Form 10-Q
period 1995-06-30
ICC TECHNOLOGIES INC
filed 1995-08-14
CIK 756502

                                                                CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ or ____


                         Commission file number 0-13865


                             ICC TECHNOLOGIES, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                  23-2368845
         -------------------------------            ------------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification Number)


         441 North 5th Street, Suite 102
         Philadelphia, Pennsylvania                           19123
         -------------------------------           -------------------------
         (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (215) 625-0700

             Former name, former address and former fiscal year if
                   changed since last report: not applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes    X       No
                                      -------       -------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, par value $.01 per share
              13,303,141 shares outstanding as of August 7, 1995.

                           INDEX TO FORM 10-Q REPORT

PART I.          FINANCIAL INFORMATION                                                        PAGE NO.
------           ---------------------                                                        --------

Item 1.          Financial Statements (Unaudited)


                       Balance Sheets at June 30, 1995 and December 31, 1994                   3

                       Statements of Operations - Three months and six months
                       ended June 30, 1995 and 1994                                            4

                       Statements of Cash Flows -  Three months and six months
                       ended June 30, 1995 and 1994                                            5

                       Notes to Financial Statements                                           6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of  Operations.                                                  10

PART II          OTHER INFORMATION

Item 1.          Legal proceedings                                                            14

Item 2.          Changes in Securities                                                        14

Item 3.          Defaults Upon Senior Securities                                              14

Item 4.          Submission of Matters to Vote of Security Holders                            14

Item 5.          Other Information                                                            14

Item 6.          Exhibits and Reports on Form 8-K                                             14

                 SIGNATURES                                                                   15

                         ICC TECHNOLOGIES, INC
                      CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,          December 31,
                                                                                   1995                1994
                                                                           -----------------  -------------------
                           ASSETS
                           ------
CURRENT ASSETS:
  Cash and cash equivalents                                                $      1,179,618    $      1,114,335
  Receivables -
    Employees                                                                        28,667              28,667
    Engelhard/ICC                                                                   324,771             124,095
  Inventories, net                                                                   11,000              16,960
  Prepaid expenses and other                                                         15,292              65,210
                                                                           -----------------  ------------------
          Total current assets                                                    1,559,348           1,349,267

RESTRICTED BANK CERTIFICATE OF DEPOSIT                                            2,500,000                   0
INVESTMENTS IN NET ASSETS OF AND LOANS TO ENGELHARD/ICC                                   0           1,048,255
PROPERTY AND EQUIPMENT, net                                                           4,357                   0
                                                                           -----------------  ------------------
            Total assets                                                   $      4,063,705    $      2,397,522
                                                                           =================  ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES:
  Accounts payable -
    Trade                                                                  $          2,772    $         93,838
  Current portion of long-term debt                                                 150,000                   0
  Accrued liabilities                                                               154,893             182,944
                                                                           -----------------  ------------------
          Total current liabilities                                                 307,665             276,782
                                                                           -----------------  ------------------
LOSSES OF ENGELHARD/ICC IN EXCESS OF INVESTMENTS IN NET ASSETS                    2,584,541                   0
                                                                           -----------------  ------------------
NOTES PAYABLE TO STOCKHOLDERS                                                             0             150,000
                                                                           -----------------  ------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
    Series F, authorized, issued and outstanding 6,885 shares
      (liquidation value $12,329,986 at June 30, 1995 and $11,632,063 at
       December 31, 1994)                                                                69                  69
    Series G Convertible, authorized and issued 400 shares;
      350 shares outstanding (liquidation value $626,797 at June 30, 1995
      and $591,318 at  December 31, 1994)                                                 4                   4
    Series H Convertible, authorized, issued and outstanding 1,500 shares
      at June 30, 1995 and  December 31, 1994                                            15                  15
    Series I, authorized, issued and outstanding 500 shares
      at June 30, 1995 and December 31, 1994                                              5                   5
    Series J, authorized, issued and outstanding 225 shares
      at June 30, 1995 and December 31, 1994                                              2                   2
  Common stock, $.01 par value, authorized 50,000,000 shares, issued 12,926,707 shares at June 30, 1994 and 12,288,632
    shares at December 31, 1994                                                     129,267             122,887
  Note receivable from issuance of Common Stock                                  (2,200,000)                  0
  Additional paid-in capital                                                     33,197,474          29,241,534
  Accumulated deficit                                                           (29,783,907)        (27,222,346)
  Less:  Treasury common stock, at cost, 66,227 shares                             (171,430)           (171,430)
                                                                           -----------------  ------------------
          Total stockholders' equity                                              1,171,499           1,970,740
                                                                           -----------------  ------------------
            Total liabilities and stockholders' equity                     $      4,063,705    $      2,397,522
                                                                           =================  ==================



   The accompanying notes are an integral part of the financial statements.

                         ICC TECHNOLOGIES, INC
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three months ended                Six months ended
                                                    ------------------------------  ------------------------------
                                                        June 30,         June 30,        June 30,        June 30,
                                                         1995             1994            1995            1994
                                                    --------------  --------------  --------------  --------------
REVENUES                                            $            0  $            0  $        6,500  $       88,360
COST OF GOODS SOLD                                               0               0           5,961          80,335
                                                    --------------  --------------  --------------  --------------
    Gross Profit (Loss)                                          0               0             539           8,025
                                                    --------------  --------------  --------------  --------------
OPERATING EXPENSES:
  Marketing                                                      0               0               0         155,283
  Engineering and development                                    0               0               0         150,523
  General and administrative                               419,237         337,482         683,485         487,169
                                                    --------------  --------------  --------------  --------------
    Total operating costs                                  419,237         337,482         683,485         792,975
                                                    --------------  --------------  --------------  --------------
      (Loss) from operations                              (419,237)       (337,482)       (682,946)       (784,950)
INTEREST:
  Interest income                                           93,707          11,072         203,061          17,240
  Interest expense on stockholders' loans                   (4,125)         (3,736)         (8,188)         (7,986)
                                                    --------------  --------------  --------------  --------------
                                                            89,582           7,336         194,873           9,254
                                                    --------------  --------------  --------------  --------------
EQUITY INTEREST IN NET LOSS OF ENGELHARD/ICC            (1,073,505)              0      (2,073,488)              0
                                                    --------------  --------------  --------------  --------------
NET (LOSS)                                              (1,403,160)       (330,146)     (2,561,561)       (775,696)

CUMULATIVE PREFERRED STOCK
  DIVIDEND REQUIREMENTS                                   (456,774)        (65,375)       (508,649)       (130,750)
                                                    --------------  --------------  --------------  --------------
NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS        $   (1,859,934) $     (395,521) $   (3,070,210) $     (906,446)
                                                    ==============  ==============  ==============  ==============
NET (LOSS) PER COMMON SHARE                         $        (0.15) $        (0.04) $        (0.24) $        (0.09)
                                                    ==============  ==============  ==============  ==============
WEIGHTED AVERAGE COMMON SHARES                          12,749,218      10,913,049      12,540,386      10,542,098
                                                    ==============  ==============  ==============  ==============


    The accompanying notes are an integral part of the financial statements.

                         ICC TECHNOLOGIES, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                     Six Months Ended June 30,
                                                             ---------------------------------------
                                                                  1995                   1994
                                                             ---------------      ------------------
Cash Flows from Operating Activities:
  Net loss                                                   $   (2,561,561)      $        (775,696)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                       413                  26,807
    Equity interest in net loss of Engelhard/ICC                  2,073,488                       0
    Increase in bad debt and inventory reserve                            0                  57,000
    (Increase) decrease in:
      Receivables                                                  (200,676)                 53,017
      Inventories                                                     5,960                 (67,664)
      Prepaid expenses and other                                     49,918                  30,610
    Increase (decrease) in:
      Accounts payable                                              (91,066)                (16,350)
      Accrued expenses                                               61,257                (153,653)
                                                             ---------------      ------------------
        Net cash used in operating activities                      (662,267)               (845,929)
                                                             ---------------      ------------------

Cash Flows from Investing Activities:
  Repayments of loans from Engelhard\ICC                          1,500,000                       0
  Purchase of restricted certificate of deposit                  (2,500,000)                      0
  Purchases of property and equipment, net                           (4,770)                 (9,300)
                                                             ---------------      ------------------
        Net cash used in investing activities                    (1,004,770)                 (9,300)
                                                             ---------------      ------------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock and warrants, net        1,732,320               4,680,369
  Repayments of borrowings from stockholders                              0                (185,272)
  Borrowings from Engelhard Corporation                                   0                 400,000
                                                             ---------------      ------------------
        Net cash provided by financing activities                 1,732,320               4,895,097
                                                             ---------------      ------------------

Net increase  in cash and cash equivalents                           65,283               4,039,868

Cash and Cash Equivalents, Beginning of Period                    1,114,335               1,142,674
                                                             ---------------      ------------------
Cash and Cash Equivalents, End of Period                     $    1,179,618       $       5,182,542
                                                             ===============      ==================




    The accompanying notes are an integral part of the financial statements.

                             ICC TECHNOLOGIES, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) JUNE 30, 1995

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1994 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Results of operations for the six months ended June 30 are not necessarily indicative of results of operations expected for the full year.

(2)      BUSINESS AND GOING CONCERN CONSIDERATIONS

         Business

         ICC Technologies, Inc. ("ICC" or the "Company") is a Delaware Corporation. On February 7, 1994, pursuant to the terms and conditions of a Joint Venture Asset Transfer Agreement ("Transfer Agreement"), by and among ICC, its newly formed wholly owned subsidiary, ICC Desiccant Technologies, Inc. ("I Partner"), and Engelhard Corporation ("Engelhard") and its newly formed wholly owned subsidiary, Engelhard DT, Inc. ("E Partner"), ICC and Engelhard, through their respective subsidiaries, formed a Pennsylvania general partnership named "Engelhard/ICC" (the "Partnership"). In exchange for a 50% interest in the Partnership, ICC transferred to the Partnership through its wholly-owned subsidiary, I Partner, substantially all of its assets, with the exception of cash and certain other assets not related to the desiccant air conditioning business, subject to certain liabilities, and Engelhard, in exchange for a 50% interest in the Partnership, (a) contributed to the Partnership through its wholly-owned subsidiary, E Partner, $8,634,000, (b) entered into a Supply Agreement pursuant to which it agreed to supply desiccants to the Partnership, (c) entered into a Technology License Agreement pursuant to which Engelhard and the Partnership licensed to each other certain technology rights, and (d) agreed to provide credit support to the Partnership in the amount of $3,000,000.

         The Partnership was formed on February 7, 1994 to engage in the business of designing, manufacturing and selling desiccant wheel components and desiccant air conditioners for the dehumidification cooling markets, industrial drying/dehumidification market and the air conditioning and microbe reduction market for health care facilities ("Partnership Business"), and succeed to the desiccant air conditioning business conducted by ICC prior to the formation of the Partnership and the activities of ICC and Engelhard under the Joint
         Development Agreement dated May 26, 1992.   As a result of the
         consummation of the Transfer Agreement, ICC has become principally a holding company, owning a 50% interest in the Partnership through ICC's wholly owned subsidiary, I Partner, which is a co-general partner of the Partnership. Although ICC is not permitted to engage directly or indirectly in any activities that would conflict with the Partnership Business as long as the Partnership is in effect, ICC is not precluded from engaging in other activities. ICC will, in fact, continue the current cogeneration business activities that it has been conducting on a very limited basis. Presently, although ICC is exploring the possibility of pursuing other ventures, to date it has not entered into any agreements or commitments to engage in any other activities.

         Prior to consummation of the Transfer Agreement, ICC was engaged in the business of designing, manufacturing and marketing environmentally beneficial and energy efficient, desiccant cooling systems for climate control for commercial buildings. The Company's products were marketed to chain operators of supermarkets, department stores, and to manufacturers, schools, health care facilities, federal, state and local governments, and to users of all other types of air conditioning and dehumidification products. The Partnership has and the Company expects the Partnership to continue to conduct such business and to market its products to such potential users.

         Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
         Revenues and the Company's share of results of operations of Engelhard/ICC have been insufficient to cover costs of operations for the three and six months ended June 30, 1995. The Company has incurred cumulative losses since inception of $29,783,907 and $27,222,346 through June 30, 1995 and December 31, 1994, respectively. In order to continue operations, the Company has had to raise additional capital to offset cash consumed in operating and investing activities. The Company's continuation as a going concern is dependent on its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required, and (iii) ultimately attain profitable operations and positive cash flows from operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

         In response to the aforementioned conditions, the Company has transferred the net assets of the desiccant air conditioning line of business to the Engelhard/ICC Partnership. ICC is not obligated to contribute additional capital to the Partnership. ICC may be requested by Engelhard to provide additional financial support to the Partnership as a condition for Engelhard to provide additional financial support to the Partnership. Until the Partnership generates sufficient cash flows from operations, it will be primarily dependent upon the partners to provide any required working capital. Because ICC is a 50% partner, ICC will record its proportionate share of future losses of the Partnership under the equity method of accounting to the extent of any remaining balance of positive investment in and advance to the Partnership or commitment to provide funds to the Partnership in the future.

         Management intends to raise additional capital as required to continue operations and to pursue other business activities; however, there can be no assurance that the Company will be able to raise additional capital as required to continue operations or to pursue other activities. See Note 4 Stock Transactions. Although the Company is not obligated to contribute capital to the Partnership, management may also consider raising additional capital to provide additional funding to the Partnership, if needed.

(3)      INVESTMENT IN ENGELHARD/ICC PARTNERSHIP

         The following are the summarized unaudited financial results of the
Partnership:

                                             Quarter ended   Quarter ended      Six months         Period
                                             --------------  --------------     ----------         ------
                                             June 30, 1995    June 30, 1994     ended  June    February 7 to
                                             -------------    -------------     -----------    --------------
                                                                                 30, 1995       June 30, 1994
                                                                                 --------       -------------
 RESULTS OF OPERATIONS:
 Revenues                                     $  3,373,964        $467,548      $  5,161,966        $617,244
 Loss from operations                          (1,805,033)      (1,373,073)      (3,584,230)      (1,943,217)
                                               ===========      ===========      ===========      ===========
 Net loss                                     ($2,147,011)    $ (1,321,990)     ($4,146,976)    $ (1,870,265)
                                             =============    =============    =============    =============

 BALANCE SHEET INFORMATION:                  June 30, 1995     December 31,
                                             -------------     ------------
                                                                     1994
                                                                     ------
 Cash                                           $  745,354        $ 648,451
 Receivables                                     1,693,706          663,551
 Inventory                                       3,643,533        2,439,509
 Other current assets                              200,277           75,836
 Cash held in escrow                             1,261,106                0
 Property, plant and equipment                   8,028,405        7,946,511
 Other noncurrent assets                         1,729,591        1,612,497
                                                 ---------        ---------
    Total Assets                              $ 17,301,972      $13,386,355
                                              ============      ===========

 Current liabilities                           $ 1,247,792       $1,730,732
 Revolving credit line                           2,750,000                0
 Long term debt                                  8,727,318          175,044
 Notes payable to general partners                       0        8,000,000
 Partners capital                                4,333,607        3,480,579
                                                 ---------        ---------
    Total Liabilities and equity               $17,301,972     $ 13,386,355
                                               ===========    =============



         The Company's investment in the Partnership is owned by a subsidiary, ICC Desiccant Technologies, Inc., whose principal asset is the Partnership investment. The investment in the Partnership is accounted for under the equity method of accounting. In the second quarter 1995, the Partnership included in revenue $500,000 associated with a technology license agreement entered into with a manufacturing company located in Taiwan. In December 1994, the general partners each loaned $4,000,000 to the Partnership in connection with the acquisition of the real property and substantially all other assets of an existing manufacturing facility located in Miami, Florida. In May 1995, $1,500,000 of the aforementioned loan was repaid to each general partner, with the remaining amount, $2,500,000, for each general partner, was converted into an investment into the Partnership. The Company's proportionate share of losses in the Partnership are $1,073,505 and $2,073,488 for the three and six months ended June 30, 1995 and $4,885,911 cumulative losses since inception. The Company's share of losses have been recognized and offset against the Company's investment in net assets and loans to Engelhard/ICC. At February 7, 1994, date of formation, the Company's investment in the Partnership was approximately $0 and no losses of the Partnership were recognized for the six months ended June 30, 1994.

         Receivables from the Partnership were $324,771 at June 30, 1995. Interest income earned from the Partnership in connection with the aforementioned $4 million loan amounted to approximately $67,000 in the second quarter of 1995. In May 1995, each general partner was repaid $1,500,000 of the aforementioned loan, of which the remaining amount, $2,500,000 for each general partner, was converted into an investment into the Partnership. The Partnership provided approximately $24,000 in various administrative office support services to the Company. The Partnership in April 1995 obtained financing from the issuance of industrial development revenue bonds up to an aggregate of $8.5 million . The proceeds of which were utilized to repay a portion of the bridge financing provided by the general partners and provided for improvements and capital equipment at the Miami facility. As of June 30, 1995, $1,261,106 of proceeds were held in escrow that were to be released upon the incurrance of qualified expenditures. In May 1995, the Company guaranteed 50% of the Partnership's indebtedness associated with the industrial development revenue bonds; as a result, the continued loss of the Partnership has resulted in the Investment being recorded as a liability on the balance sheet. The Company has established an irrevocable letter of credit for $2.5 million to support its portion of the guarantee. The Company's letter of credit is collaterialized by a certificate of deposit of $2.5 million.

         The general partners are guarantors of the Partnership's long term debt which totals $8,727,318.





(4)      STOCK TRANSACTIONS:

         Equity Investments-

         On March 31, 1995, pursuant to a private placement, the Company issued 300,000 shares of Common Stock for gross proceeds of $3,300,000. At closing cash of $1,100,000 was received along with a $2,200,000 promissory note. The promissory note is payable on the earlier of one year or forty-five days after the date on which a registration statement covering the 300,000 shares goes effective. The promissory note is collateralized by the pledge of 200,000 shares of the Common Stock purchased in such transaction. The Company granted warrants to purchase 375,000 shares of Common Stock at $9 per share to the placement agents in connection with the private placement. The expenses accrued for in connection with the offering are estimated to amount to approximately $120,000 at June 30, 1995, which has been offset against gross proceeds received.

         The Company received proceeds of approximately $308,000 from the exercise of stock options to purchase approximately 130,000 shares of Common Stock granted under its option plans for the three month period ended June 30, 1995. The Company received proceeds of approximately $750,000 from the exercise of stock options to purchase approximately 318,000 shares of Common Stock granted under its option plans for the six month period ended June 30, 1995.

         Preferred Stock-

         The shares of Series G and H Convertible Preferred Pock may be converted into Common Sock at the demand of the holder of such shares. The conversion rates are 8170.56 shares of Common Stock for each Series G share and 500 shares of Common Stock for each Series H share.

         In April 1995, the Series F and G Preferred Stock began to accrue a cash dividend at a rate equal to 15% of the respective accrued liquidation preference. Accrued dividend for the period ended June 30, 1995 for the Series F and G preferred stock amounted to $385,312 and $19,587, respectively. In August 1995, the holders of 6,750 shares of Series F Preferred Stock agreed to convert their shares into 925,000 shares of Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Results of Operations
(1) General Overview

Pursuant to the Transfer Agreement, on February 7, 1994, the Company transferred substantially all of its assets, subject to certain liabilities, to the Partnership in exchange for a 50% interest, through its subsidiary in the Partnership. The Partnership was formed with Engelhard, which, through its subsidiary also owns a 50% interest in the Partnership, and has an option to purchase the Company's 50% interest upon certain terms and conditions. Accordingly, the desiccant air conditioning business that was conducted by ICC prior to the formation of the Partnership is now being conducted by the Partnership, and ICC has become principally a holding company. Further, substantially all of the employees of ICC have become employees of the Partnership and the leases for the space occupied by, and certain other obligations of, ICC have been assumed by the Partnership.

After the consummation of the Transfer Agreement, the remaining assets of the Company, other than the investment in the Partnership, consisted of cash, a note receivable from the Company's Chairman and assets related to the cogeneration line of business, including accounts receivable, inventory, property and equipment, and other assets. These assets have been evaluated for impairment and are carried at their net realizable value. Revenues following consummation of the Transfer Agreement consist of sales of remaining spare parts related to the cogeneration line of business. The cogeneration line of business was not part of the Transfer Agreement because Engelhard was not interested in the activities of the cogeneration business.

Although ICC is not permitted to engage directly or indirectly in any activities which would conflict with the Partnership Business as long as the Partnership is in effect, ICC is not precluded from engaging in other activities. Although ICC is exploring the possibility of pursuing other ventures, to date it has not entered into any agreements or commitments to engage in any other activities.

(2) Review of Losses from Operations

As described above, upon formation of the Partnership and the transfer of substantially all of the Company's assets to the Partnership, the Company became principally a holding company. Since formation of the Partnership, the Company's sole activities have related to it's limited cogeneration operations and the Company currently is not engaged in any activities that would generate any significant revenues, although it does have continuing limited expenses. See "Results of Operations- General Overview" and "Liquidity and Capital Resources."

The Company's net loss for the six months ended June 30, 1995 was $2,561,561 compared with the net loss of $775,696 for the same period in 1994. The Company's net loss for the three months ended June 30, 1995 was $1,403,160 compared with the net loss of $330,146 for the same period in 1994. This increase in the loss is attributable to the Company's equity interest in the Partnership's losses of $2,073,488 and $1,073,505 for the six and three months ended June 30, 1995 as compared to none recognized for the same period ended in 1994. The Partnership's losses are attributable to insufficient revenues to cover operating expenses. In May 1995, the Company guaranteed 50% of the Partnership's indebtedness associated with the industrial development revenue bonds; as a result, the continued losses of the Partnership have resulted in the Investment being recorded as a liability on the balance sheet. At February 7, 1994, date of formation, the Company's investment in the Partnership was approximately $0 and no losses of the Partnership were recognized for the second quarter ended 1994.

The Company's general and administrative expenses increased $81,755 or 24% for the three month period ended June 30, 1995 compared to the same period in 1994 primarily as the result of increased payroll expenses and investor relations consulting expenses. The Company's general and administrative expenses increased $196,316 or 40% for the six month period ended June 30, 1995 compared to the same period in 1994 primarily as the result of increased payroll expenses, investor relations consulting expenses and non-recurring reimbursement of expenses of $250,000 under the joint development program recorded during 1994. The Company provided $30,000 for the three and six months ended June 30, 1995 for services rendered in 1993 by an investor relations vendor. Pursuant to an agreement with the vendor, the obligation was satisfied by the issuance of 20,000 shares of common stock. The Company's expenses related to marketing, engineering and development decreased or was eliminated in 1995 as compared to 1994 primarily as a result of the transfer of substantially all operations to the Partnership on February 7, 1994.

Net loss per share of common stock was $.24 for the six month period ended June 31, 1995, compared with $.09 per share for the same period of 1994.

                        Liquidity and Capital Resources

General Overview.

The independent accountants report on the audit of the Company's 1994 financial statements includes an explanatory paragraph regarding substantial doubts about the Company's ability to continue as a going concern. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses accumulating to $29,783,907 as of June 30, 1995. The Company's continuation as a going concern is dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing or refinancing as may be required and (iii) ultimately, attain profitable operations and positive cash flow from its operations and its investment in the Partnership.

In response to the aforementioned conditions, (i) the Company raised additional equity in 1994 as discussed below and (ii) the Company entered into the Transfer Agreement with Engelhard which was consummated and the Partnership was formed on February 7, 1994. The formation of the Partnership has substantially reduced the Company's level of operations and has provided, principally because of the financial support by Engelhard Corporation, much needed capital to fund operations in connection with the desiccant air conditioning business now being conducted by the Partnership. The independent accountants report on the audit of the Partnership's 1994 financial statements also includes an explanatory paragraph regarding substantial doubts about the Partnership's ability to continue as a going concern. The Partnership's continuation as a going concern will remain dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing or refinancing as may be required and (iii) ultimately, attain profitable operations and positive cash flow from operations.

Although the Company is currently considering financing arrangements, does not have any firm commitments, understandings or agreements for such additional capital and no assurance can be made that capital will be obtained on a timely basis.

Management believes that the Company currently has sufficient resources to support its operations until at least June 1996. Management believes the Partnership will require additional capital contributions during 1995 of which the Company's share is estimated to be approximately $2 million in cash. The additional capital needs of the Partnership during 1995 are expected to be satisfied primarily through proceeds from the collection of its note receivable from issuance of Common Stock. The Company is not aware of any additional capital contribution requirements of the Partnership other than identified above; however, there can be no assurance that additional capital contributions will not be made. To the extent capital contributions are required the Company would expect to satisfy the requirements by seeking equity financing. The Company's ability to successfully obtain equity financing in the future is dependent in part on market conditions and the performance of the Partnership. There can be no assurance that the Company will be able to obtain equity financing in the future.

In the second quarter of 1995, the Company received cash proceeds of approximately $308,000 from the issuance of common stock through the exercise of stock options. In the first quarter of 1995, the Company received cash proceeds of approximately $1.5 million from the issuance of common stock through private placements and the exercise of stock options. Offering expenses of the private placement are estimated to amount to $120,000 at June 30, 1995. The Company's cash balance at June 30, 1995 was $1,179,618.

In December 1994, the general partners each loaned $4,000,000 to the Partnership in connection with the acquisition of the real property and substantially all other assets of an existing manufacturing facility located in Miami, Florida. In May 1995, each general partner was repaid $1,500,000 of the aforementioned loan, of which the remaining amount, $2,500,000 for each general partner, was converted into an investment into the Partnership. In April 1995 the Partnership obtained financing from the issuance of industrial development revenue bonds up to an aggregate of $8.5 million. The proceeds of which were utilized to repay a portion of the bridge financing provided by the general partners and provide for improvements and capital equipment at the Miami facility. In May 1995, the Company guaranteed 50% of the Partnership's indebtedness associated with the industrial development revenue bonds; as a result, the continued losses of the Partnership have resulted in the Investment being shown as a liability on the balance sheet. The Company has established an irrevocable letter of credit for $2.5 million to support its portion of the guarantee. The Company's letter of credit is collaterialized by a certificate of deposit of $2.5 million.

On March 31, 1995, pursuant to a private placement, the Company issued 300,000 shares of Common Stock for gross proceeds of $3,300,000. At closing cash of $1,100,000 was received along with a $2,200,000 promissory note. The promissory note is payable on the earlier of one year or forty-five days after the date on which a registration statement covering the 300,000 shares goes effective. The promissory note is collateralized by the pledge of 200,000 shares of the Common Stock purchased in such transaction. The Company granted warrants to purchase 375,000 shares of Common Stock at $9 per share to the placement agents in connection with the private placement.

The Company received proceeds of approximately $308,000 from the exercise of stock options to purchase approximately 130,000 shares of Common Stock granted under its option plans for the three month period ended June 30, 1995. The Company received proceeds of approximately $750,000 from the exercise of stock options to purchase approximately 318,000 shares of Common Stock granted under its option plans for the six month period ended June 30, 1995.

The Company had negative cash flow from operating activities of $662,267 for the six months ended June 30, 1995. The reason for the operating deficit was primarily from the increase in advances to the Partnership and continued administrative costs.

Review of Working Capital

As of June 30, 1995, ICC had $1,559,348 in total current assets and $307,665 in current liabilities, resulting in working capital of $1,251,683. The Company's cash position at June 30, 1995 was $1,179,618. The Company's expenses will most likely continue to be higher than any revenues from limited operations for 1995 and perhaps beyond. The Company believes that the equity capital raised described above, together with limited negative cash flow from operations, will be sufficient to meet its working capital requirements for the immediate foreseeable future.

ICC has not declared any dividends and does not expect to declare dividends in the foreseeable future. Payment of future dividends will rest within the discretion of the Board of Directors and will depend, among other things, on ICC's earnings, capital requirements and financial condition. In general, payment of dividends to holders of Common Stock is restricted by requirements that all accumulated dividends due to all series of Preferred Stock be fully paid prior to the distribution of any dividends to the holders of Common Stock.

                                    PART II

                               OTHER INFORMATION

Item 1.          Legal Proceedings


                 No legal proceedings by, or against, the Company were initiated in the quarter ended March 31, 1995.


Item 2.          Changes in Securities.

                 None

Item 3.          Defaults Upon Senior Securities

                 Not Applicable

Item 4.          Submission of Matters to a Vote of Security Holders

                 The last Annual Meeting of Stockholders of ICC was held June 1, 1995. The record date for the meeting was April 3, 1995. At such meeting, the holders of Common Stock, voting as a single class, elected a Board of Directors for the Company consisting of the following six persons: Irwin L. Gross; Mark S Hauser; Stephen Schachman; William A. Wilson; Andrew L. Shapiro and Albert Resnick. These individuals will serve on the Board of Directors until the next annual meeting of stockholders or until their respective successors have been duly elected and qualified.

                 The votes were cast as follows for the election of Directors:

                  NAME                                      FOR                        WITHHELD
                  ----                                      ---                        --------
                 Irwin L. Gross                          15,603,445                    189,779
                 Mark S. Hauser                          15,607,255                    185,969
                 Albert Resnick                          15,603,505                    189,719
                 Stephen Schachman                       15,590,475                    202,749
                 Andrew L. Shapiro                       15,605,975                    187,249
                 William A. Wilson                       15,607,505                    185,719


                 The stockholders also ratified the selection of the firm of Coopers & Lybrand LLP to be the Company's auditors for 1995. There were 15,652,429 votes in favor of the selection, 46,865 votes against, and 93,930 in abstention.

Item 5.          Other Information

                 Not Applicable

Item 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits: None
         (b)     Reports on Form 8-K: None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:     August 11, 1995                  BY:  /s/ Irwin L. Gross
         --------------------                   ------------------------
                                                Irwin L. Gross, Chairman
                                                and President




DATE:    August 11, 1995                   BY:  /s/Manfred Hanuschek
         ----------------------                 --------------------
                                                Manfred Hanuschek
                                                Chief Financial Officer