Form 10-Q
period 1995-09-30
ICC TECHNOLOGIES INC
filed 1995-11-14
CIK 756502

                                                                  Conformed Copy
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934 for the quarterly period ended September 30, 1995, or

/  /     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ____ or ____


                         Commission file number 0-13865


                             ICC TECHNOLOGIES, INC.
      ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                              23-2368845
      ------------------------------           -------------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification Number)


      441 North 5th Street, Suite 102
      Philadelphia, Pennsylvania                              19123
      -------------------------------------               --------------
     (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (215) 625-0700
                                                           --------------

             Former name, former address and former fiscal year if
                   changed since last report: not applicable
                                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X       No
                             -----        -----
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, par value $.01 per share
                     --------------------------------------

            14,677,542 shares outstanding as of October 25, 1995.
            -----------------------------------------------------

                           INDEX TO FORM 10-Q REPORT

PART I.          FINANCIAL INFORMATION                                                     PAGE NO.
-------          ---------------------                                                     --------
Item 1.          Financial Statements (Unaudited)


                       Consolidated Balance Sheets at September 30, 1995                      3
                       and December 31, 1994

                       Consolidated Statements of Operations for the three and nine
                       months ended September 30, 1995 and 1994                               4

                       Consolidated Statements of Cash Flows for the nine months
                       ended September 30, 1995 and 1994                                      5

                       Notes to Consolidated Financial Statements                             6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of  Operations.                                                  11

PART II          OTHER INFORMATION

Item 1.          Legal proceedings                                                            16

Item 2.          Changes in Securities                                                        16

Item 3.          Defaults Upon Senior Securities                                              16

Item 4.          Submission of Matters to Vote of Security Holders                            16

Item 5.          Other Information                                                            16

Item 6.          Exhibits and Reports on Form 8-K                                             16

                 SIGNATURES                                                                   17

                            ICC TECHNOLOGIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                              September 30,      December 31,
                                                                  1995               1994
                                                              -------------     --------------
                    ASSETS                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                    $  3,855,335       $  1,114,335
  Receivables -
    Employees                                                        28,667             28,667
    Engelhard/ICC                                                   157,543            124,095
  Inventories, net                                                    2,000             16,960
  Prepaid expenses and other                                        187,284             65,210
                                                               ------------       ------------
          Total current assets                                    4,230,829          1,349,267

RESTRICTED BANK CERTIFICATE OF DEPOSIT                            2,500,000                  0
INVESTMENTS IN ENGELHARD/ICC                                              0          1,048,255
PROPERTY AND EQUIPMENT, net                                           3,944                  0
OTHER ASSETS                                                          3,414                  0
                                                               ------------       ------------
            Total assets                                       $  6,738,187       $  2,397,522
                                                               ============       ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -
    Trade                                                      $     15,059       $     93,838
  Current portion of notes payable to stockholders                  150,000                  0
  Accrued liabilities                                               165,058            182,944
                                                               ------------       ------------
          Total current liabilities                                 330,117            276,782
                                                               ------------       ------------
LOSSES OF ENGELHARD/ICC IN EXCESS OF INVESTMENTS                  2,904,804                  0
                                                               ------------       ------------
NOTES PAYABLE TO STOCKHOLDERS                                             0            150,000
                                                               ------------       ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
    Series F, authorized, issued and outstanding 135 shares
      at September 30, 1995, and 6,885 shares at December 31,
      1994 (liquidation value $241,764 at September 30, 1995
      and $11,632,063 at December 31, 1994                                1                 69
    Series G Convertible, authorized and issued 400 shares;
      350 shares outstanding (liquidation value $626,797
      at September 30, 1995 and $591,318 at
      December 31, 1994)                                                  4                  4
    Series H Convertible, authorized, issued
      and outstanding 1,500 shares at September 30, 1995 and
      December 31, 1994                                                  15                 15
    Series I, authorized, issued and outstanding 500 shares
      at September 30, 1995 and December 31, 1994                         5                  5
    Series J, authorized, issued and outstanding 225 shares
      at September 30, 1995 and December 31, 1994                         2                  2
  Common stock, $.01 par value, authorized 50,000,000 shares, issued 14,592,540 shares at September 30, 1995 and
      12,288,632 shares at December 31, 1994                        145,925            122,887
  Additional paid-in capital                                     34,907,976         29,241,534
  Accumulated deficit                                           (31,379,232)       (27,222,346)
  Less:  Treasury common stock, at cost, 66,227 shares             (171,430)          (171,430)
                                                               ------------       ------------
          Total stockholders' equity                              3,503,266          1,970,740
                                                               ------------       ------------
            Total liabilities and stockholders' equity         $  6,738,187       $  2,397,522
                                                               ============       ============

    The accompanying notes are an integral part of the financial statements.

                             ICC TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three months ended                    Nine months ended
                                      --------------------------------     ----------------------------------
                                       September 30,     September 30,     September 30,       September 30,
                                          1995               1994               1995                1994
                                      ---------------    -------------     --------------     ----------------
REVENUES                                         0        $          0     $        6,500     $       88,360
COST OF GOODS SOLD                               0                   0              5,961             80,335
    Gross Profit                                 0                   0                539              8,025
OPERATING EXPENSES:
  Marketing                                      0                   0                  0            155,283
  Engineering and development                    0                   0                  0            150,523
  General and administrative               343,283             446,266          1,026,768            933,435
    Total operating costs                  343,283             446,266          1,026,768          1,239,241
      Loss from operations                (343,283)           (446,266)        (1,026,229)        (1,231,216)
INTEREST:
  Interest income                           72,251              54,207            275,312             71,447
  Interest expense on stockholders'
    loans                                   (4,031)             (2,750)           (12,219)           (10,736)
                                            68,220              51,457            263,093             60,711
EQUITY INTEREST IN NET LOSS OF
  ENGELHARD/ICC                         (1,320,262)                  0         (3,393,750)                 0
NET LOSS                               $(1,595,325)           (394,809)       $(4,156,886)       $(1,170,505)

PREFERRED STOCK
  DIVIDEND REQUIREMENTS                    (84,446)            (45,125)          (215,339)          (175,875)
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                         $(1,679,771)       $   (439,934)    $   (4,372,225)    $   (1,346,380)
NET LOSS PER COMMON SHARE              $     (0.12)       $      (0.04)    $        (0.34)    $        (0.12)
WEIGHTED AVERAGE COMMON SHARES          13,785,330          12,083,108         12,955,334         11,081,990


       The accompanying notes are an integral part of the financial statements.

                             ICC TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                Nine Months Ended September 30,
                                               ---------------------------------
                                                     1995              1994
                                               -----------------  --------------
Cash Flows from Operating Activities:
  Net loss                                       $(4,156,886)     $(1,170,505)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                        826           49,181
    Equity interest in net loss of
      Engelhard/ICC                                3,393,750                0
    Warrants issued for services rendered             25,000
    Increase in bad debt and inventory reserve         9,000          111,112
    (Increase) decrease in:
      Receivables                                    (33,448)          45,035
      Inventories                                      5,960          (67,664)
      Prepaid expenses and other                     (97,074)         (20,341)
    Increase (decrease) in:
      Accounts payable                               (78,779)         (21,361)
      Accrued expenses                                41,423          (62,825)
                                                 -----------      -----------
        Net cash used in operating activities       (890,228)      (1,137,368)
                                                 -----------      -----------

Cash Flows from Investing Activities:
  Capital contribution to Engelhard\ICC           (1,000,000)               0
  Repayments of loans from Engelhard\ICC           1,500,000                0
  Purchase of restricted certificate of
    deposit                                       (2,500,000)               0
  Purchases of property and equipment, net            (8,184)          (9,300)
                                                 -----------      -----------
        Net cash used in investing activities     (2,008,184)          (9,300)
                                                 -----------      -----------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock
    and warrants, net                              5,639,412        5,062,303
  Repayments of borrowings from stockholders               0         (185,272)
  Borrowings from Engelhard Corporation                    0          400,000
                                                 -----------      -----------
        Net cash provided by financing
          activities                               5,639,412        5,277,031
                                                 -----------      -----------

Net increase  in cash and cash equivalents         2,741,000        4,130,363

Cash and Cash Equivalents, Beginning of Period     1,114,335        1,142,674
                                                 -----------      -----------
Cash and Cash Equivalents, End of Period         $ 3,855,335      $ 5,273,037
                                                 ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                             ICC TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  SEPTEMBER 30, 1995

(1)       BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected herein. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1994 included in the Company's Annual Report on Form 10-K for the year then ended. Results of operations for the nine months ended September 30, 1995 are not necessarily indicative of results of operations expected for the full year.

(2)       BUSINESS AND GOING CONCERN CONSIDERATIONS

          Business

          ICC Technologies, Inc. ("ICC" or the "Company") is a Delaware Corporation. On February 7, 1994, pursuant to the terms and conditions of a Joint Venture Asset Transfer Agreement ("Transfer Agreement"), by and among ICC, its newly formed wholly-owned subsidiary, ICC Desiccant Technologies, Inc. ("I Partner"), and Engelhard Corporation ("Engelhard") and its newly formed wholly-owned subsidiary, Engelhard DT, Inc. ("E Partner"), ICC and Engelhard, through their respective subsidiaries, formed a Pennsylvania general partnership named "Engelhard/ICC" (the "Partnership"). In exchange for a 50% interest in the Partnership, ICC transferred to the Partnership through its wholly-owned subsidiary, I Partner, substantially all of its assets, with the exception of cash and certain other assets not related to the desiccant air conditioning business, subject to certain liabilities, and Engelhard, in exchange for a 50% interest in the Partnership, (a) contributed to the Partnership through its wholly-owned subsidiary, E Partner, approximately $8,600,000 in cash, (b) entered into a Supply Agreement pursuant to which it agreed to supply desiccants to the Partnership,
          (c) entered into a Technology License Agreement pursuant to which Engelhard and the Partnership licensed to each other certain technology rights, and (d) agreed to provide credit support to the Partnership in the amount of $3,000,000.

          The Partnership was formed to engage in the business of designing, manufacturing and selling desiccant wheel components and desiccant air conditioners for the dehumidification cooling markets, industrial drying/dehumidification market and the air conditioning and microbe reduction market for health care facilities ("Partnership Business"), and succeed to the desiccant air conditioning business conducted by ICC prior to the formation of the Partnership and the activities of ICC and Engelhard under the Joint Development Agreement dated May 26,
          1992.   As a result of the consummation of the Transfer Agreement,
          ICC has become principally a holding company, owning a 50% interest in the Partnership through ICC's wholly-owned subsidiary, I Partner, which is a co-general partner of the Partnership. Although ICC is not permitted to engage directly or indirectly in any activities that would conflict with the Partnership Business as long as the Partnership is in effect, ICC is not precluded from engaging in other activities.

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

          Going Concern

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of Engelhard/ICC have been insufficient to cover costs of operations for the nine months ended September 30, 1995. The Company has incurred cumulative losses since inception of $31,379,232 through September 30, 1995. In order to continue operations, the Company has had to raise additional capital to offset cash consumed in operations and support of the Partnership. Until the Partnership generates positive cash flows from operations, it will be primarily dependent upon the partners to provide any required working capital. The Company's continuation as a going concern is dependent on its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required, and (iii) ultimately attain profitable operations and positive cash flows from operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

          Management intends to raise additional capital as required to continue operations and to support the Partnership; however, there can be no assurance that the Company will be able to raise additional capital. See Note 4 Stock Transactions.

(3)      INVESTMENT IN ENGELHARD/ICC PARTNERSHIP

         The following are the summarized unaudited financial results of the
         Partnership:

                                              Quarter ended        Quarter ended       Nine months ended    Period February
                                            September 30, 1995   September 30, 1994    September 30, 1995   7 to September
                                                                                                                30, 1994
                                            ------------------   ------------------    ------------------   ---------------
          RESULTS OF OPERATIONS:
          Revenues                                $  2,009,538         $     379,912         $  7,171,504      $     997,156
          Cost of goods sold                         2,283,118               328,282            7,175,429            876,872
                                                     ---------               -------            ---------            -------
          Gross profit(loss)                         (273,580)                51,630              (3,925)            120,284
          Operating expenses:
            Marketing                                  862,851               659,882            2,524,468          1,373,024
            Engineering                                280,470               290,897              694,747            750,357
            Research and development                   257,556               231,904              898,135            540,999
            General and administrative                 847,423               466,093            2,084,030          1,000,461
                                                       -------               -------            ---------          ---------
          Loss from operations                     (2,521,880)           (1,597,146)          (6,205,305)        (3,544,557)
          Interest expense(income)                     118,643              (24,947)              582,194          (102,093)
                                                       -------              --------              -------          ---------

          Net loss                                $(2,640,523)         $ (1,572,199)         $(6,787,499)      $ (3,442,464)
                                                  ============         =============         ============      =============

          BALANCE SHEET INFORMATION:           September 30, 1995    December 31, 1994
                                               ------------------    -----------------
          Cash                                     $    40,998           $   648,451
          Receivables                                1,497,441               663,551
          Inventory                                  4,358,148             2,439,509
          Other current assets                          47,181                75,836
          Cash held in escrow                        1,060,865                     0
          Property, plant and equipment              7,988,625             7,946,511
          Other noncurrent assets                    1,792,549             1,612,497
                                                     ---------             ---------
             Total Assets                          $16,785,807           $13,386,355
                                                   ===========           ===========

          Current liabilities                      $ 1,628,157           $ 1,730,732
          Short term loan                            2,750,000                     0
          Long term debt                             8,714,570               175,044
          Notes payable to general partners                  0             8,000,000
          Partners' capital                          3,693,080             3,480,579
                                                     ---------             ---------
             Total Liabilities and capital         $16,785,807           $13,386,355
                                                   ===========           ===========


         The Company's investment in the Partnership is owned by a wholly-owned subsidiary, ICC Desiccant Technologies, Inc., whose principal asset is the Partnership investment. The investment in the Partnership is accounted for under the equity method of accounting. On February 7, 1994, date of formation, the Company's investment in the Partnership was approximately $0. The investment remained at $0 through September 30, 1994 because the Company had no obligation to provide additional financial support to the Partnership. In December 1994, each general partner provided additional financing in the amount of $4,000,000 to the Partnership ("General Partners' Bridge Loan") in connection with the acquisition of the real property and substantially all other assets of an existing manufacturing facility located in Miami, Florida. The General Partners' Bridge Loan resulted in the Company increasing its investment in the Partnership as well as recording its proportionate share of previously unrecognized accumulated losses at that time. In May 1995, $1,500,000 of the aforementioned bridge loan was repaid to each general partner. The remaining amount, $2,500,000, for each general partner, was converted into an investment in the Partnership.

         In April 1995, the Partnership obtained financing from the issuance of $8,500,000 of industrial development revenue bonds. The proceeds of these bonds were used to repay $3,000,000 of the General Partners' Bridge Loan, $1,500,000 to each general partner, and provide for improvements and capital equipment at the Miami facility. As of September 30, 1995, $1,060,865 of proceeds were held in escrow and will be released upon the Partnership's incurring of qualified expenditures.

         In May 1995, the Company guaranteed 50% of the Partnership's indebtedness associated with the industrial development revenue bonds. The Company has established an irrevocable letter of credit for $2,500,000 to support its portion of the guarantee. The Company's letter of credit is collateralized by a certificate of deposit in the amount of $2,500,000.

         The general partners are guarantors of the Partnership's long-term debt which totals approximately, $8,700,000 as of September 30, 1995.

         Subsequent to September 30, 1995, each general partner contributed an additional $1,000,000 to the Partnership.

         The Company's proportionate share of losses in the Partnership are $1,320,262 and $3,393,750 for the three and nine months ended September 30, 1995. The Partnership has incurred cumulative losses of approximately $12,400,000 since inception. The Company's share of the cumulative losses have resulted in recognition of losses in excess of the Company's investment and advances in the amount of $2,904,809. This amount has been reflected as a liability in the September 30, 1995 balance sheet.

         Receivables from the Partnership were $157,543 at September 30, 1995. Interest income earned by the Company in connection with the aforementioned General Partners' Bridge Loan amounted to approximately $164,000 in 1995. The Partnership charged the Company approximately $24,000 and $64,000 for the three and nine months ended September 30, 1995, respectively, in various administrative office support services which were provided.

(4)      STOCK TRANSACTIONS:

         Equity Investments

         On March 31, 1995, pursuant to a private placement, the Company issued 300,000 shares of Common Stock for gross proceeds of $3,300,000. At closing, cash of $1,100,000 was received along with a $2,200,000 promissory note. In August 1995, the $2,200,000 owed on the promissory note was collected. The Company granted warrants to purchase 375,000 shares of Common Stock at $9 per share to the placement agents in connection with the private placement.

         The Company received proceeds of approximately $932,000 from the exercise of stock options to purchase approximately 476,000 shares of Common Stock granted under its option plans for the three month period ended September 30, 1995. The Company received proceeds of approximately $1,683,000 from the exercise of stock options to purchase approximately 794,000 shares of Common Stock granted under its option plans for the nine month period ended September 30, 1995.

         The Company received proceeds of approximately $946,000 from the exercise of warrants to purchase approximately 265,000 shares of Common Stock for the nine month period ended September 30, 1995.

         Preferred Stock

         The shares of Series G and H Convertible Preferred Stock may be converted into Common Stock at the demand of the holder of such shares. The conversion rates are 8170.56 shares of Common Stock for each Series G share and 500 shares of Common Stock for each Series H share.

         In April 1995, the Series F and G Preferred Stock began to accrue a cash dividend at a rate equal to 15% of the respective accrued liquidation preference. Cumulative accrued undeclared and unpaid dividends as of September 30, 1995 for Preferred Stock amounted to approximately $908,000. In August 1995, the holders of 6,750 shares of Series F Preferred Stock converted their shares into 925,000 shares of Common Stock.

(5)      NEW ACCOUNTING STANDARD


         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. It encourages entities to adopt that method in place of the intrinsic value method currently in place under the provisions of Opinion No. 25 of the Accounting Principles Board (APB). Under the fair value method accounting, all arrangements under which employees receive shares of stock or other equity instruments or under which employers incur liabilities to employees in amounts based on the price of its stock result in the measurement of compensation cost at the grant date of the award which is recognized over the service period, usually the vesting period. Under the intrinsic value method, compensation cost is measured by the excess of the quoted market price of the stock, if any, over the amount the employee must pay to acquire the stock. For example, granting immediately exercisable stock options to an employee at an exercise price equal to the quoted market price of the stock results in the recognition of compensation expense at the date of grant under the fair value method of SFAS No. 123; under the intrinsic value method of APB No. 25, no compensation expense is recognized. However, SFAS No. 123 allows the Company to elect to continue its current method of accounting under APB No. 25 for employee stock-based compensation arrangements. The Company expects to continue its current method of accounting under APB No. 25 for employee stock-based compensation arrangements. If the Company continues its current method of accounting, pro forma disclosures of net income and earnings per share must be disclosed, as if the Company had adopted the recognition provisions of SFAS No. 123.

         Although the Company is permitted to continue accounting for employee stock-based compensation arrangements under APB No. 25, SFAS No. 123 requires the Company to utilize the fair value method of accounting for transactions involving stock options or other equity instruments issued to nonemployees as consideration for goods or services. Presently, those transactions are accounted for by the Company under the intrinsic value principles of APB No. 25.

         The accounting and disclosure requirements of SFAS No. 123 are effective for the Company in 1996. The Company has not yet determined the impact of SFAS No. 123.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Results of Operations
General Overview

Pursuant to the Transfer Agreement, on February 7, 1994, the Company transferred, through its subsidiary, substantially all of its assets, subject to certain liabilities, to the Partnership in exchange for a 50% interest in the Partnership. The Partnership was formed with Engelhard, which, through its subsidiary, also owns a 50% interest in the Partnership, and has an option to purchase the Company's 50% interest upon certain terms and conditions. Accordingly, the desiccant air conditioning business that was conducted by ICC prior to the formation of the Partnership is now being conducted by the
Partnership, and ICC has become principally a holding company.   Further,
substantially all of the employees of ICC have become employees of the Partnership and the leases for the space occupied by, and certain other obligations of, ICC have been assumed by the Partnership.

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

Although ICC is not permitted to engage directly or indirectly in any activities which would conflict with the Partnership's business as long as the Partnership is in effect, ICC is not precluded from engaging in other activities.

Review of Losses from Operations

As described above, upon formation of the Partnership and the transfer of substantially all of the Company's assets to the Partnership, the Company became principally a holding company. Since formation of the Partnership, the Company's activities have related to its limited cogeneration operations and oversight of its investment in the Partnership. The Company currently is not engaged in any activities that would generate any significant revenues, although it does have continuing expenses.


At February 7, 1994, date of formation, the Company's investment in the Partnership was approximately $0, the Company had no obligation to provide additional financing to the Partnership and losses of the Partnership were not recognized through the period ended September 30, 1994. In the fourth quarter of 1994, the Company and Engelhard each loaned the Partnership $4,000,000 to acquire a manufacturing facility in Miami, Florida. The Company recognized its share of the accumulated losses of the Partnership in the fourth quarter of 1994 and has continued to recognize its share of Partnership's losses.

The Company's net loss for the three months ended September 30, 1995 was $1,595,325 compared with the net loss of $394,809 for the same period in 1994. The Company's net loss for the nine months ended September 30, 1995 was $4,156,886 compared with the net loss of $1,170,505 for the same period in 1994. This increase in the net loss is attributable to the Company's equity interest in the Partnership's losses of $1,320,262 and $3,393,750 for the three and nine months ended September 30, 1995 as compared to none recognized for the same period ended in 1994. In May 1995, the Company guaranteed 50% of the Partnership's indebtedness associated with the industrial development revenue bonds.

The Company's general and administrative expenses decreased $102,983 or 23% for the three month period ended September 30, 1995 compared to the same period in 1994 primarily as the result of a decrease in professional fees. The Company's general and administrative expenses increased $93,333 or 9.9% for the nine month period ended September 30, 1995 compared to the same period in 1994 primarily as the result of increased payroll expenses and other administration costs offset by a reduction in professional fees. The Company provided $30,000 for the nine months ended September 30, 1995 for services rendered in 1993 by an investor relations vendor. Pursuant to an agreement with the vendor, the obligation was satisfied by the issuance of 20,000 shares of common stock. The Company's expenses related to marketing, engineering and development decreased or were eliminated in 1995 as compared to 1994 primarily as a result of the transfer of substantially all operations to the Partnership on February 7, 1994. In connection with the private placement of 300,000 shares of Common Stock in March 1995, the Company entered into a consulting arrangement expiring in March 1996, with the placement agents; consulting expenses of $25,000 were recognized in the three and nine months ended September 30,1995.

The Partnership losses from operations for the three and nine month periods ended September 30, 1995 were $2,521,880 and $6,205,305 compared with losses of $1,597,146 for the three month period ended September 30, 1994 and $3,544,557 for the period from inception, February 7, 1994 to September 30, 1994.

The Partnership's revenue for the three months ended September 30, 1995 increased to $2,009,538 compared to $379,912 for the same period in 1994. The Partnership's revenue for the nine months ended September 30, 1995 increased to $7,171,504 compared to $997,156 for the period February 7, 1994 to September 30, 1994. The increase in revenue is attributable to sales of substrate from the Miami plant to Ciba Geigy pursuant to a supply contract, increased equipment sales and licensing fees. Sales of substrate from the Miami plant amounted to approximately $1,500,000 and $4,800,000 for the three and nine months ended September 30, 1995, respectively. Equipment sales amount to approximately $500,000 and $1,800,000 for the three and nine months ended September 30, 1995 respectively. Licensing fees of $500,000 were earned in the nine months ended September 31, 1995 compared to none in 1994. Sales of substrate was insignificant in 1994.

The Partnership's gross loss for equipment sales was approximately
$370,000 and $770,000 for the three and nine months ended September 30, 1995. The gross loss was attributable to increased production expenses and production inefficiencies.

The increase in the Partnership's losses from operations for the three and nine month periods ended September 30, 1995 compared to the same periods in 1994 is attributable primarily to higher marketing and general and administrative operating costs. Marketing expenses have increased as a result of the Partnership's increased sales and marketing staff and its related activities. General and administrative expenses have increased as a result of an increased administrative staff and related payroll along with higher costs associated with operating the Miami plant acquired in December 1994.

The Partnership's expenses related to product development, marketing, and administration increased by $599,524 for the three months ended September 30, 1995 and $2,536,539 for the nine months ended September 30, 1995 as compared to the similar periods in 1994. Marketing expenses increased $202,969 for the three months ended September 30, 1995 compared to the same period in 1994 and increased $1,151,444 for the nine months ended September 30, 1995 compared to the period from inception, February 7, 1994 to September 30, 1994. The increase in marketing expenses is the result of the Partnership's increased marketing efforts and increased sales and marketing staff. General and administrative expenses increased $381,330 and $1,083,569 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994 as the result of increased staff and related payroll along with higher costs associated with the Miami plant acquired in December 1994.

The Partnership's backlog for equipment amounted to approximately
$1,500,000 at September 30, 1995 versus approximately $350,000 at September 30, 1994.

                        Liquidity and Capital Resources

General Overview

The independent accountants report on the audit of the Company's 1994 financial statements includes an explanatory paragraph regarding substantial doubts about the Company's ability to continue as a going concern. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses accumulating to $31,379,232 as of September 30, 1995. The Company's continuation as a going concern is dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing or refinancing as may be required and (iii) ultimately, attain profitable operations and positive cash flow from its operations and its investment in the Partnership.

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

Although the Company is currently considering financing arrangements, no assurance can be made that capital will be obtained on a timely basis.

Management believes that the Company currently has sufficient resources to support its operations through 1996. The capital needs of the Company have been satisfied primarily through proceeds from the issuance of Common Stock and exercise of stock options and warrants. A capital contribution of $1 million to the Partnership was made by each partner in October 1995. Management believes the Partnership will require additional capital contributions during 1996. The minimum capital requirement of the Partnership is expected to be $1 million for 1996. The Partnership may require additional capital in order to take advantage of growth opportunities. To the extent additional significant capital contributions are required, the Company would expect to satisfy the requirements by seeking equity financing. The Company's ability to successfully obtain equity financing in the future is dependent in part on market conditions and the performance of the Partnership. There can be no assurance that the Company will be able to obtain equity financing in the future.

The Company received net cash proceeds of approximately $2.6 million from the issuance of approximately 1,060,000 shares of common stock through the exercise of stock options and warrants and approximately $3.1 million from the issuance of Common Stock through a private placement for the nine months ended
September 30, 1995. On March 31, 1995, pursuant to the private placement, the Company issued 300,000 shares of Common Stock for gross proceeds of $3,300,000. At closing, cash of $1,100,000 was received along with a $2,200,000 promissory note. The promissory note was paid in August 1995. The Company granted warrants to purchase 375,000 shares of Common Stock at $9 per share to the placement agents in connection with the private placement.

In December 1994, the general partners each loaned $4,000,000 to the Partnership in connection with the acquisition of the real property and substantially all other assets of an existing manufacturing facility located in Miami, Florida. In May 1995, each general partner was repaid $1,500,000 of the aforementioned loan, and the remaining amount, $2,500,000 for each general partner, was converted into an investment in the Partnership. In April 1995, the Partnership obtained financing from the issuance of $8.5 million in industrial development revenue bonds. The proceeds of these bonds were utilized to repay a portion of the loan provided by the general partners and provide for improvements and capital equipment at the Miami facility. In May 1995, the Company guaranteed 50% of the Partnership's indebtedness associated with the industrial development revenue bonds. The Company has established an irrevocable letter of credit for $2.5 million to support its portion of the guarantee. The Company's letter of credit is collaterialized by a certificate of deposit of $2.5 million.

In August 1995, the Partnership entered into a joint development agreement with an Israeli corporation related to the development of a residential desiccant unit. In connection with the joint development agreement, the Company agreed in October 1995 to loan up to $250,000 to the Israeli corporation related to its funding of the program.

The Company received proceeds of approximately $1,683,000 from the exercise of stock options to purchase approximately 794,000 shares of Common Stock granted under its option plans and $946,000 from the exercise of warrants to purchase approximately 265,000 shares of Common Stock for the nine month period ended September 30, 1995.


The Company had negative cash flow from operating activities of $890,228 for the nine months ended September 30, 1995. The reason for the operating deficit was attributable to continued general and administrative costs and negligible revenue.

Review of Working Capital

As of September 30, 1995, ICC had $4,230,829 in total current assets and $330,117 in current liabilities, resulting in working capital of $3,900,712. The Company's cash position at September 30, 1995 was $3,855,335.

ICC has not declared any dividends on its preferred or common stock and does not expect to declare dividends on common stock in the foreseeable future. Payment of future dividends will rest within the discretion of the Board of Directors and will depend, among other things, on ICC's earnings, capital requirements and financial condition. In addition, under the terms of the Company's note payable to stockholders, the Company is prohibited from paying or declaring any dividends, and under the provisions of the Company's series of Preferred Stock all accrued dividends must be paid on Preferred Stock prior to the payment of any dividends on Common Stock.

New Accounting Standard
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. It encourages entities to adopt that method in place of the intrinsic value method currently in place under the provisions of Opinion No. 25 of the Accounting Principles Board (APB). Under the fair value method accounting, all arrangements under which employees receive shares of stock or other equity instruments or under which employers incur liabilities to employees in amounts based on the price of its stock result in the measurement of compensation cost at the grant date of the award which is recognized over the service period, usually the vesting period. Under the intrinsic value method, compensation cost is measured by the excess of the quoted market price of the stock, if any, over the amount the employee must pay to acquire the stock. For example, granting immediately exercisable stock options to an employee at an exercise price equal to the quoted market price of the stock results in the recognition of compensation expense at the date of grant under the fair value method of SFAS No. 123; under the intrinsic value method of APB No. 25, no compensation expense is recognized. However, SFAS
No. 123 allows the Company to elect to continue its current method of accounting under APB No. 25 for employee stock-based compensation arrangements. The Company expects to continue its current method of accounting under APB No. 25 for employee stock-based compensation arrangements. If the Company continues its current method of accounting, pro forma disclosures of net income and earnings per share must be disclosed, as if the Company had adopted the recognition provisions of SFAS No. 123.

Although the Company is permitted to continue accounting for employee stock-based compensation arrangements under APB No. 25, SFAS No. 123 requires the Company to utilize the fair value method of accounting for transactions involving stock options or other equity instruments issued to nonemployees as consideration for goods or services. Presently, those transactions are accounted for by the Company under the intrinsic value principles of APB No. 25.

The accounting and disclosure requirements of SFAS No. 123 are effective for the Company in 1996. The Company has not yet determined the impact of SFAS No. 123.

PART II

OTHER INFORMATION

Item 1.          Legal Proceedings

                 No legal proceedings by, or against, the Company were initiated in the quarter ended September 30, 1995.

Item 2.          Changes in Securities.

                 None

Item 3.          Defaults Upon Senior Securities

                 Not Applicable

Item 4.          Submission of Matters to a Vote of Security Holders

                 Not Applicable

Item 5.          Other Information

                 Not Applicable

Item 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits:
                 10.1 License Agreement by and between Engelhard/ICC and Ciba Composites Anaheim, a business unit of Ciba Composites, a Division of Ciba-Geigy Corporation, dated November 29, 1994.

                 10.2 Manufacturing and Supply Agreement by and between Engelhard/ICC and Ciba Composites Anaheim, a business unit of Ciba Composites, a Division of Ciba- Geigy Corporation, dated November 29, 1994.

                 10.3 Technical Information, Trademark and Patent License Agreement by and between Engelhard/ICC and Chung-Hsin Electric & Machinery Manufacturing Corporation, dated March 27, 1995.

                 10.4 Supply Agreement by and between Engelhard/ICC and Chung-Hsin electric & Machinery Manufacturing Corporation, dated March 27, 1995.

                 10.5 Agreement by and among Engelhard Corporation, ICC Technologies, Inc. and Engelhard/ICC, dated April 1, 1995 relating to the Dade County Industrial Development Revenue Bonds.

                 10.6 Memorandum of Understanding by and between Engelhard/ICC and Samsung Corporation, dated June 30, 1995.

                 10.7 Form of Amendment dated August 9, 1995 to Agreement of October 6, 1992 Regarding Formation of ICC International by and between Engelhard/ICC and A B Avir Technologies, Ltd.

         (b)     Reports on Form 8-K: None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    November 13, 1995                 BY:        /s/ Irwin L. Gross
     -------------------------                ------------------------------
                                                   Irwin L. Gross, Chairman
                                                   and President




DATE:    November 13, 1995                 BY:     /s/Manfred Hanuschek
     -------------------------                ------------------------------
                                                   Manfred Hanuschek
                                                   Chief Financial Officer