Form 10-K
period 1995-12-31
ICC TECHNOLOGIES INC
filed 1996-04-01
CIK 756502

Conformed Without Exhibits
- --------------------------------------------------------------------------------

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995, or

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____ to ____

                         Commission file number 0-13865

                             ICC TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                23-2368845
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification Number)


             441 North 5th Street, Suite 102
                Philadelphia, Pennsylvania                           19123
         (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (215) 625-0700
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes |X|     No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 22, 1996 was $124,565,779.

As of March 22, 1996, 20,948,876 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company's Definitive Proxy Statement for its 1996 Annual Meeting to be filed within 120 days of the Company's fiscal year ended December 31, 1995 is incorporated by reference in Part III.

- --------------------------------------------------------------------------------

PART I
Item 1.  Business

Introduction

ICC Technologies, Inc. (the "Company") through its joint venture Engelhard/ICC ("the Partnership") with Engelhard Corporation ("Engelhard"), designs, manufactures and markets innovative climate control systems to supplement or replace conventional air conditioning systems. The Partnership's climate control systems are based on proprietary desiccant technology initially developed by the Company, licensed honeycomb rotor technology and Engelhard's patented titanium silicate desiccant, ETS(TM). The Partnership's climate control systems are designed to address indoor air quality, energy and environmental concerns and regulations currently affecting the air conditioning market. The Partnership currently markets its systems primarily to certain targeted applications within the commercial air conditioning market in North America and Asia-Pacific.

The Company believes that the Partnership's climate control systems create a more comfortable environment, more effectively control humidity, improve indoor air quality, reduce energy consumption, address certain environmental concerns and provide customers a choice from a variety of energy sources such as natural gas, steam, waste heat or electricity.

The Company was incorporated in 1984 under the name "International Cogeneration Corporation." Initially, the Company designed, manufactured and sold cogeneration equipment. The Partnership's proprietary desiccant cooling design was initially developed by the Company as an extension of its cogeneration business. In 1990, the Company changed its strategy and began to design, manufacture and market climate control equipment based upon desiccant technology, at which time the Company also changed its name to "ICC Technologies, Inc." The Company has since discontinued its cogeneration business.

In May 1992, the Company entered into a joint development agreement with Engelhard in order to design a desiccant-based climate control system utilizing ETS(TM). The Company and Engelhard formed the Partnership in February 1994, which replaced the joint development agreement and succeeded to the desiccant-based climate control business which had been conducted by the Company. In connection with the formation of the Partnership, the Company granted Engelhard an option to acquire the Company's interest in the Partnership in installments commencing on December 31, 1997. See "Business -- The Partnership".

Since December 1994, the Partnership has (i) acquired from Ciba-Geigy Corporation ("Ciba-Geigy") a honeycomb substrate manufacturing facility in Miami, Florida, utilized in its proprietary honeycomb desiccant and heat exchange rotors, (ii) entered into a five year license agreement with Chung-Hsin Electric and Machinery Corporation ("Chung-Hsin"), Taiwan's largest air conditioning manufacturer, for Chung-Hsin to manufacture and sell the Partnership's climate control systems on an exclusive basis in Taiwan and on a non-exclusive basis in mainland China, (iii) received the "Blue Star" certification for safety and quality for its natural gas operated systems from The American Gas Association Laboratory and (iv) hired a new President and Chief Operating Officer, Vice President of Operations, Vice President of Marketing and North American Sales, and a Vice President of Market Development. In addition, in 1995 the Partnership entered into a field demonstration agreement with Carrier Corporation ("Carrier"), pursuant to which Carrier is testing and collecting data from multiple units throughout the United States.

Market Overview

The worldwide annual market for residential and commercial air conditioning systems was approximately $28 billion in 1995 and is expected to grow to approximately $39 billion by the year 2000, according to a recent study by DRI/McGraw-Hill (the "DRI Study"). The Asian-Pacific Market is identified as the fastest growing region for residential and commercial air conditioning systems. The Partnership has specifically targeted certain applications within the commercial air conditioning market in North America and Asia-Pacific. The Company estimates that these targeted applications had annual sales of approximately $2 billion of the approximately $7 billion combined North-American and Asian-Pacific commercial air conditioning markets in 1995. According to the DRI Study, the worldwide commercial air conditioning market is expected to grow to approximately $13 billion by the year 2000, and the Company expects the Partnership's desiccant-based systems to compete in a broader segment of this market as awareness and acceptance of the Partnership's systems grow and their initial cost declines. The Partnership has also entered into two international joint ventures to develop desiccant-based residential climate control systems, but no such system has yet been developed and the Partnership cannot reasonably predict if and when any such system will be developed. See "Business -- Sales and Marketing."

According to the DRI Study, the Asian-Pacific commercial air conditioning market was approximately $4 billion in 1995 and is expected to increase to approximately $6 billion by the year 2000. Many of the Asian-Pacific countries are located in humid climates where the Partnership's climate control systems are most effective. The Asian-Pacific market is dominated by Japan, which predominantly utilizes natural gas powered air conditioning systems. As in Japan, many countries throughout Asia-Pacific are experiencing shortages of electricity, creating a demand for air conditioning systems powered by alternative energy sources.

The North American commercial air conditioning market was approximately $3 billion in 1995, according to the DRI Study, and is expected to increase to approximately $4 billion by the year 2000. Air conditioning systems in North America predominately utilize electric powered systems. The Partnership's strategy is to continue to target commercial applications in which humidity control, indoor air quality and energy consumption are important health issues or a significant cost of business. Indoor air quality has become an important issue currently affecting the air conditioning industry in the United States. Fungal and microbial growth in damp duct work and the build-up of pollutants from furniture, appliances and other equipment in recirculated air can lead to unhealthy indoor environments sometimes identified as "Sick Building Syndrome." To combat this problem, in 1989, American Society of Heating, Refrigeration and Air Conditioning Engineers ("ASHRAE") issued standards to increase the amount of fresh air brought into buildings by as much as 200 to 300% as compared to prior ventilation standards. These standards have been incorporated into many state and local building codes throughout the United States for new construction. See "Business -- Government Regulations."

International accords which address various energy and environmental concerns are also having an impact on air conditioning markets throughout the world. Under the 1987 Montreal Protocol, as amended, approximately 130 signatory countries have agreed to halt all production of ozone-destroying CFCs commencing in 1996. As a result, the Company believes there is an increased demand for new equipment to replace CFC-based air conditioning equipment. See "Business -- Government Regulations."

Desiccant Technology

Comfort is directly affected by both temperature and humidity. People are generally more comfortable in less humid environments. Lower humidity allows water to evaporate from the skin, causing a cooling effect. Conventional air conditioning systems reduce indoor temperature and humidity by cooling air. In conventional air conditioning humidity control is principally a by-product of the cooling process when moisture condenses on the cooling coil. In conditions where significant humidity reduction is desired, conventional air conditioning systems must often cool indoor air below desired levels, thereby consuming additional energy. Desiccant systems, however, remove humidity independently of cooling without overcooling the air, thereby generally consuming less energy than conventional air conditioning.

Desiccant technology has been in existence for more than 50 years. A desiccant is a generic term for any drying agent that removes moisture from the air. Prior desiccant-based equipment met limited success and market acceptance outside of industrial drying applications because of less effective desiccants and rotors, higher maintenance costs, inefficient designs, and high initial and operating costs. The Company believes that the Partnership's climate control system design, which incorporates Engelhard's ETS(TM) desiccant and a small cell, honeycomb substrate material used in the manufacture of the Partnership's desiccant and heat exchange rotors, has principally overcome these problems and in many applications is an energy efficient and environmentally safer supplement or alternative to conventional air conditioning systems.

ETS(TM) is a white crystalline powder, classified as a molecular sieve. Molecular sieves are capable of differentiating chemicals on a molecule-by-molecule basis and, therefore, can be designed to remove single compounds, such as water, from liquids and gases. ETS(TM) is unique in its capabilities to release moisture at lower regeneration temperatures, thereby requiring less energy than other desiccants. The heat necessary to remove the moisture can be provided by almost any source of heat capable of generating temperatures of at least 140(Degrees)F. As a result, the Partnership's systems can use a wider variety of heat sources, including waste heat, than other desiccant-based systems.

The Partnership's systems utilize two wheel-shaped rotors with honeycomb passages. The honeycomb substrate material used to make the rotors is manufactured through a licensed proprietary process for manufacturing lightweight structural honeycomb core. This substrate material offers lighter weight, superior airflow and more efficient heat and moisture transfer than the corrugated rotors used by the Partnership's competitors. The Company believes that the Partnership's honeycomb rotors are unique and would be difficult and costly for competitors to duplicate.

The first rotor in the Partnership's two rotor systems is coated with ETS(TM) and the second serves as a heat exchange rotor. Recirculated air (air from the building), or up to 100% fresh air, is first dehumidified by passing it through a slowly rotating rotor treated with ETS(TM) that adsorbs airborne moisture, and thereby raises the temperature in proportion to the reduction in humidity. As the desiccant rotor rotates to the other side of the unit, heated air is blown through the desiccant rotor which releases the moisture from the ETS(TM), regenerating the desiccant rotor for further dehumidification. The warm, dehumidified air is next cooled by passing it through a similar rotor which has not been coated with ETS(TM). Depending upon climatic conditions, the temperature of the process air is generally reduced to a temperature approximately 10% lower than outside air temperature. The heat exchange rotor is cooled by an evaporative cooler on the other side of the unit. The moderate temperature, dry air can be cooled further by partially rehumidifying the air through an evaporative cooler, which does not use any refrigerants, or a smaller cooling coil than would be required by a conventional air conditioning system. The process air is then delivered to the building by the normal system of fans and ducts. To date, approximately 25% of the units sold by the Partnership have included cooling coils.

The Company believes that the Partnership's systems provide the following features and benefits:

      o More Effective Control of Humidity -- The Partnership's systems are more effective at controlling humidity than conventional, refrigerant-based air conditioning systems which control humidity primarily as a by-product of the cooling process when moisture condenses on the cooling coil. As a result, in conditions where significant humidity reduction is desired, conventional air conditioning systems must often cool air below desired temperature levels. Drier air is generally more comfortable for a building's occupants and is more efficient to cool. Humidity control is also important in a variety of commercial applications, such as supermarkets, and in certain manufacturing processes.

      o Improved Indoor Air Quality --Ventilation standards recommended by ASHRAE and incorporated into many state and local building codes throughout the country for new building construction now require that as much as 200 - 300% more fresh air be circulated into buildings compared to prior ventilation standards to reduce indoor air pollutants associated with "Sick Building Syndrome." The Partnership's climate control systems are designed to process the humidity introduced by increased ventilation and, accordingly, enable a building to meet or exceed these standards. In addition, lower humidity levels reduce airborne bacteria, mold, mildew and fungi, another major source of indoor air quality problems.

      o Energy Efficient and Cost Effective -- Less humid air requires less energy to cool than more humid air. By dehumidifying air before cooling, the Partnership's systems, even with a post-cooling option, consume less energy and are more cost effective to operate than conventional air conditioning systems alone. As a supplement to conventional air conditioning, by first dehumidifying the air, the Partnership's systems are designed to improve the efficiency of existing conventional air conditioning.

      o Versatile and Reliable -- The Partnership's systems are available in natural gas, electric, steam or waste heat models and in several sizes which process from 2,000 to 25,000 cubic feet of air per minute. The ability to choose from a variety of energy sources allows customers to select the most cost-effective energy source in their area at the time of purchase. The systems are also expected to require less maintenance than conventional equipment because of simplicity of design and fewer moving parts.

      o Environmentally Safer -- Conventional air conditioning systems utilize refrigerants, such as CFCs, HCFCs and HFCs, which damage stratospheric ozone or contribute to global warming. Because the Partnership's systems dehumidify the air before it is cooled by a post-cooling option in the system or in conjunction with a conventional air conditioning system, the cooling coil and compressor included generally are smaller, than would otherwise be required in a conventional air conditioning system, thereby utilizing less refrigerant.

      o Year-round Performance -- The Partnership's natural gas systems provide year-round indoor climate control. In hot, humid weather they supply cool, dry air. In cool, "clammy" weather they supply warm, dry air. In cold weather the natural gas powered systems supply heat. The Partnership is currently developing heating capability for its electric powered systems.

Business Strategy

The Partnership's strategy is to target specific applications within the commercial air conditioning market in which humidity control, indoor air quality and energy consumption are important health issues or a significant cost of business. Although the Partnership currently markets its systems primarily as a supplement to conventional air conditioning systems, the Company believes that as market awareness and acceptance grows and the initial cost of its systems declines, the Partnership will market its climate control systems as a replacement for conventional air conditioning systems in a broader segment of commercial applications. The Partnership is also attempting to develop a residential unit with one of its international joint venture partners but currently does not have a residential unit to offer for sale. The Partnership is pursuing the following strategies:

     o Establish Strategic Relationships with Domestic and International Manufacturers and Distributors of Air Conditioning Equipment -- The Partnership has developed strategic relationships with three major corporations in Asia-Pacific and is in discussions with a number of domestic and international manufacturers and distributors of air conditioning equipment. The Partnership plans to enter into additional licenses or joint venture arrangements. Taiwan's largest air conditioning manufacturer, Chung-Hsin, has licensed the Partnership's desiccant-based technology and is attempting to develop a residential unit. The Partnership has strategic marketing relationships with Samsung in South Korea and Nichimen in Japan. Japan and South Korea are the first and sixth largest air conditioning markets, respectively. The Partnership is also working with AB Air Technologies Ltd. ("AB Air") in Israel to develop the market in Israel. AB Air is building systems in Israel using the Partnership's proprietary rotors. In addition, Carrier is in the process of field-testing a number of the Partnership's systems in the United States. The Partnership believes that the reputation and resources of its licensees and joint venture partners will accelerate market acceptance and awareness for its products.

     o Reduction of Manufacturing Costs -- The Partnership significantly reduced the cost of its rotors, a major cost component of its systems, when it acquired it's Miami manufacturing facility and expects to further reduce manufacturing and material costs through production innovations and materials improvement and substitutes.

     o Acquisition of an Air Conditioning Manufacturer -- The Company believes that the acquisition of an air conditioning manufacturer is important to the Partnership's overall strategy of developing market awareness of its products, increasing production and distribution capabilities and offering its customers a more complete solution to their climate control needs. Currently, there are no firm commitments or agreements to acquire an air conditioning manufacturer and there can be no assurance that any agreements will be executed or any acquisition will be consummated.

     o Target Specific Commercial Applications -- The Partnership's strategy is to continue to market its climate control systems to users in which humidity control, indoor air quality and energy consumption are important health issues or a significant cost of business. The primary applications targeted by the Partnership and the benefits that its systems can provide include:

- --------------------------------------------------------------------------------
             Segment                             Benefits
- --------------------------------------------------------------------------------
       Supermarkets         Reduces frost and condensation on refrigerated
                            goods, which improves appearance and extends shelf
                            life as a result of fewer defrost cycles. Also,
                            improves comfort in refrigerated aisles and
                            increases efficiency of refrigerated cases.
- --------------------------------------------------------------------------------
       Schools              Reduces bacteria and fungus in the building and its
                            heating, ventilation and air conditioning ("HVAC")
                            system.
- --------------------------------------------------------------------------------
       Restaurants          Provides building pressurization to compensate for
                            concentration of kitchen exhaust and reduces cooking
                            odors and improves comfort.
- --------------------------------------------------------------------------------
       Health Care          Reduces  bacteria and fungus in the building and
                            its HVAC system. Allows for warmer temperatures at
                            lower humidity for greater comfort of patients,
                            doctors and other health care workers.
- --------------------------------------------------------------------------------
       Hotels               Reduces mold and mildew and improves comfort.
- --------------------------------------------------------------------------------
       Manufacturing        Reduces concentration of volatile organic compounds
                            generated in the manufacturing process and improves
                            comfort for workers. May be particularly important
                            to humidity-sensitive manufacturing processes.
- --------------------------------------------------------------------------------


Products

The Partnership currently manufactures and sells three types of desiccant-based climate control systems, the "DESI/AIR(R)," "Desert Cool(TM)" and "Desert Breeze(TM)," which differ based upon function and energy source. All of the systems now incorporate the Partnership's proprietary honeycomb rotors and Engelhard's ETS(TM). The Partnership's systems are currently being marketed as energy efficient supplements to enhance the performance of, or partially replace, existing conventional air conditioning systems. The DESI/AIR(R) and Desert Cool(TM) systems typically operate on natural gas, but are also available in steam or waste heat operated models, and also have gas heating capabilities. Consistent with general industry practices, the Partnership warrants its systems for one year from the date of installation and warrants its desiccant and heat exchange rotors for an additional four years. No significant warranty claims have been experienced by the Partnership or the Company to date.

The DESI/AIR(R) system is larger, customized and more heavy duty than the Partnership's other systems. These units can displace from 25 to 250 tons of conventional cooling with the flexibility of utilizing any combination of circulated or fresh air. The DESI/AIR(R) system was first sold in June 1989, and has received general acceptance in the supermarket industry. The DESI/AIR(R) can displace up to 250 tons of conventional cooling with the number of units required for each application depending on the size and configuration of the building.


The Desert Cool(TM) system is designed to cool small commercial applications with the flexibility of utilizing any combination of circulated or fresh air and can displace as much as 25 tons of conventional cooling. The Desert Cool(TM) system was successfully field-demonstrated by the Partnership in 1994 in conjunction with certain members of the natural gas industry and was introduced commercially in January 1995. The Desert Cool(TM) line will be expanded in 1996 to include a unit which can displace as much as 50 tons of conventional air conditioning.

The Desert Breeze(TM) system, the first all-electric desiccant-based climate control system, was first shipped in July 1995. An all-electric model is important to compete in those markets where electricity is the only or most practical source of energy. Currently, the majority of air conditioning systems worldwide are electric powered. The Desert Breeze(TM) system can displace up to 25 tons of conventional cooling and is designed to cool small commercial applications with the flexibility of utilizing either circulated or fresh air. The Desert Breeze(TM) line will be expanded in 1996 to include a unit that can displace as much as 35 tons of conventional air conditioning. Unlike the Partnership's natural gas systems, the electric units combine desiccant technology with conventional coils and compressors which provide heat to regenerate the desiccant rotors and partially cool the process air. An additional conventional coil may be added to provide further post-cooling as in the natural gas units. An addidtional conventional coil may be added to provide further post-cooling as in the natural gas units. The system can use smaller compressors with HCFC refrigerant than conventional air conditioning equipment, reducing the amount of refrigerant required and power usage and peak kilowatt demand. The system is also currently designed to allow for use of HFC refrigerant which is a less efficient alternative to HCFC refrigerant. The Partnership is currently developing heating capability in the Desert Breeze(TM) system.

Sales and Marketing

Currently, the Partnership markets its systems to specific applications in the commercial air conditioning market in which its systems offer the greatest advantages compared to conventional air conditioning systems. To date, the Partnership has marketed its systems primarily as a supplement to, or partial replacement of, conventional air conditioning systems. Since the Partnership's products utilize an emerging technology, potential customers carefully evaluate and, in most cases, purchase the Partnership's systems for testing before committing to further purchases. The Partnership sells its systems principally to end users either directly or through independent manufacturers representatives who purchase units at a discount or receive a commission. The Partnership has developed separate plans and departments for domestic and international sales and marketing.

United States. The Partnership employs a direct sales staff of five sales people and approximately 36 independent manufacturers' representatives to market its systems in the United States. The direct sales staff markets the systems to supermarket chains and national retailers, and oversees the manufacturers representatives. The Partnership's manufacturers' representatives market to regional customers and to national accounts which are not assigned to the direct sales staff. At present, a majority of the manufacturers' representatives are located in the southern and eastern regions of the country. The Partnership plans to increase its sales staff and manufacturers' representative network throughout the country.

In September 1995, the Partnership entered into a field demonstration agreement with Carrier pursuant to which Carrier is monitoring and evaluating the performance of eleven Desert Cool(TM) and Desert Breeze(TM) units in commercial use throughout the United States. All monitoring equipment costs which are not paid for by third parties such as local utility companies or the U.S. Department of Energy, will be shared equally by the Partnership and Carrier. Carrier has not committed to purchase or distribute any of the Partnership's systems.

Gas and electric utilities have supported the Partnership's efforts to create market awareness and acceptance for the Partnership's systems. The Gas Research Institute has funded and endorsed independent testing to validate the performance of ETS(TM) in the Partnership's natural gas systems and is currently funding the testing of the Partnership's rotors used in such systems for validation. In addition, gas utilities sponsored the initial test sites for the Desert Cool(TM) system, and have formed a consortium, under the auspices of the American Gas Cooling Center to promote the Partnership's natural gas systems. The consortium, with 77 utilities currently participating, provides financial incentives and sponsors training programs for engineers and building owners. In 1995, the Desert Cool(TM) system became the first desiccant-based unit ever to receive the 'Blue Star' certification for safety and quality from the American Gas Association.

Similarly, several electric companies and research organizations are promoting the Desert Breeze(TM) system. Southern Company, a major electric company in the southeastern United States, assisted in the development of the Desert Breeze(TM) system, and five electric utilities are participating in various projects that promote the Desert Breeze(TM) system. The Company has also received financial support from the Electric Power Research Institute for field trial demonstration, and marketing support from the Edison Electric Institute, two electric industry sponsored organizations.

As part of the federal government's program to evaluate two-wheel desiccant-based air conditioning systems for possible inclusion in future federal government building specifications, the federal government has purchased two units to test and evaluate in field demonstrations, including an initial unit in 1994 at a government-owned Burger King in Aberdeen, Maryland and a follow-up unit in 1995 in an operating suite in a government-owned hospital in Tampa, Florida. The Company anticipates that the federal government will purchase additional units for testing in 1996.

International. International sales and marketing efforts have focused on the high humidity, rapidly developing regions of the Asian-Pacific market. In this region, manufacturing and industrial companies are generally interested in the Partnership's systems to improve workers' comfort by lowering humidity. The Partnership has manufactured and sold units assembled in the Partnership's Philadelphia manufacturing facility to customers in Japan, South Korea and Taiwan through its licensing and distribution agreements or relationships described below. The Partnership plans to continue to market, sell and, in certain situations, assemble its climate control systems through licensing arrangements or joint ventures with other major companies in Asia-Pacific.

In March 1995, the Partnership entered into a license agreement with Chung-Hsin, Taiwan's largest air conditioning manufacturer, pursuant to which Chung-Hsin has been granted an exclusive license to manufacture and sell the Partnership's gas and electric systems in Taiwan for a period of up to five years based on achieving certain sales targets, and a non-exclusive license to manufacture and sell such systems in mainland China. In consideration for such license, Chung-Hsin paid the Partnership an initial fee of $500,000 and is required to pay a royalty of 2.5% of Chung-Hsin's sales of all desiccant-based climate control systems utilizing the Partnership's technology which are manufactured and sold by Chung-Hsin. Pursuant to a supply agreement, Chung-Hsin is required to purchase its desiccant and heat-exchange rotors from the Partnership. The Partnership also has the option to purchase systems manufactured by Chung-Hsin for resale in other Asian-Pacific countries.

Nichimen, a Japanese trading company with $58 billion in annual sales in 1994, has been appointed a non-exclusive distributor of the Partnership's systems in Japan. Nichimen has established relationships with Osaka Gas, Tokyo Gas and Toho Gas and is in the process of establishing a national distribution network for the Partnership's systems. In August 1995, Osaka Gas of Japan completed its initial evaluation and testing of the Partnership's Desert Cool(TM) and DESI/AIR(R) systems. In November 1995, Osaka Gas began marketing the Partnership's natural gas systems and will monitor the performance of installed systems during 1996. No assurance can be given as to whether any significant number of natural gas systems will be sold through Osaka Gas. Osaka Gas is the second largest seller of natural gas in Japan and as part of its marketing program promotes and sells natural gas operated equipment to promote the use of natural gas.

In July 1995, the Partnership entered into a memorandum of understanding with Samsung to sell its systems in South Korea which terminated in December 1995. The Partnership continues to sell and is currently negotiating a formal distribution agreement with Samsung for the sale of the Partnership's systems in South Korea. There can be no assurance that a formal distribution agreement will be executed.

In August 1995, the Partnership entered into a joint development agreement with AB Air in Israel for the development of a residential desiccant-based, all electric climate control system. The Partnership has agreed to share equally in the cost of the development program which is initially estimated to be approximately $250,000. The Company has agreed to finance 60% of AB Air's portion of the program costs pursuant to an interest-bearing loan. In addition, AB Air has been granted the exclusive right to manufacture and sell desiccant-based climate control systems incorporating the Partnership's technology in Israel, Turkey, Egypt, Greece and Cyprus. In lieu of a royalty for such license, AB Air has agreed to pay to the Partnership a mark-up of 10% over the base price of the desiccant and heat-exchange rotors which the Partnership is supplying to AB Air. The Partnership's rotors have been incorporated into systems manufactured and sold by AB Air.

Backlog. As of March 22, 1996, the Partnership's backlog of firm purchase orders for climate control equipment was approximately $2,000,000, which does not include a signed memorandum of understanding with Nichimen to purchase approximately $3 million of equipment in 1996, compared to a backlog of approximately $700,000 in the prior year.

Manufacturing

At its Miami facility, the Partnership manufactures all of its proprietary honeycomb desiccant and heat-exchange rotors and coats the desiccant rotors with ETS(TM). The Partnership also manufactures certain other parts and assembles, tests and ships completed systems from its leased manufacturing facility in Philadelphia, Pennsylvania. The Partnership plans to expand the capacity of its rotor manufacturing facility and move to a larger facility in Philadelphia to support anticipated growth. See "Business -- Properties."

In December 1994, the Partnership acquired, for $8 million in cash, the real property and substantially all of the assets of Ciba-Geigy's manufacturing facility in Miami, from which the Partnership had been purchasing the honeycomb substrate currently used in producing the Partnership's desiccant and heat-exchange rotors. The Partnership sought to manufacture its own substrate and rotors to lower production costs, further improve the rotors and expand production capacity to meet potential market demand. In addition, the acquisition gives the Partnership more control of a critical technology and manufacturing process for its current products. The Partnership acquired a perpetual, exclusive technology license for the proprietary process to manufacture such small cell, honeycomb substrate for use in air cooling, conditioning and dehumidification applications, and certain other fluid applications. In connection with the acquisition of the Miami facility, the Partnership entered into a five-year requirements contract to continue to supply Ciba-Geigy with the honeycomb substrate material for the aerospace industry. The Partnership is required to make available to Ciba-Geigy in each year of the contract certain percentages of the Miami facility's production capacity, ranging from 85% in 1995 to 30% in 2000. The contract is subject to early termination by Ciba-Geigy at any time after 18 months, upon six months' notice.

As described above, the Partnership has entered into several licensing arrangements with respect to manufacturing or marketing its products. The Partnership may also license, or otherwise permit, other companies in the United States or internationally to manufacture its systems but the Partnership expects to continue to remain the exclusive manufacturer of the desiccant and heat exchange rotors for such licensees.

Supplies and Materials

Except as described below, the Partnership generally uses standard parts and components in the manufacture of its systems and obtains such parts and components from various independent suppliers. The Company believes the Partnership is not highly dependent on any specific supplier and could obtain similar components from other suppliers, except for the substrate material used in its rotors and ETS(TM).

The Partnership purchases a proprietary strong, lightweight material from a single supplier which is used as the base material in manufacturing the honeycomb substrate for the Partnership's desiccant and heat-exchange rotors. While this material is critical in the manufacture of the rotors and the Partnership does not have a contractual agreement with such supplier, the Company believes that the Partnership can obtain all of its requirements for such material from such supplier for the foreseeable future.

ETS(TM) is a patented desiccant material manufactured exclusively by Engelhard. Pursuant to the Engelhard Supply Agreement, the Partnership has agreed to purchase exclusively from Engelhard all of the ETS(TM) or any improved desiccant material developed by Engelhard that the Partnership may require in connection with the conduct of the Partnership's business. In turn, Engelhard has agreed to sell to the Partnership its total requirements for ETS(TM) or any improved desiccant material developed by Engelhard. The price for ETS(TM) is adjusted as of January 1 of each year during the term of the Engelhard Supply Agreement, which initially expires December 31, 1997, but may be extended by either party for additional two-year periods up to December 31, 2003. The Engelhard Supply Agreement does not include specific purchase prices but does contain a "competitive offer" provision, whereby the Partnership is able to purchase from third parties similar desiccant products that are equal to or better than the products sold by Engelhard should they become available, at a price that is lower than the price established for ETS(TM) or any improved desiccant material sold by Engelhard under the Engelhard Supply Agreement, provided, however, that
(i) Engelhard has the right to meet such "competitive offer" in all material respects and (ii) any such third party offer must be able to meet the Partnership's requirements for such desiccants in all material respects in order to be considered a "competitive offer".

The Partnership

The Company and Engelhard formed the Partnership in February 1994 to pursue the desiccant air conditioning business which previously had been conducted by the Company. In exchange for a 50% interest in the Partnership, the Company transferred to the Partnership substantially all of its assets relating to its desiccant-based air conditioning business, subject to certain liabilities. Engelhard, in exchange for a 50% interest in the Partnership, (i) contributed $8,600,000 in capital to the Partnership, (ii) entered into the Engelhard Supply Agreement and the Engelhard License Agreement for ETS(TM) and (iii) agreed to provide credit support to the Partnership in the amount of $3,000,000. In addition, Engelhard extinguished a $900,000 obligation due to it by the Company.

Pursuant to the Partnership Agreement, the Partnership is managed by a Management Committee comprised of two members, one selected by each of the Company and Engelhard. At present, such committee is comprised of Irwin L. Gross, Chairman and President of the Company, and Robert J. Schaffhauser, Vice President-Technology and Corporate Development of Engelhard. Mr. Gross is also the Chief Executive Officer of the Partnership and has an employment agreement with the Partnership that expires in 1999.

In accordance with the Partnership Agreement, the Company has granted Engelhard options to acquire up to all of the Company's interest in the Partnership at the rate of 25% of such interest per year, with each such 25% option exercisable on December 31 of each year commencing in 1997 and extending through and including 2000 (each an "Exercise Date"'), based on a price equal to 95% of the fair market value of the Partnership as of the Exercise Date in each year in which an option is exercisable, determined by an investment banking firm selected by the Company and Engelhard. Each 25% option is exercisable for a limited period of time after the respective Exercise Date. Upon the occurrence of an event of default by the Company under the Partnership Agreement (including bankruptcy of the Company or failure by the Company to comply with, or a violation of, any material term or condition of the Partnership Agreement which is not cured within a 45-day period), Engelhard may accelerate the option. In addition, Engelhard's purchase options are cumulative and any option unexercised as of the end of the Exercise Period may be exercised as of any future Exercise Period, provided that all previously unexercised options must be exercised and all options automatically expire if Engelhard does not elect to exercise both of its first two options. There can be no assurances as to whether Engelhard will or will not exercise any or all of its options to purchase the Company's interest in the Partnership. In the event that Engelhard's interest in the Partnership increases to more than 70%, Engelhard will be entitled to designate an additional member to the Management Committee and thereby will control the management of the Partnership.

The Partnership entered into a Royalty Agreement as of February 7, 1994 with James Coellner and Dean Calton, engineers and employees of the Partnership and former employees of the Company. Pursuant to the Royalty Agreement, in exchange for their patents and trade secrets, Messrs. Coellner and Calton are each entitled to receive royalty payments from the Partnership equal to 0.5% of the Partnership's net revenues received from sales of separate components, royalties and one-time payments for licensed technology and sales of desiccant cooling and air treatment systems to the extent such revenues result from the utilization of technology developed by such individual. The royalty payments do not commence until the first year in which the net revenues of the Partnership exceed $15 million. The maximum amount of combined royalty payments to be made under the Royalty Agreement shall not exceed $5 million in the aggregate and $300,000 for any one year. No royalty is payable for any year in which the Partnership had no net income (or would have had no net income after giving effect to such payments) or if, after giving effect to such royalty payments, the Partnership had no net income on a cumulative basis since its inception; provided that to the extent any royalty payments otherwise payable are not required to be made due to such restrictions, such payments shall be carried forward and made with respect to the next subsequent year or years in which the aforementioned restrictions are satisfied. The Royalty Agreement terminates on December 31, 2010 or, with respect to either employee, the termination of employment of such individual, voluntarily or for cause, prior to February 7, 1999.

Patents and Proprietary Information

The Partnership's ability to compete effectively with other manufacturers of climate control equipment is dependent upon, among other things, a combination of (i) the Partnership's proprietary desiccant system design, (ii) Engelhard's patented ETS(TM) and (iii) Ciba-Geigy's proprietary process licensed to the Partnership and utilized in manufacturing the small cell, honeycomb substrate material used to make the Partnership's rotors. The Partnership has been issued three United States patents covering certain of its desiccant technology. Several U.S. and foreign patent applications are pending which are directed to the products manufactured and sold by the Partnership and additional patent filings are expected to be made in the future.

The Company was granted a U.S. patent expiring in 2010, which it assigned to the Partnership, related to using a microprocessor to control the desiccant cooling systems in order to increase the energy efficiency or effectiveness of the desiccant cooling process. Similar patents have also been issued to the Partnership in several European countries.

The Partnership was granted a U.S. patent expiring in 2013, related to the use of an electric heat pump in conjunction with a desiccant climate control system which can use recirculated air for dehumidification with cooling and heating.

The Partnership was also granted a U.S. patent which expires in 2013 directed to creating humidity gradients within a supermarket. A low humidity, relatively warm temperature area is created in the frozen food section of the supermarket, and a higher humidity, warm temperature area is created near the produce section of the supermarket. This is accomplished by combining a conventional air conditioning system with a desiccant unit. Creating a low humidity area in the frozen food section of the supermarket significantly improves the efficiency of refrigerated cases and a higher humidity area in the produce section helps to preserve the fresh produce.

Under the Engelhard License Agreement, Engelhard granted the Partnership an exclusive, royalty-free license during the existence of the Partnership to use Engelhard's proprietary technology relating to ETS(TM) for use in the Partnership's business, including heating, ventilation and air conditioning applications. The license also includes any new technology conceived by Engelhard's employees or representatives after execution of the Engelhard License Agreement, which is developed for use by the Partnership in connection with the Partnership's business. In turn, the Partnership has agreed not to license or grant any rights in technology owned by the Partnership to any person or entity, except that the Partnership will grant Engelhard or the Company, upon request, a non-exclusive license to make, utilize and sell Partnership technology in any business other than the Partnership's business at a reasonable royalty rate to be negotiated at the time of the grant of such license. See "Business -- Supplies and Materials".

In connection with the acquisition of Ciba-Geigy's manufacturing facility in Miami, the Partnership acquired an exclusive, perpetual technology license to use Ciba-Geigy's proprietary process in air cooling, conditioning and dehumidifying applications, which is currently necessary to manufacture the small cell, honeycomb substrate material used in manufacturing the Partnership's proprietary desiccant and heat exchange rotors. See "Business -- Manufacturing."

The Partnership owns the registered trademark for "DESI/AIR(R)" and has filed trademark applications for "Desert Cool(TM)" and "Desert Breeze(TM)" in the United States for heating, ventilation and air conditioning systems. Several foreign trademark applications for "DESI/AIR(R)" and "Desert Breeze(TM)" are pending.

Engineering, Research and Development

The Partnership's engineering, research and development activities focus on designing systems for specific applications such as supermarkets, as well as improving the performance and efficiency and lowering the costs of its climate control systems. As of December 31, 1995, the Partnership had 21 employees engaged in engineering, research and development.

Competition

The Partnership competes against other manufacturers of conventional and desiccant-based air conditioning systems primarily on the basis of capabilities, performance, reliability, price and operating efficiencies. The Partnership competes with numerous other manufacturers in the conventional heating, ventilation and air conditioning equipment industry, including Trane Company, York International Corporation, Carrier and others that have significantly more resources and experience in designing, manufacturing and marketing of air conditioning systems than does the Partnership. The Company believes the Partnership's systems provide the following advantages over conventional air conditioning systems: more effectively control humidity; improve indoor air quality; reduce energy consumption; offer energy versatility; and reduce the amount of refrigerants required. The Partnership also competes with several companies selling desiccant-based climate control systems, including Munters Corporation and Semco Incorporated. However, the Company believes its systems perform better and are more economical to operate than competing desiccant-based systems due to its honeycomb rotors and Engelhard's ETS(TM).

Employees

Effective February 7, 1994, substantially all of the employees of the Company became employees of the Partnership. The Company employed five full-time persons and the Partnership employed 195 full-time persons as of December 31, 1995, none of whom are represented by unions.

Government Regulations

In recent years, increasing concern about damage to the earth's ozone layer caused by ozone depleting substances has resulted in significant legislation governing the production of products containing CFCs. Under the Montreal Protocol on Substances that Deplete the Ozone Layer, as amended in 1992 (the "Montreal Protocol"), the approximately 130 signatory countries have agreed to cease all production and consumption of CFCs, some of which are utilized in air conditioning and refrigeration equipment, by the end of 1995. The Montreal Protocol has been implemented in the United States through the Clean Air Act and the regulations promulgated thereunder by the Environmental Protection Agency (the "EPA"). The production and use of refrigerants containing CFCs are subject to extensive and changing federal and state laws and substantial regulation under these laws by federal, state and local government agencies. In addition to the United States, Japan, mainland China, Israel and Thailand are among the signatories to the Montreal Protocol. The manner in which other countries implement the Montreal Protocol could differ from the approach taken in the United States.

As a result of the regulation of CFCs, the air conditioning and refrigeration industries are turning to substitute substances such as HCFCs, HFCs and light hydrocarbons. HCFCs have 1 to 10% of the ozone-depleting potential of CFCs. However, the production of HCFCs for use in new equipment is currently scheduled to be phased out as of the year 2020 and the production of HCFCs for the servicing of existing equipment is currently scheduled to be phased out as of the year 2030 in the United States and other signatory countries pursuant to the Montreal Protocol. As discussed below, pursuant to the 1992 Rio Accord, reduction of the use of HFCs is also being considered because of their substantial global warming potential.

The Framework Convention on Climate Change (the "1992 Rio Accord") and related conferences and agreements focused on the link between economic development and environmental protection. Under the Rio Accord, approximately 180 signatory countries have agreed to establish a process by which they can monitor and control the emission of "greenhouse gases", defined as gaseous constituents of the atmosphere that absorb and re-emit infrared radiation, which include HFCs. Parties to the 1992 Rio Accord must provide national inventories of "sources" (which release greenhouse gases, aerosols or precursors thereof into the atmosphere) and "sinks" (which remove greenhouse gases, aerosols or precursors thereof from the atmosphere), and regular reports on policies and measures which limit the emissions by sources and enhance the removal by sinks of gases not controlled by the Montreal Protocol. No given level or specific date for the control of greenhouse gas emissions have been explicitly provided, although the United States government submitted a plan to the Rio Standing Committee on its proposal for achieving this goal by the year 2000 and Articles 2(a) and (b) of the 1992 Rio Accord indicated there was an initial goal of returning to 1990 levels of greenhouse gas emissions by the year 2000.

The Clean Air Act now requires the recycling and recovery of all refrigerants used in residential and commercial air conditioning and refrigeration systems. As a result, there are increasing costs involved in the manufacturing, handling and servicing of refrigerant-based equipment. In the Partnership's systems, the cooling coils and compressors included as a post-cooling option in non-electric models are smaller, and in electric models generally are smaller, than would otherwise be required in a conventional air conditioning system, and therefore require less refrigerants.

The indoor air quality standards in the United States, as set forth by ASHRAE Standard 62-1989 Ventilation for Acceptable Indoor Air Quality, now require that up to 200-300% more fresh air be introduced into buildings as compared to prior regulations. The purpose of such standards is to specify minimum ventilation levels and indoor air quality levels in order to minimize the potential for adverse health effects typically associated with "Sick Building Syndrome". According to a recent study by the National Conference of States on Building Codes and Standards, Inc. (the "NCSBCS Study"), there are 30 states which have incorporated the ASHRAE 62-1989 ventilation standards in one form or another as mandatory building code requirements into their respective building codes (including energy and mechanical codes) for new construction of certain and, in some cases, all types of buildings. Of such states, 18 states require mandatory compliance with ASHRAE 62-1989 by all local jurisdictions and an additional seven states require all local jurisdictions which elect to adopt a building code to comply, at a minimum, with ASHRAE 62-1989. According to the NCSBCS Study, there are ten other states which, while not adopting ASHRAE 62-1989 into their building codes, have referenced ASHRAE 62-1989 as a recognized industry standard. Of the remaining 10 states, five states have adopted building codes with ventilation requirements similar to those of ASHRAE 62-1989 and several major cities in the remaining five states either reference ASHRAE 62-1989 as an industry standard or set similar ventilation requirements according to the NCSBCS Study. In addition, the Company believes that due to liability concerns and customer demands, it is an increasingly standard engineering practice throughout the country to incorporate the ASHRAE ventilation standards in new commercial building construction even when not required by applicable building codes, and the Company believes that the Partnership's business prospects are enhanced because the Partnership's climate control systems currently enable buildings to meet or exceed such standards.

Item 2.  Properties

The principal executive offices of both the Company and the Partnership are located at 441 North 5th Street, Suite 102, Philadelphia, Pennsylvania 19123. The Partnership currently has approximately 15,000 square feet of office space under a month-to-month lease at this location. The Company occupies office space within the Partnership's offices and is charged for such space proportionately. The Partnership's lease requires a monthly rental payment of approximately $10,000 plus utility and tax costs, of which the Company's share is approximately $1,000 per month, plus its proportionate share of utility and tax costs.

The Partnership assembles its systems at a 55,000 square foot manufacturing facility located in Philadelphia, Pennsylvania leased by the Partnership through March 31, 1998. Additionally, the Partnership rents various storage facilities under short-term leases to serve as depots for parts and supplies.

The Partnership currently produces the small cell, honeycomb substrate material and the desiccant and heat-exchange rotors in its 75,000 square feet manufacturing facility in Miami, Florida and leases a 24,000 square foot storage facility and parking lot adjacent to the manufacturing facility.

Although the Partnership's facilities are adequate to meet its current level of sales, the Company expects that by the end of the first half of 1996 the Partnership will have to increase its capacity to meet anticipated demand. The Company expects that a portion of the proceeds from the public offering of 2,500,000 shares of the Company's Common Stock will be used to increase the Partnership's production capacity.

Item 3.   Legal Proceedings

Neither the Company nor the Partnership is a party to any material lawsuits.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

ICC's Common Stock is listed on the National Association of Securities Dealers, Inc. Automatic Quotation System (Nasdaq) National Market listings under the symbol ICGN. Effective February 15, 1996 the Company's Common Stock was listed on the Nasdaq National Market, prior to that date it was listed on the Nasdaq Small Cap Market. Based on reports provided by Nasdaq, the range of high and low bids for ICC's Common Stock for the two most recent fiscal years are as follows:

                                  1995
                     4th Qtr         3rd Qtr        2nd Qtr        1st Qtr
                     -------         -------        -------        -------
      High Bid:      $15.38          $18.38         $15.50         $13.63
      Low Bid:       $10.25          $13.88         $11.50         $7.81


                                  1994
                     4th Qtr         3rd Qtr        2nd Qtr        1st Qtr
                     -------         -------        -------        -------
      High Bid:      $10.38          $10.00         $5.31          $5.31
      Low Bid:       $6.94           $4.94          $3.13          $3.38


The above quotations reported by Nasdaq represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations may not represent actual transactions. On March 22, 1996, the last reported sale price for the Common Stock was $7.13 per share.

As of March 22, 1996, ICC had approximately 1,400 recordholders of Common Stock. This number was derived from the Company's stockholder records, and does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. The Company believes that the number of beneficial owners of its Common Stock exceeds 10,000. Holders of Common Stock are entitled to share ratably in dividends, if and when declared by the Board of Directors. Other than an in-kind warrant dividend declared by the Board of Directors in June 1990, the Company has never paid a dividend on its Common Stock and it is unlikely that any dividends will be paid in the foreseeable future. The payment of cash dividends on the Common Stock will depend on, among other things, the earnings, capital requirements and financial condition of the Company and the Partnership, and general business conditions. In addition, future borrowings or issuances of Preferred Stock may prohibit or restrict the Company's ability to pay or declare dividends.

In connection with the completion of the Company's 2,500,000 share secondary public offering in February 1996, the Company declared payable the accrued dividends on the Preferred Stock, which amounted to approximately $1,044,000. Subsequent to the completion of the secondary offering all outstanding shares of Preferred Stock were either redeemed in cash or converted into Common Stock.

Item 6.   Selected Financial Data

The following selected consolildated financial data of the Company for the years ended December 31, 1995, 1994, 1993, 1992, and 1991 have been derived from the Company's financial statements, which have been audited by Coopers & Lybrand, L.L.P., whose reports thereon include an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. There were no cash dividends paid to holders of Common Stock in any of these years. The data should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Annual Report in this Form 10-K.


                                                  Years Ended December 31,
- ---------------------------------------------------------------------------------------------
                                      1995(1)     1994(1)      1993        1992        1991
                                     --------    --------    --------    --------    --------
                                               (in thousands, except per share data)
Statement of Operations Data
Revenues                             $      9    $     88    $  1,201    $    957    $  1,354
Cost of goods sold                          8          80       1,177         939       1,641
                                     --------    --------    --------    --------    --------
Gross profit (loss)                         1           8          24          18        (287)
Operating expenses                     (1,384)     (1,735)     (4,072)     (2,563)     (2,586)
Net interest income (expense)             346         148         (10)        (22)        (20)
Equity interest in net loss of
        Partnership                    (5,286)     (2,812)          0           0           0
                                     --------    --------    --------    --------    --------
Net loss                               (6,323)     (4,391)     (4,058)     (2,567)     (2,893)
Preferred stock dividend
        requirements                     (301)       (228)       (261)       (242)       (124)
                                     --------    --------    --------    --------    --------
Net loss applicable to common
        stockholders                 $ (6,624)   $ (4,619)   $ (4,319)   $ (2,809)   $ (3,017)
                                     ========    ========    ========    ========    ========
Loss per common share                $  (0.47)   $  (0.41)   $  (0.51)   $  (0.47)   $  (0.57)
Weighted average common shares         14,073      11,391       8,551       5,979       5,292

                                                        December 31,
- ---------------------------------------------------------------------------------------------
Balance Sheet Data                    1995(1)     1994(1)      1993        1992        1991
                                     --------    --------    --------    --------    --------
                                                          (In thousands)
Cash                                 $  1,573    $  1,114    $  1,143    $     34    $    182
Working capital (deficit)               1,828       1,072       1,207        (416)        494
Investment in Partnership                   0       1,048           0           0           0
Total assets                            4,796       2,398       2,564         998       1,990
Losses of Partnership in excess of
        investment                      2,797           0           0           0           0
Total debt                                150         150         800         360         326
Total liabilities                       3,262         427       1,521       1,459       1,398
Stockholders' equity (deficit)       $  1,534    $  1,971    $  1,044    $   (461)   $    592

(1) - On February 7, 1994, the Company transferred its desiccant climate control business in exchange for a 50% interest in the Partnership. The data should be read in conjunction with the Partnership's financial statements and the notes thereto included elsewhere in this Annual Report in this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, through the Partnership, designs, manufactures and markets innovative climate control systems to supplement or replace conventional air conditioning systems. The Partnership's climate control systems are based on proprietary desiccant technology initially developed by the Company, a licensed honeycomb rotor technology and Engelhard's patented titanium silicate desiccant, ETS(TM).

Pursuant to the formation of the Partnership on February 7, 1994, the Company transferred its assets related to its desiccant climate control business, subject to certain liabilities, to the Partnership in exchange for a 50% interest in the Partnership through its wholly-owned subsidiary, ICC Desiccant Technologies, Inc. Engelhard, in exchange for a 50% interest in the Partnership, contributed capital to the Partnership, entered into the Engelhard Supply Agreement to sell ETS(TM) to the Partnership and entered into the Engelhard License Agreement granting the Partnership an exclusive royalty-free license to use ETS(TM) in the Partnership's business, including heating, ventilation and air conditioning. The desiccant climate control business conducted by the Company prior to the formation of the Partnership is now being conducted by the Partnership, and the Company has become principally a holding company. Further, substantially all of the employees of the Company have become employees of the Partnership and the leases for the space occupied by, and certain other obligations of, the Company have been assumed by the Partnership.

Since the formation of the Partnership, the Company's sole activities have related to its participation in the management of the Partnership and the sale of the Company's remaining cogeneration assets. The Company is not permitted to engage directly or indirectly in any activities which would conflict with the Partnership's business as long as the Partnership is in effect, but the Company is not precluded from engaging in other activities. The Company currently does not have any plans to engage in other activities and, therefore, is not expected to generate any significant revenues, although it will continue to incur general and administrative expenses.

The Company accounts for its 50% interest in the Partnership under the equity method of accounting for investments. At February 7, 1994, the date of formation of the Partnership ('Formation'), the Company's investment in the Partnership was approximately $0. The Company had no obligation or commitment to provide additional financing to the Partnership and losses of the Partnership were not recognized through the period ended September 30, 1994. During the fourth quarter of 1994, the Company and Engelhard each loaned the Partnership $4,000,000 to acquire a manufacturing facility in Miami, Florida. As a result, and because the Company expects to continue to fund the Partnership's activities, the Company has and will continue to recognize its share of the losses of the Partnership.


Results of Operations

Years Ended December 31, 1995 and 1994

The Partnership's revenue for the year ended December 31, 1995 increased $7,323,893 to $8,944,279 from $1,620,386 for the period from Formation to December 31, 1994 due to the fabrication of substrate for Ciba-Geigy pursuant to a supply agreement, increased equipment sales and licensing fees. The increase was attributable to revenue of $5,801,666 from the fabrication of substrate for Ciba-Geigy and the increase of $1,028,439 in equipment sales and $500,000 in licensing fees. The Partnership recorded a gross loss of $1,339,716 for the year ended December 31,1995 compared to a gross profit of $28,565 for the period from Formation to December 31, 1994. The gross loss was due primarily to increases in manufacturing costs of equipment in anticipation of future growth without a corresponding increase in equipment sales, which was partially offset by the licensing fees.

The Partnership's operating expenses increased $2,794,639 to $8,522,925 in the year ended December 31, 1995 compared to $5,728,286 for the period from Formation to December 31, 1994, due to higher marketing, research and development, and general and administrative costs. Marketing expenses increased $1,350,981 as a result of increased marketing efforts and increased sales and marketing personnel.

Research and development expenses increased $238,943 due to an increase in the number of research personnel and increased testing of equipment by independent laboratories. Engineering costs decreased $296,867 in this period. General and administrative expenses increased $1,501,582 primarily due to the addition of general and administrative personnel , amortization of intangibles incurred in connection with the Miami plant acquired in December 1994 and provision for reducing inventory to the lower of cost or market recorded in 1995. The loss from operations for the year ended December 31,1995 increased $4,162,920 to $9,862,641 compared to $5,699,721 for the period from Formation to December 31, 1994.

The Partnership's net loss increased $4,947,378 to $10,572,223 for the year ended December 31, 1995 from $5,624,845 for the period from Formation to December 31, 1994 due to the loss from operations and an increase in net interest expense of $784,458 from additional borrowings.

The Company generated nominal revenues of $9,000 for the year ended December 31, 1995 which were attributable to the sale of cogeneration spare parts compared to revenues of $88,360 for the same period in 1994 which were attributable to sales of desiccant climate control systems prior to the formation of the Partnership on February 7, 1994.

The Company's expenses relating to marketing, engineering and development decreased or were eliminated in 1995 as compared to 1994 primarily as a result of the transfer of substantially all operations to the Partnership on February 7, 1994. The Company's general and administrative expenses decreased $43,726 to $1,384,203 for the year ended December 31, 1995 compared to $1,427,929 for the same period in 1994 as a result of a reduction in professional fees offset by increased payroll expenses and other administrative costs. The Company recorded an expense of $75,000 in 1995 for services rendered by an investor relations firm. Pursuant to an agreement with such firm, the obligation was satisfied by the issuance of 26,653 shares of Common Stock. Consulting expenses of $37,500 were recognized in 1995 for warrants granted in connection with the March 1995 private placement of 300,000 shares of Common Stock.

The Company's net loss for the year ended December 31, 1995 increased $1,932,291 to $6,323,373 from $4,212,046 for the same period in 1994. This increase in loss was attributable to the Company's 50% interest in the Partnership's loss which increased by $2,473,689 to $5,286,112 for the year ended December 31, 1995 as compared to $2,812,423 for the same period in 1994, offset by a decline in operating costs of the Company primarily as a result of the transfer of substantially all operations to the Partnership on February 7, 1994. Net loss per share of Common Stock increased $.06 to $.47 for the year ended December 31, 1995 from $.41 for the same period in 1994.

Years Ended December 31, 1994 and 1993

On February 7, 1994, the Company transferred its desiccant climate control business in exchange for a 50% interest in the Partnership. The Company transferred substantially all of its assets, subject to certain liabilities, and employees to the Partnership, which also agreed to assume certain obligations of the Company. As a result, the Company ceased to generate revenues and expenses from its desiccant climate control business. The Partnership generated revenues of $1,620,000 for the period from Formation to December 31, 1994 primarily from sales or desiccant climate control systems and reported a gross profit of $29,000 for the same period. The Partnership incurred marketing, engineering, research and development, and general and administrative expenses of $2,061,000, $1,233,000, $895,000 and $1,539,000, respectively, for the period from Formation to December 31, 1994, and, as a result, reported an operating loss of $5,700,000 and a net loss of $5,625,000.

The Company's revenues declined $1,113,000 to $88,000 for the year ended December 31, 1994 and cost of goods sold decreased $1,097,000 to $80,000 due to the transfer of its desiccant climate control business to the Partnership. Total operating costs, consisting of marketing, engineering and development costs, and general and administrative expenses, decreased $2,338,000 to $1,734,000 and the loss from operations decreased $2,321,000 to $1,726,000 for the year ended December 31, 1994 also as a result of the Company having transferred its desiccant climate control business to the Partnership.

The Company's net loss increased $333,000 to $4,391,000 for the year ended December 31, 1994, compared to $4,058,000 for the prior year. In the fourth quarter of 1994, the Company loaned the Partnership $4,000,000 to acquire the honeycomb substrate manufacturing facility from Ciba-Geigy and expected to further fund the Partnership's present operations and future expansion. Consequently, in the fourth quarter of 1994, the Company recognized its 50% share, or $2,812,000, of the $5,625,000 net loss incurred by the Partnership for the period from Formation to December 31, 1994. Net loss per share of Common Stock decreased $.10 to $.41 for the year ended December 31, 1994 compared to $.51 for the prior year due to the increase in the number of shares of Common Stock outstanding.

The Company's and the Partnership's operations have not been significantly affected by inflation.

Liquidity and Capital Resources

The Partnership's cash and cash equivalents decreased to $346,480 at December 31, 1995 from $648,451 at December 31, 1994 and $8,633,000 contributed from Engelhard at Formation. The decreases were due to the Partnership's net losses, working capital requirements and capital investments incurred in connection with the expansion of the Partnership's business since Formation, which were partially financed by loans and capital contributions from the Company and Engelhard. The Partnership is expected to require additional financing to support anticipated growth and will be dependent on the Company and Engelhard to provide additional financing to support its current operations and future expansion. There can be no assurance that the Company or Engelhard will be willing, or able, to provide such additional financing.

Net cash used in operating activities by the Partnership was $12,105,251 for the year ended December 31,1995 due to the net loss, before depreciation and amortization, of $9,048,221 and net working capital needs of $3,057,030 primarily to continue to build inventory and for accounts receivable which increased with sales. Capital expenditures of approximately $1,400,000 were incurred primarily for machinery and equipment. Net cash used in operating activities and capital expenditures were primarily financed with borrowings of $11,250,000 and capital contributions aggregating $6,000,000 from the Company and Engelhard.

In April 1995, the Partnership obtained financing from the issuance of $8.5 million in industrial development revenue bonds. The proceeds of these bonds were utilized to repay a portion of the loan provided by the general partners and to fund improvements and capital expenditures at the Miami facility. The Company guaranteed 50% of the Partnership's indebtedness associated with the industrial development revenue bonds and established an irrevocable letter of credit for $2,500,000 to support its portion of the guarantee, which is collateralized by a $2,500,000 certificate of deposit. In May 1995, each general partner was repaid $1,500,000 of the $8,000,000 aggregate loan from the Company and Engelhard made in December 1994, of which the remaining amount, $2,500,000 for each general partner, was converted into an investment in the Partnership. During 1995, each partner made capital contributions of $3,000,000 to the Partnership. In addition, the Partnership borrowed $2,750,000 from a bank through a short-term loan. Subsequent to December 31, 1995, each partner made capital contributions of $1,000,000 during January and again in March 1996 for the general working capital requirements of the Partnership.

In August 1995, the Partnership entered into a joint development agreement with AB Air in Israel for the development of a residential desiccant-based, all electric climate control system. The Partnership has agreed to share equally in the cost of the development program which is initially estimated to be approximately $250,000. The Company has agreed to finance 60% of AB Air's portion of the program costs pursuant to an interest-bearing loan. As of March 22, 1996, no funds had been loaned to AB Air.

Net cash used in operating activities by the Partnership was $6,571,000 for the period from Formation to December 31, 1994 as a result of the net loss, before depreciation and amortization, of $5,376,000 and net working capital needs of $1,195,000 primarily to build inventory and for accounts receivable which increased with sales. Capital expenditures were $9,361,000 for the period from Formation to December 31, 1994, primarily due to the acquisition of a manufacturing facility for $8,000,000 in December 1994 and capital expenditures of $980,000. The Company and Engelhard financed the Partnership's operating and investing activities in 1994 with the initial capital contribution of $8,633,000 from Engelhard upon the formation of the Partnership and loans of $4,000,000 from each of the Company and Engelhard in December 1994 to acquire the Ciba-Geigy manufacturing facility.

The Company's cash and cash equivalents amounted to $1,573,475, $1,114,000, and $1,142,000 at December 31, 1995, 1994 and 1993, respectively. The cash utilized in the Company's operating and investing activities was financed primarily through proceeds from the issuance of Common Stock and exercise of stock options and warrants. Management believes the Partnership will require additional capital contributions during 1996, and the Company plans to satisfy its 50% portion of such capital contribution requirements from the proceeds of approximately $15.8 million, after expenses for the offering, underwriting discounts and commissions, from the public offering and sale of 2,500,000 shares of its Common Stock at $ 7 per share which was completed in February 1996. To the extent Partnership capital contributions in excess of the net proceeds from this offering are required, or the Company requires additional funds to continue its operations, the Company would expect to satisfy such requirements by seeking equity financing. The Company's ability to successfully obtain equity financing in the future is dependent in part on market conditions and the performance of the Partnership. There can be no assurance that the Company will be able to obtain equity financing in the future.

Net cash used in operating activities by the Company was $1,297,534 for the year ended December 31,1995 due to the net loss, before non-cash charges and the Company's 50% share of the net loss of the Partnership, of $914,170 and net working capital needs of $383,364 since the Company transferred its desiccant climate control business to the Partnership in February 1994. The Company was repaid $1,500,000 (and converted $2,500,000 to a capital contribution to the Partnership) of the $4,000,000 loan extended to the Partnership to acquire the Ciba-Geigy manufacturing facility in May 1995. The Company made additional capital contributions of $3,000,000 to the Partnership and supported a portion of its guarantee of the $8,500,000 industrial development revenue bonds issued by the Partnership with a $2,500,000 irrevocable letter of credit collateralized with a certificate of deposit for a like amount. Net cash used in operating activities and for investments in the Partnership was financed by issuing
Common Stock for net proceeds of $5,761,445 for the year ended December 31,1995.

In March 1995, the Company raised net proceeds of $3,010,000 in a private placement of 300,000 shares of Common Stock at $11 per share. The Company granted warrants to purchase 375,000 shares of Common Stock at $9 per share to the finder in connection with the private placement. During the year ended December 31, 1995, the Company received proceeds of approximately $2,781,353 from the exercise of stock options and warrants to purchase approximately 1,151,833 shares of Common Stock.

Net cash used in operating activities by the Company was $1,373,000 for the year ended December 31, 1994 due to the net loss, before non-cash charges and the Company's 50% share of the net loss of the Partnership, of $1,239,000 and net working capital needs of $134,000 since the Company transferred its desiccant climate control business to the Partnership in February 1994. The Company and Engelhard each extended a $4,000,000 loan to the Partnership to acquire the Ciba-Geigy in December 1994. Net cash used in operating activities and for investments in the Partnership were financed by issuing Common Stock and warrants for net proceeds of $5,139,000 and from borrowings of $400,000 from Engelhard.

In June 1994, the Company sold 1,100,000 shares of Common Stock at $3.56 per share for net proceeds of $3,489,000, and two directors each sold 150,000 shares of Common Stock at the same price for aggregate cash proceeds to each of $534,000. Pursuant to an agreement between the Company and the two directors, the Company agreed to pay all commissions and expenses incurred in connection with the offering. For financial advisory services related to the offering, the Company granted to an individual, who subsequently became a director, warrants to purchase 215,000 shares of Common Stock, which have exercise prices ranging from of $3.25 to $4.75 per share and expire in 1999. During 1994, the Company received $1,543,000 in cash for 732,000 shares of Common Stock upon the exercise of stock options. Also during 1994, the Company received net proceeds of $286,000 upon the exercise of warrants to acquire 187,000 shares of Common Stock granted to placement agents in connection with the March and April 1993 private placements referred to below.

Net cash used in operating activities by the Company was $3,675,000 for the year ended December 31, 1993 due to the net loss, before non-cash charges, of $3,575,000 and net working capital needs of $100,000. Capital expenditures for the year were $300,000 for equipment. Net cash used in operating activities and for capital expenditures were financed by issuing Common Stock and warrants for net proceeds of $4,643,000 and from borrowings of $500,000 from Engelhard.

In March and April 1993, the Company sold 374,000 shares of Common Stock at $1.50 per share for net proceeds of approximately $459,000. In July 1993, the Company registered under the Securities Act, 1,060,000 shares of Common Stock of which 950,000 shares were issued upon the exercise of outstanding warrants and 100,000 shares were issued to an equipment vendor in settlement of approximately $388,000 in accounts payable and 10,000 shares to a former officer of the Company as severance pay. As of December 31, 1993, the Company had received net proceeds of $2,088,000 for 950,000 shares of Common Stock purchased upon the exercise of outstanding warrants.

The independent accountants' report on the audit of the Company's 1995 financial statements includes an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses since inception amounting to approximately $34 million through December 31, 1995. In order to continue operations, the Company has had to raise additional capital to offset cash consumed in operations and support of the Partnership. The Company's continuation as a going concern is dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis; (ii) obtain additional financing or refinancing as may be required; and (iii) ultimately, attain profitable operations and positive cash flow from its operations and its investment in the Partnership. The independent accountants' report on the audit of the Partnership's 1995 financial statements also includes an explanatory paragraph regarding substantial doubt about the Partnership's ability to continue as a going concern. The Partnership's continuation as a going concern will remain dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis; (ii) obtain additional financing or refinancing as may be required; and (iii) ultimately, attain profitable operations and positive cash flow from operations.

New Accounting Standard

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based compensation. SFAS No. 123 establishes a fair value based method of accounting or stock-based compensation plans. It encourages entities to adopt that method in place of the intrinsic value method currently in place under the provisions of Opinion No. 25 of the Accounting Principles Board (APB). Under the fair value method accounting, all arrangements under which employees receive shares of stock or other equity instruments or under which employers incur liabilities to employees in amounts based on the price of its stock result in the measurement of compensation cost at the grant date of the award which is recognized over the service period, usually the vesting period. Under the intrinsic value method, compensation cost is measured by the excess of the quoted market price of the stock, if any, over the amount the employee must pay to acquire the stock. For example, granting immediately exercisable stock options to an employee at an exercise price equal to the quoted market price of the stock results in the recognition of compensation expense at the date of grant under the fair value method of SFAS No. 123; under the intrinsic value method of APB No. 25, no compensation expense is recognized. However, SFAS No. 123 allows the Company to elect to continue its current method of accounting under APB No. 25 for employee stock-based compensation arrangements. The Company expects to continue its current method of accounting under APB No. 25 for employee stock-based compensation arrangements. If the Company continues its current method of accounting, pro forma disclosures of net income and earnings per share must be disclosed, as if the Company had adopted the recognition provisions of SFAS No. 123.

Although the Company is permitted to continue accounting for employee stock-based compensation arrangements under APB No. 25, SFAS No. 123 requires the Company to utilize the fair value method of accounting for transactions involving stock options or other equity instruments issued to nonemployees as consideration for goods or services. Presently, those transactions are accounted for by the Company under the intrinsic value principles of APB No. 25. The use of intrinsic value versus fair value did not have a material effect on any period presented.

The accounting and disclosure requirements of SFAS No. 123 are effective for the Company in 1996. The Company has not yet determined the impact of SFAS No. 123.

In March 1995, SFAS No. 121 ("SFAS 121"), Accounting for the Impairment of Long-lived Assets, was issued which establishes guidance beginning in 1996, for recognizing and measuring impairment losses and would require that the carrying amount of impaired assets be reduced to fair value. Management does not believe that the adoption of SFAS 121 will have a material effect on the financial statements of the Company.

Item 8.   Financial Statements and Supplementary Data

The financial statements and supplementary financial data required by this Item 8 are set forth in Item 14 of this Form 10-K Report. All information which has been omitted is either inapplicable or not required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The required information with respect to each director and executive officer is contained in the Company 's definitive Proxy Statement in connection with its Annual Meeting to be filed within 120 days of the Registrant's year end December 31, 1995 ("1996 Annual Meeting"), which is hereby incorporated by reference in this Form 10-K Annual Report.

Item 11.   Executive Compensation

The required information with respect to executive compensation is contained in the Company's definitive Proxy Statement in connection with its 1996 Annual Meeting to be filed within 120 days of the Registrant's year end December 31, 1995, which is hereby incorporated by reference in this Form 10-K Annual Report.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The required information with respect to security ownership of certain beneficial owners and management is contained in the Company's definitive Proxy Statement in connection with its 1996 Annual Meeting to be filed within 120 days of the Registrant's year end December 31, 1995, which is hereby incorporated by reference in this Form 10-K Annual Report.

Item 13.   Certain Relationships and Related Transactions

The required information with respect to certain relationships and related transactions is contained in the Company's definitive Proxy Statement in connection with its 1996 Annual Meeting to be filed within 120 days of the Registrant's year end December 31, 1995, which is hereby incorporated by reference in this Form 10-K Annual Report.

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) The following is a list of certain documents filed as a part of this Form 10-K Report:

                  (1)      Financial Statements of the Registrant.

                           (I)      Report of Independent Accountants

                           (ii) Consolidated Balance Sheets at December 31, 1995 and 1994.

                           (iii) Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

                           (iv) Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1995, 1994 and 1993.

                           (v) Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

                           (vii)    Notes to Consolidated  Financial Statements.

All other schedules specified in Item 8 or Item 14(d) of Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

         (b)      Reports on Form 8-K

                  None

         (c) The following table sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

                         Exhibit                   Description

                           2.1 Joint Venture Asset Transfer Agreement between Engelhard and Engelhard DT, Inc. and the Company and ICC Desiccant Technologies, Inc., dated September 8, 1993, was filed as Exhibit A to the Company's Definitive Proxy Statement dated December 23, 1993 for Stockholders Meeting held January 17, 1994 and is hereby incorporated by reference.

                           2.2 Amendment dated December 20, 1993 to Joint Venture Asset Transfer Agreement between Engelhard and Engelhard DT, Inc. and the Company and ICC Desiccant Technologies, Inc., dated September 8, 1993, was filed as an exhibit to the Company's registration statement filed on Form S-2 declared effective February 14, 1996 (registration number 33-80223) and is hereby incorporated by reference.

                           2.3 Agreement for Purchase and Sale of Assets by and between the Partnership and Ciba-Geigy dated November 29, 1994 was filed as Exhibit 10(p) to the Company's Form 10-K for the year ended December 31, 1994 and is hereby incorporated by reference.

                           3.1 Articles of Incorporation and Bylaws. Incorporated by reference from ICC's Form 10 filed on September 16, 1985 .


                           3.2 Amendment to Articles of Incorporation changing name to ICC Technologies, Inc. Incorporated by reference from ICC's Form 8-K dated June 12, 1990 .

                           4.1 The Company's Certificate of Designation for Series F Preferred Stock and Series G Convertible Preferred Stock, was filed as an Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1989 and is hereby incorporated by reference.

                           4.2 The Company's Certificate of Designation for Series H Convertible Preferred Stock, was filed as an Exhibit to the company's Form 8-K dated March 26, 1991 and is hereby incorporated by reference.

                           4.3 The Company's Certificate of Designation for Series I Preferred Stock, was filed as an Exhibit to the Company's Form 8-K dated March 12, 1992 and is hereby incorporated by reference.



                           4.4 ICC Technologies, Inc. Certificate of Designation for Series J Preferred Stock. Incorporated by reference from ICC's Form 8-K dated June 8, 1992.

                           9.1 Form of voting trust agreement between RIT Capital Partners, plc, Warburg, Pincus Capital Company L.P. and ICC Technologies, Inc. Incorporated by reference from ICC's Form 10-K for the fiscal year ended December 31, 1989.


                           10.1 Lease Agreement for the Partnership's Executive Offices dated June 14, 1989. Incorporated by reference from ICC's Form 8-K dated June 12, 1990 .


                           10.2 The Company's Incentive Stock Option Plan, as amended was filed as Exhibit 4(g) to the Company's Registration Statement on Form S-8, No. 33-85636 filed on October 26, 1994 and is hereby incorporated by reference .

                           10.3 The Company's Nonqualified Stock Option Plan, as amended and restated, was filed as Exhibit C to the Company's Definitive Proxy Statement dated November 18, 1994 for Stockholders Meeting held December 15, 1994 and is hereby incorporated by reference.


                           10.4 ICC Technologies, Inc., Equity Plan for Directors. Incorporated by reference from ICC's Definitive Proxy Statement dated November 18, 1994 for Stockholders Meeting held December 15, 1994.

                           10.5 Agreement to Restructure and Retire ICC Technologies, Inc. Lease Financing Obligations to Textron Financial Corporation. Incorporated by reference from ICC's Form 8-K filed June 12, 1990.

                           10.6 Conversion and Waiver Agreement between RIT Capital Partners, plc, Warburg, Pincus Capital Company L.P. and ICC Technologies, Inc. dated June 6, 1990 including all exhibits thereto. Incorporated by reference from ICC's Form 8-K filed June 12, 1990.

                           10.7 Joint Development Program Agreement between ICC Technologies, Inc., and Engelhard Corporation dated May 26, 1992. Incorporated by reference from ICC's Form 10-K for the fiscal year ended December 31, 1992.

                           10.8 Employment Agreement between William A. Wilson and ICC Technologies, Inc., dated July 2, 1991 Incorporated by reference from ICC's Quarterly Report on Form 10-Q for period ended September 30, 1991.

                           10.9 Amendment dated February 28, 1994 to Employment Agreement between William A. Wilson and ICC Technologies, Inc. incorporated by reference from ICC's Form 10-K for the fiscal year ended December 31, 1994.

                           10.10    General Partnership Agreement of
                                    Engelhard/ICC ,between Engelhard DT Inc. and
                                    ICC Desiccant Technologies, Inc., dated
                                    February 7, 1994, was filed as an exhibit to the Company's registration statement filed on Form S-2 declared effective February 14, 1996 (registration number 33-80223) and is hereby incorporated by reference.

                           10.11 Technology License Agreement between Engelhard Corporation and ICC Technologies, Inc., and Engelhard/ICC, dated February 7, 1994 was filed as Exhibit 10(j) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and is hereby incorporated by reference.

                           10.12 Supply Agreement between Engelhard/ICC and Engelhard Corporation dated February 7, 1994. Incorporated by reference from ICC's Form 10-K for the fiscal year ended December 31, 1993.

                           10.13 Employment Agreement between Irwin L. Gross and the Partnership dated February 8, 1994. Incorporated by reference from ICC's Form 10-K for the fiscal year ended December 31, 1993.

                           10.14 Royalty Agreement between Engelhard/ICC and James Coellner and Dean Calton dated February 8, 1994. Incorporated by reference from ICC's Form 10-K for the fiscal year ended December 31, 1993.

                           10.15 Lease Agreement for the Partnership's manufacturing space, dated March 25, 1993. Incorporated by reference from ICC's Form 10-K for the fiscal year ended December 31, 1993.

                           10.16 License Agreement by and between the Partnership and Ciba Composites Anaheim, a business unit of Ciba Composites, a Division of Ciba-Geigy, dated November 29, 1994, was filed as Exhibit 10.1 to the Company's 10-Q for period ended September 30, 1995 and is hereby incorporated by reference.

                           10.17 Manufacturing and Supply Agreement by and between the Partnership and Ciba Composites Anaheim, a business unit of Ciba Composites, a Division of Ciba-Geigy, dated November 29, 1994, was filed as Exhibit 10.2 to the Company's 10-Q for period ended September 30, 1995 and is hereby incorporated by reference.

                           10.18 Technical Information, Trademark and Patent License Agreement by and between the Partnership and Chung-Hsin, dated March 27, 1995, was filed as Exhibit 10.3 to the Company's 10-Q for period ended September 30, 1995 and is hereby incorporated by reference.

                           10.19    Supply Agreement by and between the
                                    Partnership and Chung-Hsin, dated March 27,
                                    1995, was filed as Exhibit 10.4 to the
                                    Company's 10-Q for period ended September
                                    30, 1995 and is hereby incorporated by
                                    reference.

                           10.20 Agreement by and among Engelhard, the Company and the Partnership, dated April 1, 1995 relating to the Dade County Industrial Development Revenue Bonds, was filed as
                                    Exhibit 10.5 to the Company's 10-Q for
                                    period ended September 30, 1995 and is
                                    hereby incorporated by reference.

                           10.21 Memorandum of Understanding by and between the Partnership and Samsung, dated June 30, 1995, was filed as Exhibit 10.6 to the Company's 10-Q for period ended September 30, 1995 and is hereby incorporated by reference.

                           10.22 Form of Amendment dated August 9, 1995 to Agreement of October 6, 1991 regarding formation of ICC International by and between the Partnership and AB Air was filed as Exhibit 10.7 to the Company's 10-Q for period ended September 30, 1995 and is hereby incorporated by reference.

                           10.23 Agreement Regarding Joint Development Program between the Partnership and AB Air dated August 21, 1995 was filed as an exhibit to the Company's registration statement filed on Form S-2 declared effective February 14, 1996 (registration number 33-80223) and is hereby incorporated by reference.

                           21       List of Subsidiaries of ICC Technologies,
                                    Inc.

                           23 Consent of Coopers & Lybrand L.L.P., Independent Accountants

                           27       Financial Data Schedule

(d) The following is a list of certain documents required by Regulation S-X consisting of financial statements of the fifty percent owned general partnership Engelhard/ICC included in this Form 10-K Annual Report:


         (1)      Financial Statements.

                           (i)      Report of Independent Accountants

                           (ii)     Balance Sheet at December 31, 1995 and 1994.

                           (iii) Statements of Operations for the year ended December 31, 1995 and the period February 7, 1994 (date of formation) to December 31, 1994.

                           (iv) Statements of Changes in Partners' Capital for the year ended December 31, 1995 and for the period February 7, 1994 (date of formation) to December 31, 1994.

                           (v) Statements of Cash Flows for the year ended December 31, 1995 and for the period February 7, 1994 (date of formation) to December 31, 1994.

                           (vii)    Notes to Financial Statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS




The Stockholders of ICC Technologies

We have audited the accompanying consolidated balance sheets of ICC Technologies, Inc. as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICC Technologies, Inc. as of December 31, 1995 and 1994 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred losses accumulating to $33,545,719 through December 31, 1995. This factor, among others, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 25 , 1996

                             ICC TECHNOLOGIES, INC
                          CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,        December 31,
                                                                                                       1995                1994
                                                                                                   ------------        ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash and cash equivalents                                                                    $  1,573,475        $  1,114,335
      Receivables -
           Employees                                                                                     28,667              28,667
           Engelhard/ICC                                                                                160,973             124,095
      Inventories, net                                                                                        0              16,960
      Prepaid expenses and other                                                                        530,131              65,210
                                                                                                   ------------        ------------
                         Total current assets                                                         2,293,246           1,349,267


RESTRICTED CASH EQUIVALENTS                                                                           2,500,000                   0
INVESTMENTS IN NET ASSETS OF AND LOANS TO ENGELHARD/ICC                                                       0           1,048,255
PROPERTY AND EQUIPMENT, net                                                                               3,180                   0
                                                                                                   ------------        ------------
                              Total assets                                                         $  4,796,426        $  2,397,522
                                                                                                   ============        ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
CURRENT LIABILITIES:
      Accounts payable                                                                             $     28,358        $     93,838
      Current portion of note payable to stockholder                                                    150,000                   0
      Accrued liabilities                                                                               287,091             182,944
                                                                                                   ------------        ------------
                         Total current liabilities                                                      465,449             276,782
                                                                                                   ------------        ------------
LOSSES OF ENGELHARD/ICC IN EXCESS OF INVESTMENTS                                                      2,797,165                   0
                                                                                                   ------------        ------------
NOTES PAYABLE TO STOCKHOLDERS                                                                                 0             150,000
                                                                                                   ------------        ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value -
           Series F, authorized, issued and outstanding 135 shares at December 31,
                1995 and 6,885 at December 31, 1994 (liquidation value $256,270
                at December 31, 1995 and $11,632,063 at December 31, 1994)                                    1                  69
           Series G Convertible, authorized and issued 400 shares;
                350 shares outstanding (liquidation value $664,404
                at December 31, 1995 and $591,318 at December 31, 1994)                                       4                   4
           Series H Convertible, authorized, issued and outstanding 1,500 shares
                at December 31, 1995 and  December 31, 1994                                                  15                  15
           Series I, authorized, issued and outstanding 500 shares
                at December 31, 1995 and December 31, 1994                                                    5                   5
           Series J, authorized, issued and outstanding 225 shares
                at December 31, 1995 and December 31, 1994                                                    2                   2
      Common stock, $.01 par value, authorized 50,000,000 shares, issued 14,692,193 shares at December 31, 1995 and 12,288,632
           shares at December 31, 1994                                                                  146,923             122,887
      Additional paid-in capital                                                                     35,104,011          29,241,534
      Accumulated deficit                                                                           (33,545,719)        (27,222,346)
      Less:  Treasury common stock, at cost, 66,227 shares                                             (171,430)           (171,430)
                                                                                                   ------------        ------------
                         Total stockholders' equity                                                   1,533,812           1,970,740
                                                                                                   ------------        ------------
                              Total liabilities and stockholders' equity                           $  4,796,426        $  2,397,522
                                                                                                   ============        ============

The accompanying notes are an integral part of the financial statements.

                              ICC TECHNOLOGIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            Year Ended December 31,
                                                                          ---------------------------------------------------------
                                                                              1995                   1994                  1993
                                                                          ------------           ------------           -----------
REVENUES                                                                  $      9,000           $     88,360           $ 1,201,156
COST OF GOODS SOLD                                                               7,961                 80,419             1,176,619
                                                                          ------------           ------------           -----------
           Gross Profit                                                          1,039                  7,941                24,537
                                                                          ------------           ------------           -----------
OPERATING EXPENSES:
      Marketing                                                                      0                155,822               878,542
      Engineering and development                                                    0                150,523             1,099,575
      General and administrative                                             1,384,203              1,427,929             2,093,733
                                                                          ------------           ------------           -----------
           Total operating expenses                                          1,384,203              1,734,274             4,071,850
                                                                          ------------           ------------           -----------
                Loss from operations                                        (1,383,164)            (1,726,333)           (4,047,313)
INTEREST:
      Interest income                                                          362,153                162,285                14,876
      Interest expense                                                               0                      0                (1,415)
      Interest expense on stockholders' loans                                  (16,250)               (14,611)              (24,000)
                                                                          ------------           ------------           -----------
                                                                               345,903                147,674               (10,539)
                                                                          ------------           ------------           -----------
EQUITY INTEREST IN NET LOSS OF ENGELHARD/ICC                                (5,286,112)            (2,812,423)                 --
                                                                          ------------           ------------           -----------
NET LOSS                                                                    (6,323,373)            (4,391,082)           (4,057,852)

CUMULATIVE PREFERRED STOCK
      DIVIDEND REQUIREMENTS                                                   (301,413)              (227,750)             (261,500)
                                                                          ------------           ------------           -----------
NET  LOSS APPLICABLE TO COMMON STOCKHOLDERS                               $ (6,624,786)          $ (4,618,832)          $(4,319,352)
                                                                          ============           ============           ===========
NET LOSS PER COMMON SHARE                                                 $      (0.47)          $      (0.41)          $     (0.51)
                                                                          ============           ============           ===========
WEIGHTED AVERAGE COMMON SHARES                                              14,072,867             11,390,981             8,550,852
                                                                          ============           ============           ===========


    The accompanying notes are an integral part of the financial statements.

                             ICC TECHNOLOGIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              for the years ended December 31, 1995, 1994 and 1993


                                                                              Common         Additional
                                                              Preferred        Stock           Paid-in
                                                                Stock      ($.01 par value)    Capital
                                                             ------------  ---------------- ------------
BALANCE, DECEMBER  31, 1992                                  $        101    $     61,955   $ 18,421,770
 Conversion of 50 shares of Series G  preferred stock into
      408,528 shares of common stock                                    0           4,085         (4,085)
 Issuance of 2,918,998 shares of common stock through
      a private placement, net of offering expenses                     0          28,200      4,309,924
 Issuance of shares of common stock                                     0           1,875        713,712
 Issuance of 357,900 shares of common stock through
      exercise of stock options                                         0           3,578        505,250
 Net loss                                                               0               0              0
                                                             ------------    ------------   ------------
BALANCE, DECEMBER  31, 1993                                  $        101    $     99,693   $ 23,946,571
 Conversion of 600 shares Series H preferred stock into
      300,000 shares of common stock                                   (6)          3,000         (2,994)
 Issuance of 1,100,000 shares of common stock through
      a private placement, net of offering expenses                     0          11,000      3,477,920
 Issuance of 919,354 shares of common stock through
      exercise of stock options and warrants                            0           9,194      1,640,837
 Issuance of warrants to purchase 40,000 shares
      of common stock                                                   0               0        179,200
 Net loss                                                               0               0              0
                                                             ------------    ------------   ------------
BALANCE, DECEMBER  31, 1994                                            95         122,887   $ 29,241,534
 Issuance of 925,000 shares of common stock to redeem
      6750 shares of Series F preferred stock                         (68)          9,250         (9,182)
 Issuance of 1,151,908 shares of common stock through
      exercise of stock options and warrants                            0          11,519      2,769,834
 Issuance of 300,000 shares of common stock through
      a private placement, net of offering expenses                     0           3,000      3,027,092
 Issuance of 26,653 shares of common stock for
      services rendered                                                 0             267         74,733
 Net loss                                                               0               0              0
                                                             ------------    ------------   ------------
BALANCE, DECEMBER  31, 1995                                  $         27    $    146,923   $ 35,104,011
                                                             ============    ============   ============

                                                                                                 Total
                                                                               Treasury      Stockholders
                                                             Accumulated         Stock,         Equity
                                                               Deficit          at Cost        (Deficit)
                                                             ------------    ------------    ------------
BALANCE, DECEMBER  31, 1992                                  $(18,773,412)   $   (171,430)   $   (461,016)
 Conversion of 50 shares of Series G  preferred stock into
      408,528 shares of common stock                                    0               0               0
 Issuance of 2,918,998 shares of common stock through
      a private placement, net of offering expenses                     0               0       4,338,124
 Issuance of shares of common stock                                     0               0         715,587
 Issuance of 357,900 shares of common stock through
      exercise of stock options                                         0               0         508,828
 Net loss                                                      (4,057,852)              0      (4,057,852)
                                                             ------------    ------------    ------------
BALANCE, DECEMBER  31, 1993                                  $(22,831,264)   $   (171,430)   $  1,043,671
 Conversion of 600 shares Series H preferred stock into
      300,000 shares of common stock                                    0               0               0
 Issuance of 1,100,000 shares of common stock through
      a private placement, net of offering expenses                     0               0       3,488,920
 Issuance of 919,354 shares of common stock through
      exercise of stock options and warrants                            0               0       1,650,031
 Issuance of warrants to purchase 40,000 shares
      of common stock                                                   0               0         179,200
 Net loss                                                      (4,391,082)              0      (4,391,082)
                                                             ------------    ------------    ------------
BALANCE, DECEMBER  31, 1994                                  $(27,222,346)   $   (171,430)   $  1,970,740
 Issuance of 925,000 shares of common stock to redeem
      6750 shares of Series F preferred stock                           0               0               0
 Issuance of 1,151,908 shares of common stock through
      exercise of stock options and warrants                            0               0       2,781,353
 Issuance of 300,000 shares of common stock through
      a private placement, net of offering expenses                     0               0       3,030,092
 Issuance of 26,653 shares of common stock for
      services rendered                                                 0               0          75,000
 Net loss                                                      (6,323,373)              0      (6,323,373)
                                                             ------------    ------------    ------------
BALANCE, DECEMBER  31, 1995                                  $(33,545,719)   $   (171,430)   $  1,533,812
                                                             ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                             ICC TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    Year Ended December 31,
                                                                                          -----------------------------------------
                                                                                              1995          1994           1993
                                                                                          -----------    -----------    -----------
Cash Flows from Operating Activities:
      Net loss                                                                            $(6,323,373)   $(4,391,082)   $(4,057,852)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                        1,591         49,181        107,590
           Equity interest in net loss of Engelhard/ICC                                     5,286,112      2,812,423              0
           Common  stock  and warrants issued for services rendered                           112,500        179,200        212,969
           Provision for doubtful accounts                                                          0         16,112         15,000
           Increase in inventory reserve                                                        9,000         95,000         48,000
           Termination expense                                                                      0              0         30,000
           Write - off of equipment and other assets                                                0              0         69,819
           (Increase) decrease in:
                Receivables                                                                   (36,878)        67,321       (110,588)
                Inventories                                                                     7,960        (67,664)      (164,472)
                Prepaid expenses and other                                                   (464,921)       (23,873)       (63,289)
           Increase (decrease) in:
                Accounts payable                                                              (65,480)       (53,418)       109,813
                Accrued expenses                                                              175,955        (55,918)       128,193
                                                                                          -----------    -----------    -----------
                     Net cash used in operating activities                                 (1,297,534)    (1,372,718)    (3,674,817)
                                                                                          -----------    -----------    -----------

Cash Flows from Investing Activities:
      Repayment of loans (loans to) Engelhard/ICC                                           1,500,000     (4,000,000)             0
      Capital contribution to Engelhard/ICC                                                (3,000,000)             0              0
      Purchase of restricted certificate of deposit                                        (2,500,000)             0              0
      Purchases of property and equipment, net                                                 (4,771)        (9,300)      (300,040)
                                                                                          -----------    -----------    -----------
                     Net cash used in investing activities                                 (4,004,771)    (4,009,300)      (300,040)
                                                                                          -----------    -----------    -----------

Cash Flows from Financing Activities:
      Proceeds from sale of common stock and warrants, net                                  5,761,445      5,138,951      4,643,208
      Repayments of borrowings from stockholders                                                    0       (185,272)       (60,000)
      Borrowings from Engelhard Corporation, net                                                    0        400,000        500,000
                                                                                          -----------    -----------    -----------
                     Net cash provided by financing activities                              5,761,445      5,353,679      5,083,208
                                                                                          -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                                          459,140        (28,339)     1,108,351

Cash and Cash Equivalents, Beginning of Period                                              1,114,335      1,142,674         34,323
                                                                                          -----------    -----------    -----------
Cash and Cash Equivalents, End of Period                                                  $ 1,573,475    $ 1,114,335    $ 1,142,674
                                                                                          ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

ICC TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BUSINESS

         ICC Technologies, Inc. (the "Company" or "ICC") is a Delaware corporation. On February 7, 1994, the Company and Engelhard Corporation, through their respective subsidiaries, formed a Pennsylvania General Partnership named "Engelhard/ICC" (the "Partnership"). In exchange for a 50% interest in the Partnership, the Company transferred to the Partnership substantially all of its assets, with the exception of cash and certain other assets not related to the desiccant air conditioning business, subject to certain liabilities; Engelhard Corporation, in exchange for a 50% interest in the Partnership, (a) contributed to the Partnership approximately $8,600,000, (b) entered into a Supply Agreement pursuant to which it agreed to supply desiccants to the Partnership, (c) entered into a Technology License Agreement pursuant to which Engelhard Corporation and the Partnership licensed to each other certain technology rights, and (d) agreed to provide credit support to the Partnership in the amount of $3,000,000. In addition, Engelhard Corporation extinguished a $900,000 obligation due to it by the Company.

         The Partnership was formed on February 7, 1994 to engage in the business of designing, manufacturing and marketing climate control systems to supplement or replace conventional air conditioning systems ('Partnership Business'). The desiccant air conditioning business conducted by the Company prior to the formation of the Partnership is now being conducted by the Partnership. As a result, the Company has become principally a holding company, owning a 50% interest in the Partnership. Although the Company is not permitted to engage directly or indirectly in any activities which would conflict with the Partnership Business as long as the Partnership is in effect, the Company is not precluded from engaging in other activities.

         Prior to the formation of the Partnership, the Company was engaged in the business of designing, manufacturing and marketing environmentally beneficial and energy efficient, desiccant cooling systems for climate control for commercial buildings. The Company's desiccant cooling products were marketed to chain operators of supermarkets, department stores, and to manufacturers, schools, health care facilities, federal, state and local governments, and to users of other types of air conditioning and dehumidification products. The Company expects the Partnership to continue such business and to market its products to such potential users.

         The Company believes that the desiccant cooling system it has developed and which the Partnership is now further developing, is an innovative and energy efficient technology for providing cooling and heating for commercial facilities.

         Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of Engelhard/ICC have been insufficient to cover costs of operations for the year ended December 31, 1995. The Company has incurred cumulative losses since inception of $33,545,719 through December 31, 1995. In order to continue operations, the Company has had to raise additional capital to offset cash consumed in operations and the support of the Partnership. Until the Partnership generates positive cash flows from operations, it will be primarily dependent upon its partners to provide any required working capital. The Company's continuation as a going concern is dependent on its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required, and (iii) ultimately attain profitable operations and positive cash flows from operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

         In February 1996, the Company issued 2,500,000 shares of Common Stock in a secondary offering and received proceeds of approximately $16.3 million. The Company plans to use the net proceeds from the offering to: (i) fund its half of the estimated future financing requirements of the Partnership, (ii) to redeem certain of its Preferred Stock for and payment of accrued dividends and (iii) to fund the Company's working capital requirements. (See notes 8 and 16). Management intends to raise additional capital as required to continue operations and to support the Partnership; however, there can be no assurance that the Company will be able to raise additional capital.

(2)      THE PARTNERSHIP

         On February 7, 1994 ICC and Engelhard, through their respective subsidiaries, formed a Pennsylvania general partnership named Engelhard/ICC (the "Partnership"). In exchange for a 50% interest in the Partnership, ICC transferred to the Partnership, through ICC's wholly-owned subsidiary, ICC Desiccant Technologies Inc., substantially all of its assets, with the exception of cash and certain other assets not related to the desiccant air conditioning business, subject to certain liabilities. The assets and liabilities were transferred by the Company at historical cost with no gain or loss being recorded by the Company. The investment in the Partnership is accounted for under the equity method of accounting.

The following are the summarized financial results of the Partnership:

                                            Year ended           Period ended
                                        December 31, 1995     December 31, 1994
                                        -----------------     -----------------
Results of operations:
Revenues                                     $  8,944,279          $  1,620,386
Loss from operations                           (9,862,641)           (5,699,721)
Net loss                                     $(10,572,223)         $ (5,624,845)



Balance sheet information:             December 31,  1995    December 31,  1994
                                       ------------------    ------------------
Cash                                         $    346,480          $    648,451
Receivables                                     2,057,420               661,801
Inventory                                       3,385,125             2,439,509
Other current assets                              158,939                77,586
Cash held in escrow                               865,744                     0
Property plant and equipment                    8,263,642             7,946,511
Other noncurrent assets                         1,802,155             1,612,497
                                             ------------          ------------
   Total assets                              $ 16,879,505          $ 13,386,355
                                             ============          ============



Accounts payable and accrued expenses        $  1,153,885          $  1,543,798
Payable to general partners                       365,509               186,934
Debt                                           11,451,755               175,044
Notes payable to general  partners                      0             8,000,000
Partners' capital                               3,908,356             3,480,579
                                             ------------          ------------
   Total liabilities and equity              $ 16,879,505          $ 13,386,355
                                             ============          ============

         In December 1994, the Partnership acquired for $8 million in cash, the real property and substantially all other manufacturing assets of an existing manufacturing facility located in Miami, Florida from Ciba-Geigy Corporation ("Ciba"), which currently produces the small cell, honeycomb structures that are the base material of the desiccant and thermal rotors that are an integral part of the Partnership's products. The former Ciba plant produced primarily large cell substrate which the Partnership is prohibited to produce or sell other than to Ciba. The Partnership also acquired, as part of the transaction, an exclusive technology license to use Ciba's proprietary process which is necessary to manufacture such small cell, honeycomb structures. The Company's and the Partnership's management believe that the acquisition gives the Partnership complete control of the critical technologies and manufacturing processes for its current products as well as those in the foreseeable future. Assets acquired consisted of approximately $6.9 million of plant, property and equipment and $1.1 million of intangibles.

         To finance the acquisition, the Company and Engelhard each lent to the Partnership $4,000,000 ("General Partners' Bridge Loan"). The loans, were evidenced by promissory notes with interest payable monthly at the Prime Rate plus 1%. The General Partners' Bridge Loan resulted in the Company increasing its investment in the Partnership as well as recording its proportionate share of previously unrecognized accumulated losses at that time. In May 1995, $1,500,000 of the bridge loan was repaid to each general partner. The remaining $2,500,000 for each general partner was converted into an investment in the Partnership.

         In April 1995, the Partnership obtained financing from the issuance of $8,500,000 of industrial development revenue bonds. The proceeds of these bonds were used to repay $3,000,000 of the General Partners' Bridge Loan, $1,500,000 to each general partner, and provide for improvements and capital equipment at the Miami facility. As of December 31, 1995, $865,744 of proceeds were held in escrow and will be released upon the Partnership's incurring qualified expenditures.

         In May 1995, the Company guaranteed 50% of the Partnership's indebtedness associated with the industrial development revenue bonds. The Company has established an irrevocable letter of credit for $2,500,000 to support its portion of the guarantee. The Company's letter of credit is collateralized by cash equivalents in the amount of $2,500,000. Although the bonds do not begin to mature until April 2000, there can be no assurance that the Partnership will be able to generate sufficient cash from operations to cover the debt service on the bonds. If the Partnership defaults on the bonds and they become due, the Company will become responsible for repayment for at least a portion of that amount and possibly additional amounts. No amount has been reported in the financial statements relating to such effects.

         During 1995, additional capital contributions of $3,000,000 to the Partnership were made by each partner. Subsequently, in 1996, an additional $2 million in capital contributions to the Partnership were made by each partner.

         In connection with the formation of the Partnership, the Company granted Engelhard options to acquire up to all of the Company's interest in the Partnership at the rate of 25% of such interest per year starting on December 31, 1997, with each option exercisable based upon a price equal to 95% of the fair market value of the Partnership as determined by an investment banking firm selected by the Company and Engelhard. Upon the occurrence of an event of default by the Company under the Partnership Agreement (including bankruptcy of the Company or violation of or failure by the Company to comply with any material term or condition of the Partnership Agreement which is not cured within a 45-day period), Engelhard's options can be accelerated. There can be no assurance whether Engelhard will or will not exercise any or all of its options to purchase the Company's interest in the Partnership or that the valuation assigned the Company's interest will be sufficient to generate an acceptable return to investors..

         The Company's proportionate share of losses of the Partnership are $5,286,112 and $2,812,423 for the year ended December 31, 1995 and 1994, respectively. The Partnership has incurred cumulative losses of approximately $16,200,000 since inception. The Company's share of the cumulative losses have resulted in recognition of losses in excess of the Company's investment in and advances to the Partnership of $2,797,165, which has been reflected as a liability in the December 31, 1995 balance sheet.

         Receivables from the Partnership were $160,973 at December 31, 1995. Interest income earned from the Partnership amounted to approximately $164,000 in 1995. In 1994, the Company received $250,000 in connection with the formation of the Partnership for reimbursement of certain expenses incurred in connection with the Joint Development Program efforts which preceded the formation of the Partnership. The Partnership provided approximately $83,000 and $91,000 in various administrative office support services to the Company in 1995 and 1994, respectively. The general partners are guarantors of the Partnership's long term debt which amounts to approximately $8,701,755 and $175,000 as of December 31, 1995 and 1994, respectively . Engelhard is guarantor of the Partnership's short-term loan which amounts to $2,750,000 as of December 31, 1995.


(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows.

         Inventories

         Inventories are valued at the lower of cost (using specific identification) or market.

         Property and Equipment

         Property and equipment are stated at cost. Costs of major additions and improvements are capitalized and replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to operations as incurred.

         When an asset is sold, retired or otherwise disposed of, the cost of the property and equipment and the related accumulated depreciation are removed from the respective accounts, and any resulting gains or losses are reflected in operations.

         Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years.

         Income Taxes

         In 1993, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The Statement requires that deferred income taxes be computed using the asset and liability method rather than the deferred method previously in effect. Adoption of SFAS No. 109 did not have a material effect on the Company's financial statements.

         Development Costs

         Development costs are expensed as incurred. Development costs amounted to approximately $24,000 and $1,000,000 in 1994 and 1993, respectively.

         Net Loss Per Common Share

         The net loss per common share is based on the weighted average number of shares of Common Stock outstanding during each year. Stock options, warrants and convertible preferred stock have not been included, since they are antidilutive. Cumulative dividends on the Series G and H Convertible Preferred Stock and the Series F, I and J Preferred Stock amounting to approximately $301,000, $228,000 and $262,000 for the periods ended December 31, 1995, 1994 and 1993, respectively (see Note
         9), have been added to the net loss for determining the net loss applicable to common stockholders in computing the net loss per common share for each respective period. The computations of fully diluted loss per share were antidilutive; therefore, the amounts reported herein for primary and fully diluted loss per share are the same.

         Concentration of Credit Risk

         The Company invests its cash primarily in deposits with major banks. At times, these deposits may be in excess of federally insured limits.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassification

         Certain reclassifications have been made to the 1994 and 1993 presentations to conform with the 1995 presentation.

(4)      SUPPLEMENTAL CASH FLOWS AND EQUITY DISCLOSURE:

         Cash paid during the year for interest was $0, $35,628 and $1,415, in 1995, 1994, and 1993, respectively.

         Included in the Statement of Cash Flows for 1995 were net cash proceeds of $2,980,092 from the issuance of 300,000 shares of Common Stock. Also included were cash proceeds of $2,781,353 from the issuance of 1,151,833 shares of Common Stock upon exercise of stock options and warrants. Excluded from the Statement of Cash Flows in 1995 were the effects of certain non-cash financing transactions related to: the issuance of 925,000 shares of Common Stock to redeem 6,750 shares of Series F Preferred Stock; the issuance of 26,653 shares of Common Stock for $75,000 of investor relation services performed from 1993 through 1995 and $37,500 of compensation expenses related to the grant of warrants to purchase 375,000 shares of Common Stock in connection with the private placement of 300,000 shares of Common Stock in March 1995.

         Included in the Statement of Cash Flows for 1994 were cash proceeds of $3,488,920 from the issuance of 1,100,000 shares of Common Stock. Also included were cash proceeds of $1,650,031 from the issuance of 919,354 shares of Common Stock upon exercise of stock options and warrants. Excluded from the Statement of Cash Flows in 1994 were the effects of certain non-cash financing transactions related to the conversion of 600 shares of Series G Convertible Preferred Stock into 300,000 shares of Common Stock. Also the Company transferred to the Partnership, upon formation, approximately $60,000 of net liabilities which consisted of approximately: $240,000 in receivables; $ 490,000 of inventory; $290,000 of property and equipment; $ 180,000 in other assets; $360,000 in accounts payable and accrued liabilities and $900,000 of notes payable to Engelhard.

         Included in the Statement of Cash Flows for 1993 were cash proceeds of $4,643,208 from the issuance of 3,144,598 shares of Common Stock. Excluded from the Statement of Cash Flows in 1993 were the effects of certain non-cash financing transactions related to: the issuance of 4,000 shares of the Company's Common Stock in settlement of approximately $43,000 of accounts payable of an equipment vendor; the issuance of 100,000 shares of Common Stock to an equipment vendor in settlement of approximately $388,000 of accounts payable and the establishment of a prepaid equipment account of approximately $45,000; the issuance of 7,140 shares of Common Stock to a vendor in settlement of approximately $35,000 of accounts payable; the issuance of 10,000 shares of Common Stock with a fair market value of $30,000 to a former officer and recorded as severance expense; the issuance of incentive stock options to purchase 33,300 shares of Common Stock upon exercise of incentive stock options by an employee borrowing $60,150 from the Company which was repaid in installments through March 1994; the issuance of 408,528 shares of common stock upon the conversion of 50 shares of Series G Convertible Preferred Stock. Also, an employee receivable of approximately $5,000 was offset against the deferred salaries account included in accrued liabilities.

(5)      INVENTORIES:

         Inventories comprised of cogeneration equipment and related parts that have been recorded at their net realizable value. At December 31, 1995 the Company had no inventory. At December 31, 1994 and 1993, the Company's inventory balance of $16,960 and $533,008, respectively, is net of a reserve for obsolete inventory of approximately $430,000 and $383,000, respectively. Obsolete inventory of $439,000 was written off against the corresponding inventory reserve in 1995. For the years ended 1995, 1994, and 1993, the Company made provisions of approximately $9,000, $95,000, and $48,000, respectively, for inventory obsolescence. The increase in inventory obsolescence reserve was included in general and administrative expense in 1995 and engineering and development expense in 1994 and 1993 in the accompanying Consolidated Statement of Operations. In 1993, the Company disposed of inventory of approximately $52,000 which was charged directly to engineering and development expenses.

(6)      PROPERTY AND EQUIPMENT:

         Property and equipment, net, comprise the following:

                                                            December 31,
                                                    --------------------------
                                                       1995           1994
                                                    -----------    -----------
          Office and computer
              equipment                                 $3,815            $ 0
          Cogeneration  equipment                            0         66,106
          Furniture and fixtures                           956              0
                                                    -----------    -----------
                                                         4,771         66,106

          Less- Accumulated depreciation                (1,591)       (66,106)
                                                    -----------    -----------

                                                       $ 3,180            $ 0
                                                    ===========    ===========


         The Company retired $66,106 and $79,847 of equipment in the years ended December 31, 1995 and 1993, resulting in a gain on retirement of $0 and $225, respectively.

         Property and equipment included fully depreciated assets of approximately $66,106 and $145,000 as of December 31, 1994 and 1993, respectively.


(7)      ACCRUED EXPENSES:
         Accrued expenses comprise the following:
                                                           December 31,
                                                    ----------------------------
                                                       1995            1994
                                                    ------------    ------------

          Offering Costs                               $160,914              $0
          Professional fees                              23,000          30,202
          Accrued interest                               65,392          49,142
          Other                                          37,785         103,600
                                                    ------------    ------------

                                                       $287,091        $182,944
                                                    ============    ============


(8)      NOTES PAYABLE TO STOCKHOLDERS:

         Notes payable to stockholders comprise the following:

                                                          December 31,
                                                    --------------------------
                                                      1995           1994
                                                   ------------   ------------

         Notes payable to stockholders                $150,000       $150,000
         Less- Current portion                         150,000              0
                                                   ------------   ------------

         Long-Term portion                                   $0       $150,000
                                                   ============   ============


         In connection with the secondary offering of 2,500,000 shares of Common Stock in February 1996 (note 16), the note payable to stockholder was repaid and the note was canceled.

         Upon entering into the Joint Venture Asset Transfer Agreement, Engelhard loaned ICC $500,000, which loan is evidenced by a Promissory Note, dated September 8, 1993. The loan to ICC, together with $500,000 of ICC's own funds, was to be used solely for
         (i) funding operations of ICC related to ICC's desiccant air conditioning business and (ii) to reimburse Engelhard for all costs, charges and expenses incurred by Engelhard for work conducted by Engelhard in accordance with the Joint Development Agreement. No interest was payable on the principal amount of the Promissory Note.

         In January 1994, Engelhard loaned to the Company an additional $400,000, evidenced by a Promissory Note dated January 15, 1994. The Note has the same terms and conditions as the September 8, 1993 Promissory Note. On February 7, 1994, pursuant to the Joint Venture Asset Transfer Agreement, the net assets of ICC's desiccant line of business were transferred to the Engelhard/ICC Partnership and the Partnership assumed the indebtedness evidenced by the $500,000 Engelhard loan and the $400,000 Engelhard loan and such indebtedness was converted by Engelhard into a capital contribution of the Partnership.

         Warburg Pincus Capital Company L.P. (WPCC) and RIT Capital Partners plc
         (RIT) provided working capital loans of $450,000 each prior to 1991 at the prime interest rate plus 2 percent. The prime interest rate as of December 31, 1994, 1993, and 1992, was 8.5%, 6.0%, and 6.0%,
         respectively. During 1991, WPCC and RIT purchased 300 shares each of Series H Convertible Preferred Stock. The Stock was purchased through the exchange of $600,000 in debt plus accrued interest of approximately $138,000. The remaining note of $300,000 was scheduled to mature in April 1996. On February 4, 1994 the Company paid the Warburg Pincus $150,000 loan plus accrued interest of $35,628.

         Interest expense on all stockholder loans were $16,250, $14,611, and $24,000 in 1995, 1994, and 1993 , respectively.


 (9)     STOCK TRANSACTIONS:

         On March 31, 1995, pursuant to a private placement, the Company issued 300,000 shares of Common Stock for gross proceeds of $3,300,000. At closing, cash of $1,100,000 was received along with a $2,200,000 promissory note. Costs of the offering amounted to approximately $320,000. In August 1995, the promissory note was paid. In connection with the private placement, the Company issued warrants to purchase 375,000 shares of Common Stock at $9 per share to the placement agent.

         The Company received proceeds of approximately $1,954,000 from the exercise of stock options to purchase approximately 912,000 shares of Common Stock granted under its option plans for 1995. The Company received proceeds of approximately $828,000 from the exercise of warrants to purchase approximately 240,000 shares of Common Stock for 1995.

         At December 31, 1995 the Company had five classes (Series F,G,H,I and
         J)of Preferred Stock outstanding. The shares of Series G and H Convertible Preferred Stock may be converted into Common Stock at the demand of the holder of such shares. The conversion rates are 8170.56 shares of Common Stock for each Series G share and 500 shares of Common Stock for each Series H share. The Company's Series G and H Preferred Stock, which have voting rights, are convertible into 2,859,696 and 750,000 shares of Common Stock, respectively. The Company may pay the redemption of Series F Preferred Stock and accrued dividends of the Series H Preferred Stock in shares of Common Stock. In August 1995, the 6,750 shares of Series F Preferred Stock were redeemed by the issuance of 925,000 shares of Common Stock. In April 1995, the Series F Preferred Stock and Series G Convertible Preferred Stock began to accrue a cash dividend at a rate equal to 15% of their respective accrued liquidation preference. The Series H, I and J bear a 9%, 10% and 10% dividend which will accrue, but not be payable until declared by the Board of Directors of the Company. The five classes of Preferred Stock outstanding have cumulative undeclared and unpaid dividends of approximately $994,000 at December 31, 1995.

         In June, 1994, the Company sold 1,100,000 shares of common stock at a purchase price of $3.56 per share for aggregate cash proceeds of $3,916,000, and two directors each sold 150,000 shares, at a purchase price of $3.56 for aggregate cash proceeds to each of $534,000. Pursuant to an agreement between the Company and the two directors, the Company agreed to pay all commissions and expenses incurred in connection with the offering. Accordingly, the net proceeds to the Company, after payment of such commissions and expenses, were $3,488,920. In connection with the offering the Company granted to an individual, who subsequently became a director, for financial advisory services, warrants for the purchase of 215,000 shares of common stock. Those warrants have an exercise price of $3.25 - $4.75 per share and expire in 1999.

         In July 1993, the Company registered under the Securities Act of 1933 up to 1,060,000 shares of common stock of which 950,000 shares were to be issued upon the exercise of outstanding warrants and 110,000 shares were to be issued in exchange for certain obligations: 100,000 shares to an equipment vendor in settlement of approximately $388,000 in accounts payable and 10,000 shares to a former officer of the Company as severance pay. As of December 31, 1993 the Company had received $2,087,500 in cash for 950,000 shares of Common Stock purchased upon the exercise of outstanding warrants. Expenses for this offering for legal, accounting, and printing costs amounted to approximately $112,000. This amount was offset against proceeds in the equity section, reducing net proceeds from the offering to approximately $1,976,000.

         The Company received $1,543,009 in cash for 732,354 shares of Common Stock upon the exercise of Incentive and Nonqualified Stock Options for the year ended December 31,1994. Also, the Company received during 1994 net proceeds of $286,222 from the exercise of warrants to acquire 187,000 shares of Common Stock granted to placement agents in connection with the February and March 1993, private placements, referred to below.

         In March and April, 1993, pursuant to a private placement commenced on March 30, 1993, the Company sold 374,000 shares of common stock for gross proceeds of approximately $561,000 and net proceeds, after payment of commissions and expenses of the offering, of approximately $459,000.

         In March 1993, pursuant to a private placement commenced in February 1993, the Company sold 1,496,000 shares of Common Stock for gross proceeds of $2,244,000 and net proceeds, after payment of commissions and expenses of the offering, of approximately $1,903,000.


(10)     STOCK OPTIONS AND WARRANTS:

         The Company provides an incentive and a nonqualified stock option plan for directors, officers, and key employees of the Company and others. Under these plans, options may be granted for the purchase of up to 6,850,000 shares of Common Stock. The number of options to be granted and the option prices are determined by the Stock Option Committee of the Board of Directors in accordance with the terms of the plans. Under the terms of the Incentive Stock Option Plan, the option price cannot be less than 100% of the fair market value of the Common Stock on the date of the grant. Incentive stock options are exercisable based on a vesting schedule from the grant date. Under the Nonqualified Stock Option Plan, the option price as determined by the Stock Option Committee may be greater or less than the fair market value of the Common Stock as of the date of the grant, and the options are generally exercisable for three to five years subsequent to the grant date. At December 31, 1995 the Company had 1,750,000 and 5,100,000 shares of Common Stock reserved for the Company's Incentive Stock Option Plan and Nonqualified Stock Option Plan, respectively.

         The Company also authorized in 1994 the Equity Plan For Directors. The Equity Plan For Directors is a formula based stock option plan that is dependent upon the performance of the market price of the Common Stock. Under the Equity Plan For Directors, options may be granted for the purchase of up to 500,000 shares of Common Stock to outside directors. Under the terms of the Equity Plan For Directors, the option price cannot be less than 100% of the fair market value of the Common Stock on the date of the grant.

         In 1993 three employees, including an officer of the Company, exercised options to purchase 54,600 shares of common stock. The employees borrowed the amount of the exercise price of $82,850 from the Company. At December 31, 1993, $60,150 was outstanding and was included in receivable - employees. The outstanding amount was repaid in installments through March 14, 1994. Compensation expense of $142,969 was recorded on these transactions in 1993.

         Information with respect to stock options is summarized as follows:

                                          Available for      Outstanding       Exercisable
                                          Grant              Options           Options             Price Range
                                          -----              -------           -------             -----------
Balance at January 1, 1993                   694,878         3,194,877                             $ 01 - $4.50

Additional shares Authorized in 1993       1,500,000

Granted                                   (1,367,140)        1,367,140                           $1.50 - $4.937
Canceled                                     375,801          (375,801)                          $.907 - $2.375
Exercised                                          0          (435,440)                           $.01 - $4.937
                                         -----------         ---------

Balance at December 31, 1993               1,203,539         3,750,776                             $.01 - $4.50
                                         ===========         =========

Exercisable at December 31, 1993                                                1,531,774          $.01 - $4.50
                                                                                =========

Additional shares Authorized in 1994       1,500,000

Granted                                   (1,295,000)        1,295,000                          $4.375 - $9.125
Canceled                                     502,403          (502,403)                           $1.00 - $4.50
Exercised                                          0          (732,354)                           $.05 - $3.625
                                         -----------         ---------

Balance at December 31, 1994               1,910,942         3,811,019                            $.05 - $9.125
                                         ===========         =========

Exercisable at December 31, 1994                                                1,219,784         $.01 - $9.125
                                                                                =========

Granted                                      (10,000)           10,000                                   $12.75
Canceled                                           0                 0                            $           0
Exercised                                          0          (909,333)                           $1.00 - $5.38
                                         -----------         ---------


Balance at December 31, 1995               1,900,942         2,911,686                            $ 01 - $12.75
                                         -----------         ---------

Exerciseble at December 31, 1995                                                1,242,885        $ .01 - $9.125
                                                                                =========


         In connection with the settlement of a claim in 1994, Common Stock warrants to purchase 40,000 shares of Common Stock were issued as described in Note 12. The Company had the following Common Stock warrants outstanding at December 31, 1995, 1994, and 1993, respectively:

                                        Warrants outstanding
                                        Number           Price Range
                                        ------           -----------
          December 31, 1995
          Consultants                       550,000      $4.75-$13.42
          Officers and directors            915,000      $2.00-$4.75
                                          ---------
                                          1,465,000
                                          =========
          December 31, 1994
          Consultants                       265,000      $2.25-$4.75
          Officers and directors            965,000      $2.00-$4.75
                                          ---------
                                          1,230,000
                                          =========
          December 31, 1993
          Consultants                       100,000      $3.00
          Investors                         187,000      $1.65
          Officers and directors            750,000      $2.00-$2.50
                                          ---------
                                          1,037,000
                                          =========

(11)     401(k) PROFIT SHARING PLAN:

         The Company sponsors for all employees a 401(k) Profit Sharing Plan ("the Plan") which was amended January 1, 1995. Under the Plan, an employee may elect to contribute on a pre-tax basis to a retirement account up to 15% of the employee's compensation up to the maximum annual contributions permitted by the Internal Revenue Code. The Company matches 50% of each participants contributions up to a maximum of 4% of the participant's compensation. Each employee is fully vested at all times with respect to his or her contributions. The Company's contribution and administration expense was $5,800 for the year ended December 31, 1995.

(12)     COMMITMENTS AND CONTINGENCIES

         Net rent expense under operating leases was $20,833 and $145,819 for the years ended December 31, 1994 and 1993 respectively. The Company assigned all its leases to the Partnership upon its formation and the Partnership assumed the lease obligations.

         Employment Contracts
         At December 31, 1995, the Company has an employment contract with one officer. The terms of the contract, which were modified in February, 1994, provide for total annual compensation of $50,000, plus certain other benefits, through December 31, 1996.

         Claims and Legal Actions
         The Company is not a party to any material lawsuits. In 1994, the Company settled certain litigation brought against it pursuant to which the Company granted a warrant to purchase 40,000 shares of its Common Stock at $2.25 per share.

(13)     OTHER RELATED-PARTY TRANSACTIONS:

         Employee accounts receivable amounted to $28,667, $28,667 and $90,095 at December 31, 1995, 1994 and 1993, respectively. In April 1993, the Company loaned $70,000 to the Chairman of the Board, a major stockholder of the Company, pursuant to the terms of a promissory note, which provides that such amount is due and payable on demand together with interest at the rate of 10%. As of December 31, 1995 the balance remaining on the Note is $28,667 plus accrued interest.

(14)     CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES:

         Effective January 1, 1993 the Company adopted SFAS No. 109 "Accounting for Income Taxes". Primarily due to the Company's history of losses, adoption of Statement No. 109 did not have any significant effect on its results of operations or financial position. Statement No. 109 requires the use of the liability method in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been provided on the net deferred tax assets due to the uncertainty of realization. The adoption of Statement No. 109 was immaterial to the Company. Prior to the adoption of Statement No. 109 the Company utilized the deferred method of accounting for income taxes.

         Temporary differences and carryforwards which give rise to deferred tax assets at December 31 are as follows:


                                                      1995             1994
                                                      ----             ----
         Net operating loss carryforward           $ 10,180,000    $  8,740,000
         Inventory reserve and bad debt allowance             0         180,000
         Other                                           10,000           6,000
                                                   ------------    ------------
                                                   $ 10,190,000    $  8,926,000
         Less valuation allowance                   (10,190,000)     (8,926,000)
                                                   ------------    ------------
         Total                                     $       --      $       --
                                                   ============    ============


         The Company has incurred losses since inception. At December 31, 1995 the Company has federal net operating loss carryforwards of approximately $30 million, which begin to expire in 2000. The availability and use of losses against future taxable income, if any, may be limited by Internal Revenue Code Section 382 as a result of certain changes in ownership that have occurred.


(15)     OPERATING STATEMENT INFORMATION:

         Selected operating statement information for each of the three years in the period ended December 31, 1995 is as follows:

                                       December 31,
                                  ----------------------
                                  1995    1994      1993
                                  ----    ----      ----
         Maintenance and repairs   $0   $ 1,411   $ 26,119

         Advertising               $0   $12,031   $109,071

         Amortization:
            Patent and software    $0   $ 1,650   $ 16,278



         For the years ended December 31, 1995, 1994 and 1993 the Company's reserve for doubtful accounts was approximately $0, $19,000 and $35,000, respectively. During 1994 and 1993 the provision for doubtful accounts was increased by approximately $18,000 and $10,000, respectively, which was included in the general and administrative expense in the accompanying Statement of Operations. In 1995 and 1993 accounts receivable deemed uncollectible and charged to the reserve for doubtful accounts amounted to approximately $19,000 and $3,000, respectively. In connection with the formation of the Partnership in 1994, $32,000 of the reserve for doubtful accounts was transferred to the Partnership along with the related receivables.

(16)     SUBSEQUENT EVENT, COMMON STOCK OFFERING

         In February 1996, the Company issued 2,500,000 shares in a secondary offering at $7 per share less underwriting discounts and commissions of $.49 per share. Costs incurred with the offering amounted to approximately $390,000 and are included in prepaid expenses and other current assets as of December 31, 1995. These offering costs were applied against the proceeds of $16,275,000 received in February 1996. In connection with the offering, all outstanding Preferred Stock was converted into Common Stock pursuant to the terms of the respective issues or redeemed in cash. A total of 3,609,696 shares of Common Stock were issued and $981,270 was paid to the holders of the Preferred Stock. In addition, accrued dividends on the Preferred Stock, amounted to approximately $1,044,000, were declared and paid, except for $649,396 of such dividends associated with the Series G Preferred Stock was paid in accordance with the original terms of such series in the form of 162,349 shares of Common Stock. The Company plans to use the net proceeds from the offering to: (i) fund its half of the estimated future financing requirements of the Partnership, (ii) to fund the Company's working capital requirements.

(17)     NEW ACCOUNTING STANDARDS

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based compensation. SFAS No. 123 establishes a fair value based method of accounting or stock-based compensation plans. It encourages entities to adopt that method in place of the intrinsic value method currently in place under the provisions of Opinion No. 25 of the Accounting Principles Board ("APB"). Under the fair value method accounting, all arrangements under which employees receive shares of stock or other equity instruments or under which employers incur liabilities to employees in amounts based on the price of its stock result in the measurement of compensation cost at the grant date of the award which is recognized over the service period, usually the vesting period. Under the intrinsic value method, compensation cost is measured by the excess of the quoted market price of the stock, if any, over the amount the employee must pay to acquire the stock. For example, granting immediately exercisable stock options to an employee at an exercise price equal to the quoted market price of the stock results in the recognition of compensation expense at the date of grant under the fair value method of SFAS No. 123; under the intrinsic value method of APB No. 25, no compensation expense is recognized. However, SFAS No. 123 allows the Company to elect to continue its current method of accounting under APB No. 25 for employee stock-based compensation arrangements. The Company expects to continue its current method of accounting under APB No. 25 for employee stock-based compensation arrangements. If the Company continues its current method of accounting, pro forma disclosures of net income and earnings per share must be disclosed, as if the Company had adopted the recognition provisions of SFAS No. 123.

         Although the Company is permitted to continue accounting for employee stock-based compensation arrangements under APB No. 25, SFAS No. 123 requires the Company to utilize the fair value method of accounting for transactions involving stock options or other equity instruments issued to nonemployees as consideration for goods or services. Presently, those transactions are accounted for by the Company under the intrinsic value principles of APB No. 25. The use of intrinsic value versus fair value did not have a material effect on any period presented.

         The accounting and disclosure requirements of SFAS No. 123 are effective for the Company in 1996. The Company has not yet determined the impact of SFAS No. 123.

         In March 1995 SFAS No. 121 ("SFAS 121"), Accounting for the Impairment of Long-lived Assets, was issued which establishes guidance beginning in 1996, for recognizing and measuring impairment losses and would require that the carrying amount of impaired assets be reduced to fair value. Management does not believe that the adoption of SFAS 121 will have a material effect on the financial statements of the Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS




The Partners of Engelhard/ICC

We have audited the accompanying balance sheets of Engelhard/ICC as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital and cash flows for the year ended December 31, 1995 and the period February 7, 1994 (date of formation) to December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Engelhard/ICC as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the year ended December 31, 1995 and for the period February 7, 1994 (date of formation) to December 31, 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1, the Partnership incurred losses accumulating to $16,962,885 through December 31, 1995 and the Partnership is primarily dependent upon its partners for financial support. These factors, among others, raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 25, 1996

                                  ENGELHARD/ICC
                                  BALANCE SHEET

                                                                                                     December 31,       December 31,
                                                                                                        1995                1994
                                                                                                     ------------       ------------
                                                    ASSETS
                                                    ------
CURRENT ASSETS:
      Cash and cash equivalents                                                                      $   346,480         $   648,451
      Accounts receivable, net of allowance for doubtful accounts of $40,000
           and $23,179, respectively                                                                   2,057,420             661,801
      Inventories                                                                                      3,385,125           2,439,509
      Prepaid expenses and other                                                                         158,939              77,586
                         Total current assets                                                          5,947,964           3,827,347


PROPERTY, PLANT AND EQUIPMENT, net                                                                     8,263,642           7,946,511
CASH HELD IN ESCROW                                                                                      865,744                   0
PURCHASED INTANGIBLES, net                                                                             1,117,631           1,252,613
OTHER ASSETS, net                                                                                        684,524             359,884
                                                                                                     -----------         -----------
                              Total assets                                                           $16,879,505         $13,386,355
                                                                                                     ===========         ===========

                                       LIABILITIES AND PARTNERS' CAPITAL
                                       ---------------------------------
CURRENT LIABILITIES:
      Accounts Payable:
           Trade                                                                                     $   800,289         $ 1,309,570
           ICC Technologies, Inc.                                                                        160,973             124,095
           Engelhard Corporation                                                                         204,536              62,839
      Accrued liabilities                                                                                353,596             234,228
      Notes Payable to General Partners:
           ICC Technologies, Inc.                                                                              0           4,000,000
           Engelhard Corporation                                                                               0           4,000,000
      Short-term loan                                                                                  2,750,000                   0
      Current portion of long term debt                                                                   51,870              28,013
                                                                                                     -----------         -----------
                         Total current liabilities                                                     4,321,264           9,758,745
                                                                                                     -----------         -----------
LONG-TERM DEBT                                                                                         8,649,885             147,031
                                                                                                     -----------         -----------
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL                                                                                      3,908,356           3,480,579
                                                                                                     -----------         -----------
                              Total liabilities and partners' capital                                $16,879,505         $13,386,355
                                                                                                     ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                                  ENGELHARD/ICC
                             STATEMENT OF OPERATIONS
                    for the year ended December 31, 1995 and
    for the period February 7, 1994 (date of formation) to December 31, 1994

                                                     1995              1994
                                                 ------------      ------------
REVENUES                                         $  8,944,279      $  1,620,386
COST OF GOODS SOLD                                 10,283,995         1,591,821
                                                 ------------      ------------
           Gross Profit                            (1,339,716)           28,565
                                                 ------------      ------------
OPERATING EXPENSES:
      Marketing                                     3,412,008         2,061,027
      Engineering                                     936,415         1,233,282
      Research and Development                      1,133,780           894,837
      General and administrative                    3,040,722         1,539,140
                                                 ------------      ------------
           Total operating costs                    8,522,925         5,728,286
                                                 ------------      ------------
                Loss from operations               (9,862,641)       (5,699,721)
INTEREST:
      Interest income                                  50,679           138,718
      Interest expense                               (760,261)          (63,842)
                                                 ------------      ------------
                                                     (709,582)           74,876
                                                 ------------      ------------

NET LOSS                                         $(10,572,223)     $ (5,624,845)
                                                 ============      ============




    The accompanying notes are an integral part of the financial statements.

                                  ENGELHARD/ICC
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL for the year ended December 31, 1995 and for the period February 7, 1994 (date of formation) to December 31, 1994






Capital contributed by Engelhard at date of formation, cash                           $  8,633,434

Net assets of ICC transferred at date of formation, excluding $900,000 note payable
      to Engelhard contributed to partners' capital                                        839,322

Equalization amount due ICC at formation                                                  (389,322)

Residual funds from joint development program contributed to partners'
      capital                                                                               21,990

Net loss of partnership                                                                 (5,624,845)
                                                                                      ------------

Partners' capital, December 31, 1994                                                     3,480,579

Conversion of general partners' loans to partners' capital                               5,000,000
Capital contributions                                                                    6,000,000

Net loss of partnership                                                                (10,572,223)
                                                                                      ------------

Partners' capital, December 31, 1995                                                  $  3,908,356
                                                                                      ============




    The accompanying notes are an integral part of the financial statements.

                                  ENGELHARD/ICC
                             STATEMENT OF CASH FLOWS
                    for the year ended December 31, 1995 and
    for the period February 7, 1994 (date of formation) to December 31, 1994

                                                                                                       1995                1994
                                                                                                   ------------        ------------
Cash Flows from Operating Activities:
      Net loss                                                                                     $(10,572,223)       $ (5,624,845)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                                                 940,333             224,516
           Provision for doubtful accounts                                                               31,104                   0
           Provisions for inventory obsolescence and valuation                                          992,000                   0
           Amortization                                                                                 160,565              24,219
           (Increase) decrease in:
                Receivables                                                                          (1,424,973)           (426,602)
                Inventories                                                                          (1,937,616)         (1,950,797)
                Prepaid expenses and other                                                              (83,103)            (49,346)
           Increase (decrease) in:
                Accounts payable                                                                       (509,281)          1,049,231
                Payables to ICC Technologies, Inc.                                                       36,878             (15,227)
                Payables to Engelhard Corporation                                                       141,697              62,839
                Accrued expenses and other liabilities                                                  119,368             134,649
                                                                                                   ------------        ------------
                     Net cash used in operating activities                                          (12,105,251)         (6,571,363)
                                                                                                   ------------        ------------

Cash Flows from Investing Activities:
      Purchases of property, plant and equipment                                                     (1,257,464)         (7,879,939)
      Purchases of intangibles                                                                         (134,244)         (1,480,715)
      Cash held in escrow                                                                              (865,744)                  0
                                                                                                   ------------        ------------
                     Net cash used in investing activities                                           (2,257,452)         (9,360,654)
                                                                                                   ------------        ------------

Cash Flows from Financing Activities:
      Proceeds from long-term debt                                                                       69,956             175,044
      Repayments of long-term debt                                                                      (43,245)                  0
      Proceeds from issuance of bonds                                                                 8,500,000                   0
      Bond issuance costs                                                                              (215,979)          8,633,434
      Capital contributions by general partners                                                       6,000,000                   0
      Proceeds from short-term debt                                                                   2,750,000                   0
      Proceeds from Joint Development Program (at formation)                                                  0              21,990
      Equalization payment to ICC                                                                             0            (250,000)
      Proceeds from (repayment of) notes payable to general partners                                 (3,000,000)          8,000,000
                                                                                                   ------------        ------------
                     Net cash provided by financing activities                                       14,060,732          16,580,468
                                                                                                   ------------        ------------

Net increase (decrease) in cash and cash equivalents                                                   (301,971)            648,451

Cash and Cash Equivalents, Beginning of Period                                                          648,451                   0
                                                                                                   ------------        ------------
Cash and Cash Equivalents, End of Period                                                           $    346,480        $    648,451
                                                                                                   ============        ============

    The accompanying notes are an integral part of the financial statements.

                                  ENGELHARD/ICC

                          NOTES TO FINANCIAL STATEMENTS

         (1)          BUSINESS:

         Business and Formation and Going Concern

         Engelhard/ICC (the "Partnership") is a Pennsylvania general partnership. The Partnership is engaged in the business of designing, manufacturing and marketing climate control systems to supplement or replace conventional air conditioning systems. The Partnership currently markets its systems to certain targeted applications within the commercial air conditioning market primarily in North America and Asia-Pacific. On February 7, 1994, ICC Technologies, Inc. ("ICC") and Engelhard Corporation ("Engelhard"), through their respective subsidiaries (the "general partners"), formed the Partnership. The desiccant air conditioning business conducted by ICC Technologies, Inc. prior to the formation of the Partnership is now being conducted by the Partnership.

         The general partners both have an equal 50% interest in the Partnership. In exchange for its 50% interest in the Partnership, ICC Technologies, Inc. transferred to the Partnership substantially all of its assets, with the exception of cash and certain other assets not related to the desiccant air conditioning business, subject to certain liabilities; Engelhard Corporation, in exchange for a 50% interest in the Partnership, (a) contributed to the Partnership approximately $8,600,000, (b) entered into a Supply Agreement pursuant to which it agreed to supply desiccants to the Partnership, (c) entered into a Technology License Agreement pursuant to which Engelhard Corporation and the Partnership licensed to each other certain technology rights, and (d) agreed to provide credit support to the Partnership in the amount of $3,000,000. Pursuant to their agreement to provide credit support, Engelhard has guaranteed the short-term loan of $2,750,000 at December 31, 1995.


         ICC Technologies, Inc. transferred to the Partnership, upon formation, approximately $60,000 of net liabilities which consisted of approximately: $240,000 in receivables; $490,000 of inventory; $290,000 of property and equipment; $180,000 in other assets; $360,000 in accounts payable and accrued liabilities; and $900,000 notes payable to Engelhard Corporation. The amounts transferred were recorded at ICC Technologies' historical cost .

         Going Concern

         The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Until the Partnership generates sufficient cash flows from operations, it will be primarily dependent upon the partners to provide any required working capital. Revenues have been insufficient to cover costs of operations for the Partnership. The Partnership's continuation as a going concern is dependent on its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required, and (iii) ultimately attain profitable operations and positive cash flows from operations.

         The Partnership obtained third party financing through the issuance of industrial development bonds in April 1995 (see note 7). Additional financial support continues to be supplied to the Partnership by the Partners until the Partnership attains sufficient positive cash flow; however, there can be no assurance that the Partnership will be able to obtain the additional financing or sufficient cash flows. The financial statements do not include any adjustments should the Partnership be unable to continue as a going concern.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         The financial statements include the accounts of the Partnership for the year ended December 31, 1995 and the period from February 7, 1994 (date of formation) to December 31, 1994 (the "period ended December 31, 1994"). Certain reclassifications have been made to the 1994 presentation to conform with the 1995 presentation.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows.

         Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Assets under capital lease are recorded at the present value of the future lease payments. Costs of major additions and improvements are capitalized and replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to operations as incurred.

         When an asset is sold, retired or otherwise disposed of, the cost of the property and equipment and the related accumulated depreciation are removed from the respective accounts, and any resulting gains or losses are reflected in operations.

         Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leased assets under capital leases are amortized over the period of the lease or the service lives of the improvements, whichever is shorter, using the straight-line method.

         Purchased Intangible Assets

         Purchased intangible assets, consisting primarily of a license agreement acquired in connection with the acquisition of certain assets ( See note 6), are amortized over ten years using the straight-line method.

         Patents

         Patents are amortized over their estimated useful lives not exceeding seventeen years using the straight-line method.

         Bond Issuance Costs

         Bond issuance costs are deferred and amortized over the life of the bonds using the straight-line method. Amortization of bond issuance costs is included in interest expense.

         Income Taxes

         Partnership income, if any, is taxable to the general partners. Accordingly, no provision for income taxes has been made by the Partnership.

         Revenue Recognition

         Revenues are recognized when equipment is shipped for equipment sales contracts, and when equipment is installed and operating for installation contracts. Maintenance service revenue is recognized when services provided are complete. Processing fees for fabricating raw materials into substrate are recognized in revenue in the period the substrate material is shipped.


         Research and Development Costs

         Research and development costs are expensed as incurred. Research and development costs amounted to approximately $1,134,000 and $895,000 for the year ended December 31, 1995 and the period ended December 31, 1994, respectively.

         Warranty

         The Partnership`s warranty on its equipment is for eighteen months from date of shipment or one year from date of original installation, except for desiccant or thermal rotors which are warranted for five years from the date of shipment. The Partnership records a reserve for the estimated cost of repairing or replacing any faulty equipment covered under the Partnership's warranty.

         Concentration of Credit Risk

         The Partnership invests its cash primarily in deposits with major banks. At times, these deposits may be in excess of federally insured limits. The Partnership has sold its equipment and services to end-users in retail industry, primarily in the continental United States. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. At December 31, 1995, the Partnership had trade receivables of approximately $1.2 million from one customer. During 1995, revenues from this customer amounted to $5 million, which represents approximately 65% of the Partnership revenues. Trade receivables from this customer were current at December 31, 1995. Ongoing credit evaluations of customers' financial condition are performed and generally no collateral is required. The Partnership maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


 (3)     INVENTORIES:

         Inventories comprise the following:
                                              December 31,       December 31,
                                                  1995               1994
                                             ---------------    ----------------

          Raw Materials and purchased parts     $ 1,115,561          $1,388,498
          Work-in-process                         1,212,087             391,818
          Finished goods                          1,057,477             659,193
                                             ---------------    ----------------
                                                $ 3,385,125          $2,439,509
                                             ===============    ================

         At December 31, 1995, the Partnership recorded a provision of $505,000 to write-down inventory to its estimated net realizable value, which represents the excess of FIFO cost over market. During 1995, the Partnership also disposed of inventory of approximately $445,000. These amounts have been reflected in general and administrative expenses in the statement of operations.

         Inventory is net of an allowance for inventory obsolescence of $ 90,000 and $ 48,000 as of December 31, 1995 and 1994, respectively. Raw materials purchased from Engelhard amounted to approximately $86,000 and $169,000 for the year ended December 31, 1995 and for the period ended December 31, 1994, respectively. Inventory in 1995 had been written down to estimated net realizable value with a $505,000 charge to general and administrative expenses.

         The Partnership designs, manufactures and markets desiccant based climate control systems which have not yet achieved consistent sales levels and consistent product mix. The Partnership's products are also subject to change due to technological improvements. Consequently, the Partnership may from time to time have inventory levels in excess of its short-term needs. Items in inventory may become obsolete due to changes in technology or product design. Management has developed a program to monitor inventory levels; however, it is possible that a material loss could ultimately result in the disposal of excess inventory or due to obsolescence.


(4)      PROPERTY, PLANT AND EQUIPMENT:

         Property, Plant and equipment, net, consist of the following:

                                               December       December 31,
                                               31, 1995           1994
                                             -------------    --------------

          Land                                  $ 390,000         $ 390,000
          Building                              1,622,569         1,610,000
          Machinery and equipment               7,455,831         6,253,877
          Furniture, fixtures and
            leasehold improvements                305,169           262,228
                                             -------------    --------------
                                                9,773,569         8,516,105
          Less- accumulated depreciation       (1,509,927)         (569,594)
                                             -------------    --------------
                                              $ 8,263,642        $7,946,511
                                             =============    ==============

         The Partnership incurred $ 651,774 of construction and installation costs in progress associated with equipment which has not been placed in service as of December 31, 1995. Machinery and equipment purchased through or from Engelhard amounted to approximately $36,000 in 1995 and $122,000 in 1994.

 (5)     OTHER ASSETS:
         Other assets consist of the following:
                                              December 31,        December
                                                  1995            31, 1994
                                             ---------------    -------------
          Patents and Trademarks                  $ 531,297       $  410,373
          Bond Issue Costs                          215,979                0
          Deposits                                   32,628           25,372
          Other                                       1,200                0
                                             ---------------    -------------
                                                    781,104          435,745
          Accumulated amortization                  (96,580)         (75,861)
                                             ---------------    -------------
                                                  $ 684,524         $359,884
                                             ===============    =============

(6)      ASSET ACQUISITION:

         On December 1, 1994, the Partnership acquired for $8 million in cash, real property and substantially all other manufacturing assets of an existing manufacturing facility located in Miami, Florida from Ciba-Geigy Corporation ("Ciba"), which currently produces the small cell, honeycomb structures that are the base material of the desiccant and thermal rotors that are an integral part of the Partnership's products. The former Ciba plant produced primarily large cell substrate which the Partnership is prohibited to produce or sell other than to Ciba. The Partnership also acquired, as part of the transaction, an exclusive technology license to use Ciba's proprietary process which is necessary to manufacture such small cell, honeycomb structures. Assets acquired consisted of approximately: $6.9 million of Plant, Property and Equipment and $1.1 million of intangibles.

         To finance the acquisition, the general partners each lent to the Partnership $4,000,000 ("General Partners' Loan") bearing interest payable monthly at the Prime Rate plus 1%. In April 1995, the Partnership obtained financing from the issuance of $8,500,000 of industrial development revenue bonds (see note 7). The proceeds of these bonds were used to repay $3,000,000 of the General Partners' Loan, $1,500,000 to each general partner, and provide for improvements and capital equipment at the Miami facility.

(7)      LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                          December 31,      December 31,
                                                                              1995              1994
                                                                         ----------------  ----------------
         Industrial development revenue bonds; interest determined
             weekly and payable weekly; bonds mature on April 1, 2020,
             but are subject to redemption at the option of the
             Partnership from April 1, 2000                                  $ 8,500,000               $ 0
         Notes payable
             due April 2000; interest at 2% per annum; interest
             payable monthly; interest and principal payable in
             equal monthly installments over 60-month period
             commencing April 1995                                               180,642           152,200
         Notes payable due February  1998; interest at 3% per annum;
             principal and interest payable in equal monthly
             installments over 36-month period commencing April 1995              21,113            22,844
                                                                         ----------------  ----------------
                                                                               8,701,755           175,044
         Less- Current portion                                                   (51,870)          (28,013)
                                                                         ----------------  ----------------
                                                                             $ 8,649,885          $147,031
                                                                         ================  ================

         In connection with the issuance of the industrial revenue bonds (see note 7), cash of $865,744 is held in escrow pending the Partnership's incurrence of certain qualified expenditures.

         Maturation of long-term debt for the Partnership consists of:

                                     1996             $51,870
                                     1997              53,011
                                     1998              45,370
                                     1999              44,512
                                     2000               6,992
                                     thereafter     8,500,000
                                                 -------------
                                                  $ 8,701,755
                                                 =============

         The general partners are guarantors on the long-term debt. Substantially all of the assets are held as collateral under the various debt agreements. In addition, Engelhard is the guarantor on the short-term loan which amounts to $2,750,000 as of December 31, 1995. The short-term loan is payable on demand with the interest rate adjusted on a weekly basis. The interest rate at December 31, 1995 was 6.28%. The fair value of the Partnership's debt was determined by reference to quotations available in markets where similar issues are traded. The interest on the long-term debt is adjusted weekly to current market rates. The estimated fair values of long-term debt at December 31, 1995 approximates the carrying amount.


(8)      REVENUES:

         Revenues comprise of the following:

                                             December 31,        December 31,
                                                 1995                1994
                                           -----------------    ----------------
                  Equipment sales               $ 2,558,250         $ 1,529,811
                  Substrate processing            5,801,666              35,345
                  Licensing fees                    500,000                   0
                  Maintenance and service            84,363              55,230
                                           -----------------    ----------------
                                                $ 8,944,279         $ 1,620,386
                                           =================    ================

         The Partnership fabricates large cell honeycomb substrate materials at its Miami facility under a Manufacturing and Supply Agreement with Ciba-Geigy Corporation ("Ciba"'). Ciba provides the raw materials to be fabricated into large cell honeycomb substrate and retains title to the raw materials, work-in-process and finished goods. The Partnership receives processing fees for fabricating the raw materials into large cell honeycomb substrate. Processing fees are recognized in revenues in the period the fabricated substrate material is shipped. The Manufacturing and Supply Agreement is for a period of five years. The Partnership is in the second year of performing services under such Agreement. Export sales of equipment were approximately $643,000 and $238,000 in 1995 and 1994, respectively.

(9)      PARTNERS' CAPITAL:

         In conjunction with the General Partners' Loan of $8,000,000 and issuance of $8,500,000 of industrial development revenue bonds (see note 7), $3,000,000 was repaid to each general partner and the remaining $5,000,000 outstanding balance on the loan was converted into a capital contribution, $2,500,000 for each general partner.

         During 1995, $3,000,000 was contributed by each of the general partners. Subsequently, in 1996, an additional $2 million in capital contributions to the Partnership were made by each partner.

(10)     RELATED PARTY TRANSACTIONS:

         The Partnership provided approximately $83,000 and $91,000 in various administrative office support services to ICC during the year ended December 31, 1995 and the period ended December 31, 1994, respectively. Engelhard provided approximately $351,000 and $ 297,000 in various administrative office support services to the Partnership during the year ended December 31, 1995 and the period ended December 31, 1994, respectively. Engelhard provided approximately $162,000 and $ 320,000 in research and development to the Partnership during the year ended December 31, 1995 and the period ended December 31, 1994, respectively. ICC provided approximately $72,000 in various administrative office support services to the Partnership during the year ended December 31, 1995. The Partnership incurred approximately $328,000 and $ 63,000 during the year ended December 31, 1995 and the period ended

         December 31, 1994, respectively, of interest expense to the general partners in connection with the $8,000,000 General Partners' Loan (see note 6). In accordance with the Transfer Agreement entered into by the general partners, a distribution of approximately $140,000 was paid to ICC in 1995.

(10)     SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Excluded from the Statement of Cash Flows for the year ended December 31, 1995 was the conversion of $5,000,000 of General Partners' Loans to Partners' Capital and the write-off of $14,283 of bad debts.

         Excluded from the Statement of Cash Flows for the period ended December 31, 1994, were the effects of assets and liabilities transferred to the Partnership from ICC which consisted of approximately $240,000 in receivables; $490,000 of inventory; $290,000 of property and equipment; $180,000 in other assets; $360,000 in accounts payable and accrued liabilities; and $900,000 notes payable to Engelhard.

         Cash paid for interest amounted to approximately 823,000 for the year ended December 31, 1995.


(11)     401(K) PROFIT SHARING PLAN:

         Effective January 1, 1995, the Partnership provides for all employees a 401(k) Profit Sharing Plan ("the Plan"). Under the Plan, an employee may elect to contribute on a pre-tax basis to a retirement account up to 15% of the employee's compensation up to the maximum annual contributions permitted by the Internal Revenue Code. The Partnership matches 50% of each participants contributions up to a maximum of 4% of the participant's compensation. Each employee is fully vested at all times with respect to his or her contributions. The Partnership's contribution and administration expense was approximately $80,000 for the year ended December 31, 1995.

 (11)    COMMITMENTS AND CONTINGENCIES:

         Lease Commitments

         The Partnership has operating lease commitments for its facilities, vehicles and certain equipment. In certain instances, these leases contain purchase and renewal options, both of which are at fair market value. The Partnership's offices are leased on a month-to-month basis.

         The future minimum lease payments for these leases at December 31, 1995 are as follows -

                1996                                          $ 245,127
                1997                                            186,122
                1998                                             49,487
                1999                                              1,042

         Rent expense under these operating leases was $224,634 and $188,158 for the year ended December 31, 1995 and for the period ended December 31, 1994, respectively.

         The Partnership assumed, at formation, a five-year lease commitment which began April 1993, for approximately 55,000 square feet of manufacturing and assembly space. In addition, the Partnership is responsible for paying its allocable portion of all real estate taxes, water and sewer rates, and common expenses. The Partnership assumed a lease, which expires in 1996, in connection with the asset acquisition (See note 6), for a building with approximately 24,000 square feet and corresponding parking lot adjacent to the Miami manufacturing facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):     ICC Technologies, Inc.
                  --------------------------

By:                     Irwin L. Gross
                  --------------------------
                         (Signature)

Name and Title: Irwin L. Gross, Chairman of the Board


Date:                      March 25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   CAPACITY                         DATE
- ---------                   --------                         ----

/s/Irwin L. Gross           Chairman of the Board            March 25, 1996
- -----------------------     and President (Principal
Irwin L. Gross              Executive Officer)



/s/William A. Wilson        Vice Chairman of the Board       March 25, 1996
- -----------------------     and Director
William A. Wilson


/s/Manfred Hanuschek        Chief Financial Officer          March 25, 1996
- -----------------------
Manfred Hanuschek


/s/Albert Resnick           Director and  Secretary          March 25, 1996
- -----------------------
Albert Resnick


/s/Andrew L. Shapiro        Director                         March 25, 1996
- -----------------------
Andrew L. Shapiro


/s/Stephen Schachman        Director                         March 25, 1996
- -----------------------
Stephen Schachman


/s/Mark Hauser              Director                         March 25, 1996
- -----------------------
Mark Hauser