Form 10-Q
period 1996-03-31
ICC TECHNOLOGIES INC
filed 1996-05-13
CIK 756502

Conformed Copy
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ or ____


                         Commission file number 0-13865


                             ICC TECHNOLOGIES, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                              23-2368845
 ----------------------------------        -----------------------------
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification Number)


  441 North 5th Street, Suite 102
  Philadelphia, Pennsylvania                              19123
- --------------------------------------------         -------------
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

                            Yes   _X_          No___


            Indicate the number of shares outstanding of each of the
               issuer's classes of common stock, as of the latest
                                practicable date.

                     Common Stock, par value $.01 per share
                21,195,554 shares outstanding as of May 6, 1996.

================================================================================

                            INDEX TO FORM 10-Q REPORT

PART I.           FINANCIAL INFORMATION                                             PAGE NO.
- ------            ---------------------                                             -------
Item 1.           Financial Statements (Unaudited)


                        Consolidated Balance Sheets at March 31, 1996 and               3
                        December 31, 1995

                        Consolidated  Statements of Operations - Three months           4
                        ended March 31, 1996 and 1995

                        Consolidated Condensed Statements of Cash Flows -  Three        5
                        months ended March 31, 1996 and 1995

                        Notes to Consolidated Financial Statements                      6


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of  Operations.                                           9

PART II           OTHER INFORMATION

Item 1.           Legal proceedings                                                     12

Item 2.           Changes in Securities                                                 12

Item 3.           Defaults Upon Senior Securities                                       12

Item 4.           Submission of Matters to Vote of Security Holders                     12

Item 5.           Other Information                                                     12

Item 6.           Exhibits and Reports on Form 8-K                                      12

                  SIGNATURES                                                            13


                                  BALANCE SHEET


Item 1.  Financial Statements (Unaudited)

                              ICC TECHNOLOGIES, INC
                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,            December 31,
                                                                                          1996                   1995
                                                                                    ------------------     -----------------
                                      ASSETS
                                      ------
CURRENT ASSETS:
     Cash and cash equivalents                                                      $      13,966,778      $      1,573,475
     Receivables -
         Employees                                                                             28,667                28,667
         Engelhard/ICC                                                                         48,367               160,973
     Prepaid expenses and other                                                                78,016               530,131
                                                                                    ------------------     -----------------
                   Total current assets                                                    14,121,828             2,293,246

RESTRICTED CASH                                                                             2,500,000             2,500,000
PROPERTY AND EQUIPMENT, net                                                                     2,737                 3,180

                                                                                    ------------------     -----------------
                       Total assets                                                 $      16,624,565      $      4,796,426
                                                                                    ==================     =================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                               $         208,585      $         28,358
     Current portion of long-term debt                                                              0               150,000
     Accrued liabilities                                                                      127,544               287,091
                                                                                    ------------------     -----------------
                   Total current liabilities                                                  336,129               465,449
                                                                                    ------------------     -----------------
LOSSES OF ENGELHARD/ICC IN EXCESS OF INVESTMENTS                                            2,394,819             2,797,165
                                                                                    ------------------     -----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
         Series F, authorized, issued and outstanding 0 shares at March 31, 1996 and 135 shares at December 31, 1995 (liquidation value $256,270 at
             December 31, 1995)                                                                     0                     1
         Series G Convertible, authorized, issued and outstanding 0 shares at
            March 31, 1996 and 135 shares at December 31, 1995 (liquidation value
            $664,400 at December 31, 1995)                                                          0                     4
         Series H Convertible, authorized, issued and outstanding 0 shares at
            at March 31, 1996 and 1,500 shares at  December 31, 1995                                0                    15
         Series I, authorized, issued and outstanding 0 shares
            at March 31, 1996 and 500 shares atDecember 31, 1995                                    0                     5
         Series J, authorized, issued and outstanding 0 shares
            at March 31, 1996 and 225 shares at December 31, 1995                                   0                     2
     Common stock, $.01 par value, authorized 50,000,000 shares, issued 21,000,738 shares at March 31, 1996 and 14,692,193
         shares at December 31, 1995                                                          210,008               146,923
     Additional paid-in capital                                                            49,286,642            35,104,011
     Accumulated deficit                                                                  (35,431,603)          (33,545,719)
     Less:  Treasury common stock, at cost, 66,227 shares                                    (171,430)             (171,430)
                                                                                    ------------------     -----------------
                   Total stockholders' equity                                              13,893,617             1,533,812
                                                                                    ------------------     -----------------
                       Total liabilities and stockholders' equity                   $      16,624,565      $      4,796,426
                                                                                    ==================     =================

    The accompanying notes are an integral part of the consolidated financial statements.

                              ICC TECHNOLOGIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Three months ended
                                                                ----------------------------------
                                                                    March 31,         March 31,
                                                                     1996              1995
                                                                ----------------  ----------------
REVENUES                                                        $             0   $         6,500
COST OF GOODS SOLD                                                            0             5,961
                                                                ----------------  ----------------
         Gross Profit                                                         0               539
                                                                ----------------  ----------------
OPERATING EXPENSES:
     General and administrative                                         371,261           264,248
                                                                ----------------  ----------------
         Total operating costs                                          371,261           264,248
                                                                ----------------  ----------------
            Loss from operations                                       (371,261)         (263,709)
INTEREST:
     Interest income                                                     83,031           109,354
     Interest expense on stockholders' loans                                  0            (4,063)
                                                                ----------------  ----------------
                                                                         83,031           105,291
                                                                ----------------  ----------------
EQUITY INTEREST IN NET LOSS OF ENGELHARD/ICC                         (1,597,654)         (999,983)
                                                                ----------------  ----------------
NET LOSS                                                             (1,885,884)       (1,158,401)

CUMULATIVE PREFERRED STOCK
     DIVIDEND REQUIREMENTS                                              (49,655)          (51,875)
                                                                ----------------  ----------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                      $    (1,935,539)  $    (1,210,276)
                                                                ================  ================
NET LOSS PER COMMON SHARE                                       $         (0.11)  $         (0.10)
                                                                ================  ================
WEIGHTED AVERAGE COMMON SHARES                                       17,781,239        12,281,555
                                                                ================  ================

     The accompanying notes are an integral part of the consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended March 31,
                                                                      --------------------------------
                                                                             1996            1995
                                                                      --------------------------------
Cash Flows from Operating Activities:
     Net loss                                                         $    (1,855,884)  $  (1,158,401)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                            443             239
         Equity interest in net loss of Engelhard/ICC                       1,597,654         999,982
         (Increase) decrease in:
            Receivables                                                       112,606        (361,087)
            Inventories                                                             0           5,960
            Prepaid expenses and other                                         60,054         (24,869)
         Increase (decrease) in:
            Accounts payable                                                  180,227         (54,402)
            Accrued expenses                                                 (174,847)         84,217
                                                                      ----------------  --------------
                Net cash used in operating activities                         (79,747)       (508,361)
                                                                      ----------------  --------------
Cash Flows from Investing Activities:
     Capital contributions to Engelhard/ICC                                (2,000,000)              0
     Purchases of property and equipment, net                                       0          (5,010)
                                                                      ----------------  --------------
                Net cash used in investing activities                      (2,000,000)         (5,010)
                                                                      ----------------  --------------
Cash Flows from Financing Activities:
     Proceeds from issuance of common stock and warrants, net              14,653,050       1,524,307
     Repayments of borrowings from stockholder                               (150,000)              0
                                                                      ----------------  --------------
                Net cash provided by financing activities                  14,503,050       1,524,307
                                                                      ----------------  --------------
Net increase  in cash and cash equivalents                                 12,423,303       1,010,936
Cash and Cash Equivalents, Beginning of Period                              1,573,475       1,114,335
                                                                      ----------------  --------------
Cash and Cash Equivalents, End of Period                              $    13,996,778   $   2,125,271
                                                                      ================  ==============


     The accompanying notes are an integral part of the consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) MARCH 31, 1996


(1)         BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the year then ended. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of results of operations expected for the full year.


(2)      BUSINESS AND GOING CONCERN CONSIDERATIONS

         Business

         ICC Technologies, Inc. ("ICC" or the "Company") is a Delaware Corporation. ICC through its joint venture Engelhard/ICC ("the Partnership") with Engelhard Corporation ("Engelhard"), designs, manufactures and markets innovative climate control systems to supplement or replace conventional air conditioning systems. The Partnership's climate control systems are based on proprietary desiccant technology initially developed by the Company, licensed honeycomb rotor technology and Engelhard's patented titanium silicate desiccant, ETS(TM). The Partnership's climate control systems are designed to address indoor air quality, energy and environmental concerns and regulations currently affecting the air conditioning market.

         The Partnership was formed on February 7, 1994 pursuant to the terms and conditions under the Joint Venture Asset Transfer Agreement ("Transfer Agreement") whereby the Partnership succeeded to the desiccant air conditioning business conducted by ICC prior to the formation of the Partnership and the activities of ICC and Engelhard under the Joint Development Agreement dated May 26, 1992. Since the formation of the Partnership, the Company has become principally a holding company whose activities have related primarily to its participation in the management of the Partnership in which it owns a 50% interest. The Company is not permitted to engage directly or indirectly in any activities which would conflict with the Partnership's business as long as the Partnership is in effect, but the Company is not precluded from engaging in other activities. The Company currently does not have any plans to engage in other activities and, therefore, is not expected to generate any significant revenues, although it will continue to incur general and administrative expenses.


         Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of the Partnership have been insufficient to cover costs of operations for the three months ended March 31, 1996. The Company has incurred cumulative losses since inception of $35,431,603 through March 31, 1996. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company's continuation as a going concern is dependent on its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required, and
         (iii) ultimately attain profitable operations and positive cash flows from its operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.


         The cash utilized in the Company's operating and investing activities during the three months ended March 31, 1996 was financed primarily through proceeds from the issuance of Common Stock and exercise of stock options and warrants. Management believes the Partnership will require additional capital contributions during 1996 and the Company plans to use net proceeds from the offering of 2.5 million shares completed in February 1996 to fund its portion of such required capital contributions. To the extent Partnership capital contributions in excess of the net proceeds from such offering are required, or if the Company requires additional funds to continue its operations, the Company would expect to satisfy such requirements by seeking equity financing. The Company's ability to successfully obtain equity financing in the future is dependent in part on market conditions and the performance of the Partnership. There can be no assurance that the Company will be able to obtain equity financing in the future.


(3)      INVESTMENT IN ENGELHARD/ICC PARTNERSHIP

         The following are the summarized unaudited financial results of the
Partnership:

                                        Quarter ended   Quarter ended
                                           March 31,       March 31,
                                             1996            1995
                                        -------------   -------------
  Results of operations:
  Revenues                              $  2,076,099    $  1,788,002
  Cost of goods sold                       2,903,733       1,679,943
                                           ---------       ---------
  Gross profit(loss)                        (827,634)        108,059
  Operating expenses:
    Marketing                                873,721         827,168
    Engineering                              278,855         213,880
    Research and development                 296,985         366,412
    General and administrative               813,964         479,796
                                             -------         -------
  Loss from operations                    (3,091,159)     (1,779,197)
  Interest expense                           104,149         220,768
                                        ------------   -------------
  Net loss                               $(3,195,308)    ($1,999,965)
                                        ============   =============

                                            As of           As of
  Balance sheet information:              March 31,      December 31,
                                            1996            1995
                                         -----------    ------------
  Cash                                    $  143,476      $  346,480
  Receivables                              2,621,357       2,057,420
  Inventory                                4,428,107       3,385,125
  Other current assets                       106,017         158,939
  Property, plant and equipment            8,196,891       8,263,642
  Cash held in escrow                        744,889         865,744
  Other noncurrent assets                  1,767,367       1,802,155
                                        ------------    ------------
     Total Assets                       $ 18,008,104    $ 16,879,505
                                        ============    ============

  Current liabilities                    $ 1,856,200     $ 1,519,394
  Revolving credit line                    2,750,000       2,750,000
  Long term debt                           8,688,871       8,701,755
  Partners capital                         4,713,033       3,908,356
                                        ------------    ------------
     Total Liabilities and capital      $ 18,008,104     $16,879,505
                                        ============     ===========

         The Company's investment in the Partnership is owned by a subsidiary, ICC Desiccant Technologies, Inc., whose principal asset is the Partnership investment. The investment in the Partnership is accounted for under the equity method of accounting. The Company's proportionate share of losses in the Partnership are $1,597,654 and $999,983 for the three months ended March 31, 1996 and 1995, respectively. The Partnership has incurred cumulative losses of approximately $19,400,000 since inception through March 31, 1996. The Company's share of the cumulative losses have resulted in the recognition of losses in excess of the Company's investment in the amount of $2,394,819 and $2,797,165 as of March 31, 1996 and December 31, 1995, respectively.

         Receivables from the Partnership were $48,367 and $160,973 at March 31, 1996 and December 31, 1995, respectively. Interest income earned from the Partnership in connection with a bridge loan amounted to approximately $92,000 in the first quarter of 1995. The general partners are guarantors of the Partnership's long term debt which totals approximately $ 8.7 million as of March 31, 1996.

         The Company and Engelhard each made additional capital contributions of $2,000,000 to the Partnership in the three months ended March 31, 1996. Subsequently, each partner made additional $1 million capital contributions to the Partnership in April 1996 and again in May 1996.

(4)      STOCK TRANSACTIONS:

         Equity Investments

         In February 1996, the Company issued 2,500,000 shares of Common Stock in a secondary offering at $7 per share less underwriting discounts and commissions of $.49 per share. Proceeds of $16,275,000 were offset by costs incurred with the offering of approximately $620,000. In connection with the offering, all outstanding Preferred Stock was converted into 3,609,696 shares of Common Stock and redeemed in cash for $981,270. In addition, accrued dividends on the Preferred Stock amounting to approximately $1,044,000 were declared and paid in cash, except for $649,396 of such dividends associated with the Series G Preferred Stock which were paid in the form of 162,349 shares of Common Stock in accordance with the original terms of such series. As a result of such conversion and redemption of Preferred Stock, there are currently no shares of Preferred Stock outstanding. The Company plans to use the remaining net proceeds from the offering to: (i) fund its half of the estimated future financing requirements of the Partnership and (ii) to fund the Company's working capital requirements. In April 1996, the underwriters of the secondary offering exercised their overallotment option and purchased 186,813 shares for proceeds of approximately $1.2 million after underwriting discounts and commissions.

         On March 31, 1995, pursuant to a private placement, the Company sold 300,000 shares of Common Stock for net proceeds of approximately $3,000,000. The Company granted warrants to purchase 375,000 shares of Common Stock at $9 per share to the placement agents in connection with the private placement.

         The Company received proceeds of approximately $47,000 and $425,000 from the exercise of stock options to purchase approximately 33,000 and 188,500 shares of Common Stock granted under its option plans in the three month period ended March 31, 1996 and 1995, respectively. The Company received proceeds of approximately $17,000 from the exercise of warrants to purchase approximately 3,500 shares of Common Stock in the three month period ended March 31, 1996.

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

Pursuant to the formation of the Partnership on February 7, 1994, the Company transferred its assets related to its desiccant climate control business, subject to certain liabilities, to the Partnership in exchange for a 50% interest in the Partnership through its wholly-owned subsidiary, ICC Desiccant Technologies, Inc. Engelhard, in exchange for a 50% interest in the Partnership, contributed capital to the Partnership, entered into a supply agreement to sell ETS(TM) to the Partnership and entered into a license agreement granting the Partnership an exclusive royalty-free license to use ETS(TM) in the Partnership's business, including heating, ventilation and air conditioning. The desiccant climate control business conducted by the Company prior to the formation of the Partnership is now being conducted by the Partnership, and the Company has become principally a holding company. Further, substantially all of the employees of the Company have become employees of the Partnership and the leases for the space occupied by, and certain other obligations of, the Company have been assumed by the Partnership.

Since the formation of the Partnership, the Company's activities have related primarily to its participation in the management of the Partnership in which it owns a 50% interest. The Company is not permitted to engage directly or indirectly in any activities which would conflict with the Partnership's business as long as the Partnership is in effect, but the Company is not precluded from engaging in other activities. The Company currently does not have any plans to engage in other activities and, therefore, is not expected to generate any significant revenues, although it will continue to incur general and administrative expenses.

The Company accounts for its interest in the Partnership under the equity method of accounting for investments. Although the Company has no obligation to provide additional financing to the Partnership, because the Company has, and expects to continue to fund its share of the Partnership's activities, the Company recognizes its share of the losses of the Partnership.


Results of Operations

As described above, since the formation of the Partnership, the Company's sole activities have related to its participation in the management of the Partnership. During the three months ended March 31, 1996, the Company did not engage in any other activities nor did it generate any revenues, compared to $6,500 of revenues for the same period in 1995 from the sale of spare parts related to cogeneration equipment. The Company did have continuous expenses during the three month period ended March 31, 1996. The Company's general and administrative expenses increased $107,013 to $371,261 for the three month period ended March 31, 1996 compared to $264,248 for the same period in 1995, primarily as a result of increased payroll and insurance costs.

The Company's net loss for the three months ended March 31, 1996 increased $727,483 to $1,885,884 compared with the net loss of $1,158,401 for the same period in 1995. This increase in the net loss is attributable to the Company's 50% share of the Partnership's loss of $3,195,308 for the three months ended March 31, 1996 as compared to $1,999,965 recognized for the same period ended in 1995. Net loss per share of Common Stock increased to $.11 for the three month period ended March 31, 1996, compared with $.10 per share for the same period of 1995.

The Partnership's revenue for the three months ended March 31, 1996 increased $288,097 to $2,076,099 compared to $1,788,002 for the same period in 1995. The increase in revenue is attributable to increased equipment sales offset by a reduction in sales of substrate from the Miami plant to Ciba Geigy pursuant to a supply contract. Equipment sales increased to $1.1 million compared to approximately $300,000 for the three months ended March 31, 1995. Sales of substrate from the Miami plant amounted to approximately $900,000 for the three months ended March 31, 1996 compared to approximately $1.5 million for the three months ended March 31, 1995. The Partnership recorded a gross loss of approximately $830,000 for the three months ended March 31, 1996 compared to a gross profit of approximately $110,000 for the same period in 1995 due primarily to increases in manufacturing costs of equipment without a corresponding increase in equipment sales.

The Partnership's operating expenses increased $376,269 to $2,263,525 for the three months ended March 31, 1996 compared to $1,887,256 for the same period in 1995 due primarily to higher general and administrative operating costs. General and administrative expenses have increased primarily as a result of an increased administrative staff and related payroll costs. As a result of the gross loss and increased operating expenses, the loss from operations increased $1,311,962 to $3,091,159 for the three months ended March 31, 1996 as compared to $1,779,197 for the same period in 1995.

The Partnership's net loss increased $1,195,343 to $3,195,308 for the three months ended March 31, 1996 compared to $1,999,965 for the same period in 1995 due to the increase in the loss from operations offset by a decrease in net interest expense of $116,619 due to reduced borrowings.


The Partnership's backlog for equipment amounted to approximately $2.1 million at May 6, 1996.


Liquidity and Capital Resources

The Company's cash and cash equivalents increased $12,393,303 to $13,966,778 as of March 31, 1996 as compared to $1,573,475 as of December 31, 1995. The increase in cash and cash equivalents is primarily due to the public sale of 2,500,000 shares of Common Stock. In February 1996, the Company issued 2,500,000 shares in a secondary offering at $7 per share less underwriting discounts and commissions of $.49 per share. Proceeds of $16,275,000 were offset by costs of approximately $620,000 incurred in connection with the offering. In connection with the offering, all outstanding Preferred Stock was converted into 3,609,696 shares of Common Stock and redeemed in cash for $981,270. In addition, accrued dividends on the Preferred Stock amounting to approximately $1,044,000 were declared and paid in cash, except for $649,396 of such dividends associated with the Series G Preferred Stock which were paid in the form of 162,349 shares of Common Stock in accordance with the original terms of such series. As a result of such conversion and redemption of Preferred Stock, there are currently no shares of Preferred Stock outstanding. The Company plans to use the remaining net proceeds from the offering to: (i) fund its half of the estimated future financing requirements of the Partnership and (ii) to fund the Company's working capital requirements. In April 1996, the underwriters of the secondary offering exercised their overallotment option and purchased 186,813 for proceeds of approximately $1.2 million after underwriting discounts and commissions.

Net cash used in operating activities by the Company was $79,747 for the three months ended March 31, 1996 due to the net loss (before non-cash charges and the Company's 50% share of the net loss of the Partnership) of $257,787 and net working capital provided of $178,040. The Company and Engelhard each made additional capital contributions of $2,000,000 to the Partnership in the three months ended March 31, 1996. Net cash used in operating activities and for investments in the Partnership by the Company were financed by proceeds from the issuance of Common Stock and exercise of stock options and warrants. Subsequently, each partner made additional $1 million capital contributions to the Partnership in April 1996 and again in May 1996.

The Partnership's cash and cash equivalents decreased to $143,476 at March
31, 1996 from $346,480 at December 31, 1995. The decrease was due to cash used in operating activities of approximately $4 million, resulting from the Partnership's net losses and working capital requirements, and cash used in investing activities of approximately $300,000. Operating and investing activities were primarily financed by $4 million in capital contributions from the Company and Engelhard. The Partnership is expected to require additional financing to support anticipated growth and will be dependent on the Company and Engelhard to provide additional financing to support its current operations and future expansion. There can be no assurance that the Company or Engelhard will be willing, or able, to provide such additional financing.

Management believes the Partnership will require additional capital contributions during 1996 and the Company plans to use the net proceeds from the offering of 2.5 million shares completed in February 1996 to fund its portion of such required capital contributions. To the extent Partnership capital contributions in excess of the net proceeds from such offering are required or if the Company requires additional funds to continue its operations, the Company would expect to satisfy such requirements by seeking equity financing. The Company's ability to successfully obtain equity financing in the future is dependent in part on market conditions and the performance of the Partnership. There can be no assurance that the Company will be able to obtain equity financing in the future.

In April 1995, the Partnership obtained financing from the issuance of $8.5 million in industrial development revenue bonds. The Company guaranteed 50% of the Partnership's indebtedness associated with the industrial development bonds and established an irrevocable letter of credit for $2.5 million to support its portion of the guarantee, which is collateralized by a $2.5 million certificate of deposit.

On March 31, 1995, pursuant to the private placement, the Company issued 300,000 shares of Common Stock for net proceeds of approximately $3,000,000. The Company granted warrants to purchase 375,000 shares of Common Stock at $9 per share to the placement agents in connection with the private placement.

The Company received proceeds of approximately $47,000 and $425,000 from the exercise of stock options to purchase approximately 33,000 and 188,500 shares of Common Stock granted under its option plans in the three month period ended March 31, 1996 and 1995, respectively. The Company received proceeds of approximately $17,000 from the exercise of warrants to purchase approximately 3,500 shares of Common Stock in the three month period ended March 31, 1996.

ICC has not declared any dividends on Common Stock and does not expect to declare dividends in the foreseeable future. Payment of future dividends will rest within the discretion of the Board of Directors and will depend, among other things, on ICC's earnings, capital requirements and financial condition.


The independent accountants report on the audit of the Company's 1995 financial statements includes an explanatory paragraph regarding substantial doubts about the Company's ability to continue as a going concern. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of the Partnership have been insufficient to cover costs of operations for the three months ended March 31, 1996. The Company has suffered recurring losses accumulating to approximately $35 million as of March 31, 1996. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company's continuation as a going concern is dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required and (iii) ultimately, attain profitable operations and positive cash flow from its operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

The independent accountants report on the audit of the Partnership's 1995 financial statements also includes an explanatory paragraph regarding substantial doubts about the Partnership's ability to continue as a going concern. The Partnership has incurred cumulative losses of approximately $19 million since inception through March 31, 1996. The Partnership's continuation as a going concern will remain dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing or refinancing as may be required and (iii) ultimately, attain profitable operations and positive cash flow from operations.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings

                  No legal proceedings by, or against, the Company were initiated in the quarter ended March 31, 1996.


Item 2.           Changes in Securities.

                  None

Item 3.           Defaults Upon Senior Securities

                  Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not Applicable

Item 5.           Other Information

                  Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:         None

         (b) The following reports have been filed with the Securities and Exchange Commission.

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:     May 6, 1996                    BY:   /s/ Irwin L. Gross
     -------------------------------          -------------------
                                               Irwin L. Gross, Chairman
                                               and President




DATE:    May 6, 1996                     BY:  /s/Manfred Hanuschek
     --------------------------------         --------------------
                                               Manfred Hanuschek
                                               Chief Financial Officer