Form 10-Q
period 1996-06-30
ICC TECHNOLOGIES INC
filed 1996-08-12
CIK 756502

Conformed Copy

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ or ____

                         Commission file number 0-13865

                             ICC TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                  23-2368845
   ----------------------------------------             ----------------------
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  Identification Number)

         441 North 5th Street, Suite 102
         Philadelphia, Pennsylvania                               19123
   ----------------------------------------             ----------------------
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

                                    Yes   X     No
                                         ---        ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, par value $.01 per share
               21,254,554 shares outstanding as of August 8, 1996.

================================================================================

                            INDEX TO FORM 10-Q REPORT

PART I.    FINANCIAL INFORMATION                                       PAGE NO.
                                                                       --------

Item 1.    Financial Statements (Unaudited)

              Consolidated Balance Sheets at June 30, 1996 and
              December 31, 1995                                            3

              Consolidated  Statements of Operations - Three
              months and six months ended June 30, 1996 and 1995           4

              Consolidated Condensed Statements of Cash Flows -
              Six months ended June 30, 1996 and 1995                      5

              Notes to Consolidated Financial Statements                   6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                            9

PART II    OTHER INFORMATION

Item 1.    Legal proceedings                                              13

Item 2.    Changes in Securities                                          13

Item 3.    Defaults Upon Senior Securities                                13

Item 4.    Submission of Matters to Vote of Security Holders              13

Item 5.    Other Information                                              13

Item 6.    Exhibits and Reports on Form 8-K                               13

           SIGNATURES                                                     14

Item 1.  Financial Statements (Unaudited)

                              ICC TECHNOLOGIES, INC
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,       December 31,
                                                                                1996             1995
                                                                            ------------     ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 11,840,422     $  1,573,475
  Receivables -
    Employees                                                                     28,667           28,667
    Engelhard/ICC                                                                 10,906          160,973
  Prepaid expenses and other                                                      30,847          530,131
                                                                            ------------     ------------
           Total current assets                                               11,910,842        2,293,246

RESTRICTED CASH                                                                2,500,000        2,500,000
PROPERTY AND EQUIPMENT, net                                                        2,385            3,180
                                                                            ------------     ------------
               Total assets                                                 $ 14,413,227     $  4,796,426
                                                                            ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                 $     85,229     $    315,449
   Current portion of long-term debt                                                   0          150,000
                                                                            ------------     ------------
          Total current liabilities                                               85,229          465,449
                                                                            ------------     ------------
LOSSES OF ENGELHARD/ICC IN EXCESS OF INVESTMENTS                                 893,153        2,797,165
                                                                            ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value -
       Series F, authorized, issued and outstanding
         0 shares at June 30, 1996 and 135 shares at
         December 31, 1995 (liquidation value $256,270
         at December 31, 1995)                                                         0                1
       Series G Convertible, authorized, issued and outstanding
         0 shares at June 30, 1996 and 135 shares at December 31,
         1995 (liquidation value $664,400 at December 31, 1995)                        0                4
       Series H Convertible, authorized, issued and outstanding
         0 shares at June 30, 1996 and 1,500 shares at  December 31, 1995              0               15
       Series I, authorized, issued and outstanding 0 shares
         at June 30, 1996 and 500 shares at December 31, 1995                          0                5
       Series J, authorized, issued and outstanding 0 shares
         at June 30, 1996 and 225 shares at December 31, 1995                          0                2
    Common stock, $.01 par value, authorized 50,000,000 shares, issued 21,254,551 shares at June 30, 1996 and 14,692,193
       shares at December 31, 1995                                               212,546          146,923
    Additional paid-in capital                                                50,538,789       35,104,011
    Accumulated deficit                                                      (37,145,060)     (33,545,719)
    Less: Treasury common stock, at cost, 66,227 shares                         (171,430)        (171,430)
                                                                            ------------     ------------
          Total stockholders' equity                                          13,434,845        1,533,812
                                                                            ------------     ------------
               Total liabilities and stockholders' equity                   $ 14,413,227     $  4,796,426
                                                                            ============     ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              ICC TECHNOLOGIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three months ended                 Six months ended
                                                -------------------------------   -------------------------------
                                                  June 30,           June 30,       June 30,           June 30,
                                                    1996               1995           1996               1995
                                                ------------       ------------   ------------       ------------
REVENUES                                        $          0       $          0   $          0       $      6,500
COST OF GOODS SOLD                                         0                  0              0              5,961
                                                ------------       ------------   ------------       ------------
     Gross Profit                                          0                  0              0                539
                                                ------------       ------------   ------------       ------------
OPERATING EXPENSES:
  General and administrative                         440,982            419,237        812,243            683,485
                                                ------------       ------------   ------------       ------------
    Total operating costs                            440,982            419,237        812,243            683,485
                                                ------------       ------------   ------------       ------------
       Loss from operations                         (440,982)          (419,237)      (812,243)          (682,946)
INTEREST:
  Interest income                                    225,859             93,707        308,890            203,061
  Interest expense on stockholders' loans                  0             (4,125)             0             (8,188)
                                                ------------       ------------   ------------       ------------
                                                     225,859             89,582        308,890            194,873
                                                ------------       ------------   ------------       ------------
EQUITY INTEREST IN NET LOSS OF ENGELHARD/ICC      (1,498,334)        (1,073,505)    (3,095,988)        (2,073,488)
                                                ------------       ------------   ------------       ------------
NET LOSS                                          (1,713,457)        (1,403,160)    (3,599,341)        (2,561,561)

CUMULATIVE PREFERRED STOCK
  DIVIDEND REQUIREMENTS                                    0           (456,774)       (49,655)          (508,649)
                                                ------------       ------------   ------------       ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS      $ (1,713,457)      $ (1,859,934)  $ (3,648,996)      $ (3,070,210)
                                                ============       ============   ============       ============
NET LOSS PER COMMON SHARE                       $      (0.08)      $      (0.15)  $      (0.19)      $      (0.24)
                                                ============       ============   ============       ============
WEIGHTED AVERAGE COMMON SHARES                    21,021,933         12,749,218     19,445,297         12,540,386
                                                ============       ============   ============       ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                Six Months ended June 30,
                                                              ----------------------------
                                                                  1996            1995
                                                              ------------    ------------
Cash Flows from Operating Activities:
   Net loss                                                   $ (3,599,341)   $ (2,561,561)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                                    795             413
      Equity interest in net loss of Engelhard/ICC               3,095,988       2,073,488
      (Increase) decrease in:
         Receivables                                               150,067        (200,676)
         Inventories                                                     0           5,960
         Prepaid expenses and other                                107,223          49,918
      Increase (decrease) in:
         Accounts payable and accrued expenses                    (230,220)        (29,809)
                                                              ------------    ------------
            Net cash used in operating activities                 (475,488)       (662,267)
                                                              ------------    ------------
Cash Flows from Investing Activities:
   Capital contributions to Engelhard/ICC                       (5,000,000)              0
   Purchase of restricted certificate of deposit                         0      (2,500,000)
   Repayments of loans from Engelhard/ICC                                0       1,500,000
   Purchases of property and equipment, net                              0          (4,770)
                                                              ------------    ------------
            Net cash used in investing activities               (5,000,000)     (1,004,770)
                                                              ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of common stock and warrants, net     16,287,045       1,732,320
   Cash dividend on Preferred Stock                               (394,610)              0
   Repayments of borrowings from stockholder                      (150,000)              0
                                                              ------------    ------------
            Net cash provided by financing activities           15,742,435       1,732,320
                                                              ------------    ------------

Net increase in cash and cash equivalents                       10,266,947          65,283

Cash and Cash Equivalents, Beginning of Period                   1,573,475       1,114,335
                                                              ------------    ------------
Cash and Cash Equivalents, End of Period                      $ 11,840,422    $  1,179,618
                                                              ============    ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) JUNE 30, 1996

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the year then ended. Results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results of operations expected for the full year.

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

      The Partnership was formed on February 7, 1994 pursuant to the terms and conditions under the Joint Venture Asset Transfer Agreement ("Transfer Agreement") whereby the Partnership succeeded to the desiccant air conditioning business conducted by ICC prior to the formation of the Partnership. Since the formation of the Partnership, the Company has become principally a holding company whose activities have related primarily to its participation in the management of the Partnership in which it owns a 50% interest. The Company is not permitted to engage directly or indirectly in any activities which would conflict with the Partnership's business as long as the Partnership is in effect, but the Company is not precluded from engaging in other activities. The Company currently does not have any plans to engage in other activities and, therefore, is not expected to generate any significant revenues, although it will continue to incur general and administrative expenses.

      Going Concern

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of the Partnership have been insufficient to cover costs of operations for the three and six months ended June 30, 1996. The Company has incurred cumulative losses since inception of $37,145,060 and $33,545,719 through June 30, 1996 and
      December 31, 1995, respectively. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company's continuation as a going concern is dependent on its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required, and (iii) ultimately attain profitable operations and positive cash flows from its operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

      The cash utilized in the Company's operating and investing activities during the three and six months ended June 30, 1996 was financed primarily through proceeds from the issuance of Common Stock and exercise of stock options and warrants. Management believes the Partnership will require additional capital contributions during 1996. To the extent the Company requires additional funds to continue its operations or the Partnership requires capital contributions in excess of existing available funds, the Company would expect to satisfy such requirements by seeking equity financing. The Company's ability to successfully obtain equity financing in the future is dependent in part on market conditions and the performance of the Partnership. There can be no assurance that the Company would be able to obtain equity financing in the future.

(3)   INVESTMENT IN ENGELHARD/ICC PARTNERSHIP

      The following are the summarized unaudited financial results of the
      Partnership:

                               Quarter ended    Quarter ended     Six months      Six months
                                  June 30,         June 30,     ended June 30,  ended June 30,
                                    1996            1995             1996            1995
                                -----------     -----------      -----------     -----------
Results of operations:
Revenues                        $ 2,720,649     $ 3,373,964      $ 4,796,748     $ 5,161,966
Cost of goods sold                3,326,514       3,212,368        6,230,247       4,892,311
                                -----------     -----------      -----------     -----------
Gross profit (loss)                (605,865)        161,596       (1,433,499)        269,655
Operating expenses:
  Marketing                         842,477         834,449        1,716,198       1,661,617
  Engineering                       304,991         200,397          583,846         414,277
  Research and development          242,940         274,167          539,925         640,579
  General and administrative        890,435         756,811        1,704,399       1,236,607
                                -----------     -----------      -----------     -----------
Loss from operations              2,886,708       1,904,228        5,977,867       3,683,425
Interest expense                    109,960         242,783          214,109         463,551
                                -----------     -----------      -----------     -----------
Net loss                        $ 2,996,668     $ 2,147,011      $ 6,191,976     $ 4,146,976
                                ===========     ===========      ===========     ===========

                                                   As of           As of
Balance sheet information:                    June 30, 1996  December 31, 1995
                                              -------------  -----------------
Cash                                           $ 1,740,989      $   346,480
Receivables                                      3,293,791        2,057,420
Inventory                                        4,562,316        3,385,125
Other current assets                               156,293          158,939
Property, plant and equipment                    8,149,320        8,263,642
Cash held in escrow                                746,040          865,744
Other noncurrent assets                          1,825,003        1,802,155
                                               -----------      -----------
   Total assets                                $20,473,752      $16,879,505
                                               ===========      ===========

Current liabilities                            $ 1,331,457      $ 1,519,394
Revolving credit line                            2,750,000        2,750,000
Long term debt                                   8,675,915        8,701,755
Partners' capital                                7,716,380        3,908,356
                                               -----------      -----------
   Total liabilities and capital               $20,473,752      $16,879,505
                                               ===========      ===========

      The Company's investment in the Partnership is owned by a wholly-owned subsidiary, ICC Desiccant Technologies, Inc., whose principal asset is the Partnership investment. The investment in the Partnership is accounted for under the equity method of accounting. The Company's proportionate share of losses in the Partnership are $1,498,334 and $1,073,505 for the three months ended June 30, 1996 and 1995, respectively and $3,095,988 and $2,073,488 for the six months ended June 30, 1996 and 1995, respectively. The Partnership has incurred cumulative losses of approximately $22.4 million since inception through June 30, 1996. The Company's share of the cumulative losses have resulted in the recognition of losses in excess of the Company's investment in the amount of $893,153 and $2,797,165 as of June 30, 1996 and December 31, 1995, respectively. The Company and Engelhard each made additional capital contributions of $3 million to the Partnership during the three months ended June 30, 1996; aggregating to $5 million of capital contributions made by each of the Company and Engelhard during the six months ended June 30, 1996.

      Receivables from the Partnership were $10,906 and $160,973 at June 30, 1996 and December 31, 1995, respectively. The Company and Engelhard are guarantors of the Partnership's long term debt which totals approximately $8.7 million as of June 30, 1996.

(4)   STOCK TRANSACTIONS:

      Equity Investments

      In February 1996, the Company issued 2,500,000 shares of Common Stock in a secondary offering at $7 per share less underwriting discounts and commissions of $.49 per share. Proceeds of $16,275,000 were offset by costs of approximately $750,000 incurred in the offering. In connection with the offering, all outstanding Preferred Stock was converted into 3,609,696 shares of Common Stock or redeemed in cash for $981,270. In addition, accrued dividends on the Preferred Stock amounting to approximately $1,044,000 were declared and paid in cash, except for $649,396 of such dividends associated with the Series G Preferred Stock which were paid in the form of 162,349 shares of Common Stock in accordance with the original terms of such series. As a result of such conversion and redemption of Preferred Stock, there are currently no shares of Preferred Stock outstanding. The Company plans to use the remaining net proceeds from the offering to: (i) fund its half of the estimated future financing requirements of the Partnership and (ii) to fund the Company's working capital requirements. In April 1996, the underwriters of the secondary offering exercised their overallotment option and purchased 186,813 shares of Common Stock for proceeds of approximately $1.2 million after underwriting discounts and commissions.

      On March 31, 1995, pursuant to a private placement, the Company sold 300,000 shares of Common Stock for net proceeds of approximately $3,000,000. The Company granted warrants to purchase 375,000 shares of Common Stock at $9 per share to the placement agents in connection with the private placement.

      The Company received proceeds of approximately $126,000 and $308,000 from the exercise of stock options and warrants to purchase approximately 67,000 and 130,000 shares of Common Stock in the three month period ended June 30, 1996 and 1995, respectively. The Company received proceeds of approximately $190,000 and $750,000 from the exercise of stock options and warrants to purchase approximately 103,500 and 318,000 shares of Common Stock in the six month period ended June 30, 1996 and 1995, respectively.

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

Results of Operations

As described above, since the formation of the Partnership, the Company's sole activities have related to its participation in the management of the Partnership. During the six months ended June 30, 1996, the Company did not engage in any other activities nor did it generate any revenues, compared to $6,500 of revenues for the same period in 1995 from the sale of spare parts related to cogeneration equipment. The Company did have continuous expenses during the six month period ended June 30, 1996. The Company's general and administrative expenses increased $21,745 to $440,982 for the three month period ended June 30, 1996, compared to $419,237 for the same period in 1995, and increased $128,758 to $812,243 for the six month period ended June 30, 1996, compared to $683,485 for the same period in 1995. Such increase was primarily the result of increased payroll and insurance costs.

The Company's net loss for the three months ended June 30, 1996 increased $310,297 to $1,713,457, compared with the net loss of $1,403,160 for the same period in 1995, and the Company's net loss for the six months ended June 30, 1996 increased $1,037,780 to $3,599,341, compared with the net loss of $2,561,561 for the same period in 1995. This increase in the net loss is primarily attributable to the Company's 50% share of the Partnership's increase in loss of $849,657 and $2,045,000 for the three and six months ended June 30, 1996, as compared to the same periods in 1995. Net loss per share of Common Stock decreased to $.08 for the three month period ended June 30, 1996, compared with $.15 per share for the same period of 1995, and net loss per share of Common Stock decreased to $.19 for the six month period ended June 30, 1996, compared with $.24 per share for the same period of 1995. Such decrease was primarily the result of the issuance of additional shares of Common Stock and elimination of preferred stock dividend requirements in the six months ended June 30, 1996.

The Partnership's revenue for the three and six months ended June 30, 1996 was $2,720,649 and $4,796,748, respectively compared to $3,373,964 and $5,161,966, respectively, for the same periods in 1995. The decrease in revenue was attributable to a reduction in sales of substrate from the Miami plant to Ciba Geigy pursuant to a supply contract and the receipt of a non-recurring licensing fee of $500,000 from Chung-Hsin in 1995, the effects of which more than offset the increase in equipment sales. Equipment sales for the six months ended June 30, 1996 were greater than equipment sales for the year ended December 31, 1995. Equipment sales increased to approximately $1.4 and $2.6 million for the three and six months ended June 30, 1996, respectively, compared to approximately $1 and $1.4 million for the three and six months ended June 30, 1995, respectively. Sales of substrate decreased to approximately $1.3 and $2.2 million for the three and six months ended June 30, 1996, respectively, compared to approximately $1.8 and $3.3 million for the three and six months ended June 30, 1995, respectively. The Partnership recorded a gross loss of approximately $606,000 and $1,433,000 for the three and six months ended June 30, 1996, respectively, compared to a gross profit of approximately $162,000 and $270,000 for the same periods in 1995, respectively, due primarily to increases in manufacturing costs of equipment, without a corresponding increase in equipment sales.

The Partnership's operating expenses increased to $2,280,843 and $4,544,368 for the three and six months ended June 30, 1996, respectively, compared to $2,065,824 and $3,953,080 for the same periods in 1995, respectively, due primarily to higher general and administrative and engineering costs. General and administrative and engineering expenses have increased primarily as a result of increased staff and related payroll costs. As a result of the gross loss and increased operating expenses, the loss from operations increased to $2,886,708 and $5,977,867 for the three and six months ended June 30, 1996, respectively, as compared to $1,904,228 and $3,683,425 for the same periods in 1995, respectively.

The Partnership's net loss increased to $2,996,668 and $6,191,976 for the three and six months ended June 30, 1996, respectively, compared to $2,147,011 and $4,146,976 for the same period in 1995, respectively, due to the increase in the loss from operations offset by a decrease in net interest expense due to reduced borrowings.

The Partnership's backlog for equipment amounted to approximately $3 million at July 26, 1996.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $10,266,947 to $11,840,422 as of June 30, 1996, as compared to $1,573,475 as of December 31, 1995. The increase in cash and cash equivalents is primarily due to the public sale of 2,500,000 shares of Common Stock. In February 1996, the Company issued 2,500,000 shares in a secondary offering at $7 per share less underwriting discounts and commissions of $.49 per share. Proceeds of $16,275,000 were offset by costs of approximately $750,000 incurred in connection with the offering. In connection with the offering, all outstanding Preferred Stock was converted into 3,609,696 shares of Common Stock or redeemed in cash for $981,270. In addition, accrued dividends on the Preferred Stock amounting to approximately $1,044,000 were declared and paid in cash, except for $649,396 of such dividends associated with the Series G Preferred Stock which were paid in the form of 162,349 shares of Common Stock in accordance with the original terms of such series. As a result of such conversion and redemption of Preferred Stock, there are currently no shares of Preferred Stock outstanding. The Company plans to use the remaining net proceeds from the offering to: (i) fund its half of the estimated future financing requirements of the Partnership and (ii) to fund the Company's working capital requirements. In April 1996, the underwriters of the secondary offering exercised their overallotment option and purchased 186,813 of Common Stock for proceeds of approximately $1.2 million after underwriting discounts and commissions.

Net cash used in operating activities by the Company was $475,488 for the six months ended June 30, 1996 due to the net loss (before non-cash charges and the Company's 50% share of the net loss of the Partnership) of $502,558 and net working capital provided of $27,070. The Company and Engelhard each made additional capital contributions of $5,000,000 to the Partnership in the six months ended June 30, 1996. Net cash used in operating activities and for investments in the Partnership by the Company were financed by proceeds from the issuance of Common Stock and exercise of stock options and warrants.

The Partnership's cash and cash equivalents increased to $1,740,989 at June 30, 1996 from $346,480 at December 31, 1995. The increase was due primarily to capital contributions of $5 million by each the Company and Engelhard, offset by cash used in operating activities of approximately $3 million (resulting from the Partnership's net losses and working capital requirements) and cash used in investing activities of approximately $600,000. The Partnership is expected to require additional financing to support current operations and anticipated future expansion, and will be dependent on the Company and Engelhard to provide such additional financing. There can be no assurance that the Company or Engelhard will be willing, or able, to provide such additional financing.

Management believes the Partnership will continue to require additional capital contributions during 1996 and the Company plans to use the net proceeds from the offering of 2.5 million shares completed in February 1996 to fund its portion of such required capital contributions. To the extent Partnership capital contributions in excess of the net proceeds from such offering are required or if the Company requires additional funds to continue its operations, the Company would expect to satisfy such requirements by seeking equity financing. The Company's ability to successfully obtain equity financing in the future is dependent in part on market conditions and the performance of the Partnership. There can be no assurance that the Company will be able to obtain equity financing in the future.

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

The Company received proceeds of approximately $126,000 and $308,000 from the exercise of stock options and warrants to purchase approximately 67,000 and 130,000 shares of Common Stock in the three month period ended June 30, 1996 and 1995, respectively. The Company received proceeds of approximately $190,000 and $750,000 from the exercise of stock options and warrants to purchase approximately 103,500 and 318,000 shares of Common Stock in the six month period ended June 30, 1996 and 1995, respectively.

ICC has not declared any dividends on Common Stock and does not expect to declare dividends in the foreseeable future. Payment of future dividends will rest within the discretion of the Board of Directors and will depend, among other things, on ICC's earnings, capital requirements and financial condition.

The independent accountants report on the audit of the Company's 1995 financial statements includes an explanatory paragraph regarding substantial doubts about the Company's ability to continue as a going concern. The Company's accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of the Partnership have been insufficient to cover costs of operations for the six months ended June 30, 1996. The Company has suffered recurring losses accumulating to approximately $37 million as of June 30, 1996. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company's continuation as a going concern is dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required and (iii) ultimately, attain profitable operations and positive cash flow from its operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

The independent accountants report on the audit of the Partnership's 1995 financial statements also includes an explanatory paragraph regarding substantial doubts about the Partnership's ability to continue as a going concern. The Partnership has incurred cumulative losses of approximately $22 million since inception through June 30, 1996. The Partnership's continuation as a going concern will remain dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing or refinancing as may be required and (iii) ultimately, attain profitable operations and positive cash flow from operations.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings

          No legal proceedings by, or against, the Company were initiated in the quarter ended June 30, 1996.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          The last Annual Meeting of Stockholders of ICC was held June 6, 1996. The record date for the meeting was April 9, 1996. At such meeting, the holders of Common Stock, voting as a single class, elected a Board of Directors for the Company consisting of the following six persons:
          Charles Condy; Irwin L. Gross; Mark S. Hauser; Stephen Schachman; William A. Wilson; Andrew L. Shapiro and Albert Resnick. These individuals will serve on the Board of Directors until the next annual meeting of stockholders or until their respective successors have been duly elected and qualified.

          The votes were cast as follows for the election of Directors:

          Name                         For                      Withheld
          ----                         ---                      --------
          Charles Condy                19,960,088               208,120
          Irwin L. Gross               19,960,746               207,462
          Mark S. Hauser               19,959,688               208,520
          Albert Resnick               19,960,988               207,220
          Stephen Schachman            19,960,788               207,420
          Andrew L. Shapiro            19,957,788               210,420
          William A. Wilson            19,959,488               208,720

          The stockholders also ratified the selection of the firm of Coopers & Lybrand LLP to be the Company's auditors for 1996. There were 19,969,947 votes in favor of the selection, 73,452 votes against, and 124,809 in abstention.

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits: 27  Financial Data Schedule

      (b) The following reports have been filed with the Securities and Exchange Commission.

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:     August 8, 1996                    BY:      /s/ Irwin L. Gross
                                                     ------------------------
                                                     Irwin L. Gross, Chairman
                                                     and President


DATE:    August 8, 1996                     BY:      /s/ Manfred Hanuschek
                                                     ------------------------
                                                     Manfred Hanuschek
                                                     Chief Financial Officer