Form 10-Q
period 1996-09-30
ICC TECHNOLOGIES INC
filed 1996-11-13
CIK 756502

Conformed Copy
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____


                         Commission file number 0-13865


                             ICC TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                               23-2368845
       -------------------------------             ----------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)             Identification Number)


      441 North 5th Street, Suite 102
         Philadelphia, Pennsylvania                        19123
  ----------------------------------------               ----------
  (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (215) 625-0700
                                                           --------------

              Former name, former address and former fiscal year if
                    changed since last report: not applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X          No
                                -----          -----


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, par value $.01 per share
             21,268,054 shares outstanding as of November 11, 1996.

===============================================================================

                            INDEX TO FORM 10-Q REPORT

PART I.  FINANCIAL INFORMATION                                         PAGE NO.
-------  ---------------------                                         --------


Item 1.  Financial Statements (Unaudited)


           Consolidated Balance Sheets at September 30, 1996 and              3
           December 31, 1995

           Consolidated  Statements of Operations - Three months and
           nine months ended September 30, 1996 and 1995                      4

           Consolidated Condensed Statements of Cash Flows -  Nine            5
           months ended September 30, 1996 and 1995

           Notes to Consolidated Financial Statements                         6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of  Operations.                                          9

PART II  OTHER INFORMATION

Item 1.  Legal proceedings                                                   13

Item 2.  Changes in Securities                                               13

Item 3.  Defaults Upon Senior Securities                                     13

Item 4.  Submission of Matters to Vote of Security Holders                   13

Item 5.  Other Information                                                   13

Item 6.  Exhibits and Reports on Form 8-K                                    13

         SIGNATURES                                                          14

Item 1.  Financial Statements (Unaudited)

                              ICC TECHNOLOGIES, INC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                      September 30,      December 31,
                                                                                          1996               1995
                                                                                      ------------       ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 10,663,326       $  1,573,475
     Receivables -
         Employees                                                                          28,667             28,667
         Engelhard/ICC                                                                      16,697            160,973
     Prepaid expenses and other                                                            156,738            530,131
                                                                                      ------------       ------------
                   Total current assets                                                 10,865,428          2,293,246

RESTRICTED CASH                                                                          2,500,000          2,500,000
PROPERTY AND EQUIPMENT, net                                                                  1,988              3,180

                                                                                      ------------       ------------
                       Total assets                                                   $ 13,367,416       $  4,796,426
                                                                                      ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                         $     40,502       $    315,449
     Current portion of long-term debt                                                           0            150,000
                                                                                      ------------       ------------
                   Total current liabilities                                                40,502            465,449
                                                                                      ------------       ------------
LOSSES OF ENGELHARD/ICC IN EXCESS OF INVESTMENTS                                         1,187,880          2,797,165
                                                                                      ------------       ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
         Series F, authorized, issued and outstanding 0 shares at September 30,
            1996 and 135 shares at December 31, 1995 (liquidation value $256,270
            at December 31, 1995)                                                                0                  1
         Series G Convertible, authorized, issued and outstanding 0 shares at
            September 30, 1996 and 135 shares at December 31, 1995 (liquidation
            value $664,400 at December 31, 1995)                                                 0                  4
         Series H Convertible, authorized, issued and outstanding 0 shares
            at September 30, 1996 and 1,500 shares at  December 31, 1995                         0                 15
         Series I, authorized, issued and outstanding 0 shares
            at September 30, 1996 and 500 shares at December 31, 1995                            0                  5
         Series J, authorized, issued and outstanding 0 shares
            at September 30, 1996 and 225 shares at December 31, 1995                            0                  2
     Common stock, $.01 par value, authorized 50,000,000 shares, issued 21,268,051 shares at September 30, 1996 and 14,692,193
         shares at December 31, 1995                                                       212,681            146,923
     Additional paid-in capital                                                         50,674,857         35,104,011
     Accumulated deficit                                                               (38,577,074)       (33,545,719)
     Less:  Treasury common stock, at cost, 66,227 shares                                 (171,430)          (171,430)
                                                                                      ------------       ------------
                   Total stockholders' equity                                           12,139,034          1,533,812
                                                                                      ------------       ------------
                       Total liabilities and stockholders' equity                     $ 13,367,416       $  4,796,426
                                                                                      ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              ICC TECHNOLOGIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three months ended              Nine months ended
                                                    ------------------------------------------------------------
                                                    September 30,  September 30,   September 30,    September 30,
                                                         1996           1995            1996             1995
                                                     -----------    -----------     -----------     ------------
REVENUES
     Interest and other income                       $   192,100    $    72,251     $   500,990     $   275,851
EXPENSES
     Equity interest in net loss of Engelhard/ICC      1,294,727      1,320,262       4,390,715       3,393,750
     General and administrative                          329,387        343,283       1,141,630       1,026,768
     Interest                                                  0          4,031               0          12,219
                                                     -----------    -----------     -----------     -----------
         Total expenses                                1,624,114      1,667,576       5,532,345       4,432,737
                                                     -----------    -----------     -----------     -----------
NET LOSS                                             $(1,432,014)   $(1,595,325)    $(5,031,355)    $(4,156,886)

CUMULATIVE PREFERRED STOCK
     DIVIDEND REQUIREMENTS                                     0        (84,446)        (49,655)       (215,339)
                                                     -----------    -----------     -----------     -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS           $(1,432,014)   $(1,679,771)    $(5,081,010)    $(4,372,225)
                                                     ===========    ===========     ===========     ===========
NET LOSS PER COMMON SHARE                            $     (0.07)   $     (0.12)    $     (0.25)    $     (0.34)
                                                     ===========    ===========     ===========     ===========
WEIGHTED AVERAGE COMMON SHARES                        21,192,241     13,785,330      20,027,611      12,955,334
                                                     ===========    ===========     ===========     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months ended September 30,
                                                                 -------------------------------
                                                                       1996             1995
                                                                  --------------    -----------
Cash Flows from Operating Activities:
     Net loss                                                     $ (5,031,355)     $(4,156,886)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                   1,192              826
         Equity interest in net loss of Engelhard/ICC                4,390,715        3,393,750
         Warrants issued for services rendered                               0           25,000
         Increase in inventory reserve                                       0            9,000
         (Increase) decrease in:
            Receivables                                                144,276          (33,448)
            Inventories                                                      0            5,960
            Prepaid expenses and other                                 136,272          (97,074)
         Increase (decrease) in:
            Accounts payable and accrued expenses                     (274,947)         (37,356)
                                                                  ------------      -----------
                Net cash used in operating activities                 (633,847)        (890,228)
                                                                  ------------      -----------

Cash Flows from Investing Activities:
     Capital contributions to Engelhard/ICC                         (6,000,000)      (1,000,000)
     Purchase of restricted certificate of deposit                           0       (2,500,000)
     Repayments of loans from Engelhard/ICC                                  0        1,500,000
     Purchases of property and equipment, net                                0           (8,184)
                                                                  ------------      -----------
                Net cash used in investing activities               (6,000,000)      (2,008,184)
                                                                  ------------      -----------

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock and warrants, net       17,249,578        5,639,412
     Cash redemption of Preferred Stock                               (981,270)               0
     Cash dividend on Preferred Stock                                 (394,610)               0
     Repayments of borrowings from stockholder                        (150,000)               0
                                                                  ------------      -----------
                Net cash provided by financing activities           15,723,698        5,639,412
                                                                  ------------      -----------

Net increase  in cash and cash equivalents                           9,089,851        2,741,000

Cash and Cash Equivalents, Beginning of Period                       1,573,475        1,114,335
                                                                  ------------      -----------
Cash and Cash Equivalents, End of Period                          $ 10,663,326      $ 3,855,335
                                                                  ============      ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEPTEMBER 30, 1996


(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Prior amounts in the Statement of Operations have been reclassified to conform with the current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the year then ended. Results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results of operations expected for the full year.

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

         Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of the Partnership have been insufficient to cover costs of operations for the three and nine months ended September 30, 1996. The Company has incurred cumulative losses since inception of approximately $39 million and $34 million through September 30, 1996 and December 31, 1995, respectively. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company's continuation as a going concern is dependent on its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required, and (iii) ultimately attain profitable operations and positive cash flows from its operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

         The cash utilized in the Company's operating and investing activities during the three and nine months ended September 30, 1996 was financed primarily through proceeds from the issuance of Common Stock in a public offering and exercise of stock options and warrants. Management believes the Partnership will require additional capital contributions during 1996 and 1997. To the extent the Company requires additional funds to continue its operations or the Partnership requires capital contributions in excess of existing available funds, the Company would expect to satisfy such requirements by seeking equity financing. The Company's ability to obtain equity financing in the future is dependent in part on market conditions and the performance of the Partnership. There can be no assurance that the Company would be able to obtain equity financing in the future.

(3)      INVESTMENT IN ENGELHARD/ICC PARTNERSHIP

         The following are the summarized unaudited financial results of the
         Partnership:

                                                 Quarter          Quarter        Nine months      Nine months
                                                  ended            ended            ended            ended
                                              September 30,     September 30,    September 30,     September
                                                  1996             1995             1996           30, 1995
                                               -----------      -----------      -----------     -----------
         Results of operations:
         Revenues                              $ 2,891,779      $ 2,009,538      $ 7,688,527     $ 7,171,504
         Cost of goods sold                      3,073,232        2,283,118        9,303,479       7,175,429
                                               -----------      -----------      -----------     -----------
         Gross loss                               (181,453)        (273,580)      (1,614,952)         (3,925)
         Operating expenses:
           Marketing                               887,566          862,851        2,603,764       2,524,468
           Engineering                             274,006          280,470          813,931         694,747
           Research and development                215,389          257,556          799,235         898,135
           General and administrative              934,712          847,423        2,639,111       2,084,030
                                               -----------      -----------      -----------     -----------
         Loss from operations                    2,493,126        2,521,880        8,470,993       6,205,305
         Interest expense                           96,327          118,643          310,436         582,194
                                               -----------      -----------      -----------     -----------
         Net loss                              $ 2,589,453      $ 2,640,523      $ 8,781,429     $ 6,787,499
                                               ===========      ===========      ===========     ===========



         Balance sheet information:           September 30,     December 31,
                                                   1996             1995
                                               -----------      -----------
         Cash                                  $ 1,118,017      $   346,480
         Receivables                             3,521,601        2,057,420
         Inventory                               4,745,382        3,385,125
         Other current assets                      258,132          158,939
         Property, plant and equipment           7,939,459        8,263,642
         Cash held in escrow                       301,084          865,744
         Other noncurrent assets                 1,960,784        1,802,155
                                               -----------      -----------
           Total assets                        $19,844,459      $16,879,505
                                               ===========      ===========


         Current liabilities                   $ 1,286,311      $ 1,519,394
         Revolving credit line                   2,750,000        2,750,000
         Long term debt                          8,681,221        8,701,755
         Partners' capital                       7,126,927        3,908,356
                                               -----------      -----------
           Total liabilities and capital       $19,844,459      $16,879,505
                                               ===========      ===========

         The Company's investment in the Partnership is owned by a wholly-owned subsidiary, ICC Desiccant Technologies, Inc., whose sole operating asset is the Partnership investment. The investment in the Partnership is accounted for under the equity method of accounting. The Company's proportionate share of losses in the Partnership are $1,294,727 and $1,320,262 for the three months ended September 30, 1996 and 1995, respectively and $4,390,715 and $3,393,750 for the nine months ended September 30, 1996 and 1995, respectively. The Partnership has incurred cumulative losses of approximately $23.7 million since inception through September 30, 1996. The Company's share of the Partnership's cumulative losses and capital contributions have resulted in losses in excess of the Company's investment of $1,187,880 and $2,797,165 as of September 30, 1996 and December 31, 1995, respectively. The Company and Engelhard each made additional capital contributions of $1 million to the Partnership during the three months ended September 30, 1996; aggregating to $6 million of capital contributions made by each of the Company and Engelhard during the nine months ended September 30, 1996.

         Receivables from the Partnership were $16,697 and $160,973 at September 30, 1996 and December 31, 1995, respectively. The Company and Engelhard are guarantors of the Partnership's long term debt which totals approximately $ 8.7 million as of September 30, 1996. Provisions for obsolete inventory of $75,000 and $215,000 were made for the three and nine month periods ended September 30, 1996, respectively, which were included in general and administrative expense.


(4)      STOCK TRANSACTIONS:

         Equity Investments


         The Company received proceeds of approximately $64,000 and $932,000 from the exercise of stock options and warrants to purchase approximately 14,000 and 476,000 shares of Common Stock in the three month period ended September 30, 1996 and 1995, respectively. The Company received proceeds of approximately $254,000 and $2,629,000 from the exercise of stock options and warrants to purchase approximately 117,000 and 1,059,000 shares of Common Stock in the nine month period ended September 30, 1996 and 1995, respectively.

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

Results of Operations

As described above, since the formation of the Partnership, the Company's sole activities have related to its participation in the management of the Partnership. The Company did not generate operating revenues but did have continuous expenses during the nine month period ended September 30, 1996. The Company's general and administrative expenses decreased $13,896 to $329,387 for the three month period ended September 30, 1996, compared to $343,283 for the same period in 1995. The Company's general and administrative expenses increased $114,862 to $1,141,630 for the nine month period ended September 30, 1996, compared to $1,026,768 for the same period in 1995. The increase for the nine month period ended September 30, 1996 was primarily the result of increased payroll and insurance costs.

The Company's net loss for the three months ended September 30, 1996 decreased $163,311 to $1,432,014, compared with the net loss of $1,595,325 for the same period in 1995. The decrease in net loss is attributable to the Company's 50% share of the reduction in the Partnership's net loss and to the reduction in the Company's general and administration expense for the three months ended September 30, 1996, as compared to the same period in 1995. The Company's net loss for the nine months ended September 30, 1996 increased $874,469 to $5,031,355, compared with the net loss of $4,156,886 for the same period in 1995. This increase in the net loss is primarily attributable to the Company's 50% share of the increase in the Partnership's net loss for the nine months ended September 30, 1996, as compared to the same period in 1995. Net loss per share of Common Stock decreased to $.07 for the three month period ended September 30, 1996, compared with $.12 per share for the same period of 1995, and net loss per share of

Common Stock decreased to $.25 for the nine month period ended September 30, 1996, compared with $.34 per share for the same period of 1995. Such decrease was primarily the result of the issuance of additional shares of Common Stock and elimination of preferred stock dividend requirements in the nine months ended September 30, 1996.

The Partnership's revenue for the three and nine months ended September 30, 1996 was $2,891,779 and $7,688,527, respectively, compared to $2,009,538 and
$7,171,504, respectively, for the same periods in 1995. The increase in revenue was attributable to an increase in equipment sales, the effects of which more than offset a decline in sales of substrate from the Miami plant to Ciba Geigy pursuant to a supply contract and the receipt of a non-recurring licensing fee of $500,000 from Chung-Hsin in 1995. Equipment sales increased to approximately $2 and $4.5 million for the three and nine months ended September 30, 1996, respectively, compared to approximately $500,000 and $1.8 million for the three and nine months ended September 30, 1995, respectively. Sales of substrate decreased to approximately $900,000 and $3.1 million for the three and nine months ended September 30, 1996, respectively, compared to approximately $1.5 and $4.8 million for the three and nine months ended September 30, 1995, respectively. It is anticipated that the sale of substrate will continue at current levels over the next year. The Partnership recorded a gross loss of approximately $181,000 and $1,615,000 for the three and nine months ended September 30, 1996, respectively, compared to a gross loss of approximately $274,000 and $4,000 for the same periods in 1995. The improvement in gross loss for the three months ended September 30, 1996, as compared to the same period in 1995, is primarily the result of improved manufacturing efficiencies in labor hours and material costs with respect to equipment sales which offset a decline in margins associated with lower substrate sales. The increase in gross loss for the nine months ended September 30, 1996, as compared to the same period in 1995, is due primarily to increases in manufacturing costs of equipment without a proportionate increase in revenues, along with a decline in margins associated with lower substrate sales and receipt in 1995 of a non-recurring licensing fee.

The Partnership's operating expenses increased to $2,311,673 and $6,856,041 for the three and nine months ended September 30, 1996, respectively, compared to $2,248,300 and $6,201,388 for the same periods in 1995, respectively, due primarily to higher general and administrative and engineering costs. General and administrative and engineering expenses have increased primarily as a result of increased payroll costs.

The Partnership's net loss for the three month period ended September 30, 1996 decreased to $2,589,453 as compared to $2,640,523 for the same period in 1995. The decrease in net loss for the three month period ended September 30, 1996 as compared to the same period in 1995 is due primarily to improvements in gross loss attributable to equipment sales and decrease in operating expenses and interest expense. The Partnership's net loss for the nine month period ended September 30, 1996 increased to $8,781,429 as compared to $6,787,499 for the same period in 1995. The increase in net loss for the nine month period ended September 30, 1996 as compared to the same period in 1995 is due primarily to the increase in operating costs and gross loss.

The Partnership's backlog for equipment amounted to approximately $2 million at November 11, 1996.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $9,089,761 to $10,663,326 as of September 30, 1996, as compared to $1,573,475 as of December 31, 1995. The increase in cash and cash equivalents is primarily due to the public sale of 2,500,000 shares of Common Stock. In February 1996, the Company issued 2,500,000 shares in a secondary offering at $7 per share less underwriting discounts and commissions of $.49 per share. Proceeds of $16,275,000 were offset by costs of approximately $750,000 incurred in connection with the offering. In connection with the offering, all outstanding Preferred Stock was converted into 3,609,696 shares of Common Stock or redeemed in cash for $981,270. In addition, accrued dividends on the Preferred Stock amounting to approximately $1,044,000 were declared and paid in cash, except for $649,396 of such dividends associated with the Series G Preferred Stock which were paid in the form of 162,349 shares of Common Stock in accordance with the original terms of such series. As a result of such conversion and redemption of Preferred Stock, there are currently no shares of Preferred Stock outstanding. The Company plans to use the remaining net proceeds from the offering to fund primarily its half of the estimated future financing requirements of the Partnership and to fund the Company's working capital requirements. In April 1996, the underwriters of the secondary offering exercised their overallotment option and purchased 186,813 of Common Stock for proceeds of approximately $1.2 million after underwriting discounts and commissions.

Net cash used in operating activities by the Company was $633,847 for the nine months ended September 30, 1996 due to the net loss (before non-cash charges and the Company's 50% share of the net loss of the Partnership) of $639,448 and net working capital provided of $5,601. Investing activities consisted of the Company and Engelhard each making additional capital contributions of $6,000,000 to the Partnership in the nine months ended September 30, 1996, including capital contributions of $1 million each to the Partnership in the three months ended September 30, 1996. Net cash used in operating activities and for investments in the Partnership by the Company were financed by proceeds from the issuance of Common Stock in a public offering in February 1996 and exercise of stock options and warrants. Net cash provided by financing activities amounted to $15,723,692 for the nine months ended September 30, 1996.

The Partnership's cash and cash equivalents increased to $1,118,017 at September 30, 1996 from $346,480 at December 31, 1995. The increase was due primarily to capital contributions of $6 million by each the Company and Engelhard and an approximate $600,000 drawdown on cash in escrow, offset by cash used in operating activities of approximately $11 million (resulting from the Partnership's net losses and working capital requirements) and cash used in investing activities of approximately $900,000. The Partnership is expected to require additional financing to support current operations and anticipated future expansion, and will be dependent on the Company and Engelhard to provide such additional financing. There can be no assurance that the Company or Engelhard will be willing, or able, to provide such additional financing.

Management believes the Partnership will continue to require additional capital contributions during 1996 and 1997 and the Company plans to use the net proceeds from the public offering of 2.5 million shares completed in February 1996 to fund its portion of such required capital contributions. To the extent Partnership capital contributions in excess of the net proceeds from such offering are required or if the Company requires additional funds to continue its operations, the Company would expect to satisfy such requirements by seeking equity financing. The Company's ability to obtain equity financing in the future is dependent in part on market conditions and the performance of the Partnership. There can be no assurance that the Company will be able to obtain equity financing in the future.

The Company received proceeds of approximately $64,000 and $932,000 from the exercise of stock options and warrants to purchase approximately 14,000 and 476,000 shares of Common Stock in the three month period ended September 30, 1996 and 1995, respectively. The Company received proceeds of approximately $254,000 and $2,629,000 from the exercise of stock options and warrants to purchase approximately 117,000 and 1,059,000 shares of Common Stock in the nine month period ended September 30, 1996 and 1995, respectively.

ICC has not declared any dividends on Common Stock and does not expect to declare dividends in the foreseeable future. Payment of future dividends will rest within the discretion of the Board of Directors and will depend, among other things, on ICC's earnings, capital requirements and financial condition.

The independent accountants report on the audit of the Company's 1995 financial statements includes an explanatory paragraph regarding substantial doubts about the Company's ability to continue as a going concern. The Company's accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of the Partnership have been insufficient to cover costs of operations for the nine months ended September 30, 1996. The Company has suffered recurring losses accumulating to approximately $39 million as of September 30, 1996. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company's continuation as a going concern is dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required and (iii) ultimately, attain profitable operations and positive cash flow from its operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

The independent accountants report on the audit of the Partnership's 1995 financial statements also includes an explanatory paragraph regarding substantial doubts about the Partnership's ability to continue as a going concern. The Partnership has incurred cumulative losses of approximately $25 million since inception through September 30, 1996. The Partnership's continuation as a going concern will remain dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing or refinancing as may be required and (iii) ultimately, attain profitable operations and positive cash flow from operations.

Except for historical matters contained in this Quarterly Report, statements made in this Quarterly Report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that these forward-looking statements reflect numerous assumptions and involve risks and uncertainties which may affect the Company's or the Partnership's business and prospects and cause actual results to differ materially from these forward-looking statements, including the factors mentioned in this Quarterly Report appearing where each forward-looking statement is made, sufficient funds to finance working capital and other financing requirements of the Company and the Partnership, market acceptance of the Partnership's products, competition in the air conditioning industry and other factors discussed in the Company's fillings with the Securities and Exchange Commission, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 1995, Proxy Statement dated April 25, 1996, and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1996 and June 30, 1996, respectively, and the final Prospectus dated February 14, 1996 included in the Company's Registration Statement on Form S-2 (Registration No. 33-80223).

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings

                  No legal proceedings by, or against, the Company were initiated in the quarter ended September 30, 1996.

Item 2.           Changes in Securities.

                  None

Item 3.           Defaults Upon Senior Securities

                  Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

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



DATE: November 11, 1996                     BY: /s/ Irwin L. Gross
      -----------------                         -------------------------------
                                                Irwin L. Gross, Chairman
                                                and President




DATE: November 11, 1996                     BY: /s/ Manfred Hanuschek
      -----------------                         -------------------------------
                                                Manfred Hanuschek
                                                Chief Financial Officer