Form 10-K
period 1996-12-31
ICC TECHNOLOGIES INC
filed 1997-03-31
CIK 756502

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____ to ____

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

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 21, 1997 was $93,313,956.

As of March 21, 1997, 21,337,654 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's Definitive Proxy Statement for its 1997 Annual Meeting to be filed within 120 days of the Company's fiscal year ended December 31, 1996 is incorporated by reference in Part III.

PART I
ITEM 1.  BUSINESS

INTRODUCTION

      ICC Technologies, Inc. (the "Company") through its joint venture Engelhard/ICC ("the Partnership") with Engelhard Corporation ("Engelhard"), designs, manufactures and markets innovative climate control systems to supplement or replace conventional air conditioning systems. The Partnership's climate control systems are based on proprietary desiccant technology initially developed by the Company, licensed honeycomb rotor technology and Engelhard's patented titanium silicate desiccant, ETS(TM). The Partnership's climate control systems are designed to address indoor air quality, energy and environmental concerns and regulations currently affecting the air conditioning market. The Partnership currently markets its systems to certain targeted applications within the commercial air conditioning market in North America and Asia-Pacific.

      The Company believes that the Partnership's climate control systems create a more comfortable environment, more effectively control humidity, improve indoor air quality, reduce energy consumption, reduce operating costs, address certain environmental concerns and provide customers a choice from a variety of energy sources such as natural gas, steam, waste heat or electricity.

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

      In May 1992, the Company entered into a joint development agreement with Engelhard in order to design a desiccant-based climate control system utilizing ETS(TM). The Company and Engelhard formed the Partnership in February 1994, which replaced the joint development agreement and succeeded to the desiccant-based climate control business which had been conducted by the Company. In connection with the formation of the Partnership, the Company granted Engelhard an option to acquire the Company's interest in the Partnership in installments commencing on December 31, 1997 and extending through December 31, 2000. See "Business - The Partnership".

MARKET OVERVIEW

      The Company estimates that the worldwide annual market for residential and commercial air conditioning systems was approximately $30 billion in 1996 and is expected to grow to approximately $39 billion by the year 2000. The Asian-Pacific Market is identified as the fastest growing region for residential and commercial air conditioning systems. The Partnership has specifically targeted certain applications within the commercial air conditioning market in North America and Asia-Pacific. The Company estimates that the worldwide commercial air conditioning market is expected to grow to approximately $13 billion by the year 2000, and the Company expects the Partnership's desiccant-based systems to compete in a broader segment of this market as awareness and acceptance of the Partnership's systems grow and their initial cost declines.

      The Company estimates that the Asian-Pacific commercial air conditioning market was approximately $4 billion in 1996 and is expected to increase to approximately $6 billion by the year 2000. Many of the Asian-Pacific countries are located in humid climates where the Partnership's climate control systems are most effective. The Asian-Pacific market is dominated by Japan, which predominantly utilizes natural gas powered air conditioning systems. As in Japan, many countries throughout Asia-Pacific are experiencing shortages of electricity, creating a demand for air conditioning systems powered by alternative energy sources.

      The Company estimates that the North American commercial air conditioning market was approximately $3 billion in 1996 and is expected to increase to approximately $4 billion by the year 2000. Air conditioning systems in North America predominately utilize electric powered systems. The Partnership's strategy is to continue to target commercial applications in which humidity control, indoor air quality and energy consumption are important health issues or a significant cost of business. Indoor air quality has become an important issue currently affecting the air conditioning industry in the United States. Fungal and microbial growth in damp duct work and the build-up of pollutants from furniture, appliances and other equipment in recirculated air can lead to unhealthy indoor environments sometimes identified as 'Sick Building Syndrome.' To combat this problem,the American Society of Heating, Refrigeration and Air Conditioning Engineers ("ASHRAE") issued standards to increase the amount of fresh air brought into buildings by as much as 200 to 300% as compared to prior ventilation standards. These standards have been incorporated into many state and local building codes throughout the United States for new construction. New revised standards are under consideration to limit space relative humidity to less than sixty percent. See "Business -- Government Regulations."

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

      ETS(TM) is a white crystalline powder, classified as a molecular sieve. Molecular sieves are capable of differentiating chemicals on a molecule-by-molecule basis and, therefore, can be designed to remove single compounds, such as water, from liquids and gases. ETS(TM) is unique in its capabilities to release moisture at lower regeneration temperatures, thereby requiring less energy than other desiccants. The heat necessary to remove the moisture can be provided by almost any source of heat capable of generating temperatures of at least 140(Degree)F. As a result, the Partnership's systems can use a wider variety of heat sources, including waste heat, than other desiccant-based systems.

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

The Company believes that the Partnership's systems provide the following features and benefits:

        - More Effective Control of Humidity -- The Partnership's systems are more effective at controlling humidity than conventional, refrigerant-based air conditioning systems which control humidity primarily as a by-product of the cooling process when moisture condenses on the cooling coil. As a result, in conditions where significant humidity reduction is desired, conventional air conditioning systems must often cool air below desired temperature levels. Drier air is generally more comfortable for a building's occupants and is more efficient to cool. Humidity control is also important in a variety of commercial applications, such as supermarkets, and in certain manufacturing processes.

        - Improved Indoor Air Quality -- Ventilation standards recommended by ASHRAE and incorporated into many state and local building codes throughout the country for new building construction now require that as much as 200 - 300% more fresh air be circulated into buildings compared to prior ventilation standards to reduce indoor air pollutants associated with "Sick Building Syndrome." The Partnership's climate control systems are designed to process the humidity introduced by increased ventilation and, accordingly, enable a building to meet or exceed these standards. In addition, lower humidity levels reduce airborne bacteria, mold, mildew and fungi, another major source of indoor air quality problems.

        - Energy Efficient and Cost Effective -- Less humid air requires less energy to cool than more humid air. By dehumidifying air before cooling, the Partnership's systems, even with a post-cooling option, consume less energy and are more cost effective to operate than conventional air conditioning systems alone. As a supplement to conventional air conditioning, by first dehumidifying the air, the Partnership's systems are designed to improve the efficiency of existing conventional air conditioning and thereby result in downsizing of total air conditioning requirements.

        - Versatile and Reliable -- The Partnership's systems are available in natural gas, electric, steam or waste heat models and in several sizes which process from 2,000 to 13,000 cubic feet of air per minute. The ability to choose from a variety of energy sources allows customers to select the most cost-effective energy source in their area at the time of purchase. The systems are also expected to require less maintenance than conventional equipment because of simplicity of design and fewer moving parts.

        - Environmentally Safer -- Conventional air conditioning systems utilize refrigerants, such as CFCs, HCFCs and HFCs, which damage stratospheric ozone or contribute to global warming. Because the Partnership's systems dehumidify the air before it is cooled by a post-cooling option in the system or in conjunction with a conventional air conditioning system, the cooling coil and compressor included generally are smaller, than would otherwise be required in a conventional air conditioning system, thereby utilizing less refrigerant.

        - Year-round Performance -- The Partnership's systems provide year-round indoor climate control. In hot, humid weather they supply cool, dry air. In cool, "clammy" weather they supply warm, dry air. In cold weather the systems can supply heat.

BUSINESS STRATEGY

     The Partnership's strategy is to target specific applications within the commercial air conditioning market in which humidity control, indoor air quality and energy consumption are important health issues or a significant cost of business. Although the Partnership markets its systems primarily as a supplement to conventional air conditioning systems, the Company believes that as market awareness and acceptance grows and the initial price of its systems declines, the Partnership will market its climate control systems as a replacement for conventional air conditioning systems in a broader segment of commercial applications. The Partnership is also attempting to develop a residential unit with one of its international joint venture partners but currently does not have a residential unit to offer for sale. The Partnership is pursuing the following strategies:

      - Establish Strategic Relationships with Domestic and International Manufacturers and Distributors of Air Conditioning Equipment -- The Partnership has developed strategic relationships with various major corporations in Asia-Pacific and is in discussions with a number of domestic and international manufacturers and distributors of air conditioning equipment. During 1996 the Partnership signed a joint market development agreement with Carrier's Asia-Pacific Operations
            (APO). The agreement, which covers most of the Asia-Pacific market, extends through March 1998 and is intended to allow Carrier APO to make a comprehensive assessment of the marketability of the Partnership's desiccant-based air conditioning and climate control systems. The Partnership has a licensing agreement with Chung-Hsin, Taiwan's largest air conditioning manufacturer The Partnership plans to enter into additional licenses or joint venture arrangements. The Partnership has marketing relationships with Samsung in South Korea and Nichimen in Japan. Japan and South Korea are the first and sixth largest air conditioning markets, respectively. The Partnership is also working with AB Air Technologies Ltd. ("AB Air") in Israel to develop the market in Israel. AB Air is building systems in Israel using the Partnership's proprietary rotors. The Partnership believes that the reputation and resources of its licensees and joint venture partners will accelerate market acceptance and awareness for its products.

      - Reduction of Manufacturing Costs -- The Partnership reduced the cost of its systems in the latter half 1996 and expects to further reduce manufacturing and material costs through production innovations, efficiencies and materials improvement and substitutes.

      - Acquisition of an Air Conditioning Manufacturer -- The Company believes that the acquisition of an air conditioning manufacturer is important to the Partnership's overall strategy of developing market awareness of its products, increasing production and distribution capabilities and offering its customers a more complete solution to their climate control needs. Currently, there are no firm commitments or agreements to acquire an air conditioning manufacturer and there can be no assurance that any agreements will be executed or any acquisition will be consummated.

      - Target Specific Commercial Applications -- The Partnership's strategy is to continue to market its climate control systems to users in which humidity control, indoor air quality and energy consumption are important health issues or a significant cost of business. The primary applications targeted by the Partnership and the benefits that its systems can provide include:

--------------------------------------------------------------------------------
      Segment                                  Benefits
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Theaters                     Improves comfort and indoor air quality.

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

--------------------------------------------------------------------------------
Hotels                       Reduces mold and mildew and improves comfort.

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

--------------------------------------------------------------------------------

PRODUCTS

      The Partnership currently manufactures and sells two types of desiccant-based climate control systems, the "Desert Cool(TM)" and "Desert Breeze(TM)," which differ based upon function and energy source. All of the systems now incorporate the Partnership's proprietary honeycomb rotors and Engelhard's ETS(TM). The Partnership's systems are currently being marketed as energy efficient supplements to enhance the performance of, or partially replace, existing conventional air conditioning systems. The Desert Cool(TM) systems typically operate on natural gas, but are also available in steam or waste heat operated models, and also have gas heating capabilities. Consistent with general industry practices, the Partnership warrants its systems for one year from the date of installation and warrants its desiccant and heat exchange rotors for an additional four years. No significant warranty claims have been experienced by the Partnership or the Company to date.

      The Desert Cool(TM) system is designed to cool commercial applications with the flexibility of utilizing any combination of circulated or fresh air. The Desert Cool(TM) can displace up to 250 tons of conventional cooling with the number of units required for each application depending on the size and configuration of the building. The Desert Cool(TM) systems also includes the larger systems which were formerly offered as DESI/AIR(R) systems.

      The Desert Breeze(TM) system, the first all-electric desiccant-based climate control system prototype was introduced in 1995. An all-electric model is important to compete in those markets where electricity is the only or most practical source of energy. Currently, the majority of air conditioning systems worldwide are electric powered. The Desert Breeze(TM) product line is being further expanded and will now be actively marketed in 1997 whereby it is anticipated it will be able to displace up to 70 tons of conventional cooling. Desert Breeze(TM) is designed to cool commercial applications with the flexibility of utilizing either circulated or fresh air. Unlike the Partnership's natural gas systems, the electric units combine desiccant technology with conventional coils and compressors which provide heat to regenerate the desiccant rotors and partially cool the process air. An additional conventional coil may be added to provide further post-cooling as in the natural gas units. The system can use smaller compressors with HCFC refrigerant than conventional air conditioning equipment, reducing the amount of refrigerant required and power usage and peak kilowatt demand. The system is also currently designed to allow for use of HFC refrigerant.

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

      United States. The Partnership employs a direct sales staff of six sales people and approximately 50 independent manufacturers' representatives to market its systems in the United States. The direct sales staff markets the systems to supermarket chains and national retailers, and oversees the manufacturers representatives. The Partnership's manufacturers' representatives market to regional customers and to national accounts which are not assigned to the direct sales staff. At present, a majority of the manufacturers' representatives are located in the southern and eastern regions of the country. The Partnership plans to increase its sales staff and upgrade its manufacturers' representative network.

      Gas and electric utilities have supported the Partnership's efforts to create market awareness and acceptance for the Partnership's systems. The Gas Research Institute has funded the independent testing results have validated the performance of ETS(TM) in the Partnership's natural gas systems. The Department of Energy is currently funding the testing of the Partnership's rotors for validation of performance. In addition, gas utilities sponsored the initial test sites for the Desert Cool(TM) system, and have formed a consortium, under the auspices of the American Gas Cooling Center to promote the Partnership's natural gas systems. The consortium, with various utilities currently participating, provides financial incentives and sponsors training programs for engineers and building owners. The Desert Cool(TM) system became the first desiccant-based unit ever to receive the 'Blue Star' certification for safety and quality from the American Gas Association.

      Similarly, several electric companies and research organizations are promoting the Desert Breeze(TM) system. Southern Company, a major electric company in the southeastern United States, assisted in the development of the Desert Breeze(TM) system, and various electric utilities are participating in various projects that promote the Desert Breeze(TM) system. The Company has also received financial support from the Electric Power Research Institute for field trial demonstration the results of which have validated the performance of the Partnership's electric systems.

International. International sales and marketing efforts have focused on the high humidity, rapidly developing regions of the Asian-Pacific market. In this region, manufacturing and industrial companies are generally interested in the Partnership's systems to improve workers' comfort by lowering humidity. The Partnership has manufactured and sold units assembled in the Partnership's Philadelphia manufacturing facility to customers in Japan, South Korea, Taiwan and Thailand through its licensing and distribution agreements or relationships described below. The Partnership plans to continue to market, sell and, in certain situations, assemble its climate control systems through licensing arrangements or joint ventures with other major companies in Asia-Pacific.

      During 1996 the Partnership signed a joint market development agreement with Carrier's Asia-Pacific Operations (" Carrier APO"). The agreement, which covers a significant portion of the Asia-Pacific air conditioning market, extends through March 1998 and is intended to allow Carrier APO to make a comprehensive assessment of the marketability of the Partnership's desiccant-based air conditioning and climate control systems. The license portion of the agreement grants Carrier APO exclusive rights to sell the Partnership's proprietary desiccant systems and equipment intially in 21 Asian markets, under the Carrier brand name. The agreement also grants Carrier APO exclusive assembly rights in South Korea, Australia and Malaysia. The Carrier plants will assemble the Partnership's proprietary kits, which includes rotor and cassette components, supplied from the Partnership's facilities. The Company believes that the successful field testing demonstration evaluated by Carrier in 1996 helped lead to the joint market development agreement with APO. Initially, sales and marketing efforts will target five countries: China, South Korea, Thailand, Australia and Malaysia. Carrier APO has assigned a dedicated team to direct the sales and management aspects of this program. Although it is anticipated that this agreement will develop into long-term orders for the Partnership, there can be no assurances that this will result in future orders. The Partnership did not sell any units in 1996 to Carrier APO under the joint market development agreement.

      Carrier APO will have non-exclusive right to assemble the Partnership's systems in Japan. Engelhard/ICC will continue to distribute units in Japan through its marketing partner Nichimen Engine Sales Co., a division of the approximately $60 billion Nichimen Corporation.

      In 1995, the Partnership entered into a license agreement with Chung-Hsin, Taiwan's largest air conditioning manufacturer, pursuant to which Chung-Hsin has been granted an exclusive license to manufacture and sell the Partnership's gas and electric systems in Taiwan for a period of up to five years based on achieving certain sales targets, and a non-exclusive license to manufacture and sell such systems in mainland China. In consideration for such license, Chung-Hsin paid the Partnership an initial fee of $500,000 and is required to pay a royalty of 2.5% of Chung-Hsin's sales of all desiccant-based climate control systems utilizing the Partnership's technology which are manufactured and sold by Chung-Hsin. Pursuant to a supply agreement, Chung-Hsin is required to purchase its desiccant and heat-exchange rotors from the Partnership. The Partnership also has the option to purchase systems manufactured by Chung-Hsin for resale in other Asian-Pacific countries. No units were sold to Chung-Hsin in 1996.

      Nichimen, a Japanese trading company with approximately $60 billion in annual sales, has been appointed a non-exclusive distributor of the Partnership's systems in Japan. Nichimen has established relationships with Osaka Gas, Tokyo Gas, Toho Gas, Yamaha Engine (heat pump manufacturer) and has established a national distribution network for the Partnership's systems. No assurance can be given as to whether any significant number of natural gas systems will be sold through Osaka Gas. Tokyo Gas is the largest and Osaka Gas is the second largest seller of natural gas in Japan and as part of their marketing programs promote and sell natural gas operated equipment to promote the use of natural gas.

      The Partnership has a marketing relationship with Samsung to sell its systems for its locations primarily in South Korea and other international locations. There are no assurances that Samsung will continue to purchase systems from the Partnership.

The Partnership's joint development program with AB Air in Israel for the development of a residential desiccant-based, all electric unit has not resulted in the development of such unit. Joint development activities on the residential unit with AB Air are currently not active. The Company had funded $89,000 in 1996 to AB Air in connection with the joint development program. Additional funding by the Company to AB Air is not anticipated.

      Backlog. As of March 21, 1997, the Partnership's backlog of purchase orders for climate control equipment was approximately $3,000,000.

MANUFACTURING

      At its Miami facility, the Partnership manufactures all of its proprietary honeycomb desiccant and heat-exchange rotors and coats the desiccant rotors with ETS(TM). The Partnership also manufactures certain other parts and assembles, tests and ships completed systems from its leased manufacturing facility in Philadelphia, Pennsylvania. The Partnership plans to expand its Philadelphia area assembly manufacturing capacity and through a consolidation of its current operations at a larger facility in the suburbs of Philadelphia to support anticipated growth. See "Business -- Properties."

      In December 1994, the Partnership acquired for $8 million in cash, the real property and substantially all of the assets of Ciba-Geigy's manufacturing facility in Miami, from which the Partnership had been purchasing the honeycomb substrate currently used in producing the Partnership's desiccant and heat-exchange rotors. The Partnership sought to manufacture its own substrate and rotors to lower production costs, further improve the rotors and expand production capacity to meet potential market demand. In addition, the acquisition gave the Partnership more control of a critical technology and manufacturing process for its current products. The Partnership acquired a perpetual, exclusive technology license for the proprietary process to manufacture such small cell, honeycomb substrate for use in air cooling, conditioning and dehumidification applications, and certain other fluid applications. In connection with the acquisition of the Miami facility, the Partnership entered into a five-year requirements contract to continue to supply Ciba-Geigy with the honeycomb substrate material for the aerospace industry. As a result of the combination of the composite businesses of Ciba-Geigy and Hexcel Corporation the combined businesses operate now under the name Hexcel. All rights and obligations under the requirements contract were assigned to Hexcel. The Partnership is required to make available to Hexcel in each year of the contract certain percentages of the Miami facility's production capacity, ranging from 75% in 1996 to 30% in 2000. The contract is subject to early termination by Hexcel at any time after 18 months, upon six months' notice.

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

      ETS(TM) is a patented desiccant material manufactured exclusively by Engelhard. Pursuant to the Engelhard Supply Agreement, the Partnership has agreed to purchase exclusively from Engelhard all of the ETS(TM) or any improved desiccant material developed by Engelhard that the Partnership may require in connection with the conduct of the Partnership's business. In turn, Engelhard has agreed to sell to the Partnership its total requirements for ETS(TM) or any improved desiccant material developed by Engelhard. The price for ETS(TM) is adjusted as of January 1 of each year during the term of the Engelhard Supply Agreement, which initially expires December 31, 1997, but may be extended by either party for additional two-year periods up to December 31, 2003. The Engelhard Supply Agreement does not include specific purchase prices but does contain a 'competitive offer' provision, whereby the Partnership is able to purchase from third parties similar desiccant products that are equal to or better than the products sold by Engelhard should they become available, at a price that is lower than the price established for ETS(TM) or any improved desiccant material sold by Engelhard under the Engelhard Supply Agreement, provided, however, that (i) Engelhard has the right to meet such 'competitive offer' in all material respects and (ii) any such third party offer must be able to meet the Partnership's requirements for such desiccants in all material respects in order to be considered a 'competitive offer.'

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

      Pursuant to the Partnership Agreement, the Partnership is managed by a Management Committee comprised of two members, one selected by each of the Company and Engelhard. Irwin L. Gross, Chairman and President is the Company's representative. Mr. Gross is also the Chief Executive Officer of the Partnership and has an employment agreement with the Partnership that expires in 1999.

      In accordance with the Partnership Agreement, the Company has granted Engelhard options to acquire up to all of the Company's interest in the Partnership at the rate of 25% of such interest per year, with each such 25% option exercisable commencing in 1998 and extending through and including 2001, based on a price equal to 95% of the fair market value of the Partnership as of the preceding December 31, determined by an investment banking firm selected by the Company and Engelhard. Upon the occurrence of an event of default by the Company under the Partnership Agreement (including bankruptcy of the Company or failure by the Company to comply with, or a violation of, any material term or condition of the Partnership Agreement which is not cured within a 45-day period), Engelhard may accelerate the option. In addition, Engelhard's purchase options are cumulative and any option unexercised as of the end of the exercise period may be exercised as of any future exercise period, provided that all previously unexercised options must be exercised and all options automatically expire if Engelhard does not elect to exercise both of its first two options. There can be no assurances as to whether Engelhard will or will not exercise any or all of its options to purchase the Company's interest in the Partnership. In the event that Engelhard's interest in the Partnership increases to more than 70%, Engelhard will be entitled to designate an additional member to the Management Committee and thereby will control the management of the Partnership.

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

PATENTS AND PROPRIETARY INFORMATION

      The Partnership's ability to compete effectively with other manufacturers of climate control equipment is dependent upon, among other things, a combination of (i) the Partnership's proprietary desiccant system design, (ii) Engelhard's patented ETS(TM) and (iii) Hexcel's proprietary process licensed to the Partnership and utilized in manufacturing the small cell, honeycomb substrate material used to make the Partnership's rotors. The Partnership has been issued eight United States patents covering certain of its desiccant technology. Several U.S. and foreign patent applications are pending which are directed to the products manufactured and sold by the Partnership and additional patent filings are expected to be made in the future.

      The Company was granted one U.S. patent expiring in 2010, which it assigned to the Partnership, related to using a microprocessor to control the desiccant cooling systems in order to increase the energy efficiency or effectiveness of the desiccant cooling process. The Partnership was granted seven U.S. patents expiring between 2013 and 2015, protecting the Partnership's intellectual property. The patents granted relate to the Partnership's desiccant climate control systems which the Partnership believes provides it with meaningful exclusivity rights. Similar patents have also been applied for by the Partnership in selected Asia-Pacific rim countries.

      Under the Engelhard License Agreement, Engelhard granted the Partnership an exclusive, royalty-free license during the existence of the Partnership to use Engelhard's proprietary technology relating to ETS(TM) for use in the Partnership's business, including heating, ventilation and air conditioning applications. The license also includes any new technology conceived by Engelhard's employees or representatives after execution of the Engelhard License Agreement, which is developed for use by the Partnership in connection with the Partnership's business. In turn, the Partnership has agreed not to license or grant any rights in technology owned by the Partnership to any person or entity, except that the Partnership will grant Engelhard or the Company, upon request, a non-exclusive license to make, utilize and sell Partnership technology in any business other than the Partnership's business at a reasonable royalty rate to be negotiated at the time of the grant of such license. See 'Business --Supplies and Materials.'

      In connection with the acquisition of Ciba-Geigy's manufacturing facility in Miami, the Partnership acquired an exclusive, perpetual technology license to use Hexcel's (successor to Ciba-Geigy) proprietary process in air cooling, conditioning and dehumidifying applications, which is currently necessary to manufacture the small cell, honeycomb substrate material used in manufacturing the Partnership's proprietary desiccant and heat exchange rotors. See "Business -- Manufacturing."

      The Partnership has filed trademark applications for "Desert Cool(TM)" and "Desert Breeze(TM)" in the United States and overseas for heating, ventilation and air conditioning systems.

ENGINEERING, RESEARCH AND DEVELOPMENT

      The Partnership's engineering, research and development activities focus on designing systems for specific applications as well as improving the performance and efficiency and lowering the costs of its climate control systems.

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

EMPLOYEES

      Effective February 7, 1994, substantially all of the employees of the Company became employees of the Partnership. The Company employed five full-time persons and the Partnership employed 138 full-time persons as of December 31, 1996, none of whom are represented by unions. The Partnership furloughed approximately 40 manufactacturing employees at the end of December 1996; however, approximately half of the manufacturing employees furloughed have been recalled to date.

GOVERNMENT REGULATION

      In recent years, increasing concern about damage to the earth's ozone layer caused by ozone depleting substances has resulted in significant legislation governing the production of products containing CFCs. Under the Montreal Protocol on Substances that Deplete the Ozone Layer, as amended in 1992 (the 'Montreal Protocol'), the approximately 130 signatory countries have agreed to cease all production and consumption of CFCs, some of which are utilized in air conditioning and refrigeration equipment. The Montreal Protocol has been implemented in the United States through the Clean Air Act and the regulations promulgated thereunder by the Environmental Protection Agency (the 'EPA'). The production and use of refrigerants containing CFCs are subject to extensive and changing federal and state laws and substantial regulation under these laws by federal, state and local government agencies. In addition to the United States, Japan, mainland China, Israel and Thailand are among the signatories to the Montreal Protocol. The manner in which other countries implement the Montreal Protocol could differ from the approach taken in the United States.

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

      The Framework Convention on Climate Change (the '1992 Rio Accord') and related conferences and agreements focused on the link between economic development and environmental protection. Under the Rio Accord, approximately 180 signatory countries have agreed to establish a process by which they can monitor and control the emission of 'greenhouse gases,' defined as gaseous constituents of the atmosphere that absorb and re-emit infrared radiation, which include HFCs. Parties to the 1992 Rio Accord must provide national inventories of 'sources' (which release greenhouse gases, aerosols or precursors thereof into the atmosphere) and 'sinks' (which remove greenhouse gases, aerosols or precursors thereof from the atmosphere), and regular reports on policies and measures which limit the emissions by sources and enhance the removal by sinks of gases not controlled by the Montreal Protocol. No given level or specific date for the control of greenhouse gas emissions have been explicitly provided, although the United States government submitted a plan to the Rio Standing Committee on its proposal for achieving this goal by the year 2000 and Articles 2(a) and (b) of the 1992 Rio Accord indicated there was an initial goal of returning to 1990 levels of greenhouse gas emissions by the year 2000.

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

      The indoor air quality standards in the United States, as set forth by ASHRAE Standard 62-1989 Ventilation for Acceptable Indoor Air Quality, now require that up to 200-300% more fresh air be introduced into buildings as compared to prior regulations. The purpose of such standards is to specify minimum ventilation levels and indoor air quality levels in order to minimize the potential for adverse health effects typically associated with 'Sick Building Syndrome.' According to a recent study by the National Conference of States on Building Codes and Standards, Inc. (the 'NCSBCS Study'), there are 30 states which have incorporated the ASHRAE 62-1989 ventilation standards in one form or another as mandatory building code requirements into their respective building codes (including energy and mechanical codes) for new construction of certain and, in some cases, all types of buildings. Of such states, 18 states require mandatory compliance with ASHRAE 62-1989 by all local jurisdictions and an additional seven states require all local jurisdictions which elect to adopt a building code to comply, at a minimum, with ASHRAE 62-1989. According to the NCSBCS Study, there are ten other states which, while not adopting ASHRAE 62-1989 into their building codes, have referenced ASHRAE 62-1989 as a recognized industry standard. Of the remaining 10 states, five states have adopted building codes with ventilation requirements similar to those of ASHRAE 62-1989 and several major cities in the remaining five states either reference ASHRAE 62-1989 as an industry standard or set similar ventilation requirements according to the NCSBCS Study. In addition, the Company believes that due to liability concerns and customer demands, it is an increasingly standard engineering practice throughout the country to incorporate the ASHRAE ventilation standards in new commercial building construction even when not required by applicable building codes, and the Company believes that the Partnership's business prospects are enhanced because the Partnership's climate control systems currently enable buildings to meet or exceed such standards.

      A new revised standard under consideration, ASHRAE 62-1989R, would limit space relative humidity to 60% or less, the Company believes that the Partnership's climate control systems currently enable buildings to meet or exceed such standards.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

      Except for historical matters contained herein, the matters discussed in this Form 10-K are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements reflect numerous assumptions and involve risks and uncertainties which may affect the Company's or the Partnership's business, financial position and prospects and cause actual results to differ materially from these forward-looking statements. The assumptions and risks include sufficient funds to finance working capital and other financing requirements of the Company and the Partnership, market acceptance of the Partnership's products, dependence on proprietary technology, competition in the air conditioning industry and others set forth in the Company's filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

      The principal executive offices of both the Company and the Partnership are currently located at 441 North 5th Street, Suite 102, Philadelphia, Pennsylvania 19123. The Partnership currently has approximately 15,000 square feet of office space under a month-to-month lease at this location. The Company occupies office space within the Partnership's offices and is charged for such space proportionately. The Partnership's lease requires a monthly rental payment of approximately $10,000 plus utility and tax costs, of which the Company's share is approximately $1,000 per month, plus its proportionate share of utility and tax costs.

      The Partnership currently assembles its systems at a 55,000 square foot manufacturing facility located in Philadelphia, Pennsylvania leased by the Partnership through March 31, 1998. Additionally, the Partnership rents various storage facilities under short-term leases to serve as depots for parts and supplies. In April 1997, the Company and Partnership will relocate its principal executive offices and related manufacturing facility in Philadelphia to a 138,000 square foot facility located in Hatboro, Pennsylvania. The Hatboro facility will enable the Partnership to consolidate all Philadelphia operations in one building versus four separate buildings in various locations.

      The Partnership currently produces the small cell, honeycomb substrate material and the desiccant and heat-exchange rotors in its 75,000 square feet manufacturing facility in Miami, Florida and had leased a 24,000 square foot storage facility and parking lot adjacent to the manufacturing facility.

ITEM 3. LEGAL PROCEEDINGS

     In February 1997, the Company filed a Complaint in the Court of Common Pleas, Philadelphia County (February Term, 1997, No. 496), asserting a claim against Engelhard's acquisition of Telaire Systems, Inc. Aside from the preceding claim, the Company is not engaged in any material lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     ICC's Common Stock trades on the Nasdaq National Market under the symbol ICGN. Prior to Feruary 15, 1996 the Company's Stock was listed on the Nasdaq Small Cap Market. Based on reports provided by Nasdaq, the range of high and low bids for ICC's Common Stock for the two most recent fiscal years are as follows:

                                1996
                 4th Qtr            3rd Qtr         2nd Qtr         1st Qtr
                 -------            -------         -------         -------
High Bid:        $7.75              $9.25           $10.00          $12.38
Low Bid:         $4.88              $5.25           $ 5.38          $ 6.38


                                1995
                 4th Qtr            3rd Qtr         2nd Qtr         1st Qtr
                 -------            -------         -------         -------
High Bid:        $15.38             $18.38          $15.50          $13.63
Low Bid:         $10.25             $13.88          $11.50          $ 7.81

     The above quotations reported by Nasdaq represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations may not represent actual transactions. On March 21, 1997, the last reported sale price for the Common Stock was $5.38 per share.


     As of March 21,1997, ICC had approximately 1,300 recordholders of Common Stock. This number was derived from the Company's stockholder records, and does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. The Company believes that the number of beneficial owners of its Common Stock exceeds 12,000. Holders of Common Stock are entitled to share ratably in dividends, if and when declared by the Board of Directors. Other than an in-kind warrant dividend declared by the Board of Directors in June 1990, the Company has never paid a dividend on its Common Stock and it is unlikely that any dividends will be paid in the foreseeable future. The payment of cash dividends on the Common Stock will depend on, among other things, the earnings, capital requirements and financial condition of the Company and the Partnership, and general business conditions. In addition, future borrowings or issuances of Preferred Stock may prohibit or restrict the Company's ability to pay or declare dividends.

     In connection with the completion of the Company's 2,500,000 share secondary offering in February 1996, the Company declared and paid the accrued dividends on the Preferred Stock which amounted to approximately $1,044,000. Subsequent to the completion of the secondary offering, all outstanding shares of Preferred Stock were either redeemed in cash or converted into Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data of the Company for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 have been derived from financial statements that have been audited by the Company's Independent Accountants, whose reports thereon include an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. There were no cash dividends paid to holders of Common Stock in any of these years. The data should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Form 10-K.


(ALL AMOUNTS EXPRESSED IN DOLLARS EXCEPT WEIGHTED AVERAGE SHARES OUTSTANDING)

                                                                 Year Ended December 31:
                                     ----------------------------------------------------------------------------
INCOME STATEMENT DATA:                 1996(1)          1995(1)         1994(1)            1993            1992
                                       -------          -------         -------            ----            ----
Revenues(2)                          $   688,411      $   362,153     $   162,285     $ 1,216,032     $   962,185

Expenses(3)                            7,843,020        6,685,526       4,553,367       5,273,884       3,529,058
                                     -----------      -----------     -----------     -----------     -----------
Net Loss                              (7,154,609)      (6,323,373)     (4,391,082)     (4,057,852)     (2,566,873)

Cumulative Preferred Stock
  Dividend Requirement                   (49,655)        (301,413)       (227,750)       (261,500)       (241,938)
                                     -----------      -----------     -----------     -----------     -----------
Net Loss Applicable to
  Common Stockholders                $(7,204,264)     $(6,624,786)    $(4,618,832)    $(4,319,352)    $(2,808,811)
                                     ===========      ===========     ===========     ===========     ===========

Loss per Common Share                $      (.35)     $      (.47)    $      (.41)    $      (.51)    $      (.47)

Weighted Average
  Shares Outstanding                  20,322,952       14,072,867      11,390,981       8,550,852       5,978,505


                                                                     December 31:
                                     -----------------------------------------------------------------------------
BALANCE SHEET DATA:                    1996(1)         1995(1)          1994(1)          1993             1992
                                       -------         -------          -------          ----             ----
Total Assets                         $12,250,865      $4,796,426      $2,397,522      $2,564,302      $   997,632

Working Capital (Deficit)              9,661,805       1,827,797       1,072,485       1,206,700         (416,301)

Long-term Obligations                          0               0         150,000         650,000          300,000

Total Liabilities                      2,179,467       3,262,614         426,782       1,520,631        1,458,648

Stockholders'  Equity (Deficit)       10,071,398       1,533,812       1,970,740       1,043,671         (461,016)

(1) -On February 7, 1994, the Company transferred its desiccant climate control business in exchange for a 50% interest in the Partnership. The data should be read in conjunction with the Partnership's financial statements and the notes thereto included elsewhere in this Form 10-K.
(2) -Revenues consist of interest income and other income. For periods prior to the formation of the Partnership on February 7, 1994 revenues include sale of equipment.
(3) -Expenses consists of equity interest in net loss of Engelhard/ICC, general and administrative expense and interest expense. For periods prior to the formation of the Partnership on February 7, 1994 expenses includes cost of goods sold and other operating expenses.

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

     Pursuant to the formation of the Partnership on February 7, 1994, the Company transferred its assets related to its desiccant climate control business, subject to certain liabilities, to the Partnership in exchange for a 50% interest in the Partnership through its wholly-owned subsidiary, ICC Desiccant Technologies, Inc. Engelhard, in exchange for a 50% interest in the Partnership, contributed capital to the Partnership, entered into the Engelhard Supply Agreement to sell ETS(TM) to the Partnership and entered into the Engelhard License Agreement granting the Partnership an exclusive royalty-free license to use ETS(TM) in the Partnership's business, including heating, ventilation and air conditioning. The desiccant climate control business conducted by the Company prior to the formation of the Partnership is now being conducted by the Partnership, and the Company has become principally a holding company. Further, substantially all of the employees of the Company became employees of the Partnership and the leases for the space occupied by, and certain other obligations of, the Company were assumed by the Partnership.

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


RESULTS OF OPERATIONS

Years Ended December 31, 1996 and 1995


     The Partnership's revenue for the year ended December 31, 1996 increased $1,560,330 to $10,504,609 from $8,944,279 for the year ended December 31, 1995.
This increase in revenues is due primarily to increased equipment sales, the effects of which more than offset a decline in sale of substrate and the receipt of a non-recurring licensing fee in 1995. Equipment sales increased 138% to approximately $6.1 million in 1996 compared to approximately $2.6 million in 1995. The sale of substrate from the Miami plant to Hexcel pursuant to a supply agreement decreased to approximately $4.3 million in 1996 from $5.8 million in 1995. In 1995 a non-recurring licensing fee of $500,000 from Chung-Hsin was earned while no licensing fees were earned in 1996. The Partnership's gross loss for the year ended December 31, 1996 increased $991,104 to $2,330,820 from $1,339,716 for the year ended December 31,1995. The increase in gross loss is due primarily to reduced margins on the sale of substrate of approximately $400,000 attributable to the decline in substrate sales and receipt in 1995 of the non-recurring licensing fee of $500,000.

     The Partnership's operating expenses increased $1,298,949 to $9,821,874 for the year ended December 31, 1996 compared to $8,522,925 for the year ended December 31, 1995, due to higher general and administrative, marketing and engineering costs. General and administrative costs increased approximately $1,108,000 the result of increased payroll and severance costs and increase in provision to inventory allowance for obsolescence. Marketing expenses increased approximately $152,000 as a result of increased marketing efforts and increased sales and marketing personnel. Engineering costs increased approximately $117,000. The loss from operations for the year ended December 31,1996 increased $2,290,053 to $12,152,694 compared to $9,862,641 for the year ended December 31, 1995.

     The Partnership's net loss increased $2,017,441 to $12,589,664 for the year ended December 31, 1996 from $10,572,223 for the year ended December 31, 1995 due to the increase in the loss of operations of $2,290,053 discussed above which more than offset a $272,612 decrease in interest expense resulting primarily from reduced interest rates.

     The Company realized an increase in interest and other income of $326,258 to $688,411 for the year ended December 31, 1996 as compared to $362,153 for the year ended December 31,1995, which was primarily attributable to an increase in the average balance of cash equivalents resulting from the investing of the proceeds from the secondary public offering in the first quarter for the year ended December 31, 1996. The Company's increase in its 50% equity interest in the net loss of the Partnership increased $1,008,720 to $ 6,294,832 for the year ended December 31, 1996 as compared to $5,286,112 for the year ended December 31, 1995. The Company's general and administrative expenses increased $162,430 to $1,545,594 for the year ended December 31, 1996 compared to $1,383,164 for the same period in 1995 primarily the result of an increased payroll and other administrative costs.

     The Company's net loss for the year ended December 31, 1996 increased $831,236 to $7,154,609 from $6,323,373 for the same period in 1995. Net loss per share of Common Stock decreased $.12 to $.35 for the year ended December 31, 1995 from $.47 for the same period in 1995 primarily the result of additional shares outstanding resulting from the public secondary offering.


Years Ended December 31, 1995 and 1994

The Partnership's revenue for the year ended December 31, 1995 increased $7,323,893 to $8,944,279 from $1,620,386 for the period from Formation to December 31, 1994 due to the fabrication of substrate for Ciba-Geigy pursuant to a supply agreement (the rights and obligations of which were subsequently assigned to Hexcel in 1995), increased equipment sales and licensing fees. The increase was attributable to revenue of $5,801,666 from the fabrication of substrate for Ciba-Geigy and the increase of $1,028,439 in equipment sales and $500,000 in licensing fees. The Partnership recorded a gross loss of $1,339,716 for the year ended December 31,1995 compared to a gross profit of $28,565 for the period from Formation to December 31, 1994. The gross loss was due primarily to increases in manufacturing costs of equipment in anticipation of future growth without a corresponding increase in equipment sales, which was partially offset by the licensing fees.

     The Partnership's operating expenses increased $2,794,639 to $8,522,925 in the year ended December 31, 1995 compared to $5,728,286 for the period from Formation to December 31, 1994, due to higher marketing, research and development, and general and administrative costs. Marketing expenses increased $1,350,981 as a result of increased marketing efforts and increased sales and marketing personnel. Research and development expenses increased $238,943 due to an increase in the number of research personnel and increased testing of equipment by independent laboratories. Engineering costs decreased $296,867 in this period. General and administrative expenses increased $1,501,582 primarily due to the addition of general and administrative personnel, amortization of intangibles incurred in connection with the Miami plant acquired in December 1994 and provision for reducing inventory to the lower of cost or market recorded in 1995. The loss from operations for the year ended December 31, 1995 increased $4,162,920 to $9,862,641 compared to $5,699,721 for the period from Formation to December 31, 1994.

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

     The Company's expenses relating to marketing, engineering and development decreased or were eliminated in 1995 as compared to 1994 primarily as a result of the transfer of substantially all operations to the Partnership on February 7, 1994. The Company's general and administrative expenses decreased $343,169 to $1,383,164 for the year ended December 31, 1995 compared to $1,726,333 for the same period in 1994 as a result of a reduction in professional fees offset by increased payroll expenses and other administrative costs. The Company recorded an expense of $75,000 in 1995 for services rendered by an investor relations firm. Pursuant to an agreement with such firm, the obligation was satisfied by the issuance of 26,653 shares of Common Stock. Consulting expenses of $37,500 were recognized in 1995 for warrants granted in connection with the March 1995 private placement of 300,000 shares of Common Stock.

     The Company's net loss for the year ended December 31, 1995 increased $1,932,291 to $6,323,373 from $4,391,082 for the same period in 1994. This increase in loss was attributable to the increase in the Company's 50% interest in the Partnership's loss of $2,473,689 to $5,286,112 for the year ended December 31, 1995 as compared to $2,812,423 for the same period in 1994 offset by a decline in operating costs primarily as a result of the transfer of substantially all operations to the Partnership on February 7, 1994. Net loss per share of Common Stock increased $.06 to $.47 for the year ended December 31, 1995 from $.41 for the same period in 1994.

     The Company's and the Partnership's operations have not been significantly affected by inflation.

Liquidity and Capital Resources


     The Partnership's cash and cash equivalents increased to $1,192,997 at December 31, 1996 from $346,480 at December 31, 1995. The increases were due to capital contributions from the Company and Engelhard funding the Partnership's net losses and capital investments. The Partnership is expected to require additional financing to support anticipated growth and will be dependent on the Company and Engelhard to provide additional financing to support its current operations and future expansion. There can be no assurance that the Company or Engelhard will be willing, or able, to provide such additional financing.

     Net cash used in operating activities by the Partnership was $12,441,884 for the year ended December 31, 1996 due to the net loss of $12,589,664, net working capital needs of $2,205,778 which offset noncash charges of $2,353,558. Net working capital utilized was primarily the result of increases in inventory and receivables which offset the increase in payables related to the increased sales. Net cash used in investing activities by the Partnership was $716,703 for the year ended December 31, 1996. Net cash used in investing activities was primarily the result of additional equipment and fixtures which was offset by drawn cash held in escrow. Operating and investing activities were financed by $14 million in capital contributions equally by the Company and Engelhard. Subsequent to December 31, 1996, each partner made capital contributions of $1,000,000 for the general working requirements of the Partnership.

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

      Net cash used in operating activities by the Partnership was $12,105,251 for the year ended December 31, 1995 due to the net loss of $10,572,223, net working capital needs of $3,265,030 which offset noncash charges of $1,732,002. Net working capital utilized was primarily the result of increases in inventory and receivables related to the increased sales. Capital expenditures of approximately $1,400,000 were incurred primarily for machinery and equipment. Net cash used in operating activities and capital expenditures were financed with net borrowings of $7,194,988 and capital contributions aggregating $6,000,000 from the Company and Engelhard.

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

     The Company's cash and cash equivalents amounted to $9,641,114, $1,573,475 and $1,114,000 at December 31, 1996, 1995 and 1994, respectively. The cash utilized in the Company's operating and investing activities was financed primarily through proceeds from the issuance of Common Stock from the public secondary offering in February 1996 and exercise of stock options and warrants. Management believes the Partnership will require additional capital contributions during 1997, and the Company plans to satisfy its 50% portion of such capital contribution requirements from its available cash and cash equivalents. To the extent Partnership capital contributions in excess of the net proceeds are required, or the Company requires additional funds to continue its activities, the Company would expect to satisfy such requirements by seeking equity financing. The Company's ability to successfully obtain equity financing in the future is dependent in part on market conditions and the performance of the Partnership. There can be no assurance that the Company will be able to obtain equity financing in the future.

     Net cash used in operating activities by the Company was $711,675 for the year ended December 31, 1996 due to the net loss, before non-cash charges and the Company's 50% share of the net loss of the Partnership, of $845,687 and net working capital provided of $134,012. The Company made additional capital contributions of $7,000,000 to the Partnership during 1996. Net cash used in operating activities and for investments in the Partnership were financed through the issuance of Common Stock through proceeds from the issuance of Common Stock from the public secondary offering in February 1996 and exercise of stock options and warrants. Net cash provided by financing activities was approximately $15.8 million of which approximately $17.3 was provided from the issuance of Common Stock which was offset by the cash redemption of Preferred Stock of approximately $981,000 and cash dividend on Preferred Stock of approximately $395,000.

     Net cash used in operating activities by the Company was $1,297,534 for the year ended December 31, 1995 due to the net loss, before non-cash charges and the Company's 50% share of the net loss of the Partnership, of $914,170 and net working capital needs of $383,364 since the Company transferred its desiccant climate control business to the Partnership in February 1994. The Company was repaid $1,500,000 (and converted $2,500,000 to a capital contribution to the Partnership) of the $4,000,000 loan extended to the Partnership to acquire the Ciba-Geigy manufacturing facility in May 1995. The Company made additional capital contributions of $3,000,000 to the Partnership and supported a portion of its guarantee of the $8,500,000 industrial development revenue bonds issued by the Partnership with a $2,500,000 irrevocable letter of credit collateralized with a certificate of deposit for a like amount. Net cash used in operating activities and for investments in the Partnership were financed by issuing Common Stock for net proceeds of $5,761,445 for the year ended December 31, 1995.

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

     Net cash used in operating activities by the Company was $1,373,000 for the year ended December 31, 1994 due to the net loss, before non-cash charges and the Company's 50% share of the net loss of the Partnership, of $1,239,000 and net working capital needs of $134,000 since the Company transferred its desiccant climate control business to the Partnership in February 1994. The Company and Engelhard each extended a $4,000,000 loan to the Partnership to acquire the Ciba-Geigy's Miami substrate manufacturing plant in December 1994. Net cash used in operating activities and for investments in the Partnership were financed by issuing Common Stock and warrants for net proceeds of $5,139,000 and from borrowings of $400,000 from Engelhard.

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

      The independent accountants' report on the audit of the Company's 1996 financial statements includes an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses since inception amounting to approximately $41 million through December 31, 1996. In order to continue operations, the Company has had to raise additional capital to offset cash consumed in operations and support of the Partnership. The Company's continuation as a going concern is dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis; (ii) obtain additional financing or refinancing as may be required; and (iii) ultimately, attain profitable operations and positive cash flow from its operations and its investment in the Partnership. The independent accountants' report on the audit of the Partnership's 1996 financial statements also includes an explanatory paragraph regarding substantial doubt about the Partnership's ability to continue as a going concern. The Partnership's continuation as a going concern will remain dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis; (ii) obtain additional financing or refinancing as may be required; and (iii) ultimately, attain profitable operations and positive cash flow from operations.

New Accounting Standard

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128") on earnings per share. The new statement prescribes the method by which basis for computing the dilutive effect of outstanding options and warrants. SFAS 128 requires the ommission of securities which would have an antidilutive effect on the computation of earnings per share. The new pronouncement is effective for the year ended 1997. The Company believes that the new pronouncement will not have a significant impact on its calculation of earnings per share.

Safe Harbor for Forward-Looking Statements

     Except for historical matters contained herein, the matters discussed in this Form 10-K are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements reflect numerous assumptions and involve risks and uncertainties which may affect the Company's or the Partnership's business, financial position and prospects and cause actual results to differ materially from these forward-looking statements. The assumptions and risks include sufficient funds to finance working capital and other financing requirements of the Company and the

Partnership, market acceptance of the Partnership's products, dependence on proprietary technology, competition in the air conditioning industry and others set forth in the Company's filings with the Securities and Exchange Commission.



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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The required information with respect to each director and executive officer is contained in the Company 's definitive Proxy Statement in connection with its Annual Meeting to be filed within 120 days of the Registrant's year ended December 31, 1996 ("1997 Annual Meeting"), which is hereby incorporated by reference in this Form 10-K Annual Report.

ITEM 11.   EXECUTIVE COMPENSATION

                  The required information with respect to executive compensation is contained in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting to be filed within 120 days of the Registrant's year ended December 31, 1996, which is hereby incorporated by reference in this Form 10-K Annual Report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The required information with respect to security ownership of certain beneficial owners and management is contained in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting to be filed within 120 days of the Registrant's year ended December 31, 1996, which is hereby incorporated by reference in this Form 10-K Annual Report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The required information with respect to certain relationships and related transactions is contained in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting to be filed within 120 days of the Registrant's year ended December 31, 1996, which is hereby incorporated by reference in this Form 10-K Annual Report.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following is a list of certain documents filed as a part of this Form 10-K Report:

                (1)   Financial Statements of the Registrant.

                      (I)   Report of Independent Accountants

                      (ii) Consolidated Balance Sheets at December 31, 1996 and 1995.

                      (iii) Consolidated Statements of Operations for the
                            years ended December 31, 1996, 1995 and 1994.

                      (iv)  Consolidated Statements of Changes in
                            Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994.

                      (v) Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

                      (vii) Notes to Consolidated Financial Statements.

All other schedules specified in Item 8 or Item 14(d) of Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

          (b)   Reports on Form 8-K

                None

          (c) The following table sets forth those exhibits filed pursuant to Item 601 of Regulation S-K. Exhibits identified with an asterisk ("*") below comprise executive compensation plans and arrangements:

          Exhibit                  Description
          -------                  -----------

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

            3.1 Articles of Incorporation and Bylaws. Incorporated by reference from ICC's Form 10 filed on September 16, 1985.

            3.2 Amendment to Articles of Incorporation changing name to ICC Technologies, Inc. Incorporated by reference from ICC's Form 8-K dated June 12, 1990.

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

           10.1 Lease Agreement for the Partnership's Executive Offices dated June 14, 1989. Incorporated by reference from ICC's Form 8-K dated June 12, 1990.

           10.2 The Company's Incentive Stock Option Plan, as amended was filed as Exhibit 4(g) to the Company's Registration Statement on Form S-8, No. 33-85636 filed on October 26, 1994 and is hereby incorporated by reference.

           10.3 The Company's Nonqualified Stock Option Plan, as amended and restated, was filed as Exhibit C to the Company's Definitive Proxy Statement dated November 18, 1994 for Stockholders Meeting held December 15, 1994 and is hereby incorporated by reference.

           10.4 ICC Technologies, Inc., Equity Plan for Directors Incorporated by reference from ICC's Definitive Proxy Statement dated November 18, 1994 for Stockholders Meeting held December 15, 1994.

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

            10.7 Joint Development Program Agreement between ICC Technologies Inc., and Engelhard Corporation dated May 26, 1992. Incorporated by reference from ICC's Form 10-K for the fiscal year ended December 31, 1992.

            10.8 Employment Agreement between William A. Wilson and ICC Technologies Inc., dated July 2, 1991 Incorporated by reference from ICC's Quarterly Report on Form 10-Q for period ended September 30, 1991.

            10.9 Amendment dated February 28, 1994 to Employment Agreement between William A. Wilson and ICC Technologies Inc. incorporated by reference from ICC's Form 10-K for the fiscal year ended December 31, 1994.

            10.10 General Partnership Agreement of Engelhard/ICC ,between
                  Engelhard DT Inc. and ICC Desiccant Technologies, Inc., dated February 7, 1994 was filed as an exhibit to the Company's registration statement filed on Form S-2 declared effective February 14, 1996 (registration number 33-80223) and is hereby incorporated by reference.

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

            10.24 Form of Amendment assignment and transfer to Hexcel all contracts between Engelhard/ICC and Ciba-Geigy, dated October 19, 1995.

            10.25 Asia Pacific Market Development Agreement between Carrier APO and the Partnership dated September 12, 1996.

            10.26 Agreement of Lease Between 330 South Warminster Associates,
                  L.P. as Landlord and Engelhard/ICC as Tenant, including lease guarantee, dated February 4, 1997.

            21 Subsidiaries of ICC Technologies, Inc. ICC Desiccant Technologies, Inc.

            23    Consent of Coopers & Lybrand L.L.P., Independent Accountants

            27    Financial Data Schedule




(d) The following is a list of certain documents required by Regulation S-X consisting of financial statements of the fifty percent owned general partnership Engelhard/ICC included in this Form 10-K Annual Report:


      (1)   Financial Statements.

            (i)   Report of Independent Accountants

            (ii)  Balance Sheet at December 31, 1996 and 1995.

            (iii) Statements of Operations for the years ended December 31, 1996 and 1995 and the period February 7, 1994 (date of formation) to December 31, 1994.

            (iv) Statements of Changes in Partners' Capital for the years ended December 31, 1996 and 1995 and for the period February 7, 1994 (date of formation) to December 31, 1994.

            (v) Statements of Cash Flows for the years ended December 31, 1996 and 1995 and for the period February 7, 1994 (date of formation) to December 31, 1994.

            (vii) Notes to Financial Statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS




The Stockholders of ICC Technologies

We have audited the accompanying consolidated balance sheets of ICC Technologies, Inc. (ICC) as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of ICC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICC Technologies, Inc. as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that ICC will continue as a going concern. As discussed in Note 1, ICC incurred losses accumulating to $40,700,328 through December 31, 1996. This factor, among others, raises substantial doubt about ICC's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 19 , 1997

                             ICC TECHNOLOGIES, INC
                          CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,       December 31,
                                                                                                      1996                1995
                                                                                                   ------------       ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
        Cash and cash equivalents                                                                  $  9,641,114       $  1,573,475
        Receivables -
                Employees                                                                                     0             28,667
                Engelhard/ICC                                                                                 0            160,973
        Prepaid expenses and other                                                                      108,161            530,131
                                                                                                   ------------       ------------
                                        Total current assets                                          9,749,275          2,293,246


RESTRICTED CASH EQUIVALENTS                                                                           2,500,000          2,500,000
PROPERTY AND EQUIPMENT, net                                                                               1,590              3,180
                                                                                                   ------------       ------------
                                                Total assets                                       $ 12,250,865       $  4,796,426
                                                                                                   ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
        Accounts payable                                                                           $     22,210       $     28,358
        Payable to Engelhard/ICC                                                                         17,035                  0
        Current portion of note payable to stockholder                                                        0            150,000
        Accrued liabilities                                                                              48,227            287,091
                                                                                                   ------------       ------------
                                        Total current liabilities                                        87,472            465,449
                                                                                                   ------------       ------------
LOSSES OF ENGELHARD/ICC IN EXCESS OF INVESTMENTS                                                      2,091,997          2,797,165
                                                                                                   ------------       ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value -
                Series  F, authorized 6,885 shares, issued and outstanding 0 shares at December 31, 1996 and 135 shares at December
                        31, 1995 (liquidation value $256,270
                         at December 31, 1995)                                                                0                  1
                Series G Convertible, authorized 400 shares, issued and outstanding 0 shares at December 31, 1996 and 350 shares  at December 31, 1995
                         (liquidation value $664,404 at December 31, 1995)                                    0                  4
                Series H Convertible, authorized 1,500 shares, issued and outstanding 0 shares
                        at December 31, 1996 and 1,500 shares at December 31, 1995                            0                 15
                Series I, authorized 500 shares, issued and outstanding 0 shares at December 31,
                        1996 and 500 shares at December 31, 1995                                              0                  5
                Series J, authorized, 225 shares,  issued and outstanding 0 shares at December 31,
                        1996 and 225 shares at December 31, 1995                                              0                  2
        Common stock, $.01 par value, authorized 50,000,000 shares, issued 21,282,354 shares at December 31, 1996 and 14,692,193
                shares at December 31, 1995                                                             212,824            146,923
        Additional paid-in capital                                                                   50,730,330         35,104,011
        Accumulated deficit                                                                         (40,700,328)       (33,545,719)
        Less:  Treasury common stock, at cost, 66,227 shares                                           (171,430)          (171,430)
                                                                                                   ------------       ------------
                                        Total stockholders' equity                                   10,071,396          1,533,812
                                                                                                   ------------       ------------
                                                Total liabilities and stockholders' equity         $ 12,250,865       $  4,796,426
                                                                                                   ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended December 31,
                                                        --------------------------------------------------
                                                            1996               1995               1994
                                                        ------------       ------------       ------------
REVENUES:
      Interest and other income                         $    688,411       $    362,153       $    162,285
EXPENSES:
      Equity interest in net loss of Engelhard/ICC         6,294,832          5,286,112          2,812,423
      General and administrative                           1,545,594          1,383,164          1,726,333
      Interest                                                 2,594             16,250             14,611
                                                        ------------       ------------       ------------
           Total expenses                                  7,843,020          6,685,526          4,553,367
                                                        ------------       ------------       ------------
NET LOSS                                                $ (7,154,609)      $ (6,323,373)      $ (4,391,082)
CUMULATIVE PREFERRED STOCK
      DIVIDEND REQUIREMENTS                                  (49,655)          (301,413)          (227,750)
                                                        ------------       ------------       ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS              $ (7,204,264)      $ (6,624,786)      $ (4,618,832)
                                                        ============       ============       ============
NET LOSS PER COMMON SHARE                               $      (0.35)      $      (0.47)      $      (0.41)
                                                        ============       ============       ============
WEIGHTED AVERAGE COMMON SHARES                            20,322,952         14,072,867         11,390,981
                                                        ============       ============       ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ICC TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended December 31, 1996, 1995, and 1994

                                                                          Common        Additional                    Treasury
                                                             Preferred     Stock          Paid-in      Accumulated     Stock,
                                                               Stock   ($.01 par value)   Capital        Deficit       at Cost
                                                             ---------  -------------- ------------   -------------   ----------
BALANCE, DECEMBER  31, 1993                                    $ 101      $ 99,693     $ 23,946,571   $(22,831,264)   $(171,430)
      Conversion of 600 shares Series H preferred stock into
           300,000 shares of common stock                         (6)        3,000           (2,994)             0            0
      Issuance of 1,100,000 shares of common stock through
           a private placement, net of offering expenses           0        11,000        3,477,920              0            0
      Issuance of 919,354 shares of common stock through
           exercise of stock options and warrants                  0         9,194        1,640,837              0            0
      Issuance of warrants to purchase 40,000 shares
           of common stock                                         0             0          179,200              0            0
      Net loss                                                     0             0                0     (4,391,082)           0
                                                               -----      --------     ------------   ------------    ---------
BALANCE, DECEMBER  31, 1994                                       95       122,887     $ 29,241,534   $(27,222,346)   $(171,430)
      Issuance of 925,000 shares of common stock to redeem
           6750 shares of Series F preferred stock               (68)        9,250           (9,182)             0            0
      Issuance of 1,151,908 shares of common stock through
           exercise of stock options and warrants                  0        11,519        2,769,834              0            0
      Issuance of 300,000 shares of common stock through
           a private placement, net of offering expenses           0         3,000        3,027,092              0            0
      Issuance of 26,653 shares of common stock for
           services rendered                                       0           267           74,733              0            0
      Net loss                                                     0             0                0     (6,323,373)           0
                                                               -----      --------     ------------   ------------    ---------
BALANCE, DECEMBER  31, 1995                                    $  27      $146,923     $ 35,104,011   $(33,545,719)   $(171,430)
      Issuance of 2,686,813 shares of common stock through
           a secondary offering, net of offering expenses          0        26,868       16,739,905              0            0
      Issuance of 3,772,045 shares of common stock through
           conversion and redemption of the outstanding
           preferred stock                                       (27)       37,720       (1,413,573)             0            0
      Issuance of 131,300 shares of common stock through
           exercise of stock options and warrants                  0         1,313          299,987              0            0
      Net Loss                                                     0             0                0     (7,154,609)           0
                                                               =====      ========     ============   ============    =========
BALANCE, DECEMBER  31, 1996                                    $   0      $212,824     $ 50,730,330   $(40,700,328)   $(171,430)
                                                               =====      ========     ============   ============    =========

                                                                   Total
                                                                Stockholders'
                                                                   Equity
                                                                -------------
BALANCE, DECEMBER  31, 1993                                     $  1,043,671
      Conversion of 600 shares Series H preferred stock into
           300,000 shares of common stock                                  0
      Issuance of 1,100,000 shares of common stock through
           a private placement, net of offering expenses           3,488,920
      Issuance of 919,354 shares of common stock through
           exercise of stock options and warrants                  1,650,031
      Issuance of warrants to purchase 40,000 shares
           of common stock                                           179,200
      Net loss                                                    (4,391,082)
                                                                ------------
BALANCE, DECEMBER  31, 1994                                     $  1,970,740
      Issuance of 925,000 shares of common stock to redeem
           6750 shares of Series F preferred stock                         0
      Issuance of 1,151,908 shares of common stock through
           exercise of stock options and warrants                  2,781,353
      Issuance of 300,000 shares of common stock through
           a private placement, net of offering expenses           3,030,092
      Issuance of 26,653 shares of common stock for
           services rendered                                          75,000
      Net loss                                                    (6,323,373)
                                                                ------------
BALANCE, DECEMBER  31, 1995                                     $  1,533,812
      Issuance of 2,686,813 shares of common stock through
           a secondary offering, net of offering expenses         16,766,773
      Issuance of 3,772,045 shares of common stock through
           conversion and redemption of the outstanding
           preferred stock                                        (1,375,880)
      Issuance of 131,300 shares of common stock through
           exercise of stock options and warrants                    301,300
      Net Loss                                                    (7,154,609)
                                                                ============
BALANCE, DECEMBER  31, 1996                                     $ 10,071,396
                                                                ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Year Ended December 31,
                                                                                  ------------------------------------------------
                                                                                      1996              1995               1994
                                                                                  ------------       -----------       -----------
Cash Flows from Operating Activities:
     Net loss                                                                     $ (7,154,609)      $(6,323,373)      $(4,391,082)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                   1,590             1,591            49,181
         Equity interest in net loss of Engelhard/ICC                                6,294,832         5,286,112         2,812,423
         Common  stock  and warrants issued for services rendered                       12,500           112,500           179,200
         Provision for doubtful accounts                                                     0                 0            16,112
         Increase in inventory reserve                                                       0             9,000            95,000
         (Increase) decrease in:
            Receivables                                                                189,640           (36,878)           67,321
            Inventories                                                                      0             7,960           (67,664)
            Prepaid expenses and other                                                 172,349          (464,921)          (23,873)
         Increase (decrease) in:
            Accounts payable and accrued expenses                                     (227,977)          110,475          (109,336)
                                                                                  ------------       -----------       -----------
                Net cash used in operating activities                                 (711,675)       (1,297,534)       (1,372,718)
                                                                                  ------------       -----------       -----------

Cash Flows from Investing Activities:
     Capital contribution to Engelhard/ICC                                          (7,000,000)       (3,000,000)                0
     Repayment of loans from (Loans to) Engelhard/ICC                                        0         1,500,000        (4,000,000)
     Purchase of restricted certificate of deposit                                           0        (2,500,000)                0
     Purchases of property and equipment, net                                                0            (4,771)           (9,300)
                                                                                  ------------       -----------       -----------
                Net cash used in investing activities                               (7,000,000)       (4,004,771)       (4,009,300)
                                                                                  ------------       -----------       -----------

Cash Flows from Financing Activities:
     Proceeds from sale of common stock and warrants, net                           17,305,194         5,761,445         5,138,951
     Cash redemption of Preferred Stock                                               (981,270)                0                 0
     Cash dividend on Preferred Stock                                                 (394,610)                0                 0
     Repayments of borrowings from stockholders                                       (150,000)                0          (185,272)
     Borrowings from Engelhard Corporation, net                                              0                 0           400,000
                                                                                  ------------       -----------       -----------
                Net cash provided by financing activities                           15,779,314         5,761,445         5,353,679
                                                                                  ------------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                                 8,067,639           459,140           (28,339)

Cash and Cash Equivalents, Beginning of Period                                       1,573,475         1,114,335         1,142,674
                                                                                  ------------       -----------       -----------
Cash and Cash Equivalents, End of Period                                          $  9,641,114       $ 1,573,475       $ 1,114,335
                                                                                  ============       ===========       ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

ICC TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (1)              BUSINESS

            ICC Technologies, Inc. (the 'Company' or 'ICC') is a Delaware corporation. On February 7, 1994, the Company and Engelhard Corporation, through their respective subsidiaries, formed a Pennsylvania General Partnership named 'Engelhard/ICC' (the 'Partnership'). In exchange for a 50% interest in the Partnership, the Company transferred to the Partnership substantially all of its assets, with the exception of cash and certain other assets not related to the desiccant air conditioning business, subject to certain liabilities; Engelhard Corporation, in exchange for a 50% interest in the Partnership, (a) contributed to the Partnership approximately $8,600,000, (b) entered into a Supply Agreement pursuant to which it agreed to supply desiccants to the Partnership,
            (c) entered into a Technology License Agreement pursuant to which Engelhard Corporation and the Partnership licensed to each other certain technology rights, and (d) agreed to provide credit support to the Partnership in the amount of $3,000,000. In addition, Engelhard Corporation extinguished a $900,000 obligation due to it by the Company.

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

            Prior to the formation of the Partnership, the Company was engaged in the business of designing, manufacturing and marketing environmentally beneficial and energy efficient, desiccant cooling systems for climate control for commercial buildings. The Company's desiccant cooling products were marketed primarily to operators of supermarkets and department stores, manufacturers, and to users of other types of air conditioning and dehumidification products. The Company expects the Partnership to continue such business and to market its products to such potential users.

            The Company believes that the desiccant cooling system it has developed and which the Partnership is now further developing, is an innovative and energy efficient technology for providing cooling and heating for commercial facilities.

            Going Concern

            The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of Engelhard/ICC have been insufficient to cover costs of operations for the year ended December 31, 1996. The Company has incurred cumulative losses since inception of $40,700,328 through December 31, 1996. In order to continue operations, the Company has had to raise additional capital to offset cash consumed in operations and the support of the Partnership. Until the Partnership generates positive cash flows from operations, it will be primarily dependent upon its partners to provide any required working capital. The Company's continuation as a going concern is dependent on its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required, and (iii) ultimately attain profitable operations and positive cash flows from operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

            Management believes the Company has adequate working capital for at least the next fiscal year to support its half of the estimated future financing requirements of the Partnership and to fund the

            Company's working capital requirements; however, there can be no assurance that the Company will have adequate capital to finance the requirements of the Partnership or fund its own working capital requirements.

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

            The following are the summarized financial results of the
            Partnership:

                                                          Year ended        Year ended        Period ended
                                                          ----------        ----------        ------------
                                                         December 31,      December 31,       December 31,
                                                         ------------      ------------       ------------
                                                             1996              1995                1994
                                                             ----              ----                ----
             RESULTS OF OPERATIONS:
             Revenues                                    $ 10,504,609      $  8,944,279        $ 1,620,386
             Loss  from operations                        (12,152,694)       (9,862,641)        (5,699,792)
             Net loss                                    $(12,589,664)     $(10,572,223)       $(5,624,845)

             BALANCE SHEET INFORMATION:                  December 31,      December 31,
             --------------------------                  ------------      ------------
                                                             1996             1995
                                                             ----             ----
             Cash                                        $ 1,192,997       $   346,480
             Receivables                                   2,640,804         2,057,420
             Inventory                                     4,570,952         3,385,125
             Other current assets                            278,762           158,939
             Cash held in escrow                             307,476           865,744
             Property, plant and equipment                 7,990,125         8,263,642
             Other noncurrent assets                       1,978,115         1,802,155
                                                         -----------       -----------
                Total assets                             $18,959,231       $16,879,505
                                                         ===========       ===========
             Accounts payable and accrued expenses       $ 1,885,596       $ 1,153,885
             Payable to general partners                     298,084           365,509
             Debt                                         11,456,859        11,451,755
             Notes payable to general  partners                    0                 0
             Partners' capital                             5,318,692         3,908,356
                                                         -----------       -----------
                Total liabilities and equity             $18,959,231       $16,879,505
                                                         ===========       ===========

        In December 1994, the Partnership acquired for approximately $8.2 million in cash, the real property and substantially all other manufacturing assets of an existing manufacturing facility located in Miami, Florida from Ciba-Geigy Corporation ("Ciba"), which currently produces the small cell, honeycomb structures that are the base material of the desiccant and thermal rotors that are an integral part of the Partnership's products. The former Ciba plant produced primarily large cell substrate which the Partnership is prohibited to produce or sell other than to Ciba. The Partnership also acquired, as part of the transaction, an exclusive technology license to use Ciba's proprietary process which is necessary to manufacture such small cell, honeycomb structures. As a result of the combination of the composite businesses of Ciba-Geigy and Hexcel Corporation the combined businesses operate now under the name Hexcel. All rights and obligations under the requirements contract were assigned to Hexcel. The Company's and the Partnership's management believe that the acquisition gives the Partnership complete control of the critical technologies and manufacturing processes for its current products as well as those in the foreseeable future. Assets acquired consisted of approximately $6.9 million of plant, property and equipment and $1.3 million of intangibles.

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

            In April 1995, the Partnership obtained financing from the issuance of $8,500,000 of industrial development revenue bonds. The proceeds of these bonds were used to repay $3,000,000 of the General Partners' Bridge Loan, $1,500,000 to each general partner, and provide for improvements and capital equipment at the Miami facility. As of December 31, 1996, $307,476 of proceeds were held in escrow and will be released upon the Partnership's incurring qualified expenditures.

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

            During 1996, capital contributions of $7,000,000 to the Partnership were made by each partner. Subsequently, in January and March 1997, an additional $1 million in capital contributions to the Partnership were made by each partner. During 1995, capital contributions of $3,000,000 to the Partnership were made by each partner.

            In connection with the formation of the Partnership, the Company granted Engelhard options to acquire up to all of the Company's interest in the Partnership at the rate of 25% of such interest per year starting on December 31, 1997, with each option exercisable based upon a price equal to 95% of the fair market value of the Partnership as determined by an investment banking firm selected by the Company and Engelhard. Upon the occurrence of an event of default by the Company under the Partnership Agreement (including bankruptcy of the Company or violation of or failure by the Company to comply with any material term or condition of the Partnership Agreement which is not cured within a 45-day period), Engelhard's options can be accelerated. There can be no assurance whether Engelhard will or will not exercise any or all of its options to purchase the Company's interest in the Partnership or that the valuation assigned the Company's interest will be sufficient to generate an acceptable return to investors.

            The Company's proportionate share of losses of the Partnership are $6,294,832, $5,286,112 and $2,812,423 for the year ended December
            31, 1996, 1995 and 1994, respectively. The Partnership has incurred cumulative losses of approximately $28,800,000 since inception. The Company's share of the cumulative losses have resulted in recognition of losses in excess of the Company's investment in the Partnership of $2,091,977 and 2,797,165 for 1996 and 1995,which has been reflected as a liability in the balance sheet.

            Payables to the Partnership amounted to $17,035 at December 31, 1996. Receivables from the Partnership were $160,973 and $124,095 at December 31, 1995 and 1994, respectively. Interest income earned from the Partnership amounted to approximately $164,000 in 1995. In 1994, the Company received $250,000 in connection with the formation of the Partnership for reimbursement of certain expenses incurred in connection with the Joint Development Program efforts which preceded the formation of the Partnership. The Partnership provided approximately $95,000, $83,000 and $91,000 in various administrative office support services to the Company in 1996, 1995 and 1994, respectively. The general partners are guarantors of the Partnership's long term debt which amounts to approximately $8,700,000 as of December 31, 1996. Engelhard is guarantor of the Partnership's short-term loan which amounts to $2,750,000 as of December 31, 1996.

         In order to provide capacity and consolidate the Philadelphia office and manufacturing operations, the Partnership entered into a ten-year lease commitment which begins April 1997, for approximately 140,000 square feet of office, manufacturing and assembly space. Annual lease obligation of the Partnership for the new facility for the first five-years are approximately $500,000 per year. The lease can be terminated after the fifth year. The general partners are guarantors of the Partnership's lease obligations.

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows. The carrying amount approximates the fair value due to the short-term maturity of these instruments.

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

         Income Taxes

         The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         Net Loss Per Common Share

         The net loss per common share is based on the weighted average number of shares of Common Stock outstanding during each year. Stock options, warrants and convertible preferred stock have not been included, since they are antidilutive. Cumulative dividends on the Preferred Stock amounting to approximately $50,000, $301,000 and $228,000 for the periods ended December 31, 1996, 1995 and 1994 , respectively, have been added to the net loss for determining the net loss applicable to common stockholders in computing the net loss per common share for each respective period. The computations of fully diluted loss per share were antidilutive; therefore, the amounts reported herein for primary and fully diluted loss per share are the same.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.128 ("SFAS 128") on earnings per share. The new pronouncement prescribes the method of computing basic and diluted earnings per share. While computing diluted earnings per share no effect would be given to conversions, exercises or contingent issuances of securities that would have an antidilutive effect on earnings per share. The new pronouncement is effective for the year ended December 31, 1997. The Company believes that the new pronouncement will not have a significant impact on its calculation of earnings per share as compared to its present method.

         Concentration of Credit Risk

         The Company invests its cash primarily in deposits or commercial paper with major banks or institutions. At times, deposits may be in excess of federally insured limits. The Company obtains commercial paper primarily with maturities of 30 days or less and with very high credit ratings. The Company does not anticipate nonperformance by any of the counterparties to the financial instruments.

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

         Reclassification

         Certain reclassifications have been made to the 1995 and 1994 presentations to conform with the 1996 presentation.

(4)      SUPPLEMENTAL CASH FLOWS AND EQUITY DISCLOSURE:

         Cash paid during the year for interest was $67,985, $0 and $35,628, in 1996, 1995 and 1994, respectively.

         Included in the Statement of Cash Flows for 1996 were net cash proceeds of approximately $16,700,000 from the issuance of 2,686,813 shares of Common Stock in connection with a secondary offering. In connection with the offering, all outstanding Preferred Stock was converted into 3,609,696 shares of Common Stock or redeemed in cash for $981,270. In addition accrued dividends on the Preferred Stock amounting to approximately $1,044,000 were declared and paid in cash, except for $649,396 of such dividends associated with the Series H Preferred Stock were paid in the form of 162,349 shares of Common Stock in accordance with the original terms of such series. Also included were cash proceeds of $301,300 from the issuance of 131,000 shares of Common Stock upon exercise of stock options and warrants. Excluded from the Statement of Cash Flows in 1996 were the effects of certain non-cash financing transactions related to $12,500 of compensation expenses related to the grant of warrants to purchase 375,000 shares of Common Stock in connection with the private placement of 300,000 shares of Common Stock in March 1995.

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

(5)      INVENTORIES:

         Inventories comprised of cogeneration equipment and related parts that had been recorded at their net realizable value. At December 31, 1996 and 1995 the Company had no inventory. At December 31, 1994 the Company's inventory balance of $16,960 was net of a reserve for obsolete inventory of approximately $430,000. Obsolete inventory of $439,000 was written off against the corresponding inventory reserve in 1995. For the years ended 1995 and 1994, the Company made provisions of approximately $9,000 and $95,000 for inventory obsolescence.

(6)      PROPERTY AND EQUIPMENT:

         Property and equipment, net, comprise the following:

                                                     December 31,
                                                ----------------------
                                                 1996           1995
                                                -------        -------
             Office and computer
                 equipment                      $ 3,815        $ 3,815
             Furniture and fixtures                 956            956
                                                -------        -------
                                                  4,771          4,771

             Less-Accumulated depreciation       (3,181)        (1,591)
                                                -------        -------
                                                $ 1,590        $ 3,180
                                                =======        =======

         The Company retired $66,106 of equipment in the year ended December 31, 1995 resulting in no gain or loss on retirement .

(7)      ACCRUED LIABILITIES:

         Accrued liabilities comprise of the following:

                                        December 31,
                                -----------------------
                                   1996          1995
                                --------       --------
        Professional fees       $ 23,500       $ 23,000
        Offering Costs                 0        160,914
        Accrued interest               0         65,392
        Other                     24,727         37,785
                                --------       --------

                                $ 48,227       $287,091
                                ========       ========

(8)      NOTES PAYABLE TO STOCKHOLDER:

         Notes payable to stockholder comprise the following:

                                               December 31,
                                               ------------
                                            1996          1995
                                            ----        --------
         Notes payable to stockholder        $0         $150,000
                                             ==         ========

         In connection with the secondary offering of 2,500,000 shares of Common Stock in February 1996 (note 9), the note payable to stockholder was repaid and the note was canceled.

         Interest expense on all stockholder loans were $2,594, $16,250 and $14,611 in 1996, 1995 and 1994, respectively.

(9)      STOCK TRANSACTIONS:

         In February 1996, the Company issued 2,500,000 shares in a secondary offering at $7 per share less underwriting discounts and commissions of $.49 per share. Proceeds of $16,275,000 were offset by costs of approximately $750,000 incurred in connection with the offering. In connection with the offering, all outstanding Preferred Stock was converted into 3,609,696 shares of Common Stock or redeemed in cash for $981,270. In addition, accrued dividends on the Preferred Stock amounting to approximately $1,044,000 were declared and paid in cash, except for $649,396 of dividends associated with the Series H Preferred Stock were paid in the form of 162,349 shares of Common Stock in accordance with the original terms of such series. As a result of such conversion and redemption of Preferred Stock, there are currently no shares of Preferred Stock outstanding. The Company plans to use the remaining net proceeds from the offering to fund primarily its half of the estimated future financing requirements of the Partnership and to fund the Company's working capital requirements. In April 1996, the underwriters of the secondary offering exercised their overallotment option and purchased 186,813 of Common Stock for proceeds of approximately $1.2 million after underwriting discounts and commissions. As of December 31, 1995, approximately $400,000 of offering costs were included in other assets which was offset against additional paid in capital in 1996 when the proceeds of the offering were received.

         The Company received proceeds of approximately $183,000 from the exercise of stock options to purchase approximately 106,000 shares of Common Stock granted under its option plans during 1996. The Company received proceeds of approximately $119,000 from the exercise of warrants to purchase approximately 25,000 shares of Common Stock during 1996.

         In March 1995, pursuant to a private placement, the Company issued 300,000 shares of Common Stock for gross proceeds of $3,300,000. At closing, cash of $1,100,000 was received along with a $2,200,000 promissory note. Costs of the offering amounted to approximately $320,000. In August 1995, the promissory note was paid. In connection with the private placement, the Company issued warrants to purchase 375,000 shares of Common Stock at $9 per share to the placement agent.

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

(10)     STOCK OPTIONS AND WARRANTS:

         The Company provides an incentive and a nonqualified stock option plan for directors, officers, and key employees of the Company and others. Under these plans, options may be granted for the purchase of up to 6,850,000 shares of Common Stock. The number of options to be granted and the option prices are determined by the Stock Option Committee of the Board of Directors in accordance with the terms of the plans. Options expire 10 years after the date of grant. Under the terms of the Incentive Stock Option Plan, the option price cannot be less than 100% of the fair market value of the Common

         Stock on the date of the grant. Incentive stock options are exercisable based on a vesting schedule from the grant date. Under the Nonqualified Stock Option Plan, the option price as determined by the Stock Option Committee may be greater or less than the fair market value of the Common Stock as of the date of the grant, and the options are generally exercisable for three to five years subsequent to the grant date. The Company had reserved 1,750,000 and 5,100,000 shares of Common Stock reserved for the Company's Incentive Stock Option Plan and Nonqualified Stock Option Plan, respectively.

         The Company also authorized in 1994 the Equity Plan For Directors. The Equity Plan For Directors is a fixed stock option plan whereby vesting is dependent upon the performance of the market price of the Common Stock. Under the Equity Plan For Directors, options may be granted for the purchase of up to 500,000 shares of Common Stock to outside directors. Under the terms of the Equity Plan For Directors, the option price cannot be less than 100% of the fair market value of the Common Stock on the date of the grant.

         Information with respect to stock options is summarized as follows:

                                                     Available for          Outstanding       Exercisable   Weighted Average
                                                     -------------          -----------       -----------   ----------------
                                                         Grant                Options           Options      Exercise Price
                                                         -----                -------           -------      --------------
             BALANCE AT JANUARY 1, 1994                 1,203,539            3,750,775                           $ 2.14

             Additional shares Authorized in 1994       1,500,000

             Granted                                   (1,295,000)           1,295,000                           $ 5.69
             Canceled                                     502,403             (502,403)                          $ 2.75
             Exercised                                          0             (753,300)                          $ 1.46
                                                        ---------            ---------

             BALANCE AT DECEMBER 31, 1994               1,910,942            3,811,019                           $ 3.39

             Exercisable at December 31, 1994                                                  1,219,784         $ 2.22
                                                                                               =========
             Granted                                      (21,940)              21,940                           $10.37
             Canceled                                           0                    0                           $    0
             Exercised                                          0             (909,333)                          $ 2.16
                                                        ---------            ---------

             BALANCE AT DECEMBER 31, 1995               1,889,002            2,923,625                           $ 3.83

             Exercisable at December 31, 1995                                                  1,242,885         $ 2.86
                                                                                               =========
             Granted                                     (356,000)             356,000                           $ 6.23
             Canceled                                     163,000             (163,000)                          $ 5.65
             Exercised                                          0             (106,300)                          $ 1.72
                                                        ---------            ---------

             BALANCE AT DECEMBER 31, 1996               1,696,002             3,010,325                          $ 4.09
                                                        =========             =========
             Exerciseable at December 31, 1996                                                 1,498,173         $ 3.08
                                                                                               =========

            At December 31, 1997, the options groups outstanding based on ranges of exercise prices is as follows:

                               Options Outstanding                                             Options Exercisable
                               ----------------------------------------------------------      ----------------------------------
Range of Exercise              Number             Weighted                 Weighted-           Number              Weighted-
Price                          Outstanding        Average                  Average             Exercisable         Average
                                                  Remaining Life           Exercise Price                          Exercise Price
                                                  (Years)
                               ----------         --------------           --------------      -----------         --------------
$.01-$2.50                     988,258            5.22                     $1.99               714,658             $1.81
$2.60-$5.50                    1,147,127          6.04                     $4.21               612,127             $3.67
$5.60-$8.13                    753,000            7.99                     $5.87               147,000             $5.72
$8.25-$12.75                   121,940            8.57                     $8.99               24,388              $9.35
                               ---------          ----                     -----               ---------           -----
                               3,010,325          6.36                     $4.09               1,498,173           $3.08

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                               1996               1995
                                                                               ----               ----
       Net Loss:                                         As Reported        $7,154,609         $6,323,373
                                                         Pro Forma          $7,351,632         $6,349,094
       Net Loss Applicable to Common Stockholders:       As Reported        $7,204,264         $6,624,786
                                                         Pro Forma          $7,401,287         $6,650,507
       Net Loss per share:                               As Reported        $     0.35         $     0.47
                                                         Pro Forma          $     0.36         $     0.47

         The fair value of each option for 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0% for all years; expected volatility of 69.7%; risk-free interest rates ranging from 5.4% to 7.2%; and expected lives of 6 years. The weighted average fair value of options on the date of grant during 1996 and 1995 was $3.64 and $6.25, respectively.


         In connection with the settlement of a claim in 1994, Common Stock warrants to purchase 40,000 shares of Common Stock were issued. The Company had the following Common Stock warrants outstanding at December 31, 1996, 1995, and 1994, respectively:

                                               Warrants outstanding
                                               --------------------
                                            Number        Weighted Average
                                            ------        ----------------
                                                           Exercise Price
                                                           --------------
             December 31, 1996
             Consultants                     525,000            $9.44
             Officers and directors          915,000            $2.66
                                           ---------
                                           1,440,000            $5.13
                                           =========
             December 31, 1995
             Consultants                     550,000            $9.22
             Officers and directors          915,000            $2.66
                                           ---------
                                           1,465,000            $5.12
                                           =========
             December 31, 1994
             Consultants                     265,000            $3.57
             Officers and directors          965,000            $2.77
                                           ---------
                                           1,230,000            $2.94
                                           =========

(11)     401(k) PROFIT SHARING PLAN:

         The Company sponsors for all employees a 401(k) Profit Sharing Plan ("the Plan") which was amended January 1, 1995. Under the Plan, an employee may elect to contribute on a pre-tax basis to a retirement account up to 15% of the employee's compensation up to the maximum annual contributions permitted by the Internal Revenue Code. The Company matches 50% of each participants contributions up to a maximum of 4% of the participant's compensation. Each employee is fully vested at all times with respect to his or her contributions. The Company's contribution and administration expense was approximately $6,000 for each of the years ended December 31, 1996 and 1995.

(12)     COMMITMENTS AND CONTINGENCIES

         Claims and Legal Actions:
         In February 1997, the Company and filed a complaint asserting a claim against Engelhard's acquisition of Telaire Systems, Inc. Aside from the preceding claim, the Company is not engaged in any material lawsuits.


(13)     INCOME TAXES:

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been provided on the net deferred tax assets due to the uncertainty of realization.

         Temporary differences and carryforwards which give rise to deferred tax assets at December 31 are as follows:

                                                   1996                1995
                                                   ----                ----
         Net operating loss carryforward       $ 12,798,000        $ 10,180,000
         Other                                       10,000              10,000
                                               ------------        ------------
                                               $ 12,808,000        $ 10,190,000
         Less valuation allowance               (12,808,000)        (10,190,000)
                                               ------------        ------------
         Total                                 $          0        $          0
                                               ============        ============

         The Company has incurred losses since inception. At December 31, 1996 the Company has federal net operating loss carryforwards of approximately $33 million, which begin to expire in 1999. The availability and use of losses against future taxable income, if any, may be limited by Internal Revenue Code Section 382 as a result of certain changes in ownership that have occurred.

(14)     OPERATING STATEMENT INFORMATION:

         Selected operating statement information for each of the three years in the period ended December 31, 1996 is as follows:

                                                    December 31,
                                                    ------------
                                      1996              1995             1994
                                      ----              ----             ----
       Maintenance and repairs        $ 0               $ 0             $ 1,411
       Advertising                    $ 0               $ 0             $12,031
       Amortization:
          Patent and software         $ 0               $ 0             $ 1,650

         For the year ended December 31, 1995, the Company's reserve for doubtful accounts was $0. During 1994, the provision for doubtful accounts was increased by approximately $18,000 which was included in the general and administrative expense in the accompanying Statement of Operations. In 1995 accounts receivable deemed uncollectible and charged to the reserve for doubtful accounts amounted to approximately $19,000. In connection with the formation of the Partnership in 1994, $32,000 of the reserve for doubtful accounts was transferred to the Partnership along with the related receivables.

                        REPORT OF INDEPENDENT ACCOUNTANTS




The Partners  of  Engelhard/ICC

We have audited the accompanying balance sheets of Engelhard/ICC (Partnership) as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital and cash flows for the years ended December 31, 1996 and 1995 and the period February 7, 1994 (date of formation) to December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Engelhard/ICC as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and for the period February 7, 1994 (date of formation) to December 31, 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1, the Partnership incurred losses accumulating to $28,786,732 through December 31, 1996 and it is primarily dependent upon its partners for financial support. These factors, among others, raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 19, 1997

                                  ENGELHARD/ICC
                                  BALANCE SHEET

                                                                          DECEMBER 31,      DECEMBER 31,
                                                                             1996              1995
                                                                          ------------      -----------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $ 1,192,997       $   346,480
     Accounts receivable, net of allowance for doubtful accounts of
         $39,786 and $40,000 respectively                                   2,623,769         2,057,420
     Accounts receivable - ICC Technologies, Inc.                              17,035                 0
     Inventories                                                            4,570,952         3,385,125
     Prepaid expenses and other                                               278,762           158,939
                                                                          -----------       -----------
                   Total current assets                                     8,683,515         5,947,964

PROPERTY, PLANT AND EQUIPMENT, net                                          7,990,125         8,263,642
CASH HELD IN ESCROW                                                           307,476           865,744
PURCHASED INTANGIBLES, net                                                    991,883         1,117,631
OTHER ASSETS, net                                                             986,232           684,524
                                                                          -----------       -----------
                       Total assets                                       $18,959,231       $16,879,505
                                                                          ===========       ===========

                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
     Accounts Payable:
         Trade                                                            $ 1,404,366       $   800,289
         ICC Technologies, Inc.                                                     0           160,973
         Engelhard Corporation                                                298,084           204,536
     Accrued liabilities                                                      481,230           353,596
     Short-term loan                                                        2,750,000         2,750,000
     Current portion of long term debt                                         64,529            51,870
                                                                          -----------       -----------
                   Total current liabilities                                4,998,209         4,321,264
                                                                          -----------       -----------
LONG-TERM  DEBT                                                             8,642,330         8,649,885
                                                                          -----------       -----------
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL                                                           5,318,692         3,908,356
                                                                          -----------       -----------
                       Total liabilities and partners' capital            $18,959,231       $16,879,505
                                                                          ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                                  ENGELHARD/ICC
                             STATEMENT OF OPERATIONS
                for the year ended December 31, 1996 and 1995 and
    for the period February 7, 1994 (date of formation) to December 31, 1994





                                           1996                1995               1994
                                       ------------        ------------        -----------
REVENUES                               $ 10,504,609        $  8,944,279        $ 1,620,386
COST OF GOODS SOLD                       12,835,429          10,283,995          1,591,821
                                       ------------        ------------        -----------
         Gross Profit                    (2,330,820)         (1,339,716)            28,565
                                       ------------        ------------        -----------
OPERATING EXPENSES:
     Marketing                            3,563,817           3,412,008          2,061,027
     Engineering                          1,053,809             936,415          1,233,282
     Research and Development             1,055,758           1,133,780            894,837
     General and administrative           4,148,490           3,040,722          1,539,140
                                       ------------        ------------        -----------
         Total operating costs            9,821,874           8,522,925          5,728,286
                                       ------------        ------------        -----------
            Loss from operations        (12,152,694)         (9,862,641)        (5,699,721)
INTEREST:
     Interest income                         94,766              50,679            138,718
     Interest expense                      (531,736)           (760,261)           (63,842)
                                       ------------        ------------        -----------
                                           (436,970)           (709,582)            74,876
                                       ------------        ------------        -----------

NET  LOSS                              $(12,589,664)       $(10,572,223)       $(5,624,845)
                                       ============        ============        ===========

                     The accompanying notes are an integral
                       part of the financial statements.

                                 ENGELHARD/ICC
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 for the years ended December 31, 1996 and 1995
    for the period February 7, 1994 (date of formation) to December 31, 1994

                                                                                --------------
Capital contributed by Engelhard, cash                                          $    8,633,434

Net assets of ICC transferred, excluding $900,000 note payable to Engelhard
     contributed to partners' capital                                                  839,322

Equalization amount due ICC at formation                                              (389,322)

Residual funds from joint development program contributed to partners'
     capital                                                                            21,990

Net Loss of Partnership                                                             (5,624,845)
                                                                                 -------------

Partners' capital, December 31, 1994                                                 3,480,579

Conversion of general partners' loan to partners' capital                            5,000,000

Capital Contributions                                                                6,000,000

Net Loss of Partnership                                                            (10,572,223)
                                                                                 -------------

Partners' capital, December 31, 1995                                                 3,908,356

Capital Contributions                                                               14,000,000

Net Loss of Partnership                                                            (12,589,664)
                                                                                 -------------

Partners' capital, December 31, 1996                                             $   5,318,692
                                                                                 =============


    The accompanying notes are an integral part of the financial statements.

                                  ENGELHARD/ICC
                             STATEMENT OF CASH FLOWS
                for the year ended December 31, 1996 and 1995 and
    for the period February 7, 1994 (date of formation) to December 31, 1994

                                                                                           1996           1995           1994
                                                                                       ------------   ------------   ------------
Cash Flows from Operating Activities:
     Net loss                                                                          $(12,589,664)  $(10,572,223)  $ (5,624,845)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                     1,178,690        940,333        224,516
         Provision for doubtful accounts                                                     40,000         31,104              0
         Provisions for inventory obsolescence and valuation                                941,030        600,000              0
         Amortization                                                                       170,367        160,565         24,219
         Write-off of equipment                                                              23,471              0              0
         (Increase) decrease in:
            Receivables                                                                    (606,349)    (1,424,973)      (426,602)
            Inventories                                                                  (2,126,857)    (1,545,616)    (1,950,797)
            Prepaid expenses and other                                                     (119,823)       (83,103)       (49,346)
         Increase (decrease) in:
            Accounts payable                                                                604,077       (509,281)     1,049,231
            Payables to ICC Technologies, Inc.                                             (178,008)        36,878        (15,227)
            Payables to Engelhard Corporation                                                93,548        141,697         62,839
            Accrued expenses and other liabilities                                          127,634        119,368        134,649
                                                                                       ------------   ------------   ------------
                Net cash used in operating activities                                   (12,441,884)   (12,105,251)    (6,571,363)
                                                                                       ------------   ------------   ------------

Cash Flows from Investing Activities:
     Purchases of property, plant and equipment                                            (928,644)    (1,257,464)    (7,879,939)
     Purchases of intangibles                                                              (346,327)      (134,244)    (1,480,715)
     Cash held in escrow                                                                    558,268       (865,744)             0
                                                                                       ------------   ------------   ------------
                Net cash used in investing activities                                      (716,703)    (2,257,452)    (9,360,654)
                                                                                       ------------   ------------   ------------

Cash Flows from Financing Activities:
     Proceeds from long-term debt                                                            57,072         69,956        175,044
     Repayments of long-term debt                                                           (51,968)       (43,245)             0
     Proceeds from issuance of bonds                                                              0      8,500,000              0
     Bond issuance costs                                                                          0       (215,979)     8,633,434
     Capital contributions by general partners                                           14,000,000      6,000,000              0
     Proceeds from short-term debt                                                                0      2,750,000              0
     Proceeds from Joint Development Program (at formation)                                       0              0         21,990
     Equalization payment to ICC                                                                  0              0       (250,000)
     Proceeds from (repayment of) notes payable to general partners                               0     (3,000,000)     8,000,000
                                                                                       ------------   ------------   ------------
                Net cash provided by financing activities                                14,005,104     14,060,732     16,580,468
                                                                                       ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                                        846,517       (301,971)       648,451

Cash and Cash Equivalents, Beginning of Period                                              346,480        648,451              0
                                                                                       ------------   ------------   ------------
Cash and Cash Equivalents, End of Period                                               $  1,192,997   $    346,480   $    648,451
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

         The general partners both have an equal 50% interest in the Partnership. In exchange for its 50% interest in the Partnership, ICC Technologies, Inc. transferred to the Partnership substantially all of its assets, with the exception of cash and certain other assets not related to the desiccant air conditioning business, subject to certain liabilities; Engelhard Corporation, in exchange for a 50% interest in the Partnership, (a) contributed to the Partnership approximately $8,600,000, (b) entered into a Supply Agreement pursuant to which it agreed to supply desiccants to the Partnership, (c) entered into a Technology License Agreement pursuant to which Engelhard Corporation and the Partnership licensed to each other certain technology rights, and (d) agreed to provide credit support to the Partnership in the amount of $3,000,000. Pursuant to their agreement to provide credit support, Engelhard has guaranteed the short-term loan of $2,750,000 at December 31, 1996.


         ICC Technologies, Inc. transferred to the Partnership, upon formation, approximately $60,000 of net liabilities which consisted of approximately: $240,000 in receivables; $490,000 of inventory; $290,000 of property and equipment; $180,000 in other assets; $360,000 in accounts payable and accrued liabilities; and $900,000 notes payable to Engelhard Corporation. The amounts transferred were recorded at ICC Technologies' historical cost.

         Going Concern

         The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred cumulative losses from its formation to December 31, 1996 of $28,786,732 and has been primarily dependent on its partners for financial support. Until the Partnership generates sufficient cash flows from operations, it will be primarily dependent upon the partners to provide financial support. Revenues have been insufficient to cover costs of operations for the Partnership. The Partnership's continuation as a going concern is dependent on its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required, and (iii) ultimately attain profitable operations and positive cash flows from operations.

         The Partnership obtained third party financing through the issuance of industrial development bonds in 1995 (see note 7). During the year 1996 and 1995 the Partnership received capital contributions of $14,000,000 and $6,000,000, respectively, from its partners. The Partnership expects that its partners will continue to provide sufficient financial support until the operations of the Partnership generate sufficient cash flow and such support is no longer required; however, there can be no assurance that the Partnership will receive sufficient financial support, generate sufficient cash flow or obtain sufficient funds from other sources.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         The financial statements include the accounts of the Partnership for the years ended December 31, 1996 and 1995 and the period from February 7, 1994 (date of formation) to December 31, 1994 (the "period ended December 31, 1994").

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows. The carrying amount approximates fair value due to the short-term maturity of these instruments.

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

         Purchased Intangible Assets

         Purchased intangible assets, consisting primarily of a license agreement acquired in connection with the acquisition of certain assets (See note 6), are amortized over ten years using the straight-line method.

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


            Research and Development Costs

            Research and development costs are expensed as incurred. Research and development costs amounted to approximately $953,000, $1,134,000 and $895,000 for the year ended December 31, 1996 and 1995 and the period ended December 31, 1994, respectively.

            Warranty

            The Partnership's warranty on its equipment is for eighteen months from date of shipment or one year from date of original installation, except for desiccant or thermal rotors which are warranted for five years from the date of shipment. The Partnership records a reserve for the estimated cost of repairing or replacing any faulty equipment covered under the Partnership's warranty.

            Concentration of Credit Risk

            The Partnership invests its cash primarily in deposits with major banks at times, these deposits may be in excess of federally insured limits. The Partnership has sold its equipment and services to end-users in retail industry, primarily in the continental United States and Asia-Pacific rim. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. At December 31, 1996, the Partnership had trade receivables of approximately $549,000 from one customer. During 1996, revenues from this customer amounted to approximately $4.3 million, which represents approximately 41% of the Partnership revenues. Trade receivables from this customer were current at December 31, 1996. Ongoing credit evaluations of customers' financial condition are performed and generally no collateral is required. The Partnership maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. The partnership does not anticipate non performance by any of the counterparties that have been granted credit or hold instruments.

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

            Long-lived Assets

            The Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. The Statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership adopted SFAS No. 121 effective January 1, 1996, and is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Partnership's financial statements.

 (3)        INVENTORIES:

            Inventories comprise the following:

                                                         December 31, 1996        December 31, 1995
                                                         -----------------        -----------------
             Raw materials and purchased parts              $ 2,013,913               $1,115,561
             Work-in-process                                  1,547,641                1,212,087
             Finished goods                                   1,591,228                1,147,477
                                                            -----------               ----------
                                                              5,152,782                3,475,125
             Less: Allowance for inventory obsolescence        (581,830)                 (90,000)
                                                            ===========               ==========
                                                            $ 4,570,952               $3,385,125
                                                            ===========               ==========

           Inventory is net of an allowance for inventory obsolescence of $581,830, and $90,000 as of December 31, 1996 and 1995,
           respectively. The Partnership recorded a provision of $941,000 and $600,000 for inventory obsolescence and valuation in which has been reflected in general and administrative expenses in the statement of operations for 1996 and 1995, respectively. In 1996 and 1995 the Partnership wrote-off approximately $449,000 and $558,000, respectively, of obsolete inventory against the allowance for inventory obsolescence.

            Raw materials purchased from Engelhard amounted to approximately $272,000, $86,000 and $169,000 for the years ended December 31, 1996 and 1995 and for the period ended December 31, 1994, respectively.

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


(4)         PROPERTY, PLANT AND EQUIPMENT:

            Property, Plant and equipment, net, consist of the following:

                                                   December 31,         December 31,
                                                       1996                1995
                                                   ------------         -----------
             Land                                  $    390,000         $   390,000
             Building                                 1,779,721           1,622,569
             Machinery and equipment                  7,607,702           7,455,831
             Furniture, fixtures and
               leasehold improvements                   794,912             305,169
                                                   ------------         -----------
                                                     10,572,335           9,773,569
             Less- accumulated depreciation          (2,582,210)         (1,509,927)
                                                   ============         ===========
                                                   $  7,990,125         $ 8,263,642
                                                   ============         ===========

            The Partnership incurred $ 651,774 of construction and installation costs in progress associated with equipment which had not been placed in service as of December 31, 1995. Machinery and equipment purchased through or from Engelhard amounted to approximately $36,000 in 1995.

(5)      OTHER ASSETS:

         Other assets consist of the following:

                                          December 31, 1996        December 31, 1995
                                          -----------------        -----------------
             Patents and Trademarks          $   877,623               $ 531,297
             Bond Issue Costs                    219,483                 215,979
             Deposits                             33,854                  32,628
             Other                                 2,000                   1,200
                                             -----------               ---------
                                               1,132,960                 781,104
             Accumulated amortization           (146,728)                (96,580)
                                                                       ---------
                                             $   986,232               $ 684,524
                                             ===========               =========

(6)      ASSET ACQUISITION:

         On December 1, 1994, the Partnership acquired for approximately $8.2 million in cash, real property and substantially all other manufacturing assets of an existing manufacturing facility located in Miami, Florida from Ciba-Geigy Corporation ("Ciba"), which currently produces the small cell, honeycomb structures that are the base material of the desiccant and thermal rotors that are an integral part of the Partnership's products. The former Ciba plant produced primarily large cell substrate which the Partnership is prohibited to produce or sell other than to Ciba. The Partnership also acquired, as part of the transaction, an exclusive technology license to use Ciba's proprietary process which is necessary to manufacture such small cell, honeycomb structures. Assets acquired consisted of approximately: $6.9 million of Plant, Property and Equipment and $1.3 million of intangibles.

         To finance the acquisition, the general partners each lent to the Partnership $4,000,000 ("General Partners' Loan") bearing interest payable monthly at the Prime Rate plus 1%. In April 1995, the Partnership obtained financing from the issuance of $8,500,000 of industrial development revenue bonds (see note 7). In 1995, the proceeds of these bonds were used to repay $3,000,000 of the General Partners' Loan, $1,500,000 to each general partner, and provide for improvements and capital equipment at the Miami facility.


(7)      LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                                           December 31, 1996     December 31, 1995
                                                                                           -----------------     -----------------
             Industrial development revenue bonds; interest determined weekly and payable weekly; bonds mature on April 2020, but are subject to redemption at the option of the
                 Partnership from April  2000                                                $  8,500,000          $ 8,500,000
             Notes payable
                 due April 2000; interest at 2% per annum; interest payable monthly; interest and principal payable in equal monthly
                 installments over 60-month period
                 commencing April 1995                                                            138,649              180,642
             Other                                                                                 68,210               21,113
                                                                                             ------------          -----------
                                                                                                8,706,859            8,701,755
             Less- Current portion                                                                (64,529)             (51,870)
                                                                                             ------------          ------------
                                                                                             $  8,642,330          $  8,649,885
                                                                                             ============          ============

         In connection with the issuance of the industrial revenue bonds (see note 6), cash of $307,476 is held in escrow pending the Partnership's incurrence of certain qualified expenditures.

         Maturities of long-term debt are as follows:

                              1997            $    64,529
                              1998                 55,983
                              1999                 56,001
                              2000                 18,932
                              2001                 11,414
                              thereafter        8,500,000
                                              ------------
                                              $ 8,706,859
                                              ============

         The general partners are guarantors on the long-term debt. Substantially all of the assets are placed as collateral under the various debt agreements. In addition, Engelhard is the guarantor on the short-term loan which amounts to $2,750,000 as of December 31, 1996. The short-term loan is payable on demand with the interest rate adjusted on a weekly basis. The interest rate at December 31, 1996 was 5.875%. The fair value of the Partnership's debt was determined by reference to quotations available in markets where similar issues are traded. The interest on the long-term debt is adjusted weekly to current market rates. The estimated fair values of long-term debt at December 31, 1996 approximates the carrying amount.


(8)      REVENUES:

         Revenues comprise of the following:

                                            1996              1995              1994
                                        -----------        ----------        ----------
         Equipment sales                $ 6,097,736        $2,558,250        $1,529,811
         Substrate processing             4,302,233         5,801,666            35,345
         Licensing fees                          --           500,000                --
         Maintenance and service            104,640            84,363            55,230
                                        -----------        ----------        ----------
                                        $10,504,609        $8,944,279        $1,620,386
                                        ===========        ==========        ==========

         The Partnership fabricates large cell honeycomb substrate materials at its Miami facility under a Manufacturing and Supply Agreement with Ciba-Geigy Corporation ("Ciba"'). All rights and obligations under this agreement were assigned to Hexcel Corporation by Ciba. Hexcel provides the raw materials to be fabricated into large cell honeycomb substrate and retains title to the raw materials, work-in-process and finished goods. The Partnership receives processing fees for fabricating the raw materials into large cell honeycomb substrate. Processing fees are recognized in revenues in the period the fabricated substrate material is shipped. The Manufacturing and Supply Agreement is for a period of five years. The Partnership is in the third year of performing services under such Agreement. Export sales of equipment were approximately $1,457,000 , $643,000 and $238,000 in 1996, 1995 and 1994,
         respectively.

(9)      PARTNERS' CAPITAL:

         During 1996, $7,000,000 was contributed by each of the general partners. In January and March 1997, additional capital contributions of $1,000,000 were contributed by each of the general partners.

         During 1995, $3,000,000 was contributed by each of the general partners. In conjunction with the General Partners' Loan of $8,000,000 and issuance of $8,500,000 of industrial development revenue bonds (see note 6), $3,000,000 was repaid to each general partner and the remaining $5,000,000 outstanding balance on the loan was converted into a capital contribution, $2,500,000 for each general partner in 1995.

(10)        RELATED PARTY TRANSACTIONS:

                 The Partnership provided approximately $95,000,$83,000 and
            $91,000 in various administrative office support services to ICC during the year ended December 31, 1996, 1995 and the period ended December 31, 1994, respectively. Engelhard provided approximately $504,000, $351,000 and $ 297,000 in various administrative office support services to the Partnership during the year ended December 31, 1995 and the period ended December 31, 1994, respectively. Engelhard provided approximately $17,000, $162,000 and $ 320,000 in research and development to the Partnership during the year ended December 31, 1996 and 1995 and the period ended December 31, 1994, respectively. ICC provided approximately $47,000 and $72,000 in various administrative office support services to the Partnership during the year ended December 31, 1996 and 1995, respectively. The Partnership incurred approximately $328,000 and $ 63,000 during the year ended December 31, 1995 and the period ended December 31, 1994, respectively, of interest expense to the general partners in connection with the $8,000,000 General Partners' Loan (see note 6). In accordance with the Transfer Agreement entered into by the general partners, a distribution of approximately $140,000 was paid to ICC in 1995.


(10)        SUPPLEMENTAL CASH FLOW DISCLOSURES:

            Excluded from the Statement of Cash Flows for the year ended December 31, 1996 was the write-off of $449,200 of inventory and $40,214 of bad debts.

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

            Cash paid for interest amounted to approximately $516,394 and $823,000 for the years ended December 31, 1996 and 1995, respectively.


(11)        401(k) PROFIT SHARING PLAN:

            Effective January 1, 1995, the Partnership provides for all employees a 401(k) Profit Sharing Plan ("the Plan"). Under the Plan, an employee may elect to contribute on a pre-tax basis to a retirement account up to 15% of the employee's compensation up to the maximum annual contributions permitted by the Internal Revenue Code. The Partnership matches 50% of each participants contributions up to a maximum of 4% of the participant's compensation. Each employee is fully vested at all times with respect to his or her contributions. The Partnership's contribution and administration expense was approximately $95,000 and $80,000 for the years ended December 31, 1996 and 1995, respectively.

(11)     COMMITMENTS AND CONTINGENCIES:

         Lease Commitments

         The Partnership has operating lease commitments for its facilities, vehicles and certain equipment. In certain instances, these leases contain purchase and renewal options, both of which are at fair market value. The Partnership's offices are leased on a month-to-month basis.

         The future minimum lease payments for these leases at December 31, 1996 are as follows:

                      1997              $ 357,240
                      1998                526,440
                      1999                523,843
                      2000                521,321
                      2001                513,918

         Rent expense under these operating leases was $469,580, $224,634 and $188,158 for the years ended December 31, 1996, 1995 and 1994, respectively.

         In order to provide capacity and consolidate the Philadelphia office and manufacturing operations, the Partnership entered into a ten-year lease commitment which begins April 1997, for approximately 140,000 square feet of office, manufacturing and assembly space. The lease can be terminated after the fifth year. The Partnership is responsible for paying its allocable portion of all real estate taxes, water and sewer rates, and common expenses. The obligations under the lease agreement are guaranteed by the general partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):   ICC Technologies, Inc.
                -------------------------------------

By:             Irwin L. Gross
                -------------------------------------
                 (Signature)

Name and Title: Irwin L. Gross, Chairman of the Board
                -------------------------------------

Date:           March 26, 1997
                -------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     CAPACITY                      DATE
---------                     --------                      ----


/s/Irwin L. Gross             Chairman of the Board         March 26, 1997
---------------------------   and President (Principal
Irwin L. Gross                Executive Officer)


/s/William A. Wilson          Vice Chairman of the Board    March 26, 1997
---------------------------   and Director
William A. Wilson

/s/Manfred Hanuschek          Chief Financial Officer       March 26, 1997
---------------------------
Manfred Hanuschek

/s/Albert Resnick             Director and  Secretary       March 26, 1997
---------------------------
Albert Resnick

/s/Andrew L. Shapiro          Director                      March 26, 1997
---------------------------
Andrew L. Shapiro

/s/Stephen Schachman          Director                      March 26, 1997
---------------------------
Stephen Schachman

/s/Mark Hauser                Director                      March 26, 1997
---------------------------
Mark Hauser

/s/Charles Condy              Director                      March 26, 1997
---------------------------
Charles Condy

/s/Robert Aders               Director                      March 26, 1997
---------------------------
Robert Aders