Form 10-Q
period 1997-03-31
ICC TECHNOLOGIES INC
filed 1997-05-15
CIK 756502

Conformed Copy
==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ or ____


                         Commission file number 0-13865


                             ICC TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                             23-2368845
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)


      330 South Warminster Road
        Hatboro, Pennsylvania                                    19040
----------------------------------------                      ------------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (215) 682-6600

                  Former name, former address and former fiscal
                       year if changed since last report:

                        441 North Fifth Street, Suite 102
                             Philadelphia, PA 19123
                             ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   |X|   No ___


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, par value $.01 per share
                     --------------------------------------
                21,347,654 shares outstanding as of May 13, 1997.
                -------------------------------------------------

===============================================================================

                            INDEX TO FORM 10-Q REPORT

PART I.    FINANCIAL INFORMATION                                       PAGE NO.
-------    ---------------------                                       --------


Item 1.    Financial Statements (Unaudited)


               Consolidated Balance Sheets at March 31, 1997 and          3
               December 31, 1996

               Consolidated  Statements of Operations - Three months      4
               ended March 31, 1997 and 1996

               Consolidated Condensed Statements of Cash Flows -          5
               Three months ended March 31, 1997 and 1996

                Notes to Consolidated Financial Statements                6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of  Operations.                          9

PART II    OTHER INFORMATION

Item 1.    Legal proceedings                                              13

Item 2.    Changes in Securities                                          13

Item 3.    Defaults Upon Senior Securities                                13

Item 4.    Submission of Matters to Vote of Security Holders              13

Item 5.    Other Information                                              13

Item 6.    Exhibits and Reports on Form 8-K                               13

           SIGNATURES                                                     14

Item 1.  Financial Statements (Unaudited)

                             ICC TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         March 31,       December 31,
                                                                           1997               1996
                                                                      -------------      --------------
                                      ASSETS
                                      ------
CURRENT ASSETS:
     Cash and cash equivalents                                         $  8,632,120       $  9,641,114
     Prepaid expenses and other                                              66,049            108,161
                                                                       ------------       ------------
                   Total current assets                                   8,698,169          9,749,275

RESTRICTED CASH                                                           2,500,000          2,500,000
PROPERTY, EQUIPMENT AND SOFTWARE, net                                         7,618              1,590
                                                                       ------------       ------------
                       Total assets                                    $ 11,205,787       $ 12,250,865
                                                                       ============       ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                          $    204,356       $     70,437
     Payable to Engelhard/ICC                                                20,207             17,035
                                                                       ------------       ------------
                   Total current liabilities                                224,563             87,472
                                                                       ------------       ------------
LOSSES OF ENGELHARD/ICC IN EXCESS OF INVESTMENTS                          2,485,997          2,091,997
                                                                       ------------       ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, authorized
         50,000,000 shares, issued
         21,341,654 shares at March 31, 1997
         and 21,282,354 shares at December 31, 1996                         213,416            212,824
     Additional paid-in capital                                          50,842,350         50,730,330
     Accumulated deficit                                                (42,389,109)       (40,700,328)
     Less:  Treasury common stock, at cost, 66,227 shares                  (171,430)          (171,430)
                                                                       ------------       ------------
                   Total stockholders' equity                             8,495,227         10,071,396
                                                                       ------------       ------------
                       Total liabilities and stockholders' equity      $ 11,205,787       $ 12,250,865
                                                                       ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three months ended
                                                     ----------------------------------
                                                         March 31,         March 31,
                                                          1997              1996
                                                     ----------------  ----------------
REVENUES:
     Interest and Other income                         $    135,144       $     83,031

EXPENSES:
     Equity interest in net loss of Engelhard/ICC         1,394,000          1,597,654
     General and administrative                             429,925            371,261
                                                       ------------       ------------
         Total expenses                                   1,823,925          1,968,915
                                                       ------------       ------------

NET LOSS                                                 (1,688,781)        (1,885,884)

CUMULATIVE PREFERRED STOCK
     DIVIDEND REQUIREMENTS                                        0            (49,655)
                                                       ------------       ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS             $ (1,688,781)      $ (1,935,539)
                                                       ============       ============
NET LOSS PER COMMON SHARE                              $      (0.08)      $      (0.11)
                                                       ============       ============
WEIGHTED AVERAGE COMMON SHARES                           21,315,771         17,781,239
                                                       ============       ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                           -------------------------------------
                                                                   1997               1996
                                                           -------------------------------------
Cash Flows from Operating Activities:
     Net loss                                                  $(1,688,781)      $(1,855,884)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                                 982               443
         Equity interest in net loss of Engelhard/ICC            1,394,000         1,597,654
         (Increase) decrease in:
            Receivables                                                  0           112,606
            Prepaid expenses and other                              42,112            60,054
         Increase (decrease) in:
            Accounts payable and accued expenses                   137,090             5,380
                                                               -----------       -----------
                Net cash used in operating activities             (114,597)          (79,747)
                                                               -----------       -----------

Cash Flows from Investing Activities:
     Capital contributions to Engelhard/ICC                     (1,000,000)       (2,000,000)
     Purchases of property, equipment and software                  (7,010)                0
                                                               -----------       -----------
                Net cash used in investing activities           (1,007,010)       (2,000,000)
                                                               -----------       -----------

Cash Flows from Financing Activities:
     Proceeds from issuance of common
       stock and warrants, net                                     112,613        16,028,930
     Cash redemption of Preferred Stock                                  0          (981,270)
     Cash  dividend on Preferred Stock                                   0          (394,610)
     Repayments of borrowings from stockholder                           0          (150,000)
                                                               -----------       -----------
                Net cash provided by financing activities          112,613        14,503,050
                                                               -----------       -----------

Net increase  in cash and cash equivalents                      (1,008,994)       12,423,303

Cash and Cash Equivalents, Beginning of Period                   9,641,114         1,573,475
                                                               -----------       -----------
Cash and Cash Equivalents, End of Period                       $ 8,632,120       $13,996,778
                                                               ===========       ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) MARCH 31, 1997


(1)      BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year then ended. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of results of operations expected for the full year.


(2)      BUSINESS AND GOING CONCERN CONSIDERATIONS:

         Business

         ICC Technologies, Inc. ("ICC" or the "Company") is a Delaware Corporation. ICC through its joint venture Engelhard/ICC ("the Partnership") with Engelhard Corporation ("Engelhard"), designs, manufactures and markets innovative active humidity control systems to supplement or replace conventional air conditioning systems. The Partnership's active humidity control systems are based on proprietary desiccant technology initially developed by the Company, licensed honeycomb rotor technology and Engelhard's patented titanium silicate desiccant, ETS(TM). The Partnership's active humidity control systems are designed to address indoor air quality, energy and environmental concerns and regulations currently affecting the air conditioning market.

         The Partnership was formed on February 7, 1994 pursuant to the terms and conditions under the Joint Venture Asset Transfer Agreement ("Transfer Agreement") whereby the Partnership succeeded to the desiccant air conditioning business conducted by ICC prior to the formation of the Partnership and the activities of ICC and Engelhard under the Joint Development Agreement dated May 26, 1992. Since the formation of the Partnership, the Company has become principally a holding company whose activities have related primarily to its participation in the management of the Partnership in which it owns a 50% interest. The Company is not permitted to engage directly or indirectly in any activities which would conflict with the Partnership's business as long as the Partnership is in effect, but the Company is not precluded from engaging in other activities. The Company investigates from time to time other opportunities; however, the Company currently does not have any commitments to engage in other activities and, therefore, is not expected to generate any significant revenues, although it will continue to incur general and administrative expenses.

         Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of the Partnership have been insufficient to cover costs of operations for the three months ended March 31, 1997. The Company has incurred cumulative losses since inception of $42,389,109 through March 31, 1997. In order to continue operations, the Company has had to raise additional capital to offset cash consumed in operations and support of the Partnership. Until the Partnership generates positive cash flows from operations, it will be primarily dependent on the partners to provide any required working capital. The Company's continuation as a going concern is dependent on its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required, and (iii) ultimately attain profitable operations and positive cash flows from its operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

         The cash utilized in the Company's operating and investing activities during the three months ended March 31, 1997 was financed primarily through the use of cash on hand and the proceeds from the exercise of stock options and warrants. Management believes the Partnership will require additional capital contributions during 1997. To the extent Partnership capital contributions exceed cash on hand, or if the Company requires additional funds to continue its operations, the Company would expect to satisfy such requirements by seeking equity financing. The Company's ability to successfully obtain equity financing in the future is dependent in part on market conditions and the performance of the Partnership. There can be no assurance that the Company will be able to obtain equity financing in the future.


(3)      THE  PARTNERSHIP:

         The following are the summarized unaudited financial results of the
         Partnership:

                                                 Quarter ended    Quarter ended
                                                    March 31,       March 31,
                                                      1997            1996
                                                      ----            ----
           Results of operations:
           Revenues                              $  2,678,099    $  2,076,099
           Cost of goods sold                       3,312,712       2,903,733
                                                 ------------    ------------
           Gross profit (loss)                      (634,613)       (827,634)
           Operating expenses:
             Marketing                              1,016,655         873,721
             Engineering                              291,357         278,855
             Research and development                 146,315         296,985
             General and administrative               578,281         813,964
                                                 ------------    ------------
           Loss from operations                   (2,667,221)     (3,091,159)
           Interest expense                           120,778         104,149
                                                 ------------     -----------
           Net loss                              $(2,787,999)    $(3,195,308)
                                                 ============    ============

                                                      As of          As of
           Balance sheet information:               March 31,      December 31,
                                                      1997            1996
                                                      ----            ----
           Cash                                  $     90,038    $  1,192,997
           Receivables                              2,395,785       2,640,804
           Inventory                                4,498,616       4,570,952
           Other current assets                       310,164         278,762
           Property, plant and equipment            9,056,120       7,990,125
           Cash held in escrow                         13,477         307,476
           Other noncurrent assets                  1,984,791       1,978,115
                                                 ------------    ------------
              Total Assets                       $ 18,348,991    $ 18,959,231
                                                 ============    ============

           Current liabilities                   $  2,374,600    $  2,248,209
           Revolving credit line                    2,750,000       2,750,000
           Long term debt                           8,693,698       8,642,330
           Partners' capital                        4,530,693       5,318,692
                                                 ------------    ------------
              Total Liabilities and capital      $ 18,348,991    $ 18,959,231
                                                 ============    ============

         The Company's investment in the Partnership is owned by a subsidiary, ICC Desiccant Technologies, Inc., whose principal asset is the Partnership investment. The investment in the Partnership is accounted for under the equity method of accounting. The Company's proportionate share of losses in the Partnership are $1,394,000 and $1,597,654 for the three months ended March 31, 1997 and 1996, respectively. The Partnership has incurred cumulative losses of approximately $31.6 million since inception through March 31, 1997. The Company's share of the cumulative losses have resulted in the recognition of losses in excess of the Company's investment in the amount of $2,485,996 and $2,091,997 as of March 31, 1997 and December 31, 1996, respectively.

         Payables to the Partnership were $20,207 and $17,035 at March 31, 1997 and December 31, 1996, respectively. The general partners are guarantors of the Partnership's long term debt which totals approximately $ 8.7 million as of March 31, 1997.

         The Company and Engelhard made additional capital contributions of $1 million each to the Partnership in the three months ended March 31, 1997. Subsequent to March 31, 1997, each partner made an additional capital contribution of $1 million to the Partnership.

         In April 1997, the Company and the Partnership relocated their principal executive offices and related manufacturing facilities in Philadelphia to a 138,000 square foot facility located in Hatboro, Pennsylvania.

(4)      STOCK TRANSACTIONS:

         Equity Investments

         The Company received proceeds of approximately $53,000 and $47,000 from the exercise of stock options to purchase approximately 29,000 and 33,000 shares of Common Stock granted under its option plans in the three month period ended March 31, 1997 and 1996, respectively. The Company received proceeds of approximately $60,000 and $17,000 from the exercise of warrants to purchase approximately 30,000 and 3,500 shares of Common Stock in the three month period ended March 31, 1997 and 1996, respectively.

         In February 1996, the Company issued 2,500,000 shares of Common Stock in a secondary offering at $7 per share less underwriting discounts and commissions of $.49 per share. Proceeds of approximately $16.3 million were offset by costs of approximately $600,000 incurred in connection with the offering. In connection with the offering, all outstanding Preferred Stock was converted into 3,609,696 shares of Common Stock and redeemed in cash for $981,270. In addition, accrued dividends on the Preferred Stock amounting to approximately $1,044,000 were declared and paid in cash, except for $649,396 of such dividends associated with the Series G Preferred Stock which were paid in the form of 162,349 shares of Common Stock in accordance with the original terms of such series. As a result of such conversion and redemption of Preferred Stock, there are currently no shares of Preferred Stock outstanding. The Company plans to use the remaining net proceeds from the offering to: (i) fund its half of the estimated future financing requirements of the Partnership and (ii) to fund the Company's working capital requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, through the Partnership, designs, manufactures and markets innovative active humidity control systems to supplement or replace conventional air conditioning systems. The Partnership's active humidity control systems are based on proprietary desiccant technology initially developed by the Company, a licensed honeycomb rotor technology and Engelhard's patented titanium silicate desiccant, ETS(TM).

Pursuant to the formation of the Partnership on February 7, 1994, the Company transferred its assets related to its desiccant active humidity control business, subject to certain liabilities, to the Partnership in exchange for a 50% interest in the Partnership through its wholly-owned subsidiary, ICC Desiccant Technologies, Inc. Engelhard, in exchange for a 50% interest in the Partnership, contributed capital to the Partnership, entered into a supply agreement to sell ETS(TM) to the Partnership and entered into a license agreement granting the Partnership an exclusive royalty-free license to use ETS(TM) in the Partnership's business, including heating, ventilation and air conditioning. The desiccant active humidity control business conducted by the Company prior to the formation of the Partnership is now being conducted by the Partnership, and the Company has become principally a holding company. Further, substantially all of the employees of the Company have become employees of the Partnership and the leases for the space occupied by, and certain other obligations of, the Company have been assumed by the Partnership.

Since the formation of the Partnership, the Company's activities have related primarily to its participation in the management of the Partnership in which it owns a 50% interest. The Company is not permitted to engage directly or indirectly in any activities which would conflict with the Partnership's business as long as the Partnership is in effect, but the Company is not precluded from engaging in other activities. The Company investigates from time to time other opportunities; however, the Company currently does not have any commitments to engage in other activities and, therefore, is not expected to generate any significant revenues, although it will continue to incur general and administrative expenses.

The Company accounts for its interest in the Partnership under the equity method of accounting for investments. Although the Company has no obligation to provide additional financing to the Partnership, because the Company has, and expects to continue to fund its share of the Partnership's activities, the Company recognizes its share of the losses of the Partnership.

Results of Operations


As described above, since the formation of the Partnership, the Company's sole activities have related to its participation in the management of the Partnership. The Company's general and administrative expenses increased $58,664 to $429,925 for the three month period ended March 31, 1997 compared to $371,261 for the same period in 1996, primarily as a result of increased shareholder relations activities and payroll costs.

The Company's net loss for the three months ended March 31, 1997 decreased $197,103 to $1,688,781 compared with the net loss of $1,885,884 for the same period in 1996. This decrease in the net loss is attributable to the Company's 50% share of the Partnership's loss of $ 2,787,999 for the three months ended March 31, 1997 as compared to $3,195,308 recognized for the same period ended in 1996. Net loss per share of Common Stock decreased to $.08 for the three month period ended March 31, 1997, compared with $.11 per share for the same period of 1996 as a result of the decrease in the net loss and the additional weighted average shares outstanding.


The Partnership's revenue for the three months ended March 31, 1997 increased $602,000 to $2,678,099 compared to $2,076,099 for the same period in 1996. The increase in revenue is attributable to increased sales of substrate from the Partnership's Miami plant to Hexcel pursuant to a supply contract and increased equipment sales. Sales of substrate from the Miami plant increased to approximately $1.4 million for the three months ended March 31, 1997 compared to approximately $900,000 for the three months ended March 31, 1996. Equipment sales increased to $1.3 million compared to approximately $1.1 million for the three months ended March 31, 1996. The Partnership recorded a gross loss of approximately $635,000 for the three months ended March 31, 1997 compared to a gross loss of approximately $828,000 for the same period in 1996. The reduction in gross loss was the result of increased efficiencies in labor and material costs.

The Partnership's operating expenses decreased $230,917 to $2,032,608 for the three months ended March 31, 1997 compared to $2,263,525 for the same period in 1996 due primarily to lower general and administrative and research and development operating costs offsetting increased marketing costs. General and administrative expenses have decreased primarily as a result of decreased severance and inventory obsolescence costs. Research and development costs decreased the result of decreased staff size. Marketing costs increased due primarily to the increase in sales personnel. As a result of the reduction in gross loss and decreased operating expenses, the loss from operations decreased $423,938 to $2,667,221 for the three months ended March 31, 1997 as compared to $3,091,159 for the same period in 1996.

The Partnership's net loss decreased $407,309 to $2,787,999 for the three months ended March 31, 1997 compared to $3,195,308 for the same period in 1996 as a result of increased revenues and reduction in operating costs.


The Partnership's backlog for equipment amounted to approximately $2.6 million at May 13, 1997.


Liquidity and Capital Resources

The Company's cash and cash equivalents decreased $1,008,994 to $8,632,120 as of March 31, 1997 as compared to $9,641,114 as of December 31, 1996. The decrease in cash is primarily attributable to the $1 million capital contribution made to the Partnership in the three month period ended March 31, 1997.

Net cash used in operating activities by the Company was $114,597 for the three months ended March 31, 1997 due to the net loss, before non-cash charges and the Company's 50% share of the net loss of the Partnership, of $293,799 offset by net working capital provided of $179,202. The Company and Engelhard made additional capital contributions of $1,000,000 each to the Partnership in the three months ended March 31, 1997. Subsequent to March 31, 1997, each partner made an additional capital contribution of $1 million to the Partnership. Net cash used in operating activities and for investments in the Partnership by the Company were financed by existing cash and proceeds from the issuance of Common Stock and exercise of stock options and warrants.

The Partnership's cash and cash equivalents decreased to $90,038 at March 31, 1997 from $1,192,997 at December 31, 1996. The decrease was due to cash used in operating activities of approximately $2 million, resulting from the Partnership's net losses and working capital requirements, and cash used in investing activities of approximately $1.4 million related to purchases of machinery and equipment related primarily to the new production facility in Hatboro, Pennsylvania. Operating and investing activities were primarily financed by $2 million in capital contributions from the Company and Engelhard. The Partnership is expected to require and will be dependent on the Company and Engelhard, to provide additional financing to support its current operations and any future expansion. There can be no assurance that the Company or Engelhard will be willing, or able, to provide such additional financing.

Management believes the Partnership will require additional capital contributions during 1997. To the extent Partnership capital contributions in excess of available cash of the Company are required or if the Company requires additional funds to continue its operations, the Company would expect to satisfy such requirements by seeking equity financing. The Company's ability to successfully obtain equity financing in the future is dependent in part on market conditions and the performance of the Partnership. There can be no assurance that the Company will be able to obtain equity financing in the future.

In February 1996, the Company issued 2,500,000 shares in a secondary offering at $7 per share less underwriting discounts and commissions of $.49 per share. Proceeds of approximately $16.3 million were offset by costs of approximately $600,000 incurred in connection with the offering. In connection with the offering, all outstanding Preferred Stock was converted into 3,609,696 shares of Common Stock and redeemed in cash for $981,270. In addition, accrued dividends on the Preferred Stock amounting to approximately $1,044,000 were declared and paid in cash, except for $649,396 of such dividends associated with the Series G Preferred Stock which were paid in the form of 162,349 shares of Common Stock in accordance with the original terms of such series. As a result of such conversion and redemption of Preferred Stock, there are currently no shares of Preferred Stock outstanding. The Company plans to use the remaining net proceeds from the offering to: (i) fund its half of the estimated future financing requirements of the Partnership and (ii) to fund the Company's working capital requirements. In April 1996, the underwriters of the secondary offering exercised their overallotment option and purchased 186,813 for proceeds of approximately $1.2 million after underwriting discounts and commissions.

The Company received proceeds of approximately $53,000 and $47,000 from the exercise of stock options to purchase approximately 29,000 and 33,000 shares of Common Stock granted under its option plans in the three month period ended March 31, 1997 and 1996, respectively. The Company received proceeds of approximately $60,000 and $17,000 from the exercise of warrants to purchase approximately 30,000 and 3,500 shares of Common Stock in the three month period ended March 31, 1997 and 1996, respectively.

ICC has not declared any dividends on Common Stock and does not expect to declare dividends in the foreseeable future. Payment of future dividends will rest within the discretion of the Board of Directors and will depend, among other things, on ICC's earnings, capital requirements and financial condition.


The independent accountants' report on the audit of the Company's 1996 financial statements includes an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of the Partnership have been insufficient to cover costs of operations for the three months ended March 31, 1997. The Company has suffered recurring losses accumulating to approximately $42 million as of March 31, 1997. In order to continue operations, the Company has had to raise additional capital to offset cash consumed in operations and in port of the Partnership. The Company's continuation as a going concern is dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required and (iii) ultimately, attain profitable operations and positive cash flow from its operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

The independent accountants' report on the audit of the Partnership's 1996 financial statements also includes an explanatory paragraph regarding substantial doubt about the Partnership's ability to continue as a going concern. The Partnership has incurred cumulative losses of approximately $32 million since inception through March 31, 1997. The Partnership's continuation as a going concern will remain dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing or refinancing as may be required and (iii) ultimately, attain profitable operations and positive cash flow from operations.


Safe Harbor for Forward-Looking Statements

Except for historical matters contained herein, the matters discussed in this Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements reflect numerous assumptions and involve risks and uncertainties which may affect the Company's or the Partnership's business, financial position and prospects and cause actual results to differ materially from these forward-looking statements. The assumptions and risks include sufficient funds to finance working capital and other financing requirements of the Company and the Partnership, market acceptance of the Partnership's products, dependence on proprietary technology, competition in the air conditioning industry and others set forth in the Company's filings with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION

Item 1.       Legal Proceedings

              Refer to the information under the caption Legal Proceedings in the Company's Form 10-K Report for the year ended December 31, 1996 for a discussion of legal proceedings instituted in the quarter ended March 31, 1997.


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



DATE:     May 13, 1997                    BY:    /s/ Irwin L. Gross
     --------------------                      ----------------------------
                                                Irwin L. Gross, Chairman
                                                and President




DATE:     May 13, 1997                    BY:    /s/ Manfred Hanuschek
     --------------------                      ----------------------------
                                                Manfred Hanuschek
                                                Chief Financial Officer