Form 10-Q
period 1997-06-30
ICC TECHNOLOGIES INC
filed 1997-08-05
CIK 756502

Conformed Copy
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ or ____


                         Commission file number 0-13865


                             ICC TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      DELAWARE                           23-2368845
          --------------------------------          ----------------------
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification Number)


          330 South Warminster Road
            Hatboro, Pennsylvania                          19040
 ----------------------------------------             ----------------
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (215) 682-6600
                                                           --------------

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

                              Yes   X          No
                                 -------          ------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, par value $.01 per share
                     --------------------------------------
               21,464,248 shares outstanding as of August 1, 1997.
               ---------------------------------------------------

===============================================================================


                            INDEX TO FORM 10-Q REPORT

PART I.      FINANCIAL INFORMATION                                             PAGE NO.
-------      ---------------------                                             --------

Item 1.      Financial Statements (Unaudited)


                 Consolidated Balance Sheets at June 30, 1997 and                  3
                 December 31, 1996

                 Consolidated  Statements of Operations - Three months and
                 six months ended June 30, 1997 and 1996                           4

                 Consolidated Condensed Statements of Cash Flows -  Six            5
                 months ended June 30, 1997 and 1996

                 Notes to Consolidated Financial Statements                        6


Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of  Operations.                                           9

PART II      OTHER INFORMATION

Item 1.      Legal proceedings                                                     13

Item 2.      Changes in Securities                                                 13

Item 3.      Defaults Upon Senior Securities                                       13

Item 4.      Submission of Matters to Vote of  Security Holders                    13

Item 5.      Other Information                                                     13

Item 6.      Exhibits and Reports on Form 8-K                                      13

             SIGNATURES                                                            14

                                       2

Item 1.  Financial Statements (Unaudited)

                              ICC TECHNOLOGIES, INC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             June 30,     December 31,
                                                                              1997            1996
                                                                          ------------    ------------
                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $  5,997,575    $  9,641,114
     Prepaid expenses and other                                                 19,681         108,161
                                                                          ------------    ------------
                   Total current assets                                      6,017,256       9,749,275

RESTRICTED CASH                                                              2,500,000       2,500,000
PROPERTY, EQUIPMENT AND SOFTWARE, net                                            6,637           1,590

                                                                          ------------    ------------
                       Total assets                                       $  8,523,893    $ 12,250,865
                                                                          ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                             $    158,380    $     70,437
     Payable to Engelhard/ICC                                                   29,471          17,035
                                                                          ------------    ------------
                   Total current liabilities                                   187,851          87,472
                                                                          ------------    ------------
LOSSES OF ENGELHARD/ICC IN EXCESS OF INVESTMENTS                             1,655,573       2,091,997
                                                                          ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, authorized 50,000,000 shares, issued
         21,350,654 shares at June 30, 1997 and 21,282,354
         shares at December 31, 1996                                           213,507         212,824
     Additional paid-in capital                                             50,851,260      50,730,330
     Accumulated deficit                                                   (44,212,868)    (40,700,328)
     Less:  Treasury common stock, at cost, 66,227 shares                     (171,430)       (171,430)
                                                                          ------------    ------------
                   Total stockholders' equity                                6,680,469      10,071,396
                                                                          ------------    ------------
                       Total liabilities and stockholders' equity         $  8,523,893    $ 12,250,865
                                                                          ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                              ICC TECHNOLOGIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three months ended              Six month endeded
                                                    -------------------------------------------------------------
                                                       June 30,        June 30,      June 30,          June 30,
                                                         1997            1996          1997              1996
                                                    ------------    ------------    ------------    -------------
REVENUES:
     Interest  income                               $    163,928    $    225,859    $    299,072    $     308,890
EXPENSES:
     Equity interest in net loss of Engelhard/ICC      1,419,576       1,498,334       2,813,576        3,095,988
     General and administrative                          568,111         440,982         998,036          812,243
                                                    ------------    ------------    ------------    -------------
         Total expenses                                1,987,687       1,939,316       3,811,612        3,908,231
                                                    ------------    ------------    ------------    -------------

NET LOSS                                              (1,823,759)     (1,713,457)     (3,512,540)      (3,599,341)

CUMULATIVE PREFERRED STOCK
     DIVIDEND REQUIREMENTS                                     0               0               0          (49,655)
                                                    ------------    ------------    ------------    -------------
NET  LOSS  APPLICABLE TO COMMON STOCKHOLDERS        $ (1,823,759)   $(1,713,457)    $ (3,512,540)   $  (3,648,996)
                                                    ============    ============    ============    =============
NET  LOSS  PER COMMON SHARE                         $      (0.09)   $      (0.08)   $      (0.17)   $       (0.19)
                                                    ============    ============    ============    =============
WEIGHTED AVERAGE COMMON SHARES                        21,280,927      21,109,355      21,265,235       19,445,297
                                                    ============    ============    ============    =============


The accompanying notes are an integral part of the consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                   -----------------------------
                                                                                       1997            1996
                                                                                   -----------------------------
Cash Flows from Operating Activities:
     Net loss                                                                      $ (3,512,540)   $ (3,599,341)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                    1,963             795
         Equity interest in net loss of Engelhard/ICC                                 2,813,576       3,095,988
         (Increase) decrease in:
            Receivables                                                                       0         150,067
            Prepaid expenses and other                                                   88,480         107,223
         Increase (decrease) in:
            Accounts payable and accued expenses                                        100,379        (230,220)
                                                                                   ------------    ------------
                Net cash used in operating activities                                  (508,142)       (475,488)
                                                                                   ------------    ------------
Cash Flows from Investing Activities:
     Capital contributions to Engelhard/ICC                                          (3,250,000)     (5,000,000)
     Purchases of property, equipment and software                                       (7,010)              0
                                                                                   ------------    ------------
                Net cash used in investing activities                                (3,257,010)     (5,000,000)
                                                                                   ------------    ------------
Cash Flows from Financing Activities:
     Proceeds from issuance of common stock and warrants, net                           121,613      17,268,315
     Cash redemption of Preferred Stock                                                       0        (981,270)
     Cash  dividend on Preferred Stock                                                        0        (394,610)
     Repayments of borrowings from stockholder                                                0        (150,000)
                                                                                   ------------    ------------
                Net cash provided by financing activities                               121,613      15,742,435
                                                                                   ------------    ------------
Net increase  in cash and cash equivalents                                           (3,643,539)     10,266,947

Cash and Cash Equivalents, Beginning of Period                                        9,641,114       1,573,475
                                                                                   ------------    ------------
Cash and Cash Equivalents, End of Period                                           $  5,997,575    $ 11,840,422
                                                                                   ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) JUNE 30, 1997


(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year then ended. Results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results of operations expected for the full year.

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

      Going Concern

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of the Partnership have been insufficient to cover costs of operations for the three and six months ended June 30, 1997. The Company has incurred cumulative losses since inception of approximately $44.2 million through June 30, 1997. In order to continue operations, the Company has had to raise additional capital to offset cash consumed in operations and support of the Partnership. Until the Partnership generates positive cash flows from operations, it will be primarily dependent on the partners to provide any required working capital. The Company's continuation as a going concern is dependent on its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required, and (iii) ultimately attain profitable operations and positive cash flows from its operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern

      The source of the cash utilized in the Company's operating and investing activities during the three and six months ended June 30, 1997 was cash on hand and proceeds from the exercise of stock options and warrants. Management believes the Partnership will require additional capital contributions. To the extent Partnership capital contributions exceed cash on hand, or if the Company requires additional funds to continue its operations, the Company would expect to satisfy such requirements by seeking equity financing. The Company's ability to successfully obtain equity financing in the future is dependent in part on market conditions and the performance of the Partnership. There can be no assurance that the Company will be able to obtain equity financing in the future.

(3)   INVESTMENT IN ENGELHARD/ICC PARTNERSHIP

      The following are the summarized unaudited financial results of the
      Partnership:


                                                     Quarter       Quarter          Six months      Six months
                                                      ended         ended              ended          ended
                                                 June 30, 1997   June 30, 1996    June 30, 1997   June 30, 1996
                                                 -------------   -------------    -------------   -------------
           Results of operations:
           Revenues                              $  3,630,840    $  2,720,649     $  6,308,939    $  4,796,748
           Cost of goods sold                       3,961,507       3,326,514        7,274,219       6,230,247
                                                    ---------       ---------        ---------       ---------
           Gross profit(loss)                        (330,667)       (605,865)        (965,280)     (1,433,499)
           Operating expenses:
             Marketing                                992,082         842,477        2,008,737       1,716,198
             Engineering                              518,430         304,991          809,787         583,846
             Research and development                 160,682         242,940          306,997         539,925
             General and administrative               722,266         890,435        1,300,547       1,704,399
                                                      -------         -------        ---------       ---------
           Loss from operations                     2,724,127       2,886,708        5,391,348       5,977,867
           Interest expense                           115,025         109,960          235,803         214,109
                                                      -------         -------          -------         -------
           Net loss                                $2,839,152      $2,996,668       $5,627,151      $6,191,976
                                                   ==========      ==========       ==========      ==========



                                                    As of           As of
           Balance sheet information:              June 30,       December 31,
                                                    1997            1996
                                               --------------    ------------
           Cash                                  $    443,923    $  1,192,997
           Receivables                              3,444,828       2,640,804
           Inventory                                4,261,993       4,570,952
           Other current assets                       310,777         278,762
           Property, plant and equipment            9,718,177       7,990,125
           Cash held in escrow                         14,248         307,476
           Other noncurrent assets                  1,994,160       1,978,115
                                                    ---------       ---------
              Total assets                       $ 20,188,106    $ 18,959,231
                                                 ============    ============

           Current liabilities                    $ 2,525,626     $ 2,248,209
           Short-term loan                          2,750,000       2,750,000
           Long-term debt                           8,720,939       8,642,330
           Partners' capital                        6,191,541       5,318,692
                                                    ---------       ---------
              Total liabilities and capital      $ 20,188,106     $18,959,231
                                                 ============     ===========

      The Company's investment in the Partnership is owned by a subsidiary, ICC Desiccant Technologies, Inc., whose principal asset is the Partnership investment. The investment in the Partnership is accounted for under the equity method of accounting. The Company's proportionate share of losses in the Partnership are $1,419,576 and $1,498,334 for the three months ended June 30, 1997 and 1996, respectively and $2,813,576 and $3,095,988 for the six months ended June 30, 1997 and 1996, respectively. The Partnership has incurred cumulative losses of approximately $34.4 million since inception through June 30, 1997. The Company's share of the cumulative losses have resulted in the recognition of losses in excess of the Company's investment in the amount of $1,655,573 and $2,091,997 as of June 30, 1997 and December 31, 1996, respectively.

      Payables to the Partnership were $29,471 and $17,035 at June 30, 1997 and December 31, 1996, respectively. The general partners are guarantors of the Partnership's long term debt which totals approximately $ 8.7 million as of June 30, 1997.

      The Company and Engelhard made capital contributions of $2.25 million each to the Partnership during the three months ended June 30, 1997 raising the total capital contributions contributed to the Partnership during the six months ended June 30, 1997 to $3.25 million each. Subsequent to June 30, 1997, each partner made an additional capital contribution of $500,000 to the Partnership.

      In April 1997, the Company and the Partnership relocated their principal executive offices and related manufacturing facilities in Philadelphia to a 138,000 square foot facility located in Hatboro, Pennsylvania.


(4)   STOCK TRANSACTIONS:

      Equity Investments

      The Company received proceeds of approximately $9,000 and $126,000 from the exercise of stock options and warrants to purchase approximately 9,000 and 67,000 shares of Common Stock in the three month periods ended June 30, 1997 and 1996, respectively. The Company received proceeds of approximately $122,000 and $190,000 from the exercise of stock options and warrants to purchase approximately 68,300 and 103,500 shares of Common Stock in the six month period ended June 30, 1997 and 1996, respectively.

      In February 1996, the Company issued 2,500,000 shares of Common Stock in a secondary offering at $7 per share less underwriting discounts and commissions of $.49 per share. Proceeds of approximately $16.3 million were offset by costs of approximately $600,000 incurred in the offering. In April 1996, the underwriters of the secondary offering exercised their overallotment option and purchased 186,813 shares of Common Stock for proceeds of approximately $1.2 million after underwriting discounts and commissions.

      The Company loaned $230,467 to the chairman in July 1997 in connection with the exercise of an option to acquire 82,753 shares of Common Stock. The loan was in the form of a full recourse note which matures in five years. Such note bears a market rate of interest equal to the prime rate of 8.5% with such rate to be adjusted to the current prime rate at each annual anniversary date.

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

      Pursuant to the formation of the Partnership on February 7, 1994, the Company transferred its assets related to its desiccant active humidity control business, subject to certain liabilities, to the Partnership in exchange for a 50% interest in the Partnership through its wholly-owned subsidiary, ICC Desiccant Technologies, Inc. Engelhard, in exchange for a 50% interest in the Partnership, contributed capital to the Partnership, entered into a supply agreement to sell ETS(TM) to the Partnership and entered into a license agreement granting the Partnership an exclusive royalty-free license to use ETS(TM) in the Partnership's business, including heating, ventilation and air conditioning. The desiccant active humidity control business conducted by the Company prior to the formation of the Partnership is now being conducted by the Partnership, and the Company is principally a holding company.

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

      Results of Operations

      As described above, since the formation of the Partnership, the Company's sole activities have related to its participation in the management of the Partnership. The Company's general and administrative expenses increased $127,129 to $568,111 for the three month period ended June 30, 1997, compared to $440,982 for the same period in 1996, and increased $185,793 to $998,036 for the six month period ended June 30, 1997, compared to $812,243 for the same period in 1996. Such increase was primarily the result of increased consulting and professional fees. The Company's interest income decreased $61,931 to $163,928 for the three month period ended June 30, 1997, compared to $225,859 for the same period in 1996, and decreased $9,818 to $299,072 for the six month period ended June 30, 1997, compared to $308,890 for the same period in 1996. The decrease in interest income is the result of a decrease in average cash and cash equivalents balances in 1997 as compared to 1996.

      The Company's net loss for the three months ended June 30, 1997 increased $110,302 to $1,823,759, compared with the net loss of $1,713,457 for the same period in 1996. The increase in the net loss is primarily attributable to the increase in general and administrative expenses and the reduction in interest income which more than offset reductions in the Company's 50% share of the Partnership's loss. The Company's net loss for the six months ended June 30, 1996 decreased $86,801 to $3,512,540, compared with the net loss of $3,599,341 for the same period in 1996. This decrease in the net loss is primarily attributable to reductions in the Company's 50% share of the Partnership's loss, which more than offset increases in general and administrative expenses and lower interest income. Net loss per share of

      Common Stock increased to $.09 for the three month period ended June 30, 1997, compared with $.08 per share for the same period of 1996. Such increase was attributable to the increase in net loss for the three month period ended June 30, 1997. Net loss per share of Common Stock decreased to $.17 for the six month period ended June 30, 1997, compared with $.19 per share for the same period of 1996. Such decrease was primarily the result of decrease in net loss, the issuance of additional shares of Common Stock and elimination of preferred stock dividend requirements.

      The Partnership's revenue increased to $3,630,840 and $6,308,939 for the three and six months ended June 30, 1997, respectively, compared to $2,720,649 and $4,796,748 for the same periods in 1996 respectively. The increase in revenue was attributable to increased equipment sales and the sale of substrate from the Miami plant pursuant to a supply contract. Equipment sales increased to approximately $2.1 and $3.4 million for the three and six months ended June 30, 1997, respectively, compared to approximately $1.4 and $2.6 million for the three and six months ended June 30, 1996, respectively. Sales of substrate increased to approximately $1.5 and $2.8 million for the three and six months ended June 30, 1997, respectively, compared to approximately $1.2 and $2.2 million for the three and six months ended June 30, 1996, respectively. The Partnership recorded a reduction in the gross loss to approximately $331,000 and $965,000 for the three and six months ended June 30, 1997, respectively, compared to a gross loss of approximately $606,000 and $1,433,000 for the same periods in 1996, respectively, due primarily to increased efficiencies in labor and material costs.

      The Partnership's operating expenses increased to $2,393,460 for the three months ended June 30, 1997 compared to $2,280,843 for the same periods in 1996, respectively, due primarily to higher engineering and marketing costs offset by lower general and administrative costs. The Partnership's operating expenses increased to $4,426,068 for the six months ended June 30, 1997 compared to $4,544,368 for the same periods in 1996 due to lower general and administrative and research and development costs offset by higher marketing and engineering costs. Marketing and engineering costs increased due to increases in related staff levels and activities. General and administrative expenses have decreased primarily as the result of decreased inventory obsolescence and severance costs. Research and development expenses decreased as the result of decreased staff size. The reduction in gross loss offset the increase in operating expenses resulting in a decrease in the loss of operations to $2,724,127 for the three months ended June 30, 1997 as compared to $2,886,708 for the same period in 1996. The reduction in gross loss and in operating expenses resulting in a decrease in the loss of operations to $5,391,348 for the six months ended June 30, 1997 as compared to $5,977,867 for the same period in 1996.

      The Partnership's net loss decreased to $2,839,152 and $5,627,151 for the three and six months ended June 30, 1997, respectively, compared to $2,996,668 and $6,191,976 for the same period in 1996, respectively, due to the increased revenues and reduction in operating costs.

      The Partnership's backlog for equipment amounted to approximately $2.2 million at July 24, 1996.

      Liquidity and Capital Resources

      The Company's cash and cash equivalents decreased $3,643,539 to $5,997,575 as of June 30, 1997 as compared to $9,641,114 as of December 31, 1996. The decrease in cash is primarily attributable to the $3.25 million capital contribution made to the Partnership in the six month period ended June 30, 1997.

      Net cash used in operating activities by the Company was $508,142 for the six months ended June 30, 1997 due to the net loss, before non-cash charges and the Company's 50% share of the net loss of the Partnership, of $697,001 offset by net working capital provided of $188,859. The Company and Engelhard made capital contributions of $3,250,000 each to the Partnership in the six months ended June 30, 1997. Subsequent to June 30, 1997, each partner made a capital contribution of $500,000 to the Partnership. Net cash used in operating activities and for investments in the Partnership by the Company were financed by existing cash and proceeds from the issuance of Common Stock and exercise of stock options and warrants.

      The Partnership's cash and cash equivalents decreased to $443,923 at June 30, 1997 from $1,192,997 at December 31, 1996. The decrease was due to cash used in operating activities of approximately $5 million, resulting from the Partnership's net losses and working capital requirements, and cash used in investing activities of approximately $2.5 million related to purchases of machinery and equipment related primarily to the new production facility in Hatboro, Pennsylvania. Financing activities provided approximately $6.8 million which consisted primarily of $6.5 million in capital contributions from the Company and Engelhard. The Partnership is expected to require and will be dependent on the Company and Engelhard to provide additional financing to support its current operations and any future expansion. There can be no assurance that the Company or Engelhard will be willing, or able, to provide such additional financing.

      Management believes the Partnership will require additional capital contributions. To the extent Partnership capital contributions in excess of available cash of the Company are required or if the Company requires additional funds to continue its operations, the Company would expect to satisfy such requirements by seeking equity financing. The Company's ability to successfully obtain equity financing in the future is dependent in part on market conditions and the performance of the Partnership. There can be no assurance that the Company will be able to obtain equity financing in the future.

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

      The Company received proceeds of approximately $9,000 and $126,000 from the exercise of stock options and warrants to purchase approximately 9,000 and 67,000 shares of Common Stock in the three month period ended June 30, 1997 and 1996, respectively. The Company received proceeds of approximately $122,000 and $190,000 from the exercise of stock options and warrants to purchase approximately 68,300 and 103,500 shares of Common Stock in the six month period ended June 30, 1997 and 1996, respectively.

      ICC has not declared any dividends on Common Stock and does not expect to declare dividends in the foreseeable future. Payment of future dividends will rest within the discretion of the Board of Directors and will depend, among other things, on ICC's earnings, capital requirements and financial condition.

      The independent accountants report on the audit of the Company's 1996 financial statements includes an explanatory paragraph regarding substantial doubts about the Company's ability to continue as a going concern. The Company's accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of the Partnership have been insufficient to cover costs of operations for the six months ended June 30, 1997. The Company has suffered recurring losses accumulating to approximately $44.2 million since inception through June 30, 1997. In order to continue operations, the Company has had to raise additional capital to offset cash consumed in operations and in support of the Partnership. The Company's continuation as a going concern is dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required and (iii) ultimately, attain profitable operations and positive cash flow from its operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

      The independent accountants report on the audit of the Partnership's 1996 financial statements also includes an explanatory paragraph regarding substantial doubts about the Partnership's ability to continue as a going concern. The Partnership has incurred cumulative losses of approximately $34.4 million since inception through June 30, 1997. The Partnership's continuation as a going concern will remain dependent upon its ability to:
      (i) generate sufficient cash flows to meet its obligations on a timely basis,

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

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings

                  No legal proceedings by, or against, the Company were initiated in the quarter ended June 30, 1997.

Item 2.           Changes in Securities.

                  None

Item 3.           Defaults Upon Senior Securities

                  Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                  The last Annual Meeting of Stockholders of ICC was held June 5, 1997. The record date for the meeting was April 10, 1997. At such meeting, the holders of Common Stock, voting as a single class, elected a Board of Directors for the Company consisting of the following six persons: Robert Aders; Charles Condy; Irwin Gross; Mark Hauser; Stephen Schachman; William Wilson; Andrew Shapiro and Albert Resnick. These individuals will serve on the Board of Directors until the next annual meeting of stockholders or until their respective successors have been duly elected and qualified.

                  The votes were cast as follows for the election of Directors:


                  Name                                      For                            Withheld
                  ----                                      ---                            --------
                  Robert Aders                              19,943,170                     327,524
                  Charles Condy                             19,952,180                     318,514
                  Irwin L. Gross                            19,878,178                     392,516
                  Mark S. Hauser                            19,682,089                     588,605
                  Albert Resnick                            19,885,680                     385,014
                  Stephen Schachman                         19,962,580                     308,114
                  Andrew L. Shapiro                         19,883,982                     386,712
                  William A. Wilson                         19,952,230                     318,464

                  The stockholders also ratified the selection of the firm of Coopers & Lybrand LLP to be the Company's auditors for 1997. There were 20,057,562 votes in favor of the selection, 105,762 votes against, and 107,370 in abstention.

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



DATE:     August 1, 1997                       BY: /s/ Irwin L. Gross
     ---------------------------------------       -------------------
                                                       Irwin L. Gross, Chairman
                                                       and President




DATE:    August 1, 1997                        BY: /s/ Manfred Hanuschek
     ---------------------------------------       --------------------
                                                       Manfred Hanuschek
                                                       Chief Financial Officer