Form 10-Q
period 1997-09-30
ICC TECHNOLOGIES INC
filed 1997-11-14
CIK 756502

Conformed Copy
--------------------------------------------------------------------------------

                                    SECURITIES AND EXCHANGE COMMISSION
                                          WASHINGTON, D.C. 20549

                                                FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ or ____


                         Commission file number 0-13865


                             ICC TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    DELAWARE                             23-2368845
          -------------------------------          ----------------------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)          Identification Number)



              330 South Warminster Road
                Hatboro, Pennsylvania                         19040
      ----------------------------------------             ----------
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

                     Common Stock, par value $.01 per share
                     --------------------------------------
             21,519,999 shares outstanding as of November 10, 1997.
             ------------------------------------------------------


================================================================================

                            INDEX TO FORM 10-Q REPORT
                            -------------------------

PART I. FINANCIAL INFORMATION                                          PAGE NO.
------- ---------------------                                          --------


Item 1. Financial Statements (Unaudited)


           Consolidated Balance Sheets at September 30, 1997 and           3
           December 31, 1996

           Consolidated  Statements of Operations - Three months and
           nine months ended September 30, 1997 and 1996                   4

           Consolidated Condensed Statements of Cash Flows -  Nine         5
           months ended September 30, 1997 and 1996

           Notes to Consolidated Financial Statements                      6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.                                         9

PART II OTHER INFORMATION

Item 1. Legal proceedings                                                  13

Item 2. Changes in Securities                                              13

Item 3. Defaults Upon Senior Securities                                    13

Item 4. Submission of Matters to Vote of Security Holders                  13

Item 5. Other Information                                                  13

Item 6. Exhibits and Reports on Form 8-K                                   13

        SIGNATURES                                                         14

Item 1. Financial Statements (Unaudited)
----------------------------------------

                              ICC TECHNOLOGIES, INC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          September 30,   December 31,
                                                                              1997            1996
                                                                          ------------    ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                            $  4,389,474    $  9,641,114
     Prepaid expenses and other                                                159,415         108,161
                                                                          ------------    ------------
                   Total current assets                                      4,548,889       9,749,275

RESTRICTED CASH                                                              2,500,000       2,500,000
PROPERTY, EQUIPMENT AND SOFTWARE, net                                            8,596           1,590

                                                                          ------------    ------------
                       Total assets                                       $  7,057,485    $ 12,250,865
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                             $    133,509         $70,437
     Payable to Engelhard/ICC                                                   27,394          17,035
                                                                          ------------    ------------
                   Total current liabilities                                   160,903          87,472
                                                                          ------------    ------------
LOSSES OF ENGELHARD/ICC IN EXCESS OF INVESTMENTS                             2,255,488       2,091,997
                                                                          ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, authorized 50,000,000 shares, issued
         21,470,998 shares at September 30, 1997 and 21,282,354
         shares at December 31, 1996                                           214,711         212,824
     Additional paid-in capital                                             51,169,325      50,730,330
     Note receivable from officer/director                                    (230,467)              0
     Accumulated deficit                                                   (46,341,045)    (40,700,328)
     Less:  Treasury common stock, at cost, 66,227 shares                     (171,430)       (171,430)
                                                                          ------------    ------------
                   Total stockholders' equity                                4,641,094      10,071,396
                                                                          ------------    ------------
                       Total liabilities and stockholders' equity         $  7,057,485    $ 12,250,865
                                                                          ============    ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              ICC TECHNOLOGIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three months ended              Nine months ended
                                                    -----------------------------   -----------------------------
                                                    September 30,   September 30,   September 30,   September 30,
                                                        1997            1996            1997            1996
                                                    ------------    ------------    ------------    ------------
REVENUES:
     Interest  income                               $    112,825    $    192,100    $    411,897    $    500,990
EXPENSES:
     Equity interest in net loss of Engelhard/ICC      1,724,916       1,294,727       4,538,491       4,390,715
     General and administrative                          516,085         329,387       1,514,123       1,141,630
                                                    ------------    ------------    ------------    ------------
         Total expenses                                2,241,001       1,624,114       6,052,614       5,532,345
                                                    ------------    ------------    ------------    ------------

NET LOSS                                              (2,128,176)     (1,432,014)     (5,640,717)     (5,031,355)

CUMULATIVE PREFERRED STOCK
     DIVIDEND REQUIREMENTS                                     0               0               0         (49,655)
                                                    ------------    ------------    ------------    ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS          $ (2,128,176)   $ (1,432,014)   $ (5,640,717)   $ (5,081,010)
                                                    ============    ============    ============    ============
NET LOSS PER COMMON SHARE                           $      (0.10)   $      (0.07)   $      (0.26)   $      (0.25)
                                                    ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES                        21,383,464      21,192,241      21,304,645      20,027,611
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

                             ICC TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                   ----------------------------
                                                                                       1997            1996
                                                                                   ----------------------------
Cash Flows from Operating Activities:
     Net loss                                                                      $ (5,640,717)   $ (5,031,355)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                    2,945           1,192
         Equity interest in net loss of Engelhard/ICC                                 4,538,491       4,390,715
         (Increase) decrease in:
            Receivables                                                                       0         144,276
            Prepaid expenses and other                                                  (51,254)        136,272
         Increase (decrease) in:
            Accounts payable and accued expenses                                         73,431        (274,947)
                                                                                   ------------    ------------
                Net cash used in operating activities                                (1,077,104)       (633,847)
                                                                                   ------------    ------------

Cash Flows from Investing Activities:
     Capital contributions to Engelhard/ICC                                          (4,375,000)     (6,000,000)
     Purchases of property, equipment and software                                       (9,951)              0
                                                                                   ------------    ------------
                Net cash used in investing activities                                (4,384,951)     (6,000,000)
                                                                                   ------------    ------------

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock and warrants, net                           210,415      17,249,578
     Cash redemption of Preferred Stock                                                       0        (981,270)
     Cash  dividend on Preferred Stock                                                        0        (394,610)
     Repayments of borrowings from stockholder                                                0        (150,000)
                                                                                   ------------    ------------
                Net cash provided by financing activities                               210,415      15,723,698
                                                                                   ------------    ------------

Net (decrease) increase  in cash and cash equivalents                                (5,251,640)      9,089,851

Cash and Cash Equivalents, Beginning of Period                                        9,641,114       1,573,475
                                                                                   ------------    ------------
Cash and Cash Equivalents, End of Period                                           $  4,389,474    $ 10,663,326
                                                                                   ============    ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEPTEMBER 30, 1997


(1)  BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year then ended. Results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results of operations expected for the full year.


(2)  BUSINESS AND GOING CONCERN CONSIDERATIONS
     -----------------------------------------


     Business
     --------

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


     Going Concern
     -------------

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of the Partnership have been insufficient to cover costs of operations for the three and nine months ended September 30, 1997. The Company has incurred cumulative losses since inception of approximately $46 million through September 30, 1997. In order to continue operations, the Company has had to raise additional capital to offset cash consumed in operations and support of the Partnership. Until the Partnership generates positive cash flows from operations, it will be primarily dependent on the partners to provide any required working capital. The Company's continuation as a going concern is dependent on its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required, and
     (iii) ultimately attain profitable operations and positive cash flows from its operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

     The source of the cash utilized in the Company's operating and investing activities during the three and nine months ended September 30, 1997 was cash on hand and proceeds from the exercise of stock options and warrants. Management believes the Partnership will require additional capital contributions. To the extent Partnership capital contributions exceed cash on hand, or if the Company requires additional funds to continue its operations, the Company would expect to satisfy such requirements by seeking equity financing. The Company's ability to successfully obtain equity financing in the future is dependent in part on market conditions and the performance of the Partnership. There can be no assurance that the Company will be able to obtain equity financing in the future.

(3)  INVESTMENT IN ENGELHARD/ICC PARTNERSHIP

     The following are the summarized unaudited financial results of the
     Partnership:


                                                       Quarter        Quarter       Nine months    Nine months
                                                        ended          ended           ended          ended
                                                      September      September       September      September
                                                       30, 1997      30, 1996        30, 1997       30, 1996
                                                     -----------    -----------    ------------    -----------
Results of operations:
Revenues                                             $ 3,775,407    $ 2,891,779    $ 10,084,346    $ 7,688,527
Cost of goods sold                                     4,832,556      3,073,232      12,106,775      9,303,479
                                                     -----------    -----------    ------------    -----------
Gross profit(loss)                                    (1,057,149)      (181,453)     (2,022,429)    (1,614,952)
Operating expenses:
  Marketing                                              943,715        887,566       2,952,452      2,603,764
  Engineering                                            515,010        274,006       1,324,797        813,931
  Research and development                               142,980        215,389         449,977        799,235
  General and administrative                             690,407        934,712       1,990,954      2,639,111
                                                     -----------    -----------    ------------    -----------
Loss from operations                                   3,349,261      2,493,126       8,740,609      8,470,993
Interest expense                                         100,570         96,327         336,373        310,436
                                                     -----------    -----------    ------------    -----------
Net loss                                             $ 3,449,831    $ 2,589,453    $  9,076,982    $ 8,781,429
                                                     ===========    ===========    ============    ===========


                                                         As of        As of
Balance sheet information:                            September     December
                                                      30, 1997      31, 1996
                                                     -----------  -------------
Cash                                                 $    12,204  $  1,192,997
Receivables                                            3,529,147     2,640,804
Inventory                                              4,310,810     4,570,952
Other current assets                                     262,891       278,762
Property, plant and equipment                          9,784,690     7,990,125
Cash held in escrow                                       14,248       307,476
Other noncurrent assets                                1,973,818     1,978,115
                                                     -----------  ------------
   Total assets                                      $19,887,808  $ 18,959,231
                                                     ===========  ============

Current liabilities                                  $ 3,438,474   $ 2,248,209
Short-term loan                                        2,750,000     2,750,000
Long-term debt                                         8,707,624     8,642,330
Partners' capital                                      4,991,710     5,318,692
                                                     -----------   -----------
   Total liabilities and capital                     $19,887,808   $18,959,231
                                                     ===========   ===========

     The Company's investment in the Partnership is owned by a subsidiary, ICC Desiccant Technologies, Inc., whose principal asset is the Partnership investment. The investment in the Partnership is accounted for under the equity method of accounting. The Company's proportionate share of losses in the Partnership are $1,724,916 and $1,294,727 for the three months ended September 30, 1997 and 1996, respectively and $4,538,491 and $4,390,715 for the nine months ended September 30, 1997 and 1996, respectively. The Partnership has incurred cumulative losses of approximately $38 million since inception (February 7, 1994) through September 30, 1997. The Company's share of the cumulative losses have resulted in the recognition of losses in excess of the Company's investment in the amount of $2,255,488 and $2,091,997 as of September 30, 1997 and December 31, 1996, respectively. Payables to the Partnership were $27,394 and $17,035 at September 30, 1997 and December 31, 1996, respectively. The general partners are guarantors of the Partnership's long term debt which totals approximately $ 8.7 million as of September 30, 1997.

     The Company and Engelhard made capital contributions of $1,125,000 each to the Partnership during the three months ended September 30, 1997 raising the total capital contributions contributed to the Partnership during the nine months ended September 30, 1997 to $4,375,000 each. Subsequent to September 30, 1997, additional capital contributions made by ICC and Engelhard were $1 million and $ 250,000, respectively.

     In August 1997, the Company reached an agreement, in principle, with Engelhard Corporation to restructure the Partnership (the "Restructuring"). The Restructuring will provide that the Partnership will be split into two separate companies: one to manufacture and market complete, active, climate control equipment systems ("Box Business"); the other to manufacture and market the desiccant-coated rotors that are a critical component of the systems ("Wheel Business"). Pursuant to the Restructuring, the Company will receive approximately $18.6 million and own 90 percent and have full management control of Box Business while Engelhard will retain a 10 percent equity interest in Box Business. Engelhard will own 80 percent and have full management control of Wheel Business and the Company will own a 20% interest in Wheel Business. The Partnership's $8.5 million loan will be assumed by the Wheel Business and accordingly the Company's corresponding guarantee will be eliminated which will make available $2.5 million in cash which is currently restricted. The Box Business will purchase desiccant rotors exclusively from the Wheel Business and will have preferential pricing for such purchases. The Box Business will also maintain on an exclusive basis certain vertical markets and marketing relationships subject to certain conditions. Engelhard will continue to guarantee the lease commitment of the Box Business. The Restructuring is subject to negotiation of definitive contracts and approval by the Boards of Directors of the Company and Engelhard and the stockholders of the Company.

(4)  STOCK TRANSACTIONS:
     -------------------

     The Company received proceeds of approximately $89,000 and $64,000 from the exercise of stock options and warrants to purchase approximately 37,600 and 14,000 shares of Common Stock in the three month periods ended September 30, 1997 and 1996, respectively. The Company received proceeds of approximately $210,000 and $254,000 from the exercise of stock options and warrants to purchase approximately 105,900 and 117,000 shares of Common Stock in the nine month period ended September 30, 1997 and 1996, respectively.

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

     The Company loaned $230,467 to its chairman in July 1997 in connection with the exercise of an option to acquire 82,753 shares of Common Stock. The loan was in the form of a full recourse note which matures in five years. Such note bears a market rate of interest equal to the prime rate of 8.5% with such rate to be adjusted to the current prime rate at each annual anniversary date.

     Item 2. Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

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

     In August 1997, the Company reached an agreement, in principle, with Engelhard Corporation to restructure the Partnership interests (the "Restructuring"). The Restructuring will provide that the Partnership be split into two separate companies: one to manufacture and market complete, active, climate control equipment systems ("Box Business"); the other to manufacture and market the desiccant-coated rotors that are a critical component of the systems ("Wheel Business"). Pursuant to the Restructuring, the Company will receive approximately $18.6 million and own 90 percent and have full management control of Box Business while Engelhard will retain a 10 percent equity interest in Box Business. Engelhard will own 80 percent and have full management control of Wheel Business and the Company will own a 20% interest in Wheel Business. The Partnership's $8.5 million loan will be assumed by the Wheel Business and accordingly the Company's corresponding guarantee will be eliminated which will make available $2.5 million in cash which is currently restricted. The Box Business will purchase desiccant rotors exclusively from the Wheel Business and will have preferential pricing for such purchases. The Box Business will also maintain on an exclusive basis certain vertical markets and marketing relationships subject to certain conditions. Engelhard will continue to guarantee the lease commitment on the systems business. The Restructuring is subject to negotiation of definitive contracts and approval by the Boards of Directors of the Company and Engelhard and the stockholders of the Company.

Results of Operations

     As described above, since the formation of the Partnership, the Company's sole activities have related to its participation in the management of the Partnership. The Company's general and administrative expenses increased $186,698 to $516,085 for the three month period ended September 30, 1997, compared to $329,387 for the same period in 1996, and increased $372,493 to $1,514,123 for the nine month period ended September 30, 1997, compared to $1,141,630 for the same period in 1996. Such increase was primarily related to increased professional and consulting fees. The Company's interest income decreased $79,275 to $112,825 for the three month period ended September 30, 1997, compared to $192,100 for the same period in 1996, and decreased $89,093 to $411,897 for the nine month period ended September 30, 1997, compared to $500,990 for the same period in 1996. The decrease in interest income is the result of a decrease in average cash and cash equivalents balances in 1997 as compared to 1996.

     The Company's net loss for the three months ended September 30, 1997 increased $696,162 to $2,128,176, compared with the net loss of $1,432,014 for the same period in 1996, and increased $609,362 to $5,640,717 for the nine month period ended September 30, 1997, compared to $5,031,355 for the same period in 1996. The increase in the net loss is primarily attributable to the increase in the Company's 50% share of the Partnership's loss, general and administrative expenses and the reduction in interest income. Net loss per share of Common Stock increased to $.10 and $.26 for the three and nine month periods ended September 30, 1997, respectively, as compared with $.07 and $.25 per share for the same periods in 1996. Such increase was attributable to the increase in net loss for the three and nine month periods ended September 30, 1997.

     The Partnership's revenue increased to $3,775,407 and $10,084,346 for the three and nine months ended September 30, 1997, respectively, compared to $2,891,779 and $7,688,527 for the same periods in 1996 respectively. The increase in revenue was attributable to increased equipment sales and the sale of substrate from the Miami plant pursuant to a supply contract. Equipment sales increased to approximately $2.2 and $5.6 million for the three and nine months ended September 30, 1997, respectively, compared to approximately $2.0 and $4.5 million for the three and nine months ended September 30, 1996, respectively. Sales of substrate increased to approximately $1.5 and $4.4 million for the three and nine months ended September 30, 1997, respectively, as compared to approximately $900,000 and $3.1 million for the three and nine months ended September 30, 1996, respectively. The Partnership recorded an increase in the gross loss to approximately $1,057,000 and $2,022,000 for the three and nine months ended September 30, 1997, respectively, as compared to a gross loss of approximately $181,000 and $1,615,000 for the same period in 1996 due to increased warranty costs. During the quarter ended September 30, 1997 a provision of approximately $900,000 was recorded for a special warranty program. In order to ensure high quality standards the Partnership developed a special warranty program. The special warranty program is designed to repair or replace certain equipment components in the field to conform to current high quality design standards. The special warranty program relates to certain components that have failed or potentially could fail to meet such current quality standards.

     The Partnership's operating expenses decreased to $2,292,112 and $6,718,180 for the three and nine months ended September 30, 1997, respectively, compared to $2,311,673 and $6,856,041 for the same periods in 1996, respectively, due primarily to lower general and administrative and research and development costs offset by higher engineering and marketing costs. Marketing and engineering costs increased due to increases in related staff levels and activities. General and administrative expenses have decreased primarily as the result of decreased inventory obsolescence and severance costs. Research and development expenses decreased as the result of decreased staff size. The increase in gross loss, primarily related to increased warranty costs, more than offset the decrease in operating expenses resulting in a increase in the loss from operations to $3,349,261 and $8,740,609 for the three and nine months ended September 30, 1997, respectively, as compared to $2,493,126 and $8,470,993 for the same periods in 1996, respectively. As a result of the aforementioned factors, the Partnership's net loss increased to $3,449,831 and $9,076,982 for the three and nine months ended September 30, 1997, respectively, compared to $2,589,453 and $8,396,204 the same periods in 1996, respectively.

     The Partnership's backlog for equipment amounted to approximately $1.4 million at November 10, 1997.


     Liquidity and Capital Resources

     The Company's cash and cash equivalents decreased $5,251,640 to $4,389,474 as of September 30, 1997 as compared to $9,641,114 as of December 31, 1996. The decrease in cash is primarily attributable to the $4,375,000 capital contribution made to the Partnership in the nine month period ended September 30, 1997.

     Net cash used in operating activities by the Company was $1,077,104 for the nine months ended September 30, 1997 due to the net loss, before non-cash charges and the Company's 50% share of the net loss of the Partnership, of $1,099,281 offset by net working capital provided of $22,177. The Company and Engelhard made capital contributions of $4,375,000 each to the Partnership in the nine months ended September 30, 1997. Subsequent to September 30, 1997, the Company and Engelhard made capital contributions of $1,000,000 and $250,000 to the Partnership, respectively. Net cash used in operating activities and for investments in the Partnership by the Company were financed by existing cash and proceeds from the issuance of Common Stock and exercise of stock options and warrants.

     The Partnership's cash and cash equivalents decreased to $12,204 at September 30, 1997 from $1,192,997 at December 31, 1996. The decrease was due to cash used in operating activities of approximately $7.3 million, resulting from the Partnership's net losses and working capital requirements, and cash used in investing activities of approximately $2.8 million related to purchases of machinery and equipment related primarily to the new production facility in Hatboro, Pennsylvania. Financing activities provided approximately $9 million which consisted primarily of $8,750,000 in capital contributions from the Company and Engelhard. The Partnership is expected to require and will be dependent on the Company and Engelhard to provide additional financing to support its current operations and any future expansion. There can be no assurance that the Company or Engelhard will be willing, or able, to provide such additional financing.

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

     The Company received proceeds of approximately $89,000 and $64,000 from the exercise of stock options and warrants to purchase approximately 37,600 and 14,000 shares of Common Stock in the three month period ended September 30, 1997 and 1996, respectively. The Company received proceeds of approximately $210,000 and $254,000 from the exercise of stock options and warrants to purchase approximately 105,900 and 117,000 shares of Common Stock in the nine month period ended September 30, 1997 and 1996, respectively.

     ICC has not declared any dividends on Common Stock and does not expect to declare dividends in the foreseeable future. Payment of future dividends will rest within the discretion of the Board of Directors and will depend, among other things, on ICC's earnings, capital requirements and financial condition.

     The independent accountants report on the audit of the Company's 1996 financial statements includes an explanatory paragraph regarding substantial doubts about the Company's ability to continue as a going concern. The Company's accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of the Partnership have been insufficient to cover costs of operations for the nine months ended September 30, 1997. The Company has suffered recurring losses accumulating to approximately $46 million since inception through September 30, 1997. In order to continue operations, the Company has had to raise additional capital to offset cash consumed in operations and in support of the Partnership. The Company's continuation as a going concern is dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required and (iii) ultimately, attain profitable operations and positive cash flow from its operations and its investment in the Partnership. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

     The independent accountants report on the audit of the Partnership's 1996 financial statements also includes an explanatory paragraph regarding substantial doubts about the Partnership's ability to continue as a going concern. The Partnership has incurred cumulative losses of approximately $38 million since inception through September 30, 1997. The Partnership's continuation as a going concern will remain dependent upon its ability to:
     (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing or refinancing as may be required and (iii) ultimately, attain profitable operations and positive cash flow from operations.


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

                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings

           No legal proceedings by, or against, the Company were initiated in the quarter ended September 30, 1997.

Item 2.    Changes in Securities.

           None

Item 3.    Defaults Upon Senior Securities

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           Not Applicable    .

Item 5.    Other Information

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits:        27  Financial Data Schedule

      (b) The following reports have been filed with the Securities and Exchange Commission.

           Current report on Form 8-K dated August 27, 1997 relating to the Company's announcement of an agreement, in principle, with Engelhard Corporation to restructure the Partnership.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:      November 10, 1997                      BY: /s/ Irwin L. Gross
     ---------------------------------------          -------------------------
                                                       Irwin L. Gross, Chairman





DATE:      November 10, 1997                      BY: /s/ Manfred Hanuschek
     ---------------------------------------          -------------------------
                                                       Manfred Hanuschek,
                                                       Chief Financial Officer