Form 10-K/A
period 1996-12-31
ICC TECHNOLOGIES INC
filed 1998-02-02
CIK 756502

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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


      Export sales of equipment, primarily to the Asia Pacific market, were approximately $1,457,000, $643,000 and $238,000 in 1996, 1995 and 1994,
respectively.


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

ITEM 3. LEGAL PROCEEDINGS


     In February 1997, the Company, together with its wholly-owned subsidiary, ICC Desiccant Technologies, Inc. ("I Partner"), and Engelhard/ICC (the "Plaintiffs"), filed a Complaint in the Court of Common Pleas, Philadelphia County (February Term, 1997, No. 496)(the "Complaint") against Engelhard Corporation, ("Engelhard") and its wholly-owned subsidiary, Engelhard Sensor Technologies, Inc. (the "Defendants"). The Complaint asserts that, in forming the E/ICC joint venture, the parties agreed not to directly or indirectly, without the prior written consent of E/ICC, I Partner (or E Partner), and ICC (or Engelhard) have any interest in any business or other activity which will conflict with the Partnership Business, as such term is defined in the Joint Venture Asset Transfer Agreement dated September 8, 1993. Prior to September
26, 1996, the Company became aware, and also informed Engelhard of certain infrared gas sensor technology owned by Telaire Systems, Inc. ("Telaire") which could be employed in furtherance of E/ICC's business. On or before September
26, 1996, Engelhard acquired substantially all of the assets of Telaire through Engelhard Sensor, its new wholly owned subsidiary. Immediately after the Company became aware of this acquisition, the Company demanded that Engelhard afford E/ICC an opportunity to review the due diligence materials and acquisition agreement related to Engelhard's acquisition of Telaire and acknowledge E/ICC's rights to acquire Telaire from Engelhard. Despite continuing demands, Engelhard to this date has failed and refused to respond to the Company's demands.

     Specifically, the Plaintiffs assert in the Complaint that, as a result of the acquisition of Telaire, the Defendants: (i) breached the terms of the Joint Venture Asset Transfer Agreement, (ii) breached their fiduciary duty owed to the Company, I Partner and E/ICC not to take any action, whether direct or indirect, for their own benefit and in contradiction of E/ICC's business, (iii) breached the parties' implied covenant of good faith and fair dealing, (iv) have tortiously interfered with I Partner's and E/ICC's prospective economic advantage, and (v) have been unjustly enriched.

     In connection with these assertions, the Plaintiffs have requested the following remedies from the court: (i) declare that the defendants have breached the aforementioned duties and obligations, (ii) enjoin Engelhard and its subsidiaries from licensing or otherwise selling, marketing or transferring the technology it acquired from Telaire without the written consent of the Plaintiffs, (iii) require Engelhard and its subsidiaries to disclose all information concerning its acquisition of the assets of Telaire, (iv) require Engelhard and its subsidiaries to make an accounting of all profits derived from Engelhard's use of Telaire's technology, and (v) compensatory and punitive damages.

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


RESULTS OF OPERATIONS

Years Ended December 31, 1996 and 1995


     The Partnership's revenue for the year ended December 31, 1996 increased $1,560,330 to $10,504,609 from $8,944,279 for the year ended December 31, 1995.
This increase in revenues is due primarily to increased equipment sales, the effects of which more than offset a decline in sale of substrate and the receipt of a non-recurring licensing fee in 1995. Equipment sales increased 138% to approximately $6.1 million in 1996 compared to approximately $2.6 million in 1995. The sale of substrate from the Miami plant to Hexcel pursuant to a supply agreement decreased to approximately $4.3 million in 1996 from $5.8 million in 1995. In 1995 a non-recurring licensing fee of $500,000 from Chung-Hsin was earned while no licensing fees were earned in 1996. The Partnership's gross loss for the year ended December 31, 1996 increased $1,332,134 to $3,271,850 from $1,939,716 for the year ended December 31,1995. The increase in gross loss is due primarily to reduced margins on the sale of substrate of approximately $400,000 resulting from a decline in substrate sales, an increase in the provision for inventory obsolescence of $341,000 and receipt in 1995 of the non-recurring licensing fee of $500,000.

     Continued negative margins have occurred due to sales volumes being lower than the Partnership's capacity to produce its climate control systems and revenues were not sufficient to cover both fixed and variable costs of production. Furthermore, the equipment produced by the Partnership has been subject to numerous improvements and modifications which has increased costs incurred in the production process.



     The Partnership's operating expenses increased $957,919 to $8,880,844 for the year ended December 31, 1996 compared to $7,922,925 for the year ended December 31, 1995, due to higher general and administrative, marketing and engineering costs. General and administrative costs increased approximately $767,000 due primarily to increased payroll and severance costs. Marketing expenses increased approximately $152,000 as a result of increased marketing efforts and increased sales and marketing personnel. Engineering costs increased approximately $117,000. The loss from operations for the year ended December 31,1996 increased $2,290,053 to $12,152,694 compared to $9,862,641 for the year ended December 31, 1995.


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


Years Ended December 31, 1995 and 1994


     The Partnership's revenue for the year ended December 31, 1995 increased $7,323,893 to $8,944,279 from $1,620,386 for the period from Formation to December 31, 1994 due to the fabrication of substrate for Ciba-Geigy pursuant to a supply agreement (the rights and obligations of which were subsequently assigned to Hexcel in 1995), increased equipment sales and licensing fees. The increase was attributable to revenue of $5,801,666 from the fabrication of substrate for Ciba-Geigy and the increase of $1,028,439 in equipment sales and $500,000 in licensing fees. The Partnership recorded a gross loss of $1,939,716 for the year ended December 31,1995 compared to a gross profit of $28,565 for the period from Formation to December 31, 1994. The gross loss was due primarily to increases in manufacturing costs of equipment in anticipation of future growth without a corresponding increase in equipment sales, which was partially offset by the licensing fees and provision for reducing inventory to the lower of cost or market recorded in 1995.



     The Partnership's operating expenses increased $2,194,639 to $7,922,925 in the year ended December 31, 1995 compared to $5,728,286 for the period from Formation to December 31, 1994, due to higher marketing, research and development, and general and administrative costs. Marketing expenses increased $1,350,981 as a result of increased marketing efforts and increased sales and marketing personnel. Research and development expenses increased $238,943 due to an increase in the number of research personnel and increased testing of equipment by independent laboratories. Engineering costs decreased $296,867 in this period. General and administrative expenses increased $901,582 primarily due to the addition of general and administrative personnel, amortization of intangibles incurred in connection with the Miami plant acquired in December 1994. The loss from operations for the year ended December 31, 1995 increased $4,162,920 to $9,862,641 compared to $5,699,721 for the period from Formation to December 31, 1994.


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


     The Partnership's ability to generate sufficient cash for the next twelve months to support its operations is primarily dependent on increased sales. The Partnership anticipates it can increase sales through additions to its sales staff, an expansion of the manufacturer's representative network, establishment of strategic relationships with air conditioning manufacturers and distributors and through targeted marketing of its products to end users. The Partnership also expects to improve cash flow by reducing manufacturing costs through process improvements, product design changes and increased unit production. If the Partnership is unable to generate sufficient cash to support its operations through increased sales and cost reductions it will then be dependent on funding from the general partners. The Company believes that it has adequate cash to support its share of the Partnership's and its operations for 1997.


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

            10.24 Form of Amendment assignment and transfer to Hexcel all contracts between Engelhard/ICC and Ciba-Geigy, dated October 19, 1995, was filed as Exhibit 10.24 to the Company's 10-K for the year ended December 31, 1996 and is incorporated herein by reference.

            10.25 Asia Pacific Market Development Agreement between Carrier APO and the Partnership dated September 12, 1996, was filed as
                  Exhibit 10.25 to the Company's 10-K for the year ended December 31, 1996 and is incorporated herein by reference.

            10.26 Agreement of Lease Between 330 South Warminster Associates,
                  L.P. as Landlord and Engelhard/ICC as Tenant, including lease guarantee, dated February 4, 1997, was filed as Exhibit 10.26 to the Company's 10-K for the year ended December 31, 1996 and is incorporated herein by reference.

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


            The Partnership's ability to generate sufficient cash for the next twelve months to support its operations is primarily dependent on increased sales. The Partnership anticipates it can increase sales through additions to its sales staff, an expansion of the manufacturer's representative network, establishment of strategic relationships with air conditioning manufacturers and distributors and through targeted marketing of its products to end users. The Partnership also expects to improve cash flow by reducing manufacturing costs through process improvements, product design changes and increased unit production. If the Partnership is unable to generate sufficient cash to support its operations through increased sales and cost reductions it will then be dependent on funding from the general partners.


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





                                           1996                1995               1994
                                       ------------        ------------        -----------
REVENUES                               $ 10,504,609        $  8,944,279        $ 1,620,386
COST OF GOODS SOLD                       13,776,459          10,883,995          1,591,821
                                       ------------        ------------        -----------
         Gross Profit                    (3,271,850)         (1,939,716)            28,565
                                       ------------        ------------        -----------
OPERATING EXPENSES:
     Marketing                            3,563,817           3,412,008          2,061,027
     Engineering                          1,053,809             936,415          1,233,282
     Research and Development             1,055,758           1,133,780            894,837
     General and administrative           3,207,460           2,440,722          1,539,140
                                       ------------        ------------        -----------
         Total operating costs            8,880,844           7,922,925          5,728,286
                                       ------------        ------------        -----------
            Loss from operations        (12,152,694)         (9,862,641)        (5,699,721)
INTEREST:
     Interest income                         94,766              50,679            138,718
     Interest expense                      (531,736)           (760,261)           (63,842)
                                       ------------        ------------        -----------
                                           (436,970)           (709,582)            74,876
                                       ------------        ------------        -----------

NET  LOSS                              $(12,589,664)       $(10,572,223)       $(5,624,845)
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


         The Partnership's ability to generate sufficient cash for the next twelve months to support its operations is primarily dependent on increased sales. The Partnership anticipates it can increase sales through additions to its sales staff, an expansion of the manufacturer's representative network, establishment of strategic relationships with air conditioning manufacturers and distributors and through targeted marketing of its products to end users. The Partnership also expects to improve cash flow by reducing manufacturing costs through process improvements, product design changes and increased unit production. If the Partnership is unable to generate sufficient cash to support its operations through increased sales and cost reductions it will then be dependent on funding from the general partners.


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
                                                            ===========               ==========


            Inventory is net of an allowance for inventory obsolescence of $581,830, and $90,000 as of December 31, 1996 and 1995,
            respectively. The Partnership recorded a provision of $941,000 and $600,000 for inventory obsolescence and valuation which has been included in cost of goods sold in the statements of operations for 1996 and 1995, respectively. In 1996 and 1995 the Partnership wrote-off approximately $449,000 and $558,000, respectively, of obsolete inventory against the allowance for inventory obsolescence.


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

(Registrant):   ICC Technologies, Inc.
                -------------------------------------

By:             /s/ Irwin L. Gross
                -------------------------------------
                 (Signature)

Name and Title: Irwin L. Gross, Chairman of the Board
                -------------------------------------

Date:           January 26, 1998
                -------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     CAPACITY                      DATE
---------                     --------                      ----


/s/Irwin L. Gross             Chairman of the Board         January 26, 1998
---------------------------   President and Chief
Irwin L. Gross                Executive Officer


/s/William A. Wilson          Vice Chairman of the Board    January 26, 1998
---------------------------   and Director
William A. Wilson

/s/Manfred Hanuschek          Chief Financial Officer       January 26, 1998
---------------------------
Manfred Hanuschek

/s/Albert Resnick             Director and  Secretary       January 26, 1998
---------------------------
Albert Resnick

/s/Andrew L. Shapiro          Director                      January 26, 1998
---------------------------
Andrew L. Shapiro

/s/Stephen Schachman          Director                      January 26, 1998
---------------------------
Stephen Schachman

/s/Mark Hauser                Director                      January 26, 1998
---------------------------
Mark Hauser

/s/Charles Condy              Director                      January 26, 1998
---------------------------
Charles Condy

/s/Robert Aders               Director                      January 26, 1998
---------------------------
Robert Aders