Form 10-K
period 1997-12-31
ICC TECHNOLOGIES INC
filed 1998-03-31
CIK 756502

CONFORMED WITHOUT EXHIBITS

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        [Fee Required] for the fiscal year ended December 31, 1997, or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        [No Fee Required] for the transition period from ____ to ____

                         Commission file number 0-13865

                             ICC TECHNOLOGIES, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 23-2368845
----------------------------------------           --------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification Number)

         330 S. Warminster Road
         Hatboro, Pennsylvania                             19040
----------------------------------------           ----------------------
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (215) 682-6600
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 25, 1998 was $43,366,986.

As of March 25, 1998, 21,520,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's Definitive Proxy Statement for its 1998 Annual Meeting to be filed within 120 days of the Company's year end December 31, 1997 Form 10-K is incorporated by reference in Part III.

--------------------------------------------------------------------------------

                                     PART I
                                     ------

ITEM 1.  BUSINESS

INTRODUCTION

ICC Technologies, Inc., a Delaware corporation (the "Company" or "ICC"), is engaged in the design, manufacture and marketing of innovative climate control systems to address indoor air quality, energy and environmental concerns and regulations currently affecting the air conditioning market. Prior to February 27, 1998, the Company had been engaged in such business through Engelhard/ICC ("E/ICC" or "the Partnership"), a general partnership formed in February 1994, in which the Company, along with Engelhard Corporation ("Engelhard"), each owned, indirectly, a 50% general partnership interest.

On February 27, 1998, pursuant to a Master Agreement dated as of November 17, 1997 by and among the Company, Engelhard and E/ICC, the parties effectuated a restructuring of E/ICC by providing in substance for: (a) the division of E/ICC into two separate operating limited partnerships, one to manufacture and market the complete climate control systems ("Fresh Air Solutions, "L.P. or "Fresh Air Solutions"), and the other to manufacture and market products manufactured from honeycomb substrate and the desiccant-coated and heat-exchange wheel-shaped rotors that are components of the climate control systems ("Engelhard HexCore, L.P." or "Engelhard HexCore"); and (b) the exchange by ICC and Engelhard of certain of their respective interests in each partnership and the payment by Engelhard to ICC of approximately $18.6 million, such that after the exchanges:
(i) ICC now owns 90% of Fresh Air Solutions, L.P. and 20% of Engelhard HexCore, L.P.; and (ii) Engelhard now owns 80% of Engelhard HexCore, L.P. and 10% of Fresh Air Solutions, L.P. (the "Restructuring"). The Master Agreement and transactions contemplated thereby were approved by the stockholders of ICC at a Special Meeting of Stockholders held on February 23, 1998.

Fresh Air Solutions' climate control systems are designed to address indoor air quality, energy and environmental concerns and regulations currently affecting the air conditioning market. Fresh Air Solutions currently markets its systems to certain targeted applications within the commercial air conditioning market primarily in North America and Asia-Pacific. Fresh Air Solutions' climate control systems incorporate desiccant technology initially developed by the Company, Engelhard HexCore's licensed honeycomb rotor technology and Engelhard's patented titanium silicate desiccant, ETS(TM).

The Company believes that the Fresh Air Solutions' climate control systems create a more comfortable environment, more effectively control humidity, improve indoor air quality, address certain environmental concerns and provide customers a choice from a variety of energy sources such as natural gas, steam, waste heat or electricity.

MARKET OVERVIEW

The Company estimates that the worldwide annual market for residential and commercial air conditioning systems was approximately $32 billion in 1997. Fresh Air Solutions has specifically targeted certain applications within the commercial air conditioning market in North America and Asia-Pacific. The Company estimates that the worldwide commercial air conditioning market was $10 billion in 1997. The Company expects Fresh Air Solutions desiccant-based systems to compete in a broader segment of this market as awareness and acceptance of Fresh Air Solutions' systems grow and their initial cost declines.

The Company estimates that the Asian-Pacific commercial air conditioning market was approximately $4 billion in 1997. Many of the Asian-Pacific countries are located in humid climates where Fresh Air Solutions climate control systems are most effective. The Asian-Pacific market is dominated by Japan, which predominantly utilizes natural gas powered air conditioning systems. As in Japan, many countries throughout Asia-Pacific are experiencing shortages of electricity, creating a demand for air conditioning systems powered by alternative energy sources. Many of the Asian-Pacific economies have been experiencing lower economic growth than had been previously enjoyed resulting in declines in many of the Asian-Pacific currencies in comparison to the US dollar. Continued weakness in Asian-Pacific currencies could adversely impact Asian-Pacific market growth and Fresh Air Solutions' sales and marketing activities.

The Company estimates that the North American commercial air conditioning market was approximately $3 billion in 1997. Air conditioning systems in North America predominately utilize electric powered systems. The Fresh Air Solutions' strategy is to target commercial applications in which humidity control, indoor air quality and energy consumption are important health issues or a significant cost of business. Indoor air quality has become an important issue currently affecting the air conditioning industry in the United States. Fungal and microbial growth in damp ductwork and the build-up of pollutants from furniture, appliances and other equipment in recirculated air can lead to unhealthy indoor environments sometimes identified as 'Sick Building Syndrome.' To combat this problem, the American Society of Heating, Refrigeration and Air Conditioning Engineers ("ASHRAE") issued standards to increase the amount of fresh air brought into buildings by as much as 200 to 300% as compared to prior ventilation standards. These standards have been incorporated into many state and local building codes throughout the United States for new construction. New revised standards are under consideration to limit space relative humidity to less than sixty percent. See "Business -- Government Regulations."


The Company's estimates of market size was derived from a market study completed for the Company in December 1995.

International accords which address various energy and environmental concerns are also having an impact on air conditioning markets throughout the world. As a result, the Company believes there is an increased demand for new equipment to replace CFC-based air conditioning equipment. See "Business -- Government Regulations."

DESICCANT TECHNOLOGY

Comfort is directly affected by both temperature and humidity. People are generally more comfortable in less humid environments. Lower humidity allows water to evaporate from the skin, causing a cooling effect. Conventional air conditioning systems reduce indoor temperature and humidity by cooling air. In conventional air conditioning, humidity control is principally a by-product of the cooling process when moisture condenses on the cooling coil. In conditions where significant humidity reduction is desired, conventional air conditioning systems must often cool indoor air below desired levels, thereby consuming additional energy. Desiccant systems, however, remove humidity independently of cooling without overcooling the air, thereby generally consuming less energy than conventional air conditioning.

Desiccant technology has been in existence for more than 50 years. A desiccant is a generic term for any drying agent that removes moisture from the air. Prior desiccant-based equipment met limited success and market acceptance outside of industrial drying applications because of less effective desiccants and rotors, higher maintenance costs, inefficient designs, and high initial and operating costs. The Company believes that the Fresh Air Solution's climate control system design, which incorporates Engelhard's ETS(TM) desiccant and a small cell, honeycomb substrate material used in the manufacture of the Engelhard HexCore's desiccant and heat exchange rotors, has principally overcome these problems and in many applications is an effective and environmentally safer supplement or alternative to conventional air conditioning systems. There can be no assurance that Fresh Air Solutions will be able to create sufficient market acceptance of its climate control systems.

ETS(TM) is a white crystalline powder, classified as a molecular sieve. Molecular sieves are capable of differentiating chemicals on a molecule-by-molecule basis and, therefore, can be designed to remove single compounds, such as water, from liquids and gases. ETS(TM) is unique in its capabilities to release moisture at lower regeneration temperatures, thereby requiring less energy than other desiccants. The heat necessary to remove the moisture can be provided by almost any source of heat capable of generating temperatures of at least 140(Degree)F. As a result, Fresh Air Solutions' systems can use a wider variety of heat sources, including waste heat, than other desiccant-based systems.

Fresh Air Solutions' systems utilize two wheel-shaped rotors with honeycomb passages. The honeycomb substrate material used to make the rotors is manufactured by Engelhard HexCore through a licensed proprietary process for manufacturing lightweight structural honeycomb core. This substrate material offers lighter weight, superior airflow and more efficient heat and moisture transfer than the corrugated rotors used by Engelhard HexCore's competitors. The Company believes that the Engelhard HexCore's honeycomb rotors are unique and would be difficult and costly for competitors to duplicate.

The first rotor in the Fresh Air Solution's desiccant two rotor systems is coated with ETS(TM) and the second serves as a heat exchange rotor. Recirculated air (air from the building), or up to 100% fresh air, is first dehumidified by passing it through a slowly rotating rotor treated with ETS(TM) that adsorbs airborne moisture, and thereby raises the temperature in proportion to the reduction in humidity. As the desiccant rotor rotates to the other side of the unit, heated air is blown through the desiccant rotor which releases the moisture from the ETS(TM), regenerating the desiccant rotor for further dehumidification. The warm, dehumidified air is next cooled by passing it through a similar rotor which has not been coated with ETS(TM). Depending upon climatic conditions, the temperature of the process air is generally reduced to a temperature approximately 10% lower than outside air temperature. The heat exchange rotor is cooled by an evaporative cooler on the other side of the unit. The moderate temperature, dry air can be cooled further by partially rehumidifying the air through an evaporative cooler, which does not use any refrigerants, or a smaller cooling coil than would be required by a conventional air conditioning system. The process air is then delivered to the building by the normal system of fans and ducts.

The Company believes that Fresh Air Solution's systems provide the following features and benefits:

      o More Effective Control of Humidity -- Fresh Air Solution's systems are more effective at controlling humidity than conventional, refrigerant-based air conditioning systems which control humidity primarily as a by-product of the cooling process when moisture condenses on the cooling coil. As a result, in conditions where significant humidity reduction is desired, conventional air conditioning systems must often cool air below desired temperature levels. Drier air is generally more comfortable for a building's occupants and is more efficient to cool. Humidity control is also important in a variety of commercial applications, such as supermarkets, and in certain manufacturing processes.

      o Improved Indoor Air Quality -- Ventilation standards recommended by ASHRAE and incorporated into many state and local building codes throughout the country for new building construction now require that as much as 200 - 300% more fresh air be circulated into buildings in certain circumstances compared to prior ventilation standards to reduce indoor air pollutants associated with "Sick Building Syndrome." Fresh Air Solution's systems are designed to process the humidity introduced by increased ventilation and, accordingly, enable a building to meet or exceed these standards. In addition, lower humidity levels reduce airborne bacteria, mold, mildew and fungi, another major source of indoor air quality problems.

      o Cost Effective -- Less humid air requires less energy to cool than more humid air. As a supplement to conventional air conditioning, by first dehumidifying the air, Fresh Air Solutions systems are designed to improve the effectiveness of existing conventional air conditioning and thereby result in downsizing of total air conditioning requirements.

      o Versatile and Reliable - Fresh Air Solution's systems are available in natural gas, electric, steam or waste heat models and in several sizes which process from 2,000 to 13,000 cubic feet of air per minute. The ability to choose from a variety of energy sources allows customers to select the most cost-effective energy source in their area at the time of purchase. The systems are also expected to require less maintenance than conventional equipment because of simplicity of design and fewer moving parts.

      o Environmentally Safer -- Conventional air conditioning systems utilize refrigerants, such as CFCs, HCFCs and HFCs, which damage stratospheric ozone or contribute to global warming. Because the desiccant cooling systems dehumidify the air before it is cooled by a post-cooling option in the system or in conjunction with a conventional air conditioning system, the cooling coil and compressor included generally are smaller, than would otherwise be required in a conventional air conditioning system, thereby utilizing less refrigerant.

      o Year-round Performance -- Fresh Air Solution's systems provide year-round indoor climate control. In hot, humid weather they supply cool, dry air. In cool, "clammy" weather they supply warm, dry air. In cold weather the systems can supply heat.

In 1998, Fresh Air Solutions expanded its product line in response to customer demands to include an enthalpy wheel energy recovery systems. The enthalpy wheel energy recovery system is a single wheel lightly coated with desiccant material which provides for limited cooling and passive dehumidification. The enthalpy wheel energy recovery system operates as a supplement to conventional air conditioning systems. The enthalpy wheel energy recovery system provides for limited cooling and dehumidification at a relatively low cost. The enthalpy wheel will in certain circumstances improve the effectiveness of existing conventional air conditioning and thereby allow for the downsizing of the total air conditioning requirements. The performance of the enthalpy wheel energy recovery system is less than that of the two wheel active humidity control system. In addition, Fresh Air Solutions also introduced a single wheel desiccant system which provides for dehumidification control only.

BUSINESS STRATEGY

The Fresh Air Solutions strategy is to target specific applications within the commercial air conditioning market in which humidity control, indoor air quality and energy consumption are important health issues or a significant cost of business. Although the Partnership markets its systems primarily as a supplement to conventional air conditioning systems, the Company believes that as market awareness and acceptance grows and the initial price of its systems declines, the Partnership will market its climate control systems as a replacement for conventional air conditioning systems in a broader segment of commercial applications. Fresh Air Solutions markets its systems primarily as a supplement to conventional air conditioning systems. Fresh Air Solutions is pursuing the following strategies:


     o Reduction of Operating and Manufacturing Costs - Fresh Air Solutions reduced the cost of its systems in 1997 and expects to further reduce manufacturing and material costs through production innovations and efficiencies and materials improvement and substitutes. Further operating cost savings are expected through reduction in operating department work force and increased constraints on expenditures. In addition, the Company believes enhanced product performance and reduced system costs can be obtained through the development or acquisition of certain new low cost components.


     o Acquisition of an Air Conditioning Manufacturer -- The Company is continuing to seek and evaluate acquisition opportunities to acquire an air conditioning manufacturer which the Company believes would enhance Fresh Air Solutions' overall strategy of developing market awareness of its products, increasing production and distribution capabilities and offering its customers a more complete solution to their climate control needs. Currently, there are no binding commitments or agreements to acquire an air conditioning manufacturer and there can be no assurance that any agreements will be executed or any acquisition will be consummated.

     o Target Specific Commercial Applications - Fresh Air Solutions strategy is to market its climate control systems to users in which humidity control, indoor air quality and energy consumption are important considerations. The primary applications targeted by Fresh Air Solutions and the benefits that its systems can provide include:


              Segment                                           Benefits
              -------                                           --------

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


              Segment                                           Benefits
              -------                                           --------

       Theaters             Improves comfort and indoor air quality.

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

       Hotels               Reduces mold and mildew and improves comfort.

       Manufacturing        Reduces concentration of volatile organic compounds generated in the manufacturing process and improves comfort for workers. May be particularly important to humidity-sensitive manufacturing processes.


     o Establish Strategic Relationships with Domestic and International Manufacturers and Distributors of Air Conditioning Equipment - Fresh Air Solutions plans to enter into additional licenses, marketing relationships or joint venture arrangements. Fresh Air Solutions believes that the reputation and resources of its licensees and joint venture partners can help gain market acceptance and awareness for its products.

The Company is continuing to seek and evaluate acquisition opportunities related or unrelated to desiccant technology, that would help broaden its product offerings or permit ICC to enter new areas of business and that demonstrate capabilities of enhancing shareholder value. Presently, although the Company is exploring the possibility of pursuing other ventures, to date it has not entered into any binding agreement to do so. ICC may enter any other business it deems appropriate, whether or not related to Fresh Air Solutions' business, except that in connection with the terms of the Restructuring it may not be a reseller of wheel-shaped rotors acquired from Engelhard HexCore other than as a component in the production and sale of climate control systems.

PRODUCTS

Fresh Air Solutions currently manufactures and sells several types of desiccant-based climate control systems. The two wheel systems, "Desert Cool(TM)" and "Desert Breeze(TM)" differ based upon function and energy source; in addition, in 1998 Fresh Air Solutions introduced single wheel systems. Fresh Air Solutions' systems are being marketed currently as energy efficient supplements to enhance the performance of, or partially replace, existing conventional air conditioning systems. Consistent with general industry practices, Fresh Air Solutions warrants its systems for one year from the date of installation and Engelhard HexCore warrants its desiccant and heat exchange rotors for an additional four years.

The Desert Cool(TM) system is designed to cool commercial applications with the flexibility of utilizing any combination of circulated or fresh air. The Desert Cool(TM) systems typically operate on natural gas, but are also available in steam or waste heat operated models, and also have gas heating capabilities. All of the systems incorporate the Engelhard HexCore's proprietary honeycomb rotors and Engelhard's ETS(TM).

The Desert Breeze(TM) system, the first all-electric desiccant-based climate control system, is important to compete in those markets where electricity is the only or most practical source of energy. Currently, the majority of air conditioning systems worldwide are electric powered. Desert Breeze(TM) system sales have not been significant. Desert Breeze(TM) is designed to cool commercial applications with the flexibility of utilizing either circulated or fresh air. Unlike Fresh Air Solutions' natural gas systems, the electric units combine desiccant technology with conventional coils and compressors which provide heat to regenerate the desiccant rotors and partially cool the process air. An additional conventional coil may be added to provide further post-cooling as in the natural gas units. The system can use smaller compressors with HCFC refrigerant than conventional air conditioning equipment, reducing the amount of refrigerant required and power usage and peak kilowatt demand. The system is also currently designed to allow for use of HFC refrigerant.

In 1998, Fresh Air Solutions expanded its product line in response to customer demands to include enthalpy wheel energy recovery systems. The enthalpy wheel energy recovery system is a single wheel lightly coated with desiccant material which provides for limited cooling and passive dehumidification. The enthalpy wheel energy recovery system operates as a supplement to conventional air conditioning systems. The enthalpy wheel energy recovery system provides for limited cooling and dehumidification at a relatively low cost. The enthalpy wheel will in certain circumstances improve the effectiveness of existing conventional air conditioning and thereby allow for the downsizing of the total air conditioning requirements. The performance of the enthalpy wheel energy recovery system is less than that of the two-wheel active humidity control system. In addition, Fresh Air Solutions also introduced a single wheel desiccant system which provides for dehumidification control only.

SALES AND MARKETING

Currently, Fresh Air Solutions markets its systems to specific applications in the commercial air conditioning market in which its systems offer the greatest advantages compared to conventional air conditioning systems. To date, Fresh Air Solutions has marketed its systems primarily as a supplement to, or partial replacement of, conventional air conditioning systems. Since Fresh Air Solutions' products utilize an emerging technology, potential customers carefully evaluate and, in most cases, purchase the systems for testing before committing to further purchases. Fresh Air Solutions sells its systems principally to end users either directly or through independent manufacturers' representatives who purchase units at a discount or receive a commission. Fresh Air Solutions has developed separate plans and departments for domestic and international sales and marketing. Fresh Air Solutions primarily sells its products domestically through its independent manufacturers' representatives and direct sales staff.

United States. Fresh Air Solutions employs a direct sales staff of five sales people and approximately 50 independent manufacturers' representatives to market its systems in the United States. The direct sales staff markets the systems to supermarket chains and national retailers, and oversees the manufacturers' representatives. Fresh Air Solutions' manufacturers' representatives market to regional customers and to national accounts which are not assigned to the direct sales staff. At present, a majority of the manufacturers' representatives are located in the southern and eastern regions of the country. Fresh Air Solutions plans to increase its sales staff and upgrade its manufacturers' representative network.


Gas and electric utilities have supported Fresh Air Solutions' efforts to create market awareness and acceptance of its systems. The Gas Research Institute has funded the independent testing of the performance of ETS(TM) and results have validated the performance of ETS(TM) in the Partnership's natural gas systems. The Department of Energy is currently funding the testing of the desiccant climate control systems for validation of performance. In addition, gas utilities sponsored the initial test sites for the Desert Cool(TM) system, and have formed a consortium, under the auspices of the American Gas Cooling Center to promote the desiccant natural gas systems. The consortium, with various utilities currently participating, provides financial incentives and sponsors training programs for engineers and building owners. The Desert Cool(TM) system became the first desiccant-based unit ever to receive the 'Blue Star' certification for safety and quality from the American Gas Association.


International. Fresh Air Solutions employs one direct sales person for international sales. International sales and marketing efforts have focused on the high humidity, developing regions of the Asian-Pacific market. In this region, manufacturing and industrial companies are generally interested in the desiccant systems to improve workers' comfort by lowering humidity. International sales have been made to customers primarily in Japan, South Korea, Mexico and Israel. International sales have been primarily made through various licensing and distribution agreements or relationships. Fresh Air Solutions plans to continue to market, sell and, in certain situations, assemble its climate control systems through licensing arrangements or joint ventures with other major companies in Asia-Pacific.

Fresh Air Solutions has marketing relationships and distribution agreements with various international companies. There are no assurances that the various international companies will continue to purchase systems from Fresh Air Solutions.

Nichimen, a Japanese trading company with approximately $60 billion in annual sales, has been appointed a non-exclusive distributor of Fresh Air Solutions' systems in Japan. Nichimen has established relationships with Osaka Gas, Tokyo Gas, Toho Gas, Yamaha Engine (heat pump manufacturer) and has established a national distribution network for Fresh Air Solutions' systems. No assurance can be given as to whether Nichimen will purchase any significant number of natural gas systems. Tokyo Gas is the largest and Osaka Gas is the second largest seller of natural gas in Japan and as part of their marketing programs promote and sell natural gas operated equipment to promote the use of natural gas.


The Partnership's joint market development agreement with Carrier's Asia-Pacific Operations ("Carrier APO") which covers a significant portion of the Asia-Pacific market expires in March 1998. The agreement did not result in any significant sales of systems and is expected to be terminated by Fresh Air Solutions due to lack of sales activity. Fresh Air Solutions anticipates it will seek new market distribution agreements with other entities in the Asia-Pacific market.

Export sales of equipment, primarily to the Asia Pacific market were approximately $1,283,000, $1,457,000 and $643,000 in 1997, 1996 and 1995,
respectively.

As of March 25, 1998 and 1997, backlog of purchase orders for climate control equipment was approximately $2 million and $3 million, respectively.

MANUFACTURING

Fresh Air Solutions assembles and manufactures its systems at its new, approximately 140,000 square foot, leased facility located in Hatboro, Pennsylvania. The new Hatboro facility provides for future capacity and consolidated the previous Philadelphia office and manufacturing operations into one location. The lease began in April 1997 with a ten-year term. The lease can be terminated after the fifth year. In connection with the Restructuring of the Partnership the lease was assigned to Fresh Air Solutions. The obligations under the lease agreement continue to be guaranteed by Engelhard and ICC.

All of Fresh Air Solutions' honeycomb desiccant and heat-exchange rotors are purchased from Engelhard HexCore which produces them at its Miami facility under a supply agreement. See "Supplies and Materials".

As described below, Fresh Air Solutions and Engelhard HexCore have entered into several licensing arrangements with respect to technology relating to their respective businesses. Fresh Air Solutions and Engelhard HexCore may also license, or otherwise permit, other companies in the United States or internationally to manufacture their respective systems or components.

SUPPLIES AND MATERIALS

Except as described below, Fresh Air Solutions generally uses standard parts and components in the manufacture of its systems and obtains such parts and components from various independent suppliers. The Company believes Fresh Air Solutions is not highly dependent on any specific supplier and could obtain similar components from other suppliers, except for the rotors which are now supplied by Engelhard HexCore.

In connection with the Restructuring, Engelhard HexCore and Fresh Air Solutions entered into a rotor supply agreement ("Rotor Supply Agreement"). Pursuant to the Rotor Supply Agreement, Engelhard HexCore has agreed to provide Fresh Air Solutions with all its desiccant and heat-exchange rotors requirements. Fresh Air Solutions has agreed to purchase all its rotor requirements at prices which are lower than the best prices Engelhard HexCore will offer its other customers. The term of the rotor supply agreement is fifteen years. Rotors supplied may be used only as a component in the production of complete climate control systems or as a part of a systems kit for assembly or as part of a cassette to affiliates or strategic partners for inclusion in a climate control system. If Fresh Air Solutions requires rotors with performance characteristics' substantially different from those previously provided by Engelhard HexCore, Fresh Air Solutions is required to first request such rotors from Engelhard HexCore under the terms of the Rotor Supply Agreement. If Engelhard HexCore elects not to provide such rotors, Fresh Air Solutions may obtain them from a third party subject to certain limitations.

Engelhard HexCore purchases a proprietary strong, lightweight material from a single supplier which is used as the base material in manufacturing the honeycomb substrate for the Fresh Air Solutions' desiccant and heat-exchange rotors. While this material is critical in the manufacture of the rotors and Engelhard HexCore does not have a contractual agreement with such supplier, the Company believes that Engelhard HexCore can obtain all of its requirements for such material from such supplier for the foreseeable future. In addition, the Company believes Engelhard HexCore could obtain comparable alternatives to the current substrate used in the rotors.

ETS(TM) is a patented desiccant material manufactured exclusively by Engelhard. Pursuant to the Engelhard Supply Agreement, Engelhard HexCore has agreed to purchase exclusively from Engelhard all of the ETS(TM) or any improved desiccant material developed by Engelhard that Engelhard HexCore may require in its manufacture of rotors. In turn, Engelhard has agreed to sell to Engelhard HexCore its total requirements for ETS(TM) or any improved desiccant material developed by Engelhard. The price for ETS is adjusted as of January 1 of each year during the term of the Engelhard Supply Agreement, which expires in the year 2013. The Engelhard Supply Agreement does not include specific purchase prices but does contain a 'competitive offer' provision, whereby Engelhard HexCore is able to purchase from third parties similar desiccant products that are equal to or better than the products sold by Engelhard should they become available, at a price that is lower than the price established for ETS(TM) or any improved desiccant material sold by Engelhard under the Engelhard Supply Agreement, provided, however, that (i) Engelhard has the right to meet such 'competitive offer' in all material respects and (ii) any such third party offer must be able to meet the Engelhard HexCore's requirements for such desiccants in all material respects in order to be considered a 'competitive offer.'

THE PARTNERSHIP AND THE RESTRUCTURING

The Company and Engelhard formed Engelhard/ICC in February 1994 to pursue the desiccant air conditioning business which previously had been conducted by the Company. In exchange for a 50% interest in the Partnership, the Company transferred to the Partnership substantially all of its assets relating to its desiccant-based air conditioning business, subject to certain liabilities. Engelhard, in exchange for a 50% interest in the Partnership, (i) contributed $8,600,000 in capital to the Partnership, (ii) entered into the Engelhard Supply Agreement and the Engelhard License Agreement for ETS and (iii) agreed to provide credit support to the Partnership in the amount of $3,000,000. In addition, Engelhard extinguished a $900,000 obligation due to it by the Company.

On February 27, 1998, the Company and Engelhard restructured the Partnership ("the Restructuring"). The Partnership was terminated and its net assets divided into two separate operating limited partnerships, one to manufacture and market complete, active climate control systems under the name Fresh Air Solutions, LP and the other to manufacture and market products fabricated from honeycomb substrate and the heat-exchange and desiccant coated wheel-shaped rotors that are components of the climate control systems under the name Engelhard HexCore, LP. All assets and liabilities of the Partnership related to or used in the Partnership's climate control systems business (including all assets and liabilities directly related to, located at or arising out of the Partnership's Hatboro facility) were transferred or assigned to Fresh Air Solutions. Pursuant to the Restructuring, ICC received approximately $18,600,000 in cash, a 90% ownership interest in and full control of Fresh Air Solutions, L.P. ICC Desiccant Technologies, Inc., a wholly owned subsidiary of ICC, is the sole general partner of Fresh Air Solutions, L.P. All assets and liabilities of the Partnership related to or used in the Partnership's honeycomb substrate and rotor business (including all assets and liabilities directly related to, located at or arising out of the Partnership's Miami facility) were retained by Engelhard HexCore. ICC retained a 20% ownership interest in Engelhard HexCore, L.P. Engelhard received an 80% ownership interest and full control of Engelhard HexCore, L.P. Engelhard DT, Inc., a wholly owned subsidiary of Engelhard is the sole general partner of Engelhard HexCore. Fresh Air Solutions will purchase rotors exclusively from Engelhard HexCore, LP and will receive preferential pricing for such purchases. Engelhard will continue its guarantee on Fresh Air Solutions, LP's facility lease until April 2002 and will continue to guarantee $2,000,000 of Fresh Air Solutions, LP's debt with the guarantee being reduced to $1,000,000 after February 1999 and completely terminated after February 2000. In connection with the Restructuring, the Company's guarantee of 50% of the Partnership's indebtedness associated with the industrial development bonds and the related irrevocable letter of credit for $2,500,000 was terminated; as a result, $2,500,000 in cash equivalents previously held as collateral became unrestricted.

In connection with the Restructuring, Engelhard HexCore and Fresh Air Solutions entered into the Rotor Supply Agreement whereby Engelhard HexCore will supply Fresh Air Solutions with its heat-exchange and desiccant rotor requirements. Furthermore, Engelhard HexCore and Fresh Air Solutions entered into reciprocal technology license agreements whereby nonexclusive, royalty free, perpetual licenses with the further right to sublicense, certain technology related to Engelhard HexCore's and Fresh Air Solutions' respective businesses related to patents or patent applications existing or filed within one year of the Restructuring. Fresh Air Solutions was also granted a royalty free license to use the name "Engelhard" as part of the "Engelhard/ICC" trademark for a thirty month period following the Restructuring. See "Patents and Proprietary Information".

In connection with the Restructuring, Engelhard HexCore and Fresh Air Solutions entered into a cassette supply agreement whereby Fresh Air Solutions will supply Engelhard HexCore with cassettes, which consist of a structure that holds a rotor, coated or uncoated with ETS(TM), supported by castors or a hub, which itself consists of seals, drive motor, belt and other components required to conduct heat or mass transfer. Cassettes will be sold to Engelhard HexCore at favorable prices relative to other customers of Fresh Air Solutions. The term of the agreement is five years. Also, in connection with the Restructuring, a sensor supply agreement was entered into related to the sale of humidity and dew point infrared sensors to Fresh Air Solutions at more favorable prices related to other customers of Engelhard for a period of five years. Also, pursuant to a Referral Agreement, Fresh Air Solutions agreed to sell climate control systems to customers referred to it by Engelhard HexCore in order to assist Engelhard HexCore in generating interest in the purchase of rotors. Such sales will be on the same pricing terms as wholesale customers of Fresh Air Solutions and will be limited in nature. The lawsuit brought against Engelhard by the Company in connection with Engelhard's acquisition of the sensor company Telaire Systems, Inc. was dismissed in connection with the Restructuring.

In accordance with the Restructuring, the Company has the option to acquire Engelhard's interest in Fresh Air Solution at a price equal to 95% of the fair market value as determined by mutually agreed to investment banker. Correspondingly Engelhard has the option to acquire ICC's interest in Engelhard HexCore at a price equal to 95% of the fair market value as determined by mutually agreed to investment banker.


PATENTS AND PROPRIETARY INFORMATION

Fresh Air Solutions' ability to compete effectively with other manufacturers of climate control equipment has been dependent upon, among other things, a combination of (i) Fresh Air Solutions' proprietary desiccant system design,
(ii) Engelhard's patented ETS(TM) and (iii) Hexcel's proprietary process licensed to Engelhard HexCore and utilized in manufacturing the small cell, honeycomb substrate material used to make the systems' rotors. The Partnership had been issued nine United States patents covering certain of its desiccant technology which have been assigned to Fresh Air Solutions or Engelhard HexCore. Several U.S. patent applications are pending which are directed to the products manufactured and sold by Fresh Air Solutions and additional patent filings are expected to be made in the future.


Fresh Air Solutions holds one U.S. patent expiring in 2010 related to using a microprocessor to control the desiccant cooling systems in order to increase the energy efficiency or effectiveness of the desiccant cooling process. Fresh Air Solutions was also assigned nine other U.S. patents expiring between 2013 and 2015, protecting its' intellectual property. Engelhard HexCore was assigned one U.S. patent expiring in 2015. Similar patents have also been applied for by Fresh Air Solutions in selected Asia-Pacific rim countries.

As part of the Restructuring of E/ICC, on February 27, 1998, Fresh Air Solutions entered into the Box Technology License Agreement (the "Box Technology License") with Engelhard Hexcore pursuant to which Fresh Air Solutions granted to Engelhard Hexcore a nonexclusive, royalty free, world-wide, perpetual license, with the further right to sublicense, to all technology related to the climate control system business of Fresh Air Solutions and all improvements to such technology that are conceived by employees of Fresh Air Solutions and are subject to patents or patent applications filed within twelve months after execution of the Box Technology License, other than improvements used solely on gas platform systems. Engelhard Hexcore may, however, only use such technology in the climate control systems business and businesses ancillary or reasonably related thereto.

Also, as part of the Restructuring of E/ICC, on February 27, 1998, Fresh Air Solutions and Engelhard Hexcore entered into the Wheel Technology License Agreement (the "Wheel Technology License"), pursuant to which Engelhard Hexcore granted Fresh Air Solutions a nonexclusive, royalty free, world-wide, perpetual license with the further right to sublicense, for technology specifically covered by certain patents relating to the rotor business and owned by Engelhard Hexcore (which will not include Hexcore's proprietary process utilized in manufacturing the small cell, honeycomb substrate material used to make Engelhard Hexcore's rotors which is licensed to Engelhard Hexcore) and any improvements to such technology conceived by employees or representatives of Engelhard Hexcore that are subject to patents or patent applications within the twelve month period after the signing of the agreement. Fresh Air Solutions may, however, utilize such technology only in connection with the climate control system business and businesses ancillary or reasonably related to thereto.

Also, as part of the Restructuring of E/ICC, on February 27, 1998, Fresh Air Solutions entered into the E/ICC License Agreement (the "E/ICC License") with Engelhard, pursuant to which Engelhard granted Fresh Air Solutions a non-exclusive, royalty free license to use the name "Engelhard" as part of the "Engelhard/ICC" mark. The term of the E/ICC License is two and one half years.

Under the Engelhard License Agreement, Engelhard granted the Partnership an exclusive, royalty-free license during the existence of the Partnership to use Engelhard's proprietary technology relating to ETS(TM) for use in the Partnership's business, including heating, ventilation and air conditioning applications. ICC, through Fresh Air Solutions continues to have the right to use the technology covered by the patents and the proprietary desiccant system design in conducting the business of Fresh Air Solutions and expects to derive benefit from the ETS(TM) and small-cell, honeycomb substrate material used to make the Engelhard HexCore rotors through the purchase of rotors under the Rotor Supply Agreement; however, Fresh Air Solutions will no longer have or share in the exclusive right to any such technology. Moreover, Engelhard, through Engelhard HexCore will have the right to use and, except with respect to Hexcel, sublicense others to use, such technology through its rights under the Box Technology License and ownership of the patented ETS(TM) and the Hexcel license. Fresh Air Solutions will retain exclusive rights to sell its systems to standalone supermarkets, ice rinks, and pachinko halls in North America, Japan and Korea for a seven year period provided that Fresh Air Solutions meets certain agreed to performance targets for sales to these markets.

Fresh Air Solutions has trademark applications for "Desert Cool(TM)" and "Desert Breeze(TM)" in the United States and overseas for heating, ventilation and air conditioning systems.

COMPETITION

Fresh Air Solutions currently competes against other manufacturers of conventional and desiccant-based air conditioning systems primarily on the basis of capabilities, performance, reliability, price and operating efficiencies. Fresh Air Solutions competes with manufacturers in the conventional heating, ventilation and air conditioning equipment industry, including Trane Company, York International Corporation, Carrier and others that have significantly more resources and experience in designing, manufacturing and marketing of air conditioning systems than does Fresh Air Solutions. The Company believes Fresh Air Solutions systems provide the following advantages over conventional air conditioning systems: more effectively control humidity; improve indoor air quality; offer energy versatility; and reduce the amount of refrigerants required. Fresh Air Solutions also competes with several companies selling desiccant-based climate control systems, including Munters Corporation and Semco Incorporated. However, the Company believes its systems perform better and are more economical to operate than competing desiccant-based systems due to their honeycomb rotors coated with Engelhard's ETS(TM).

EMPLOYEES

In connection with the Restructuring of the Partnership on February 27, 1998, substantially all of the employees of the Hatboro operations became employees of Fresh Air Solutions and substantially all of the employees of the Miami operations became employees of Engelhard HexCore. The Company employed 4 full-time persons and the Partnership employed 137 full-time persons as of December 31, 1997, none of whom are represented by unions. Fresh Air Solutions currently has 80 full time employees.

GOVERNMENT REGULATION

In recent years, increasing concern about damage to the earth's ozone layer caused by ozone depleting substances has resulted in significant legislation governing the production of products containing CFCs. Under the Montreal Protocol on Substances that Deplete the Ozone Layer, as amended in 1992 (the 'Montreal Protocol'), many countries have agreed to cease all production and consumption of CFCs, some of which are utilized in air conditioning and refrigeration equipment. The Montreal Protocol has been implemented in the United States through the Clean Air Act and the regulations promulgated thereunder by the Environmental Protection Agency (the 'EPA'). The production and use of refrigerants containing CFCs are subject to extensive and changing federal and state laws and substantial regulation under these laws by federal, state and local government agencies. In addition to the United States, Japan, mainland China, Israel and Thailand are among the signatories to the Montreal Protocol. The manner in which other countries implement the Montreal Protocol could differ from the approach taken in the United States.

As a result of the regulation of CFCs, the air conditioning and refrigeration industries are turning to substitute substances such as HCFCs, HFCs and light hydrocarbons. HCFCs have 1 to 10% of the ozone-depleting potential of CFCs. However, the production of HCFCs for use in new equipment is currently scheduled to be phased out as of the year 2020 and the production of HCFCs for the servicing of existing equipment is currently scheduled to be phased out as of the year 2030 in the United States and other signatory countries pursuant to the Montreal Protocol. Reduction of the use of HFCs is also being considered by many countries because of their substantial global warming potential.

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

The Clean Air Act now requires the recycling and recovery of all refrigerants used in residential and commercial air conditioning and refrigeration systems. As a result, there are increasing costs involved in the manufacturing, handling and servicing of refrigerant-based equipment. In Fresh Air Solutions' systems, the cooling coils and compressors included as a post-cooling option in non-electric models are smaller, and in electric models generally are smaller, than would otherwise be required in a conventional air conditioning system, and therefore require less refrigerants.

The indoor air quality standards in the United States, as set forth by ASHRAE Standard 62-1989 Ventilation for Acceptable Indoor Air Quality, now require that up to 200-300% more fresh air be introduced into buildings in certain circumstances as compared to prior regulations. The purpose of such standards is to specify minimum ventilation levels and indoor air quality levels in order to minimize the potential for adverse health effects typically associated with 'Sick Building Syndrome.' According to a study by the National Conference of States on Building Codes and Standards, Inc. (the 'NCSBCS Study'), there are 30 states which have incorporated the ASHRAE 62-1989 ventilation standards in one form or another as mandatory building code requirements into their respective building codes (including energy and mechanical codes) for new construction of certain and, in some cases, all types of buildings. Of such states, 18 states require mandatory compliance with ASHRAE 62-1989 by all local jurisdictions and an additional seven states require all local jurisdictions which elect to adopt a building code to comply, at a minimum, with ASHRAE 62-1989. According to the NCSBCS Study, there are ten other states which, while not adopting ASHRAE 62-1989 into their building codes, have referenced ASHRAE 62-1989 as a recognized industry standard. Of the remaining 10 states, five states have adopted building codes with ventilation requirements similar to those of ASHRAE 62-1989 and several major cities in the remaining five states either reference ASHRAE 62-1989 as an industry standard or set similar ventilation requirements according to the NCSBCS Study. In addition, the Company believes that due to liability concerns and customer demands, it is an increasingly standard engineering practice throughout the country to incorporate the ASHRAE ventilation standards in new commercial building construction even when not required by applicable building codes, and the Company believes that Fresh Air Solutions' business prospects are enhanced because Fresh Air Solutions' climate control systems currently enable buildings to meet or exceed such standards.

    A new revised standard under consideration, ASHRAE 62-1989R, would limit relative humidity to 60% or less, the Company believes that Fresh Air Solutions' climate control systems currently enable buildings to meet or exceed such standards.

ITEM 2.  PROPERTIES

The manufacturing facility and executive offices of both the Company and Fresh Air Solutions are currently located at 330 South Warminster Road Hatboro, Pennsylvania 19040. Fresh Air Solutions currently has approximately 140,000 square feet under a lease at this location.

ITEM 3.  LEGAL PROCEEDINGS

Currently, the Company is not engaged in any material lawsuits.

In February 1997, the Company , together with its wholly-owned subsidiary, ICC Desiccant Technologies, Inc. and Engelhard/ICC (the "Plaintiffs"), filed a Complaint in the Court of Common Pleas, Philadelphia County (February Term, 1997, No. 496) against Engelhard and its wholly-owned subsidiary, Engelhard Sensor Technologies, Inc., in which the company asserted that, in September, 1996, the Company made Engelhard aware of certain technology owned by Telaire Systems, Inc. ("Telaire") which could be utilized by Engelhard/ICC and that Engelhard subsequently breached several legal duties it owed the Plaintiffs by acquiring the assets of Telaire. The Plaintiffs requested that the court: (i) enjoin Engelhard and its subsidiaries from licensing or otherwise selling, marketing or transferring the technology it acquired from Telaire without the written consent of the Plaintiffs, (ii) require Engelhard and its subsidiaries to disclose all information concerning its acquisition of the assets of Telaire,
(iii) require Engelhard and its subsidiaries to make an accounting of all profits derived from Engelhard's use of Telaire's technology, and (iv) compensatory and punitive damages. This lawsuit was dismissed with prejudice by ICC and the Partnership and mutual general releases were executed by all of the parties in connection with the E/ICC Restructuring.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

A special meeting of Stockholders of ICC was held on February 23, 1998, at 10:00 AM EST, at 330 South Warminster Road, Hatboro, Pennsylvania 19040 to approve a Master Agreement by and among ICC, Engelhard Corporation and Engelhard/ICC which provided in substance for the Restructuring of the Partnership.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    ICC's Common Stock trades on the Nasdaq National Market under the symbol ICGN. Prior to February 15, 1996 the Company's Stock was listed on the Nasdaq Small Cap Market. Based on reports provided by Nasdaq, the range of high and low bids for ICC's Common Stock for the two most recent fiscal years are as follows:

                                    1997

                         4th Qtr         3rd Qtr        2nd Qtr        1st Qtr
                         -------         -------        -------        -------
     High Bid:            $4.81           $5.25          $6.88          $7.06
     Low Bid:             $1.56           $4.25          $4.38          $4.88

                                    1996

                         4th Qtr         3rd Qtr        2nd Qtr        1st Qtr
                         -------         -------        -------        -------
     High Bid:            $7.75           $9.25          $10.00         $12.38
     Low Bid:             $4.88           $5.25          $ 5.38         $ 6.38


    The above quotations reported by Nasdaq represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations may not represent actual transactions. On March 25, 1998, the last reported sale price for the Common Stock was $2.562 per share.

    As of March 25, 1998, ICC had approximately 1,200 recordholders of Common Stock. This number was derived from the Company's stockholder records, and does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. The Company believes it has approximately 11,000 beneficial owners of its Common Stock. Holders of Common Stock are entitled to share ratably in dividends, if and when declared by the Board of Directors. Other than an in-kind warrant dividend declared by the Board of Directors in June 1990, the Company has never paid a dividend on its Common Stock and it is unlikely that any dividends will be paid in the foreseeable future. The payment of cash dividends on the Common Stock will depend on, among other things, the earnings, capital requirements and financial condition of the Company and Fresh Air Solutions, and general business conditions. In addition, future borrowings or issuances of Preferred Stock may prohibit or restrict the Company's ability to pay or declare dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following historical selected financial data of the Company for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been derived from financial statements that have been audited by the Company's Independent Accountants, whose reports thereon include an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. There were no cash dividends paid to holders of Common Stock in any of these years. The data should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Form 10-K.

(ALL AMOUNTS EXPRESSED IN DOLLARS EXCEPT WEIGHTED AVERAGE SHARES OUTSTANDING)

                                  Unaudited
                                  Pro Forma                                      Historical
                                 ------------    ----------------------------------------------------------------------------
                                                                            Year Ended December 31:
                                 --------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:              1997(1)          1997            1996            1995          1994(3)           1993
                                 ------------    ------------    ------------    ------------    ------------    ------------
Revenues(4)                      $  6,772,061    $    492,870    $    688,411    $    362,153    $    162,285    $  1,216,032

Expenses(5)                        24,625,836      13,976,955       7,843,020       6,685,526       4,553,367       5,273,884
                                 ------------    ------------    ------------    ------------    ------------    ------------

Net Loss                          (17,853,775)    (13,484,085)     (7,154,609)     (6,323,373)     (4,391,082)     (4,057,852)

Cumulative preferred stock
dividend requirements                       0               0         (49,655)       (301,413)       (227,750)       (261,500)
                                 ------------    ------------    ------------    ------------    ------------    ------------

Net loss applicable to
  common stockholders            $(17,853,775)   $(13,484,085)   $ (7,204,264)   $ (6,624,786)   $ (4,618,832)   $ (4,319,352)
                                 ============    ============    ============    ============    ============    ============

Loss per common share            $       (.84)   $       (.63)   $       (.35)   $       (.47)   $       (.41)  $        (.51)

Weighted average
  shares outstanding               21,339,635      21,339,635      20,322,952      14,072,867      11,390,981       8,550,852


                                   Unaudited
                                   Pro Forma                                   Historical
                                  -----------    -----------------------------------------------------------------------
                                                                           As of December 31:
                                  --------------------------------------------------------------------------------------
BALANCE SHEET DATA:                 1997(2)         1997           1996           1995         1994(3)          1993
                                  -----------    -----------    -----------    -----------    -----------    -----------
Total assets                      $29,699,820    $ 4,521,656    $12,250,865    $ 4,796,426    $ 2,397,522    $ 2,564,302

Working capital                    18,598,338      1,382,537      9,661,805      1,827,797      1,072,485      1,206,700

Long-term obligations                 198,685              0              0              0        150,000        650,000

Total liabilities                   7,536,984      7,583,862      2,179,467      3,262,614        426,782      1,520,631

Stockholders' equity (deficit)     22,162,836     (3,062,206)    10,071,398      1,533,812      1,970,740      1,043,671

(1) The unaudited pro forma consolidated financial information is presented to illustrate the effect of the Restructuring of the Partnership, pursuant to the Master Agreement, on the Company's results of operations as if it occurred on January 1, 1997. Refer to the unaudited pro forma consolidated financial statements appearing in Exhibit 99.

(2) The unaudited pro forma consolidated financial information is presented to illustrate the effect of the Restructuring of the Partnership, pursuant to the Master Agreement on the Company's financial position as if it occurred December 31, 1997. Refer to the unaudited pro forma consolidated financial statements appearing in Exhibit 99.

(3) On February 7, 1994, the Company transferred its desiccant climate control business in exchange for a 50% interest in the Partnership.

(4) Revenues consist of interest income and other income for 1994, 1995, 1996 and 1997. For 1993 and for the pro forma period presented, revenues also include sale of equipment.

(5) Expenses consists of equity interest in net loss of Engelhard/ICC, general and administrative expense and interest expense for 1994, 1995, 1996 and 1997. For 1993 and for the pro forma period presented, expenses include cost of goods sold, other operating expenses and minority interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, through Fresh Air Solutions, designs, manufactures and markets innovative climate control systems to supplement or replace conventional air conditioning systems.

The Company and Engelhard formed Engelhard/ICC (the "Partnership") in February 1994 to pursue the desiccant air conditioning business which previously had been conducted by the Company. In exchange for a 50% interest in the Partnership, the Company transferred to the Partnership substantially all of its assets relating to its desiccant-based air conditioning business, subject to certain liabilities. Engelhard, in exchange for a 50% interest in the Partnership, (i) contributed $8,600,000 in capital to the Partnership, (ii) entered into the Engelhard Supply Agreement and the Engelhard License Agreement for ETS and (iii) agreed to provide credit support to the Partnership in the amount of $3,000,000. In addition, Engelhard extinguished a $900,000 obligation due to it by the Company.

On February 27, 1998, the Company and Engelhard restructured the Partnership. The Partnership was terminated and its net assets were divided into two separate operating limited partnerships, one to manufacture and market complete, active climate control systems under the name Fresh Air Solutions, LP and the other to manufacture and market products fabricated from honeycomb substrate material and the heat-exchange and desiccant coated wheel-shaped rotors that are components of the climate control systems under the name Engelhard HexCore, LP. All assets and liabilities of the Partnership related to or used in the Partnership's climate control systems business (including all assets and liabilities directly related to, located at or arising out of the Partnership's Hatboro facility) were transferred or assigned to Fresh Air Solutions. Under the Restructuring ICC received approximately $18,600,000 in cash, a 90% ownership interest in and full management control of Fresh Air Solutions, LP. All assets and liabilities of the Partnership related to or used in the Partnership's honeycomb substrate and rotor business (including all assets and liabilities directly related to, located at or arising out of the Partnership's Miami facility) were retained by Engelhard HexCore. ICC retained a 20% ownership interest in Engelhard HexCore, LP. Engelhard received an 80% ownership interest in and full management control of Engelhard HexCore.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 compared with Year Ended December 31, 1996

The Partnership's revenue for the year ended December 31, 1997 increased $1,734,403 to $12,239,012 from $10,504,609 for the year ended December 31, 1996.
This increase in revenues is due primarily to increased substrate sales and equipment sales. Sales of substrate from the Miami plant to Hexcel pursuant to a supply agreement increased 35% to approximately $5.8 million in 1997 from $4.3 million in 1996. Equipment sales increased 4% to approximately $6.3 million in 1997 compared to approximately $6.1 million in 1996. The Partnership's gross loss for the year ended December 31, 1997 increased $1,949,920 to $5,221,770 from $3,271,850 for the year ended December 31,1996. The increase in gross loss is due primarily to increased provisions for inventory obsolescence and warranty costs. The provision for inventory obsolescence increased by approximately $1,300,000 to cover primarily slow moving components related to older desiccant unit versions. The Partnership incurred warranty costs of $2.2 million in 1997 related primarily to premature component failures and odor issues which the Company believes it has rectified through design changes, system operation modifications and quality control improvements. Premature component failures related primarily to failures of certain castor wheels upon which the desiccant or heat exchange wheels rotate. In certain installations the desiccant wheel adsorbed not only moisture but compounds in the air that produced odors. Through modifications to the operation of the system cycles, addition of dampers and replacement of contaminated wheels, Fresh Air Solutions believes it can control the odors that are created under certain circumstances. The Company believes that Fresh Air Solutions has adequately provided for existing and potential future warranty claims.

The Partnership's active humidity climate control systems are an emerging technology and have been subject to numerous improvements and modifications. Sales volumes have been lower than the capacity to produce and revenues have not been sufficient to cover fixed and variable costs of production.

As a result of the Partnership Restructuring, Fresh Air Solutions' will not receive any revenues from ongoing substrate sales, as that business was retained by Engelhard HexCore.

The Partnership's operating expenses increased $2,141,015 to $11,021,859 for the year ended December 31, 1997 compared to $8,880,844 for the year ended December 31, 1996, due to higher marketing, engineering and general and administrative costs which more than offset reduced research and development costs. General and administrative costs increased approximately $733,000 due to increased depreciation and amortization of approximately $275,000 and an increase in the bad debt provision of approximately $403,000. Marketing expenses increased approximately $541,000 as a result of increased marketing efforts and increased sales and marketing personnel. Engineering costs increased approximately $1,020,000 due to increased engineering staff costs of approximately $461,000 and increased engineering consulting services of approximately $465,000. The loss from operations for the year ended December 31,1997 increased $4,090,935 to $16,243,629 compared to $12,152,694 for the year ended December 31, 1996.

The Partnership's net loss increased $4,134,697 to $16,724,361 for the year ended December 31, 1997 from $12,589,664 for the year ended December 31, 1996 due to the increase in the loss from operations of $4,090,935 discussed above and reduced interest income.

The Company realized a decrease in interest and other income of $195,541 to $492,870 for the year ended December 31, 1997 as compared to $688,411 for the year ended December 31,1996, which was primarily attributable to a decrease in the average balance of cash and cash equivalents. The Company's increase in its equity interest in the net loss of the Partnership increased $5,690,529 to $ 11,985,361 for the year ended December 31, 1997 as compared to $6,294,832 for the year ended December 31, 1996 which was due to the increased Partnership loss and the increased share of the loss recognized by the Company as a result of a limit placed on the loss recognized by Engelhard of approximately $4,700,000 in connection with Master Agreement governing the Restructuring. The Company's general and administrative expenses increased $446,000 to $1,991,594 for the year ended December 31, 1997 compared to $1,545,594 for the same period in 1996 primarily the result of an increase in professional and consulting fees.

The Company's net loss for the year ended December 31, 1997 increased $6,329,476 to $13,484,085 from $7,154,609 for the same period in 1996. Net loss per share of Common Stock increased $.28 to $.63 for the year ended December 31, 1997 from $.35 for the same period in 1996 primarily the result of the increased loss of the Partnership and the increased share of the Partnership loss recognized by the Company in connection with the Master Agreement governing the Restructuring.

The backlog of purchase orders as of March 25, 1998 is approximately $2 million which is approximately $1 million less than the comparable period in 1997. The decrease in backlog is primarily attributable to a significant declined in orders from the Asia-Pacific market and to customer concerns over component failures and odor issues. The decline in the Asia-Pacific market activity is largely attributable to the Asian-Pacific economies experiencing lower economic growth than had been previously enjoyed resulting in declines in many of the Asia-Pacific currencies in comparison to the US dollar. Continued weakness in Asian-Pacific currencies could adversely impact Asian-Pacific market activities.

In connection with the Restructuring, Engelhard HexCore and Fresh Air Solutions entered into the Rotor Supply Agreement whereby Engelhard HexCore will supply Fresh Air Solutions with its heat-exchange and desiccant rotor requirements. Fresh Air Solutions is obligated to purchase its rotor requirements from Engelhard HexCore. All rotors will be purchased at prices which are lower than the best price Engelhard HexCore offers to other customers. The term of the rotor supply agreement is fifteen years. Under the Rotor Supply Agreement, Engelhard HexCore will sell all desiccant and heat-exchange rotors to Fresh Air Solutions atf prices which are lower than it will sell rotors to others ("Favorable Wheel Prices"). Moreover, during the first two years under the Rotor Supply Agreement, Engelhard HexCore has agreed to sell such rotors at prices which are lower than the Favorable Wheel Prices. Although Fresh Air Solutions will receive preferential pricing for such purchases, it is required to purchase rotors that will cover approximately $600,000 in costs annually. Initially the Company believes that rotor costs will be obtained at prices higher than had been obtained when rotors were transferred intra-partnership at cost prior to the Restructuring of the Partnership; however, the Company believes as the demand for rotors increase and as Engelhard HexCore begins to sell to other end users, the price of rotors will decline.

ICC, through Fresh Air Solutions continues to have the right to use the technology covered by the patents and the proprietary desiccant system design in conducting the business of Fresh Air Solutions and expects to derive benefit from the ETS(TM) and small-cell, honeycomb substrate material used to make the Engelhard HexCore rotors through the purchase of rotors under the Rotor Supply Agreement; however, Fresh Air Solutions will no longer have or share in the exclusive right to any such technology. Moreover, Engelhard, through Engelhard HexCore will have the right to use and, except with respect to Hexcel, the successor corporation to the former owner of the Partnership's Miami Plant, sublicense others to use, such technology through its rights under the Box Technology License and ownership of the patented ETS(TM) and the Hexcel license. Fresh Air Solutions will retain exclusive rights to sell its systems to standalone supermarkets, ice rinks, and pachinko halls in North America, Japan and Korea for a seven year period provided that Fresh Air Solutions meets certain agreed to performance targets for sales to these markets.

Year Ended December 31, 1996 compared with Year Ended December 31, 1995

    The Partnership's revenue for the year ended December 31, 1996 increased $1,560,330 to $10,504,609 from $8,944,279 for the year ended December 31, 1995.
This increase in revenues is due primarily to increased equipment sales, the effects of which more than offset a decline in sales of substrate and the receipt of a non-recurring licensing fee in 1995. Equipment sales increased 138% to approximately $6.1 million in 1996 compared to approximately $2.6 million in 1995. The sale of substrate from the Miami plant to Hexcel pursuant to a supply agreement decreased to approximately $4.3 million in 1996 from $5.8 million in 1995. In 1995 a non-recurring licensing fee of $500,000 from Chung-Hsin was earned while no licensing fees were earned in 1996. The Partnership's gross loss for the year ended December 31, 1996 increased $1,332,134 to $3,271,850 from $1,939,716 for the year ended December 31,1995. The increase in gross loss is due primarily to reduced margins on the sale of substrate of approximately $400,000 resulting from a decline in substrate sales, an increase in the provision for inventory obsolescence of $341,000 and receipt in 1995 of the non-recurring licensing fee of $500,000.

Continued negative margins have occurred due to the sales volume being lower than the Partnership's capacity to produce its climate control systems and revenues were not sufficient to cover both fixed and variable costs of production. Furthermore, the equipment produced by the Partnership has been subject to numerous improvements and modifications which have increased costs incurred in the production process.

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

Liquidity and Capital Resources

The Partnership's cash and cash equivalents decreased to $275,717 at December 31, 1997 from $1,192,997 at December 31, 1996. The decreases were due to cash consumed in operations and investing activities exceeding the capital contributions from the partners. Fresh Air Solutions is expected to require additional financing to support anticipated growth and will be dependent on the Company to provide additional financing to support its current operations and future expansion.

Net cash used in operating activities by the Partnership was $9,939,756 for the year ended December 31,1997 due to the net loss of $16,724,361 which offset noncash charges of $5,968,747 and reduced working capital needs of $3,134,704. Net working capital reductions were primarily the result of increases in accrued expenses and other liabilities which offset the decreases in receivables, inventories, prepaid expenses and payables. Net cash used in investing activities by the Partnership was $2,919,349 for the year ended December 31, 1997. Net cash used in investing activities was primarily the result of additional equipment and fixtures which was offset by drawn cash held in escrow. Operating and investing activities were financed by $6,775,000 in capital contributions by the Company and $5,175,000 in capital contributions by Engelhard.

The Partnership's cash and cash equivalents increased to $1,192,997 at December 31, 1996 from $346,480 at December 31, 1995. The increases were due to capital contributions from the Company and Engelhard funding the Partnership's net losses and capital investments.

Net cash used in operating activities by the Partnership was $12,441,884 for the year ended December 31, 1996 due to the net loss of $12,589,664 and net working capital needs of $2,205,778 which offset noncash charges of $2,353,558. Net working capital utilized was primarily the result of increases in inventory and receivables which offset the increase in payables related to the increased sales. Net cash used in investing activities by the Partnership was $716,703 for the year ended December 31, 1996. Net cash used in investing activities was primarily the result of additional equipment and fixtures which was offset by drawn cash held in escrow. Operating and investing activities were financed by $14 million in capital contributions equally by the Company and Engelhard.

Net cash used in operating activities by the Partnership was $12,105,251 for the year ended December 31, 1995 due to the net loss of $10,572,223 and net working capital needs of $3,265,030 which offset noncash charges of

$1,732,002. Net working capital utilized was primarily the result of increases in inventory and receivables related to the increased sales. Capital expenditures of approximately $1,400,000 were incurred primarily for machinery and equipment. Net cash used in operating activities and capital expenditures were financed with net borrowings of $7,194,988 and capital contributions aggregating $6,000,000 from the Company and Engelhard.

In April 1995, the Partnership obtained financing from the issuance of $8.5 million in industrial development revenue bonds. The proceeds of these bonds were utilized to repay a portion of the loan provided by the general partners and to fund improvements and capital expenditures at the Miami facility. The Company guaranteed 50% of the Partnership's indebtedness associated with the industrial development revenue bonds and established an irrevocable letter of credit for $2,500,000 to support its portion of the guarantee, which was collateralized by a $2,500,000 certificate of deposit. In May 1995, each general partner was repaid $1,500,000 of the $8,000,000 aggregate loan from the Company and Engelhard made in December 1994, of which the remaining amount, $2,500,000 for each general partner, was converted into an investment in the Partnership. During 1995, each partner made capital contributions of $3,000,000 to the Partnership. In addition, the Partnership borrowed $2,750,000 from a bank through a short-term loan. In connection with the Restructuring, the Company's guarantee of 50% of the Partnership's indebtedness associated with the industrial development bonds and the related irrevocable letter of credit for $2,500,000 was terminated; as a result, $2,500,000 in cash equivalents previously held as collateral became unrestricted.

The Company's cash and cash equivalents amounted to $1,257,483, $9,641,114 and $1,573,475 at December 31, 1997, 1996 and 1995, respectively. The cash utilized in the Company's operating and investing activities was financed primarily through proceeds from the issuance of stock and exercise of stock options and warrants. Management believes that Fresh Air Solutions will require additional capital contributions during 1998, and the Company plans to satisfy such capital contribution requirements from its available cash and cash equivalents that it received in connection with the Restructuring. To the extent Fresh Air Solutions capital contributions in excess of the available proceeds from the Restructuring are required, or the Company requires additional funds to continue its activities, the Company would expect to satisfy such requirements by seeking equity financing. The Company's ability to successfully obtain equity financing in the future is dependent in part on market conditions and the performance of Fresh Air Solutions. There can be no assurance that the Company will be able to obtain equity financing in the future.

The Company's ability to attain profitable operations and positive cash flows from operations is primarily dependent on increasing sales of Fresh Air Solutions. Fresh Air Solutions expects to achieve increased sales through targeted marketing of its products to end users, upgrade and increase its manufacturers' representative network, introduce new commission sales incentive programs, expansion of product line with introduction of single wheel systems, establish new strategic relationships with domestic and international manufacturers/distributors of air conditioning equipment and improved dissemination of product information through web site, trade shows and newsletters to improve market awareness. The Company expects to improve cash flow by increasing sales, reduction of manufacturing costs through process improvements, product design changes and increased unit production and through reduction in operating expenses through reduction in support staff and constraints on discretionary spending. In connection with the Restructuring, the Company received approximately $18,600,000 in cash from Engelhard and obtained a release from restrictions of $2,500,000 in cash, which had been pledged as collateral for long-term debt of Engelhard/ICC. The Company expects to use this cash to support the operations of Fresh Air Solutions and to seek other investment opportunities. The Company believes that the cash obtained from the Restructuring combined with its plans to increase sales and reduce costs will permit it to continue operations for at least the next fiscal year.

Engelhard will continue its guarantee on Fresh Air Solutions, LP's facility lease until April 2002 and will continue to guarantee $2,000,000 of Fresh Air Solutions, LP's debt with the guarantee being reduced to $1,000,000 after February 1999 and completely terminated after February 2000.

On December 24, 1997 the Company loaned $350,000 to a potential acquisition candidate which is engaged in a business that is unrelated to the desiccant based climate control system business. In connection with such loan, such potential acquisition candidate agreed not to enter into discussions with respect to an acquisition agreement with any other entity (the "Standstill Agreement"). The loan is unsecured and matures on the earlier of (i) five years,
(ii) the consummation of an acquisition agreement by such candidate with another entity, or (iii) the receipt by such candidate of significant financing from other sources. The loan bears interest at the prime rate of 8.5% payable at maturity and is adjusted to the current prime rate at each annual anniversary date. Subsequent to December 31, 1997 the Company loaned an additional $1,150,000 to such acquisition candidate and such candidate's Standstill Agreement was extended through April 30, 1998. While the Company has had ongoing discussions and negotiations regarding the potential acquisition of such candidate, the Company has not as of the date of this report entered into a definitive binding agreement for such acquisition and there can be no assurance that the Company will acquire such acquisition candidate.

The Company is continuing to seek and evaluate acquisition opportunities related or unrelated to desiccant technology, that would help broaden its product offerings or permit ICC to enter new areas of business and that demonstrate capabilities of enhancing shareholder value. Presently, although the Company is exploring the possibility of pursuing other ventures, to date it has not entered into any binding agreements to do so. ICC may enter any other business it deems appropriate, whether or not related to Fresh Air Solutions business, except that it may not be a reseller of wheel-shaped rotors acquired from Engelhard HexCore other than as a component in the production and sale of climate control systems.

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

Net cash used in operating activities by the Company was $1,297,534 for the year ended December 31,1995 due to the net loss, before non-cash charges and the Company's 50% share of the net loss of the Partnership, of $914,170 and net working capital needs of $383,364 since the Company transferred its desiccant climate control business to the Partnership in February 1994. The Company was repaid $1,500,000 (and converted $2,500,000 to a capital contribution to the Partnership) of the $4,000,000 loan extended to the Partnership to acquire the Ciba-Geigy manufacturing facility located in Miami in May 1995. The Company made additional capital contributions of $3,000,000 to the Partnership and supported a portion of its guarantee of the $8,500,000 industrial development revenue bonds issued by the Partnership with a $2,500,000 irrevocable letter of credit collateralized with a certificate of deposit for a like amount. Net cash used in operating activities and for investments in the Partnership were financed by issuing Common Stock for net proceeds of $5,761,445 for the year ended December 31, 1995.

The independent accountants' report on the audit of the Company's 1997 financial statements includes an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses since inception amounting to approximately $54 million through December 31, 1997. In order to continue operations, the Company has had to raise additional capital to offset cash consumed in operations and support of the Partnership. The Company's continuation as a going concern is dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis; (ii) obtain additional financing or refinancing as may be required; and (iii) ultimately, attain profitable operations and positive cash flow from its operations and its investment in Fresh Air Solutions.

YEAR 2000

The Company has determined that its systems are Year 2000 compliant and there are no material costs or consequences to the Company which will arise from the incomplete or untimely resolution of the Year 2000 issue by vendors or suppliers. The products sold by the Partnership and Fresh Air Solutions do not contain date sensitive control systems.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Except for historical matters contained herein, the matters discussed in this Form 10-K are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements reflect numerous assumptions and involve risks and uncertainties which may affect the Company's and Fresh Air Solutions' business, financial position and prospects and cause actual results to differ materially from these forward-looking statements. The assumptions and risks include sufficient funds to finance working capital and other financing requirements of the Company and Fresh Air Solutions', market acceptance of Fresh Air Solutions' products, dependence on proprietary technology, competition in the air conditioning industry and others set forth in the Company's filings with the Securities and Exchange Commission.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The required information with respect to each director and executive officer is contained in the Company's definitive Proxy Statement in connection with its Annual Meeting to be filed within 120 days of the Registrant's year ended December 31, 1997 ("1998 Annual Meeting"), which is hereby incorporated by reference in this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

         The required information with respect to executive compensation is contained in the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting to be filed within 120 days of the Registrant's year ended December 31, 1997, which is hereby incorporated by reference in this Form 10-K Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The required information with respect to security ownership of certain beneficial owners and management is contained in the Company's definitive Proxy Statement in connection with its 1998 Annual

Meeting to be filed within 120 days of the Registrant's year ended December 31, 1997, which is hereby incorporated by reference in this Form 10-K Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The required information with respect to certain relationships and related transactions is contained in the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting to be filed within 120 days of the Registrant's year ended December 31, 1997, which is hereby incorporated by reference in this Form 10-K Annual Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following is a list of certain documents filed as a part of this Form 10-K Report:

             (1)  Financial Statements of the Registrant.

                  (I)    Report of Independent Accountants

                  (ii) Consolidated Balance Sheets as of December 31, 1997 and 1996.

                  (iii) Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

 .
                  (iv) Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1996 and 1995.

                  (v) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

 .
                  (vii)  Notes to Consolidated Financial Statements.

All other schedules specified in Item 8 or Item 14(d) of Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

         (b) Reports on Form 8-K

             Restructuring of Engelhard/ICC on February 27, 1998 pursuant to the Master Agreement dated November 17, 1997

         (c) The following table sets forth those exhibits filed pursuant to
             Item 601 of Regulation S-K. Exhibits identified with an asterisk ("*") below comprise executive compensation plans and arrangements:

                         Exhibit                   Description
                         -------                   -----------


                           3.1 Articles of Incorporation and Bylaws. Incorporated by reference from ICC's Form 10 filed on September 16, 1985.

                           3.2 Amendment to Articles of Incorporation changing name to ICC Technologies, Inc. Incorporated by reference from ICC's Form 8-K dated June 12, 1990.

                           10.1 The Company's Incentive Stock Option Plan, as amended was filed as Exhibit 4(g) to the Company's Registration Statement on
                                    Form S-8,

                                    No. 33-85636 filed on October 26, 1994 and is hereby incorporated by reference.

                           10.2 The Company's Nonqualified Stock Option Plan, as amended and restated, was filed as Exhibit C to the Company's Definitive Proxy Statement dated November 18, 1994 for Stockholders Meeting held December 15, 1994 and is hereby incorporated by reference.

                           10.3 ICC Technologies, Inc., Equity Plan for Directors Incorporated by reference from ICC's Definitive Proxy Statement dated November 18, 1994 for Stockholders Meeting held December 15, 1994.

                           10.4 Employment Agreement between William A. Wilson and ICC Technologies, Inc. dated July 2, 1991. Incorporated by reference from ICC's Quarterly Report on Form 10-Q for the period ended September 30, 1991.

                           10.5 Amendment dated February 28, 1994 to Employment Agreement between William A. Wilson and ICC Technologies Inc. incorporated by reference from ICC's Form 10-K for the fiscal year ended December 31, 1994.

                           10.6     General Partnership Agreement of
                                    Engelhard/ICC ,between Engelhard DT Inc. and
                                    ICC Desiccant Technologies, Inc., dated
                                    February 7, 1994 was filed as an exhibit to the Company's registration statement filed on Form S-2 declared effective February 14, 1996 (registration number 33-80223) and is hereby incorporated by reference.

                           10.7 Technology License Agreement between Engelhard Corporation and ICC Technologies, Inc., and Engelhard/ICC, dated February 7, 1994 was filed as Exhibit 10(j) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and is hereby incorporated by reference.

                           10.8 Supply Agreement between Engelhard/ICC and Engelhard Corporation dated February 7, 1994. Incorporated by reference from ICC's Form 10-K for the fiscal year ended December 31, 1993.

                           10.9 Employment Agreement between Irwin L. Gross and the Partnership dated February 8, 1994. Incorporated by reference from ICC's Form 10-K for the fiscal year ended December 31, 1993.

                           10.10 Royalty Agreement between Engelhard/ICC and James Coellner and Dean Calton dated February 8, 1994. Incorporated by reference from ICC's Form 10-K for the fiscal year ended December 31, 1993.

                           10.11 License Agreement by and between the Partnership and Ciba Composites Anaheim, a business unit of Ciba Composites, a Division of Ciba-Geigy, dated November 29, 1994, was filed as Exhibit 10.1 to the Company's 10-Q for period ended September 30, 1995 and is hereby incorporated by reference.

                           10.12 Manufacturing and Supply Agreement by and between the Partnership and Ciba Composites Anaheim, a business unit of Ciba Composites, a Division of Ciba-Geigy, dated November 29, 1994, was filed as Exhibit 10.2 to the Company's 10-Q for period ended September 30, 1995 and is hereby incorporated by reference.

                           10.13 Technical Information, Trademark and Patent License Agreement by and between the Partnership and Chung-Hsin, dated March 27, 1995, was filed as Exhibit 10.3 to the Company's 10-Q for period ended September 30, 1995 and is hereby incorporated by reference.

                           10.14    Supply Agreement by and between the
                                    Partnership and Chung-Hsin, dated March 27,
                                    1995, was filed as Exhibit 10.4 to the
                                    Company's 10-Q for period ended September
                                    30, 1995 and is hereby incorporated by
                                    reference.

                           10.15 Agreement by and among Engelhard, the Company and the Partnership, dated April 1, 1995 relating to the Dade County Industrial Development Revenue Bonds, was filed as
                                    Exhibit 10.5 to the Company's 10-Q for
                                    period ended September 30, 1995 and is
                                    hereby incorporated by reference.

                           10.16 Memorandum of Understanding by and between the Partnership and Samsung, dated June 30, 1995, was filed as Exhibit 10.6 to the Company's 10-Q for period ended September 30, 1995 and is hereby incorporated by reference.

                           10.17 Form of Amendment dated August 9, 1995 to Agreement of October 6, 1991 regarding formation of ICC International by and between the Partnership and AB Air was filed as Exhibit 10.7 to the Company's 10-Q for period ended September 30, 1995 and is hereby incorporated by reference.

                           10.18 Agreement Regarding Joint Development Program between the Partnership and AB Air dated August 21, 1995 was filed as an exhibit to the Company's registration statement filed on Form S-2 declared effective February 14, 1996 (registration number 33-80223) and is hereby incorporated by reference.

                           10.19 Form of Amendment assignment and transfer to Hexcel all contracts between Engelhard/ICC and Ciba-Geigy, dated October 19, 1995.

                           10.20 Asia Pacific Market Development Agreement between Carrier APO and the Partnership dated September 12, 1996.

                           10.21 Agreement of Lease Between 330 South Warminster Associates, L.P. as Landlord and Engelhard/ICC as Tenant, including lease guarantee, dated February 4, 1997.

                           10.22 Master Agreement dated November 17, 1997, by and among ICC Technologies, Inc., ICC Investment, L.P., ICC Desiccant Technologies,

                                    Inc., and Engelhard Corporation, Engelhard
                                    DT, Inc. and Engelhard/ICC was filed as
                                    Exhibit "B" to ICC Technologies, Inc.'s
                                    definitive Proxy Statement dated February 3,
                                    1998 for the Special Meeting of Stockholders held on February 23, 1998 and is hereby incorporated by reference.

                           10.23 Contribution Agreement dated as of November 17, 1997 between Engelhard/ICC and Fresh Air Solutions, L.P. was filed as Exhibit "C" to ICC Technologies, Inc.'s definitive Proxy Statement dated February 3, 1998 for the Special Meeting of the Stockholders held on February 23, 1998 and is hereby incorporated by reference.

                           10.24 E/ICC Purchase and Sale Agreement dated as of November 17, 1997 by an among ICC Investment, L.P., ICC Desiccant Technologies, Inc. and Engelhard DT, Inc.

                           10.25 Rotor Supply Agreement dated as of February 27, 1998 by and between Engelhard HexCore, L.P. and Fresh Air Solutions, L.P.

                           10.26 Cassette Supply Agreement dated as of February 27, 1998 by and between Fresh Air Solutions, L.P. and Engelhard HexCore, L.P.

                           10.27 Referral Agreement dated as of February 27, 1998 by and between Engelhard HexCore, L.P. and Fresh Air Solutions, L.P.

                           10.28 Box Technology License Agreement dated as of February 27, 1998 by and between Fresh Air Solutions, L.P. and Engelhard HexCore, L.P.

                           10.29 Wheel Technology License Agreement dated as of February 27, 1998 by and between Fresh Air Solutions, L.P. and Engelhard HexCore, L.P.

                           10.30 E/ICC License Agreement dated as of February 27, 1998 by and between Fresh Air Solutions, L.P. and Engelhard Corporation.

                           10.31 Sensor Supply Agreement dated as of February 27, 1998 by and between Fresh Air Solutions, L.P. and Engelhard Sensor Technologies, Inc.

                           10.32    Fresh Air Solutions, L.P. Limited
                                    Partnership Agreement dated February, 1998, between ICC Desiccant Technologies, Inc., as sole general partner and a limited partner, and Engelhard DT, Inc., a limited partner.

                           10.33 Engelhard HexCore, L.P. Limited Partnership Agreement dated February, 1998, between Engelhard DT, Inc., as a sole general partner and a limited partner, and ICC Desiccant Technologies, Inc., a limited partner

                              21    Subsidiaries of  ICC Technologies, Inc.
                                    ICC Desiccant Technologies, Inc., a Delaware
                                    Corporation
                                    Fresh Air Solutions L.P., a
                                    Delaware limited partnership
                                    ICC Investment L.P., a Delaware limited
                                    partnership

                              23    Consent of Coopers & Lybrand L.L.P.,
                                    Independent Accountants

                              27    Financial Data Schedule

                              99 Unaudited pro forma consolidated financial statements of ICC

                                    Technologies, Inc as of December 31, 1997 illustrating the effect of the Restructuring of the Partnership pursuant to the Master Agreement dated November 17, 1997.

(d) The following is a list of certain documents required by Regulation S-X consisting of financial statements of the fifty percent owned general partnership Engelhard/ICC included in this Form 10-K Annual Report:

         (1)      Financial Statements.

                           (i)      Report of Independent Accountants

                           (ii)     Balance Sheets as of December 31, 1997 and
                                    1996.

                           (iii) Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

                           (iv) Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1996 and 1995.

                           (v) Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                           (vii)    Notes to Financial Statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders of ICC Technologies

We have audited the accompanying consolidated balance sheets of ICC Technologies, Inc. (ICC) as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of ICC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICC Technologies, Inc. as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that ICC will continue as a going concern. As discussed in Note 1, ICC incurred losses accumulating to $54,184,410 through December 31, 1997. This factor, among others, raises substantial doubt about ICC's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March  20, 1998

                           ICC TECHNOLOGIES, INC
                        CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,   December 31,
                                                                                              1997           1996
                                                                                          ------------   ------------
                                             ASSETS
Current assets:
        Cash and cash equivalents                                                        $ 1,257,483    $  9,641,114
        Prepaid expenses and other                                                           406,558         108,161
                                                                                         -----------    ------------
                 Total current assets                                                      1,664,041       9,749,275
Restricted cash equivalents                                                                2,500,000       2,500,000
Note receivable                                                                              350,000               0
Property, equipment and software, net                                                          7,615           1,590
                                                                                         -----------    ------------
                        Total assets                                                     $ 4,521,656    $ 12,250,865
                                                                                         ===========    ============

                           LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

Current liabilities:
        Accounts payable                                                                      80,266    $     22,210
        Payable to Engelhard/ICC                                                              17,720          17,035
        Accrued liabilities                                                                  183,518          48,227
                                                                                         -----------    ------------
                Total current liabilities                                                    281,504          87,472
                                                                                         -----------    ------------
Losses of Engelhard/ICC in excess of investments                                           7,302,358       2,091,997
                                                                                         -----------    ------------

Stockholders' equity (deficit):
        Common stock, $.01 par value, authorized 50,000,000 shares, issued 21,519,998 shares at December 31, 1997 and 21,282,354
                shares at December 31, 1996                                                  215,200         212,824
        Additional paid-in capital                                                        51,308,904      50,730,330
        Note receivable from officer                                                        (230,467)              0
        Accumulated deficit                                                              (54,184,413)    (40,700,328)
        Less: Treasury common stock, at cost, 66,227 shares                                 (171,430)       (171,430)
                                                                                         -----------    ------------
                        Total stockholders' equity (deficit)                              (3,062,206)     10,071,396
                                                                                         -----------    ------------
                                Total liabilities and stockholders' equity (deficit)     $ 4,521,656    $ 12,250,865
                                                                                         ===========    ============

        The accompanying notes are an integral part of the consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1997, 1996 and 1995


                                                           1997            1996           1995
                                                       ------------    ------------    ------------
Revenues:
        Interest and other income                      $    492,870    $    688,411    $    362,153
Expenses:
        Equity interest in net loss of Engelhard/ICC     11,985,361       6,294,832       5,286,112
        General and administrative                        1,991,594       1,545,594       1,383,164
        Interest                                                  0           2,594          16,250
                                                       ------------    ------------    ------------
                Total expenses                           13,976,955       7,843,020       6,685,526
                                                       ------------    ------------    ------------
Net loss                                                (13,484,085)     (7,154,609)     (6,323,373)
        Cumulative preferred stock
                dividend requirements                             0         (49,655)       (301,413)
                                                       ------------    ------------    ------------
Net loss applicable to common stockholders             $(13,484,085)   $  7,204,264      (6,624,786)
                                                       ============    ============    ============
Net loss per common share                              $      (0.63)   $      (0.35)   $      (0.47)
                                                       ============    ============    ============

        Weighted average common shares                   21,339,635      20,322,952      14,072,867
                                                       ============    ============    ============

        The accompanying notes are an integral part of the consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1997, 1996 and 1995


                                                                                            1997            1996           1995
                                                                                       ------------    ------------    ------------
Cash flows from operating activities:
        Net loss                                                                       $(13,484,085)   $ (7,154,609)   $ (6,323,373)
        Adjustments to reconcile net loss to net cash used in
operating activities:
                Depreciation and amortization                                                 3,927           1,590           1,591
                Equity interest in net loss of Engelhard/ICC                             11,985,361       6,294,832       5,286,112
                Common stock, stock options and warrants issued for services rendered        52,381          12,500         112,500
                Increase in inventory reserve                                                     0               0           9,000
                (Increase) decrease in:
                        Receivables                                                               0         189,640         (36,878)
                        Inventories                                                               0               0           7,960
                        Prepaid expenses and other                                         (298,397)        172,349        (464,921)
                Increase (decrease) in:
                        Accounts payable and accrued expenses                               194,030        (227,977)        110,475
                                                                                       ------------    ------------    ------------
                                Net cash used in operating activities                    (1,546,783)       (711,675)     (1,297,534)
                                                                                       ------------    ------------    ------------
Cash flows from investing activities:
        Capital contributions to Engelhard/ICC                                           (6,775,000)     (7,000,000)     (3,000,000)
        Issuance of note receivable                                                        (350,000)              0               0
        Repayment of loan to Engelhard/ICC                                                                        0       1,500,000
        Purchase of restricted certificate of deposit                                                             0      (2,500,000)
        Purchases of property and equipment, net                                             (9,950)              0          (4,771)
                                                                                       ------------    ------------    ------------
                               Net cash used in investing activities                     (7,134,950)     (7,000,000)     (4,004,771)
                                                                                       ------------    ------------    ------------
Cash flows from financing activities:
        Proceeds from issuance of common stock and warrants, net                            298,102      17,305,194       5,761,445
        Cash redemption of preferred stock                                                        0        (981,270)              0
        Cash dividend on preferred stock                                                          0        (394,610)              0
        Repayments of borrowings from stockholders                                                0        (150,000)              0
                                                                                       ------------    ------------    ------------
                                Net cash provided by financing activities                   298,102      15,779,314       5,761,445
                                                                                       ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                                     (8,383,631)      8,067,639         459,140
Cash and cash equivalents, beginning of period                                            9,641,114       1,573,475       1,114,335
                                                                                       ------------    ------------    ------------
Cash and cash equivalents, end of period                                               $  1,257,483    $  9,641,114    $  1,573,475
                                                                                       ============    ============    ============


        The accompanying notes are an integral part of the consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              for the years ended December 31, 1997, 1996 and 1995


                                                                                Common       Additional      Note receivable
                                                             Preferred          Stock          paid-in            from
                                                               stock      ($0.1 par value)     capital           officer
                                                            -----------   ----------------   -----------     ---------------
Balance, December 31, 1994                                  $        95      $ 122,887       $29,241,534                0
   Issuance of 925,000 shares of common stock to redeem
           6750 shares of Series F preferred stock                  (68)         9,250            (9,182)               0
   Issuance of 1,151,908 shares of common stock through
           exercise of stock options and warrants                     0         11,519         2,769,834                0
   Issuance of 300,000 shares of common stock through
           a private placement, net of offering expenses              0          3,000         3,027,092                0
   Issuance of 26,653 shares of common stock for
           services rendered                                          0            267            74,733                0
   Net loss                                                           0              0                 0                0
                                                            -----------      ---------       -----------       ----------
Balance, December 31, 1995                                           27        146,923        35,104,011                0
   Issuance of 2,686,813 shares of common stock through
           a secondary offering, net of offering expenses             0         26,868        16,739,905                0
   Issuance of 3,772,045 shares of common stock through
           conversion and redemption of the outstanding
           preferred stock                                          (27)        37,720        (1,413,573)               0
   Issuance of 131,300 shares of common stock through
           exercise of stock options and warrants                     0          1,313           299,987                0
   Net loss                                                           0              0                 0                0
                                                            -----------      ---------       -----------       ----------
Balance, December 31, 1996                                            0        212,824        50,730,330                0
   Issuance of 237,644 shares of common stock through
           exercise of stock options and warrants                     0          2,376           578,574         (230,467)
   Net loss                                                           0              0                 0                0
                                                            -----------      ---------       -----------       ----------

Balance, December 31, 1997                                  $         0       $215,200       $51,308,904       $ (230,467)
                                                            ===========       ========       ===========       ==========


                                                                                  Treasury           Total
                                                                Accumulated     common stock     stockholders'
                                                                  deficit          at Cost      equity (deficit)
                                                               -------------    -------------   ----------------
Balance, December 31, 1994                                     $(27,222,346)    $   (171,430)    $  1,970,740
   Issuance of 925,000 shares of common stock to redeem
           6750 shares of Series F preferred stock                        0                0                0
   Issuance of 1,151,908 shares of common stock through
           exercise of stock options and warrants                         0                0        2,781,353
   Issuance of 300,000 shares of common stock through
           a private placement, net of offering expenses                  0                0        3,030,092
   Issuance of 26,653 shares of common stock for
           services rendered                                              0                0           75,000
   Net loss                                                      (6,323,373)               0       (6,323,373)
                                                               ------------     ------------     ------------
Balance, December 31, 1995                                      (33,545,719)        (171,430)       1,533,812
   Issuance of 2,686,813 shares of common stock through
           a secondary offering, net of offering expenses                 0                0       16,766,773
   Issuance of 3,772,045 shares of common stock through
           conversion and redemption of the outstanding
           preferred stock                                                0                0       (1,375,880)
   Issuance of 131,300 shares of common stock through
           exercise of stock options and warrants                         0                0          301,300
   Net loss                                                      (7,154,609)               0       (7,154,609)
                                                               ------------     ------------     ------------
Balance, December 31, 1996                                      (40,700,328)        (171,430)      10,071,396
   Issuance of 237,644 shares of common stock through
           exercise of stock options and warrants                                          0          35O,483
   Net loss                                                     (13,484,085)               0       (13,484,085)
                                                               ------------     ------------     ------------

Balance, December 31, 1997                                     $(54,184,413)    $   (171,430)    $ (3,062,206)
                                                               ============     ============     ============

        The accompanying notes are an integral part of the consolidated financial statements.

ICC TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (1)  BUSINESS

         Prior to February 27, 1998, ICC Technologies, Inc. (the "Company") through its partnership with Engelhard Corporation ("Engelhard"), designed, manufactured and marketed innovative climate control systems to supplement or replace conventional air conditioning systems. The Company and Engelhard formed the partnership Engelhard/ICC in February 1994; as a result, the Company had become principally a holding company, owning a 50% interest in Engelhard/ICC. In February 1998, Engelhard/ICC was divided into two separate operating partnerships:
         Fresh Air Solutions LP ("Fresh Air Solutions") and Engelhard HexCore LP ("Engelhard HexCore"). Fresh Air Solutions designs, manufactures and markets innovative climate control systems to supplement or replace conventional air conditioning systems. Engelhard HexCore designs, manufactures and markets desiccant coated and heat-exchange rotors and products manufactured from honeycomb substrate. ICC owns 90% of Fresh Air Solutions and 20% of Engelhard HexCore. Engelhard owns 10% of Fresh Air Solutions and 80% of Engelhard HexCore. (See Note 12).

         Fresh Air Solutions' climate control systems are designed to address indoor air quality, energy and environmental concerns and regulations currently affecting the air conditioning market. Fresh Air Solutions currently markets its systems to certain targeted applications within the commercial air conditioning market in North America and Asia-Pacific. Fresh Air Solutions' climate control systems incorporate proprietary desiccant technology initially developed by the Company, Engelhard HexCore's licensed honeycomb rotor technology and Engelhard's patented titanium silicate desiccant, ETS(TM). Fresh Air Solutions' climate control systems are designed to address indoor air quality, energy and environmental concerns and regulations currently affecting the air conditioning market.

         The Company believes that the Fresh Air Solutions' climate control systems create a more comfortable environment, more effectively control humidity, improve indoor air quality, address certain environmental concerns and provide customers a choice from a variety of energy sources such as natural gas, steam, waste heat or electricity.

         Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues and the Company's share of results of operations of Engelhard/ICC have been insufficient to cover costs of operations for the year ended December 31, 1997. The Company has incurred cumulative losses since inception of $54,184,410 through December 31, 1997 and has a deficit in stockholders equity of $3,062,203 at December 31, 1997. As described in Notes 1 and 12, Engelhard/ICC was restructured ("the Restructuring") on February 28, 1998 into two partnerships, Fresh Air Solutions which is 90% owned and controlled by the Company, and Engelhard HexCore, which is owned 20% by the Company. Engelhard/ICC suffered losses totaling $ 45,511,093 from its inception in February 1994 until its restructuring in February 1998. The Company absorbed $26,378,726 of the losses of Engelhard/ICC. Engelhard/ICC required the support of its partners for operations to continue. Effective with the Restructuring, the Company will absorb all of the losses of Fresh Air Solutions and will be responsible for providing all of its financial support. As described in
         Note 12, if the Company had acquired Fresh Air Solutions on January 1, 1997, the unaudited pro forma net loss would have been $17,853,755. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

         The Company's ability to attain profitable operations and positive cash flows from operations is primarily dependent on increasing sales of Fresh Air Solutions. The Company and Fresh Air Solutions expect to achieve increased sales through targeted marketing of its products to end users, upgrade and increase its manufacturers' representative network, introduce new commission sales incentive programs, expansion of the product line with the introduction of single wheel systems, establish new strategic relationships with domestic and international manufacturers/distributors of air conditioning equipment and improved dissemination of product information through web site, trade shows and newsletters to improve market awareness. The Company and Fresh Air Solutions expect to improve cash flow by increasing sales, reducing manufacturing costs through process improvements and product design changes, and increased unit production and through reducing operating expenses through reductions in support staff and constraints on discretionary spending. In connection with the Restructuring, the Company received approximately $18,600,000 in cash from Engelhard and obtained a release from restrictions of $2,500,000 in cash, which had been pledged as collateral for long-term debt of Engelhard/ICC. The Company expects to use this cash to support the operations of Fresh Air Solutions and to seek other investment opportunities. The Company believes that the cash obtained from the Restructuring combined with its plans to increase sales and reduce costs will permit it to continue operations for at least the next fiscal year.

         The Company is continuing to seek and evaluate acquisition opportunities related or unrelated to desiccant technology, that would help broaden its product offerings or permit ICC to enter new areas of business that demonstrate capabilities of enhancing shareholder value. Presently, although the Company is exploring the possibility of pursuing other ventures, to date it has not entered into any binding agreements to do so ICC may enter any other business it deems appropriate, whether or not related to Fresh Air Solutions, except that it may not be a reseller of wheel-shaped rotors acquired from Engelhard HexCore other than as a component in the production and sale of climate control systems.

(2)      THE PARTNERSHIP

             On February 7, 1994, ICC and Engelhard, through their respective subsidiaries, formed a Pennsylvania general partnership named Engelhard/ICC (the "Partnership"). In exchange for a 50% interest in the Partnership, ICC transferred to the Partnership, through ICC's wholly-owned subsidiary, ICC Desiccant Technologies Inc., substantially all of its assets, with the exception of cash and certain other assets not related to the desiccant air conditioning business, subject to certain liabilities. The assets and liabilities were transferred by the Company at historical cost with no gain or loss being recorded by the Company. The investment in the Partnership is accounted for under the equity method of accounting.

         The following are the summarized financial results of the Partnership:

                                                         Year ended      Year ended       Year ended
                                                         December 31,    December 31,     December 31,
                                                             1997           1996             1995
                                                       -------------    --------------   --------------

        RESULTS OF OPERATIONS:
        Revenues                                       $  12,239,012    $  10,504,609    $   8,944,279
        Loss from operations                             (16,243,629)     (12,152,694)      (9,862,641)
        Net loss                                       $ (16,724,361)   $ (12,589,664)   $ (10,572,223)


        BALANCE SHEET INFORMATION:                       December 31,      December 31,
                                                             1997             1996
                                                       --------------      ------------

        Cash                                           $      275,717      $ 1,192,997
        Receivables                                         2,135,858        2,640,804
        Inventory                                           3,061,684        4,570,952
        Other current assets                                   79,859          278,762


        Cash held in escrow                                    15,010          307,476
        Property, plant and equipment                       9,496,897        7,990,125
        Purchased intangibles, net                            866,116          991,883
        Other assets, net                                     830,469          986,232
                                                         ------------     ------------
           Total assets                                  $ 16,761,610     $ 18,959,231
                                                         ============     ============




        Accounts payable and accrued expenses            $  4,768,594     $  1,885,596
        Payable to general partners                                 0          298,084
        Debt                                               11,448,685       11,456,859
        Partners' capital                                     544,331        5,318,692
                                                         ------------     ------------
           Total liabilities and equity                  $ 16,761,610     $ 18,959,231
                                                         ============     ============


         In December 1994, the Partnership acquired an existing manufacturing facility located in 2,923,002, Florida ("Miami Plant"), which produces the small cell, honeycomb structures that are the base material of the desiccant and thermal rotors that are an integral part of the Partnership's products. The former Miami Plant produced primarily large cell substrate which the Partnership is prohibited to produce or sell other than to Hexcel Corporation. The Partnership also acquired, as part of the transaction, an exclusive technology license to use Hexcel's proprietary process which is necessary to manufacture such small cell, honeycomb structures.

         In May 1995, the Company guaranteed 50% of the Partnership's indebtedness associated with the issuance of $8,500,000 industrial development revenue bonds in connection with the acquisition of the Miami Plant. The Company established an irrevocable letter of credit for $2,500,000 to support its portion of the guarantee. As a result of the Restructuring of the Partnership, this guarantee was released in February 1998 and fully assumed by Engelhard.

         During 1997, capital contributions of $6,775,000 were made by the Company and $5,175,000 were made by Engelhard to the Partnership. During 1996 and 1995, capital contributions of $7,000,000 and $3,000,000 to the Partnership were made by each partner, respectively.

         The Company's share of losses of the Partnership are $11,985,361, $6,294,832, and $5,286,112 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's share of the Partnership losses for 1997 exceeded its proportionate 50% share due to an amendment of the Partnership Agreement as part of the Restructuring. The Partnership has incurred cumulative losses of approximately $45,339,000 since inception. The Company's share of the cumulative losses have resulted in losses in excess of the Company's investment in the Partnership of $7,302,358 and $2,091,977 for 1997 and 1996,which has been reflected as a liability in the balance sheet.

         Payables to the Partnership amounted to $17,720 and $17,035 at December 31, 1997 and 1996, respectively. Receivables from the Partnership were $160,973 and $124,095 at December 31, 1995 and 1994, respectively.
         Interest income earned from the Partnership amounted to approximately $164,000 in 1995. The Partnership provided approximately $78,000, $95,000 and $83,000 in various administrative office support services to the Company in 1997, 1996 and 1995, respectively.

         In order to provide more capacity and combine the corporate office and manufacturing operations, the Partnership entered into a ten-year lease commitment which began April 1997, for approximately 140,000 square feet of office, manufacturing and assembly space. Annual lease obligation of the Partnership for the new facility for the first five-years are approximately $500,000 per year. The lease can be terminated after the fifth year. The general partners are guarantors of the Partnership's lease obligations.


(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Consolidation

         The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, ICC Desiccant Technologies, Inc. ICC Desiccant Technologies, Inc. owned the Company's 50% interest in the Partnership during 1997, 1996 and 1995. The Partnership is included in the consolidated financial statements under equity method of accounting. Following the Restructuring of the Partnership on February 27, 1998, ICC Desiccant Technologies, Inc. owns a 90% interest in Fresh Air Solutions which will be included in the consolidated financial statements of the Company for periods ending on or after February 27, 1998; in addition, ICC Desiccant Technologies, Inc. owns a 20% interest in Engelhard HexCore, which will be included in the consolidated financial statements on the equity method of accounting for the periods ending on or after February 27, 1998.

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

         Net Loss Per Common Share

         The net loss per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Under SFAS No. 128, basic net loss per share is computed based on the net loss plus preferred dividends divided by the weighted average number of common shares outstanding for the period. Cumulative dividends on preferred stock of $49,655 and $301,413 for 1996 and 1995 were added to the net loss to determine the net loss applicable to common stockholders. Diluted net loss per share is computed based on earnings applicable to common stockholders divided by the weighted average number of common shares outstanding for the period after giving effect to securities considered to be dilutive potential common shares such as: stock options, warrants and convertible preferred stock. Because the Company incurred losses for all periods presented, the effect of all dilutive potential common shares is antidilutive. Consequently, the Company's basic and diluted earnings per share are the same amounts for all periods presented.

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


(4)      SUPPLEMENTAL CASH FLOWS AND EQUITY DISCLOSURE:

         Cash paid during the year for interest was $0, $67,985 and $0 in 1997, 1996 and 1995, respectively.


         Included in the Statement of Cash Flows for 1997 were cash proceeds of $298,102 from the issuance of 154,891 shares of Common Stock upon exercise of stock options and warrants. Excluded from the Statement of Cash Flows for 1997 was the effect of certain non-cash operating transactions related to approximately $53,000 of compensation expense related to the grant to consultants of stock options to purchase approximately 100,000 shares of Common Stock. Also excluded was the effect of a non-cash financing transaction related to a $230,467 loan to the Company's Chairman in connection with the exercise of an option to acquire 82,753 shares of Common Stock.


         Included in the Statement of Cash Flows for 1996 were net cash proceeds of approximately $16,700,000 from the issuance of 2,686,813 shares of Common Stock in connection with a secondary offering. In connection with the offering, all outstanding Preferred Stock was converted into 3,609,696 shares of Common Stock or redeemed in cash for $981,270. In addition accrued dividends on the Preferred Stock amounting to approximately $1,044,000 were declared and paid in cash, except for $649,396 of such dividends associated with the Series H Preferred Stock that were paid in the form of 162,349 shares of Common Stock in accordance with the original terms of such series. Also included were cash proceeds of $301,300 from the issuance of 131,000 shares of Common Stock upon exercise of stock options and warrants. Excluded from the Statement of Cash Flows in 1996 were the effects of certain non-cash financing transactions related to $12,500 of compensation expenses related to the grant of warrants to purchase 375,000 shares of Common Stock in connection with the private placement of 300,000 shares of Common Stock in March 1995.


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

(5)      NOTE RECEIVABLE:

         The Company loaned $350,000 to a corporation on December 24, 1997 in connection with an agreement by such corporation to not enter into an acquisition or merger agreement with any entity other than the Company. The loan matures on the earlier of five years or the date the corporation enters into an acquisition agreement with another entity or obtains significant financing from other sources. The loan bears interest at the prime rate of 8.5% payable at maturity and is adjusted to the current prime rate at each annual anniversary date. Subsequent to December 31, 1997 the Company loaned an additional $1,150,000 to the corporation on the same terms.

 (6)     PROPERTY, EQUIPMENT AND SOFTWARE:

         Property, equipment and software, net are comprised of the following:

                                                           December 31,
                                                    --------------------------
                                                        1997           1996
                                                    -----------    -----------
          Office, computer equipment and
              software                                  $13,766         $3,815
          Furniture and fixtures                            956            956
                                                    -----------    -----------
                                                         14,772          4,771

          Less- Accumulated depreciation
                   And Amortization                      (7,107)        (3,181)
                                                    -----------    -----------


                                                        $ 7,615        $ 1,590
                                                    ===========    ===========


(7)      ACCRUED LIABILITIES:

         Accrued liabilities are comprise of the following:

                                                       December 31,
                                                 ----------------------
                                                    1997        1996
                                                 ---------    ---------

         Professional fees                        $114,500      $23,500
         Other                                      69,015       24,727
                                                 ---------    ---------
                                                  $183,515      $48,227
                                                 =========    =========


 (8)     STOCK TRANSACTIONS:

         The Company received proceeds of approximately $238,000 from the exercise of stock options to purchase approximately 125,000 shares of Common Stock granted under its option plans during 1997. The Company received proceeds of approximately $60,000 from the exercise of warrants to purchase approximately 30,000 shares of Common Stock during 1997.

         The Company loaned $230,467 to its Chairman in July 1997 in connection with exercise of an option to acquire 82,753 shares of Common Stock. The loan was in the form of a full recourse note which matures in five years. Such note bears interest equal to the prime rate, with such rate adjusted to the current prime rate at each anniversary date.


         In February 1996, the Company issued 2,500,000 shares in a secondary offering at $7 per share less underwriting discounts and commissions of $.49 per share. Proceeds of $16,275,000 were offset by costs of approximately $750,000 incurred in connection with the offering. In connection with the offering, all outstanding Preferred Stock was converted into 3,609,696 shares of Common Stock or redeemed in cash for $981,270. In addition, accrued dividends on the Preferred Stock amounting to approximately $1,044,000 were declared and paid in cash, except for $649,396 of dividends associated with the Series H Preferred Stock which were paid in the form of 162,349 shares of Common Stock in accordance with the original terms of such series. As a result of such conversion and redemption of Preferred Stock, there are no shares of Preferred Stock outstanding. In April 1996, the underwriters of the secondary offering exercised their overallotment option and purchased 186,813 of Common Stock for proceeds of approximately $1.2 million after underwriting discounts and commissions.

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

         The Company received proceeds of approximately $183,000 from the exercise of stock options to purchase approximately 106,000 shares of Common Stock granted under its option plans for 1996. The Company received proceeds of approximately $119,000 from the exercise of warrants to purchase approximately 25,000 shares of Common Stock for 1995.


(9)      STOCK OPTIONS AND WARRANTS:


         The Company provides an incentive and a nonqualified stock option plan for directors, officers, and key employees of the Company and others. Under these plans, options may be granted for the purchase of up to 6,850,000 shares of Common Stock. The number of options to be granted and the option prices are determined by the Stock Option Committee of the Board of Directors in accordance with the terms of the plans. Options expire 10 years after the date of grant. Under the terms of the Incentive Stock Option Plan, the option price cannot be less than 100% of the fair market value of the Common Stock on the date of the grant. Incentive stock options are exerciseable based on a vesting schedule from the grant date. Under the Nonqualified Stock Option Plan, the option price as determined by the Stock Option Committee may be greater or less than the fair market value of the Common Stock as of the date of the grant, and the options are generally exerciseable for three to five years subsequent to the grant date. The Company had reserved 1,750,000 and 5,100,000 shares of authorized Common Stock for issuance under the Company's Incentive Stock Option Plan and Nonqualified Stock Option Plan, respectively.

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

         Information with respect to stock options is summarized as follows:

                                                 Available for    Outstanding     Exercisable    Weighted Average
                                                     Grant          Options         Options       Exercise Price
                                                 -------------    -----------     -----------    ----------------

          BALANCE AT JANUARY 1, 1995                1,910,942       3,811,019                         $ 3.39


          Granted                                     (21,940)         21,940                         $10.37
          Canceled                                          0               0                         $    0
          Exercised                                         0        (909,333)                        $ 2.16
                                                    ---------       ---------


          BALANCE AT DECEMBER 31, 1995              1,889,002       2,923,626                         $ 3.83


          Exerciseable at December 31, 1995                                         1,242,885         $ 2.86
                                                                                  ===========


          Granted                                    (356,000)        356,000                         $ 6.23
          Canceled                                    163,000        (163,000)                        $ 5.65
          Exercised                                         0        (106,300)                        $ 1.72
                                                    ---------       ---------                         ------

          BALANCE AT DECEMBER 31, 1996              1,696,002       3,010,326                         $ 4.09

          Exerciseable at December 31, 1996                                         1,498,173         $ 3.08
                                                                                  ===========

          Granted                                    (686,998)        686,998                         $ 3.04
          Canceled                                    248,200        (248,200)                        $ 6.58
          Exercised                                         0        (207,644)                        $ 2.26
                                                    ---------       ---------                         ------

          BALANCE AT DECEMBER 31, 1997              1,257,204       3,241,480                         $ 3.79
                                                    =========       =========

          Exerciseable at December 31, 1997                                         1,669,851         $ 3.38
                                                                                  ===========





         At December 31, 1997, options outstanding based on ranges of exercise prices are as follows:

                                       Options Outstanding                          Options Exercisable
                       -------------------------------------------------      --------------------------------
Range of Exercise      Number        Weighted          Weighted-Average       Number        Weighted-Average
Price                  Outstanding   Average           Exercise Price         Exercisable   Exercise Price
                                     Remaining Life
                                     (Years)
                       ------------- ----------------- -----------------      ------------- ------------------
$1.00-$2.16                 949,658        2.92             $1.93                  423,658        $1.65
$2.25-$3.25                 857,550        4.08             $2.63                  687,550        $2.65
$3.63-$5.60               1,123,333        6.89             $5.39                  478,333        $5.38
$6.19-$10.75                310,938        8.26             $6.81                   85,510        $6.63
                          ---------        ----             -----                ---------        -----
                          3,241,479        5.12             $3.79                1,675,051        $3.38

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


                                                                                    1997            1996
                                                                                -----------      ----------

      Net loss:                                        As Reported,             $13,484,085      $7,154.609
                                                       Pro Forma                $13,613,974      $7,351,632
      Net loss applicable to common stockholders:      As Reported              $13,484,085      $7,204,264
                                                       Pro Forma                $13,613,974      $7,401,287
      Net loss per share:                              As Reported                  $0.63            $ 0.35
                                                       Pro Forma                    $0.64            $ 0.36

         The fair value of each option for 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0% for all years; expected volatility of 73.9% in 1997 and 69.7% in 1996; risk-free interest rates ranging from 5.4% to 6.5% in 1997 and 5.4% to 7.2% in 1996; and expected lives of approximately 6 years in 1997 and 1996. The weighted average fair value of options on the date of grant during 1997 and 1996 was $ 1.38 and $3.64, respectively.


         The Company had the following Common Stock warrants outstanding at December 31, 1997, 1996, and 1995, respectively:

                                                      Warrants Outstanding
                                                  ----------------------------
                                                              Weighted Average
                                                    Number    Exercise Price
                                                  ---------   ----------------

          December 31, 1997
          -----------------

          Consultants                               525,000        $9.44
          Officers and directors                    863,000        $2.70
                                                  ---------
                                                  1,440,000        $5.06
                                                  =========

          December 31, 1996
          -----------------

          Consultants                               525,000        $9.44
          Officers and directors                    915,000        $2.66
                                                  ---------
                                                  1,440,000        $5.13
                                                  =========

          December 31, 1995
          -----------------

          Consultants                               550,000        $9.22
          Officers and directors                    915,000        $2.66
                                                  ---------
                                                  1,465,000        $5.12
                                                  =========

         The outstanding warrants are currently exercisable and expire in the years 2003 and 2004.

(10)     401(k) PROFIT SHARING PLAN:


         The Company sponsors for all employees a 401(k) Profit Sharing Plan ("the Plan") which was amended January 1, 1995. Under the Plan, an employee may elect to contribute on a pre-tax basis to a retirement account up to 15% of the employee's compensation up to the maximum annual contributions permitted by the Internal Revenue Code. The Company matches 50% of each participants contributions up to a maximum of 4% of the participant's compensation. Each employee is fully vested at all times with respect to his or her contributions. The Company's contribution and administration expense aggregated to approximately $8,000 and $6,000 for each of the years ended December 31, 1997 and 1996 respectively.


(11)     INCOME TAXES:

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance has been provided on the net deferred tax assets due to the uncertainty of realization.

         Temporary differences and carryforwards which give rise to deferred tax assets at December 31 are as follows:

                                                                  1997              1996            1995
                                                              ------------      ------------    ------------
               Net operating loss carryforward                $ 17,928,000      $ 12,798,000    $ 10,180,000
               Other                                                10,000            10,000          10,000
                                                              ------------      ------------    ------------
                                                                $17,938,000     $  12,808,000   $ 10,190,000
               Less valuation allowance                        (17,938,000)      (12,808,000)    (10,190,000)
                                                              ------------      ------------    ------------
               Total                                          $          0     $           0    $          0
                                                              ============     =============    ============


         The Company has incurred losses since inception. At December 31, 1997 the Company has federal net operating loss carryforwards of approximately $47 million, which begin to expire in 1999. The availability and use of losses against future taxable income, if any, may be limited by Internal Revenue Code Section 382 as a result of certain changes in ownership that have occurred.

(12)     SUBSEQUENT EVENT:

         Restructuring of the Partnership

         On February 27, 1998, the Company and Engelhard restructured the Partnership. The Partnership was terminated and the net assets were divided into two separate operating limited partnerships, one to manufacture and market complete, active climate control systems under the name Fresh Air Solutions, LP and the other to manufacture and market heat-exchange and desiccant coated wheel-shaped rotors that are components of the climate control systems under the name Engelhard HexCore, LP. Pursuant to the Restructuring, ICC received approximately $18,600,000 in cash from Engelhard and assumed 90% ownership and full control of Fresh Air Solutions. ICC retained a 20% equity interest in Engelhard HexCore. Fresh Air Solutions will purchase rotors exclusively from Engelhard HexCore at prices that are lower than the best prices Engelhard HexCore offers to other customers for such purchases. Engelhard continues to guarantee the lease on Fresh Air Solutions' manufacturing facility until 2002 and continues to guarantee up to $2,000,000 of Fresh Air Solutions' short-term debt. Engelhard's short-term debt guarantee is reduced to $1,000,000 after one year and completely terminated after two years. The Company's guarantee of 50% of the Partnership's $8.5 million indebtedness associated with the industrial development bonds and the related irrevocable letter of credit for $2,500,000 was terminated; as a result, $2,500,000 in cash equivalents previously held as collateral became unrestricted.

         Unaudited Pro Forma Condensed Consolidated Financial Statements

         The following financial statements set forth the Company's and Fresh Air Solutions: (i) unaudited pro forma condensed consolidated balance sheet as of December 31, 1997 in order to demonstrate the effects upon the Company's historical financial position, as if the Restructuring occurred on that date; and (ii) unaudited pro forma condensed consolidated statement of operations for the period ended December 31, 1997 in order to demonstrate the effects upon the Company's historical results of operations, as if the Restructuring occurred at January 1, 1997.

         The unaudited pro forma condensed consolidated financial statements have been prepared from the historical financial statements of the Company and the Partnership. The acquisition of Fresh Air Solutions is accounted for under the purchase method of accounting. The sale of 60% of the Company's interest in Engelhard HexCore for approximately $18,600,000 would result in a nonrecurring gain of approximately $24,900,000 and is not included in the unaudited pro forma condensed consolidated statement of operations. The pro forma information is not necessarily indicative of the results that would have occurred in 1997, or that will occur in the future.

         The Company and an investment banker were unable to determine the fair market values of either Fresh Air Solutions or Engelhard HexCore within reasonable limits. As a result, the nonmonetary considerations paid and received by the Company were recorded at the historical carrying amounts reflected in the Partnership's financial statements. At December 31, 1997, Fresh Air Solutions' liabilities exceeded assets by $911,723.

         Unaudited Pro Forma Condensed Consolidated Balance Sheet
         December 31, 1997

           ASSETS

           Cash and cash equivalents                             $ 22,621,486
           Accounts receivable                                      1,043,734
           Inventories                                              2,101,894
           Prepaid expenses and other                                 169,523
                                                                 ------------
                Total current assets                               25,936,637
           Investment in Engelhard HexCore                            231,352
           Property, equipment and software                         2,642,004
           Other noncurrent assets                                    889,827
                                                                 ------------
                                                                 $ 29,699,820
                                                                 ============
           LIABILITIES AND STOCKHOLDERS' EQUITY

           Short-term loan                                        $ 2,750,000
           Accounts payable and accrued liabilities                 4,588,299
                                                                 ------------
               Total current liabilities                            7,338,299
           Long-term debt                                             198,685
           Stockholders' equity                                    22,162,836
                                                                 ------------
                                                                 $ 29,699,820
                                                                 ============

         Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1997

           Revenues                                             $   6,415,474
           Cost of goods sold                                      11,661,030
                                                                -------------
           Gross loss                                              (5,245,556)
           Total operating expenses                                12,872,478
                                                                -------------
           Loss from operations                                   (18,118,034)
           Equity in loss of Engelhard HexCore                        (92,328)
           Interest income                                            356,587
                                                                =============
           Net loss                                              $(17,853,775)
                                                                =============

           Net loss per common share                            $       (0.84)
                                                                =============

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Partners of Engelhard/ICC

We have audited the accompanying balance sheets of Engelhard/ICC (Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Engelhard/ICC as of December 31, 1997 and 1996, the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

As more fully described in Notes 1 and 15, on February 27, 1998, the Partners terminated the Partnership and divided its net assets into two separate limited partnerships.



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania

March 20, 1998

                                 ENGELHARD/ICC
                                 BALANCE SHEETS


                                                                              December 31,           December 31,
                                                                                  1997                   1996
                                                                              ------------           ------------
                                        ASSETS
Current assets:
        Cash and cash equivalents                                             $   275,717            $ 1,192,997
        Accounts receivable, net of allowance for doubtful accounts
           of $444,823 and $39,786, respectively                                2,118,138              2,623,769
        Accounts receivable - ICC Technologies, Inc.                               17,720                 17,035
        Inventories                                                             3,061,684              4,570,952
        Prepaid expenses and other                                                 79,859                278,762
                                                                              -----------           ------------
                        Total current assets                                    5,553,118              8,683,515
Property, plant and equipment, net                                              9,496,897              7,990,125
Cash held in escrow                                                                15,010                307,476
Purchased intangibles, net                                                        866,116                991,883
Other assets, net                                                                 830,469                986,232
                                                                              -----------           ------------
                                Total assets                                   16,761,610           $189,959,231
                                                                              ===========           ============

                           LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
        Short-term loan                                                         2,750,000              2,750,000
        Current portion of long term debt                                          69,557                 64,529
        Accounts Payable:
                Trade                                                             965,755              1,404,366
                Engelhard Corporation                                                   0                298,084
        Accrued liabilities                                                     3,802,839                481,230
                                                                              -----------            -----------
                        Total current liabilities                               7,588,151              4,998,209
                                                                              -----------            -----------
Long-term debt                                                                  8,629,128              8,642,330
                                                                              -----------            -----------

Partners' capital                                                                 544,331              5,318,692
                                                                              -----------            -----------
        Total liabilities and partners' capital                               $16,761,610            $18,959,231
                                                                              ===========            ===========


    The accompanying notes are an integral part of the financial statements.

                                 ENGELHARD/ACC
                            STATEMENTS OF OPERATIONS
              for the years ended December 31, 1997, 1996 and 1995


                                                      1997             1996              1995
                                                 ------------      ------------      ------------
Revenues                                         $ 12,239,012      $ 10,504,609      $  8,944,279
Cost of goods sold                                 17,460,782        13,776,459        10,883,995
                                                 ------------      ------------      ------------
                Gross loss                         (5,221,770)       (3,271,850)       (1,939,716)
                                                 ------------      ------------      ------------
Operating expenses:
        Marketing                                   4,105,228         3,563,817         3,412,008
        Engineering                                 2,074,295         1,053,809           936,415
        Research and development                      901,523         1,055,758         1,133,780
        General and administrative                  3,940,813         3,207,460         2,440,722
                                                 ------------      ------------      ------------
                Total operating expenses           11,021,859         8,880,844         7,922,925
                                                 ------------      ------------      ------------
                        Loss from operations      (16,243,629)      (12,152,694)       (9,862,641)
                                                 ------------      ------------      ------------
Interest:
        Interest income                                54,472            94,766            50,679
        Interest expense                             (535,204)         (531,736)         (760,261)
                                                     (480,732)         (436,970)         (709,582)
                                                 ------------      ------------      ------------

Net loss                                         $(16,724,361)     $(12,589,664)     $(10,572,223)
                                                 ============      ============      ============

    The accompanying notes are an integral part of the financial statements.

                                 ENGELHARD/ICC
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              for the years ended December 31, 1997, 1996 and 1995

Partners' capital, December 31, 1994                               $  3,480,579
Conversion of general partners' loan to partners' capital             5,000,000

Capital contributions                                                 6,000,000
Net loss                                                            (10,572,223)
                                                                   ------------
Partners' capital, December 31, 1995                                  3,908,356
Capital contributions                                                14,000,000
Net loss                                                            (12,589,664)
                                                                   ------------
Partners' capital, December 31, 1996                                  5,318,692
Capital contributions                                                11,950,000
Net loss                                                            (16,724,361)
                                                                   ------------
Partners' capital, December 3 1, 1997                              $    544,331
                                                                   ============


    The accompanying notes are an integral part of the financial statements.

                                 ENGELHARD/ICC
                            STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1997, 1996 and 1995

                                                                               1997              1996                1995
                                                                          ------------       ------------       ------------
Cash flows from operating activities:
   Net loss                                                               $(16,724,361)      $(12,589,664)      $(10,572,223)

   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                           1,557,739          1,349,057          1,100,898
     Provision for doubtful accounts                                           443,356             40,000             31,104
     Provisions for inventory obsolescence and valuation                     1,278,040            941,030            600,000
     Write-off of equipment and other assets                                   446,838             23,471                  0
     Gain on sale of assets                                                    (18,000)                 0                  0
     (Increase) decrease in:
             Receivables                                                       111,885           (606,349)        (1,424,973)
             Inventories                                                       231,228         (2,126,857)        (1,545,616)
             Prepaid expenses and other                                        198,903           (119,823)           (83,103)
     Increase (decrease) in:
             Accounts payable                                                 (457,577)           604,077           (509,281)
             Payables to ICC Technologies, Inc.                                (31,191)          (178,008)            36,878
             Payables to Engelhard Corporation                                (298,996)            93,548            141,697
             Accrued expenses and other liabilities                          3,322,380            127,634            119,368
                                                                          ------------       ------------       ------------
                     Net cash used in operating activities                  (9,939,756)       (12,441,884)       (12,105,25l)
                                                                          ------------       ------------       ------------

Cash flows from investing activities:
     Purchases of property, plant and equipment                             (3,087,444)          (928,644)        (1,257,464)
     Purchases of intangibles                                                 (142,371)          (346,327)          (134,244)
     Proceeds from sale of assets                                               18,000                  0                  0
     Cash held in escrow                                                       292,466            558,268           (865,744)
                                                                          ------------       ------------       ------------
                             Net cash used in investing activities          (2,919,349)          (716,703)        (2,257,452)
                                                                          ------------       ------------       ------------

Cash flows from financing activities:
     Proceeds from long-term debt                                               40,458             57,072             69,956
     Repayments of long-term debt                                              (48,633)           (51,968)           (43,245)
     Proceeds from issuance of bonds                                                 0                  0          8,500,000
     Bond issuance costs                                                             0                  0           (215,979)
     Capital contributions by general partners                              11,950,000         14,000,000          6,000,000
     Proceeds from short-term debt                                                   0                  0          2,750,000
     Repayment of notes payable to general partners                                  0                  0         (3,000,000)
                                                                          ------------       ------------       ------------
                             Net cash provided by financing activities      11,941,825         14,005,104         14,060,732
                                                                          ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents                          (917,280)           846,517           (301,971)
Cash and cash equivalents, beginning of period                               1,192,997            346,480            648,451
                                                                          ------------       ------------       ------------
Cash and cash equivalents, end of period                                  $    275,717       $  1,192,997       $    346,480
                                                                          ============       ============       ============

    The accompanying notes are an integral part of the financial statements.

                                  ENGELHARD/ICC

                          NOTES TO FINANCIAL STATEMENTS

         (1)          BUSINESS:

         Partnership Operations and Restructuring

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

         On February 27, 1998, ICC and Engelhard restructured the Partnership (the "Restructuring"). The Partnership was terminated and its net assets were divided into two separate operating limited partnerships, one to manufacture and market complete, Active Climate Control Systems under the name Fresh Air Solutions, LP and the other to manufacture and market heat-exchange and desiccant coated wheel-shaped rotors, which are components of the climate control systems, under the name Engelhard HexCore, LP. ICC has a 90% ownership interest and control of Fresh Air Solutions, LP. Engelhard retains a 10% interest in Fresh Air Solutions. Engelhard has an 80% ownership interest and control of Engelhard HexCore LP. ICC retains a 20% equity interest in Engelhard HexCore, LP. Fresh Air Solutions will purchase rotors exclusively from Engelhard HexCore, LP. Engelhard will continue its guarantee of the lease on Fresh Air Solutions, LP's facility until April 2002 (Note 15) and will continue to guarantee $2,000,000 of Fresh Air Solutions, LP's debt with the guarantee being reduced to $1,000,000 after February 1999 and completely terminated after February 2000. Going forward, the financial statements of Fresh Air Solutions and Engelhard HexCore will be consolidated into their majority owners' financial statements, ICC and Engelhard respectively.

         In connection with the Restructuring, Engelhard HexCore and Fresh Air Solutions entered into a rotor supply agreement whereby Engelhard HexCore will supply Fresh Air Solutions with its heat-exchange and desiccant rotor requirements. Fresh Air Solutions will be obligated to purchase its rotor requirements from Engelhard HexCore. All rotors will be sold at prices which are lower than the best price Engelhard HexCore offers to other customers. The rotor supply agreement is for a period of fifteen years. Furthermore, Engelhard HexCore and Fresh Air Solutions entered into reciprocal technology license agreements whereby nonexclusive, royalty free, perpetual license with the further right to sublicense, technology related to Engelhard HexCore and Fresh Air Solutions subject to patents or patent applications existing or filed within one year of the Restructuring. Fresh Air Solutions was also granted a royalty free license to use "Engelhard" as part of the "Engelhard/ICC" mark for a thirty month period following the Restructuring. See note 15 for financial information related to Fresh Air Solutions and Engelhard HexCore.

 (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         The financial statements have been prepared on the accrual basis of accounting and include the accounts of the Partnership for the years ended December 31, 1997, 1996 and 1995. Subsequent to 1997, the Partnership was restructured (Note 1 and Note 15) into two separate limited partnerships.

         Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows. The carrying amount approximates fair value due to the short-term maturity of these instruments.

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

         Patents

         Patents are amortized over their estimated useful lives, not exceeding seventeen years, using the straight-line method.

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

         Research and Development Costs

         Research and development costs are expensed as incurred. Research and development costs amounted to approximately $902,000, $953,000 and $1,134,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

         Warranties

         The Partnership`s warranty on its equipment is for eighteen months from date of shipment or one year from date of original installation, except for desiccant or thermal rotors which are warranted for five years from the date of shipment. The Partnership records a reserve for the estimated cost of repairing or replacing any faulty equipment covered under the Partnership's warranty. During 1997, the Partnership identified odor creation problems and other quality control issues related to certain units it manufactured. As a result, management recorded a provision of $2.2 million related to expenses to be incurred to address these problems.

         Concentration of Credit Risk

         The Partnership invests its cash primarily in deposits with major banks. At times, these deposits may be in excess of federally insured limits. The Partnership has sold its equipment and services to end-users in the retail industry, primarily in the continental United States and Asia-Pacific rim. Concentration of credit risk with respect to trade receivables is moderate due to the relatively diverse customer base. At December 31, 1997, the Partnership had trade receivables of approximately $1,000,124 from one customer. During 1997, revenues from this customer amounted to approximately $5.8 million, which represents approximately 48% of the Partnership revenues. Trade receivables from this customer were current at December 31, 1997. Ongoing credit evaluations of customers' financial condition are performed and generally no collateral is required. The Partnership maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. The partnership does not anticipate non performance by any of the counterparties that have been granted credit or hold instruments.

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

         Long-lived Assets

         In accordance with the Statement of Financial Accounting Standards SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership is not aware of any events or change in circumstances which indicate the existence of an impairment of assets which would be material to the Partnership's financial position or results of operatons.

 (3)     INVENTORIES:

         Inventories comprise the following:

                                                      December 31,  December 31,
                                                          1997          1996
                                                      ------------  ------------

         Raw materials and purchased parts            $ 1,721,311   $ 2,013,913
         Work-in-process                                1,504,116     1,547,641
         Finished goods                                   309,128     1,591,228
                                                      -----------   -----------
                                                        3,534,555     5,152,782

         Less: Allowance for inventory obsolescence      (472,871)     (581,830)
                                                      ===========   ===========
                                                      $ 3,061,684   $ 4,570,952
                                                      ===========   ===========


         Inventory is net of an allowance for inventory obsolescence of $472,871, and $581,830 as of December 31, 1997 and 1996, respectively. The Partnership recorded provisions of $1,278,040 and $941,000 for inventory obsolescence and valuation which have been included in cost of goods sold in the statements of operations for 1997 and 1996, respectively. In 1997 and 1996, the Partnership wrote-off approximately $1,387,000 and $449,000, respectively, of obsolete inventory against the allowance for inventory obsolescence.

         Raw materials purchased from Engelhard amounted to approximately $155,000, $272,000 and $86,000 for the years ended December 31, 1997,
         1996 and 1995, respectively.

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

(4)      PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment, net, consist of the following at December 31:

                                                        1997            1996
                                                    ------------    -----------


          Land                                      $   390,000    $   390,000
          Building                                    1,805,741      1,779,721
          Machinery and equipment                     9,740,532      7,607,702
          Furniture, fixtures and
            leasehold improvements                    1,113,589        794,912
                                                    -----------    -----------
                                                     13,049,862     10,572,335
          Less- accumulated depreciation             (3,552,965)    (2,582,210)
                                                    -----------    -----------
                                                    $ 9,496,897    $ 7,990,125
                                                    ===========    ===========

(5)      OTHER ASSETS:

         Other assets consist of the following at December 31:

                                                     1997            1996
                                                  ----------      ----------

          Patents and Trademarks                  $  767,478      $  877,623
          Bond Issue Costs                           219,483         219,483
          Deposits                                       410          33,854
          Other                                       24,217           2,000
                                                  ----------      ----------
                                                   1,011,588       1,132,960
          Accumulated amortization                  (181,119)       (146,728)
                                                  ----------      ----------
                                                  $  830,469       $ 986,232
                                                  ==========      ==========


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

         To finance the acquisition, the general partners each lent to the Partnership $4,000,000 ("General Partners' Loan") bearing interest payable monthly at the Prime Rate plus 1%. In April 1995, the Partnership obtained financing from the issuance of $8,500,000 of industrial development revenue bonds (see note 8). In 1995, the proceeds of these bonds were used to repay $3,000,000 of the General Partners' Loan, $1,500,000 to each general partner, and provide for improvements and capital equipment at the Miami facility.


(7)      ACCRUED LIABILITIES:

         Accrued liabilities consist of the following at December 31:

                                                      1997          1996
                                                  ----------      --------
         Accrued expenses                         $2,837,272      $168,987
         Payroll and employee benefits               748,051       130,301
         Commissions                                 141,251       168,891
         Customer deposits                            76,265        13,051
                                                  ----------      --------
                                                  $3,802,839      $481,230
                                                  ==========      ========

(8) LONG-TERM DEBT:


         Long-term debt consists of the following at December 31:

                                                                                        1997             1996
                                                                                    -----------       -----------
         Industrial development revenue bonds; interest determined weekly and payable weekly; bonds mature on April 2020, but are subject to
             redemption at the option of the Partnership from April  2000           $ 8,500,000       $ 8,500,000
         Notes payable due April 2000; interest at 2% per annum;
             interest payable monthly; interest and principal payable in equal monthly installments over 60-month period
             commencing April 1995                                                       99,418           138,649
         Other                                                                           99,267            68,210
                                                                                    -----------       -----------
                                                                                      8,698,685         8,706,859
         Less- current portion                                                          (69,557)          (64,529)
                                                                                    -----------       -----------
                                                                                    $ 8,629,128       $ 8,642,330
                                                                                    ===========       ===========

         In connection with the issuance of the industrial revenue bonds (see note 6), cash of $15,015 is held in escrow pending the Partnership's incurrence of certain qualified expenditures.

         Maturities of long-term debt for each of the next five years are as follows:


                           1998              $69,557
                           1999               64,093
                           2000               26,024
                           2001               19,506
                           2002               19,505
                           Thereafter      8,500,000
                                         -----------
                                         $ 8,698,685
                                         ===========


         The general partners are guarantors on the long-term debt. Substantially all of the assets are pledged as collateral under the various debt agreements. In addition, Engelhard is the guarantor on the short-term loan which amounts to $2,750,000 as of December 31, 1997. The short-term loan is payable on demand with the interest rate adjusted on a weekly basis. The interest rate at December 31, 1997 was 6.0625%. The interest on the long-term debt is adjusted weekly to current market rates. The fair value of the Partnership's debt was determined by reference to quotations available in markets where similar issues are traded. The estimated fair values of long-term debt at December 31, 1997 approximates the carrying amount. In connection with the Restructuring of the Partnership, Engelhard remained as guarantor of up to $2 million on the short-term debt that was transferred to Fresh Air Solutions and became sole guarantor on the $8.5 million industrial revenue bond which was transferred to Engelhard HexCore.

(9)      REVENUES:

         Revenues are comprised of the following:


                                                             1997           1996            1995
                                                        ------------    -------------    -----------

                  Equipment sales                       $  6,311,235    $  6,097,736     $ 2,558,250
                  Substrate processing                     5,823,538       4,302,233       5,801,666
                  Licensing fees                                   0               0         500,000
                  Maintenance and service                    104,239         104,640          84,363
                                                        ------------    ------------     -----------
                                                        $ 12,239,012    $ 10,504,609     $ 8,944,279
                                                        ============    ============     ===========


         The Partnership fabricates large cell honeycomb substrate materials at its Miami facility under a Manufacturing and Supply Agreement with Hexcel Corporation ("Hexcel"'). Hexcel provides the raw materials to be fabricated into large cell honeycomb substrate and retains title to the raw materials, work-in-process and finished goods. The Partnership receives processing fees for fabricating the raw materials into large cell honeycomb substrate. Processing fees are recognized in revenues in the period the fabricated substrate material is shipped. The Manufacturing and Supply Agreement is for a period of five years. The Partnership is in the fourth year of performing services under such Agreement. Export sales of equipment were approximately $1,283.000, $1,457,000, and $643,000 in 1997, 1996 and 1995, respectively.


(10)     PARTNERS' CAPITAL:

         During 1997, $6,775,000 was contributed by the Company and $5,175,000 by Engelhard. During 1996 and 1995, $7,000,000 and $3,000,000
         respectively was contributed by each of the general partners to the Partnership. In conjunction with the General Partners' Loan of $8,000,000 and issuance of $8,500,000 of industrial development revenue bonds (see note 6), $3,000,000 was repaid to each general partner and the remaining $5,000,000 outstanding balance on the loan was converted into a capital contribution, $2,500,000 for each general partner in 1995.


(11)     RELATED PARTY TRANSACTIONS:

         The Partnership provided approximately $78,000, $95,000, and $83,000 in various administrative office support services to ICC during the years ended December 31, 1997, 1996 and 1995, respectively. Engelhard provided approximately $298,000, $504,000, and $351,000 in various administrative office support services to the Partnership during the years ended December 31, 1997, 1996 and 1995, respectively. Engelhard provided approximately $8,000, $17,000, and $162,000 in research and development to the Partnership during the years ended December 31, 1997, 1996 and 1995, respectively. ICC provided approximately $78,000, $47,000 and $72,000 in various administrative office support services to the Partnership during the year ended December 31, 1997, 1996, and 1995, respectively. The Partnership incurred approximately $328,000 during the year ended December 31, 1995, respectively, of interest expense to the general partners in connection with the $8,000,000 General Partners' Loan (see note 6). In accordance with the Transfer Agreement entered into by the general partners, a distribution of approximately $140,000 was paid to ICC in 1995.


(12)     SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Excluded from the Statement of Cash Flows for the year ended December 31, 1997 was the write-off of $1,386,999 of inventory and $38,319 of bad debts.

         Excluded from the Statement of Cash Flows for the year ended December 31, 1996 was the write-off of $449,200 of inventory and $40,214 of bad debts.

         Excluded from the Statement of Cash Flows for the year ended December 31, 1995 was the conversion of $5,000,000 of General Partners' Loans to Partners' Capital and the write-off of $14,283 of bad debts.

         Cash paid for interest amounted to approximately $504,000, $516,000 and $823,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(13)     401(K) PROFIT SHARING PLAN:

         The Partnership provides a benefit for all employees through a 401(k) Profit Sharing Plan ("the Plan"). Under the Plan, an employee may elect to contribute on a pre-tax basis to a retirement account up to 15% of the employee's compensation up to the maximum annual contributions permitted by the Internal Revenue Code. The Partnership matches 50% of each participant's contributions up to a maximum of 4% of the participant's compensation. Each employee is fully vested at all times with respect to his or her contributions. The Partnership's contribution and administration expense was approximately

         $104,380, $95,000 and $80,000 for the years ended December 31, 1997 and 1996, and 1995, respectively.


(14)     LEASE COMMITMENTS:

         The Partnership has operating lease commitments for its facilities, vehicles and certain equipment. In certain instances, these leases contain purchase and renewal options, both of which are at fair market value. The Partnership's offices are leased on a month-to-month basis.

         The future minimum lease payments for these leases at December 31, 1997 are as follows:


                1998                           $ 526,440
                1999                             523,843
                2000                             521,321
                2001                             513,918
                2002                             214,130

         Rent expense under these operating leases was $655,551, $469,580, and $224,634 for the years ended December 31, 1997, 1996 and 1995, respectively.

         In order to provide capacity and consolidate the Philadelphia office and manufacturing operations, the Partnership entered into a ten-year lease commitment which began April 1997, for approximately 140,000 square feet of office, manufacturing and assembly space. The lease can be terminated after the fifth year. The Partnership is responsible for paying its allocable portion of all real estate taxes, water and sewer rates, and common expenses. The obligations under the lease agreement are guaranteed by the general partners, ICC and Engelhard


(15)     RESTRUCTURING OF PARTNERSHIP:

         As indicated in Note 1, on February 27, 1998, ICC and Engelhard terminated the Partnership into two limited partnerships, Fresh Air Solutions, LP and Engelhard HexCore LP. The historical information related to Fresh Air Solutions and Engelhard HexCore have been designated as "Box Business" and "Wheel Business", respectively in the accompanying financial presentations. The following financial statements of Box business and Wheel business have been prepared from the historical financial statements of the Partnership and contain certain adjustments to carve out assets, liabilities, net assets, revenues, expenses and cash flows between the two businesses.

Balance Sheets
As of December 31, 1997


                             Box Business     Wheel Business    Partnership
                             ------------     --------------    -----------
Cash                         $   235,432       $    40,285      $   275,717
Receivables                    1,043,734         1,092,124        2,135,858
Inventory                      2,101,894           959,790        3,061,684
Other current assets              62,965            16,894           79,859
Property, plant and
equipment                      2,634,389         6,862,508        9,496,897
Cash held in escrow                 --              15,010           15,010
Other noncurrent assets          539,827         1,156,758        1,696,585
                             -----------       -----------      -----------

  Total assets               $ 6,618,241       $10,143,369      $16,761,610
                             ===========       ===========      ===========

Current liabilities            4,306,795           461,799        4,768,594
Short-term loan                2,750,000              --          2,750,000
Long-term loan                   198,685         8,500,000        8,698,685
Partners' capital
 (deficit)                      (637,239)        1,181,570          544,331
                             -----------       -----------      -----------
  Total liabilities
        and capital          $ 6,618,241       $10,143,369      $16,761,610
                             ===========       ===========      ===========


Statements of Operations
for the year ended
December 31, 1997
                                Box Business      Wheel Business      Eliminations       Partnership
                                ------------      --------------      ------------       -----------
Revenues                        $  6,415,474       $  6,926,538       $ (1,103,000)      $ 12,239,012
Cost of goods sold                11,661,030          6,902,752         (1,103,000)        17,460,782
                                ------------       ------------       ------------       ------------
Gross profit (loss)               (5,245,556)            23,786               --           (5,221,770)
                                ------------       ------------       ------------       ------------
Operating expenses:
  Marketing                        4,105,228                                                4,105,228
  Engineering                      2,074,295                                                2,074,295
  Research and development           901,523                                                  901,523
  General and
     administrative                3,799,838            140,975                             3,940,813
                                ------------       ------------                          ------------
Loss from operations             (16,126,440)          (117,189)                          (16,243,629)
                                ------------       ------------                          ------------
Interest expense                     136,283            344,449                               480,732
                                ------------       ------------       ------------       ------------
Net loss                        $(16,262,723)      $   (461,638)              --         $(16,724,361)
                                ============       ============       ============       ============


Condensed Statements of Cash Flows
for the year ended December 31, 1997

                                                           Box Business       Wheel Business     Partnership
                                                           ------------       --------------     -----------
Cash flows from operation activities:
   Net loss                                                $(16,262,723)      $   (461,638)      $(16,724,361)
   Adjustments to reconcile net loss
   to net cash (used in) provided by
   operating activities:
      Depreciation and amortization                             692,641            865,098          1,557,739
      Provision for doubtful accounts                           443,356               --              443,356
      Provisions for inventory obsolescence and
           valuation                                          1,278,040               --            1,278,040
      Write-off of equipment and other assets                   364,201             82,637            446,838
      Gain on sale of assets                                       --              (18,000)           (18,000)
      (Increase) decrease in current assets                     635,470            (93,454)           542,016
      Current liabilities increase (decrease)                 2,545,000            (10,384)         2,534,616
                                                           ------------       ------------       ------------
              Net cash (used in) provided by
                operating activities                        (10,304,015)           364,259         (9,939,756)
                                                           ------------       ------------       ------------

Cash flows from investing activities:
     Purchases of property, plant and equipment              (2,490,707)          (596,737)        (3,087,444)
     Purchases of intangibles                                  (103,203)           (39,168)          (142,371)
     Proceeds from sale of assets                                  --               18,000             18,000
                                                           ------------       ------------       ------------
     Cash held in escrow                                           --              292,466            292,466
                                                           ------------       ------------       ------------
Net cash used in investing activities                        (2,593,910)          (325,439)        (2,919,349)
                                                           ------------       ------------       ------------



Cash flows from financing activities:
     Proceeds from long-term debt                                40,458               --               40,458
     Repayments of long-term debt                               (48,633)              --              (48,633)
     Capital contributions by general partners               11,950,000               --           11,950,000
                                                           ------------       ------------       ------------
Net cash provided by financing activities                    11,941,825               --           11,941,825
                                                           ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents           (956,100)            38,820           (917,280)
Cash and cash equivalents, beginning of period                1,191,532              1,465          1,192,997
                                                           ------------       ------------       ------------
Cash and cash equivalents, end of period                   $    235,432       $     40,285       $    275,717
                                                           ============       ============       ============





Balance Sheets
As of December 31, 1996                  Box Business     Wheel Busisness   Partnership
                                         ------------     ---------------   -----------
Cash                                      $ 1,191,532       $     1,465      $ 1,192,997
Receivables                                 2,091,908           548,896        2,640,804
Inventory                                   3,435,349         1,135,603        4,570,952
Other current assets                          265,444            13,318          278,762
Property, plant and equipment                 917,593         7,072,532        7,990,125
Cash held in escrow                              --             307,476          307,476
Other noncurrent assets                       719,550         1,258,565        1,978,115
                                          -----------       -----------      -----------
Total assets                              $ 8,621,376        10,337,855       18,959,231
                                          ===========       ===========      ===========

Current liabilities                         1,989,033           194,647        2,183,680
Short-term loan                             2,750,000              --          2,750,000
Long-term loan                                206,859         8,500,000        8,706,859
Partners' capital                           3,675,484         1,643,208        5,318,692
                                          -----------       -----------      -----------
  Total liabilities
     and net assets                       $ 8,621,376       $10,337,855      $18,959,231
                                          ===========       ===========      ===========




Statements of Operations
for the year ended December 31, 1996

                                  Box Business     Wheel Business       Eliminations       Partnership
                                  ------------     --------------       ------------       -----------

Revenues                          $  6,202,609       $  6,032,000       $ (1,730,000)      $ 10,504,609
Cost of goods sold                   9,190,145          6,316,314         (1,730,000)        13,776,459
                                  ------------       ------------       ------------       ------------
Gross profit (loss)                 (2,987,536)          (284,314)              --           (3,271,850)
                                  ------------       ------------       ------------       ------------
Operating expenses:
  Marketing                          3,563,817               --                               3,563,817
  Engineering                        1,053,809               --                               1,053,809
  Research and development           1,055,758               --                               1,055,758
  General and administrative         3,068,859            138,601                             3,207,460
                                  ------------       ------------                          ------------
Loss from operations               (11,729,779)          (422,915)                          (12,152,694)
                                  ------------       ------------                          ------------
Interest expense                        98,872            338,098                               436,970
                                  ------------       ------------       ------------       ------------
Net loss                          $(11,828,651)      $   (761,013)              --         $(12,589,664)
                                  ============       ============       ============       ============



Condensed Statements of Cash Flows
For the year ended December 31, 1996



                                                          Box Business       Wheel Business     Partnership
                                                          ------------       --------------     -----------
Cash flows from operating activities:
   Net loss                                               $(11,828,651)      $   (761,013)      $(12,589,664)
   Adjustments to reconcile net loss to
     net cash (used in)
   Provided by
         Operating activities:
          Depreciation and amortization                        581,092            767,965          1,349,057
          Provision for doubtful accounts                       40,000               --               40,000
          Provisions for inventory
          obsolescence and valuation                           941,030               --              941,030
          Write-off of equipment                                23,471               --               23,471
          (Increase) decrease in current assets             (3,038,921)           185,892         (2,853,029)
          Increase (decrease) in current liabilities           641,348              5,903            647,251
                                                          ------------       ------------       ------------
            Net cash (used in) provided by
               operating activities                        (12,640,631)           198,747        (12,441,884)


Cash flows from investing activities:                         (211,189)          (717,455)          (928,644)
     Purchases of property, plant and equipment               (305,799)           (40,528)          (346,327)
     Purchases of intangibles                                      --             558,268            558,268
                                                          ------------       ------------       ------------
     Cash held in escrow                                      (516,988)          (199,715)          (716,703)
            Net cash used in investing activities

Cash flows from financing activities:
     Proceeds from long-term debt                               57,072               --               57,072
     Repayments of long-term debt                              (51,968)              --              (51,968)
     Capital contributions by general partners              14,000,000               --           14,000,000
                                                            ----------       ------------       ------------
           Net cash provided by financing activities        14,005,104               --           14,005,104


Net increase (decrease) in cash and cash equivalents           847,485               (968)           846,517

Cash and cash equivalents, beginning of period                 344,047              2,433            346,480
                                                          ------------       ------------       ------------
Cash and cash equivalents, end of period                  $  1,191,532       $      1,465       $  1,192,997
                                                          ============       ============       ============


Statements of Operation
for the year December 31, 1995

                                Box Business       Wheel Business        Elimination     Partnership
                                ------------       --------------        -----------     -----------

Revenues                        $  3,142,613       $  6,768,666           (967,000)      $  8,944,279
Cost of goods sold                 5,190,059          6,660,936           (967,000)        10,883,995
                                ------------       ------------          ---------       ------------
Gross profit (loss)               (2,047,446)           107,730               --           (1,939,716)
                                ------------       ------------          ---------       ------------
Operating expenses:
  Marketing                        3,412,008                                                3,412,008
  Engineering                        936,415                                                  936,415
  Research and development         1,133,780                                                1,133,780
   General and
    administrative                 2,305,888            134,834                             2,440,722
                                ------------       ------------                          ------------
Loss from operations              (9,835,537)           (27,104)                           (9,862,641)
Interest expense                     438,447            271,135                               709,582
                                ------------       ------------          ---------       ------------
Net loss                        $(10,273,984)      $   (298,239)                         $(10,572,223)
                                ============       ============          =========       ============



Statements of Cash Flows
for the year ended December 31, 1995

Cash flows from operating activities:                     Box Business      Wheel Business      Partnership
                                                          ------------      --------------      -----------
   Net loss                                               $(10,273,984)      $   (298,239)      $(10,572,223)
   Adjustments to reconcile net loss to net cash
     used in
         Operating activities:
          Depreciation and amortization                        401,851            699,047          1,100,898
          Provision for doubtful accounts                       31,104               --               31,104
          Provisions for inventory obsolescence and
            valuation                                          600,000               --              600,000
          (Increase) decrease in current assets               (758,389)        (2,295,303)        (3,053,692)
          Current liabilities increase (decrease)             (405,374)           194,036           (211,338)
                                                          ------------       ------------       ------------
                    Net cash used in operating
                      activities                           (10,404,792)        (1,700,459)       (12,105,251)

Cash flows from investing activities
     Purchases of property, plant and equipment               (572,097)          (685,367)        (1,257,464)
     Purchases of intangibles                                 (102,544)           (31,700)          (134,244)
     Cash held in escrow                                          --             (865,744)          (865,744)
                                                          ------------       ------------       ------------
                    Net cash used in investing
                    activities                                (674,641)        (1,582,811)        (2,257,452)
                                                          ------------       ------------       ------------
Cash flows from financing activities:
     Proceeds from long-term debt                               69,956               --               69,956
     Repayments of long-term debt                              (43,245)              --              (43,245)
     Proceeds from issuance of bonds                              --            8,500,000          8,500,000
     Transfer of bond proceeds between businesses            5,000,000         (5,000,000)               --
     Bond issuance costs                                                         (215,979)          (215,979)
     Capital contributions by general partners               6,000,000               --            6,000,000
     Proceeds from short-term debt                           2,750,000               --            2,750,000
     Repayment of notes payable to general  partner         (3,000,000)              --           (3,000,000)
                                                          ------------       ------------       ------------
                    Net cash provided by financing
                    activities                              10,776,711          3,284,021         14,060,732
                                                          ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents          (302,722)               751           (301,971)

Cash and cash equivalents, beginning of period                 646,769              1,682            648,451
                                                          ------------       ------------       ------------
Cash and cash equivalents, end of period                  $    344,047       $      2,433       $    346,480
                                                          ============       ============       ============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):     ICC Technologies, Inc.
                  ------------------------------

                  By: /s/ William A. Wilson
                      ---------------------------------
                                (Signature)

Name and Title: William A. Wilson, President and Chief Executive Officer
                --------------------------------------------------------

Date:                      March 31, 1998
                        --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                   CAPACITY                                 DATE
---------                                   --------                                 ----

/s/ Irwin L. Gross                          Chairman of the Board                    March 31, 1998
------------------------------------
Irwin L. Gross

/s/ William A. Wilson                       President and Chief                      March 31, 1998
------------------------------------        Executive Officer and Director
William A. Wilson

/s/ Manfred Hanuschek                       Chief Financial Officer                  March 31, 1998
------------------------------------
Manfred Hanuschek

/s/ Albert Resnick                          Director and  Secretary                  March 31, 1998
------------------------------------
Albert Resnick

/s/ Andrew L. Shapiro                       Director                                 March 31, 1998
------------------------------------
Andrew L. Shapiro

/s/ Stephen Schachman                       Director                                 March 31, 1998
------------------------------------
Stephen Schachman

/s/ Mark Hauser                             Director                                 March 31, 1998
------------------------------------
Mark Hauser

/s/ Charles Condy                           Director                                 March 31, 1998
------------------------------------
Charles Condy

/s/ Robert Aders                            Director                                 March 31, 1998
------------------------------------
Robert Aders