Form 10-K/A
period 1997-12-31
ICC TECHNOLOGIES INC
filed 1998-04-30
CIK 756502

CONFORMED WITHOUT EXHIBITS

--------------------------------------------------------------------------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

                  The following table sets forth certain information concerning the directors and executive officers of the Company(1).

                                                                   Director/Officer
Name                   Age   Position With the Company                  Since
----                   ---   -------------------------             ----------------
Irwin L. Gross         54    Chairman of the Board                       1984
Glenn S. Meyers        37    Director, President and CEO                 1998
Charles T. Condy       60    Director                                    1996
Robert O. Aders (5)    71    Director                                    1996
Manfred Hanuschek      37    Treasurer and Chief Financial Officer       1994

-------------------------------

     (1) The directors listed reflect the Board of Directors of the Company as of April 30, 1998 following the consummation of the acquisition of Rare Medium, Inc.("Rare Medium"), a New York corporation and Internet professional services company engaged in the design, delivery and implementation of Internet web site applications and strategies, on April 15, 1998 pursuant to the terms of that certain Merger Agreement and Plan of Reorganization dated as of April 8, 1998, by and among the Company, Rare Medium Acquisition Corp., Rare Medium, Inc., and the Founding Stockholders named therein (the "Rare Medium Merger Agreement"). As of April 15, 1998, the effective time of the merger contemplated by the Rare Medium Merger Agreement, Messrs. William A. Wilson, Albert Resnick, Stephen Schachman, Andrew L. Shapiro and Mark S. Hauser, Directors of the Company, resigned from the Board of Directors of the Company. In addition to being nominated to the Board at that time, Glenn S. Meyers, the President and Chief Executive Officer of Rare Medium, Inc. prior to the Merger, was elected to serve as President and Chief Executive Officer of the Company to replace Mr. Wilson. Pursuant to the terms of the Rare Medium Merger Agreement, the Board of Directors of the Company shall consist of three additional independent members to be nominated by Mr. Meyers and approved by Mr. Gross. As of the date of this report, such nominations have not been made. Upon effectiveness of the Merger, William A. Wilson, Robert O. Aders, Albert Resnick and Andrew Shapiro were elected to the Board of Directors of ICC Desiccant Technologies, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. Mr. Wilson also serves as the President and Chief Executive Officer of ICC Desiccant Technologies, Inc. ICC Desiccant Technologies, Inc. is the sole general partner of, and holds a 90% interest in, Fresh Air Solutions, L.P., a Pennsylvania limited partnership ("Fresh Air Solutions LP"), which is engaged in the business of designing, manufacturing and marketing, desiccant-based climate control systems. ICC Desiccant Technologies, Inc. also holds a 20% passive limited partnership interest in Engelhard HexCore, L.P. ("Engelhard HexCore LP"), a desiccant and heat exchange rotor manufacturer which is controlled by a wholly owned subsidiary of Engelhard Corporation.

     The following information with respect to the directors and executive officers of the Company has been furnished by such persons.

     Irwin L. Gross is a founder of the Company and has been the Chairman of the Company and a director since the Company's inception in May 1984. Mr. Gross had served as the President and Chief Executive Officer of the Company until November 1997. In addition, Mr. Gross had served as the Chief Executive Officer of Engelhard/ICC (the "Partnership"), the Company's 50% owned joint venture with Engelhard Corporation, since its formation in February 1994 until the Restructuring in February 1998 and was one of the two members of the Management Committee of the Partnership. Mr. Gross also served until May 1997 as the Chairman of the Board of Directors of EA Industries, Inc. (formerly called Electronic Associates, Inc.), a publicly-held company listed on the New York Stock Exchange that is engaged in the contract manufacturing of electronic products and development of new technologies. Mr. Gross also serves as director on the Board of Directors for Aydin Corporation, a publicly-held electronic products manufacturer. Mr. Gross has a Bachelor of Science degree in Accounting from Temple University and a Juris Doctor degree from Villanova University.

     Glenn S. Meyers has been Chairman, President & Chief Executive Officer of Rare Medium, Inc. since August 1996. Prior to that Mr. Meyers was President of Brookridge Capital, a technology investment advisory firm from January 1995 to July 1996. Prior thereto, Mr. Meyers acted as a private investor and served on the Board of Directors of various portfolio companies from 1988 through December, 1994. He founded American Cable Products, Inc. (ACP) a network integration firm in which he served as President & CEO from 1983 through 1988. Mr. Meyers received a B.S. from the Business School of the University of Florida in 1983.

     Charles T. Condy has been a director of the Company since June 1996. He is founder and has been Chairman and Chief Executive Officer of Proven Alternatives, Inc., an international energy management company, since 1991. Mr. Condy was Chairman and Chief Executive Officer of California Energy Company, Inc., a geothermal energy company which he founded in 1971. Prior to founding California Energy Company, Mr. Condy was Executive Vice President-Western Region of John Nuveen and Company, members of the New York Stock Exchange. In the public policy area, Mr. Condy helped found and has served as board member of the Business Council for a Sustainable Energy Future and the Coalition for Energy Efficiency and Renewable Technologies. Mr. Condy currently advises the U.S. Department of Energy, the U.S. Agency for International Development, and the U.S. Asian Environmental Partnership on energy efficiency technology transfer and related funding to developing economies.

     Robert O. Aders has been a director of the Company since October 1996. He has been Chairman of The Advisory Board, Inc., an international consulting organization, since 1992. Mr. Aders is Of Counsel to the law firm of Collier, Shannon, Rill & Scott. He is also President Emeritus and a member of the Board of Directors of Food Marketing Institute ("FMI"), where he served as Chief Executive Officer from the founding of FMI in 1976 until his retirement in 1993. Mr. Aders served as Under Secretary of Labor and Acting Secretary during 1975 and 1976 prior to which time he was Chairman of the Board of the Kroger Co. Mr. Aders is a director of Telepanel Systems, Inc., a Canadian manufacturer of electronic shelf labels. Mr. Aders is also a member of the Board of Directors of Checkpoint Systems, Inc., a manufacturer of integrated electronic security systems.

     Manfred Hanuschek has been the Chief Financial Officer of the Company since October 1994 and Treasurer since December 1994. From 1983 to October 1994, he was employed by Coopers & Lybrand, L.L.P., certified public accountants. Mr. Hanuschek is a Certificated Public Accountant, licensed in the Commonwealth of Pennsylvania. Mr. Hanuschek has a Bachelor of Science degree in Accounting from Pennsylvania State University and is a member of the American and Pennsylvania Institutes of Certified Public Accountants.

     The executive officers of the Company are elected by, and serve at the discretion of, the Board of Directors.

     Compliance with Section 16(a) of the Exchange Act. Based solely on a review of copies of reports filed with it under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") the Company believes that the following officers and directors failed to file on a timely basis the indicated number of reports required by Section 16(a) of the Exchange Act for the fiscal year ended December 31, 1997: Albert Resnick filed one late report (relating to a single transaction); and Robert O. Aders filed one late report (relating to a single transaction).

Item 11.          Executive Compensation.

     The following Summary Compensation Table sets forth, for the three fiscal years ended December 31, 1997, the compensation for services in all capacities earned by the Company's Chief

     Executive Officer and each other named executive officer whose total annual salary and bonus exceeded $100,000 in 1997.

                                              Summary Compensation Table

                                           Annual Compensation                   Long Term Compensation
                                 ----------------------------------------   -------------------------------
                                                                             Awards                 Payouts
                                                                             ------                 -------
Name and Principal        Year    Salary        Bonus($)   Other Annual     Restricted  Securities   LTIP    All other
Position (1)                      ($)(1)                   Compensation       Stock     Underlying  Payouts   Compen-
                                                               ($)         Award(s)($)   Options/     ($)    sation ($)
                                                                                         SARs (#)
-------------------------------------------------------------------------  ----------------------------------------------

Irwin L. Gross,           1997    $305,000(3)       -       $7,200(6)           -           -          -     $45,353(5)
Chairman of the Board,    1996     305,000(3)       -           -               -           -          -       3,100(5)
and Former President      1995     284,167(3)       -           -               -       675,000(2)     -       3,100(5)
and CEO


William A. Wilson,        1997    $165,972(4)       -           -               -       300,000(2)     -      $1,028(7)
former President and CEO  1996      70,833(4)       -           -               -       100,000(2)     -         -
                          1995      50,000          -           -               -           -          -         -

Manfred Hanuschek         1997    $100,000      $17,500         -               -        20,000(2)      -     $2,350(7)
Chief Financial Officer   1996      90,000       17,500         -               -           -          -       2,150(7)
                          1995      80,000       17,500         -               -        10,000(2)      -      1,950(7)

---------------

(1) There were no other executive officers whose total annual salary and bonus exceeded $100,000 in 1997.

(2)  Stock options granted under the Nonqualified or Incentive Stock Option
     Plan.

(3) Includes Mr. Gross' annual salary of $155,000 received from Engelhard/ICC in his capacity as Chief Executive Officer covered under an employment agreement, which was terminated February 27, 1998 in connection with the Restructuring of Engelhard/ICC.

(4) Includes Mr. Wilson's compensation for consulting services provided to Engelhard/ICC of $100,000 in 1997 and $20,833 in 1996. Mr. Wilson's consulting services were covered under a consulting agreement which was terminated December 31, 1997.

(5) Represents loan forgiveness which includes principal and accrued interest in 1997 and a Engelhard/ICC 401(k) Profit Sharing Plan annual employer match of $3,100.

(6)  Represents automobile allowance.

(7) Represents an ICC Technologies, Inc. 401(k) Profit Sharing Plan employer match.

     The following table sets forth information concerning grants of stock options to purchase common stock during the fiscal year ended December 31, 1997 to the named executive officer.

                     Option/SAR Grants in Last Fiscal Year

                                                                                                Potential Realized Value at
                                                                                                Assumed Annual Rates of Stock
                                                                                                Price Appreciation for Option
                            Individual Grants                                                   Term
                            ------------------------------------------------------------------- ----------------------------------
                               Number of       Percent of
                              Securities          Total
                              Underlying      Options/SARs
                             Options/SARs      Granted to       Exercise or
                            Granted ($)(4)    Employees in      Base Price     Expiration Date        5%               10%
                                               Fiscal Year       ($/Sh)(3)                            ($)              ($)
--------------------------- ---------------- ---------------- ---------------- ---------------- ---------------- -----------------
William A. Wilson(1)            300,000           43.7%            $2.16          12/18/99          66,290           135,829
Manfred Hanuschek(2)             20,000            2.9%            $2.16          12/18/99           4,419             9,055

(1) Nonqualified stock options granted December 18, 1998, the exercisability of which is dependent upon the achievement of certain profitability performance criteria.

(2) Incentive stock options granted December 18, 1998, the exercisability of which is dependent upon the achievement of certain profitability performance criteria.

(3) The exercise prices equal the closing prices of the stock as reported by NASDAQ on the respective dates of grant of the options.

(4) The number of shares covered by the options are subject to anti-dilution adjustments in the event of any stock dividend, stock split or combination of shares, recapitalization or other change in the Company's capital stock. The vesting of the options is subject to acceleration in the event of a change in control of the Company, which means the consummation of any merger or consolidation involving the Company, any sale of substantially all of the Company's assets or other transaction or related transactions as a result of which a single person or several persons acting in concert own a majority of the Company's Common Stock (except for certain transactions that do not involve a change in the holders of a majority of the outstanding Common Stock and the ownership of a majority of the outstanding shares of Common Stock by a single person).

     The following table sets forth information concerning the exercise of options to purchase the Company's Common Stock by the named executive officers during the fiscal year ended December 31, 1997 as well as the number and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 1997.

             Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values


Name                Shares Acquired  Value       Number of Securities           Value of Unexercised
                    on Exercise (#)  Realized    Underlying Unexercised         In-the-Money
                                     ($)         Options/SARs at Fiscal Year    Options/SARs at Fiscal Year
                                                 End (#)                        End ($)
                                                 Exercisable/Unexercisable (1)  Exercisable/Unexercisable (2)
-------------------------------------------------------------------------------------------------------------
Irwin L. Gross         82,753       219,502(3)      753,000/420,000(4)                 $0/$0
William A. Wilson        -             -            168,334/436,666(5)                 $0/$0
Manfred Hanuschek        -             -             34,000/ 46,000(5)                 $0/$0

---------------

(1)  Includes both options and warrants to purchase common stock.

(2) The value reported represents the difference between the closing price as reported by NASDAQ on December 31, 1997 of $1.75, minus the exercise price, multiplied by the number of shares underlying the options and warrants.

(3) Mr. Gross exercised options to purchase common stock but did not sell shares into market.

(4) Includes warrants to purchase 698,000 shares of common stock of which 548,000 were exercisable as of December 31, 1997.

(5) In connection with the acquisition of Rare Medium on April 15, 1998, 305,000 of Mr. Wilson's outstanding options became immediately exercisable and 60,000 of Mr. Hanuschek's outstanding options became immediately exercisable.

     Compensation of Directors. Commencing June 1, 1996, each non-employee director receives an annual retainer of $10,000 plus a per meeting fee of $1,000 for each Board or Committee meeting attended, not to exceed $1,500 per day.

     The Company's Equity Plan for Directors provides that on the date on which a person first becomes an Eligible Director (each, a "First Grant Date"), and on each fifth anniversary of his First Grant Date, each Eligible Director will be automatically granted an option to purchase 50,000 shares of Company Common Stock, subject to antidilution adjustments in the event of any stock dividend, stock split or combination of shares, recapitalization or other change in the Company's capital stock, provided that sufficient shares are available under the Equity Plan for such grant. An "Eligible Director" is a director who is not, and has not been during the preceding 12 months, an officer or employee of the Company. The exercise price for options granted under the Equity Plan is the fair market value of the Company Common Stock on the date of the grant. Options will vest and be exercisable in five annual installments of 10,000 shares commencing on the first anniversary of the First Grant Date, provided that certain performance criteria, relating to future market prices of the Company's Common Stock, have been satisfied. All options under the Equity Plan will expire not later than ten years after the First Grant Date. If a director's service with the Company terminates for any reason other than death, all his options under the Equity Plan which are not then exercisable will terminate and the exercisable options will remain exercisable for a period of three months but not later than ten years after the First Grant Date. In the case of a director's death, all his options under the Equity Plan shall become immediately exercisable and may be exercised by such director's estate or assignee for a period of three years thereafter but not later than ten years after the First Grant Date. Immediately prior to a "change in control" of the Company, as defined under the plan, all outstanding options under the Equity Plan will immediately vest and become exercisable, subject to satisfaction of the performance criteria for the year in which such event occurs as if all of the outstanding options constitute an option installment for such year. The Equity Plan is administered by a committee of the Board which during 1997 was comprised of Irwin L. Gross and Albert Resnick.

     In connection with the acquisition of Rare Medium on April 15, 1998 pursuant to the Rare Medium Merger Agreement, the Board of Directors of the Company concluded that with respect to stock options to purchase shares of common stock of the Company held by those directors who resigned from the Board of Directors effective upon such acquisition as well as certain employees of the Company, the acquisition constituted a "change of control" of the Company solely for purposes of such stock options, and the Board determined to accelerate the vesting of all unvested stock options held by such individuals and to reset the per share exercise prices of all unexercised options held by such individuals to the lower of the market price of the Company's stock on April 18, 1998, plus $.25, or the then current exercise price of such options.

     Additional Information with Respect to the Compensation Committee Interlocks and Insider Participation in Compensation Decisions. The members of the Compensation Committee for the Company in 1997 were Charles Condy, Andrew Shapiro and Mark S. Hauser, outside directors. Messrs. Robert Aders, Andrew Shapiro and Mark Hauser also served as the members of the Stock Option Committee.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information, as of April 22, 1998, regarding beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each of the Company's names executive officers,
(iii) each director of the Company, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares indicated as owned by them.


Name and Address(1)            Position                         Number of Shares Owned         Percentage of Class
------------------------------ ----------------------------- ----------------------------- -----------------------------

Irwin L. Gross                 Chairman of the Board;                3,088,040(2)                     13.3%
330 South Warminster Road      Former President and CEO
Hatboro PA  19040

Glenn S. Meyers                Director, President and CEO             619,225(3)                      2.9%

William A. Wilson              Former President and CEO;               305,000(4)                      1.4%
                               President of ICC Desiccant
                               Technologies, Inc.

Charles T. Condy               Director                                    -0-                           0%

Robert Aders                   Director                                 20,000(5)                      0.1%

Manfred Hanuschek              Chief Financial Officer                  60,000(4)                      0.3%

Laura Huberfeld/Naomi Bodner   N/A                                   1,464,833                         5.7%
Partnership
152 W. 57th Street
New York NY  10019

All Executive Officers and     N/A                                   4,092,271                        18.1%
Directors as a group
(6 persons)

(1) Addresses are included for beneficial owners of more than 5%. Beneficial ownership has been determined pursuant to Rule 13d-3 of the Securities and Exchange Act.

(2) Includes 1,413,354 shares of Common Stock and currently exercisable options to purchase 205,000 shares of Common Stock, and warrants to purchase 698,000 shares of Common Stock. Also includes 771,692 shares of Common Stock held of record by trust for the benefit of the children of Mr. Gross, with respect to which he exercises voting and investment power.

(3) Does not include stock options to purchase 2,000,000 shares at $2.375 per share granted to Mr. Meyers as of April 15, 1998, which vest ratably on a monthly basis over a five year period.

(4) Consists of shares of Common Stock which may be acquired pursuant to currently exercisable options.

(5) Includes 10,000 shares of common stock and currently exercisable options to purchase 10,000 shares of common stock.

Item 13.          Certain Relationships and Related Transactions.

     On June 25, 1997 the Company loaned Irwin L. Gross $230,467 to enable him to exercise his option to acquire 82,573 shares of Common Stock of the Company at $2.875 per share. The loan was a full recourse loan which bears interest equal to prime (8.75%) with such rate to be adjusted at the respective rate as of each anniversary date. The loan matures June 2002.

     In February, 1997 the Company forgave indebtedness of $42,253 owed by Irwin
L. Gross to the Company, representing principal and accrued interest due under a promissory note evidencing a loan of $70,000 made in April 1993.

     As a condition to the formation of E/ICC pursuant to the joint venture asset transfer agreement with Engelhard in February, 1994, Mr. Gross entered into a five year employment agreement with E/ICC, dated

February 7, 1994, pursuant to which Mr. Gross was employed as the Chief Executive Officer of E/ICC and was required to devote a majority of his business time to the business of the Partnership, at an annual salary of $155,000, subject to certain adjustments. Mr. Gross also received an annual salary in 1997 of $150,000 from the Company for his services as its Chairman of the Board and President, although he does not have a written employment agreement with the Company. Mr. Gross' employment agreement with E/ICC was terminated effective February 27, 1998 as part of the E/ICC Restructuring.

     Effective October 1997 Mr. Wilson was named Chief Executive Officer and President of the Company and commencing thereon was to receive an annual aggregate salary of $200,000. Prior thereto Mr. Wilson was being paid a $50,000 annual salary by the Company. Effective October 15, 1996, Mr. Wilson entered into a consulting agreement for consulting services to E/ICC whereby Mr. Wilson received $8,333 per month in compensation. Such consulting agreement was cancelled December 31, 1997. Effective April 15, 1998 Mr. Wilson resigned as President and CEO of the Company and Glenn S. Meyers became the President and CEO of the Company. Mr. Wilson continues as the President and CEO of ICC Desiccant Technologies, Inc., a wholly-owned subsidiary of the Company. Mr. Wilson does not have a written employment agreement with the Company or ICC Desiccant Technologies, Inc.


     In connection with the transactions consummated pursuant to the Rare Medium Merger Agreement, ICC entered into an Employment Agreement effective April 15, 1998 with Glenn S. Meyers. Pursuant to the Employment Agreement, Mr. Meyers has been engaged as the President and Chief Executive Officer of ICC and Rare Medium to serve for a term of 5 years at an annual base salary of $250,000, with a minimum annual increase during the term of not less than 4% per annum. In addition to Base Compensation, Mr. Meyers shall be entitled to receive for each calendar year during the term, incentive compensation equal to 2% of revenues derived from activities of Rare Medium for such calendar year in excess of the revenues of Rare Medium for the preceding year. The Employment Agreement provides Mr. Meyers with a right to terminate the agreement upon a breach of the Agreement or certain events constituting a "change in control" of ICC as defined therein, upon which Mr. Meyers would be entitled to receive all salary and incentive compensation for the remaining term, the cash value of all benefits which would have been received by him for the remaining term and the cash value off all unexercised stock options (whether or not vested) or the cashless exercise value thereof. The Employment Agreement also contains a covenant not to compete with ICC or any of its affiliates for the term of the Employment Agreement, plus one additional year. Concurrently with the execution of the Employment Agreement with Mr. Meyers, ICC granted to Mr. Meyers incentive and non-incentive stock options to acquire an aggregate of 2,000,000 shares of common stock of ICC at exercise prices equal to $2.375 per share, which options will become exercisable ratably on a monthly basis over a period of 60 months from the date of grant and expire ten years from the date of grant.

     See "Item 11 Executive Compensation" above.

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

                           10.19 Form of Amendment assignment and transfer to Hexcel all contracts between Engelhard/ICC and Ciba-Geigy, dated October 19, 1995 was filed as an exhibit to ICC's Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.

                           10.20 Asia Pacific Market Development Agreement between Carrier APO and the Partnership dated September 12, 1996 was filed as an exhibit to ICC's Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.

                           10.21 Agreement of Lease Between 330 South Warminster Associates, L.P. as Landlord and Engelhard/ICC as Tenant, including lease guarantee, dated February 4, 1997 was filed as an exhibit to ICC's Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.

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

                          *10.24 E/ICC Purchase and Sale Agreement dated as of November 17, 1997 by an among ICC Investment, L.P., ICC Desiccant Technologies, Inc. and Engelhard DT, Inc.

                          *10.25 Rotor Supply Agreement dated as of February 27, 1998 by and between Engelhard HexCore, L.P. and Fresh Air Solutions, L.P.

                          *10.26 Cassette Supply Agreement dated as of February 27, 1998 by and between Fresh Air Solutions, L.P. and Engelhard HexCore, L.P.

                          *10.27 Referral Agreement dated as of February 27, 1998 by and between Engelhard HexCore, L.P. and Fresh Air Solutions, L.P.

                          *10.28 Box Technology License Agreement dated as of February 27, 1998 by and between Fresh Air Solutions, L.P. and Engelhard HexCore, L.P.

                          *10.29 Wheel Technology License Agreement dated as of February 27, 1998 by and between Fresh Air Solutions, L.P. and Engelhard HexCore, L.P.

                          *10.30 E/ICC License Agreement dated as of February 27, 1998 by and between Fresh Air Solutions, L.P. and Engelhard Corporation.

                          *10.31 Sensor Supply Agreement dated as of February 27, 1998 by and between Fresh Air Solutions, L.P. and Engelhard Sensor Technologies, Inc.

                           10.32    Fresh Air Solutions, L.P. Limited
                                    Partnership Agreement dated February, 1998, between ICC Desiccant Technologies, Inc., as sole general partner and a limited partner, and Engelhard DT, Inc., a limited partner.

                          *10.33 Engelhard HexCore, L.P. Limited Partnership Agreement dated February, 1998, between Engelhard DT, Inc., as a sole general partner and a limited partner, and ICC Desiccant Technologies, Inc., a limited partner

                              21    Subsidiaries of  ICC Technologies, Inc.
                                    ICC Desiccant Technologies, Inc., a Delaware
                                    Corporation
                                    Fresh Air Solutions L.P., a
                                    Delaware limited partnership
                                    ICC Investment L.P., a Delaware limited
                                    partnership

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

-----------------
* Previously filed as Exhibit to Form 10-K for the year ended December 31, 1997.

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

(Registrant):     ICC Technologies, Inc.
                  -------------------------------------

                  By: /s/ Manfred Hanuschek
                      ---------------------------------
                                (Signature)

Name and Title: Manfred Hanuschek, Chief Financial
                  Officer
                ----------------------------------

Date:                      April 30, 1998
                        --------------------