Form 10-Q
period 1998-03-31
ICC TECHNOLOGIES INC
filed 1998-05-15
CIK 756502

Conformed Copy
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ or ____

                         Commission file number 0-13865

                             ICC TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 23-2368845
---------------------------------------           ----------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification Number)

       330 South Warminster Road
       Hatboro, Pennsylvania                             19040
---------------------------------------           ----------------------
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

                     Common Stock, par value $.01 per share
                25,989,300 shares outstanding as of May 13, 1998.

--------------------------------------------------------------------------------

                            INDEX TO FORM 10-Q REPORT

PART I.  FINANCIAL INFORMATION                                       PAGE NO.
-------  ---------------------                                       --------

Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets at March 31, 1998 and          3
             December 31, 1997

             Consolidated  Statements of Operations - Three months      4
             ended March 31, 1998 and 1997

             Consolidated Condensed Statements of Cash Flows -          5
             Three months ended March 31, 1998 and 1997

             Notes to Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of  Operations.                          9

PART II  OTHER INFORMATION

Item 1.  Legal proceedings                                              13

Item 2.  Changes in Securities                                          13

Item 3.  Defaults Upon Senior Securities                                13

Item 4.  Submission of Matters to Vote of Security Holders              13

Item 5.  Other Information                                              13

Item 6.  Exhibits and Reports on Form 8-K                               13

         SIGNATURES                                                     14

                              ICC TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                         March 31,      December 31,
                                                                                           1998             1997
                                                                                        -----------      ----------

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                          $17,289,611      $1,257,483
     Accounts receivable, net of allowance for doubtful accounts
         of $453,824                                                                      1,612,188               0
     Inventories                                                                          2,269,174               0
     Prepaid expenses and other                                                             306,532         406,558
                                                                                        -----------      ----------
                   Total current assets                                                  21,477,505       1,664,041


PROPERTY, PLANT AND EQUIPMENT, net                                                        2,495,488        7,614.83
NOTES RECEIVABLE FROM RARE MEDIUM                                                         1,500,000         350,000
RESTRICTED CASH                                                                             750,000       2,500,000
INVESTMENT IN ENGELHARD HEXCORE                                                             249,772               0
OTHER ASSETS, net                                                                            31,186               0

                                                                                        -----------     -----------
                       Total assets                                                     $26,503,951     $ 4,521,656
                                                                                        ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable                                                                   $ 1,065,188     $ 97,986.24
     Short - term loan                                                                    2,750,000               0
     Accrued liabilities                                                                  3,391,713         183,518
                                                                                        -----------     -----------
                   Total current liabilities                                              7,206,901         281,504
                                                                                        -----------     -----------

LONG TERM DEBT                                                                               93,678               0
LOSSES OF ENGELHARD/ICC IN EXCESS OF INVESTMENTS                                                  0       7,302,358
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY(DEFICIT):
     Common stock, $.01 par value, authorized 50,000,000 shares,
         issued 21,519,998 shares at March 31, 1998 and December 31, 1997                   215,200         215,200
     Additional paid-in capital                                                          51,346,744      51,308,904
     Note receivable from officer/director                                                 (230,467)       (230,467)
     Accumulated deficit                                                                (31,956,675)    (54,184,413)
     Less:  Treasury common stock, at cost, 66,227 shares                                  (171,430)       (171,430)
                                                                                        -----------     -----------
                   Total stockholders' equity  (deficit)                                 19,203,372      (3,062,206)
                                                                                        -----------     -----------
                       Total liabilities and stockholders' equity (deficit)              26,503,951       4,521,656
                                                                                        ===========     ===========


                      The accompanying notes are an integral part of the consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                  Three months ended
                                                                          ----------------------------------
                                                                             March 31,           March 31,
                                                                               1998                 1997
                                                                          ------------          ------------

REVENUES                                                                  $  1,530,561          $          0
COST OF SALES                                                                1,860,935                     0
                                                                          ------------          ------------
     Gross loss                                                                330,374                     0

OPERATING EXPENSES:
     Marketing                                                                 480,810                     0
     Engineering                                                               254,125                     0
     General and administrative                                                977,393               429,925
                                                                          ------------          ------------
         Total operating expenses                                            1,712,328               429,925
                                                                          ------------          ------------
     Loss from operations                                                    2,042,702               429,925

OTHER INCOME(EXPENSE):
     Gain on restructuring of Engelhard/ICC                                 24,256,769                     0
     Interest income                                                           102,837               135,144
     Interest expense                                                          (47,716)                    0
     Equity interest in net loss of investments                                (41,450)           (1,394,000)
                                                                          ------------          ------------
         Other income (expense)                                             24,270,440            (1,258,856)

                                                                          ------------          ------------
NET INCOME(LOSS)                                                          $ 22,227,738          $ (1,688,781)
                                                                          ============          ============

BASIC EARNINGS PER SHARE
     Net income (loss) per share                                          $       1.04          $      (0.08)
                                                                          ============          ============
     Weighted average common shares outstanding                             21,453,771            21,315,771
                                                                          ============          ============
DILUTED EARNINGS PER SHARE:
     Net income (loss) per share                                          $       1.03          $      (0.08)
                                                                          ============          ============
     Weighted average common and common equivalent shares outstanding       21,569,879            21,315,771
                                                                          ============          ============



           The accompanying notes are an integral part of the consolidated financial statements.

                             ICC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          Three Months Ended
                                                                                                                March 31
                                                                                                    -------------------------------
                                                                                                        1998               1997
                                                                                                    ------------       ------------
Cash Flows from Operating Activities:
Net Income (loss)                                                                                   $ 22,227,738       $ (1,688,781)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Gain on Restructuring of Engelhard/ICC                                                        (24,256,769)                 0
       Depreciation and amortization                                                                     186,957                982
       Equity interest in net loss of investments                                                         41,450          1,394,000
       Compensation expense in connection with issuance of
       common stock, stock options and warrants                                                           37,837                  0
       Provision for doubtful accounts                                                                     9,000                  0
       Increase in inventory reserve                                                                      50,000                  0
       (Increase) decrease in:
                     Receivables                                                                      (1,019,165)                 0
                     Inventories                                                                        (217,280)                 0
                 Prepaid expenses and other                                                             (391,517)            42,112
       Increase (decrease) in:
                 Accounts payable and accrued expenses                                                    35,647            137,090
                                                                                                    ------------       ------------
                                 Net cash used in operating activities                              $ (3,296,102)          (114,597)
                                                                                                    ------------       ------------

Cash Flows from Investing Activities:
       Capital contribution to Engelhard/ICC                                                                   0         (1,000,000)
       Cash received in connection with restructuring                                                 18,864,003                  0
       Issuance of notes receivable                                                                   (1,150,000)
       Purchase of restricted certificate of deposit                                                    (750,000)                 0
       Redemption of restricted certificate of deposit                                                 2,500,000                  0
       Purchases of property, plant and equipment, net                                                   (30,766)            (7,010)
                                                                                                    ------------       ------------
                                 Net cash provided by (used in) investing activities                $ 19,433,237         (1,007,010)
                                                                                                    ------------       ------------

Cash Flows from Financing Activities:
       Proceeds from issuance of common stock and warrants, net                                                0            112,613
       Repayments of borrowings                                                                         (105,007)                 0
                                                                                                    ------------       ------------
                                 Net cash provided by (used in) financing activities                $   (105,007)           112,613
                                                                                                    ------------       ------------

Net increase (decrease) in cash and cash equivalents                                                  16,032,128         (1,008,994)

Cash and cash equivalents, beginning of period                                                         1,257,483          9,641,114
                                                                                                    ------------       ------------
Cash and cash equivalents, end of period                                                            $ 17,289,611          8,632,120
                                                                                                    ============       ============

Cash paid for interest                                                                              $     28,600       $          0

                 The accompanying notes are an intergal part of the consolidated financial statements


                             ICC TECHNOLOGIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) MARCH 31, 1998

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in ICC Technologies, Inc's ("the Company") Annual Report on Form 10-K/A for the year then ended. Results of operations for the three months ended March 31, 1998 include the operations of the Company's 90% owned partnership, Fresh Air Solutions, L.P. (see Note
         3). Accounting policies followed by Engelhard/ICC will be adopted by the Company. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results of operations expected for the full year.

         On April 15, 1998, the Company acquired an internet professional services company, Rare Medium which will be accounted for under the purchase method of accounting and accordingly the results of operations and financial position of such acquisition have not been reflected in the financial statements of the Company as of March 31, 1998 (See Note
         7).

(2)      BUSINESS AND GOING CONCERN CONSIDERATIONS:

         Business

         Prior to February 27, 1998, ICC Technologies, Inc. (the "Company" or "ICC") through its partnership with Engelhard Corporation ("Engelhard"), designed, manufactured and marketed innovative climate control systems to supplement or replace conventional air conditioning systems. The Company and Engelhard formed the partnership Engelhard/ICC (the "Partnership") in February 1994; as a result, the Company had become principally a holding company, owning a 50% interest in Engelhard/ICC. In February 1998, Engelhard/ICC was divided into two separate operating partnerships: Fresh Air Solutions LP ("Fresh Air Solutions") and Engelhard HexCore LP ("Engelhard HexCore"). Fresh Air Solutions designs, manufactures and markets innovative climate control systems to supplement or replace conventional air conditioning systems. Engelhard HexCore designs, manufactures and markets desiccant coated and heat-exchange rotors and products manufactured from honeycomb substrate. ICC owns 90% of Fresh Air Solutions and 20% of Engelhard HexCore. Engelhard owns 10% of Fresh Air Solutions and 80% of Engelhard HexCore.

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

         Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The results of operations of the Company and Fresh Air Solutions, L.P. have been insufficient to cover costs of operations for the three months ended March 31, 1998. The Company has incurred cumulative losses since inception of approximately $32 million through March 31, 1998. The Company's continuation as a going concern is dependent on its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis, (ii) obtain additional financing as may be required, and
         (iii) ultimately attain profitable operations and positive cash flows from its operations. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

         The cash utilized in the Company's operating activities during the three months ended March 31, 1998 was financed primarily through the use of cash on hand and proceeds received in connection with the restructuring of the partnership. Management believes the Company will require additional capital during 1998. The Company would expect to satisfy such requirements by utilizing its cash on hand or in the event of a shortfall, by seeking equity or debt financing. The Company's ability to successfully obtain equity or debt financing, if necessary, in the future is dependent in part on market conditions and the performance of the Company. There can be no assurance that the Company will be able to obtain equity or debt financing in the future.

(3)      RESTRUCTURING OF THE  PARTNERSHIP:

         On February 27, 1998, the Company and Engelhard restructured the Partnership ("the Restructuring'). The Partnership was terminated and the net assets were divided into two separate operating limited partnerships, one to manufacture and market complete, active climate control systems under the name Fresh Air Solutions, LP and the other to manufacture and market heat-exchange and desiccant coated wheel-shaped rotors that are components of the climate control systems under the name Engelhard HexCore, LP. Pursuant to the Restructuring, ICC received approximately $18,600,000 in cash from Engelhard and 90% ownership and full control of Fresh Air Solutions. ICC retained a 20% equity interest in Engelhard HexCore. Fresh Air Solutions will purchase rotors exclusively from Engelhard HexCore at prices that are lower than the best prices Engelhard HexCore offers to other customers for such purchases. Engelhard continues to guarantee the lease on Fresh Air Solutions' manufacturing facility until 2002 and continues to guarantee up to $2,000,000 of Fresh Air Solutions' short-term debt. Engelhard's short-term debt guarantee is reduced to $1,000,000 after one year and completely terminated after two years. The Company's guarantee of 50% of the Partnership's $8.5 million indebtedness associated with the industrial development bonds and the related irrevocable letter of credit for $2,500,000 was terminated; as a result, $2,500,000 in cash equivalents previously held as collateral became unrestricted.

         The acquisition of Fresh Air Solutions, L.P. was accounted for under the purchase method of accounting. The sale of the Company's 60% interest in Engelhard HexCore resulted in a nonrecurring gain of $24.3 million . The Company and an investment banker were unable to determine the fair market values of either Fresh Air Solution or Engelhard HexCore within reasonable limits. As a result the nonmonetary consideration paid and received by the Company were recorded at the historical carrying amounts reflected in Engelhard/ICC.

         Pursuant to the Restructuring, the Company obtained full management control of Fresh Air Solutions, L.P. as of January 1, 1998 and was responsible for providing full financial support. Accordingly, the consolidated financial statements of the Company for the three months ended March 31, 1998, include the results of operations of Fresh Air Solutions, L.P.

         The following are the summarized unaudited financial results of the
         Partnership:

                                                 Quarter ended
                                                    March 31,
                                                      1997
                                                 -------------

           Results of operations:

           Revenues                              $  2,678,099
           Cost of goods sold                       3,312,712
                                                    ---------
           Gross profit(loss)                       (634,613)
           Operating expenses:

             Marketing                              1,016,655
             Engineering                              291,357
             Research and development                 146,315
             General and administrative               578,281
                                                      -------
           Loss from operations                   (2,667,221)
           Interest expense                           120,778
                                                      -------
           Net loss                              $(2,787,999)
                                                 ============

                                                    As of
           Balance sheet information:             March 31,
                                                     1997
                                                 ------------
           Cash                                     $  90,038
           Receivables                              2,395,785
           Inventory                                4,498,616
           Other current assets                       310,164
           Property, plant and equipment            9,056,120
           Cash held in escrow                         13,477
           Other noncurrent assets                  1,984,791
                                                 ------------
              Total Assets                       $ 18,348,991
                                                 ============

           Current liabilities                    $ 2,374,600
           Revolving credit line                    2,750,000
           Long term debt                           8,693,698
           Partners' capital                        4,530,693
                                                 ------------
              Total Liabilities and capital      $ 18,348,991
                                                 ============

         The Company's investment in Engelhard HexCore, LP is owned by a subsidiary, ICC Desiccant Technologies, Inc. The investment in the Engelhard HexCore, LP is accounted for under the equity method of accounting.

         Excluded from the consolidated statement of cash flows for the three month period ended March 31, 1998 was the effect of certain non-cash items received as consideration as part of the Restructuring including approximately $1 million in receivables, $2.3 million in inventory, $2.6 million in property, plant and equipment, $7.5 million in current liabilities which included $2.8 million in a short term loan.

(4)      STOCK TRANSACTIONS:

         Equity Investments

         There were no proceeds from the exercise of stock options or warrants in the three month period ended March 31, 1998. The Company received proceeds of approximately $113,000 from the exercise of stock options and warrants to purchase approximately 59,000 shares of Common Stock in the three month period ended March 31, 1997.

(5)      INCOME TAXES:

         The Company utilized the benefit of available net operating loss carryforwards with an equivalent tax benefit of approximately $6.3 million to offset any tax liability that arose as a result of the $18.6 million of taxable income that arose as a result of the Restructuring of the Partnership in three month period ended March 31, 1998.

(6)      EARNINGS PER SHARE

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or warrants were exercised or converted into Common Stock. The dilutive effect of stock options and stock warrants in the three months ended March 31, 1998 increased weighted average shares outstanding by 116,108 shares. Basic and diluted earnings per share were the same in the three months ended March 31, 1997 since the effect of all potential dilutive common shares was antidilutive.

(7)      SUBSEQUENT EVENT:

         On April 15, 1998, the Company acquired by merger Rare Medium, Inc., a privately held New York corporation ("Rare Medium"). Rare Medium is an Internet professional services company engaged in the design, delivery and implementation of Internet web site applications and strategies with its principal offices located in New York City and Los Angeles. The assets of Rare Medium comprise generally of cash, accounts receivable, prepaid expenses, work in process, equipment and leasehold improvements. ICC will account for the transaction under the purchase method for accounting. In consideration for merging with the Company, the stockholders of Rare Medium received in exchange for all of the outstanding shares of common stock of Rare Medium total consideration of approximately $45 million, consisting of a combination of $10 million in cash, $22.2 million in a promissory note and the remainder in 4,269,300 shares of Common Stock of ICC. On or before June 29, 1998, the Company intends to file with the Securities and Exchange Commission an amendment to the Form 8-K, originally filed on April 30, 1998, related to the acquisition of Rare Medium which will contain the historical and pro forma financial information related to Rare Medium and ICC Technologies, Inc. as provided by the Form 8-K requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, through Fresh Air Solutions, designs, manufactures and markets innovative climate control systems to supplement or replace conventional air conditioning systems.

The Company and Engelhard formed Engelhard/ICC (the "Partnership") in February 1994 to pursue the desiccant air conditioning business, which previously had been conducted by the Company. In exchange for a 50% interest in the Partnership, the Company transferred to the Partnership substantially all of its assets relating to its desiccant-based air conditioning business, subject to certain liabilities. Engelhard, in exchange for a 50% interest in the Partnership, (i) contributed $8,600,000 in capital to the Partnership, (ii) entered into the Engelhard Supply Agreement and the Engelhard License Agreement for ETS(TM) and (iii) agreed to provide credit support to the Partnership in the amount of $3,000,000. In addition, Engelhard extinguished a $900,000 obligation due to it by the Company.

On February 27, 1998, the Company and Engelhard restructured the Partnership. The Partnership was terminated and its net assets were divided into two separate operating limited partnerships, one to manufacture and market complete, active climate control systems under the name Fresh Air Solutions, LP and the other to manufacture and market products fabricated from honeycomb substrate material and the heat-exchange and desiccant coated wheel-shaped rotors that are components of the climate control systems under the name Engelhard HexCore, LP. All assets and liabilities of the Partnership related to or used in the Partnership's climate control systems business (including all assets and liabilities directly related to, located at or arising out of the Partnership's Hatboro facility) were transferred or assigned to Fresh Air Solutions. Under the Restructuring ICC received approximately $18.6 million in cash, a 90% ownership interest in and full management control of Fresh Air Solutions, LP. All assets and liabilities of the Partnership related to or used in the Partnership's honeycomb substrate and rotor business (including all assets and liabilities directly related to, located at or arising out of the Partnership's Miami facility) were retained by Engelhard HexCore. ICC retained a 20% ownership interest in Engelhard HexCore, LP. Engelhard received an 80% ownership interest in and full management control of Engelhard HexCore.

The Company accounts for its 20% interest in Engelhard HexCore under the equity method of accounting for investments.

On April 15, 1998, the Company acquired by merger Rare Medium, Inc., a privately held New York corporation ("Rare Medium"). Rare Medium is an Internet professional services company engaged in the design, delivery and implementation of Internet web site applications and strategies with its principal offices located in New York City. The assets of Rare Medium comprise generally of cash, accounts receivable, prepaid expenses, work in process, equipment and leasehold improvements. ICC will account for the transaction under the purchase method for accounting. In consideration for merging with the Company, the stockholders of Rare Medium received in exchange for all of the outstanding shares of common stock of Rare Medium total consideration of approximately $45 million, consisting of a combination of $10 million in cash, $22.2 million in a promissory note and the remainder in 4,269,300 shares of Common Stock of ICC. On or before June 29, 1998, the Company intends to file with the Securities and Exchange Commission an amendment to the Form 8-K, originally filed on April 30, 1998, related to the acquisition of Rare Medium which will contain the historical and pro forma financial information related to Rare Medium and ICC Technologies, Inc. as provided by the Form 8-K requirements.

Results of Operations

In connection with the Restructuring of the Partnership, effective January 1, 1998 the Company obtained full management control of, absorbed full losses of and was responsible for the funding of the climate control business of Fresh Air Solutions; as a result, the results of operations reflect the operations of the climate control business of Fresh Air Solutions for the three months ended March 31, 1998. Prior to the Restructuring of the Partnership, the Company's sole activities have related to its participation in the management of the Partnership.

The Company's revenue for the three months ended March 31, 1998 amounted to $1,530,561 compared to $0 for the same period in 1997. This increase in revenue is attributable to consolidation of the results of operations of Fresh Air Solutions L.P. as a result of the Restructuring. Revenues relate to equipment sales of approximately $1.5 million in 1998 as compared to the sale of equipment by Engelhard/ICC of $1.3 in the same period in 1997. The Company recorded a gross loss of $330,374 compared to $0 for the same period in 1997. This increase in gross loss is attributable to consolidation of the results of operations of Fresh Air Solutions L.P. as a result of the Restructuring. The gross loss on equipment sales decreased for the three months ended March 31, 1998 to approximately $330,000 as compared to a gross loss by Engelhard/ICC of approximately $621,000 for the same period in 1997. The reduction in gross loss was the result of increased efficiencies in labor and material costs.

The Company's operating expenses for the three months ended March 31, 1998 amounted to $1,712,328 compared to $429,925 for the same period in 1997. This increase in operating expense is attributable to consolidation of the results of operations of Fresh Air Solutions, L.P. in 1998 as a result of the Restructuring. The Company's operating expenses in 1997 consisted of general and administration expenses of ICC which was then a holding company. The operating expenses decreased to approximately $1,712,000, which also includes ICC corporate expenses of $370,056, compared to operating expenses by Engelhard/ICC of $2,032,608 for the same period in 1997. The reduction in operating costs was the result of cost containment measures initiated in 1998. These cost containment measures included restrictions on expenditures and reduction in office staff.

The Company's other income for the three months ended March 31, 1998 amounted to $24,270,440 compared to other expense of $1,258,856 for the same period in 1997. The increase in other income is attributable primarily to the gain of approximately $24.3 million related to the Restructuring of Engelhard/ICC.

The Company's net income for the three months ended March 31, 1998 increased to $22,227,738 compared with the net loss of $1,688,781 for the same period in 1997. This increase in the net income is attributable to the gain on the Restructuring of Engelhard/ICC. Basic earnings per share of Common Stock increased to $1.04 for the three month period ended March 31, 1998, compared with a loss of $.08 per share for the same period of 1996 as a result of the aforementioned increase in net income. Excluding the one-time gain on the restructuring of Engelhard/ICC, the net loss would have been $2,029,031 for the three month period ending March 31, 1998.

The Partnership's backlog for equipment amounted to approximately $2 million at May 13, 1998 versus $2.6 million in the comparable period in 1997. The decrease in backlog is primarily attributable to a significant decline in orders from the Asia-Pacific market and to customer concerns over component failures and odor issues. The decline in the Asia-Pacific market activity is largely attributable to the Asian-Pacific economies experiencing lower economic growth than had been previously enjoyed resulting in declines in many of the Asia-Pacific currencies in comparison to the US dollar. Continued weakness in Asian-Pacific currencies could adversely impact Asian-Pacific market activities. The Company believes that Fresh Air Solutions has adequately provided for existing and potential future warranty claims.

The Company is currently evaluating alternatives relating to a possible disposition of its climate control system business, which includes a possible spin-off to ICC's stockholders; however, the Company has not approved a formal plan of disposition.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $16,032,128 to $17,289,611 as of March 31, 1998 as compared to $1,257,483 as of December 31, 1997. The increase in cash is primarily attributable to the approximately $18 million cash received in connection with the Restructuring of Partnership on February 27, 1998, of which $10 million was used in connection with the acquisition of Rare Medium.

Net cash used in operating activities by the Company was $3,296,102 for the three months ended March 31, 1998 due primarily to working capital requirements of Fresh Air Solutions. Net cash provided from investing activities of approximately $19.4 million was the result of $18.6 million in cash received from Engelhard Corporation in connection with the Restructuring of the Partnership and the redemption of $2.5 million of previously restricted cash and cash equivalents. In April 1998 $10 million in cash was utilized in the purchase of Rare Medium.

The Company is currently evaluating the disposition of its climate control system business, which includes a possible spin-off to ICC's stockholders; however, the Company has not approved a formal plan of disposition. If ICC does not or is unable to dispose of the climate control business, the Company believes that capital will be required to support operations of the climate control business over the next year. The Company anticipates it will need to raise capital to retire the $22.2 million debt incurred in connection with the Rare Medium acquisition, which matures in the years 2000 to 2001. The Company anticipates it will need to raise capital to retire the $22.2 million debt which matures in the years 2000 to 2001. The Company would expect to satisfy such capital requirements by seeking equity financing. The Company's ability to successfully obtain equity financing in the future is dependent in part on market conditions and the performance of the Company. There can be no assurance that the Company will be able to obtain equity financing in the future. The Company has not yet determined whether or the extent to which it will require additional funds to finance operations of Rare Medium.

ICC has not declared any dividends on Common Stock and does not expect to declare dividends in the foreseeable future. Payment of future dividends will rest within the discretion of the Board of Directors and will depend, among other things, on ICC's earnings, capital requirements and financial condition.

The independent accountants' report on the audit of the Company's 1997 financial statements includes an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses since inception amounting to approximately $31.9 million through March 31, 1998. In order to continue operations, the Company has had to raise additional capital to offset cash consumed in operations. The Company's continuation as a going concern is dependent upon its ability to: (i) generate sufficient cash flows to meet its obligations on a timely basis; (ii) obtain additional financing or refinancing as may be required; and (iii) ultimately, attain profitable operations and positive cash flow.

Safe Harbor for Forward-Looking Statements

Except for historical matters contained herein, the matters discussed in this Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements reflect numerous assumptions and involve risks and uncertainties which may affect ICC Technologies, Inc. and its subsidiaries' business, financial position and prospects and cause actual results to differ materially from these forward-looking statements. Among the factors that could cause actual results to differ are whether the Company can obtain sufficient funds to finance working capital and other financing requirements, market acceptance of the Fresh Air Solutions' products, Rare Medium's limited operating history; competition; low barrier to entry in the internet industry; reliance on strategic relationships; rapid technological changes in the internet industry; and those risks discussed in the Company's filings with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings

                  Refer to the information regarding the settlement of the lawsuit wth Engelhard under the caption Legal Proceedings in the Company's Form 10-K Report for the year ended December 31, 1997.

Item 2.           Changes in Securities.

                  None

Item 3.           Defaults Upon Senior Securities

                  Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                  A Special Meeting of Shareholders of the Company was held February 23, 1998. The record date for the meeting was January 27, 1998. At such meeting, the holders of Common Stock, voting as a single class, approved the Master Agreement by and among ICC, Engelhard Corporation and Engelhard/ICC which provides in substance for a) the division of Engelhard/ICC into two separate partnerships, one to manufacture and market complete, active climate control systems ("Fresh Air Solutions, L.P.") and the other to manufacture and market the heat-exchange and desiccant coated wheel-shaped rotors that are components of the climate control systems ("Engelhard HexCore, L.P."); and the exchange by ICC and Engelhard of certain of their respective interests in each partnership and the payment, by Engelhard to ICC of approximately $18.6 million, such that after the exchange: ICC will own 90% of Fresh Air Solutions, L.P. and 20% of Engelhard HexCore, L.P.; and Engelhard will own 80% of Engelhard HexCore, L.P. and 10% of Fresh Air Solutions, L.P.

                  There were 21,453,771 shares entitled to vote at the Special Meeting of Shareholders. The were 11,529,228 votes in favor of the Master Agreement, 188,587 votes against and 87,510 in abstention.

Item 5.           Other Information

                  Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b) The following reports have been filed with the Securities and Exchange Commission.

                  Form 8-K dated February 27, 1998, as amended by Form 8-K/A as filed on April 29, 1998 related to effectuation of Restructuring of Engelhard/ICC pursuant to the Master Agreement dated as of November 17, 1997.

                  Form 8-K dated April 15, 1998 related to the acquisition of Rare Medium.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     May 14, 1998                        BY: /s/ Irwin Gross
     ------------------                          ---------------------
                                                 Irwin Gross, Chairman

DATE:    May 14, 1998                         BY: /s/Manfred Hanuschek
     ------------------                          ---------------------
                                                 Manfred Hanuschek
                                                 Chief Financial Officer