Form 10-Q
period 1998-06-30
ICC TECHNOLOGIES INC
filed 1998-08-18
CIK 756502

================================================================================


                                 Conformed Copy
                                 --------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998, or

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


                                 (215) 682-6600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 not applicable
                   -----------------------------------------
                    (Former name, former address and former
                   fiscal year if changed since last report)


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

            Common Stock, par value $.01 per share 26,185,685 shares
                       outstanding as of August 7, 1998.


================================================================================

                             ICC TECHNOLOGIES, INC.


                                      Index
                                      -----



PART I        FINANCIAL INFORMATION
------        ---------------------
Item 1        Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets at June 30, 1998
                    and December 31, 1997                                             3

                 Condensed Consolidated Statements of Operations - Three months
                    and six months ended June 30, 1998 and 1997                       4

                 Condensed Consolidated Statements of Cash Flows - Six months
                    ended June 30, 1998 and 1997                                      5

                 Notes to Condensed Consolidated Financial Statements                 6

Item 2           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                            11

PART II       OTHER INFORMATION
-------       -----------------

Item 1        Legal Proceedings                                                      19

Item 2        Changes in Securities                                                  19

Item 3        Defaults Upon Senior Securities                                        19

Item 4        Submission of Matters to Vote of Security Holders                      19

Item 5        Other Information                                                      19

Item 6        Exhibits and Reports on Form 8-K                                       19

              SIGNATURES                                                             20

                                        2

Part I - Financial Information
Item 1.  Financial Statements

                             ICC TECHNOLOGIES, INC.

                      Condensed Consolidated Balance Sheets

                       June 30, 1998 and December 31, 1997


                                                                                     June 30,          December 31,
                              Assets                                                   1998               1997
                                                                                       ----               ----
                                                                                   (unaudited)
Current assets:
    Cash and cash equivalents                                                      $  4,887,503          1,257,483
    Accounts receivable, net                                                          2,682,865             -
    Inventories                                                                       3,074,333             -
    Prepaid expenses and other current assets                                           564,371            406,558
    Investment in Engelhard Hexcore L.P.                                                157,772             -
                                                                                   ------------        -----------
                  Total current assets                                               11,366,844          1,664,041

Property, plant and equipment, net                                                    3,329,652              7,615
Note receivable                                                                         -                  350,000
Restricted cash                                                                         -                2,500,000
Goodwill, net                                                                        41,935,300             -
Other assets                                                                             47,460             -
                                                                                   ------------        -----------

                  Total assets                                                     $ 56,679,256          4,521,656
                                                                                   ============        ===========


               Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                             5,518,607            281,504
    Deferred revenue                                                                    317,688              -
                                                                                   ------------        -----------
                  Total current liabilities                                           5,836,295            281,504

Deferred rent                                                                            70,082              -
Notes payable                                                                        24,293,678              -
Losses in excess of investment balance                                                  -                7,302,358
                                                                                   ------------        -----------
                  Total liabilities                                                  30,200,055          7,583,862
                                                                                   ------------        -----------
Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value, authorized 50,000,000 shares, issued
       25,996,798 shares at June 30, 1998 and
       21,519,998 shares at December 31, 1997                                           259,969            215,200
    Additional paid-in-capital                                                       65,909,609         51,308,904
    Note receivable from director                                                      (230,467)          (230,467)
    Accumulated deficit                                                             (39,288,480)       (54,184,413)
    Treasury common stock, at cost, 66,227 shares                                      (171,430)          (171,430)
                                                                                   ------------        -----------

                  Total stockholders' equity (deficiency)                            26,479,201         (3,062,206)
                                                                                   ------------        -----------

                  Total liabilities and stockholders' equity                       $ 56,679,256          4,521,656
                                                                                   ============        ===========

See accompanying notes to consolidated financial statements.

                             ICC TECHNOLOGIES, INC.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)


                                                                        For the                             For the
                                                                  three months ended                   six months ended
                                                                        June 30                             June 30
                                                             ----------------------------          ------------------------
                                                                1998             1997               1998          1997
                                                                ----             ----               ----          ----
Revenue                                                      $ 2,268,912           -                3,799,473        -

Operating expenses:
    Cost of revenue                                            2,126,398           -                3,987,353        -
    General and administrative                                 3,249,177          568,111           4,961,485       998,036
    Amortization of intangible assets                          3,807,755           -                3,807,755        -
                                                             -----------      -----------          ----------    ---------

                  Total operating expenses                     9,183,330          568,111          12,756,593       998,036
                                                             -----------      -----------          ----------    ----------

Loss from operations                                          (6,914,418)        (568,111)         (8,957,120)     (998,036)
                                                             -----------      -----------          ----------    ----------

Other income (expense):
    Gain on restructuring of Engelhard                             -                -              24,256,769        -
    Interest income                                              120,588          163,928             226,832       299,072
    Interest expense                                            (445,975)           -                (493,691)       -
    Equity interest in net loss of investment                    (92,000)      (1,419,576)           (133,450)   (2,813,576)
                                                             -----------      -----------          ----------   -----------

                  Total other income (expense)                  (417,387)      (1,255,648)         23,856,460    (2,514,504)
                                                             -----------      -----------          ----------    ----------

                  Net income (loss)                          $(7,331,805)      (1,823,759)         14,899,340    (3,512,540)
                                                             ===========      ===========          ==========    ==========

Basic earnings per share
                  Net income (loss) per share                $      (.29)            (.09)                .64          (.17)
                                                             ===========      ===========          ==========    ==========

                  Weighted average common
                  shares outstanding                          25,231,597       21,280,927          23,342,684    21,265,235
                                                             ===========      ===========          ==========    ==========

Diluted earnings per share
                  Net income (loss) per share                $      (.29)            (.09)                .60          (.17)
                                                             ===========      ===========          ==========    ==========

                  Weighted average common and
                  common equivalent shares
                  outstanding                                 25,231,597       21,280,927          24,691,994    21,265,235
                                                             ===========      ===========          ==========    ==========

See accompanying notes to consolidated financial statements.

                             ICC TECHNOLOGIES, INC.

                 Condensed Consolidated Statements of Cash Flows

                     Six months ended June 30, 1998 and 1997

                                   (Unaudited)

                                                                                      1998              1997
                                                                                      ----              ----
Cash flows from operating activities:
    Net income (loss)                                                              $ 14,899,340       (3,512,540)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Gain on restructuring of Engelhard                                        (24,256,769)           -
          Depreciation and amortization                                               4,248,781            1,963
          Equity interest in net loss of investment                                     133,450        2,813,576
          Compensation expense in connection with issuances
              of common stock, stock options and warrants                               589,914            -
          Changes in assets and liabilities                                          (2,951,549)         188,859
                                                                                   ------------      -----------

                  Net cash used in operating
                     activities                                                      (7,336,833)        (508,142)
                                                                                   ------------      -----------

Cash flows from investing activities:
    Acquisition of Rare Medium, net of cash                                          (9,951,151)           -
    Capital contribution to Engelhard                                                    -            (3,250,000)
    Cash received in connection with restructuring of Engelhard                      18,864,003            -
    Purchases of property, plant and equipment, net                                    (350,551)          (7,010)
    Redemption of restricted certificate of deposit                                   2,500,000            -
                                                                                   ------------      -----------
                  Net cash provided by (used in) investing
                     activities                                                      11,062,301       (3,257,010)
                                                                                   ------------      -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock and warrants, net                              9,559          121,613
    Payments of borrowings                                                             (105,007)            --
                                                                                   ------------      -----------
                  Net cash provided by (used in) financing
                     activities                                                         (95,448)         121,613
                                                                                   ------------      -----------

Net increase (decrease) in cash and cash equivalents                                  3,630,020       (3,643,539)

Cash and cash equivalents, beginning of period                                        1,257,483        9,641,114
                                                                                   ------------      -----------

Cash and cash equivalents, end of period                                              4,887,503        5,997,575
                                                                                   ------------      -----------

Cash paid for interest                                                             $     74,959          261,563
                                                                                   ============      ===========

See accompanying notes to consolidated financial statements.

                             ICC TECHNOLOGIES, INC.

                         Notes to Condensed Consolidated
                              Financial Statements

                                  June 30, 1998
                                   (Unaudited)



(1)    Basis of Presentation

       Historically ICC Technologies, Inc. ("ICC" or the "Company") has been engaged in the design, development and manufacture and marketing of climate control systems. In 1998, through a series of transactions, the Company restructured its operations to focus on the business of providing Internet professional services to large and medium size businesses. This was accomplished by restructuring its Engelhard/ICC joint venture, purchasing Rare Medium, Inc. ("Rare Medium") and determining to dispose of Fresh Air Solutions (defined below) which sale is expected to be completed in the third quarter of 1998.

       On February 27, 1998, pursuant to a Master Agreement dated November 17, 1997, by and among ICC and Engelhard Corporation ("Engelhard"), ICC and Engelhard effectuated a restructuring of the Engelhard/ICC joint venture. In this restructuring, ICC and Engelhard exchanged certain of their respective interests and the Company received approximately $18.6 million of cash from Engelhard in exchange for certain assets of the partnership which resulted in a nonrecurring gain of $24.3 million. Subsequent to the restructuring, the Company has operated the remaining assets of the joint venture as a new partnership, Fresh Air Solutions, L.P. through its wholly-owned subsidiary ICC Desiccant Technologies, Inc. Fresh Air Solutions L.P. is engaged in the business of designing, manufacturing and marketing, desiccant-based climate control systems. ICC Desiccant Technologies is the general partner of, and holds a 90% interest in Fresh Air Solutions L.P. The acquisition of Fresh Air Solutions L.P. was accounted for under the purchase method of accounting. In addition, ICC retained a 20% interest in Engelhard Hexcore L.P. The Company and an investment banker were unable to determine the fair market values of the assets exchanged within reasonable limits. As a result, the nonmonetary consideration paid and received by the Company was recorded at the historical carrying amounts reflected in Engelhard/ICC's financial records.

       On April 15, 1998, the Company acquired by merger all of the stock of Rare Medium, Inc., a privately held New York corporation for total consideration of approximately $46.2 million, consisting of a combination of $10 million in cash, 4,269,300 shares of common stock of the Company and the balance in a secured promissory note in the principal amount of $22.2 million bearing interest of 8% due in two equal installments in 2000 and 2001. Rare Medium is an Internet professional services company engaged in the design, delivery and implementation of Internet web site applications and strategies, with its principal offices located in New York City. Its clients are located throughout the United States. The Company has accounted for the transaction under the purchase method of accounting. Any goodwill from the transaction will be amortized over a three year priod.

       Pursuant to the terms of the Rare Medium Merger Agreement, the Company agreed to use its best efforts to divest, as soon as practicable, its climate control systems business consisting principally of its interest in Fresh Air Solutions, L.P. and Engelhard/Hexcore (hereinafter referred to collectively as "Fresh Air Solutions") such that immediately after the completion of the divestiture, the sole operations of the Company would be those operations relating to Rare Medium and its business. On July 7, 1998 the Company announced that it had agreed in principle to terms to sell a majority of the business of Fresh Air Solutions to its management, for cash and a note.

                             ICC TECHNOLOGIES, INC.

                         Notes to Condensed Consolidated
                             Financially Statements

(1)  Continued

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K/A for the year then ended and the Current Report on Form 8-K/A with respect to the acquisition of Rare Medium. The accompanying consolidated financial statements as of June 30, 1998 include the results of operations and financial position of Rare Medium from its acquisition in April, 1998. Results of operations for the three months and six months ended June 30, 1998 include the operations of the Company's 90% owned partnership, Fresh Air Solutions, L.P. on a consolidated basis. Results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of results of operations expected for the full year.

(2)    Summary of Significant Accounting Policies

       The following represent additional accounting policies as a result of the acquisition of Rare Medium.

       Revenue Recognition

       Rare Medium recognizes revenue over the period of time of each engagement using primarily the percentage of completion method of accounting using labor hours incurred as the measure of progress towards completion. Deferred revenues represent the amounts invoiced in advance of services being performed. Work in progress, included in inventories, consists of the cost of services performed that have not been billed.

       Recently Issued Accounting Standards

       In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. SFAS No. 130, applicable in the first quarter of 1998, does not have a material effect on the Company's consolidated financial statements. SFAS No. 131 will be adopted for the Company's annual reporting in 1998. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. SFAS 133 will be effective for the Company in 2000. The Company's management is currently assessing the impact, if any, of this pronouncement. In April 1998, the American

                             ICC TECHNOLOGIES, INC.

                         Notes to Condensed Consolidated
                             Financially Statements

(2)  Continued

       Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software qualifies as internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting
       SOP 98-1, which will be effective for the Company's year ending
       December 31, 1999.

(3)    Going Concern Considerations

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The results of operations of ICC and its subsidiaries have been insufficient to cover costs of operations for the six months ended June 30, 1998. ICC and its subsidiaries have incurred cumulative losses since inception. The Company's continuation as a going concern is dependent on its ability to:

                (i) generate sufficient cash flows to meet its obligations on a timely basis,

               (ii) obtain additional financing as may be required, and

              (iii) ultimately attain profitable operations and positive cash flows from its operations.

       The accompanying consolidated financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

       The cash utilized in the Company's operating activities during the six months ended June 30, 1998, was financed primarily through the use of cash on hand and proceeds received in connection with the restructuring of the Engelhard/ICC partnership. Management believes the Company will require additional capital during 1998. The Company would expect to satisfy such requirements by seeking equity or debt financing and by completing the sale of Fresh Air Solutions. The Company's ability to successfully obtain equity or debt financing in the future is dependent in part on market conditions and the performance of the Company. There can be no assurance that the Company will be able to obtain equity or debt financing in the future, or if it is, whether the terms will be favorable to the Company.

                             ICC TECHNOLOGIES, INC.

                         Notes to Condensed Consolidated
                              Financial Statements


(4)    Pro Forma Results of Rare Medium

       The following are the summarized unaudited pro forma financial results assuming Rare Medium had been purchased on January 1, 1997. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Rare Medium and the Company constituted a single entity during such period.

                                               Three months ended                       Six months ended
                                                     June 30                                June 30
                                                      $(000)                                 $(000)
                                             -----------------------                ------------------------
                                             1998               1997                1998                1997
                                             ----               ----                ----                ----
         ($000's)
         --------
         Revenues                    $     2,269              982                 4,841            $   1,501
         Loss from
           Operations                     (6,914)          (3,951)              (12,994)              (8,002)
         Net Income (loss)                (7,332)          (5,181)               10,866              (10,503)
         Net Income (loss) per share
          -basic                            (.29)            (.20)                  .39                 (.41)
          -dilutive                         (.29)            (.20)                  .38                 (.41)

(5)    Capital Stock Transactions

       The Company issued 4,269,300 shares of common stock as partial consideration for the acquisition of Rare Medium, Inc. in April, 1998. In accordance with the Rare Medium Merger Agreement, the fair value of the common stock was determined based on a value of $3.29 per share, which represented the average of the closing prices of the Company's common stock for the period April 13, 1998 to April 17, 1998.

       Pursuant to the terms of the merger of Rare Medium and the Company, and as an inducement for him to enter into the agreement for his employment, the President and CEO was granted incentive and nonincentive stock options to acquire an aggregate of 2,000,000 shares of common stock of ICC at exercise prices equal to $2.375 per share, the fair value at the time of agreement, which options will become exercisable ratably on a monthly basis over a period of 60 months from the date of grant and expire ten years from the date of grant. In addition to the options granted to this officer, the Company also granted stock options to purchase an aggregate of approximately 1,000,000 shares of the Company's common stock to certain other employees, consultants and contractors of Rare Medium, which options are priced at $2.375 per share and become exercisable ratably on an annual basis over a three year period commencing on the one year anniversary of the date of grant.

       In addition the then Chairman of the Company was granted 500,000 options and two directors were granted 25,000 options each at an exercise price equal to $2.375 per share, and which become exercisable ratably on an annual basis over a three year period.

       The Company issued 200,000 shares for consulting services during the three months ended June 30, 1998.

                             ICC TECHNOLOGIES, INC.

                         Notes to Condensed Consolidated
                              Financial Statements



(6)    Income Taxes

       The Company and the Rare Medium Stockholders intend that the Rare Medium Merger Agreement shall constitute a tax-free plan of reorganization pursuant to Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended. As a result of various recent equity transactions, management believes the Company may have undergone an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforward may be limited.

(7)    Earnings Per Share

       Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or warrants were exercised or converted into common stock. The dilutive effect of stock options and stock warrants in the six months ended June 30, 1998 increased weighted average shares outstanding by 1,349,310. Basic and dilutive earnings per share were the same for the three months ended June 30, 1998 and for the three and six months ended June 30, 1997 since the effect of all potential dilutive common shares was antidilutive.

(8)    Subsequent Events

       On July 7, 1998, the Company announced that it had agreed in principle to terms to sell a majority of the business of Fresh Air Solutions to its management group, for cash and a note.

       On August 14, 1998, the Company and Rare Medium announced the consummation of the acquisition of DigitalFacades, Inc. ("DigitalFacades"). The purchase price for DigitalFacades was $3.0 million payable in shares of ICC's common stock. All of the shares issued in the DigitalFacades transaction are restricted securities and a portion will be held in escrow as security for DigitialFacades obligations under the acquisition agreement. In addition, DigitalFacades stockholders will be entitled to additional consideration in the form of shares of ICC if DigitalFacades achieves certain financial targets in 1998.

       On August 14, 1998, the Company and Rare Medium announced the completion of the acquisition of I/O 360 Digital Design, Inc. ("I/O 360"). The purchase price for I/O 360 was $3 million payable in shares of ICC's common stock. All of the shares are restricted securities and a portion will be held in escrow as security for I/O 360's obligations under the Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As a result of the Company's decision to dispose of its non-Internet related businesses, Management's Discussion and Analysis of Financial Condition and Results of Operations will focus on the Rare Medium business, as this will be the surviving business. For Management's Discussion and Analysis of Financial Condition and Results of Operations of ICC for prior periods, reference is made to ICC's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 1997, its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and other reports filed with the Securities and Exchange Commission.

Safe Harbor for Forward-Looking Statements

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT.

Overview

Rare Medium is a wholly-owned subsidiary of ICC, acquired by ICC on April 15, 1998. Rare Medium is an Internet professional services firm that provides Intranet, Extranet and Web site solutions and services to businesses. Rare Medium offers a comprehensive range of services to deliver Internet solutions designed to improve clients' business processes. Rare Medium's services include strategy consulting; needs analysis; creative, design and technology development; content development, implementation and integration; audience development; application development; maintenance and hosting. Rare Medium markets its services to large and medium-sized companies.

Rare Medium was formed as a privately held company in September of 1995 and, accordingly, has only a limited operating history upon which to base an evaluation of its business and prospects. Rare Medium and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Interactive media and Internet professional services. Such risks for Rare Medium include, but are not limited to, an evolving business model and the management of both internal and acquisition-based growth. To address these risks, Rare Medium must, among other things, continue to develop the strength and quality of its operations, maximize the value delivered to clients, enhance the Rare Medium brand, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that Rare Medium will be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on Rare Medium's and, in turn, ICC's business, results of operations and financial condition. Although Rare Medium has experienced revenue growth in recent periods, such historical growth rates may not be sustained or be indicative of future operating results. To the extent that revenues do not grow at anticipated rates, that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or that Rare Medium is unable to adjust operating expense levels accordingly, Rare Medium's, and in turn ICC's, business, results of operations and financial condition will be materially and adversely affected. For additional discussion, see "Risk Factors Relating to Rare Medium" below.

Rare Medium combines talent and experience in the areas of client services, marketing, technology, creative design, production management, and business consulting designed to produce business solutions that satisfy clients' needs. Rare Medium believes that its work has proven that with skilled planning and a crafted approach, new media can enhance communication and streamline business processes.

o Business & Marketing Consulting: Rare Medium works with clients to identify business objectives; Rare Medium's professionals assist with strategy briefs and cost benefit analysis for projects. Rare Medium offers analysis of clients' market positions, technical infrastructures, and specific business requirements for solutions.

In the area of marketing and promotions, Rare Medium offers clients the following online marketing solutions, as well as programs tailored to each specific client, including search engine registration and positioning, and targeted public relations strategy. Rare Medium can also provide support in:

o Media execution: working with its clients to develop advertising strategies that accomplish online marketing goals and objectives.

o Tracking and evaluation: tracking all visitor activity on clients' sites, and providing detailed reports based on clients' needs.

o Audience development: recommending and implementing plans to expand clients' consumer base.

o Web Site Development: Rare Medium is known for its expertise at creating branded environments, both for kids and for adults, that build on product equity. Rare Medium can build e-commerce sites that optimize the Internet as a distribution system. Rare Medium can also help clients meet specific goals with the construction of intranets, extranets, and unique software tailored to client needs. The design, strategy and development use available and current technologies.

Custom Application Development: Rare Medium creates communications solutions for clients in a variety of media, including Internet Web sites, CD-ROMs, and kiosks, using top-notch creative talent and state-of-the-art technology. Rare Medium designs and architects secure corporate intranets and extranets that can reduce the costs of internal communication and refine workflow. Specifically, Rare Medium can:

o build e-commerce solutions that help businesses take advantage of the Internet as a new distribution system;

o create branded environments that build brand loyalty, promote products, and generate new leads for our clients;

o build corporate training tools that are versatile, updateable, and take advantage of new technology to improve work processes;

o create administration tools that allow Rare Medium or its clients to easily update and add content to a Web-based interface;

o use powerful Active Server Page technology to give content updaters control over adding, deleting, and editing database elements.

Internet Service & Hosting: By hosting its clients' sites Rare Medium is able to develop and maintain the site with complete parity between the development and live environments. Rare Medium locates its live servers in a state-of-the-art 7x24 facility offering high-speed access to the Internet.

Results of Operations

Rare Medium's results of operations for the quarter ended June 30, 1998 were adversely affected by several factors relating principally to the implementation of its growth strategy and involved (a) building the infrastructure both in terms of systems and personnel, and to a lesser extent, (b) devoting substantial resources to the two acquisitions consummated in August 1998. While the Company believes that such activities are important to the long-term success of the Company, individually and in combination, they had an adverse impact on both revenue and expense for the quarter ended June 30, 1998. While these activities will continue to impact the Company in the future quarters, management currently believes that the affect will not be as dramatic as in the quarter ended June 30, 1998. The specific activities the Company engaged in included the upgrading of the Rare Medium web site and Intranet and the scaling of the network to improve capacity and security also had a negative impact from a resource standpoint on the quarter, but are believed to be important to the long-term success of the Company. The hiring, integrating and training of key personnel across several functions similarly is a key factor supporting Rare Medium's growth and acquisition strategy. During the three months ended June 30, 1998 Company headcount increased by 26 or roughly 50%: including a new Chief Financial Officer; a Vice President of Legal and Business Affairs; a Vice President of Mergers and Acquisitions; a Managing Director of Rare Medium Atlanta, a senior programmer and systems administration and other personnel. The addition of these key personnel, along with the existing organization, form the foundation of the organization structure of Rare Medium. Finally, the integration and planning for Rare Medium's first two acquisitions, part of the growth strategy, impacted the results for the quarter.

Revenue

Revenue for Rare Medium for the three months ended June 30, 1998 was $1 million, with the balance of the revenue derived from the operations of Fresh Air Solutions.

Operating Expenses

Operating expenses (excluding amortization of goodwill) for the three months ended June 30, 1998 include $1.9 million related to Rare Medium. These operating expenses include both direct costs related to revenues, in addition to general administrative expenses. Included in those expenses are: professional fees related to the merger; costs related to building the systems infrastructure (web site and Intranet redesign and the scaling of the network) which in the aggregate were approximately $0.4 million. Excluding these expenses, operating expenses were $1.5 million.

Operating expenses for the six months ended June 30, 1998, excluding amortization of goodwill, include the results of Rare Medium for only the period subsequent to the merger in April which amounts were discussed above. Operating expenses for Fresh Air Solutions for the six months ended June
30, 1998 approximated $6.5 million.

Other Income and Expense

Other Income and Expense for the three months ended June 30, 1998 includes $0.4 million of interest expense related to Rare Medium. This expense represents the accrued interest on the Company's note payable to the original Rare Medium stockholders, payable in a combination of cash or common stock of ICC, at ICC's election, subject to some restrictions.

Net Income/(Loss)

For the three months ended June 30, 1998, ICC recorded a net loss of $7.3 million, which included $3.8 million in amortization of goodwill attributable to the acquisition of Rare Medium. The operating loss attributable to Rare Medium for this period was approximately $0.9 million. Excluding the previously mentioned operating expenses related to the redesign of the web site and Intranet, and scaling of the system's infrastructure, the loss for the three months ended June 30, 1998 would have been $0.5 million. The loss was primarily due to the factors described in "Results of Operations" and the hiring of additional employees as Rare Medium continued to build its infrastructure in anticipation of rapid growth.

Liquidity and Capital Resources

The Rare Medium subsidiary had $2.9 million in cash and equivalents at June 30, 1998. In addition to the operating loss, Rare Medium's major use of cash for the three months ending June 30, 1998 related to equipment purchases and costs related to leasehold improvements.

For the six months ended June 30, 1998, Fresh Air Solutions had negative cash flow from operations in excess of $4 million.

Management anticipates that Rare Medium will experience a substantial increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel. Rare Medium currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of Rare Medium's cash resources. In addition, Rare Medium expects to continue its active acquisition program as a critical part of its growth strategy. These acquisitions will represent a significant use of capital.

ICC has experienced net losses and negative cash flow from operations. While the Company believes it has the capital resources to meet its short term needs, it will be required to raise additional capital during the next 12 months to fund working capital or debt service requirements and acquisitions. In addition, ICC anticipates it will need to raise capital to retire the $22.2 million in debt incurred by ICC in connection with the Rare Medium acquisition, which matures one-half in the year 2000 and one-half in the year 2001.

ICC may sell additional equity or debt securities or seek credit facilities to fund Rare Medium's capital requirements and to satisfy its debt obligations to the former stockholders of Rare Medium. As of the date hereof, neither ICC nor Rare Medium has entered into any agreements or commitments to sell additional equity or debt securities or to obtain a credit facility for such purposes. Sales of additional equity or convertible debt securities would result in additional dilution to ICC's stockholders. Rare Medium may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Rare Medium's future liquidity and capital requirements will depend upon numerous factors, including the success of Rare Medium's existing and new service offerings and competing technological and market developments. There is no guaranty that such funding will be available, or available under terms acceptable to ICC or Rare Medium. If ICC or Rare Medium requires and is unable to obtain such funding, there would be a material adverse effect on Rare Medium's, and in turn ICC's, business, results of operations and financial condition. See "Risk Factors--Future Capital Needs; Uncertainty of Additional Financing."

To the extent that revenues do not grow at anticipated rates, that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or that Rare Medium is unable to adjust operating expense levels accordingly, Rare Medium's and, in turn, ICC's business, results of operations and financial condition will be materially and adversely affected.

Subsequent Events

On August 14, 1998, the Company and Rare Medium announced the completion of the acquisitions of DigitalFacades and I/O 360. DigitalFacades, a privately-held developer of web sites and other interactive multimedia tools for corporate and marketing communications, was acquired in an all stock, tax-free transaction. DigitalFacades' clients include Bugle Boy, Epson America, Inc. and Beckman Coulter.

DigitalFacades' unaudited revenues for the year ended December 31, 1997 were $1 million and for the six months ended June 30, 1998 were $1 million. Unaudited results are not necessarily indicative of full years results and are subject to adjustment upon audit. The purchase price for DigitalFacades was $3.0 payable in shares of ICC's common stock. All of the shares issued in the DigitalFacades transaction are restricted securities and a portion will be held in escrow as security for DigitialFacades obligations under the acquisition agreement. In addition, DigitalFacades stockholders will be entitled to additional consideration, consisting of additional ICC stock, if DigitalFacades achieves certain financial targets in 1998.

I/O 360 Digital Design, Inc., a New York-based, privately-held interactive design studio specializing in visual and engineering solutions for all technology-mediated business environments was acquired in an all stock, tax-free transaction. I/0 360 has recently designed the web site identity for the New York Times' New York Today site, Yahoo Internet Life, Microsoft Press, and other complex projects for such clients as Microsoft, Mitsubishi, Citicorp, Sony, Fujitsu, Barnes & Noble and Prodigy. I/O 360's revenues for 1997 were $1.5 million and its unaudited revenues for the first half of 1998 were $1 million. The purchase price for I/O 360 was $3 million payable in shares of ICC's common stock. All of the shares are restricted securities and a portion will be held in escrow as security for I/O 360's obligations under the acquisition agreement.

Risk Factors Relating to Rare Medium

As a result of the acquisition of Rare Medium on April 15, 1998, the overall operations of ICC have changed substantially. The following risk factors relating to Rare Medium and its business should be considered, along with those risks discussed in ICC's filings previously made with the Securities and Exchange Commission.

Extremely Limited Operating History. Rare Medium was founded in September 1995 and has only a limited operating history on which to base an evaluation of its business and prospects. There can be no assurance that Rare Medium will be successful in meeting the challenges and addressing the risks it faces as a company both in an early stage of development and in a new and rapidly expanding market such as internet services, and the failure to do so could have a material adverse effect on Rare Medium's, and in turn, ICC's, business, results of operations and financial condition.

Future Capital Needs; Uncertainty of Additional Financing. Rare Medium's future liquidity and capital requirements will depend upon numerous factors, including the success of Rare Medium's existing and new service offerings, competing technological and market developments and the success of Rare Medium's growth and acquisition strategy. ICC believes it will be required to sell additional equity or debt securities or seek additional credit facilities to fund Rare Medium's capital requirements and satisfy its debt obligations to the former stockholders of Rare Medium. Sales of additional equity or convertible debt securities would result in additional dilution to ICC's stockholders. Rare Medium may also need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. There is no guaranty that such funding will be available, or available under terms acceptable to ICC or Rare Medium. If Rare Medium requires and is unable to obtain such funding, there would be a material adverse effect on Rare Medium's, and in turn, ICC's, business, results of operations and financial condition. If adequate funds are not available on acceptable terms, Rare Medium may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on Rare Medium's, and in turn, ICC's, business, results of operations and financial condition.

Risks Related to Acquisitions. A key component of Rare Medium's growth strategy is the acquisition of Internet professional services firms that meet Rare Medium's criteria for revenues, profitability, growth potential and operating strategy. There can be no assurance that Rare Medium or ICC will be able to acquire such candidates on acceptable terms or that pursuing such acquisitions, regardless of whether such acquisitions are completed, will not have a material adverse impact, either directly or indirectly, on Rare Medium, and in turn, ICC's, business, results of operations and financial condition.

Potential Fluctuations in Operating Results. As a result of Rare Medium's limited operating history, growth and the nature of the markets in which it competes, Rare Medium's historical financial data is of limited value in planning future operating expenses. Rare Medium believes that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. It is difficult to forecast accurately Rare Medium's revenues which are derived from the services it offers in providing Internet solutions. A significant shortfall in demand for Rare Medium's services could have an immediate and material adverse effect on Rare Medium's, and in turn, ICC's, business, results of operations and financial condition.

In addition, Rare Medium's quarterly results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of Rare Medium's control, including, but not limited to, demand for Internet solutions, the availability of suitable acquisition candidates, Rare Medium's ability to attract and retain skilled qualified personnel, government regulation and general economic conditions. Furthermore, it is possible that in some future quarters Rare Medium's results of operations may fall below the expectations of securities analysts and investors. In such event, the trading price of ICC's common stock would likely be materially and adversely affected.

Dependence on Key Personnel; Recruitment and Retention of Internet Solutions Professionals. Rare Medium's performance is substantially dependent on the continued services and on the performance of its executive officers and other key employees, many of whom have worked together only for a relatively short period of time. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on Rare Medium's, and in turn, ICC's, business, results of operations and financial condition. Further, Rare Medium's success depends in large part on its ability to identify, hire, train and retain Internet professionals who can provide the technical, strategic, creative, marketing and audience development skills required by clients. There is a shortage of qualified personnel and Rare Medium competes with other companies for this limited pool. Accordingly, there can be no assurance that Rare Medium will be able to attract or retain such qualified personnel in the future which if it fails to do so would have a material adverse effect on Rare Medium's, and in turn, ICC's, business, results of operations and financial condition.

Competition; Low Barriers to Entry. The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. Rare Medium expects competition to persist and increase in the future. Increased competition may result in price reductions, reduced margins and loss of market share, any of which could materially adversely affect Rare Medium's, and in turn, ICC's, business, results of operations and financial condition. Furthermore, most of Rare Medium's current and potential competitors have longer operating histories, larger installed customer bases, greater name recognition, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than Rare Medium and ICC, and could at any time increase their resource commitments to Rare Medium's markets. Further, there are relatively low barriers to entry into Rare Medium's business and Rare Medium expects that it will face additional competition from new market entrants in the future. Accordingly, there can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price or other advantages over those offered by Rare Medium, any of which could have a material adverse effect on Rare Medium's, and in turn, ICC's, business, results of operations and financial condition.

Management of Growth; Integration of Acquisitions. Rare Medium's growth has placed, and its anticipated continued growth through acquisitions and otherwise, is expected to continue to place, a significant strain on Rare Medium's, and in turn, ICC's, managerial, operational, financial and other resources. As of March 31, 1998, Rare Medium had grown to 57 employees since its inception in September 1995, and it expects that continued hiring of new personnel will be required to support its business. There can be no assurance that Rare Medium's or ICC's existing or future systems, procedures or controls will be adequate to support Rare Medium's operations or that Rare Medium's and ICC's management will be able to manage the growth and successfully integrate the organizations that Rare Medium acquires, if any. If Rare Medium is unable to manage either internal growth or growth through acquisitions effectively, Rare Medium's, and in turn, ICC's, business, results of operations and financial condition will be materially adversely affected.

Uncertain Maintenance and Strengthening of the Rare Medium Brand. Rare Medium believes that the maintenance and strengthening of the Rare Medium brand is an important aspect of its efforts to attract and maintain clients and that the importance of brand recognition will increase as competition in the market for Internet professional services increases. Moreover, client dissatisfaction with a single engagement could tarnish the perception of Rare Medium as a whole, despite any efforts by Rare Medium to maintain and strengthen the Rare Medium brand name. If Rare Medium fails to promote and maintain its brand, or incurs excessive expenses in an attempt to promote and maintain its brand, Rare Medium's, and in turn, ICC's, business, results of operations and financial condition will be materially adversely affected.

Reliance Upon Key Strategic Relationships. Rare Medium has established key strategic relationships with Microsoft and Marcomedia. The loss of either of these relationships would deprive Rare Medium of the opportunity to gain early access to leading-edge technology, cooperatively market products with the vendor, cross-sell additional services and gain enhanced access to vendor training and support. In the event that either of these strategic relationships is terminated, Rare Medium's, and in turn, ICC's, business, results of operations and financial condition may be materially adversely affected.

Uncertain Adoption of Internet Solutions; Dependence on Client Outsourcing. The market for Rare Medium's services will depend upon the adoption of Internet solutions by companies to improve their business processes. If critical issues concerning the ability of Internet solutions to improve business processes are not resolved or if the necessary infrastructure is not developed, Rare Medium's, and in turn, ICC's, business, results of operations and financial condition will be materially adversely affected.

Rapid Technological Change. There can be no assurance that Rare Medium will be successful in responding quickly, cost-effectively and sufficiently to the rapid technological change that characterizes the market for Internet professional services. If Rare Medium is unable, for technical, financial or other reasons, to adapt in a timely manner in response to changing market conditions or client requirements, Rare Medium's, and in turn, ICC's, business, results of operations and financial condition would be materially adversely affected.

Potential Liability to Clients. Rare Medium's failure or inability to meet a client's expectations in the performance of its services could injure Rare Medium's business reputation or result in a claim for substantial damages against Rare Medium or ICC, regardless of its responsibility for such failure. Such harm to Rare Medium's reputation or claim for damages, could adversely affect Rare Medium's, and in turn, ICC's, business, results of operations and financial condition.

Government Regulation and Legal Uncertainties. Rare Medium is not currently subject to direct government regulation, other than pursuant to the securities laws and the regulations thereunder applicable to all publicly owned companies, and laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet. Such laws and regulations could have a material adverse effect on Rare Medium's, and in turn, ICC's, business, results of operations and financial condition.

Year 2000 Compliance. Rare Medium utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in operating network access, content providers, and various administrative and billing functions. To the extent Rare Medium's software applications contain source codes that are unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or even possibly replacement of such applications, may be necessary. Rare Medium is in the early stages of conducting its Year 2000 audit and therefore is unable to make a reasonable estimate of the costs associated with Year 2000 compliance. Accordingly, no assurance can be given that any or all of Rare Medium's or third party systems are or will be Year 2000 compliant or that the costs required to address the Year 2000 issue or the impact of a failure to achieve substantial Year 2000 compliance will not have a material adverse effect on Rare Medium's, and in turn, ICC's, business, results of operations and financial condition.

                                      PART II

                                 OTHER INFORMATION

Item 1.   Legal Proceedings

          Refer to the information regarding the settlement of the lawsuit with Engelhard under the caption Legal Proceedings in the Company's Form 10-K Report for the year ended December 31, 1997.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          See Forms 8-K and 8-K/A dated April 15, 1998 and June 25, 1998, respectively for information concern the Company's acquisition of Rare Medium.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Financial Data Schedule Exhibit 27

     (b) The following reports have been filed with the Securities and Exchange Commission.

          Form 8-K dated April 15, 1998 related to the acquisition of Rare Medium.

          Form 8-K/A dated June 25, 1998 related to the acquisition of Rare Medium.

                                  SIGNATURES

Pursuant to the requirenments of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 17, 1998                          BY: /s/ Glenn S. Meyers
    -------------------                             --------------------
                                                    Glenn S. Meyers
                                                    Chairman,
                                                    President and CEO

DATE:   August 17, 1998                          BY: /s/ John S. Gross
    -------------------                             --------------------
                                                    John S. Gross
                                                    Senior Vice President
                                                    Chief Financial Officer