Form 10-Q
period 1998-09-30
ICC TECHNOLOGIES INC
filed 1998-11-17
CIK 756502

                                Conformed Copy


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998, or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ or ____

                        Commission file number 0-13865


                            ICC TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              DELAWARE                                  23-2368845
    -------------------------------               ----------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)


          44 West 18th Street, 6th Floor
               New York, New York                        10011
      ----------------------------------------         ----------
      (Address of principal executive offices)         (Zip Code)


                                 (212) 634-6950
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


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

           Common Stock, par value $.01 per share 27,521,119 shares outstanding as of November 11, 1998.

                            ICC TECHNOLOGIES, INC.

                                     Index


PART I   FINANCIAL INFORMATION                                              Page
------   ---------------------
Item 1   Financial Statements
           Condensed Consolidated Balance Sheets at September 30, 1998
             (Unaudited) and December 31, 1997                                 3

         Unaudited Condensed Consolidated Statements of Operations - Three
           months and nine months ended September 30, 1998 and 1997            4

         Unaudited Condensed Consolidated Statements of Cash Flows - Nine
           months ended September 30, 1998 and 1997                            5

         Notes to Unaudited Condensed Consolidated Financial Statements        6

Item 2   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               9

PART II  OTHER INFORMATION
-------  -----------------

Item 1   Legal Proceedings                                                    12

Item 2   Changes in Securities                                                12

Item 3   Defaults Upon Senior Securities                                      12

Item 4   Submission of Matters to Vote of Security Holders                    12

Item 5   Other Information                                                    12

Item 6   Exhibits and Reports on Form 8-K                                     12

         SIGNATURES                                                           13

Part I - Financial Information

Item 1.  Financial Statements

                            ICC TECHNOLOGIES, INC.

                   Condensed Consolidated Balance Sheets


                                                              September 30,    December 31,
                                                                  1998             1997
                                                               (Unaudited)
                                                                  ----             ----
 ASSETS
 Current assets:
   Cash and cash equivalents                                     974,367          1,257,483
   Accounts receivable, net                                    1,753,423                  -
   Work in process                                               430,663                  -
   Prepaid expenses and other current assets                       3,257            406,558
   Assets held for sale                                        1,500,000                  -
                                                            ------------       ------------
 Total current assets                                          4,661,710          1,664,041

 Property, plant and equipment, net                            1,866,399              7,615
 Note receivable                                                       -            350,000
 Restricted cash                                                       -          2,500,000
 Goodwill, net                                                44,243,650                  -
 Other assets                                                    401,940                  -
                                                            ------------       ------------
 Total assets                                                 51,173,699          4,521,656
                                                            ============       ============

 LIABILITIES AND STOCKLHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued liabilities                    3,060,384            281,504
   Deferred revenue                                              545,710                  -
                                                            ------------       ------------
 Total current liabilities                                     3,606,094            281,504

 Deferred rent payable                                            68,238                  -
 Notes payable                                                22,454,966                  -
 Notes payable - affiliates                                      109,000
 Loss in excess of investment balance                                  -          7,302,358
                                                             ------------       ------------
 Total liabilities                                             26,238,298          7,583,862
                                                             ------------       ------------

 Commitments and contingencies

 Stockholders' equity:
   Common stock, $.01 par value, authorized 50,000,000 shares, issued 27,521,119 shares at September 30, 1998 and
     21,519,998 shares at December 31, 1997                       275,211            215,200
   Additional paid-in capital                                  71,938,504         51,308,904
   Note receivable from director                                 (230,467)          (230,467)
   Accumulated deficit                                        (46,876,417)       (54,184,413)
   Treasury common stock, at cost, 66,227 shares                 (171,430)          (171,430)
                                                             ------------       ------------
 Total stockholders' equity (deficiency)                       24,935,401         (3,062,206)
                                                             ------------       ------------
 Total liabilities and stockholders' equity                    51,173,699          4,521,656
                                                             ============       ============

See accompanying notes to condensed consolidated financial statements.

                                   ICC TECHNOLOGIES, INC.

          Unaudited Condensed Consolidated Statements of Operations


                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                      1998           1997                1998           1997
                                                      ----           ----                ----           ----
Revenues                                         $  3,184,169    $        -        $  6,983,642    $         -

Operating expenses:
     Cost of revenue                                3,154,299             -           7,141,652              -
     General and administrative                     2,835,070       516,085           7,796,555      1,514,123
     Amortization of intangible assets              4,082,367             -           7,890,122              -
                                                 ------------    ----------        ------------    -----------
     Total operating expenses                      10,071,736       516,085          22,828,329      1,514,123
                                                 ------------    ----------        ------------    -----------
Loss from operations                               (6,887,567)     (516,085)        (15,844,687)    (1,514,123)
                                                 ------------    ----------        ------------    -----------

Other income / (expense):
     Gain on restructuring of Engelhard                     -             -          24,256,769              -
     Interest income                                   58,439       112,825             285,271        411,897
     Interest expense                                (520,379)            -          (1,014,070)             -
     Equity interest in net income (loss)
       of investments                                  10,650    (1,724,916)           (122,800)    (4,538,491)
     Loss on disposition of FAS                      (252,587)            -            (252,587)             -
                                                 ------------    ----------        ------------    -----------
     Total other income / (expense)                  (703,877)   (1,612,091)         23,152,583     (4,126,594)
                                                 ------------    ----------        ------------    -----------
     Net income / (loss)                           (7,591,444)   (2,128,176)          7,307,896     (5,640,717)
                                                 ============    ==========        ============    ===========

Basic earnings per share
     Net loss per share                          $     (0.28)    $   (0.10)        $       0.30     $    (0.26)
                                                 ============    ==========        ============    ===========
     Weighted average common shares outstanding    26,731,817    21,383,464          24,497,546     21,304,645
                                                 ============    ==========        ============    ===========
Diluted earnings per share
     Net loss per share                          $      (0.28)   $    (0.10)       $       0.28    $     (0.26)
                                                 ============    ==========        ============    ===========
     Weighted average common and common
     equivalent shares outstanding                 26,731,817    21,383,464          26,128,504     21,304,645
                                                 ============    ==========        ============    ===========

See accompanying notes to condensed consolidated financial statements.

                                      ICC TECHNOLOGIES, INC.

                     Unaudited Condensed Consolidated Statements of Cash Flows

                            Nine months ended September 30, 1998 and 1997

                                                                                          1998               1997
                                                                                        --------           --------
Cash flows from operating activities:
           Net income (loss)                                                         $   7,307,896     $   (5,640,717)
           Adjustments to reconcile net income (loss) to net cash
                provided by (used in) operating activities
                      Gain on restructuring of Engelhard                               (24,256,769)           -
                      Depreciation and amortization                                      8,553,299              2,945
                      Equity interest in net loss of investment                            122,800          4,538,491
                      Compensation expense in connection with issuances                       -
                           of common stock, stock options and warrants                     589,914            -
                      Loss on disposition of FAS                                           252,587            -
                      Changes in assets and liabilities                                 (2,838,441)            22,177
                                                                                     -------------     --------------
                                Net cash used in operating activities                  (10,268,714)        (1,077,104)
                                                                                     -------------     --------------
Cash flows from investing activities:
           Acquisitions, net of cash                                                   (10,041,986)           -
           Capital contribution to Engelhard                                                     -         (4,375,000)
           Cash received in connection with restructuring of Engelhard                  18,864,003            -
           Purchases of property, plant and equipment, net                                (682,069)            (9,951)
           Redemption of restricted certificate of deposit                               2,500,000            -
           Cash component of assets held for sale                                         (526,827)           -
                                                                                     -------------     --------------
                                Net cash provided by (used in) investing
                                     activities                                         10,113,121         (4,384,951)
                                                                                     -------------     --------------
Cash flows from financing activities:
           Proceeds from issuance of common stock and warrants, net                         53,696            210,415
           Payment of borrowings                                                          (181,219)            -
                                                                                     -------------     --------------
                      Net cash provided by (used in) financing activities                 (127,523)           210,415
                                                                                     -------------     --------------
Net decrease in cash and cash equivalents                                                 (283,116)        (5,251,640)
Cash and cash equivalents, beginning of period                                           1,257,483          9,641,114
                                                                                     -------------     --------------
Cash and cash equivalents, end of period                                             $     974,367     $    4,389,474
                                                                                     =============     ==============

See accompanying notes to condensed consolidated financial statements.

                            ICC TECHNOLOGIES, INC.

                        Notes to Condensed Consolidated
                             Financial Statements

                              September 30, 1998
                                  (Unaudited)

(1)  Basis of Presentation

During 1998, through a series of transactions, the Company has restructured its operations to focus on the business of providing Internet professional services to large and medium size businesses. This was accomplished by restructuring its Engelhard/ICC joint venture; purchasing the Internet-related businesses of Rare Medium, Inc. ("Rare Medium"), I/O 360, Inc. ("I/O 360") and DigitalFacades Corporation ("DigitalFacades"); and disposing of Fresh Air Solutions (defined below) in October, 1998 (see Note 8). Historically ICC Technologies, Inc. ("ICC" or the "Company") had been engaged in the design, development, manufacture and marketing of climate control systems.

On April 15, 1998, the Company acquired by merger all of the stock of Rare Medium, Inc. ("Rare Medium"), a privately held New York corporation. Rare Medium is an Internet professional services company engaged in the design, delivery and implementation of Internet web site applications and strategies, with its principal offices located in New York City. Total consideration for the purchase was approximately $46.2 million, consisting of a combination of $10 million in cash, 4,269,300 shares of common stock of the Company, and the balance in a secured promissory note. The note has a principal amount of $22.2 million bearing interest at the prime rate (currently 8.5%), due in two equal installments in 2000 and 2001. For further information regarding this transaction, see the Current Reports on Forms 8-K and 8-K/A filed by the Company on April 15, 1998 and June 25, 1998, respectively.

On August 14, 1998 the Company acquired by merger all of the stock of I/O 360, Inc., a privately held New York corporation, and DigitalFacades Corporation, a privately held California corporation. I/O 360 and DigitalFacades are Internet professional services companies engaged in the design, delivery and implementation of Internet web site applications and strategies. In consideration for the purchase of I/O 360, the Company issued 786,559 shares of common stock of the Company valued at $3.0 million (based on the average closing price per share of ICC Common Stock for the 15 trading days during the period from August 3, 1998 through August 21, 1998, inclusive as reported in the Wall Street Journal). In consideration for the purchase of DigitalFacades, the Company issued 719,144 shares of common stock of the Company valued at $3.0 million (based on the average closing price per share of ICC Common Stock for the 20 trading days prior to the August 13, 1998, as reported in the Wall Street Journal). For further information regarding these transactions, see the Current Report on Form 8-K filed by the Company on August 28, 1998.

The Company has accounted for the above transactions under the purchase method of accounting. The respective recognized purchase prices was allocated to net tangible assets, which consisted primarily of cash, accounts receivable, property and equipment, accounts payable, and notes payable. Goodwill resulting from the transactions, which was $45.7 million for Rare Medium, $3.2 million for I/O 360, and $3.2 million for DigitalFacades, is being amortized over a three year period.

The Company is integrating the operations of Rare Medium, I/O 360, and DigitalFacades under the Rare Medium brand name while achieving economies of marketing, purchasing, and operations, and while simultaneously leveraging relationships with various clients that existed prior to the mergers. To that end, the operations of Rare Medium and I/O 360 have largely been physically integrated due to I/O 360's move to a location in New York City adjacent to Rare Medium, and the Los Angeles operations of Rare Medium and DigitalFacades have been consolidated into one location.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the condensed consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K/A for the year then ended and the Current Report on Form 8-K/A with respect to the acquisition of Rare Medium. The accompanying unaudited condensed consolidated financial statements as of September 30, 1998 include the results of operations and financial position of Rare Medium from its acquisition in April, 1998, and include the results of operations of I/O 360 and DigitalFacades from their respective acquisitions in August, 1998. Results of operations for the three months and nine months ended September 30, 1998 include the operations of the Company's 90% owned partnership, Fresh Air Solutions, L.P. on a consolidated basis. Results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of results of operations expected for the full year. On October 14, 1998 the Company, through its wholly-owned subsidiary, completed the sale of a majority of its partnership interests in Fresh Air Solutions. Consequently, the assets of Fresh Air Solutions are shown on the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 1998 as "Assets held for sale." For further information regarding this transaction, refer to the Current Report on Form 8-K filed by the Company on October 29, 1998 as amended on Form 8-K/A filed on November 13, 1998.

(2)  Summary of Significant Accounting Policies

The following represent additional accounting policies as a result of the acquisition of Rare Medium.

Revenue Recognition

Rare Medium recognizes revenue over the period of time of each engagement using primarily the percentage of completion method of accounting using labor hours incurred as the principal measure of progress towards completion. Deferred revenues represent the amounts invoiced in advance of services being performed. Work in progress, included in inventories, consists of the value of services performed that have not been billed.

Recently Issued Accounting Standards

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. SFAS No. 130, applicable in the first quarter of 1998, does not have a material effect on the Company's consolidated financial statements. SFAS No. 131 will be adopted for the Company's annual reporting in 1998. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. SFAS 133 will be effective for the Company in 2000. The Company's management is currently assessing the impact, if any, of this pronouncement. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software qualifies as internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting SOP 98-1, which will be effective for the Company's year ending December 31, 1999.

(3)  Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The results of operations of ICC and its subsidiaries have been insufficient to cover costs of operations for the nine months ended September 30, 1998. The Company's continuation as a going concern is dependent on its ability to:

     (i) generate sufficient cash flows to meet its obligations on a timely basis,

     (ii) obtain additional financing as may be required, and

     (iii) ultimately attain profitable operations and positive cashflows from its operations.

The accompanying condensed consolidated financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

(4)  Pro Forma Results of Internet-Related Businesses

Subsequent to the sale of a majority of its partnership interests in Fresh Air Solutions, the Company's operations relate solely to the Internet professional and technical services of Rare Medium, I/O 360, and DigitalFacades. If these businesses had been combined on January 1, 1998, their unaudited revenue for the nine months ended September 30, 1998, would have totaled $6.2 million, versus $2.4 million for the nine months ended September 30, 1997, which includes only the revenue of Rare Medium.

(5)  Capital Stock Transactions

The Company issued 4,269,300 shares of common stock as partial consideration for the acquisition of Rare Medium, Inc. in April, 1998. In accordance with the Rare Medium Merger Agreement, the fair value of the common stock was determined based on a value of $3.29 per share, which represented the average of the closing prices of the Company's common stock for the period April 13, 1998 to April 17, 1998. The Company issued 786,559 shares of common stock as consideration for the purchase of I/O 360 in August, 1998. In accordance with the I/O 360 Merger Agreement, the fair value of the common stock was determined based on a value of $3.81 per share, which represented the average of the closing prices of the Company's common stock for the 15 trading days during the period from August 3, 1998 through August 21, 1998, inclusive. The Company issued 719,144 shares of common stock as consideration for the purchase of DigitalFacades in August, 1998. In accordance with the DigitalFacades Merger Agreement, the fair value of the common stock was determined based on a value of $4.17 per share, which represented the average of the closing prices of the Company's common stock for the 20 trading days prior to the August 13, 1998.

(6)  Income Taxes

The Company and the stockholders of Rare Medium, I/O 360, and DigitalFacades intend that each of their respective merger agreements shall constitute a tax-free plan of reorganization pursuant to Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended. As a result of various recent equity transactions, management believes the Company may have undergone an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforward may be limited.

(7)  Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or warrants were exercised or converted into common stock. The dilutive effect of stock options and stock warrants in the nine months ended September 30, 1998 increased weighted average shares outstanding by 3.0 million shares. Basic and dilutive earnings per share were the same for the three months ended September 30, 1998 and for the three and nine months ended September 30, 1997 since the effect of all potential dilutive common shares was antidilutive.

(8)  Subsequent Events

On October 14, 1998 the Company, through its wholly-owned subsidiary, ICC Desiccant Technologies, Inc., completed the sale of a majority its partnership interests in Fresh Air Solutions, L.P. ("FAS") for total consideration of $1,500,000, of which $1,125,000 was paid in cash and $375,000 was paid by delivery of an unsecured promissory note issued by FAS. As a result of the sale of partnership interests, ICC Desiccant retained, as its sole asset, a 32.4% passive investment limited partnership interest in Fresh Air Solutions. For further information on this transaction, refer to the Current Report on Form 8K dated October 14, 1998 as amended on form 8-K/A filed on November 13, 1998.

Subsequent to the sale of the partnership interests referred to above, FAS redeemed the 10% limited partnership interest in FAS held by Engelhard Corporation in exchange for the 20% limited partnership interest in Engelhard Hexcore, L.P. held by FAS and $1 million in cash. As a result, ICC Desiccant's interest in FAS has been increased to a 36% limited partnership interest. The remaining 64% is owned by the investment entity that purchased the FAS partnership interests from the Company.

Subsequent to this divestiture, the sole operations of the Company are the Internet-related operations of Rare Medium, I/O 360, and DigitalFacades.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As a result of the Company's recent disposition of its non-Internet related businesses, Management's Discussion and Analysis of Financial Condition and Results of Operations will focus on its Internet-related businesses. Subsequent to this disposition, which was completed October 14, 1998, the surviving businesses are Rare Medium, I/O 360, and DigitalFacades. For Management's Discussion and Analysis of Financial Condition and Results of Operations of ICC for prior periods, reference is made to ICC's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 1997, its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, June 30, 1998, and September 30, 1998 and other reports filed with the Securities and Exchange Commission.

Safe Harbor for Forward-Looking Statements

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THOSE FACTORS DESCRIBED ELSEWHERE IN THIS QUARTERLY REPORT.

Overview

Rare Medium, I/O 360, and DigitalFacades, (the "Rare Medium Group" or the "Internet Businesses") are wholly-owned subsidiaries of ICC. Rare Medium was acquired on April 15, 1998, and is an Internet professional services firm that provide intranet, extranet and Internet Website solutions and professional services to businesses. Rare Medium offers a comprehensive range of services to deliver Internet solutions designed to improve clients' business processes, and as such include strategy consulting; needs analysis; creative, design and technology development; content development, implementation and integration; audience development; application development; maintenance and hosting. Rare Medium markets its services to large and medium-sized companies.

Both I/O 360 and DigitalFacades were acquired on August 13, 1998. DigitalFacades is a Los Angeles-based Internet professional services firm whose clients include Bugle Boy, Epson America, Inc. and Beckman Coulter. I/O 360 Digital Design, Inc. is a New York-based interactive design studio specializing in visual and engineering solutions for all technology-mediated business environments. I/O 360 has recently designed the web site identity for the New York Times' New York Today site, Yahoo Internet Life, Microsoft Press, and other complex projects for such clients as Microsoft, Mitsubishi, Citicorp, Sony, Fujitsu, Barnes & Noble and Prodigy.

The Company is integrating the operations of Rare Medium, I/O 360, and DigitalFacades under the Rare Medium brand name while achieving economies of marketing, purchasing, and operations, and while simultaneously leveraging relationships with various clients that existed prior to the mergers. To that end, the operations of Rare Medium and I/O 360 have largely been physically integrated due to I/O 360's move to a location in New York City adjacent to Rare Medium, and the Los Angeles operations of Rare Medium and DigitalFacades have been consolidated into one location.

Revenue

Revenue for the Internet Businesses for the three months ended September 30, 1998 was $1.5 million, with the balance of the revenue derived from the operations of Fresh Air Solutions. Revenue for I/O 360 and DigitalFacades is included only from the date of acquisition, which was August 14, 1998 for both companies. On a pro forma basis, if the acquisitions had been effective January 1, 1998, unaudited revenues for the nine months ended September 30, 1998 would have totaled $6.2 million, versus $2.4 million for the nine months ended September 30, 1997, which includes only the revenue of Rare Medium. During the quarter, the Company made the decision to sacrifice some more immediate opportunities in order to dedicate the appropriate resources to obtaining specific high-potential, long-term engagements. There can be no assurance that these future projects will be obtained.

Operating Expenses

Operating expenses (excluding amortization of goodwill) for the three months ended September 30, 1998 include $2.8 million related to the Internet Businesses. These operating expenses include both direct costs related to revenues, and to general and administrative expenses. Included in those expenses are costs related to management's significant investment of time and resources into (a) building the systems infrastructure both in terms of systems (web site and Intranet redesign and the scaling of the network) and personnel;
(b) the organizational restructuring of the Company; (c) the reengineering and documentation of standard operating processes; and (d) the integration of I/O 360 and DigitalFacades into the Rare Medium functional and organizational structure. These expenses associated with these activities represent an investment in the operating infrastructure of the Company. While the Company believes these activities are crucial and beneficial to the long term growth of the Company, they did represent a significant component of operating expenses for the three months ended September 30, 1998.

Operating expenses for the nine months ended September 30, 1998, excluding amortization of goodwill, include the results of Rare Medium for only the period subsequent to the merger in April, and include I/O 360 and DigitalFacades for only the period subsequent to their respective mergers in August, which amounts were discussed above. Operating expenses for Fresh Air Solutions for the nine months ended September 30, 1998 approximated $10.0 million.

Other Income and Expense

Other Income and Expense for the three months ended September 30, 1998 includes $0.5 million of interest expense related to the Rare Medium acquisition. This expense represents the accrued interest on the Company's note payable to the original Rare Medium stockholders, payable in a combination of cash or common stock of ICC, at ICC's election, subject to some restrictions.

Net Loss

For the three months ended September 30, 1998, the Company recorded a loss of $3.5 million excluding $4.1 million in amortization of goodwill. Including the amortization, the net loss for the period was $7.6 million. The operating loss attributable to the Internet Businesses for this period was approximately $1.2 million. The loss was primarily due to the factors described in "Operating Expenses."

Liquidity and Capital Resources

The following discussion relates to the Internet Businesses.

The Internet Businesses had $1.0 million in cash and equivalents at September 30, 1998. In addition to the operating loss, the major use of cash for Internet Businesses for the three months ending September 30, 1998 related to equipment purchases and costs related to leasehold improvements.

In order to achieve the objective of its business plan, the Company anticipates it will need to raise capital to retire the $22.2 million in debt incurred by ICC in connection with the Rare Medium acquisition, which matures one-half in the year 2000 and one-half in the year 2001.

In order to fund the Internet Businesses capital requirements and to satisfy its debt obligations to the former stockholders of Rare Medium, the Company will need to sell additional equity or debt securities or seek credit facilities within six to twelve months. As of the date hereof, neither ICC nor Rare Medium has entered into any agreements or commitments to sell additional equity or debt securities or to obtain a credit facility for such purposes. Sales of additional equity or convertible debt securities would result in additional dilution to ICC's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of Rare Medium Group's existing and new service offerings and competing technological and market developments. There is no guaranty that such funding will be available, or available under terms acceptable to the Company. If the Company requires and is unable to obtain such funding, there would be a material adverse effect on the Company's business, results of operations and financial condition. In addition, in accordance with the conditions for continued listing on the NASDAQ / AMEX exchange, the Company has been notified that it does not currently meet such requirements because the price of its Common Stock is below $5.00 per share. The Company is currently considering alternatives which would enable it to remain listed on the NASDAQ National Market. In the event the Company is unable to maintain its listing on the NASDAQ National Market, it currently qualifies for, and it would apply for, listing on, the NASDAQ Small Cap Market.

To the extent that revenues do not grow at anticipated rates, that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or that the Internet Businesses are unable to adjust operating expense levels accordingly, Rare Medium Group's and, in turn, ICC's business, results of operations and financial condition will be materially and adversely affected.

For the nine months ended September 30, 1998, Fresh Air Solutions had negative cash flow from operations in excess of $5.5 million.

Year 2000 Issue

The "Year 200 Issue" refers to the problem of many computer programs using the last two digits to represent a year rather than four digits (i.e., "98" for 1998). Some of the computer programs used by the Company may have date-sensitive software that may not operate properly when dealing with years past 1999, which is when "00" will represent the year 2000. To the extent that this situation exists, there is a potential for computer system failure or miscalculations, which could cause a disruption of operation of that program. The problem is not limited to computer software, since some equipment may have date-sensitive processors that may not be able to properly use dates after the year 1999.

The Company has appointed a Year 2000 Task Force to perform an audit to assess the scope of Rare Medium's risks and bring its applications into compliance. This Task Force is currently in the process of completing its identification of applications that are not Year 2000 compliant. In addition, the Company has begun to ask its vendors, customers and content partners about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000.

Based on investigations to date, the Company believes most of its applications are Year 2000 compliant, and that expenditures to correct any deficiencies not yet identified would not be significant.

However, no assurance can be given that any or all of the Company's or third party systems are or will be Year 2000 compliant or that the costs required to address the Year 2000 issue or the impact of a failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's, financial condition or results of operations.

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

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Financial Data Schedule Exhibit 27

     (b) The following reports have been filed with the Securities and Exchange Commission.

         Form 8-K dated April 15, 1998 related to the acquisition of Rare Medium

         Form 8-K/A dated April 15, 1998 related to the acquisition of Rare
Medium

         Form 8-K dated August 20, 1998 related to a change in registrant's certifying accountant

         Form 8-K dated August 28, 1998 related to a change in registrant's certifying accountant

         Form 8-K dated August 28, 1998 related to the acquisitions of I/O 360, Inc. and DigitalFacades Corporation

         Form 8-K dated October 14, 1998 related to the sale of partnership interests in Fresh Air Solutions

         Form 8-K/A dated October 14, 1998 related to the sale of partnership interests in Fresh Air Solutions

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 16, 1998                       BY: /s/ Glenn S. Meyers
                                                    -------------------------
                                                    Glenn S. Meyers
                                                    Chairman,
                                                    President and CEO

DATE:   November 16, 1998                       BY: /s/ John S. Gross
                                                    -------------------------
                                                    John S. Gross
                                                    Senior Vice President
                                                    Chief Financial Officer