Form 10-K
period 1998-12-31
ICC TECHNOLOGIES INC
filed 1999-04-01
CIK 756502

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required] for the transition period from ____ to ____

                         Commission file number 0-13865

                             RARE MEDIUM GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    23-2368845
       ------------------------------                 --------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification Number)

           44 West 18th Street
           New York, New York                                    10011
  ---------------------------------------             --------------------------
 (Address of principal executive offices)                     (Zip Code)


                Registrant's former name - ICC Technologies, Inc.

       Registrant's telephone number, including area code: (212) 634-6950

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

                           Yes ___X___    No _______

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 29, 1999 was $111,686,000.

         As of March 29, 1999, 31,462,828 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The Company's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders will be filed on or before April 30, 1999 and is incorporated by reference in Part III of this Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's capital needs, business strategy, the listing of its common stock on the Nasdaq National Market, Year 2000 compliance, expectations and intentions. The words "believe," "anticipate," "expect," "estimate," "intend," and similar expressions identify forward-looking statements. Forward-looking statements necessarily involve risks and uncertainties, and the Company's actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under "Item 1. Description of Business" below and elsewhere in this report. The factors set forth below under "Item 1. Business" and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

ITEM 1 DESCRIPTION OF BUSINESS

BACKGROUND

Currently, Rare Medium Group, Inc., a Delaware corporation (the "Company"), through its wholly-owed subsidiary, Rare Medium, Inc. ("Rare Medium") and that company's subsidiaries, provides creative and innovative business solutions for the emerging digital economy. The Company provides integrated, Internet-based services that include: digital business and marketing strategy and consulting services, creative design services, and technology and systems integration services. These services are generally delivered in partnership with clients using a methodology designed for rapid delivery. The Company provides Internet-based solutions primarily for large and medium-sized companies including companies in the Fortune 500.

The Company was incorporated in the State of Delaware in 1985, as ICC Technologies, Inc. Prior to April 1998, the Company had been principally engaged in the design, development, manufacture and marketing of desiccant-based climate control systems. On April 15, 1998, the Company acquired Rare Medium, Inc, a New York corporation engaged in providing Internet professional services which was founded in September 1995 and has a limited operating history. Following the acquisition of Rare Medium, the Company divested itself of its desiccant-based air conditioning systems operations. On March 16, 1999, the Company's stockholders formally approved the change of the Company's name to Rare Medium Group, Inc. Providing Internet professional services and other Internet related products and services are the Company's sole businesses.

INDUSTRY BACKGROUND

The Internet has created a new paradigm for conducting business in the digital age, creating new forms of commerce, communicating with prospects, customers and business partners and for distributing products and services to consumers. Intranets, Extranets and Web sites (collectively, "Internet solutions") enhance the ability of businesses to create, store, process and distribute information. Intranets enable a company's employees to receive corporate information and training efficiently, communicate through e-mail, use the internal network's business applications, and access proprietary information. Similarly, an Extranet can extend part or all of the functionality of an Intranet to selected business partners outside of the company, for example, by providing a select group of customers with access to certain parts of its internal network. As a result of the availability of Internet solutions, companies fundamentally need to re-think their go-to-market strategies, business operating models and value chains.

By many industry analyst estimates, the Internet solutions marketplace is forecasted to be very robust in the 21st century. Forrester Research, Inc. estimates that the worldwide Internet professional services market will grow from $2.4 billion in 1997 to $32.8 billion in 2002, a compound annual growth rate of 68.7%. Other industry analysts estimate that the Internet and E-Commerce services spending will be $43.6 billion by 2002.

Businesses seeking to capitalize on the significant opportunities provided by Internet solutions face a formidable series of challenges integrating traditional and digital business models. Many of the traditional components of a company's value chain must be evaluated to determine the relevance in the new digital world. Many organizations are ill-equipped to think outside of their current, and often successful, business models. In addition, recent trends are changing the marketing communications requirements of businesses throughout the world. Businesses must also be able to rapidly develop and execute marketing strategies because shortening product life cycles reduce preparation time for marketing campaigns. New media, including Internet-based services, as well as CD ROMs, laptop PC presentations and interactive kiosks, have emerged as an integral component of marketing and communication strategy. These new media and the increasing complexity of sophisticated digital delivery, storage and multimedia enhancement tools and technologies enable companies to improve the effectiveness of communications, but pose additional challenges to businesses striving to link business strategy with rapidly changing technologies.

To perform the multitude of Internet professional services in-house, a company would have to make substantial commitments of time, money and technical personnel to keep current with rapidly evolving technologies, content presentation techniques and competitors' offerings. Professionals with the requisite strategic, technical and creative skills are often difficult to find and retain. In addition, many businesses are hesitant to expand their internal information systems or marketing departments for particular engagements at a time when they are attempting to minimize fixed costs to increase returns on investment. At the same time, external economic factors encourage organizations to focus on their core competencies and limit work forces in the information technology management and marketing areas. Accordingly, many businesses have chosen to outsource a significant portion of the design, development and maintenance of their Intranets, Extranets and Web sites and the development and implementation of their marketing strategies to independent professionals. These independent professionals can leverage accumulated strategic, technical and creative talent and track developments in a field characterized by extremely short technology, process and content life cycles. Companies seeking to establish Internet solutions may turn to their traditional marketing or technology service providers for assistance. However, most of these providers have neither a proven track record of successful Internet solution deployment nor the full portfolio of strategy, technology, marketing and creative skills required to serve client needs effectively. Most advertising and marketing communications agencies lack the extensive technical skills, such as application development and legacy system and database integration, required to produce the increasingly complex and functional solutions demanded by clients. Most national information technology consulting service providers have sizable corporate infrastructures and have therefore chosen to focus on multi-million dollar engagements such as Year 2000 projects and client/server enterprise resource planning software deployments, not Internet solution consulting engagements. Most large computer technology product and service vendors lack the creative and marketing skills required to build audiences and deliver unique and compelling content, and are further constrained by their need to recommend their proprietary brands. Internet access service providers, whose core strength is in providing Internet access and site hosting rather than solution development, typically lack both the necessary creative and application development skills.

A number of small Internet professional services firms have emerged to address the significant and rapidly growing market for Internet solutions. However, the small size and capital constraints of most of these firms restrict their ability to supply clients with the necessary depth and integration of strategic, technical and creative skills. Furthermore, many of these providers tend to develop expertise in a limited number of vertical markets because of the need to leverage the information and experiences gained from the relatively small number of Internet solution engagements they have completed. We believe that the rapidly increasing demand for Internet solutions and integrated marketing communications services, combined with the inability of most current providers to supply the full range and integration of strategic, technical and creative skills required by clients, has created a significant market opportunity for a scaled Internet professional services and integrated marketing communications services firm. In the currently fragmented and rapidly changing environment, an organization that could deliver the creative strengths of advertising and marketing firms, the strategic skills and technical capabilities of information technology consulting service providers, and the national reputation, economies of scale, multiple points of local presence and information sharing capabilities of a large organization could capitalize on this opportunity to help companies significantly improve their business processes.

STRATEGY

The Company's goal is to make Rare Medium a leading Internet professional services firm. The Company's strategy to achieve this objective includes: i) expanding operations by acquisition and internal growth; ii) leveraging best practices, reuse and creating operational efficiencies; iii) enhancing the Rare Medium brand; iv) continuously enhancing strategy, creative and technology service delivery excellence; and v) developing additional strategic relationships. In addition, the Company intends to continue to explore other Internet businesses that management believes may compliment the core Rare Medium business or can capitalize on the Rare Medium expertise.

Expanding Operations by Acquisitions and Internal Growth. Rare Medium is continuing to expand through acquisitions and internal growth. In addition, the Company has recently recruited senior executive talent from various management consulting and systems integration services companies. The Company believes that in the fragmented market for providing Internet professional services, rapidly building a critical mass of strategic, creative, technical and managerial talent through internal growth and acquisitions will provide Rare Medium with a distinct competitive advantage. As of December 31, 1998, the Company had offices in New York, Los Angeles, Atlanta and Phoenix with pending transactions that would add offices in Toronto, Dallas and San Francisco. The Company intends to continue to identify acquisition candidates that meet the Company's criteria for revenues, profitability, growth potential and operating strategy and to acquire and integrate additional companies, both in the United States and abroad, that meet those criteria. We expect the competition for acquisition candidates to continue to increase. There is no assurance that we will identify and compete for attractive acquisition candidates or complete acquisitions at reasonable purchase prices, in a timely manner or at all. To the extent our management must devote significant time and attention to the integration of technology, operations, businesses and personnel as a result of these acquisitions, our ability to service current clients and win new clients may suffer. In addition, our senior management faces the difficult and potentially time consuming challenge of implementing uniform standards, controls, procedures and policies throughout our current and future acquisitions. We could also experience financial or other setbacks if any of the acquired businesses experienced problems in the past of which our management is not presently aware. For example, if an acquired business had dissatisfied customers or had any performance problems, our reputation could suffer as a result of our association with that business. In addition, the Company may experience disputes with the sellers of acquired businesses and may fail to retain key acquired personnel.

Our success depends largely on the skills of certain key management and technical personnel, as well as key management and technical personnel of companies acquired by us. Several of our executive officers have recently joined the Company and many of our key personnel have worked together for a relatively short period. The loss of one or more of our key management and technical personnel may materially and adversely affect our business, results of operations and financial condition. We do not currently maintain key man insurance for any of our employees. We cannot guarantee that we will be able to replace any of such persons in the event their services become unavailable. While we have applied for $3 million in Key Man Insurance on our Chairman and Chief Executive Officer Glenn S. Meyers, there is no guarantee that we will receive such insurance.

Leveraging Best Practices, Reuse and Creating Operational Efficiencies. The Company has recently implemented an enterprise-wide knowledge Intranet to facilitate corporate learning across the various Rare Medium offices. At the conclusion of client engagements, Rare Medium employees will participate in post-engagement review where "lessons learned" and new and innovative creative and technology techniques will be harvested and catalogued on the Intranet. This Intranet will serve as a vehicle for capturing engagement best practices and "lessons learned" and leveraging these experiences across the enterprise to achieve operational efficiencies.

Enhancing the Rare Medium Brand. In a fragmented industry like Internet professional services, the Company believes that its brand is well-recognized. Nonetheless, enhancing the Rare Medium brand will be important to the Company's success. The Company markets itself through traditional brand promotion and other marketing strategies such as creation and distribution of sales and marketing collateral material, public relations campaigns and speaking engagements. The Company's success in its branding will likely also depend on establishing and maintaining close relationships with industry analysts, industry publications and continuing to obtain speaking engagements.

Continuously Enhancing Strategy, Creative and Technology Service Delivery Excellence. Rare Medium strives to provide creative and innovative Internet-based business solutions across the various service lines. Our work has received numerous honors and awards. In order to maintain high levels of creativity and quality, we place great importance on recruiting and retaining talented employees.

Developing and Maintaining Additional Strategic Relationships. The Company intends to continue to develop strategic relationships. Such relationships enable Rare Medium to enter new markets, gain early access to leading-edge technology, cooperatively market products and services with leading technology vendors and gain enhanced access to vendor training and support. Rare Medium has developed a number of strategic relationships, including relationships with Microsoft, Macromedia, IBM, Oracle, Vignette and Advanced Technology Group. The loss or diminution of one or several of these or other strategic relationships would deprive us of the opportunity to (i) gain early access to leading-edge technology, (ii) cooperatively market products with the vendor, (iii) cross-sell additional services, and (iv) gain enhanced access to vendor training and support.

THE RARE MEDIUM APPROACH

Rare Medium employs a service delivery methodology that ensures rapid speed to market of business solutions, iterative refinement of the solution, and a solution that is linked to business benefit. The delivery methodology enables projects to be conducted in both a fixed price, fixed time and a time and materials manner.

The Rare Medium delivery methodology is comprised of four discrete phases:
Exploration, Ideation, Creation and Evolution.

Exploration Phase. The objective of the exploration phase is to conduct a strategic visioning session with the client's executive team to identify potential opportunities where the client may use Internet solutions for business benefit. The exploration also begins the requirements capture and scoping effort. A business case is also developed to provide a tool for prioritizing the scope of solution requirements as well as a benchmark to evaluate the effectiveness and success of the Internet solution. The key deliverable of this phase is a road map to implement and promote the Internet solution.

Ideation Phase. The objective of this phase is to rapidly construct a proof-of-concept prototype of the proposed Internet solution. In addition to initiating the design process, this phase is intended to build support from the various corporate constituencies and stakeholders as well as build momentum across the client organization.

Creation Phase. The object of this phase is to design, build, test and implement the Internet solution. The project team uses an iterative refinement approach to design and build the solution. The project team works very closely with the client executive sponsor and solicits continuous feedback from the various stakeholders.

Evolution Phase. The objective of this phase is to implement the Internet solution and monitor the performance and effectiveness of the solution in the context of the business case and specific target market metrics. The information collected during the evolution phase provides valuable feedback for the next iteration of the Internet solution and provides a mechanism to measure the overall effectiveness of the solution. In addition, many of the assumptions made during the exploration phase in terms of the new digital business model and targeted market segments are either validated or calibrated.

COMPETITION

The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. While relatively new, the market is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by us. We expect competition not only to persist, but to increase. Increased competition may result in price reductions, reduced margins and loss of market share. Our competitors fall into several categories, including Internet service firms, technology consulting firms, technology integrators, strategic consulting firms, and in-house information technology, marketing and design departments of our potential clients. Most of our current and potential competitors have longer operating histories, larger installed customer bases, greater name recognition, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do. At any time our current and potential competitors could increase their resource commitments to our markets. The barriers to entry into our business are also relatively low. As a result, we expect to face additional competition from new market entrants in the future. The market for our services is rapidly evolving and is subject to continuous technological change. As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes. We compete on the basis of a number of factors, including the attractiveness of the Internet services offered, the breadth and quality of these services, creative design and systems engineering expertise, pricing, technological innovation, and understanding clients' strategies and needs. Many of these factors are beyond our control. Existing or future competitors may develop or offer strategic Internet services that provide significant technological, creative, performance, price or other advantages over the services offered by us.

CUSTOMERS

Rare Medium focuses primarily on large and medium sized businesses. The Company believes that the needs of such businesses provide excellent market opportunities. Rare Medium's customers are from a broad variety of industries including financial services, technology, consumer goods, pharmaceuticals, publishing and entertainment. The Company's two largest clients in 1998, Nestle USA, Inc. and General Mills, each accounted for more than approximately 10% of

Internet related revenues of the Company. As of December 31, 1998, Rare Medium had a backlog of approximately $3 million.

Our failure or inability to meet a client's expectations in the performance of services could injure our business reputation or result in a claim for substantial damages against us regardless of our responsibility for such failure. In addition, the services we provide for our clients may include confidential or proprietary client information. Although we have implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim against us for substantial damages. Our contractual provisions attempting to limit such damages may not be enforceable in all instances or may otherwise fail to protect us from liability for damages. Moreover, the Company does not currently have errors and omissions insurance.

EMPLOYEES

As of December 31, 1998, the Company had approximately 120 employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and the Company generally believes that its relationship with its employees is good. Competition for qualified personnel in the industry is intense. The Company believes that its future success in the industry will depend in part on its ability to attract, hire or acquire and retain qualified employees.

GOVERNMENT REGULATION

Currently, we are not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies, and laws and regulations applicable to businesses generally. Few laws or regulations are directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance.

RECENT DEVELOPMENTS

The Acquisition of Rare Medium, Inc.
         On April 15, 1998, the Company acquired by merger all of the stock of Rare Medium, Inc., a privately held New York corporation("Rare Medium"). Rare Medium is an Internet professional services company engaged in the design, delivery and implementation of Internet web site applications and strategies, with its principal offices located in New York City. Total consideration for the purchase was approximately $46.2 million, consisting of a combination of $10 million in cash, 4,269,300 shares of common stock of the Company in a private placement of securities, and the balance in a secured promissory note dated April 15, 1998 (the "issued Rare Medium Note").

The Exchange with Rare Medium Noteholders.

         In connection with certain Exchange Agreements between the Company and certain of the holders of the Rare Medium Note, effective December 31, 1998 the Company in a private placement of securities issued an aggregate of 2,951,814 shares of common stock of the Company to such Noteholders in exchange for their beneficial interest in $11,773,881 of the original principal amount of the Rare Medium Note and accrued and unpaid interest thereunder through December 31, 1998. As a result, there is a remaining principal balance of $10,426,119 payable under the Note, which bears interest at the prime rate, payable semi-annually, with principal due in two equal installments on April 15, 2000 and April 15, 2001.

The Acquisition of I/O 360, Inc. and DigitalFacades Corporation.
         On August 14, 1998, the Company acquired by merger all of the stock of I/O 360, Inc., a privately held New York corporation ("I/O 360"), and DigitalFacades Corporation, a privately held California corporation ("DigitalFacades"). I/O 360 and DigitalFacades are Internet professional services companies engaged in the design, delivery and implementation of Internet web site applications and strategies. In consideration of the purchase of I/O 360, the Company issued 786,559 shares of common stock of the Company in a private placement of securities valued at $3.0 million (based on the average closing price per shares of ICC common stock for the 15 trading days during the period from August 3, 1998 through August 21, 1998, inclusive, as reported in The Wall Street Journal). In consideration for the purchase of DigitalFacades, the Company issued 719,144 shares of common stock of the Company valued at $3.0 million (based on the average closing price per share of ICC common stock for the 20 trading days prior to August 13, 1998, as reported in The Wall Street Journal).

         Currently, the Company is integrating the operations of Rare Medium, I/O 360 and DigitalFacades under the Rare Medium brand name while achieving economies of marketing, purchasing, and operations, and while simultaneously leveraging relationships with various clients that existed prior to the mergers. To that end, the operations of Rare Medium and I/O 360 have largely been physically integrated due to I/O 360's move to a location in New York City adjacent to Rare Medium, and the Los Angeles operations of Rare Medium and DigitalFacades have been consolidated into one location.

The Sale of a Majority of its Partnership Interests in Fresh Air Solutions, L.P.
         On October 14, 1998, the Company, through its wholly-owned subsidiary, ICC Desiccant Technologies, Inc., completed the sale of a majority of its partnership interests in Fresh Air Solutions, L.P. ("FAS") for total consideration of $1,500,000, of which $1,125,000 was paid in cash and $375,000 was paid by delivery of an unsecured promissory note issued by FAS. In addition, the unaffiliated investment entity that purchased the partnership interests assumed the liabilities of FAS as general partner, with certain exceptions. As a result of the sale of partnership interests, ICC Desiccant Technologies, Inc. retained, as its sole asset, a 32.4% passive investment limited partnership interest in FAS.

         Subsequent to the sale of the partnership interests referred to above, FAS redeemed the 10% limited partnership interest in FAS held by Engelhard Corporation in exchange for the 20% limited partnership interest in Engelhard Hexcore, L.P. held by FAS and $1 million in cash. As a result, ICC Desiccant Technologies, Inc.'s interest in FAS has been increased to a 36% limited partnership interest.


The Private Placement of Convertible Debentures and Warrants to Capital Ventures International.
         Pursuant to the terms of a Securities Purchase Agreement, dated as of January 28, 1999, Capital Ventures International agreed to purchase from the Company in a private placement of securities, in two tranches, 8% Convertible Term Debentures of the Company in the aggregate principal amount of $6,000,000 (the "Convertible Debentures") and five year warrants to purchase an aggregate of 693,642 shares of common stock at an exercise price of $5.27 per share, subject to reset (the "Warrants"). The first tranche of the transaction closed effective January 28, 1999, at which time Capital Ventures International purchased Convertible Debentures in the aggregate principal amount of $3,500,000 and Warrants to purchase 404,625 shares of common stock. Upon the timely satisfaction of the conditions to the closing of the second tranche, Capital Ventures International will purchase the remaining Convertible Debentures and Warrants. The term of the Convertible Debentures is four years. The principal amount of the Convertible Debentures plus accrued interest thereon at 8% per annum are convertible, at the option of the Selling Securityholder, into shares of common stock at a conversion price equal to $5.27 per share until July 27, 1999 (unless certain events occur earlier) and, thereafter, at a per share price equal to the lowest of (i) $5.27,
(ii) 105% of the average closing bid price of the common stock for the lowest two trading days during the 15 trading days ending on July 27, 1999, and (iii) 92% of the average closing bid price of the common stock for the lowest two trading days during the 15 trading days ending on the trading day immediately preceding the applicable conversion date, but in no event less than $2.49 per share, subject to adjustment (the "Floor Price"). In the event that the common stock trades below the Floor Price for a certain period of time, the Company has the right to prepay the Convertible Debentures at an amount equal to 120% of principal plus accrued interest. Except under certain limited circumstances, Capital Ventures International is not entitled to convert the Convertible Debentures or exercise the Warrants to the extent that the shares to be received by Capital Ventures International upon such conversion or exercise would cause Capital Ventures International to beneficially own more than 4.9% of the outstanding common stock.

On February 25, 1999, the Company acquired the assets of Interface Alternatives, Inc. through a newly-formed subsidiary, iface.com, which is in the business of providing software and solutions for voice-over-internet protocol ("VOIP") for voice, video and fax communications via the Internet. The Company owns 80% of the stock of iface.com, and previous management of Interface Alternative, Inc. owns the remaining 20%. As consideration for the assets of Interface Alternatives, Inc., which are currently estimated at $350,000, iface.com assumed the liabilities of Interface Alternatives, Inc., which are currently estimated at $250,000. In addition, the Company provided cash at closing to iface.com in the amount of $250,000 and a one-year line of credit in the amount of $250,000. The acquisition will be accounted for under the purchase method of accounting.

On February 26, 1999, the Company signed a definitive agreement to acquire 100% of the outstanding stock of FS3 Interactive, Inc. FS3 creates Internet-based business solutions, including Web marketing, design, programming, and E-commerce enabling. As consideration for the purchase, the Company will issue common stock valued at two times FS3's annual revenue, which is currently estimated at $1.7 million. The number of shares to be issued will be determined based on the lesser of $4.50 or the average closing bid price for the ten days prior to closing.

On March 9, 1999, the Company signed a definitive agreement to acquire 100% of the outstanding stock of Big Hand, Inc. and its subsidiary, Circumstance Design, Inc. Big Hand creates Internet-based solutions, including Web marketing, design, programming, and E-commerce enabling. As consideration for the purchase the Company will issue common stock valued at two times the trailing twelve month consolidated revenue of Big Hand and Circumstance, which is currently estimated at $3.0 million. The number of shares to be issued will be determined based on the lesser of $4.50 or the average closing bid price for the ten days prior to closing.

On March 19, 1999, the Company signed a definitive agreement to acquire 100% of the outstanding stock of Hype! Inc., a Canadian corporation. Hype! is an Internet marketing and communications company. As consideration for the purchase, Rare Medium Group, Inc. will issue 270,729 shares of common stock.

On March 16, 1999, the Company, formerly known as ICC Technologies, Inc., officially changed its name to Rare Medium Group, Inc. by a vote at a special meeting of the stockholders, increased the number of authorized shares from 50,000,000 to 200,000,000, adopted staggered terms for directors and received approval for the 1998 Long-Term Incentive Plan.

On February 25, 1999, the Company acquired the assets of Interface Alternatives, Inc. through a newly-formed subsidiary, iface.com, which is in the business of providing software and solutions for voice-over-internet protocol ("VOIP") for voice, video and fax communications via the Internet. The Company owns 80% of the stock of iface.com, and previous management of Interface Alternative, Inc. owns the remaining 20%. As consideration for the assets of Interface Alternatives, Inc., which are currently estimated at $350,000, iface.com assumed the liabilities of Interface Alternatives, Inc., which are currently estimated at $250,000. In addition, the Company provided cash at closing to iface.com in the amount of $250,000 and a one-year line of credit in the amount of $250,000. The acquisition will be accounted for under the purchase method of accounting.

On February 26, 1999, the Company signed a definitive agreement to acquire 100% of the outstanding stock of FS3 Interactive, Inc. FS3 creates Internet-based business solutions, including Web marketing, design, programming, and E-commerce enabling. As consideration for the purchase, the Company will issue common stock valued at two times FS3's annual revenue, which is currently estimated at $1.7 million. The number of shares to be issued will be determined based on the lesser of $4.50 or the average closing bid price for the ten days prior to closing.

On March 9, 1999, the Company signed a definitive agreement to acquire 100% of the outstanding stock of Big Hand, Inc. and its subsidiary, Circumstance Design, Inc. Big Hand creates Internet-based solutions, including Web marketing, design, programming, and E-commerce enabling. As consideration for the purchase the Company will issue common stock valued at two times the trailing twelve month consolidated revenue of Big Hand and Circumstance, which is currently estimated at $3.0 million. The number of shares to be issued will be determined based on the lesser of $4.50 or the average closing bid price for the ten days prior to closing.

On March 19, 1999, the Company signed a definitive agreement to acquire 100% of the outstanding stock of Hype! Inc., a Canadian corporation. Hype! is an Internet marketing and communications company. As consideration for the purchase, Rare Medium Group, Inc. will issue 270,729 shares of common stock.

On March 16, 1999, the Company, formerly known as ICC Technologies, Inc., officially changed its name to Rare Medium Group, Inc. by a vote at a special meeting of the stockholders, increased the number of authorized shares from 50,000,000 to 200,000,000, adopted staggered terms for directors and received approval for the 1998 Long-Term Incentive Plan.

ITEM 2. PROPERTIES

         The Company conducts its administrative and operations activities primarily from two adjacent facilities in New York, New York totaling approximately 20,000 square feet, pursuant to leases expiring in 2007 and 2002, and a facility in Los Angeles consisting of approximately 12,000 square feet pursuant to a lease expiring in 2003. The Company is currently evaluating whether its New York facilities are adequate to meet its needs for the foreseeable future, but has determined that its Los Angeles facility has capacity for additional growth. The Company routinely evaluates the facilities used by the businesses it acquires in light of its plans for growth in various geographic markets, and is currently evaluating space in Dallas. The Company does not anticipate purchasing property in the foreseeable future

ITEM 3. LEGAL PROCEEDINGS

         Currently, the Company is not engaged in any material lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

         A Special Meeting of Stockholders of ICC was held on March 16, 1999, at 10:30 AM EST in the ballroom of the Masonic Hall located at 71 West 23rd Street, New York, NY 10010 to consider for approval the following proposals:

     1. To approve a proposal to amend the Company's Certificate of Incorporation to change the name of the Company to Rare Medium Group, Inc;

     2. To approve a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 50,000,000 shares to 200,000,000 shares;

     3. To approve a proposal to amend the Company's Certificate of Incorporation to divide the Board of Directors into three classes; and

     4. To approve a proposal to adopt the Company's 1998 Long-Term Incentive Plan.

         All of the proposals were approved. The result of the stockholders' votes on the Proposals is as follows:

       Proposal 1:
       Votes cast:      27,765,079           183,471          111,478              83,874
                       --------------    --------------   --------------   -----------------
                       For               Against          Abstention       Broker Non-Votes

       Proposal 2:
       Votes cast:      24,283,774         3,645,045          131,209              83,874
                       --------------    --------------   --------------   -----------------
                       For               Against          Abstention       Broker Non-Votes

       Proposal 3:
       Votes cast:      15,688,961         3,346,034          431,328           8,667,579
                       --------------    --------------   --------------   -----------------
                       For               Against          Abstention       Broker Non-Votes

       Proposal 4:
       Votes cast:      15,427,939         3,616,806          421,578           8,677,579
                       --------------    --------------   --------------   -----------------
                       For               Against          Abstention       Broker Non-Votes


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         ICC's Common Stock trades on the NASDAQ National Market under the symbol RRRR. Prior to February 15, 1996 the Company's Stock was listed on the NASDAQ Small Cap Market. Based on reports provided by NASDAQ, the range of high and low bids for ICC's Common Stock for the two most recent fiscal years are as follows:

                                    1998

                         4th Qtr        3rd Qtr        2nd Qtr        1st Qtr
                         -------        -------        -------        -------

     High Bid:            $4.97          $6.50          $7.50          $3.25
     Low Bid:             $1.63          $1.63          $2.19          $1.81

                                    1997

                         4th Qtr        3rd Qtr        2nd Qtr        1st Qtr
                         -------        -------        -------        -------

     High Bid:            $4.81          $5.25          $6.88          $7.06
     Low Bid:             $1.56          $4.25          $4.38          $4.88


         The above quotations reported by NASDAQ represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations may not represent actual transactions. On March 29, 1999, the last reported sale price for the Common Stock was $4.72 per share.

         As of March 29, 1999, ICC had approximately 1,074 recordholders of Common Stock. This number was derived from the Company's stockholder records, and does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. Holders of Common Stock are entitled to share ratably in dividends, if and when declared by the Board of Directors.

Other than an in-kind warrant dividend declared by the Board of Directors in June 1990, the Company has never paid a dividend on its Common Stock and it is unlikely that any dividends will be paid in the foreseeable future. The payment of cash dividends on the Common Stock will depend on, among other things, the earnings, capital requirements and financial condition of the Company, and general business conditions. In addition, future borrowings or issuances of Preferred Stock may prohibit or restrict the Company's ability to pay or declare dividends.

ITEM 6. SELECTED FINANCIAL DATA

         The following historical selected financial data of the Company for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from financial statements that have been audited by the Company's Independent Accountants, whose reports thereon include an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. There were no cash dividends paid to holders of Common Stock in any of these years. The data should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Form 10-K.

(ALL AMOUNTS EXPRESSED IN DOLLARS EXCEPT WEIGHTED AVERAGE SHARES OUTSTANDING)

                                 -----------------------------------------------------------------------------------------
                                                                  Years ended December 31
                                 -----------------------------------------------------------------------------------------
INCOME STATEMENT DATA                   1998              1997              1996              1995            1994 (1)
                                 -----------------  ---------------- ----------------- ----------------- -----------------

Revenues                           $   4,688,120     $           -      $          -      $          -      $         -

Expenses (2) (3)                       5,307,372        13,484,085         7,154,609         6,323,373        4,391,082
                                 -----------------  ---------------- ----------------- ----------------- -----------------

Net Loss                                (619,252)      (13,484,085)       (7,154,609)       (6,323,373)      (4,391,082)

Cumulative preferred stock
dividend requirements                          0                 0           (49,655)         (301,413)        (227,750)
                                 -----------------  ---------------- ----------------- ----------------- -----------------

Net loss applicable to
common stockholders                $    (619,252)    $ (13,484,085)     $ (7,204,264)     $ (6,624,786)     $(4,618,832)
                                 =================  ================ ================= ================= =================

Loss per common share                      (.02)          (.63)            (.35)              (.47)             (.41)

Weighted average
shares outstanding                    25,282,002        21,339,635        20,322,952        14,072,867       11,390,981


                                 -----------------------------------------------------------------------------------------
                                                                  Years ended December 31
                                 -----------------------------------------------------------------------------------------
BALANCE SHEET DATA                      1998              1997              1996              1995            1994 (1)
                                 -----------------  ---------------- ----------------- ----------------- -----------------

Total assets                       $  44,743,122     $   4,521,656      $ 12,250,865      $  4,796,426      $ 2,397,522

Working capital                       (1,188,272)        1,382,537         9,661,805         1,827,797        1,072,485

Long-term obligations                 10,935,736                 0                 0                 0          150,000

Total Liabilities                     14,921,412         7,583,862         2,179,467         3,262,614          426,782

Stockholders' equity (deficit)        29,821,710        (3,062,206)       10,071,398         1,533,812        1,970,740

(1) On February 7, 1994, the Company transferred its desiccant climate control business in exchange for a 50% interest in the Partnership.

(2)  Includes interest income and other income for 1994, 1995, 1996 and 1997.

(3) Expenses consists of discontinued operations, general and administrative expense and interest expense for 1994, 1995, 1996 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As a result of the Company's disposition of its desiccant based air conditioning operations, Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 compared with December 31, 1997 will focus on its sole business of providing Internet professional services and other Internet related products and services. The following financial information includes the results of Rare Medium as of January 1, 1997 and the results of Digital Facades and I/O 360 as of August 1998.

                                                             Rare Medium Group, Inc.
                                                    Unaudited Pro Forma Statement of Operations

                                                               1997                1998
                                                        ----------------    ----------------

         Revenue                                         $  3,856,233         $ 5,829,819

         Expenses:
            Operating expenses                              2,781,332           9,541,510
            Corporate General and Administrative            1,991,594           2,053,639
            Stock-Based Compensation                        4,588,641                   -
            Depreciation and Amortization                     106,840          12,627,553
                                                        ----------------    ----------------
                                                            9,468,407          24,222,702
                                                        ----------------    ----------------
         Loss from operations                              (5,612,184)        (18,392,883)
                                                        ================    ================

                                                        ================    ================
         Net income (loss)                                (17,111,889)           (844,517)
                                                        ================    ================


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         The following discussion of the Financial Condition and Results of Operations of the Company contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of, among other things, those factors described in this quarterly report.

OVERVIEW

         Rare Medium, I/O 360 and DigitalFacades (the "Internet Businesses") are wholly-owned subsidiaries of the Company. Rare Medium was acquired on April 15, 1998, and is an Internet professional services firm that provides Internet professional services to businesses. Rare Medium offers a comprehensive range of services to deliver Internet solutions designed to improve clients' business processes, and as such include strategy consulting; needs analysis; creative, design and technology development; content development, implementation and integration;

audience development; application development; maintenance and hosting. Rare Medium markets its services primarily to large and medium-sized companies.

         Both I/O 360 and DigitalFacades were acquired on August 13, 1998. DigitalFacades is a Los Angeles-based Internet professional services firm whose clients included Bugle Boy, Epson America, Inc. and Beckman Coulter. I/O 360 is a New York-based interactive design studio specializing in visual and engineering solutions for all technology-mediated business environments. I/O 360's clients included the New York Times, Yahoo Internet Life, Microsoft Press, and other complex projects for such clients as Microsoft, Mitsubishi, Citicorp, Sony Fujitsu, Barnes & Noble and Prodigy.

         The Company has integrated the operations of Rare Medium, I/O 360 and DigitalFacades under the Rare Medium brand name while achieving economies of marketing, purchasing, and operations, and while simultaneously leveraging relationships with various clients that existed prior to the mergers. To that end, the operations of Rare Medium and I/O 360 have largely been physically integrated due to I/O 360's move to a location in New York City adjacent to Rare Medium, and the Los Angeles operations of Rare Medium and DigitalFacades have been consolidated in one location.

 Our recent growth has strained our managerial and operational resources. A key part of our strategy is to grow, both by hiring more personnel and through acquisitions, which will continue to strain our resources. To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. There can be no assurance that we will be able to manage our growth effectively. If our systems, procedures and controls are inadequate to support our operations, our expansion would be halted and we could lose our opportunity to improve market share.

         On October 14, 1998, the Company, through its wholly-owned subsidiary, ICC Desiccant Technologies, Inc., completed the sale of a majority of its partnership interests in Fresh Air Solutions, L.P. ("FAS") for total consideration of $1,500,000, of which $1,125,000 was paid in cash and $375,000 was paid by delivery of an unsecured promissory note issued by FAS. In addition, the unaffiliated investment entity that purchased the partnership interests assumed the liabilities of FAS as general partner, with certain exceptions. As a result of the sale of partnership interests, ICC Desiccant Technologies, Inc. retained, as its sole asset, a 32.4% passive investment limited partnership interest in FAS.

         Subsequent to the sale of the partnership interests referred to above, FAS redeemed the 10% limited partnership interest in FAS held by Engelhard Corporation in exchange for the 20% limited partnership interest in Engelhard Hexcore, L.P. held by FAS and $1 million in cash. As a result, ICC Desiccant Technologies, Inc.'s interest in FAS has been increased to a 36% limited partnership interest.


RESULTS OF OPERATIONS

Year Ended December 31, 1998 compared with Year Ended December 31, 1997

         During 1998, through a series of transactions, the Company has restructured its operations to focus on the business of providing Internet professional services primarily to large and medium sized businesses. This was accomplished by restructuring its Engelhard/ICC joint venture; purchasing the Internet-related businesses of Rare Medium,, I/O 360, and DigitalFacades; and disposing of a majority of its partnership interests in Fresh Air Solutions in October, 1998. Historically the Company had been engaged in the design, development, manufacture and marketing of desiccant based climate control systems.

         The results include the pro forma results of Rare Medium as if the acquisition was completed on January 1, 1997. The 1998 results include the results of DigitalFacades and I/O 360 since their dates of acquisition in August of 1998.

Revenue

         Revenues for the year ended December 31, 1998 increased to $ 5.8 million from $ 3.9 million for the year ended December 31, 1997. The increase was primarily due to the acquisitions of DigitalFacades and I/O 360 late in the third quarter of 1998, as well as increased business generated by the professional services business. The increase in revenues resulted from both higher revenues for some of the Company's existing clients as well as the addition of new clients. On a pro forma basis, if the acquisitions of Digital Facades and I/O 360 had been effective January 1, 1998, unaudited revenues for the year ended December 31, 1998 would have been $
8.3 million. The Company anticipates that revenues in future periods will continue to be positively impacted by both internal growth in addition to acquisitions of additional Internet professional services businesses.

Although we have experienced revenue growth, this growth may not be sustainable or indicative of future operating results. In addition, we have incurred substantial costs to expand and integrate our operations and we intend to continue to invest heavily in ongoing expansion. Our ongoing integration costs will include the combination of the financial, information and communications systems of the various companies that we have acquired and expect to acquire. Our ongoing expansion costs will include the leasing of additional office space and the purchase of new computer and communications equipment. As a result of these and other costs, we may continue to incur operating losses through 1999 or beyond, and there can be no assurance that we will achieve or sustain profitability.

Most of our contracts are currently on a fixed-price basis, rather than a time and materials basis. Further, the average size of our contracts is currently increasing, which results in a corresponding increase in our exposure to the financial risks of fixed price contracts. We assume greater financial risk on fixed-price contracts than on time and materials engagements. We have only a limited history in estimating our costs for our engagements, particularly for larger projects. We have had to commit unanticipated resources to complete certain projects, resulting in lower gross margins on certain contracts. We may experience similar situations in the future. In addition, we typically assume the fixed-price contracts of the companies we acquire. If we fail to estimate accurately the resources and time required for an engagement, to manage client expectations effectively or to complete fixed-price engagements within our budget, on time and to our clients' satisfaction, we would be exposed to cost overruns, potentially leading to losses on these engagements.

In addition, we recognize revenues from fixed-fee contracts based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, we report for periods during which we are working on a project may not accurately reflect the final results of the project and we would be required to make adjustments to such estimates in a subsequent period.

Our clients generally retain us on a project by project basis, rather than under long-term contracts. As a result, a client may or may not engage us for further services once a project is completed. Establishment and development of relationships with additional companies and other corporate users of information technology is an important component of profitability. The absence of long-term contracts and the need for new clients create an uncertain revenue stream. There is no assurance that we will be able to add new major clients or to secure new engagements with existing clients. In addition, certain of our existing clients may unilaterally reduce the scope of, or terminate, existing projects. There is no assurance that we will be able to maintain our business relationship or avoid a material reduction in the use of our services by any of our significant existing clients.

EXPENSES

Operating Expenses

         Operating expenses increased to $ 9.5 million for the year ended December 31, 1998 from $ 2.8 million in fiscal 1997. The majority of the increase is related to the significant increase in personnel as a result of the expansion and scaling of the business, as the number of personnel more than tripled and the Company went from one location in 1997 to five in 1998. These operating expenses include both direct costs related to revenues as well as general and administrative expenses related to Internet professional services. Included in these expenses are costs related to the Company's significant investment of time and resources into: (i) the organizational restructuring and reengineering of the Company; (ii) building the systems infrastructure both in terms of systems (web site, Intranet redesign, scaling of network) and personnel; and (iii) the integration of I/O 360 and Digital Facades into the Rare Medium functional and organizational structure. The expenses associated with these activities represent an investment in the operating infrastructure of the Company, which are not only necessary to support the anticipated future growth of the Company, but are also part of the Company's plan to build a national presence in the Internet professional services' business and be competitive in our service offerings to current and potential clients. The Company anticipates that operating expenses will continue to increase in absolute dollars as the Company continues to build its infrastructure to support its expected growth from both internal sources and through acquisitions.

Corporate General and Administrative Expenses

         Corporate general and administrative expenses for the year ended December 31, 1997 of $ 2.0 million represent expenses not associated with the web services business of Rare Medium and were related primarily to legal, accounting, public relations and other administrative expenses including salaries and corporate overhead of the Company in support of its then existing businesses. For the year ended December 31, 1998, corporate general and administrative expenses were $2.0 million and included professional fees for legal and accounting services and salaries and corporate overhead for the Company prior to the acquisition of Rare Medium in April, 1998 and for some of the costs associated with transitioning the Company to its new business.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses for the fiscal year ended December 31, 1998 increased to $ 12.6 million form $ 0.1 million for the year ended December 31, 1997. The increase of $ 12.5 million is due to the amortization of goodwill related to the acquisitions during 1998 of Rare Medium, I/O 360 and DigitalFacades, with $ 11.4 million related to the Rare Medium acquisition in April, 1998. The goodwill relating to the acquisitions is being amortized over a three-year period.

Loss from Operations

         The loss from operations was $ 18.4 million for the year ended December 31, 1998 as compared to a loss of $ 5.6 million for the previous fiscal year. The most significant reason for the increased loss was the amortization expense in 1998 in addition to the increased operating expenses. The loss for 1997 includes $ 4.6 million in non-cash charges for stock-based compensation of which $ 4.1 million relates to warrants granted to an officer of Rare Medium. Excluding these non-cash charges, the loss from operations for 1997 would have been $ 1.0 million.

Net Income

         The net loss for the year ended December 31,1998 was $ 0.8 million. The major differences between the loss from operations and the net loss is a $ 24.8 million gain on the restructuring of the Company's joint venture partnership with the Englehard Corporation, the Englehard/ICC partnership and it was partially offset by the loss related to discontinued operations of $
4.7 million. For the year ended December 31, 1997, the Company had a net loss of $ 17.1 million, which included a loss of $ 12.0 million from the equity in the loss of the Engelhard/ICC joint venture.

Liquidity and Capital Resources

         The Company had $ 0.9 million in cash and cash equivalents at December 31, 1998, as compared with $1.3 million at December 31, 1997.

         On December 31, 1998, in connection with certain Exchange Agreements between the Company and certain of the holders of the Rare Medium Note, the Company issued an aggregate of 2,951,814 shares of common stock of the Company to such Note holders in exchange for their beneficial interest in approximately $ 11.8 million of the original principal amount of the Rare Medium Note and accrued and unpaid interest thereunder through December 31, 1998. As a result, the original Note has a remaining principal balance of $ 10.4 million, payable one half on April 15, 2000 and the balance on April 15, 2001, with interest accruing at prime and payable semi-annually each April 1 and October 1.

         In January 1999, the Company raised $ 3.5 million in a private placement of 8% Convertible Debentures and Warrants with Capital Ventures International. Upon timely satisfaction of the conditions to closing for a second tranche on or before May 28, 1999, the Company would receive $2.5 million for the placement of additional 8% Convertible Debentures and Warrants.

         In order to fund the Company's capital requirements and to satisfy its remaining debt obligations to the former stockholders of Rare Medium, Inc., the Company will need to sell additional equity or debt securities or seek credit facilities within six to twelve months. As of the date hereof, the Company has not entered into any agreements or commitments to sell additional equity or debt securities or to obtain a credit facility for such purposes. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the Company's existing and new service offerings and competing technological and market developments. There is no guaranty that such funding will be available, or available under terms acceptable to the Company. If the Company requires and is unable to obtain such funding, there would be a material adverse effect on the Company's business, results of operations and financial condition.

Since our common stock has continued to trade at or below $5.00 per share during recent months and the Company does not have net tangible assets of at least $4 million, we received notice from Nasdaq that we must take steps to come into compliance with the Nasdaq National Market listing standards or our common stock will be delisted from the Nasdaq National Market. A hearing with Nasdaq was held on February 4, 1999. We have proposed a plan to Nasdaq which we believe should enable us to remain listed on the Nasdaq National Market if accepted by Nasdaq. In the event we are unable to maintain our listing on the Nasdaq National Market, we currently meet the listing standards for, and would seek to apply for, listing on the Nasdaq SmallCap Market. There can be no assurance, however, that such an application would be approved. In the event we were unable to list the Company's common stock on the Nasdaq SmallCap Market or any other exchange at such time, there would be no established trading market for the Company's common stock except as may be established in the National Association of Securities Dealers Inc.'s OTC Bulletin Board Service or in the "pink sheets," which would have a material adverse effect on the liquidity and market price of the Company's common stock.

Market Risk Exposure

         The financial position of the Company is subject to market risk associated with interest rate movements on outstanding debt. The Company has debt obligations with both fixed and variable terms. The carrying value of the Company's variable rate debt obligations approximates fair value as the market rate is based on prime. A 10 percent increase in the underlying interest rates would result in an increase of interest expense of approximately $95,000.

Year 2000

Our Systems May Not Be Year 2000 Compliant. The "Year 2000 Issue" refers to the problem of many computer programs using the last two digits to represent a year rather than four digits (i.e., "99" for 1999). Some of our computer programs and those of our vendors, clients and content partners may have date-sensitive software that may not operate properly when dealing with years past 1999, which is when "00" will represent the year 2000. To the extent that this situation exists, there is a potential for computer system failure or miscalculations, which could cause a disruption of operation of that program. The problem is not limited to computer software, since some equipment may have date-sensitive processors that may not be able to properly use dates after the year 1999.

We have appointed a Year 2000 Task Force to perform an audit to assess the scope of our risks and bring our computer and our applications into compliance. This Task Force is currently in the process of completing its identification of applications that are not Year 2000 compliant. In addition, we have been discussing with our vendors, clients and content partners their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000. Moreover, clients increasingly require that we warrant that the applications we create are year 2000 compliant. Should they prove not to be, it could have a material adverse effect on our business.

Based on this task force work to date, we believe that most of our applications are Year 2000 compliant, and that expenditures to correct any deficiencies not yet identified will not be significant. In addition, the Company is in the process of developing a contingency plan to address any significant deficiencies in the event that they are identified. There can be no assurance, however, that any or all of the Company's or third party systems, including those of our clients, are or will be Year 2000 compliant or that the costs required to address the Year 2000 issue or the impact of a failure to achieve substantial Year 2000 compliance will not have a material adverse effect on our business.

Year Ended December 31, 1997 compared with Year Ended December 31, 1996

         The following discussion relating to the results of operations of the Company and its former joint venture partnership, Engelhand/ICC (the "Partnership") for the year ended December 31, 1997 compared with the year ended December 31, 1996 pertains to the operations of the desicant air conditioning business which the Company disposed of in October 1998 and is identical to the corresponding section appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended on Form 10-K/A. The Company does not believe that this discussion is relevant to an understanding of the Company's current business.

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

         In connection with the Restructuring, Engelhard HexCore and Fresh Air Solutions entered into the Rotor Supply Agreement whereby Engelhard HexCore will supply Fresh Air Solutions with its heat-exchange and desiccant rotor requirements. Fresh Air Solutions is obligated to purchase its rotor requirements from Engelhard HexCore. All rotors will be purchased at prices which are lower than the best price Engelhard HexCore offers to other customers. The term of the rotor supply agreement is fifteen years. Under the Rotor Supply Agreement, Engelhard HexCore will sell all desiccant and heat-exchange rotors to Fresh Air Solutions at prices which are lower than it will sell rotors to others ("Favorable Wheel Prices"). Moreover, during the first two years under the Rotor

Supply Agreement, Engelhard HexCore has agreed to sell such rotors at prices which are lower than the Favorable Wheel Prices. Although Fresh Air Solutions will receive preferential pricing for such purchases, it is required to purchase rotors that will cover approximately $600,000 in costs annually. Initially the Company believes that rotor costs will be obtained at prices higher than had been obtained when rotors were transferred intra-partnership at cost prior to the Restructuring of the Partnership; however, the Company believes as the demand for rotors increase and as Engelhard HexCore begins to sell to other end users, the price of rotors will decline.

         ICC, through Fresh Air Solutions continued to have the right to use the technology covered by the patents and the proprietary desiccant system design in conducting the business of Fresh Air Solutions and expected to derive benefit from the ETS(TM) and small-cell, honeycomb substrate material used to make the Engelhard HexCore rotors through the purchase of rotors under the Rotor Supply Agreement; however, Fresh Air Solutions no longer had or shared in the exclusive right to any such technology. Moreover, Engelhard, through Engelhard HexCore received the right to use and, except with respect to Hexcel, the successor corporation to the former owner of the Partnership's Miami Plant, sublicense others to use, such technology through its rights under the Box Technology License and ownership of the patented ETS(TM) and the Hexcel license. Fresh Air Solutions retained exclusive rights to sell its systems to standalone supermarkets, ice rinks, and pachinko halls in North America, Japan and Korea for a seven year period provided that Fresh Air Solutions meet certain agreed to performance targets for sales to these markets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 15, 1998, pursuant to the terms of a Merger Agreement and Plan of Reorganization, the Company acquired by merger Rare Medium, Inc., a privately held New York corporation, which is an Internet professional services company engaged in the design, delivery and implementation of Internet site applications and strategies, primarily to large and medium sized businesses, including global 2000 companies, with its principal offices located in New York City. On August 13, 1998, PricewaterhouseCoopers LLP ("PWC"), the Company's principal accountant, was replaced by the Board of Directors of the Company, based upon the Company's moving into this new line of business and moving its operations to New York City. On August 13, 1998, the Board of Directors of the Company retained KPMG, LLP ("KPMG") to audit its financial statements for the year ended December 31, 1998.

         In compliance with Item 304 of Regulation S-K and as reported in the Company's report on form 8-K dated August 13, 1998, the Company provides the following information:

         1. The Board of Directors of the Company on August 13, 1998 chose KPMG to perform the auditing engagement for the Company.

         2. In their report dated March 20, 1998, PWC expressed an opinion that the December 31, 1997 financial statements were prepared assuming that the Company will continue to exist as a going concern and that the Company incurred losses accumulating to $54,184,410 through December 31, 1997. This factor, among others, raised substantial doubt about the Company's ability to continue as a going concern. Other than the above, the reports of PWC on the Company's financial statements for the Company's last two fiscal years did not in either case contain an adverse opinion or a disclaimer of opinion, nor were either of the same qualified or modified as to uncertainty, audit scope or accounting principles.

         3. The decision to change accountants was approved by the Board of Directors of the Company.

         4. During the Company's two most recent fiscal years and any subsequent interim period to date, there have been no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         5. None of the events referred to in paragraphs (a)(1)(v)(A) through
(D) of Item 304 occurred within the Company's two most recent fiscal years or any subsequent interim period.

         6. KPMG was engaged by the Company on August 13, 1998. The Company did not consult KPMG on any of the matters described in Items 304(a)(1)(iv) or 304
(a)(1)(v) of Regulation S-K.

         7. The Company is providing PWC with a copy of this report pursuant to the requirements of Item 304(a)(3).


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The required information with respect to each director and executive officer is to be contained in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting ("1999 Annual Meeting") to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the Registrant's fiscal year ended December 31, 1998, which information is hereby incorporated by reference in this Form 10-K Annual Report.

Item 11. Executive Compensation.

         The required information with respect to executive compensation is to be contained in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting to be filed with the Commission within 120 days of the Registrant's fiscal year ended December 31, 1998, which information is hereby incorporated by reference in this Form 10-K Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The required information with respect to security ownership of certain beneficial owners and management is to be contained in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting to be filed with the Commission within 120 days of the Registrant's fiscal year ended December 31, 1998, which information is hereby incorporated by reference in the Form 10-K Annual Report

Item 13. Certain Relationships and Related Transactions.

         The required information with respect to certain relationships and related transactions is to be contained in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting to be filed with the Commission within 120 days of the Registrant's fiscal year ended December 31, 1998, which information is hereby incorporated by reference in this Form 10-K Annual Report.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following is a list of certain documents filed as a part of this Form 10-K Report:

             (1) Financial Statements of the Registrant.

                   (i). Report of Independent Accountants

                  (ii). Consolidated Balance Sheet as of December 31, 1998 and
                        1997.

                 (iii). Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

                  (iv). Consolidated Statements of Changes in Stockholders'
                        Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996.

                   (v). Consolidated Statements of Cash Flows for the years
                        ended December 31, 1998, 1997 and 1996.

                  (vi). Notes to Consolidated Financial Statements.

         All other schedules specified in Item 8 or Item 14(d) of Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

(b) Reports on Form 8-K. The following sets forth the Current Reports on Form 8-K that were filed with the Securities and Exchange Commission during and subsequent to the quarterly period ending December 31, 1998:

     1. Form 8-K filed on October 29, 1998, as amended on November 13, 1998, relating to the sale of partnership interests in Fresh Air Solutions, L.P. by ICC Technologies, Inc., through its wholly-owned subsidiary, ICC Desiccant Technologies, Inc., to Wilshap Investments, LLC, dated October 14, 1998;

     2. Form 8-K filed on February 4, 1999, relating to the sale of Convertible Debentures by ICC to Capital Ventures International, dated January 28, 1999;

     3. Form 8-K filed on February 10, 1999, relating to the exchange of Common Stock for the beneficial interest in approximately $11.8 million of the principal amount of the Rare Medium Secured Promissory Note held by certain former stockholders of Rare Medium, Inc., dated December 31, 1998.

(c) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-X.


           Exhibit                       Description
           -------                       -----------

           2.1 Master Agreement, dated November 17, 1997, by and among ICC Technologies, Inc., ICC Investment, L.P., ICC Desiccant Technologies, Inc., and Engelhard Corporation, Engelhard DT Inc. and Engelhard/ICC was filed as Exhibit "B" to ICC Technologies, Inc.'s Definitive Proxy Statement dated February 3, 1998, for the Special Meeting of Stockholders held on February 23, 1998, and is hereby incorporated herein by reference.

           2.2 Contribution Agreement, dated as of November 17, 1997, between Engelhard/ICC and Fresh Air Solutions, L.P. was filed as Exhibit "C" to ICC Technologies, Inc.'s Definitive Proxy Statement dated February 3, 1998, for the Special Meeting of the Stockholders held on February 23, 1998, and is hereby incorporated herein by reference.

           2.3 E/ICC Purchase and Sale Agreement, dated as of November 17, 1997, by and among ICC Investment, L.P., ICC Desiccant Technologies, Inc. and Engelhard DT, Inc., was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and is hereby incorporated herein by reference.

           2.4 Merger Agreement and Plan of Reorganization, dated as of April 8, 1998, by and among ICC Technologies, Inc., RareMedium Acquisition Corp., Rare Medium, Inc. and the Founding Stockholders named therein ("Rare Medium Merger Agreement") was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 15, 1998 and is hereby incorporated herein by reference.

           2.5 Agreement and Plan of Merger, dated as of August 13, 1998, by and among ICC Technologies, Inc., Rare Medium, Inc., I/O 360, Inc. and the I/O 360 Stockholders named therein was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 13, 1998 and is hereby incorporated herein by reference.

           2.6 Agreement and Plan of Merger, dated as of August 13, 1998 by and among ICC Technologies, Inc., Rare Medium, Inc., DigitalFacades Corporation and the DigitalFacades Stockholders named therein was filed as
                          Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 13, 1998 and is hereby incorporated herein by reference.

           2.7 Purchase and Sale Agreement Relating to Partnership Interests in Fresh Air Solutions, L,.P. by and between ICC Desiccant Technologies, Inc. and Wilshap Investments, LLC dated as of October 14, 1998 was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 14, 1998 and is hereby incorporated herein by reference.

           3.1 Articles of Incorporation and By-laws of Rare Medium Group, Inc., formerly known as ICC Technologies, Inc., are hereby incorporated herein by reference from the Company's Form 10 filed on September 16, 1985.

           3.2 Amendment to Articles of Incorporation, changing name to ICC Technologies, Inc., is hereby incorporated herein by reference from the Company's Form 8-K dated June 12, 1990.

           3.3 Amendment to Articles of Incorporation, changing name to Rare Medium Group, Inc., filed with the Secretary of State of the State of Delaware on March 17, 1999.

          10.1            Form of Secured Promissory Note of Rare Medium, Inc.
                          ("Rare Medium Note") in the principal amount of $22 million issued in connection with the acquisition of Rare Medium, Inc. was filed as Exhibit "C-1" to the Rare Medium Merger Agreement, which was filed as Exhibit "2.1" to the Company's Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.

          10.2            Form of Security Agreement between Rare Medium, Inc.
                          and former stockholders of Rare Medium, Inc. in connection with the acquisition of Rare Medium, Inc. was filed as Exhibit "D" to the Rare Medium Merger Agreement, which was filed as Exhibit "2.1" to the Company's Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.

          10.3 Form of Stock Pledge Agreement between ICC Technologies, Inc. and the former stockholders of Rare Medium, Inc. in connection with the acquisition of Rare Medium, Inc. was filed as Exhibit "E" to the Rare Medium Merger Agreement, which was filed as Exhibit "2.1" to the Company's Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.

          10.4 Form of Non-Founder Agreement between the Company and certain former stockholders of Rare Medium, Inc. in connection with the acquisition of Rare Medium, Inc. was filed as Exhibit "M" to the Rare Medium Merger Agreement, which was filed as Exhibit "2.1" to the Company's Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.

          10.5 Form of Guaranty by ICC Technologies, Inc. of the Rare Medium Note was filed as Exhibit "N" to the Rare Medium Merger Agreement, which was filed as Exhibit "2.1" to the Company's Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.

          10.6            Employment Agreement between the Company and Glenn S.
                          Meyers dated April 14, 1998.

          10.7            Employment Agreement between the Company and John S.
                          Gross dated May 13, 1998.

          10.8 Lease dated September 12, 1997 between Forty Four Eighteen Joint Venture and Rare Medium, Inc. re: entire sixth floor, 44-8 West 18th Street thru to 47-53 West 17th Street, Manhattan, New York, New. York.

          10.9 Lease dated February 11, 1998 by and between B & G Bailey Living Trust u/t/d March 25, 1975 and Steaven Jones and DigitalFacades Corporation re: 4081 Redwood Avenue, 1st Floor, Los Angeles, California.

          10.10 The Company's Incentive of Stock Option Plan, as amended was filed as Exhibit 4(g) to the Company's Registration Statement on Form S-8, No. 33-85636 filed on October 26, 1994, and is hereby incorporated herein by reference.

          10.11 The Company's Nonqualified Stock Option Plan as amended and restated, was filed as Exhibit C to the Company's Definitive Proxy Statement dated November 18, 1994 for Stockholders Meeting held December 15, 1994, and is hereby incorporated herein by reference.

          10.12 The Company's Equity Plan for Directors is hereby incorporated herein by reference from ICC's Definitive Proxy Statement dated November 18, 1994, for Stockholders Meeting held December 15, 1994.

          10.13 The Company's 1998 Long-Term Incentive Plan was filed as Appendix I to the Company's Definitive Proxy Statement dated February 17, 1999 for the Stockholders Meeting held March 16, 1998, and is hereby incorporated herein by reference.

          10.14 Fresh Air Solutions, L.P. Limited Partnership Agreement, dated February, 1998, between ICC Desiccant Technologies, Inc., as the sole general partner and a limited partner, and Engelhard DT, Inc., a limited partner, was filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and is hereby incorporated herein by reference.

          10.15 Admission of Partner/Amendment of Partnership Agreement dated October 14, 1998 between ICC Desiccant Technologies, Inc., Wilshap Investments, L.L.C., Engelhard DT, Inc. and Fresh Air Solutions, L.P.

          10.16 Form of Exchange Agreement, dated as of December 31, 1998, by and between ICC Technologies, Inc. and each of certain beneficial holders of the Rate Medium, Inc., Secured Promissory Note, dated April 15, 1998 was filed as Exhibit 10.1 to the Company's Form 8-K dated December 31, 1998 and is hereby incorporated herein by reference.

          10.17 Securities Purchase Agreement, dated as of January 28, 1999, by and among ICC Technologies, Inc. and Capital Ventures International ("CVI Securities Purchase Agreement") and Exhibits thereto were filed as Exhibit
                          10.1 to the Company's Form 8-K dated January 28, 1999 and is hereby incorporated herein by reference.

          10.18 Form of Convertible Term Debenture dated as of January 28, 1999 was filed as Exhibit "A" to the CVI Securities Purchase Agreement, which was filed as
                          Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

          10.19 Form of Stock Purchase Warrant of ICC Technologies, Inc. dated as of January 28, 1999 was filed as Exhibit "B" to the CVI Securities Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

          10.20 Form of Registration Rights Agreement dated as of January 28, 1999 was filed as Exhibit "C" to the CVI Securities Purchase Agreement, which was filed as
                          Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

          10.21 Agreement and Plan of Merger, dated as of March 5, 1999, among Rare Medium, Inc., ICC Technologies, Inc., Rare Medium Texas I, Inc., Big Hand, Inc., and The Stockholders of Big Hand, Inc.

          16 Letter regarding change in certifying accountant from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated August 26, 1998 was filed as
                          Exhibit 16.1 to the Company's Current Report on Form 8-K dated August 13, 1998 and is hereby incorporated herein by reference.

          21 Subsidiaries of the Company are Rare Medium, Inc., a New York corporation; I/O 360, Inc., a New York corporation; DigitalFacades, Inc., a California corporation; Investment Holding Co., f/k/a ICC Desiccant Technologies, Inc., a Delaware corporation; ICC Investment L.P., a Pennsylvania limited partnership; Maintain Corp., a Delaware corporation; and ICC Advanced Technologies, Inc., a Delaware corporation.

          23.1            Consent of KPMG LLP, Independent Accountants.

          23.2            Consent of PricewaterhouseCoopers LLP, Independent
                          Accountants.

          27              Financial Data Schedule.

          99 Letter on behalf of ICC Technologies, Inc. to PriceWaterhouseCoopers LLP pursuant to Item 304 of Regulation S-K was filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 13, 1998 and is hereby incorporated herein by reference.

(d) The following is a list of certain documents required by Regulation S-X consisting of financial statements of the fifty percent owned general partnership Engelhard/ICC included in this Form 10-K Annual Report.

                  (1) Financial Statements of Engelhard/ICC.

                      (i)    Report of Independent Accountants.

                      (ii)   Balance Sheets as of December 31, 1998 and 1997.

                      (iii) Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

                      (iv) Statements of Changes in Partner's Capital for the years ended December 1998, 1997 and 1996.

                      (v) Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                      (vi)   Notes to Financial Statement.

                          Independent Auditors' Report



The Board of Directors and Stockholders
Rare Medium Group, Inc.:

         We have audited the accompanying consolidated balance sheet of Rare Medium Group, Inc. as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 1997 and for each of the years in the two-year period ended December 31, 1997 were audited by other auditors whose report, dated March 20, 1998, on those statements included an explanatory paragraph that states that the Company has incurred losses accumulating to $54,184,410 through December 31, 1997, which raises substantial doubt of their ability to continue as a going concern.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rare Medium Group, Inc. as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that Rare Medium Group, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses and losses from continuing operations, has a working capital deficiency and has incurred accumulated losses through December 31, 1998. These factors, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                                 KPMG LLP

New York, New York
March 29, 1999

                   REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors of
 Rare Medium Group, Inc.

We have audited the accompanying consolidated balance sheets of Rare Medium Group, Inc. (formerly ICC Technologies, Inc.) as of December 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of Rare Medium Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rare Medium Group as of December 31, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Rare Medium Group will continue as a going concern. As discussed in Note 1, Rare Medium Group incurred losses accumulating to a $54,184,410 through December 31, 1997. This factor among others, raises substantial doubt about Rare Medium Group's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Coopers & Lybrand LLP
Philadelphia, Pennsylvania
March 20, 1998

                             RARE MEDIUM GROUP, INC
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                               1998               1997
                                                                         ------------------ ------------------
                                Assets

Current assets:
     Cash and cash equivalents                                             $     917,978       $  1,257,483
     Accounts receivable, net                                                  1,184,182                  -
     Unbilled receivables                                                        251,718                  -
     Advertising credits                                                         298,083                  -
     Prepaid expenses and other current assets                                   145,443            406,558
                                                                         ------------------ ------------------
              Total current assets                                             2,797,404          1,664,041

Property and equipment, net                                                    1,918,273              7,615
Goodwill, net of accumulated amortization of $12,234,602                      39,899,170                  -
Notes receivable, net                                                                  -            350,000
Restricted cash equivalents                                                            -          2,500,000
Other assets                                                                     128,275                  -
                                                                         ------------------ ------------------
                  Total assets                                             $44,743,122       $    4,521,656
                                                                         ================== ==================

            Liabilities and Stockholders' Equity (Deficit)

Current liabilities
     Accounts payable                                                          1,634,889       $     97,989
     Accrued liabilities                                                       1,557,364            183,515
     Deferred revenue                                                            308,898                  -
     Taxes payable                                                               355,000                  -
     Notes payable - other                                                        79,525                  -
     Note payable - affiliate                                                     50,000                  -
                                                                         ------------------ ------------------
              Total current liabilities                                        3,985,676            281,504

Notes payable - related parties                                               10,591,526                  -
Notes payable - other                                                            235,145                  -
Deferred rent                                                                    109,065                  -
Loss in excess of investment balance                                                   -          7,302,358
                                                                         ------------------ ------------------
              Total liabilities                                               14,921,412          7,583,862
                                                                         ------------------ ------------------

Commitments and contingencies

Stockholders' equity (deficit):
     Preferred stock, Authorized 9,510 shares;
         no shares issued and outstanding                                              -                  -
     Common stock, $.01 par value. Authorized
         50,000,000 shares; issued and outstanding 30,696,828
         shares in 1998 and 21,519,998 shares in 1997                            306,968            215,200
     Additional paid-in capital                                               84,720,304         51,308,904
     Note receivable from shareholder                                           (230,467)          (230,467)
     Accumulated deficit                                                     (54,803,665)       (54,184,413)
     Less: Treasury stock, 66,227 shares in 1998 and
         1997, at cost                                                          (171,430)          (171,430)
                                                                         ------------------ ------------------
              Total stockholders' equity (deficit)                            29,821,710         (3,062,206)
                                                                         ------------------ ------------------

                    Total liabilities and stockholders' equity             $  44,743,122       $  4,521,656
                                                                         ================== ==================


            See accompany notes to consolidated financial statements.

                             RARE MEDIUM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1998, 1997 and 1996

                                                                       1998               1997               1996
                                                                       ----               ----               ----
Revenues                                                           $   4,688,120      $           -      $           -
                                                                 -----------------  -----------------  -----------------

Expenses:
       Operating expenses                                              6,590,061                  -                  -
       General and administrative                                      3,590,194          1,991,594          1,545,594
       Depreciation and amortization                                  12,584,177                  -                  -
                                                                 -----------------  -----------------  -----------------
              Total expenses                                          22,764,432          1,991,594          1,545,594
                                                                 -----------------  -----------------  -----------------

Loss from operations                                                 (18,076,312)        (1,991,594)        (1,545,594)
                                                                 -----------------  -----------------  -----------------

Interest (expense) income, net                                        (1,278,507)           492,870            685,817
                                                                 -----------------  -----------------  -----------------

Loss before taxes and discontinued operation                         (19,354,819)        (1,498,724)          (859,777)
       Income tax expense                                                355,487                  -                  -
                                                                 -----------------  -----------------  -----------------
              Loss before discontinued operation                     (19,710,306)        (1,498,724)          (859,777)
                                                                 -----------------  -----------------  -----------------

Discontinued operation:
         Loss from discontinued operation                             (4,538,128)       (11,985,361)        (6,294,832)
         Gain on restructuring of Engelhard                           24,256,769                  -                  -
         Loss on sale of FAS                                            (627,587)                 -                  -
                                                                 -----------------  -----------------  -----------------
            Income (Loss) from discontinued operation                 19,091,054        (11,985,361)        (6,294,832)
                                                                 -----------------  -----------------  -----------------

Net loss                                                                (619,252)       (13,484,085)        (7,154,609)
         Cumulative preferred stock dividend                                   -                  -            (49,655)
                                                                 -----------------  -----------------  -----------------
Net loss attributable to common stockholders                       $    (619,252)     $ (13,484,085)     $  (7,204,264)
                                                                 =================  =================  =================

Basic and diluted earnings (loss) per share
         Continuing operations                                            $(0.78)            $(0.07)            $(0.04)
         Discontinued operation                                             0.76              (0.56)             (0.31)
                                                                 -----------------  -----------------  -----------------
Net loss per share                                                        $(0.02)            $(0.63)            $(0.35)
                                                                 =================  =================  =================

Basic weighted average common shares outstanding                      25,282,002         21,339,635         20,332,952
                                                                 =================  =================  =================

          See accompanying notes to consolidated financial statements.

                             RARE MEDIUM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 and 1996

                                                                        1998               1997                1996
                                                                  ------------------ ------------------  -----------------
Cash flows from operating activities:
     Net loss                                                       $     (619,252)    $  (13,484,085)      $  (7,154,609)
     Adjustments to reconcile net loss to net cash used in
     Operating activities:
         Gain of restructuring of Engelhard                            (24,256,769)                 -                   -
         Depreciation and amortization                                  12,584,177              3,927               1,590
         Equity interest in net loss of Engelhard/ICC                      133,450         11,985,361           6,294,832
         Common stock and stock options
              issued for services rendered                                 589,914             52,381              12,500
         Loss on disposition of FAS                                        627,587                  -                   -
         Interest expense paid in notes and stock                        1,140,413                  -                   -
         (Increase) decrease in:
                  Receivables                                              422,567                  -             189,640
                  Prepaid expenses and other                               277,142           (298,397)            172,349
         Increase (decrease) in:
                  Accounts payable and accrued liabilities                 757,693            194,030            (227,977)
                  Taxes payable                                            362,745                  -                   -
                  Other liabilities                                       (702,629)                 -                   -
                                                                  ------------------ ------------------  -----------------
                      Net cash used in operating activities             (8,682,962)        (1,546,783)           (711,675)
                                                                  ------------------ ------------------  -----------------
Cash flows from investing activities:
         Acquisitions, net of cash acquired                            (10,591,856)                 -                   -
         Cash received in connection with restructuring
              of Engelhard/ICC                                          18,864,003                  -                   -
         Capital contributions to Engelhard/ICC                                  -         (6,775,000)         (7,000,000)
         Issuance of note receivable                                             -           (350,000)                  -
         Net cash received in connection with sale of
              majority interest in FAS                                     973,173                  -                   -
         Purchases of property and equipment, net                         (912,239)            (9,500)                  -
                                                                  ------------------ ------------------  -----------------
                     Net cash provided by (used in) investing
                           activities                                    8,333,081         (7,134,950)         (7,000,000)
                                                                  ------------------ ------------------  -----------------
Cash flows from financing activities
         Proceeds from issuance of common stock and
              warrants, net                                                118,385            298,102          17,305,194
         Cash redemption of preferred stock                                      -                  -            (981,270)
         Repayment of borrowings                                          (108,013)                 -                   -
         Cash dividend on preferred stock                                        -                  -            (394,610)
         Repayments of borrowings from stockholders                              -                  -            (150,000)
                                                                  ------------------ ------------------  -----------------
                     Net cash (used in) provided by financing
                           activities                                      (10,372)           298,102          15,779,314
                                                                  ------------------ ------------------  -----------------
Net increase (decrease) in cash and cash equivalents                      (339,505)        (8,383,631)          8,067,639
Cash and cash equivalents, beginning of period                           1,257,483          9,641,114           1,573,475
                                                                  ------------------ ------------------  -----------------

Cash and cash equivalents, end of period                            $      917,978     $    1,257,483       $   9,641,114
                                                                  ================== ==================  =================



          See accompanying notes to consolidated financial statements.

                             RARE MEDIUM GROUP, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                               EQUITY (DEFICIT)
             For the years ended December 31, 1998, 1997 and 1996

                                                                             Common
                                                                             stock          Additional     Note receivable
                                                            Preferred      ($.01 par          paid-in           from
                                                              stock          value)           capital          officer
                                                              -----          ------           -------          -------
Balance, January 1, 1996                                     $   27         $ 146,923       $35,104,011     $          -
     Issuance of 2,686,813 shares of common stock through
       a secondary offering, net of offering expenses             -            26,868        16,739,905                -
     Issuance of 3,772,045 shares of common stock through
       conversion and redemption of the outstanding
       preferred stock                                          (27)           37,720        (1,413,573)               -
     Issuance of 131,300 shares of common stock through
       exercise of stock options                                  -             1,313           299,987                -
     Net loss                                                     -                 -                 -                -
                                                           ------------- ----------------  -------------- ------------------
Balance, December 31, 1996                                        -           212,824        50,730,330                -
     Issuance of 237,644 shares of common stock through
       exercise of stock options and warrants                     -             2,376           578,574         (230,467)
     Net loss                                                     -                 -                 -                -
                                                           ------------- ----------------  -------------- ------------------
Balance, December 31, 1997                                        -           215,200        51,308,904         (230,467)
     Issuance of  5,775,003 shares of common stock for
       acquired businesses                                        -            57,753        19,988,244                -
     Issuance of 193,895 shares of common stock for
       payment of interest on Note                                -             1,939           526,423                -
     Issuance of 2,951,814 shares of common stock for
       conversion of debt and accrued interest                    -            29,518        12,190,988                -
     Issuance of 55,800 shares of common stock through
       exercise of stock options and warrants                     -               558           117,831                -
     Issuance of 200,000 shares of common stock and
       options for services rendered                              -             2,000           587,914                -
     Net loss                                                     -                 -                 -                -
                                                           ------------- ----------------  -------------- ------------------
Balance, December 31, 1998                                   $    -         $ 306,968       $84,720,304     $   (230,467)
                                                           ============= ================  ============== ==================

                                                                                   Treasury            Total
                                                               Accumulated          stock      stockholders'
                                                                 deficit           at cost        Equity (deficit)
                                                                 -------           -------        ----------------
Balance, January 1, 1996                                       $(33,545,719)      $   (171,430)      $  1,533,812
     Issuance of 2,686,813 shares of common stock through
       a secondary offering, net of offering expenses                     -                  -         16,766,773
     Issuance of 3,772,045 shares of common stock through
       conversion and redemption of the outstanding
       preferred stock                                                    -                  -         (1,375,880)
     Issuance of 131,300 shares of common stock through
       exercise of stock options                                          -                  -            301,300
     Net loss                                                    (7,154,609)                 -         (7,154,609)
                                                             ----------------  -----------------  -----------------
Balance, December 31, 1996                                      (40,700,328)          (171,430)        10,071,396
     Issuance of 237,644 shares of common stock through
       exercise of stock options and warrants                             -                  -            350,483
     Net loss                                                   (13,484,085)                 -        (13,484,085)
                                                             ----------------  -----------------  -----------------
Balance, December 31, 1997                                      (54,184,413)          (171,430)        (3,062,206)
     Issuance of  5,775,003 shares of common stock for
       acquired businesses                                                -                  -         20,045,997
     Issuance of 193,895 shares of common stock for
       payment of interest on Note                                        -                  -            528,362
     Issuance of 2,951,814 shares of common stock for
       conversion of debt and accrued interest                            -                  -         12,220,506
     Issuance of 55,800 shares of common stock through
       exercise of stock options and warrants                             -                  -            118,389
     Issuance of 200,000 shares of common stock and
       options for services rendered                                      -                  -            589,914
     Net loss                                                      (619,252)                 -           (619,252)
                                                             ----------------  -----------------  -----------------
Balance, December 31, 1998                                     $(54,803,665)      $   (171,430)      $ 29,821,710
                                                             ================  =================  =================

          See accompanying notes to consolidated financial statements.

                             RARE MEDIUM GROUP, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies and Practices

    (a) Description of Business

        Rare Medium Group, Inc. (the "Company"), formerly known as ICC Technologies, Inc. ("ICC"), through a series of transactions, has restructured its operations to focus on the business of providing Internet professional services to large and medium size businesses. This was accomplished by restructuring its Engelhard/ICC Partnership, purchasing the Internet-related businesses of Rare Medium, Inc. ("Rare Medium"), I/O 360, Inc. and DigitalFacades Corporation; and disposing of Fresh Air Solutions (see Note 2). Historically the Company had been engaged in the design, development, manufacture and marketing of climate control systems.

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues have been insufficient to cover costs of operations for the year ended December 31, 1998 primarily as a result of the Company's increase in headcount, investment in infrastructure and acquisitions. The Company has a working capital deficiency and has incurred cumulative losses since inception of $54,803,665 through December 31, 1998 and $54,184,410 through December 31, 1987 substantially all related to the air conditioning business. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. Company management believes that the additional financing together with improved operating cash flows in the future will enable the Company to continue to exist through the next year. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

        During 1997 and 1996, the consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, ICC Desiccant Technologies, Inc. ICC Desiccant Technologies, Inc. owned the Company's 50% interest in Engelhard/ICC, a Partnership between the Company and Engelhard Corporation. Engelhard/ICC, accounted for under the equity method, is included in the consolidated financial statements as discontinued operations. Equity in losses of Engelhard/ICC was $11,985,361 in 1997 and $6,294,832 in 1996.

        All intercompany accounts and transactions are eliminated in consolidation.


    (b) Cash and Cash Equivalents

        The Company considers all highly liquid investments with remaining maturities of three months or less at the time of purchase to be cash equivalents.


    (c) Property and Equipment

        The Company uses the straight-line method of depreciation. The estimated useful lives of property and equipment are as follows:

                                      Years
                                      -----
        Equipment                     3 to 5
        Furniture and fixtures        5 to 7

        Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter.


    (d) Goodwill

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over three years. The Company periodically assesses the recoverability of the cost of its goodwill based upon estimated future profitability of the related operating entities. The agreements pursuant to which the Company acquired certain companies (see Note 2) include provisions that could require the Company to issue additional shares if the acquired company meets certain performance targets. The value of any such shares issued will be added to the goodwill related to such acquisition and amortized over the remainder of that goodwill's useful life.

        Long-lived assets and certain identifiable intangibles, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


    (e) Advertising Credits

        The Company has advertising credits that are to be used in the purchase of advertising time or space in the United States. These trade credits will be expensed as utilized.


    (f) Revenue Recognition

        Revenues from the design and development of Internet web sites, interactive and traditional marketing services are recognized using the percentage-of-completion method. Unbilled receivables represent time and costs incurred on projects in progress in excess of amounts billed, and are recorded as assets. Deferred revenue represent amounts billed in excess of costs incurred, and are recorded as liabilities. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.


    (g) Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


    (h) Stock Option Plans

        The Company accounts for its stock option plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB No. 25 and provide the pro forma disclosure required by SFAS No. 123. See Note 7.


    (i) Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


    (j) Net Loss Per Share

        Basic earnings per share ("EPS") is computed by dividing income or loss plus preferred dividends by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Cumulative dividends on preferred stock of $49,655 in 1996 were added to the net loss to determine the net loss attributable to common stockholders.

        Net loss and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the years ended December 31, 1998, 1997 and 1996.

        For the purposes of computing EPS from continuing operations, the Company had potentially dilutive common stock equivalents of 909,321, 1,211,588 and 2,002,305, for the years ended December 31, 1998, 1997, and 1996, respectively, made up of stock options and common stock purchase warrants. These common stock equivalents were not included in the computation of earnings per common share because they were antidilutive on continuing operations for the periods presented.


    (k) Fair Value of Financial Instruments

        The fair value of cash and cash equivalents, accounts receivables, accounts and notes payable, and short-term debt approximate book value. The fair value of long-term notes payable approximates market value based on the recent exchange offering completed in December 1998 (see
        Note 6).


    (l) Concentration of Credit Risk, Major Customers and Geographic Information

        Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivables. Cash and cash equivalents consist of deposits and money market funds placed with various high credit quality financial institutions.

        Concentrations of credit risk with respect to receivables is limited due to the geographically diverse customer base. The Company routinely assesses the financial strength of its customers and does not require collateral or other security to support customer receivables. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts.

        The Company generates revenue principally from customers located in North America, many of which are large multi-national organizations.
        Two customers each separately accounted for approximately 10% of Internet related revenues in 1998, one of which represents approximately 10% of the receivables as of December 31, 1998.


    (m) Recently Issued Accounting Standards

        In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. SFAS 133 will be effective for the Company in 2000. The Company's management has not completed its analysis of the impact, however, currently does not expect the impact to be material.

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


    (n) Segment Accounting

        All of the of the Company's continuing operations are in one business segment, which is that of providing Internet professional services to large and medium size businesses, and are all located in the United States.


(2) Business Transactions

    (a) Acquisition of Rare Medium

        In April 1998, the Company acquired all of the issued and outstanding shares of capital stock of Rare Medium, Inc., ("Rare Medium") which provides Internet professional services. As consideration for the purchase of Rare Medium, the Company issued 4,269,000 shares of Common Stock valued at $14,045,997, paid $10,000,000 in cash and issued a secured promissory note in the principal amount of $22,200,000 (see Note
        5). In the event that on the first anniversary of the transaction the shares issued have a value of less than $3.00 per share, the Company shall issue additional Notes valued at the difference between $3.00 per share and the actual value of the shares. The Company has accounted for this transaction under the purchase method of accounting. The aggregate purchase price, including acquisition costs, exceeded the fair value of Rare Medium's net assets by $45,743,000. This amount has been allocated to Goodwill and is being amortized using the straight line method over three years. Included in the accompanying statement of operations are the results of Rare Medium since the date of acquisition.


    (b) Acquisition of I/O 360

        In August 1998, the Company acquired all of the issued and outstanding shares of capital stock of I/O 360, which provides Internet professional services. As consideration for the purchase of I/O 360, the Company issued 786,559 shares of Common Stock valued at $3,000,000. In the event on the first anniversary of the transaction the shares issued have an aggregate value of less than $3,000,000, the Company shall issue additional shares valued at the difference between $3,000,000 and the actual value of the shares. The Company has accounted for this transaction under the purchase method of accounting. The aggregate purchase price, including acquisition costs, exceeded the fair value of I/O 360's net assets by $3,194,000. This amount has been allocated to Goodwill and is being amortized using the straight line method over three years. Included in the accompanying statement of operations are the results of I/O 360 since the date of acquisition.


    (c) Acquisition of DigitalFacades

        In August 1998, the Company acquired all of the issued and outstanding shares of capital stock of DigitalFacades, which provides Internet professional services. As consideration for the purchase of DigitalFacades, the Company issued 719,144 shares of Common Stock valued at $3,000,000. In the event on the first anniversary of the transaction the shares issued have an aggregate value of less than $3,000,000, the Company shall issue additional shares valued at the difference between $3,000,000 and the actual value of the shares. The Company has accounted for this transaction under the purchase method of accounting. The aggregate purchase price, including acquisition costs, exceeded the fair value of DigitalFacades's net assets by $3,197,000. This amount has been allocated to Goodwill and is being amortized using the straight line method over three years. Included in the accompanying statement of operations are the results of DigitalFacades since the date of acquisition.


    (d) Disposal of Engelhard/ICC Partnership and Fresh Air Solutions

        Engelhard/ICC ("E/ICC"), a partnership between ICC and Engelhard Corporation ("Engelhard"), was formed in February 1994 to design, manufacture and sell desiccant climate control systems and desiccant and heat-exchange wheel components. ICC and Engelhard each owned a 50% interest in E/ICC. On February 27, 1998, ICC and Engelhard effected the restructuring of E/ICC by dividing E/ICC into two separate operating limited partnerships: Fresh Air Solutions L.P. ("FAS") to manufacture and market active climate control systems; and Engelhard Hexcore, L.P. to manufacture and market the heat exchange and desiccant coated wheel components. This transaction included the exchange by ICC and Engelhard of certain of their respective interests in each partnership and the payment by Engelhard to ICC of approximately $18,600,000. After the restructuring, the Company owned 90% of Fresh Air Solutions, L.P. and 20% of Engelhard Hexcore, L.P. and Engelhard owned 80% of Engelhard Hexcore, L.P. and 10% of Fresh Air Solutions, L.P. The Company recognized a gain of $24,256,769 on this transaction, including approximately $7 million relating to the liabilities assumed by the acquiror.

        In October 1998, the Company sold its 1% general partnership and its 56% limited partnership interest in FAS for $1,500,000 of which $1,125,000 was paid in cash and $375,000 by delivery of an unsecured promissory note. The Company incurred a loss of $627,587 on this transaction.

        As of December 31, 1998, the Company has written down its investment including the related note to $0, as a result of the current financial position and recurring losses of FAS. The Company has no future funding responsibilities with respect to FAS has a 32% passive limited partnership interest with no voting rights, and therefore, is accounting for the remaining investment in FAS under the cost method.

        As a result of these transactions, the Company has recorded the operating results, gain on restructuring, and loss on disposal of FAS as discontinued operations.

    (e) Escrow Shares

        In connection with the purchases of I/O 360 and DigitalFacades, the former shareholders of I/O 360 and DigitalFacades have agreed to indemnify the Company for any losses resulting from a breach of, among other things, their respective representations, warranties and covenants. To secure the indemnification obligations of the I/O 360 and DigitalFacades stockholders thereunder, 104,874 and 119,857 shares of the Company's common stock delivered to the I/O 360 and DigitalFacades shareholders, respectively, included as part of the Merger Considerations, have been placed in escrow, and the liability of the I/O 360 and DigitalFacades shareholders under such indemnification obligations is expressly limited to the value of such shares held in escrow.

    (f) Pro Formas (unaudited)

        The following unaudited pro forma information is presented as if the Company had completed the acquisitions as January 1, 1997. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at January 1, 1997, or of the future results of operations.

                                                                  1998               1997
                                                               ----------------- ------------------
        Revenue                                                     $ 8,292,394        $ 6,642,568
                                                               ================== ==================

        Net income (loss) before discontinued operations            (25,774,639)       (24,252,664)

        Discontinued operations                                      19,091,054        (11,985,361)
                                                               ------------------ ------------------

        Net loss                                                   $ (6,683,585)     $ (36,238,025)
                                                               ================== ==================

        Net loss per common share
             basic and diluted                                           $(0.24)            $(1.34)
                                                               ================== ==================

(3) Property and Equipment

   Property and equipment consists of the following at December 31:

                                                                     1998                1997
                                                               ------------------  -----------------

                 Property and equipment
                          Equipment                                 $1,469,759             $13,766
                          Furniture and fixtures                       168,910                 956
                          Leasehold improvements                       629,179                   -
                                                               ------------------  -----------------
                                                                     2,267,848              14,722
                          Less accumulated depreciation
                          and amortization                             349,575               7,107
                                                               ------------------  -----------------

                          Property and equipment, net               $1,918,273              $7,615
                                                               ==================  =================

(4) Accrued Liabilities

    Accrued liabilities consists of the following at December 31:


                                                                     1998                1997
                                                               ------------------  -----------------
                 Accrued liabilities
                          Accrued compensation                         474,805                   -
                          Accrued professional fees                    417,809             114,500
                          Accrued interest payable                     273,309                   -
                          Other liabilities                            391,441              69,015
                                                               ------------------  -----------------

                          Total accrued liabilities                 $1,557,364             183,515
                                                               ==================  =================

(5) Debt

     (a) Notes Payable - related parties
     In connection with the Company's acquisition of Rare Medium on April 15, 1998, a secured promissory note (the "Note") was issued to the former shareholders of Rare Medium in the original aggregate principal amount of $22,200,000. The principal amount of the Note is payable in two equal annual installments on the second and third anniversary of the date of issuance, interest accrued at the prime rate and is payable semi-annually in the form of cash or shares of the Company's common stock at the election of the Company subject to certain limitations. The first interest payment due on October 1, 1998 has been satisfied by delivery of a combination of common stock of the Company and an unsecured promissory note of Rare Medium (the "Interest Note"). The Note and Interest Note are secured by all of the assets of Rare Medium. In addition, the Company has guaranteed the obligations of Rare Medium under the Note.

     In December 1998, the Company and certain beneficial holders of the Note, Interest Note and accrued interest amounting to $12,220,506 reached an agreement to convert all of their Notes and accrued interest for common stock of the Company for the price of $4.14 per share, the trading price of the Company's common stock at that time.

     Pursuant to certain agreements between the Company and its lenders, the Company is subject to certain limitations on indebtedness. Such limitations could adversely affect the Company's ability to secure debt financing in the future. These limitations include the payment within 5 days of the Note should the Company close a secondary offering or other financing which results in net proceeds to the Company of $50,000,000 or more. Additionally, should the Company close a secondary offering or financing which results in net proceeds which exceeds $20,000,000 but is less that $50,000,000, the Company must make a payment which is equal to 40% of the Note within 5 days.

     Accrued interest, included in accrued expenses, on the remaining notes relating to the interest payment due April 1, 1999, amounted to $230,071 as of December 31, 1998.


     (b) Note payable - affiliate
     As part of the acquisition of DigitalFacades, the Company assumed a promissory note to the former President of DigitalFacades. The total principal and interest due at December 31, 1998 on this note is $50,000. The note was paid on the due date of March 25, 1999.


     (c) Notes payable - other
     As part of the acquisition of DigitalFacades, the Company assumed an installment note payable to Wells Fargo Bank. The note calls for monthly payments of principal and interest with a final due date of Mach 15, 2001 with interest payable at a rate of 12.1%. The total principal and interest due at December 31, 1998 on this note is $26,885.

     In August 1998, the Company issued a promissory note to First Insurance Fund Group as a payment for a Directors and Officers insurance policy. The note calls for monthly payments of principal and interest with a final due date of May 10, 1999 with interest payable at a rate of 6.83%. The total principal and interest due at December 31, 1998 on this note is $50,320.

     Through its wholly owned subsidiaries I/O 360 and DigitalFacades, the Company has bank lines of credit of $445,930. As of December 31, 1998, the Company had drawn down $237,445 of this amount.


(6) Shareholders' Equity


     Common Stock Transactions

     In December 1998, the Company issued 2,951,814 shares of common stock to certain beneficial holders of the Note held by the former shareholders of Rare Medium in exchange for the principal amount of the Note and accrued interest. Additionally, 193,895 shares of common stock were issued with respect to the interest payment made in October 1998. The fair value of the common stock was determined based on a value of the average trading price of the Company's common stock at that time.

     In April 1998, the Company issued 4,269,300 shares of common stock as partial consideration for the acquisition of Rare Medium, Inc.. In accordance with the Rare Medium Merger Agreement, the fair value of the common stock was determined based on a value of $3.29 per share (the average trading price of the Company's common stock at that time).

     In August 1998, the Company issued 786,559 shares of common stock as consideration for the purchase of I/O 360 in August, 1998. In accordance with the I/O 360 Merger Agreement, the fair value of the common stock was determined based on a value of $3.81 per share (the average trading price of the Company's common stock at that time).

     The Company issued 719,144 shares of common stock as consideration for the purchase of DigitalFacades in August, 1998. In accordance with the DigitalFacades Merger Agreement, the fair value of the common stock was determined based on a value of $4.17 per share (the average trading price of the Company's common stock at that time).

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

     The Company received proceeds of approximately $183,000 from the exercise of stock options to purchase approximately 106,000 shares of common stock granted under its option plans for 1996. The Company received proceeds of approximately $119,000 from the exercise of warrants to purchase approximately 25,000 shares of common stock for 1996.


(7) Employee Compensation Plans

     The Company provides incentive and nonqualified stock option plans for directors, officers, and key employees of the Company and others. The Company had reserved a total of 13,600,000 shares of authorized common stock for issuance under the following plans; the Long Term Incentive Plan, Nonqualified Stock Option Plan and Equity Plan for Director. The number of options to be granted and the option prices are determined by the Compensation Committee of the Board of Directors in accordance with the terms of the plans. Options generally expire five to ten years after the date of grant.

     During 1998, the Board of Directors approved the 1998 Long-Term Incentive Plan, ("Stock Incentive Plan") under which "non-qualified" stock options ("NQSOs") to acquire shares of common stock may be granted to non-employee directors and consultants of the Company, and "incentive" stock options ("ISOs") to acquire shares of common stock may be granted to employees. The Stock Incentive Plan also provides for the grant of stock appreciation rights ("SARs"), shares of restricted stock, deferred stock awards, dividend equivalents, and other stock-based awards to the Company's employees, directors, and consultants.

     The Stock Incentive Plan provides for the issuance of up to a maximum of 8,000,000 shares of common stock and is currently administered by the Compensation Committee of the Board of Directors. Under the Stock Incentive Plan, the option price of any ISO may not be less than the fair market value of a share of common stock on the date on which the option is granted. The option price of an NQSO may be less than the fair market value on the date of the NQSO is granted if the Board of Directors so determines. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in section 422A of the Internal Revenue Code) unless the exercise price is at least 110% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Common stock subject to a restricted stock purchase or a bonus agreement is transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

     Under the Nonqualified Stock Option Plan, which provides for the issuance of up to 5,100,000 shares, the option price as determined by the Stock Option Committee may be greater or less than the fair market value of the common stock as of the date of the grant, and the options are generally exerciseable for three to five years subsequent to the grant date.

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

     The per share weighted average fair value of stock options granted during 1998, 1997 and 1996 was $1.96, $1.38, and $3.64, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate ranging from 4.5% to 5.6% in 1998, 5.4% to 6.5% in 1997, and 5.4% to 7.2% in 1996, (2) an expected life of six years for all years, (3) volatility of approximately 91.5% in 1998, 73.9% in 1997, and 69.7% in 1996 and (4) an annual dividend yield of 0% for all years.

     The Company applies the provisions of APB Opinion No. 25 in accounting for its Stock Incentive Plan and, accordingly no cost has been recognized for its stock options in the financial statements since the exercise price was equal to or greater than the fair market value at the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                                                             1998               1997
                                                                             ------------------ ------------------
    Net loss:                                        As Reported             $  619,252         $13,484,085
                                                     Pro Forma               $6,053,743         $13,613,974

    Net loss per share:                              As Reported             $0.02              $0.63
                                                     Pro Forma               $0.24              $0.64

     Pro forma net loss reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts because compensation cost is reflected over the various options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

    Stock option activity under the Stock Incentive Plan is shown below:


                                                                                          Weighted          Number of
                                                                                          Average           shares
                                                                                          Exercise Prices

Outstanding at January 1, 1996                                                            3.83                   2,923,626
Granted                                                                                   6.23                     356,000
Forfeited                                                                                 5.65                    (163,000)
Exercised                                                                                 1.72                    (106,300)
                                                                                                            ----------------

Outstanding at December 31, 1996                                                          4.09                   3,010,326
Granted                                                                                   3.15                     716,998
Forfeited                                                                                 6.58                    (248,200)
Exercised                                                                                 2.26                    (207,644)
                                                                                                            ----------------

Outstanding at December 31, 1997                                                          3.81                   3,271,480
Granted                                                                                   2.63                   6,255,785
Forfeited                                                                                 5.02                  (1,669,293)
Exercised                                                                                 2.12                     (55,800)
                                                                                                            ----------------

Outstanding at December 31, 1998                                                          2.61                   7,802,172
                                                                                                            ================

       The following table summarizes weighted-average option price information:

                          Number                                                   Number
                      outstanding at                                           exercisable at
                       December 31,         Weighted           Weighted         December 31,     Weighted average
Range of exercise          1998             average            average              1998          exercise price
      prices                             remaining life     exercise price

  $1.00 - $2.16             1,054,996               3.82              $1.75             884,358              $1.71
  $2.25 - $3.25             5,351,948               6.96               2.41           1,026,527               2.58
  $3.63 - $5.32             1,351,290               6.32               3.91           1,279,672               3.86
  $6.88 - $10.75               43,938               7.96               8.14              19,964               8.16
                     -----------------  -----------------  -----------------  ------------------ ------------------

                            7,802,172               6.43              $2.61           3,210,521              $2.89

Additionally, at December 31, 1998 there are approximately 1,065,000 warrants outstanding with exercise prices ranging from $2.00-$13.42; 750,000 of these warrants expired or were exercised in January 1999. The balance of these warrants expire in May 1999.

(8) Income Taxes

     The difference between the statutory federal income tax rate and the company's effective tax rate for the years ended December 31, 1998, 1997 and 1996 is principally due to the Company incurring net operating losses for which no tax benefit was recorded and in 1998 alternative minimum taxes of $355,000.

     For Federal income tax purposes, the Company has unused net operating loss carryforwards of approximately $31.8 million expiring in 1999 through 2012. The availability of the net operating loss carryforwards to offset income in future years, if any, is limited by Internal Revenue Code Section 382 as a result of certain changes in ownership that have occurred.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):


                                                                                     December 31
                                                                                     -----------
                                                                               1998               1997
                                                                               ----               ----
Net operating loss carryforwards                                             $  12,099,000      $  17,928,000
Alternative minimum tax carryforwards                                              355,000                  -
Other assets                                                                        86,000                  -
Other accrued expenses                                                             281,000             10,000
                                                                         ------------------ ------------------
                  Total gross deferred tax assets                               12,821,000         17,938,000
Less valuation allowance                                                       (12,821,000)       (17,938,000)
                                                                         ------------------ ------------------
                  Net deferred tax assets                                $               -  $               -
                                                                         ================== ==================

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. During 1998 and 1997, the valuation allowance decreased by $5,117,000 and increased by $5,130,000, respectively.


(9) Related Party Transactions

    The Company received advertising credits of $300,000 in exchange for shares of common stock in the year ended December 31, 1997. The trade credits are to be used in the purchase of advertising time or space in the United States. As of December 31, 1998, $1,917 of these trade credits had been utilized. The remaining $299.083 will be expensed as utilized.

    The Company loaned $230,467 to its then Chairman in July 1997 in connection with exercise of an option to acquire 82,753 shares of Common Stock. The loan was in the form of a full recourse note which matures in five years. Such note bears interest equal to the prime rate, with such rate adjusted to the current prime rate at each anniversary date.


(10) Commitments and Contingencies

    Leases

    The Company has non-cancelable leases, primarily related to its operations in New York and Los Angeles. Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1998:

                           Year ending
                           December 31                    Amount
                           -----------                    ------
                               1999                     $402,625
                               2000                      404,635
                               2001                      415,363
                               2002                      348,232
                               2003                      259,158
                            Thereafter                   950,784
                                                      ----------
               Total minimum lease payments           $2,780,797
                                                      ==========

                Total rent expense under operating leases amounted to $315,048 for 1998.

     Employment Agreements

                The Company is a party to employment agreement with the Chief Executive Officer of the Company. The agreement term is from April 15, 1998 to April 15, 2003 and calls for a minimum base salary of $250,00 per year with annual increases of his base salary of not less than 4% per year. The minimum salary commitment for this agreement is $1,354,081. Additionally, this officer is entitled to incentive compensation equal to 2% of the Company's revenues for such year in excess of the revenues of the immediate preceding year. In addition, this officer was granted options to acquire an aggregate of 2,000,000 shares of the Company's common stock at the exercise prices equal to $2.375 per share, the fair value at the time of the agreement, which options will become exercisable ratably on a monthly basis over a period of 60 months from the date of grant and expire ten years from the date of grant.

     Litigation

     From time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on the financial position or results of operations of the Company.


(11) Subsequent Events - (unaudited)

     Pursuant to the terms of a Securities Purchase Agreement, dated as of January 28, 1999, the Selling Securityholder agreed to purchase from the Company, in two tranches, 8% Convertible Term Debentures of the Company in the aggregate principal amount of $6,000,000 (the "Convertible Debentures") and five year warrants to purchase an aggregate of 693,642 shares of common stock at an exercise price of $5.27 per share, subject to reset (the "Warrants"). The first tranche of the transaction closed effective January 28, 1999, at which time the Selling Securityholder purchased Convertible Debentures in the aggregate principal amount of $3,500,000 and Warrants to purchase 404,625 shares of common stock. Upon the timely satisfaction of the conditions of the closing of the second tranche, the Selling Securityholder will purchase the remaining Convertible Debentures and Warrants. The term of the Convertible Debentures is four years. The principal amount of the Convertible Debentures plus accrued interest thereon at 8% per annum are convertible, at the option of the Selling Securityholder, into shares of common stock at a conversion price equal to $5.27 per share until July 27, 1999 (unless certain events occur earlier) and, therefore, at a per share price equal to the lowest of (i) $5.27, (ii) 105% of the average closing bid price of the common stock for the lowest two trading days during the 15 trading days ending on July 27, 1999, and
     (iii) 92% of the average closing bid price of the common stock for the lowest two trading days during the 15 trading days ending on the trading day immediately preceding the applicable conversion date, but in no event less than $2.49 per share, subject to adjustment (the "Floor Price"). In the event that the common stock trades below the Floor Price for a certain period of time, the Company has the right to prepay the Convertible Debentures at an amount equal to 120% of principal plus accrued interest. Except under certain limited circumstances, the Selling Securityholder is not entitled to convert the Convertible Debentures or exercise the Warrants to the extent that the shares to be received by the Selling Securityholder upon such conversion or exercise would cause the Selling Securityholder to beneficially own more than 4.9% of the outstanding common stock.

     On February 25, 1999, the Company acquired the assets of Interface Alternatives, Inc. through a newly-formed subsidiary, iface.com, which is in the business of providing software and solutions for voice-over-internet protocol ("VOIP") for voice, video and fax communications via the Internet. The Company owns 80% of the stock of iface.com, and previous management of Interface Alternative, Inc. owns the remaining 20%. As consideration for the assets of Interface Alternatives, Inc., which are currently estimated at $350,000, iface.com assumed the liabilities of Interface Alternatives, Inc., which are currently estimated at $250,000. In addition, the Company provided cash at closing to iface.com in the amount of $250,000 and a one-year line of credit in the amount of $250,000. The acquisition will be accounted for under the purchase method of accounting.

     On February 26, 1999, the Company signed a definitive agreement to acquire 100% of the outstanding stock of FS3 Interactive, Inc. FS3 creates Internet-based business solutions, including Web marketing, design, programming, and E-commerce enabling. As consideration for the purchase, the Company will issue common stock valued at two times FS3's annual revenue, which is currently estimated at $1.7 million. The number of shares to be issued will be determined based on the lesser of $4.50 or the average closing bid price for the ten days prior to closing.

     On March 9, 1999, the Company signed a definitive agreement to acquire 100% of the outstanding stock of Big Hand, Inc. and its subsidiary, Circumstance Design, Inc. Big Hand creates Internet-based solutions, including Web marketing, design, programming, and E-commerce enabling. As consideration for the purchase the Company will issue common stock valued at two times the trailing twelve month consolidated revenue of Big Hand and Circumstance, which is currently estimated at $3.0 million. The number of shares to be issued will be determined based on the lesser of $4.50 or the average closing bid price for the ten days prior to closing.

     On March 19, 1999, the Company signed a definitive agreement to acquire 100% of the outstanding stock of Hype! Inc., a Canadian corporation. Hype! is an Internet marketing and communications company. As consideration for the purchase, Rare Medium Group, Inc. will issue 270,729 shares of common stock.

     On March 16, 1999, the Company, formerly known as ICC Technologies, Inc., officially changed its name to Rare Medium Group, Inc. by a vote at a special meeting of the stockholders, increased the number of authorized shares from 50,000,000 to 200,000,000, adopted staggered terms for directors and received approval for the 1998 Long-Term Incentive Plan.

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



Pricewaterhouse Coopers LLP

2400 Eleven Penn Center
Philadelphia, Pennsylvania

March 20, 1998

                                  ENGELHARD/ICC
                                 BALANCE SHEETS

                                                                                     December 31,          December 31,
                                                                                        1997                  1996
                                                                                     ------------          ------------
                              ASSETS
Current assets:
       Cash and cash equivalents                                                      $   275,717          $  1,192,997
       Accounts receivable, net of allowance for doubtful accounts
           of $444,823 and $39,786, respectively                                        2,118,138             2,623,769
       Accounts receivable - ICC Technologies, Inc.                                        17,720                17,035
       Inventories                                                                      3,061,684             4,570,952
       Prepaid expenses and other                                                          79,859               278,762
                                                                                      -----------          ------------
                  Total current assets                                                  5,553,118             8,683,515
Property, plant and equipment, net                                                      9,496,897             7,990,125
Cash held in escrow                                                                        15,010               307,476
Purchased intangibles, net                                                                866,116               991,883
Other assets, net                                                                         830,469               986,232
                                                                                      -----------          ------------
                        Total assets                                                   16,761,610          $189,959,231
                                                                                      ===========          ============
                    LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
       Short-term loan                                                                  2,750,000             2,750,000
       Current portion of long term debt                                                   69,557                64,529
       Accounts Payable:
           Trade                                                                          965,755             1,404,366
           Engelhard Corporation                                                                0               298,084
       Accrued liabilities                                                              3,802,839               481,230
                                                                                      -----------          ------------
                  Total current liabilities                                             7,588,151             4,998,209
                                                                                      -----------          ------------
Long-term debt                                                                          8,629,128             8,642,330
                                                                                      -----------          ------------
Partners' capital                                                                         544,331             5,318,692
                                                                                      -----------          ------------
                  Total liabilities and partners' capital                             $16,761,610          $ 18,959,231
                                                                                      ===========          ============


    The accompanying notes are an integral part of the financial statements.

                                  ENGELHARD/ICC
                            STATEMENTS OF OPERATIONS
              for the years ended December 31, 1997, 1996 and 1995



                                                                      1997               1996                 1995
                                                                 ------------        ------------         ------------
Revenues                                                         $ 12,239,012        $ 10,504,609         $  8,944,279
Cost of goods sold                                                 17,460,782          13,776,459           10,883,995
                                                                 ------------        ------------         ------------
             Gross loss                                            (5,221,770)         (3,271,850           (1,939,716)
                                                                 ------------         ------------         ------------
Operating expenses:
       Marketing                                                    4,105,228           3,563,817            3,412,008
       Engineering                                                  2,074,295           1,053,809              936,415
       Research and development                                       901,523           1,055,758            1,133,780
       General and administrative                                   3,940,813           3,207,460            2,440,722
                                                                 ------------        ------------         ------------
             Total operating expenses                              11,021,859           8,880,844            7,922,925
                                                                 ------------        ------------         ------------
                  Loss from operations                            (16,243,629)        (12,152,694)          (9,862,641)
                                                                 ------------       ------------          ------------
Interest:
      Interest income                                                  54,472              94,766               50,679
      Interest expense                                               (535,204)           (531,736             (760,261)
                                                                     (480,732)           (436,970)            (709,582)
                                                                 ------------        ------------         ------------
Net loss                                                         $(16,724,361)       $(12,589,664)        $(10,572,223)
                                                                 ============        ============         ============

    The accompanying notes are an integral part of the financial statements.

                                  ENGELHARD/ICC
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              for the years ended December 31, 1997, 1996 and 1995


Partners' capital, December 31, 1994                              $  3,480,579
Conversion of general partners' loan to partners' capital            5,000,000

Capital contributions                                                6,000,000
Net loss                                                           (10,572,223)
--------                                                          ------------

Partners' capital, December 31, 1995                                 3,908,356
Capital contributions                                               14,000,000
Net loss                                                           (12,589,664)
                                                                  -------------

Partners' capital, December 31, 1996                                 5,318,692
Capital contributions                                               11,950,000
Net loss                                                           (16,724,361)
                                                                  -------------

Partners' capital, December 31, 1997                              $    544,331
                                                                  ============



    The accompanying notes are an integral part of the financial statements.

                                  ENGELHARD/ICC
                            STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1997, 1996 and 1995

                                                                               1997           1996             1995
                                                                           ------------   ------------     ------------
Cash flows from operating activities:
   Net loss                                                             $(16,724,361)    $(12,589,664)     $(10,572,223)

   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                       1,557,739        1,349,057         1,100,898
       Provision for doubtful accounts                                       443,356           40,000            31,104
       Provisions for inventory obsolescence and valuation                 1,278,040          941,030           600,000
       Write-off of equipment and other assets                               446,838           23,471                 0
       Gain on sale of assets                                                (18,000)               0                 0
   (Increase) decrease in:
        Receivables                                                          111,885         (606,349)       (1,424,973)
                                                                             231,228       (2,126,857)       (1,545,616)
        Prepaid expenses and other                                           198,903         (119,823)          (83,103)
   Increase (decrease) in:
       Accounts payable                                                     (457,577)         604,077          (509,281)
       Payables to ICC Technologies, Inc.                                    (31,191)        (178,008)           36,878
       Payables to Engelhard Corporation                                    (298,996)          93,548           141,697
       Accrued expenses and other liabilities                              3,322,380          127,634           119,368
                                                                        ------------     ------------      ------------
              Net cash used in operating activities                       (9,939,756)     (12,441,884)      (12,105,25l)
                                                                        ------------     ------------      ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                            (3,087,444)        (928,644)       (1,257,464)
    Purchases of intangibles                                                (142,371)        (346,327)         (134,244)
    Proceeds from sale of assets                                              18,000                0                 0
    Cash held in escrow                                                      292,466          558,268          (865,744)
                                                                        ------------     ------------      ------------
                  Net cash used in investing activities                   (2,919,349)        (716,703        (2,257,452)
                                                                        ------------     ------------      ------------

Cash flows from financing activities:
    Proceeds from long-term debt                                              40,458           57,072            69,956
    Repayments of long-term debt                                             (48,633)         (51,968)          (43,245)
    Proceeds from issuance of bonds                                                0                0         8,500,000
    Bond issuance costs                                                            0                0          (215,979)
    Capital contributions by general partners                             11,950,000       14,000,000         6,000,000
    Proceeds from short-term debt                                                  0                0         2,750,000
    Repayment of notes payable to general partners                                 0                0        (3,000,000)
                                                                        ------------     ------------      ------------
                  Net cash provided by financing activities               11,941,825       14,005,104        14,060,732
                                                                        ------------     ------------      ------------
Net increase (decrease) in cash and cash equivalents                        (917,280)         846,517          (301,971)
Cash and cash equivalents, beginning of period                             1,192,997          346,480           648,451
                                                                        ------------     ------------      ------------
Cash and cash equivalents, end of period                                $    275,717     $  1,192,997      $    346,480
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

         Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs amounted to approximately $902,000, $1,056,000 and $1,134,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

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




 (3)     INVENTORIES:

         Inventories comprise the following:

                                                     December 31, December 31,
                                                         1997         1996
                                                         ----         ----

         Raw materials and purchased parts           $ 1,721,311   $ 2,013,913
         Work-in-process                               1,504,116     1,547,641
         Finished goods                                  309,128     1,591,228
                                                     -----------   -----------

                                                       3,534,555     5,152,782

         Less: Allowance for inventory obsolescence     (472,871)     (581,830)
                                                     -----------   -----------
                                                     $ 3,061,684   $ 4,570,952
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

(4)      PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment, net, consist of the following at

                                                            December 31:

                                                     1997                1996
                                                     ----                ----



          Land                                   $   390,000        $   390,000
          Building                                 1,805,741          1,779,721
          Machinery and equipment                  9,740,532          7,607,702
          Furniture, fixtures and
            leasehold improvements                 1,113,589            794,912
                                                 -----------        -----------

                                                  13,049,862         10,572,335
          Less - accumulated depreciation         (3,552,965)        (2,582,210)
                                                 -----------        -----------

                                                 $ 9,496,897        $ 7,990,125
                                                 ===========        ===========



(5)      OTHER ASSETS:

         Other assets consist of the following at December 31:

                                                    1997               1996
                                                    ----               ----


          Patents and Trademarks                 $  767,478         $  877,623
          Bond Issue Costs                          219,483            219,483
          Deposits                                      410             33,854
          Other                                      24,217              2,000
                                                 ----------         ----------

                                                  1,011,588          1,132,960
          Accumulated amortization                 (181,119)          (146,728)
                                                 ----------         -----------

                                                 $  830,469         $  986,232
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

(7)      ACCRUED LIABILITIES:

         Accrued liabilities consist of the following at December 31:

                                                   1997                1996
                                                   ----                ----

         Accrued expenses                        $2,837,272           $168,987
         Payroll and employee benefits              748,051            130,301
         Commissions                                141,251            168,891
         Customer deposits                           76,265             13,051
                                                 ----------           --------

                                                 $3,802,839           $481,230
                                                 ==========           ========


 (8) LONG-TERM DEBT:

         Long-term debt consists of the following at December 31:

                                                                                          1997                  1996
                                                                                      -----------           -----------
         Industrial development revenue bonds; interest determined weekly and payable weekly; bonds mature on April 2020, but are subject to
              redemption at the option of the Partnership from April  2000            $ 8,500,000           $ 8,500,000
         Notes payable due April 2000; interest at 2% per annum;
              interest payable monthly; interest and principal payable in equal monthly installments over 60-month period
              commencing April 1995                                                        99,418               138,649
         Other                                                                             99,267                68,210
                                                                                      -----------           -----------
                                                                                        8,698,685             8,706,859
         Less- current portion                                                            (69,557)              (64,529)
                                                                                      -----------           -----------
                                                                                      $ 8,629,128           $ 8,642,330
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

(9)      REVENUES:

         Revenues are comprised of the following:

                                                                         1997            1996               1995
                                                                    ------------     ------------       -----------
           Equipment sales                                          $  6,311,235     $  6,097,736       $ 2,558,250
           Substrate processing                                        5,823,538        4,302,233         5,801,666
           Licensing fees                                                      0                0           500,000
           Maintenance and service                                       104,239          104,640            84,363
                                                                    ------------     ------------       -----------
                                                                    $ 12,239,012     $ 10,504,609       $ 8,944,279
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

In order to provide capacity and consolidate the Philadelphia office and manufacturing operations, the Partnership entered into a ten-year lease commitment which began April 1997, for approximately 140,000 square feet of office, manufacturing and assembly space. The lease can be terminated after the fifth year. The Partnership is responsible for paying its allocable portion of all real estate taxes, water and sewer rates, and common expenses. The obligations under the lease agreement are guaranteed by the general partners, ICC and Engelhard.

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
                                                       ===========           ===========       ===========

Statements of Operations
for the year ended
December 31, 1997

                                                 Box Business       Wheel Business      Eliminations     Partnership
                                                 ------------       --------------      ------------     -----------
Revenues                                         $  6,415,474        $  6,926,538      $ (1,103,000)     $ 12,239,012
Cost of goods sold                                 11,661,030           6,902,752        (1,103,000)       17,460,782
                                                 ------------        ------------      ------------      ------------
Gross profit (loss)                                (5,245,556)             23,786                 -        (5,221,770)
                                                 ------------        ------------      ------------      ------------
Operating expenses:
     Marketing                                      4,105,228                   -                           4,105,228
     Engineering                                    2,074,295                   -                           2,074,295
     Research and developmen                          901,523                   -                             901,523
     General and administrative                     3,799,838             140,975                           3,940,813
                                                 ------------        ------------                        ------------
Loss from operations                              (16,126,440)           (117,189)                         16,243,629)
                                                 ------------        ------------                        ------------
Interest expense                                      136,283             344,449                             480,732
                                                 ------------        ------------      ------------      ------------
Net loss                                         $(16,262,723)       $   (461,638)                -      $(16,724,361)
                                                 ============        ============      ============      ============

Condensed Statements of Cash Flows
for the year ended December 31, 1997

                                                                     Box Business    Wheel Business     Partnership
                                                                     ------------    --------------     -----------
Cash flows from operating activities:
   Net loss                                                         $(16,262,723)    $   (461,638)     $(16,724,361)
   Adjustments to reconcile net loss
     to net cash (used in) provided by
     operating activities:
       Depreciation and amortization                                     692,641          865,098         1,557,739
       Provision for doubtful accounts                                   443,356               --           443,356
       Provisions for inventory obsolescence and
       Valuation                                                       1,278,040               --         1,278,040
       Write-off of equipment and other assets                           364,201           82,637           446,838
       Gain on sale of assets                                                 --          (18,000)          (18,000)
       (Increase) decrease in current assets                             635,470          (93,454)          542,016
       Current liabilities increase (decrease)                         2,545,000          (10,384)        2,534,616
                                                                    ------------     ------------      ------------
   Net cash (used in) provided by
       operating activities                                          (10,304,015)         364,259        (9,939,756)
                                                                    ------------     ------------      ------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                         (2,490,707)        (596,737)       (3,087,444)
   Purchases of intangibles                                             (103,203)         (39,168)         (142,371)
   Proceeds from sale of assets                                               --           18,000            18,000
                                                                    ------------     ------------      ------------
   Cash held in escrow                                                        --          292,466           292,466
                                                                    ------------     ------------      ------------
Net cash used in investing activities                                 (2,593,910)        (325,439)       (2,919,349)
                                                                    ------------     ------------      ------------

Cash flows from financing activities:
   Proceeds from long-term debt                                           40,458               --            40,458
   Repayments of long-term debt                                          (48,633)              --           (48,633)
   Capital contributions by general partners                          11,950,000               --        11,950,000
                                                                    ------------     ------------      ------------
Net cash provided by financing activities                             11,941,825               --        11,941,825
                                                                    ------------     ------------      ------------

Net increase (decrease) in cash and cash equivalents                    (956,100)          38,820          (917,280)
Cash and cash equivalents, beginning of period                         1,191,532            1,465         1,192,997
                                                                    ------------     ------------      ------------
Cash and cash equivalents, end of period                            $    235,432     $     40,285      $    275,717
                                                                    ============     ============      ============


Balance Sheets
As of December 31, 1996                                              Box Business   Wheel Business     Partnership
                                                                     ------------   -------------      -----------
Cash                                                                 $ 1,191,532      $     1,465       $ 1,192,997
Receivables                                                            2,091,908          548,896         2,640,804
Inventory                                                              3,435,349        1,135,603         4,570,952
Other current assets                                                     265,444           13,318           278,762
Property, plant and equipment                                            917,593        7,072,532         7,990,125
Cash held in escrow                                                           --          307,476           307,476
Other noncurrent assets                                                  719,550        1,258,565         1,978,115
                                                                     -----------      -----------       -----------
Total assets                                                         $ 8,621,376       10,337,855        18,959,231
                                                                     ===========      ===========       ===========

Current liabilities                                                    1,989,033          194,647         2,183,680
Short-term loan                                                        2,750,000               --         2,750,000
Long-term loan                                                           206,859        8,500,000         8,706,859
Partners' capital                                                      3,675,484        1,643,208         5,318,692
                                                                     -----------      -----------       -----------
  Total liabilities and net assets                                   $ 8,621,376      $10,337,855      `$18,959,231
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
                                                                    ============     ============      ============

Statements of Operation
for the year December 31, 1995



                                                    Box Business   Wheel Business     Elimination      Partnership
                                                    ------------   --------------     -----------      -----------
Revenues                                          $  3,142,613      $  6,768,666         (967,000)     $  8,944,279
Cost of goods sold                                   5,190,059         6,660,936         (967,000)       10,883,995
                                                  ------------      ------------        ---------      ------------
Gross profit (loss)                                 (2,047,446)          107,730               --        (1,939,716)
                                                  ------------      ------------        ---------      ------------
Operating expenses:
   Marketing                                         3,412,008                                            3,412,008
   Engineering                                         936,415                                              936,415
   Research and development                          1,133,780                                            1,133,780
   General and administrative                        2,305,888           134,834                          2,440,722
                                                  ------------      ------------                       ------------
Loss from operations                                (9,835,537)          (27,104)                        (9,862,641)
Interest expense                                       438,447           271,135                            709,582
                                                  ------------      ------------        ---------      ------------
Net loss                                          $(10,273,984)     $   (298,239)                      $(10,572,223)
                                                  ============      ============        =========       ==========



Statements of Cash Flows
for the year ended December 31, 1995



Cash flows from operating activities                              Box Business      Wheel Business      Partnership
                                                                  ------------      --------------      -----------
   Net loss                                                         $(10,273,984)    $   (298,239)     $(10,572,223)
   Adjustments to reconcile net loss to net cash used in
      Operating activities:
      Depreciation and amortization                                      401,851          699,047         1,100,898
      Provision for doubtful accounts                                     31,104               --            31,104
      Provisions for inventory obsolescence and valuation                600,000               --           600,000
      (Increase) decrease in current assets                             (758,389)      (2,295,303)       (3,053,692)
      Current liabilities increase (decrease)                           (405,374)         194,036          (211,338)
                                                                    ------------     ------------      ------------
           Net cash used in operating activities                     (10,404,792)      (1,700,459)      (12,105,251)

Cash flows from investing activities
    Purchases of property, plant and equipment                          (572,097)        (685,367)       (1,257,464)
    Purchases of intangibles                                            (102,544)         (31,700)         (134,244)
    Cash held in escrow                                                       --         (865,744)         (865,744)
                                                                    ------------     ------------      ------------
           Net cash used in investing activities                        (674,641)      (1,582,811)       (2,257,452)
                                                                    ------------     ------------      ------------
Cash flows from financing activities:
    Proceeds from long-term debt                                          69,956               --            69,956
    Repayments of long-term debt                                         (43,245)              --           (43,245)
    Proceeds from issuance of bonds                                           --        8,500,000         8,500,000
    Transfer of bond proceeds between businesses                       5,000,000       (5,000,000)               --
    Bond issuance costs                                                                  (215,979)         (215,979)
    Capital contributions by general partners                          6,000,000               --         6,000,000
    Proceeds from short-term debt                                      2,750,000               --         2,750,000
    Repayment of notes payable to general partner                     (3,000,000)              --        (3,000,000)
                                                                    ------------     ------------      ------------
           Net cash provided by financing activities                  10,776,711        3,284,021        14,060,732
                                                                    ------------     ------------      ------------
Net increase (decrease) in cash and cash equivalents                    (302,722)             751          (301,971)

Cash and cash equivalents, beginning of period                           646,769            1,682           648,451
                                                                    ------------     ------------      ------------
Cash and cash equivalents, end of period                            $    344,047     $      2,433      $    346,480
                                                                   `============     ============      ============

Rare Medium Group
Schedule II - Valuations and Qualifying Accounts

                                                                            Additions      Additions
                                                             Balance at     charged to     charged to                    Balance at
                                                              beginning     costs and        other                           end
                            Description                        of year       expenses       Accounts       Deductions      of year
----------------------------------------------------------  -------------  --------------  --------------  ----------    ----------
Reserves and allowances deducted asset accounts:

Allowances for uncollectible accounts receivable

       Year ended December 31, 1996                                         -                  -                  -             -

       Year ended December 31, 1997                                         -                  -                  -             -

       Year ended December 31, 1998                                         -                  -           $   82,445(1)   $  82,445

Allowances for uncollectible notes receivable

       Year ended December 31, 1996                                         -                  -                  -             -

       Year ended December 31, 1997                                         -                  -                  -             -

       Year ended December 31, 1998                                         -         $  375,000                  -        $ 375,000


(1) Existing reserves for acquired companies.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): Rare Medium Group, Inc.
              ----------------------

              By: /s/ Glenn S. Meyers


                (Signature)

Name and Title: Glenn S. Meyers, President and Chief Executive Officer

Date:         March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    CAPACITY                           DATE
---------                    --------                           ----
/s/ Glenn S. Meyers          Chairman of the Board,             March 31, 1999
-------------------------    President and Chief
    Glenn S. Meyers          Executive Officer

/s/ John S. Gross            Senior Vice President,             March 31, 1999
-------------------------    Chief Financial Officer,
    John S. Gross            Treasurer and Assistant Secretary

/s/ Jeffrey Killeen          Director                           March 31, 1999
-------------------------
    Jeffrey Killeen

/s/ Richard T. Liebhaber     Director                           March 31, 1999
-------------------------
    Richard T. Liebhaber

/s/ Steven Winograd          Director                           March 31, 1999
-------------------------
    Steven Winograd