Form 10-K/A
period 1998-12-31
ICC TECHNOLOGIES INC
filed 1999-04-12
CIK 756502

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

THIS FORM 10-K/A IS BEING FILED TO MAKE CERTAIN TECHNICAL, NON-MATERIAL CHANGES TO THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

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

Other Developments

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

ITEM 6. SELECTED FINANCIAL DATA

         The following historical selected financial data of the Company for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from financial statements that have been audited by the Company's Independent Accountants, whose reports thereon include an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. There were no cash dividends paid to holders of Common Stock in any of these years. The data should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Form 10-K. The format of prior year data has been conformed to reflect the accounting for Engelhard/ICC partnership as discontinued operations.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As a result of the Company's disposition of its desiccant based air conditioning operations, Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 compared with December 31, 1997 will focus on its sole business of providing Internet professional services and other Internet related products and services. The following financial information includes the results of Rare Medium as of January 1, 1997 and the results of DigitalFacades and I/O 360 as of August
1998.

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
                                                        ================    ================


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         The following discussion of the Financial Condition and Results of Operations of the Company contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of, among other things, those factors described in this annual report.

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


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The required information with respect to each director and executive officer is to be contained in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Stockholders ("1999 Annual Meeting") to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the Registrant's fiscal year ended December 31, 1998, which information is hereby incorporated by reference in this Form 10-K Annual Report.

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

          *3.3 Amendment to Articles of Incorporation, changing name to Rare Medium Group, Inc., filed with the Secretary of State of the State of Delaware on March 17, 1999.

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

         *10.6            Employment Agreement between the Company and Glenn S.
                          Meyers dated April 14, 1998.

         *10.7            Employment Agreement between the Company and John S.
                          Gross dated May 13, 1998.

         *10.8 Lease dated September 12, 1997 between Forty Four Eighteen Joint Venture and Rare Medium, Inc. re: entire sixth floor, 44-8 West 18th Street thru to 47-53 West 17th Street, Manhattan, New York, New. York.

         *10.9 Lease dated February 11, 1998 by and between B & G Bailey Living Trust u/t/d March 25, 1975 and Steaven Jones and DigitalFacades Corporation re: 4081 Redwood Avenue, 1st Floor, Los Angeles, California.

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

         *10.15 Admission of Partner/Amendment of Partnership Agreement dated October 14, 1998 between ICC Desiccant Technologies, Inc., Wilshap Investments, L.L.C., Engelhard DT, Inc. and Fresh Air Solutions, L.P.

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

         *10.21 Agreement and Plan of Merger, dated as of March 5, 1999, among Rare Medium, Inc., ICC Technologies, Inc., Rare Medium Texas I, Inc., Big Hand, Inc., and The Stockholders of Big Hand, Inc.

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

          23.1            Consent of KPMG LLP, Independent Accountants.

          23.2            Consent of PricewaterhouseCoopers LLP, Independent
                          Accountants.

          27              Financial Data Schedule.

          99 Letter on behalf of ICC Technologies, Inc. to PriceWaterhouseCoopers LLP pursuant to Item 304 of Regulation S-K was filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 13, 1998 and is hereby incorporated herein by reference.
-----------
* Previously Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998.

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

                             RARE MEDIUM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 and 1996

                                                                        1998               1997                1996
                                                                  ------------------ ------------------  -----------------
Cash flows from operating activities:
     Net loss                                                       $     (619,252)    $  (13,484,085)      $  (7,154,609)
     Adjustments to reconcile net loss to net cash used in
     Operating activities:
         Gain of restructuring of Engelhard                            (24,256,769)                 -                   -
         Depreciation and amortization                                  12,584,177              3,927               1,590
         Equity interest in net loss of Engelhard/ICC                      133,450         11,985,361           6,294,832
         Common stock and stock options
              issued for services rendered                                 589,914             52,381              12,500
         Loss on disposition of FAS                                        627,587                  -                   -
         Interest expense paid in notes and stock                        1,140,413                  -                   -
         (Increase) decrease in:
                  Receivables                                              422,567                  -             189,640
                  Prepaid expenses and other                               277,142           (298,397)            172,349
         Increase (decrease) in:
                  Accounts payable and accrued liabilities                 757,693            194,030            (227,977)
                  Taxes payable                                            362,745                  -                   -
                  Other liabilities                                       (702,629)                 -                   -
                                                                  ------------------ ------------------  -----------------
                      Net cash used in operating activities             (8,682,962)        (1,546,783)           (711,675)
                                                                  ------------------ ------------------  -----------------
Cash flows from investing activities:
         Acquisitions, net of cash acquired                            (10,591,856)                 -                   -
         Cash received in connection with restructuring
              of Engelhard/ICC                                          18,864,003                  -                   -
         Capital contributions to Engelhard/ICC                                  -         (6,775,000)         (7,000,000)
         Issuance of note receivable                                             -           (350,000)                  -
         Net cash received in connection with sale of
              majority interest in FAS                                     973,173                  -                   -
         Purchases of property and equipment, net                         (912,239)            (9,500)                  -
                                                                  ------------------ ------------------  -----------------
                     Net cash provided by (used in) investing
                           activities                                    8,333,081         (7,134,950)         (7,000,000)
                                                                  ------------------ ------------------  -----------------
Cash flows from financing activities
         Proceeds from issuance of common stock and
              warrants, net                                                118,385            298,102          17,305,194
         Cash redemption of preferred stock                                      -                  -            (981,270)
         Repayment of borrowings                                          (108,013)                 -                   -
         Cash dividend on preferred stock                                        -                  -            (394,610)
         Repayments of borrowings from stockholders                              -                  -            (150,000)
                                                                  ------------------ ------------------  -----------------
                     Net cash (used in) provided by financing
                           activities                                       10,372            298,102          15,779,314
                                                                  ------------------ ------------------  -----------------
Net increase (decrease) in cash and cash equivalents                      (339,505)        (8,383,631)          8,067,639
Cash and cash equivalents, beginning of period                           1,257,483          9,641,114           1,573,475
                                                                  ------------------ ------------------  -----------------

Cash and cash equivalents, end of period                            $      917,978     $    1,257,483       $   9,641,114
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

        As of December 31, 1998, the Company has written down its investment including the related note to $0, as a result of the current financial position and recurring losses of FAS. The Company has no future funding responsibilities with respect to FAS and has a 36% passive limited partnership interest with no voting rights, and therefore, is accounting for the remaining investment in FAS under the cost method.

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



Coopers & Lybrand LLP
Philadelphia, Pennsylvania
March 20, 1998

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
                                                                   `============     ============      ============

Rare Medium Group
Schedule II - Valuations and Qualifying Accounts

                                                                            Additions      Additions
                                                             Balance at     charged to     charged to                    Balance at
                                                              beginning     costs and        other                           end
                            Description                        of year       expenses       Accounts       Deductions      of year
----------------------------------------------------------  -------------  --------------  --------------  ----------    ----------
Reserves and allowances deducted asset accounts:

Allowances for uncollectible accounts receivable

       Year ended December 31, 1996                                         -                  -                  -             -

       Year ended December 31, 1997                                         -                  -                  -             -

       Year ended December 31, 1998                                         -         $   82,445(1)               -        $  82,445

Allowances for uncollectible notes receivable

       Year ended December 31, 1996                                         -                  -                  -             -

       Year ended December 31, 1997                                         -                  -                  -             -

       Year ended December 31, 1998                                         -         $  375,000                  -        $ 375,000


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

(Registrant): Rare Medium Group, Inc.
              ----------------------

              By: /s/ Glenn S. Meyers


                (Signature)

Name and Title: Glenn S. Meyers, President and Chief Executive Officer

Date:           April 9, 1999

              By: /s/ John S. Gross

                (Signature)

Name and Title: John S. Gross, Senior Vice President, Chief Financial Officer,
                Treasurer and Assistant Secretary

Date:           April 9, 1999