Form 10-K/A
period 1998-12-31
RARE MEDIUM GROUP INC
filed 1999-04-30
CIK 756502

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A-2


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

THIS FORM 10-K/A-2 IS BEING FILED PRINCIPALLY TO SATISFY THE COMPANY'S FORM 10-K, PART III REPORTING REQUIREMENTS RELATING TO THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.


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

RECENT DEVELOPMENTS

The Acquisition of Rare Medium, Inc.

     On April 15, 1998, the Company acquired by merger all of the stock of Rare Medium, Inc., a privately held New York corporation ("Rare Medium"). Rare Medium is an Internet professional services company engaged in the design, delivery and implementation of Internet web site applications and strategies, with its principal offices located in New York City. Total consideration for the purchase was approximately $46.2 million, consisting of a combination of $10 million in cash, 4,269,300 shares of common stock of the Company in a private placement of securities, and the balance in a secured promissory note dated April 15, 1998 (the "issued Rare Medium Note").


The Rare Medium Noteholders.


     In connection with certain Exchange Agreements between the Company and certain of the holders of the Rare Medium Note effective December 31, 1998, the Company in a private placement of securities issued an aggregate of 2,951,814 shares of common stock of the Company to such Noteholders in exchange for their beneficial interest in $11,773,881 of the original principal amount of the Rare Medium Note and accrued and unpaid interest thereunder through December 31, 1998.

     Pursuant to an exchange agreement between the Company and two employees of the Company effective April 5, 1999, the Company (a) amended such employees' employment agreements and (b) issued an aggregate of 963,052 shares of common stock of the Company to such employees in exchange for their beneficial interest in $3,987,031 of the original principal amount of the Rare Medium Note.

     As a result of these transactions, there is a remaining principal balance of $6,439,066 payable under the Note, which bears interest at the prime rate, payable semi-annually, with principal due in two equal installments on April 15, 2000 and April 15, 2001.

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

Letter of Intent with Apollo Investment Fund IV, L.P.

     On April 15, 1999, the Company entered into a letter of intent with Apollo Investment Fund IV, L.P. ("Apollo"), which sets forth each party's agreement to negotiate in good faith mutually satisfactory definitive agreements with respect to the purchase or placement by Apollo and one or more of its affiliates the acquisition of 750,000 shares of convertible preferred stock ("Preferred Stock") of the Company, together with detachable warrants, for an aggregate purchase price of $75.0 million and pursuant to other outlined terms (the "Apollo Letter of Intent"). To the extent mutually agreed upon by the parties, the amount of Preferred Stock initially issued may be increased to up to $85.0 million. Nasdaq National Market listing requirements will require the Company to obtain stockholder approval with respect to certain aspects of the proposed transaction.

     The Company is currently negotiating definitive agreements as contemplated by the Apollo Letter of Intent and anticipates that closing will occur on or before May 31, 1999. There can be no assurance, however, that the transaction contemplated by the Apollo Letter of Intent will be consummated.

     The Company has retained Bear Stearns & Co. Inc. as its financial advisor in connection with the transaction contemplated by the Apollo Letter of Intent.

Nasdaq National Market Listing

     On April 22, 1999, Nasdaq notified the Company that Nasdaq had determined to continue the listing of the Company's common stock on the Nasdaq National Market, provided that on or before June 30, 1999, the Company conducts its 1999 Annual Meeting of Shareholders, and consummates the equity transaction contemplated by the Apollo Letter of Intent. In the event the Company fails to meet these requirements, and is not otherwise in compliance with the Nasdaq listing requirements, Nasdaq may consider the Company for continued listing on the Nasdaq Small Cap Market or may determine to delist the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for more discussion relating to the listing of the Company's common stock on the Nasdaq National Market.

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

     On February 26, 1999, the Company signed a definitive agreement to acquire 100% of the outstanding stock of FS3 Interactive, Inc. FS3 creates Internet-based business solutions, including Web marketing, design, programming, and E-commerce enabling solutions. As consideration for the purchase, the Company paid approximately $3.5 million by issuing 768,975 shares of common stock, which was determined based upon an agreed-upon formula equal to two times FS3's trailing twelve-month revenues divided by an agreed-upon share valuation.

     On March 5, 1999, the Company signed a definitive agreement to acquire 100% of the outstanding stock of Big Hand, Inc. and its subsidiary, CircumStance Inc. Big Hand creates Internet-based solutions, including Web marketing, design, programming, and E-commerce enabling solutions. As consideration for the purchase, the Company paid approximately $6.6 million by issuing 1,460,683 shares of common stock, which was determined based upon an agreed-upon formula equal to two times trailing twelve-month revenues of Big Hand and CircumStance divided by an agreed-upon share valuation. The transaction was closed on April 14, 1999.

     On March 19, 1999, the Company signed a definitive agreement to acquire 100% of the outstanding stock of Hype! Inc., a Canadian corporation. Hype! is an Internet marketing and communications company. As consideration for the purchase, the Company was required to issue 270,729 shares of common stock. The transaction has been closed.

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



                                                             Rare Medium Group, Inc.
                                                    Unaudited Pro Forma Statement of Operations

                                                            1998                     1997
                                                         -----------             ------------

         Revenue                                         $ 5,829,819             $  3,856,233

         Expenses:
            Operating expenses                             9,541,510                2,781,332
            Corporate General and Administrative           2,053,639                1,991,594
            Stock-Based Compensation                               -                4,588,641
            Depreciation and Amortization                 12,627,553                  106,840
                                                         -----------             ------------
                                                          24,222,702                9,468,407
                                                         -----------             ------------
         Loss from operations                            (18,392,883)               5,612,174
                                                         ===========             ============

                                                         ===========             ============
         Net income (loss)                                  (844,517)             (17,111,889)
                                                         ===========             ============


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


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors.

     Listed below are the current directors of the Company, with information showing the principal occupation, business experience and current public directorships, if any, of each, the age of each and the year each was first elected a director of the Company. The term of office of each director ends upon the election and qualification of his successor.

     -----------------------------------------------------------------
     Name                            Age          Director since
     -----------------------------------------------------------------
     Glenn S. Meyers                 37           April 15, 1998
     -----------------------------------------------------------------
     Jeffrey Killeen                 45           October 28, 1998
     -----------------------------------------------------------------
     Richard T. Liebhaber            63           November 2, 1998
     -----------------------------------------------------------------
     Steven Winograd                 43           October 28, 1998
     -----------------------------------------------------------------

     Glenn S. Meyers (37) a co-founder of the Company's wholly-owned subsidiary Rare Medium, Inc., has been a director and President and Chief Executive Officer of the Company since April 15, 1998. In addition, Mr. Meyers is a director and the President and Chief Executive Officer of Rare Medium, Inc. Prior to joining Rare Medium, Inc., Mr. Meyers was President of Brookridge Capital Management, an Internet venture capital firm. After graduating college, Mr. Meyers founded his first company, American Cable Products (ACP), in the data communication system integration business. After leading ACP to national prominence, which resulted in the subsequent sale of ACP to a $2 billion NYSE competitor, Mr. Meyers went on to serve as a principal of several other entrepreneurial emerging growth companies. Mr. Meyers has spoken at major industry conferences such as Red Herring's Venture Markets, Internet World, and Fulcrum. A recipient of major industry awards, including "Digital Media Masters" by Advertising Age Magazine, Mr. Meyers is also a regular speaker on the "INTERNET" educational circuit, including engagements at Harvard Business School and the MIT Business Forum. Mr. Meyers holds a BS from the University of Florida School of Business Administration, where he was a letterman and scholarship athlete.

     Jeffrey Killeen (45) has been a director of the Company since October 29, 1998. Mr. Killeen most recently was the Chief Operating Officer of bamesandnoble.com, a leading E-commerce company, and was also responsible for the catalog and direct mail business of Barnes & Noble, Inc. Mr. Killeen joined barnesandnoble.com in January 1998. Before joining barnesandnoble.com, Mr. Killeen served as President and Chief Executive Officer of Pacific Bell Interactive Media. Prior to that, Mr. Killeen spent 17 years at Dun & Bradstreet. He has also served on the board of advisors of Hot Wired. Mr. Killeen has served in a range of management positions and has worked with new media technologies that include the Internet, CD-ROM, audiotex, agent-supported voice services, and the integration of print with new media.

     Richard T. Liebhaber (63) has been a director of the Company since November 3, 1998. In addition, Mr. Liebhaber has been a Managing Director of Veronis, Suhler & Associates, Inc., the New York media merchant banking firm, since June 1, 1995 and a member of the board of directors of Qwest Communications, Inc. from February 1997 to the present. Mr. Liebhaber has over 40 years of professional experience including 30 years at IBM where he was the Director of Business Policy and Development. At IBM, Mr. Liebhaber was responsible for IBM's new business development activities, the establishment of internal Independent Business Units and IBM's contractual relationships with customers. From December 1985 to his retirement in May 1995, Mr. Liebhaber served as Executive Vice President of MCI Communications Corporation and as a member of its Management Committee, and from July 1992 until May 1995 served as a member of the board of directors. In addition, Mr. Liebhaber has been a member of the board of directors of Objective Communications, Inc. since August 1994, the board of directors of Alcatel Network Systems, Inc. since June 1995, the board of directors of Geotek Communications, Inc. since April 1995, the board of directors of Internet Communications Corporation since May 1997, and the board of directors of Scholz Master Builders since December 1985. Mr. Liebhaber has served on the board of Directors of Prodigy from its inception, on December 31, 1993, until the present.

     Steven Winograd (43) has been a director of the Company since October 29, 1998. Mr. Winograd has 17 years of experience in a diverse range of investment and merchant banking disciplines and is currently a Senior Managing Director and Group Head of the Financial Buyers Group of Bear Stearns. Prior to joining Bear Stearns in 1994, Mr. Winograd held a number of positions that included general partner of the Blackstone Group, where he managed the firm's $800 million merchant banking fund. Mr. Winograd also served as Managing Director in the Mergers and Acquisitions Department of Drexel Burnham Lambert. Mr. Winograd has successfully closed over 130 investment banking financing and mergers and acquisitions transactions with an aggregate value in excess of $25 billion.

Executive Officers.

     The names of the Company's executive officers, and certain information about them, is set forth below.

     ---------------------------------------------------------------------------
     Name                 Age    Position                          Officer since
     ---------------------------------------------------------------------------
     Glenn S. Meyers      37     President and Chief Executive        1998
                                 Officer
     ---------------------------------------------------------------------------
     Suresh V. Mathews    45     President and Chief Operating        1999
                                 Officer*
     ---------------------------------------------------------------------------
     John S. Gross        48     Senior Vice President, Chief         1998
                                 Financial Officer, Treasurer and
                                 Assistant Secretary
     ---------------------------------------------------------------------------
     Robert C. Lewis      34     Vice President and General Counsel   1998
     ---------------------------------------------------------------------------

     * Mr. Mathews is the President and Chief Operating Officer of Rare Medium, Inc., the Company's wholly owned subsidiary.

     Glenn S. Meyers - President and Chief Executive Officer. Please see the information set forth above under the caption "Directors."

     Suresh V. Mathews - President and Chief Operating Officer of Rare Medium, Inc., the Company's wholly owned subsidiary. Prior to joining Rare Medium, Inc., Mr. Mathews (45), who has over 22 years of information technology experience, was Senior Vice President and Chief Information Officer of Quaker State Corporation. His other recent management positions include Vice President and General Manager of POS 2000 and as a Chief Information Officer at KFC, a division of PepsiCo Inc. as well as the Chief Information Officer of Booz-Allen and Hamilton, Inc., a leading business consulting firm. In addition, he has served in various senior technology and management capacities in GTE Corp., Telenet Corp. and Sprint Corp. Mr. Mathews holds a B.S. in computer science and business administration from Mankato State University.

     John S. Gross - Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. Mr. Gross (48) is responsible for all financial operations of the Company and its subsidiaries. Mr. Gross previously served as Vice President/Controller for Reader's Digest (NYSE), as both Controller and Manager of Strategic Planning at Pepsi USA, a division of PepsiCo (NYSE), and as Chief Financial Officer for FactSet Research Systems, a NYSE leading provider of on-line integrated database services to the financial community. At FactSet, Mr. Gross served for four years as their first Chief Financial Officer leading up to their initial public offering. Mr. Gross began his career at Coopers & Lybrand, is a Certified Public Accountant, has earned an NASD Series 27, and holds an M.B.A. from New York University.

     Robert C. Lewis - Vice President and General Counsel. Mr. Lewis (34) was an associate at the law firm of Fried, Frank, Harris, Shriver & Jacobson for over five years, where he was involved in complex litigations involving contracts, real estate, bankruptcy, tort, and federal securities law matters. While at Fried Frank, Mr. Lewis also worked on several public offerings and mergers. In addition to his legal experience, Mr. Lewis has worked in the political arena as a congressional campaign manager and aide, and as a political researcher with ABC News. Mr. Lewis did his undergraduate work at Brown University and earned his law degree from Brooklyn Law School, where he received two scholarships and graduated cum laude.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 1998, its officers, directors and greater-than-10% stockholders complied with all Section 16(a) filing requirements, with the exception of the failure to file Forms 3 by each of John S. Gross and Robert C. Lewis.

Item 11. Executive Compensation.

         The following Summary Compensation Table sets forth, for the three fiscal years ended December 31, 1998, the compensation for services in all capacities earned by the Company's Chief Executive Officer and each other named executive officer whose total annual salary, bonus and other annual compensation exceeded $100,000 in 1998.


                           Summary Compensation Table

                                             Annual Compensation                             Long Term Compensation
                           ------------------------------------------------   -----------------------------------------------------
                                                                                                Awards       Payouts
                                                                                             -------------   -------
                                                                              Restricted       Securities
                                                               Other Annual      Stock         Underlying     LTIP      All other
Name and Principal                    Salary        Bonus      Compensation     Award(s)     Options/ SARs   Payouts   Compensation
Position                  Year          ($)          ($)          ($)             ($)            (#)           ($)         ($)
-----------------------------------------------------------------------------------------------------------------------------------
Glenn S. Meyers,          1998      $178,082(1)       --        $20,000(6)        --          2,000,000(8)     --            --
President and CEO

William A. Wilson,        1998      $107,692(2)       --             --           --                 --        --      $  2,154(10)
former President and CEO  1997       165,972(3)       --             --           --            300,000(9)     --         1,028(10)
                          1996        70,833(3)       --              --          --            100,000(9)     --            --

John S. Gross, CFO        1998      $113,750(4)       --         $3,875(7)        --            150,000(8)     --            --

Irwin L. Gross, former    1998       $91,400(5)       --         $3,600(6)        --            500,000        --      $118,001(11)
President and CEO         1997       305,000(5)       --          7,200(6)        --                 --        --        45,353(12)
                          1996       305,000(5)       --             --           --                 --        --         3,100(12)

----------
 (1) Includes Mr. Meyers' annual salary of $250,000 from April 15, 1998.

 (2) Includes Mr. Wilson's salary through October 13, 1998, the date of disposition of the Fresh Air Solutions, L.P. operations.

 (3) Includes Mr. Wilson's compensation for consulting services provided to Engelhard/ICC of $100,000 in 1997, and $20,833 in 1996. Mr. Wilson's consulting services were covered under a consulting agreement which was terminated December 31, 1997.

 (4) Includes Mr. John Gross' annual salary of $175,000 from 5/13/1998.

 (5) Includes Mr. Irwin Gross' annual salary of $155,000 received from Engelhard./ICC in his capacity as Chief Executive Officer covered under an employment agreement, which was terminated February 27, 1998, in connection with the restructuring of Engelhard/ICC.

 (6) Represents automobile allowance.

 (7) Represents expense allowance.

 (8) Stock options granted under the 1998 Incentive Stock Option Plan.

 (9) Stock options granted under the Non-Qualified Stock Option Plan.

(10) Represents an Rare Medium Group, Inc. 401(k) Profit Sharing Plan employer match.

(11) Represents a severance payment of $116,857 pursuant to a letter agreement dated July 1, 1998 entered into in connection with Mr. Irwin Gross' resignation as Chairman of the Board of Directors of the Company, and an Rare Medium Group, Inc. 401(k) Profit Sharing Plan employer match of $1,144.

(12) Represents loan forgiveness which includes principal and accrued interest in 1997 and an Engelhard/ICC 401(k) Profit Sharing Plan employer match of $3,100 in 1997 and 1996.

     The following table sets forth information concerning grants of stock options to purchase Common Stock during the fiscal year ended December 31, 1998, to the named executive officers.


                     Option/SAR Grants in Last Fiscal Year

                                                                                           Potential Realized Value at
                                                                                             Assumed Annual Rates of
                                                                                             Stock Price Appreciation
                      Individual Grants                                                          for Option Term
                      ------------------------------------------------------------------------------------------------
                                         Percent of
                         Number of          Total
                        Securities      Options/SARs
                        Underlying       Granted to       Exercise or
                       Options/SARs     Employees in      Base Price       Expiration
                      Granted(#)(1)      Fiscal Year        ($/Sh)            Date           5%($)           10%($)
----------------------------------------------------------------------------------------------------------------------
Glenn S. Meyers        2,000,000(2)         39.8%           $2.375           4/15/08       $8,281,157      $15,999,940

William A. Wilson             --              --                --                --               --               --

John S. Gross            150,000(3)          3.0%           $2.375           9/18/03          $98,425      $   217,494

Irwin L. Gross           500,000(4)         10.0%           $2.375           4/15/01         $328,084      $   724,981

----------
(1) The number of shares of Common Stock covered by the options are subject to anti-dilution adjustments in the event of any stock dividend, stock split or combination of shares, recapitalization or other change in the Company's capital stock. The vesting of the options is subject to acceleration in the event of a change in control of the Company, which means the consummation of any merger or consolidation involving the Company, any sale of substantially all of the Company's assets or other transaction or related transactions as a result of which a single person or several persons acting in concert own a majority of the shares of Common Stock (except for certain transactions that do not involve a change in the holders of a majority of the outstanding shares of Common Stock and the ownership of a majority of the outstanding shares of Common Stock by a single person).

(2) Pursuant to the acquisition of Rare Medium, Inc. by the Company, and as an inducement for him to enter into the agreement for his employment, the President and CEO was granted incentive and nonincentive stock options to acquire an aggregate of 2,000,000 shares of Common Stock at an exercise price equal to $2.375 per share, the fair value at the time of agreement, which options will become exercisable ratably on a monthly basis over a period of 60 months from the date of grant and expire ten years from the date of grant.

(3) These options were granted on September 18, 1998 at an exercise price of $2.375, the per share fair market value of the Company's Common Stock at that time. The options have a term of five (5) years. Options are exercisable cumulatively in three equal installments, with the first installment becoming exercisable on the one-year anniversary of the date of employment.

(4) Such options were granted at the time of the acquisition of Rare Medium, Inc. at an exercise price equal to the fair market value of the common stock at the time, which become exercisable ratably on an annual basis over a three year period with the first installment becoming exercisable on the one-year anniversary of the date of grant.

     The following table sets forth information concerning the exercise of options to purchase the Shares by the named executive officers during the fiscal year ended December 31, 1998, as well as the number and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 1998.

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                        Fiscal Year-End Option/SAR Values

                                                           Number of Securities
                          Number of                       Underlying Unexercised         Value of Unexercised
                         Securities                       Options/SARs at Fiscal       In-the-Money Options/SARs
                         Underlying                            Year End (#)              at Fiscal Year End ($)
                        Options/ SARs        Value             Exercisable/                   Exercisable/
Name                    Exercised (#)      Realized ($)       Unexercisable                   Unexercisable
----------------------------------------------------------------------------------------------------------------
Glenn S. Meyers              --                 --          333,667/1,633,000               583,917/2,858,333

William A. Wilson            --                 --              575,000/0                       834,987/0

John S. Gross                --                 --              0/150,000                       0/262,500

Irwin L. Gross               --                 --          1,173,000/500,000               1,267,844/875,000


Compensation of Directors.

     Each non-employee director receives a per meeting fee of $1,000 for each Board of Directors meeting and $500 for each committee meeting attended, along with expenses incurred in connection with each meeting attended. See "Stock Option Plans" below.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

     In connection with the transactions consummated pursuant to the acquisition of Rare Medium, Inc., the Company entered into an Employment Agreement effective April 15, 1998, with Glenn S. Meyers ("Meyers' Employment Agreement"). Pursuant to the Meyers' Employment Agreement, Mr. Meyers has been engaged as the President and Chief Executive Officer of the Company and Rare Medium, Inc. to serve for a term of five years. Mr. Meyers receives an annual base salary of $250,000, with a minimum annual increase during the term of not less than 4% per annum. In addition to base compensation, Mr. Meyers is entitled to receive for each calendar year during the term, incentive compensation equal to 2% of revenues derived from activities of Rare Medium, Inc. for such calendar year in excess of the revenues of Rare Medium, Inc. for the preceding year. The Meyers' Employment Agreement provides Mr. Meyers with a right to terminate his employment agreement upon a breach of such agreement or upon the occurrence of certain events constituting a "change in control" of the Company as defined therein, upon which Mr. Meyers would be entitled to receive all salary and incentive compensation for the remaining term, the cash value of all benefits which would have been received by him for the remaining term and the cash value of all unexercised stock options (whether or not vested) or the cashless exercise value thereof. The Meyers' Employment Agreement also contains a covenant not to compete with the Company or any of its affiliates for the term of the agreement, plus one additional year. Concurrently with the execution of the Meyers' Employment Agreement, the Company granted to Mr. Meyers options to acquire an aggregate of 2,000,000 shares of Common Stock at exercise prices equal to $2.375 per share, which options become exercisable ratably on a monthly basis over a period of 60 months from the date of grant and expire ten years from the date of grant.

     The Company entered into an Employment Agreement dated May 13, 1998, with John Gross (the "Gross Employment Agreement"). Pursuant to the Gross Employment Agreement, Mr. Gross has been engaged as the Senior Vice President and Chief Financial Officer of the Company to serve for a term of three years. Mr. Gross receives an annual base salary of $200,000. The Gross Employment Agreement provides Mr. Gross with a right to terminate his employment agreement upon a breach of such agreement or upon the occurrence of certain events constituting a "change in control" of the Company as defined therein, upon which Mr. Gross would be entitled to receive a lump-sum payment in the amount of his base salary plus the cash value of all benefits payable for a one-year term, and all unvested stock options hitherto issued to him would become immediately exercisable. The Gross Employment Agreement also contains a covenant not to compete with the Company or any of its affiliates for the term of the agreement, plus one additional year. In connection with Mr. Gross's employment with the Company, the Company granted to Mr. Gross options to acquire an aggregate of 150,000 shares of Common Stock, at an exercise price equal to $2.375 per share, which vest ratably over a three year period.

     The Company entered into an Employment Agreement dated January 29, 1999, with Suresh Mathews (the "Mathews Employment Agreement"). Pursuant to the Mathews Employment Agreement, Mr. Mathews has been engaged as the President and Chief Operating Officer of the Company to serve for a term of three years. Mr. Mathews receives an annual base salary of $225,000. The Mathews Employment Agreement provides Mr. Mathews with a right to terminate his employment agreement upon the occurrence of certain events constituting a "change in control" of the Company as defined therein, upon which Mr. Mathews would be entitled to receive all salary and incentive compensation for the remaining term, the cash value of all benefits which would have been received by him for the remaining term and the cash value of all unexercised stock options (whether or not vested) or the cashless exercise value thereof. In the event the Company discharges Mr. Mathews other than "for cause", Mr. Mathews would be entitled to receive his base salary for a period of twelve months following such discharge. The Mathews Employment Agreement also contains a covenant not to compete with the Company or any of its affiliates for the term of the agreement, plus one additional year. In connection with Mr. Mathews's employment with the Company, the Company granted to Mr. Mathews options to acquire an aggregate of 1,000,000 shares of Common Stock, at an exercise price of $5.11 per share (the fair market value at the time of issuance), which vest ratably over a four year period. In the event the Company terminates Mr. Mathews's employment without cause, all unvested options will become immediately vested and exercisable.

     In connection with his resignation as the Chairman of the Board of Directors of the Company, Mr. Irwin Gross entered into a letter agreement dated July 1, 1998 with the Company, pursuant to which Mr. Gross received a severance payment of $145,000, which when netted against off setting amounts resulted in a net payment of $116,857.

Stock Option Plans

     The Company's Incentive Stock Option Plan ("ISOP") which authorized 1,750,000 aggregate shares of Common Stock for the granting of stock options expired July 18, 1995, and there are no outstanding options to purchase Common Stock of the Company which were granted under such Plan.

     The Company has a Nonqualified Stock Option Plan ("NQSOP") for directors, officers and key employees of the Company. The number of options to be granted thereunder and the exercise prices for such options are determined by the Stock Option Committee of the Board of Directors in accordance with the terms of the plan. Under the NQSOP, option prices as determined by the Stock Option Committee may be greater or less than the fair market value of the Common Stock as of the date of the grant, and the options are generally exercisable for a period of ten years and vest ratably over a three to five year period subsequent to the grant date. The NQSOP authorized 5,100,000 aggregate shares of Common Stock for the granting of stock options, of which 355,598 shares were available for granting stock options as of December 31, 1998.

     During 1994, the Company adopted an Equity Plan for Directors (the "Equity Plan for Directors") pursuant to which non-employee directors received automatic option grants whose vesting was dependent on the market price of the Common Stock. Under the Equity Plan for Directors each non-employee director was entitled to receive an option to purchase 50,000 shares of Common Stock on the date such person first became a director and thereafter was entitled to the automatic grant of an option to purchase an additional 50,000 shares of Common Stock on each fifth anniversary of the initial grant, in each case vesting in five equal annual installments commencing on the first anniversary of the date of grant, with a term of ten years and providing for accelerated vesting in the event of death or a "change in control" of the Company as defined therein. The exercise price for the options granted under the Equity Plan for Directors was the fair market value of the Common Stock on the date of each grant.

     On October 26, 1998, the Board of Directors of the Company amended and restated the Equity Plan for Directors to change the Plan from a formula-based stock option plan as described above to a discretionary plan (the "Amended and Restated Equity Plan for Directors"), thereby providing more flexibility in determining incentive based stock option awards for non-employee directors of the Company.

     Upon becoming directors of the Company in 1998, each of Steven Winograd and Jeffrey M. Killeen was granted an option for 75,000 shares of Common Stock on October 28, 1998 under the Amended and Restated Equity Plan for Directors, exercisable at $1.9375 per share, the fair market value of the Common Stock on the date of grant, and Richard T. Liebhaber was granted an option for 75,000 shares on November 2, 1998 under the Amended and Restated Equity Plan for Directors, exercisable at $2.8125 per share, the fair market value of the Common Stock on the date of grant, all of which vest ratably over three years. The Equity Plan for Directors, amended and restated as described above, authorized 500,000 aggregate shares of Common Stock for the granting of such options under the Plan, of which 108,000 were available for granting stock options as of December 31, 1998. It is anticipated that future grants of stock options to directors will principally be made under the Company's 1998 Long-Term Incentive Plan.

     On May 6, 1998, the Board of Directors adopted the Company's 1998 Long-Term Incentive Plan (the "1998 Incentive Plan"). The 1998 Incentive Plan was adopted by the Company's Stockholders on March 16, 1999. The 1998 Incentive Plan provides for the granting of awards to directors (whether or not employees), executive officers, key employees and consultants and other service providers in the form of stock options, stock appreciation rights, restricted stock awards, deferred stock awards, bonus stock awards, dividend equivalents, and other types of stock based awards. The variety of awards authorized by the Plan is intended to give the Company flexibility to adapt the Company's compensation practices as the business environment in which it operates changes. The maximum aggregate number of shares of Common Stock that may be delivered for all purposes under the 1998 Incentive Plan is 8,000,000 shares, subject to adjustment. The 1998 Incentive Plan will be administered generally by the Compensation Committee of the Board of Directors. On September 18, 1998, the Company's executive officers as a group were granted options to purchase an aggregate of 299,500 shares of Common Stock at an exercise price of $2.375, which exercise price was the per share fair market value of the Company's Common Stock on the date of the grant. These options carry five-year terms and become exercisable cumulatively in three equal installments, with the first installment becoming exercisable on the one-year anniversary of each grantee's date of employment. On September 18, 1998, certain non-executive employees of the Company as a group were granted options to purchase an aggregate of 1,793,019 shares of Common Stock at an exercise price of $2.375, which exercise price was the per share fair market value of the Company's Common Stock on the date of the grant. These options vest at various rates. Certain of these options were granted to replace options to purchase stock in Rare Medium, Inc. and DigitalFacades Corporation, respectively, held by employees prior to the Company's acquisition of those companies.

Compensation Committee and Stock Option Committee Interlocks and Insider Participation in Compensation Decisions.

     The members of the Compensation Committee and the Stock Option Committee for the Company during 1998 were Charles T. Condy, Andrew L. Shapiro and Mark S. Hauser, each of whom was a non-employee director. Following their respective resignations from the Board of Directors in 1998, they were succeeded in their positions on both committees by Richard T. Liebhaber and Jeffrey M. Killeen, also non-employee directors.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

     The following table sets forth certain information, as of April 23, 1999, regarding beneficial ownership of the shares of Common Stock of the Company by
(i) each person who is known to the Company to be the beneficial owner of more than 5% of the shares of Common Stock, (ii) each of the Company's named executive officers under the Summary Compensation Table under the heading "Executive Compensation," (iii) each Director, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the Stockholders listed possess sole voting and investment power with respect to the shares indicated as owned by them.


                                                                          Number of        Percentage of
Name and Address (1)                Position                             Shares Owned          Class
--------------------                --------                             ------------      -------------
Glenn S. Meyers                     Chairman of the Board of              1,921,274(2)          5.3%
                                    Directors, President and CEO

William A. Wilson                   Former President and CEO                499,300(3)          1.4%

John S. Gross                       Senior Vice President, Chief             -     (4)          0.1%
                                    Financial Officer, Treasurer
                                    and Assistant Secretary

Jeffrey M. Killeen                  Director                                 -     (5)          0.0%

Richard T. Liebhaber                Director                                 -     (6)          0.0%

Steve Winograd                      Director                                 45,030(5)          0.1%

Irwin L. Gross                      Former Chairman of the                2,559,408(7)          7.0%
Ocean Castle Investments            Board, President and CEO
1811 Chestnut Street, #120
Philadelphia PA 19103

Wisconsin Investment Board                                                2,020,900             6.6%
121 E. Wilson Street
Madison WI 53702

Laura Huberfeld/Naomi Bodner                                              2,232,246             6.2%
Partnership
152 W. 57th Street
New York, NY 10019

All Executive Officers and
Directors as a group (8 persons)                                          2,052,415             5.6%

----------
(1) Addresses are included for beneficial owners of more than 5%. Beneficial ownership has been determined pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended.

(2) Includes 1,454,607 shares of Common Stock and currently exercisable options to purchase 466,667 shares. Does not include options to purchase an additional 1,533,333 shares at $2.375 that will vest through 4/15/03.

(3) Consists of shares of Common Stock which may be acquired pursuant to options currently exercisable at prices ranging between $2.15 and $3.84 per share.

(4) Does not include options to purchase 150,000 shares of Common Stock at $2.375 that will vest annually through 5/12/01, contingent on continued employment.

(5) Does not include options to purchase 75,000 shares of Common Stock at $1.9375 that will vest annually through 10/28/01, contingent on continued service as a director (applies to each Killeen and Winograd).

(6) Does not include options to purchase 75,000 shares of Common Stock at $2.8125 that will vest annually through 11/2/01, contingent on continued service as a director.

(7) Includes 914,373 shares of Common Stock, options to purchase 475,000 shares of Common Stock currently exercisable at $3.84 per share, and options to purchase 166,667 shares of Common Stock currently exercisable at $2.375 per share. Also includes 651,692 shares of Common Stock held of record by a Trust for the benefit of the children of Mr. Irwin Gross, with respect to which there is an independent Trustee, and 351,676 shares held by a Charitable Trust for the benefit of Mr. Irwin Gross, with respect to which Mr. Irwin Gross exercises voting and investment power. Does not include options to purchase 333,333 shares of Common Stock, exercisable at $2.375 per share, which will vest ratably over a two year period ending April 2001.

Item 13. Certain Relationships and Related Transactions.

     In connection with the Exchange Agreements effective December 31, 1998 between the Company and each of Glenn S. Meyers, the President and Chief Executive Officer and a director of the Company, and Steven Winograd, a director of the Company, the Company in a private placement of securities issued 807,259 shares of common stock of the Company to Mr. Meyers and 24,990 shares of common stock of the Company to Mr. Winograd in exchange for their respective beneficial interests in the original principal amount of the Rare Medium Note dated April 15, 1999 and interest thereunder accrued and unpaid through December 31, 1998. As a result, Messrs. Meyers and Winograd no longer hold an interest under the Note. See "Recent Developments - The Acquisition of Rare Medium, Inc." and "Recent Developments - The Exchange with Rare Medium Noteholders."

     Pursuant to an agreement dated April 12, 1999, the Company has retained Bear Stearns & Co. Inc. ("Bear Stearns") as its exclusive financial advisor in connection with a potential investment transaction between the Company and Apollo Investment Fund IV, L.P. ("Apollo"), as contemplated by the Apollo Letter of Intent. In addition, pursuant to the terms of the agreement with Bear Stearns, the Company acknowledges that Bear Stearns, or certain of its affiliates may co-invest up to $15 million with Apollo and act as an initial participant in the transaction contemplated by the Apollo Letter of Intent. Steven Winograd, a director of the Company, is a Senior Managing Director at Bear Stearns.


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


     4. Form 8-K filed on April 29, 1999 relating to the acquisition of Big Hand, Inc.


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


          10.22           The Company's Amended and Restated Equity Plan for
                          Directors.

          10.23           Employment Agreement between the Company and Suresh V.
                          Mathews, dated January 29, 1999.


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


          23.3            Independent Auditor's Report on Schedule.


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

                             RARE MEDIUM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 and 1996

                                                                        1998               1997                1996
                                                                  ------------------ ------------------  -----------------

Cash flows from operating activities:
     Net loss                                                       $     (619,252)    $  (13,484,085)      $  (7,154,609)
     Adjustments to reconcile net loss to net cash used in
     Operating activities:
         Gain of restructuring of Engelhard                            (24,256,769)                 -                   -
         Depreciation and amortization                                  12,584,177              3,927               1,590
         Equity interest in net loss of Engelhard/ICC                      133,450         11,985,361           6,294,832
         Common stock and stock options
              issued for services rendered                                 589,914             52,381              12,500
         Loss on disposition of FAS                                        627,587                  -                   -
         Interest expense paid in notes and stock                        1,140,413                  -                   -
         (Increase) decrease in:
                  Receivables                                              422,567                  -             189,640
                  Prepaid expenses and other                               277,142           (298,397)            172,349
         Increase (decrease) in:
                  Accounts payable and accrued liabilities                 757,693            194,030            (227,977)
                  Taxes payable                                            362,745                  -                   -
                  Other liabilities                                       (702,625)                 -                   -
                                                                  ------------------ ------------------  -----------------
                      Net cash used in operating activities             (8,682,958)        (1,546,783)           (711,675)
                                                                  ------------------ ------------------  -----------------
Cash flows from investing activities:
         Acquisitions, net of cash acquired                            (10,591,856)                 -                   -
         Cash received in connection with restructuring
              of Engelhard/ICC                                          18,864,003                  -                   -
         Capital contributions to Engelhard/ICC                                  -         (6,775,000)         (7,000,000)
         Issuance of note receivable                                             -           (350,000)                  -
         Net cash received in connection with sale of
              majority interest in FAS                                     973,173                  -                   -
         Purchases of property and equipment, net                         (912,239)            (9,500)                  -
                                                                  ------------------ ------------------  -----------------
                     Net cash provided by (used in) investing
                           activities                                    8,333,081         (7,134,950)         (7,000,000)
                                                                  ------------------ ------------------  -----------------
Cash flows from financing activities
         Proceeds from issuance of common stock and
              warrants, net                                                118,385            298,102          17,305,194
         Cash redemption of preferred stock                                      -                  -            (981,270)
         Repayment of borrowings                                          (108,013)                 -                   -
         Cash dividend on preferred stock                                        -                  -            (394,610)
         Repayments of borrowings from stockholders                              -                  -            (150,000)
                                                                  ------------------ ------------------  -----------------
                     Net cash (used in) provided by financing
                           activities                                       10,372            298,102          15,779,314
                                                                  ------------------ ------------------  -----------------
Net increase (decrease) in cash and cash equivalents                      (339,505)        (8,383,631)          8,067,639
Cash and cash equivalents, beginning of period                           1,257,483          9,641,114           1,573,475
                                                                  ------------------ ------------------  -----------------


Cash and cash equivalents, end of period                            $      917,978     $    1,257,483       $   9,641,114
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


Date:           April 30, 1999


              By: /s/ John S. Gross

                (Signature)

Name and Title: John S. Gross, Senior Vice President, Chief Financial Officer,
                Treasurer and Assistant Secretary


Date:           April 30, 1999