Form 10-Q
period 1999-03-31
RARE MEDIUM GROUP INC
filed 1999-05-17
CIK 756502

Conformed Copy

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934 for the quarterly period ended March 31, 1999,
                                       or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ____ or ____

                         Commission file number 0-13865


                             RARE MEDIUM GROUP, INC.

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

              Registrant's former name - ICC Technologies, Inc.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                       ----   ----

            Indicate the number of shares outstanding of each of the
               issuer's classes of common stock, as of the latest
                                practicable date.

            Common Stock, par value $.01 per share 35,941,027 shares
                        outstanding as of April 30, 1999.


================================================================================

                             RARE MEDIUM GROUP, INC.

                                      Index


PART I FINANCIAL INFORMATION                                          Page

Item 1 Financial Statements

Consolidated Balance Sheets at March 31, 1999
  (Unaudited) and December 31, 1998                                     3

Unaudited Consolidated Statements of Operations - Three
  months ended March 31, 1999 and 1998                                  4

Unaudited Consolidated Statements of Cash Flows - Three
  months ended March 31, 1999 and 1998                                  5

Notes to Unaudited Consolidated Financial Statements                    6

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                        10

Item 3 Market Risk Exposure                                             19

PART II OTHER INFORMATION


Item 1 Legal Proceedings                                                20

Item 2 Changes in Securities                                            20

Item 3 Defaults Upon Senior Securities                                  20

Item 4 Submission of Matters to Vote of Security Holders                20

Item 5 Other Information                                                20

Item 6 Exhibits and Reports on Form 8-K                                 21

          SIGNATURES                                                    22

Part I  Financial Information
Item 1. Financial Statements

                             RARE MEDIUM GROUP, INC.
                           Consolidated Balance Sheets

                                                             March 31,      December 31,
                                                               1999            1998
                                                           ------------    ------------
 ASSETS
 Current assets:
    Cash and cash equivalents                              $  3,603,430    $    917,978
    Accounts receivable, net                                  2,059,428       1,184,182
    Work in process                                             676,685         251,718
    Prepaid expenses and other current assets                   482,647         443,526
                                                           ------------    ------------
 Total current assets                                         6,822,191       2,797,404


 Property, plant and equipment, net                           2,154,944       1,918,273
 Goodwill, net                                               36,878,255      39,899,170
 Other assets                                                   517,775         128,275
                                                           ------------    ------------
 Total assets                                              $ 46,373,164    $ 44,743,122
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                          1,911,912       1,634,889
    Accrued liabilities                                       2,780,555       1,912,364
    Deferred revenue                                            353,788         308,898
    Current portion of notes payable and
       capital lease obligations                                211,407         129,525
                                                           ------------    ------------
 Total current liabilities                                    5,257,662       3,985,676

 Deferred rent                                                  116,364         109,065
 Obligations under capital leases,
    excluding current portion                                    50,776            --
 Convertible debenture net of unamortized
    discount of $1,781,554                                    1,718,446            --
 Notes payable - related parties                             10,591,526      10,591,526
 Notes payable - other                                          195,266         235,145
                                                           ------------    ------------
 Total liabilities                                           17,930,040      14,921,412
                                                           ------------    ------------

Stockholders' equity:
    Common stock, $.01 par value, authorized 200,000,000
      shares, issued 31,522,456 shares at March 31, 1999
      and 30,696,828 shares at December 31, 1998                317,472         306,968
    Additional paid-in capital                               90,181,915      84,720,304
    Note receivable from shareholder                           (230,467)       (230,467)
    Accumulated deficit                                     (61,654,366)    (54,803,665)
    Treasury stock, at cost, 66,227 shares                     (171,430)       (171,430)
                                                           ------------    ------------
Total stockholders' equity                                   28,443,124      29,821,710
                                                           ------------    ------------
Total liabilities and stockholders' equity                 $ 46,373,164    $ 44,743,122
                                                           ============    ============

      See accompanying notes to unaudited consolidated financial statements

                             RARE MEDIUM GROUP, INC.
                 Unaudited Consolidated Statements of Operations

                                                   Three Months Ended March 31,
                                                       1999          1998
                                                   -----------    -----------
Revenue                                            $ 2,588,907    $      --

 Expenses:
      Salary expense                                 2,575,122         80,278
      General and administrative expense             1,635,323        288,876
      Depreciation and amortization                  4,492,793        186,957
                                                   -----------    -----------
 Total expenses                                      8,703,238        556,111
                                                   -----------    -----------
 Loss from operations                               (6,114,331)      (556,111)

 Interest income (expense), net                       (736,371)        55,121
 Equity interest in net loss of investments               --          (41,450)
                                                   -----------    -----------
 Loss before discontinued operation                 (6,850,702)      (542,440)

 Discontinued operation:
      Loss from discontinued operation                    --       (1,486,591)
      Gain on restructuring of Engelhard/ICC              --       24,256,769
                                                   -----------    -----------
Income from discontinued operation                        --       22,770,178
                                                   -----------    -----------
 Net income (loss)                                 $(6,850,702)   $22,227,738
                                                   ===========    ===========
 Basic earnings (loss) per share
      Continuing operations                        $     (0.22)   $     (0.03)
      Discontinued operation                       $      --      $      1.04
                                                   -----------    -----------
      Net loss per share                           $     (0.22)   $      1.01
                                                   -----------    -----------
      Weighted average common shares outstanding    31,747,187     21,453,771
                                                   ===========    ===========

 Diluted earnings (loss) per share
      Continuing operations                        $     (0.22)   $     (0.03)
      Discontinued operation                       $      --      $      1.03
                                                   -----------    -----------
      Net loss per share                           $     (0.22)   $      1.00
                                                   -----------    -----------
      Weighted average common shares outstanding    31,747,187     21,569,879
                                                   ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                             RARE MEDIUM GROUP, INC.
               Unaudited Consolidated Statements of Cash Flows

                                                                Three Months Ended March 31,
                                                                    1999           1998
                                                                ------------    ------------
Cash Flows from Operating Activities:
     Net Income (loss)                                          $ (6,850,702)   $ 22,227,738
     Adjustments to reconcile net income (loss)
          to net cash used in operating activities:
          Gain on Restructuring of Engelhard/ICC                        --       (24,256,769)
          Depreciation and amortization                            4,492,793         186,957
          Equity interest in net loss of investments                    --            41,450
          Common stock and stock options issued                         --              --
               for services rendered                                    --            37,837
          Provision for doubtful accounts                               --             9,000
          Increase in inventory reserve                                 --            50,000
          Amortization of convertible debenture discount             483,446            --
          Changes in assets and liabilities:
               Accounts Receivable                                  (562,996)     (1,019,165)
               Work in process and inventories                      (424,967)       (217,280)
               Prepaid expenses and other assets                     (39,863)       (391,517)
               Financing costs                                      (109,806)           --
               Deferred revenue                                       44,890            --
               Accounts payable and accrued liabilities              860,209          35,647
                                                                ------------    ------------
          Net cash used in operating activities                   (2,106,996)     (3,296,102)
                                                                ------------    ------------

Cash Flows from Investing Activities:
     Cash received in connection with restructuring                     --        18,864,003
     Cash acquired in acquisitions                                    54,830            --
     Issuance of notes receivable                                       --        (1,150,000)
     Purchase of restricted certificate of deposit                      --          (750,000)
     Redemption of restricted certificate of deposit                    --         2,500,000
     Acquisition costs                                              (267,494)           --
     Purchases of property, plant and equipment, net                (142,394)        (30,766)
                                                                ------------    ------------
          Net cash provided by (used in) investing activities       (355,058)     19,433,237
                                                                ------------    ------------

Cash Flows from Financing Activities:
          Proceeds from issuance of convertible debenture          3,500,000            --
          Proceeds from issuance of stock in connection
               with exercise of warrants and options               1,757,757            --
          Repayments of borrowings                                  (110,251)       (105,007)
                                                                ------------    ------------
          Net cash provided by (used in) financing activities      5,147,506        (105,007)
                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents               2,685,452      16,032,128
Cash and cash equivalents, beginning of period                       917,978       1,257,483
                                                                ------------    ------------
Cash and cash equivalents, end of period                        $  3,603,430    $ 17,289,611

Supplemental Disclosure:
Equipment acquired under capital lease                                98,984


    See accompanying notes to unaudited consolidated financial statements

                             RARE MEDIUM GROUP, INC.
             Notes to Unaudited Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)


(1) The Company

During 1998, through a series of transactions, Rare Medium Group, Inc. ("RMG" or "the Company"), formerly known as ICC Technologies, Inc. ("ICC"), restructured its operations to focus on the business of providing Internet professional services to large and medium size businesses, including Fortune 500 companies. Such services focus on helping clients develop Internet strategies, improve business processes and develop interactive content using Internet-based technologies by providing clients with Internet business strategy consulting, marketing, creative design and development needs analysis, architecture planning, Internet, Intranet and Extranet solutions, hosting and maintenance. The Company accomplished this change in its operations by restructuring its Engelhard/ICC joint venture in February, 1998; purchasing the Internet-related businesses of Rare Medium, Inc. ("Rare Medium"), I/O 360, Inc. ("I/O 360") and DigitalFacades Corporation ("DigitalFacades") in October, 1998; and disposing of Fresh Air Solutions (defined below) in October, 1998. Historically ICC had been engaged in the design, development, manufacture and marketing of climate control systems. On March 16, 1999, at a special meeting, the Company's shareholders approved a change in the name of the Company to "Rare Medium Group, Inc."

During the first quarter of 1999, the Company further refined its Internet-based strategy with its decision to build, through acquisition, a portfolio of additional product and service offerings by becoming an incubator for the new technology companies emerging from Silicon Alley in New York, the Digital Coast in Los Angeles, Dallas, Atlanta, Toronto, San Francisco and beyond. Under this strategy the Company would offer: access to capital; technical expertise and execution; and administrative, legal and financial professional services that every start-up company requires. The Company will focus on leveraging and building synergies between its existing client relationships and expertise, and these new product and service offerings. The Company will also continue to pursue additional acquisitions of Internet professional services companies.

On February 25, 1999, the Company acquired the assets of Interface Alternatives, Inc. through a newly-formed subsidiary, iface.com, which is in the business of providing software and solutions for voice-over-internet protocol ("VOIP") for voice, video and fax communications via the Internet. We own 80% of the stock of iface.com and previous management of Interface Alternatives, Inc. owns the remaining 20%. As consideration for the assets of Interface Alternatives, Inc., which are currently estimated at $165,000, iface.com assumed the liabilities of Interface Alternatives, Inc., which are currently estimated at $265,000. In addition, we provided cash at closing to iface.com in the amount of $250,000 and a one-year line of credit in the amount of $250,000.

On March 26, 1999, the Company acquired by merger all of the stock of Hype, Inc. ("Hype"), a privately held Ontario, Canada corporation. Hype, located in Toronto, is one of Canada's leading Internet marketing and communications firms. Total consideration for the purchase was approximately $1.2 million, consisting of 270,992 shares of the Company's common stock.

The Company has accounted for the above transactions under the purchase method of accounting. The respective recognized purchase prices were allocated to net tangible assets, which consisted primarily of cash, accounts receivable, property and equipment, accounts payable, and notes payable. Goodwill of $1.3 millon resulting from the transactions is being amortized over a three year period.

(2) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K/A-2 for the year then ended.

The accompanying unaudited consolidated financial statements as of March 31, 1999 include the results of operations and financial position of Rare Medium Group, Inc. ("the Company") on a consolidated basis.

The accompanying unaudited consolidated financial statements as of March 31, 1998 include the results of operations of the Company and its 90% owned partnership with Engelhard Corporation, Fresh Air Solutions, L.P. ("FAS"). On October 14, 1998, the Company, through its wholly-owned subsidiary, ICC Desiccant Technologies, Inc., completed the sale of a majority of its partnership interests in Fresh Air Solutions, L.P. ("FAS"). ICC Desiccant Technologies, Inc., which was subsequently renamed Investment Holding Company, was the general partner of FAS. In connection with this sale, the unaffiliated investment entity that purchased the partnership interests assumed the liabilities of FAS as general partner, with certain exceptions. As a result of the sale of FAS partnership interests, ICC Desiccant Technologies, Inc. retained, as its sole asset, a 32.4% passive investment limited partnership interest in FAS. The Company has no future funding responsibilities with respect to FAS and has a 36% limited partnership interest with no voting rights, and therefore, is accounting for the remaining investment in FAS under the cost method.


Subsequent to the sale of the FAS partnership interests referred to above, FAS redeemed the 10% limited partnership interest in FAS held by Engelhard Corporation in exchange for the 20% limited partnership interest in Engelhard Hexcore, L.P. held by FAS and $1 million in cash. As a result, Investment Holding Company's interest in FAS has been increased to a 36% limited partnership interest.

Consequently, the results of operations of FAS for the three months ended
March 31, 1998 are accounted for as discontinued operations. For further information regarding this transaction, refer to the Current Report on Form 8-K filed by the Company on October 29, 1998 as amended on Form 8-K/A filed on November 13, 1998.

(3) Summary of Significant Accounting Policies

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

(4) Going Concern Considerations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The results of operations of the Company and its subsidiaries have been insufficient to cover costs of operations for the three months ended March 31, 1999. The Company's continuation as a going concern is dependent on its ability to:

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

On May 7, 1999, we entered into definitive agreements with Apollo Investment Fund IV, L.P. and several other purchasers to raise $87.0 million in equity capital through the issuance of $15 million of Series A Convertible Preferred Stock and $72 million of Series B Preferred Stock, and we expect to close on the transaction contemplated by such agreements on or before May 31, 1999. The $72 million received as consideration for the Series B Preferred Stock will be held in escrow following closing pending receipt of stockholder approval of the conversion of the Series B Preferred Stock into Series A Convertible Preferred Stock, as required by the agreements with the purchasers and by the Nasdaq National Market listing rules. If such stockholder approval is not obtained within 120 days after closing, the purchasers will have the right to cause us to redeem the Series B Preferred Stock and have the $72 million held in escrow returned to them. The Company anticipates that the investment by Apollo would satisfy all of its cash needs, including those associated with its growth plans, for the foreseeable future. However, there can be no assurance that such transaction will be consummated or, if consummated, that we would obtain such stockholder approval. See Note 8 for a further description of the Apollo transaction.

(5) Convertible Debenture

Effective January 28, 1999, the Company sold an 8% Convertible Debenture in the principal amount of $3.5 million to Capital Ventures International ("CVI"), which together with accrued interest, is currently convertible into common stock at a conversion price equal to $5.27 per share. After July 27, 1999 such Convertible Debenture will be convertible at a variable rate, but in no event less than $2.49 per share. In addition, the Company issued a warrant to purchase 404,625 shares of common stock at an exercise price of $5.27 per share, subject to reset in certain circumstances. Subject to the provisions of the Securities Purchase Agreement with CVI, the Company may sell an additional 8% convertible debenture in the principal amount of $2.5 million at the same conversion rate, and an additional warrant to purchase 289,017 shares at the same exercise price upon satisfying certain closing conditions.

The Company allocated $980,000 of the $3.5 million received in connection with issuance of the Convertible Debenture to the value of the warrant. Additionally, $1,285,000 was recognized as a discount representing the value of the beneficial conversion feature. The $980,000 discount attributable to the value of the warrant is being amortized over the four year maturity of the Convertible Debenture, and the $1,285,000 discount attributed to the beneficial conversion feature is being amortized over 180 days, which is the period of time from issuance that the Convertible Debenture can first be converted to common stock.

For additional information regarding this transaction, see the Company's Form 8-K filed on February 4, 1999.

(6) Income Taxes

The Company and the stockholders of Rare Medium, I/O 360, DigitalFacades, and Hype intend that each of their respective merger agreements shall constitute a tax-free plan of reorganization pursuant to Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended. As a result of various recent equity transactions and anticipated future transactions, management believes the Company may have undergone or will undergo during 1999 an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforward may be limited.

(7) Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or warrants were exercised or converted into common stock. Basic and dilutive earnings per share were the same for the three months ended March 31, 1999 since the effect of all potential dilutive common shares was antidilutive.

(8) Subsequent Events

By agreement dated February 26, 1999, we signed a definitive agreement to acquire 100% of the outstanding stock of FS3 Interactive, Inc. FS3 creates Internet-based business solutions, including web marketing, design, programming, and E-commerce enabling solutions. As consideration for the purchase, we paid approximately $3.5 million by issuing 768,975 shares of common stock, which was determined based upon an agreed-upon formula equal to two times FS3's trailing twelve-month revenues divided by an agreed-upon share valuation. The transaction has closed subsequent to March 31, 1999, and will be accounted for using the purchase method of accounting.

On March 5, 1999, we signed a definitive agreement to acquire 100% of the outstanding stock of Big Hand, Inc. and its subsidiary CircumStance Inc. Big Hand creates Internet-based solutions, including web marketing, design, programming and E-commerce enabling solutions. As consideration for the purchase, we paid approximately $6.6 million by issuing 1,460,603 shares of common stock, which was determined based upon and agreed-upon formula equal to two times trailing twelve-month revenues of Big Hand and CircumStance divided by an agreed-upon share valuation. The transaction has closed subsequent to March 31, 1999, and will be accounted for using the purchase method of accounting.

On February 25, we signed a definitive agreement to acquire 100% of the outstanding stock of Internet Games Corporation, a privately held Delaware corporation. liveuniverse.com, as the business is now known, is a community and entertainment network which seeks to provide web masters and home page builders with major portal services such as chat rooms, message boards, greeting cards, guest books, traffic counters and mailing lists. As consideration for the acquisition, the Company issued 150,000 shares of common stock. The transaction has closed subsequent to March 31, 1999, and will be accounted for using the purchase method of accounting.

Pursuant to an Exchange Agreement between the Company and two holders of the note payable by Rare Medium, Inc. and guaranteed by the Company, effective
April 5, 1999, the Company issued an aggregate of 963,052 shares of common stock of the Company to such noteholders in exchange for their beneficial interest in $3,987,031 of the original principal amount of the note. As a result of this transaction, the $10.4 million aggregate principal balance on this note as of December 31, 1998 has been reduced to $6,439,066. This note bears interest at the prime rate, is payable semi-annually, and the remaining principal is due in two equal installments on April 15, 2000 and April 15, 2001. The Company will record an expense in the amount of approximately $1 million related to this transaction, which is the value of the shares issued as of April 5, 1999 in excess of the amount of debt converted to shares.

On May 7, 1999, we entered into definitive agreements with Apollo Investment Fund IV, L.P., pursuant to which we have agreed to sell 150,000 shares of Series A Convertible Preferred Stock for $15 million and 720,000 shares of Series B Preferred Stock for $72 million to Apollo Investment Fund IV, L.P. and several other purchasers. We anticipate that closing will occur on or before May 31, 1999. The Series A Convertible Preferred Stock acquired at closing will have full voting rights together with the common stockholders equal to approximately 17% of our outstanding common stock. The Series B Preferred Stock will have no voting rights, subject to our obtaining stockholder approval of the conversion of the Series B Preferred Stock into Series A Convertible Preferred Stock within a certain period, as discussed below. In order to comply with the Nasdaq National Market listing requirements, which in certain cases require stockholder approval of issuances of common stock or securities convertible into or exercisable for common stock in an amount equal to 20% or more of the common stock or voting power of an issuer outstanding before the issuance, the agreements with the purchasers require us to obtain stockholder approval of the conversion of the non-voting Series B Preferred Stock into Series A Convertible Preferred Stock. Upon such conversion, the aggregate Series A Convertible Preferred Stock outstanding will have full voting rights together with the common stockholders equal to approximately 43% of our outstanding common stock. The $72 million received as consideration for the Series B Preferred Stock will be held in escrow following closing pending receipt of stockholder approval of the conversion of the Series B Preferred Stock into Series A Convertible Preferred Stock. Upon obtaining such approval, the Series B Preferred Stock will automatically convert into Series A Convertible Preferred Stock without any further action. If such stockholder approval is not obtained within 120 days after closing, a majority of the holders of the Series B Preferred Stock will have the right to cause us to redeem the Series B Preferred Stock and have the $72 million held in escrow returned to them. In lieu thereof, the holders of Series B Preferred Stock will have other rights. There can be no assurance that the transaction contemplated with Apollo by such definitive agreements will be consummated or, if consummated, that we would obtain such stockholder approval.

Each share of Series A Convertible Preferred Stock will be convertible into a number of shares of common stock determined by dividing the liquidation preference of $100 per share, plus accrued and unpaid dividends, by the conversion price of $7.00. Each share of Series A Convertible Preferred Stock and Series B Preferred Stock will be entitled to preferred dividends, a liquidation preference, and will be issued with detachable warrants to purchase
13.5 shares of common stock at a variable strike price based on the then current market price of the common stock. At closing, the purchasers will also be issued warrants to purchase an aggregate of approximately 12 million shares of common stock at a strike price of $7.00 per share. For as long as Apollo Investment Fund IV, L.P. owns at least 25% of the securities acquired at closing, the holders of the Series A Convertible Preferred Stock, voting as a separate class, will have the right to elect three of the members of our Board of Directors and maintain at least 40% representation on the Board if the Board size is increased. In addition, such holders will have the right to elect a majority of the Board at any time upon the occurrence of certain events of non-compliance.

We have retained Bear Stearns & Co. Inc. as our financial advisor in connection with the transaction contemplated with Apollo.

By agreement dated May 7, 1999, we agreed to acquire 100% of the outstanding stock of Struthers Martin, Inc. ("Struthers"), a privately held Georgia corporation. Struthers is a leader in Internet and network integration services and enterprise management, and has completed work for such organizations as IBM's Interactive Media Division, Bally Total Fitness, and Lucent Technologies. As consideration for the $6 million purchase price (which does not include the minimum $1.8 million of cash which must remain in Struthers at closing), we will issue 406,091 shares of common stock. The transaction will be accounted for using the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As a result of the Company's disposition of its non-Internet related businesses during 1998, the results of operations of FAS for the three months ended March 31, 1998 are accounted for as discontinued operations. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations will focus on its Internet-related businesses, and operations for the first quarter of 1999 will be compared with the operating results of the Company for 1998 on a pro forma basis, including the operating results of Rare Medium, Inc. for the three months ended March 31, 1998. (Rare Medium, Inc. was actually purchased by the Company in April, 1998). For information related to the operations of FAS during the first quarter of 1998, refer to the Company's form 10-Q filed for the quarter ended March 31, 1998.

Safe Harbor for Forward-Looking Statements

THIS QUARTERLY REPORT, INCLUDING THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THOSE FACTORS DESCRIBED ELSEWHERE IN THIS QUARTERLY REPORT AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE COMMISSION.

Overview

Rare Medium Group, Inc. ("the Company") conducts its operations primarily through its wholly owned subsidiaries: Rare Medium, Inc., I/O 360, DigitalFacades, Hype, and iface.com. Rare Medium was acquired on April 15, 1998, and is an Internet professional services firm engaged in the business of providing Internet professional services to large and medium size businesses, including Fortune 500 companies. Such services focus on helping clients develop Internet strategies, improve business processes and develop interactive content using Internet-based technologies by providing clients with Internet business strategy consulting, marketing, creative design and development needs analysis, architecture planning, Internet, Intranet and Extranet solutions, hosting and maintenance.

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

During the first quarter of 1999, the Company further refined its Internet-based strategy with its decision to build, through acquisition, a portfolio of additional product and service offerings by becoming an incubator for the new technology companies emerging from Silicon Alley in New York, the Digital Coast in Los Angeles, Dallas, Atlanta, Toronto, San Francisco and beyond. Under this strategy the Company would offer: access to capital; technical expertise and execution; and administrative, legal and financial professional services that every start-up company requires. The Company will focus on leveraging and building synergies between its existing client relationships and expertise, and these new product and service offerings. The Company will also continue to pursue additional acquisitions of Internet professional services companies similar to Rare Medium, Inc.

A key component of our growth strategy is to acquire Internet related businesses that complement or enhance our business on acceptable terms. We expect the competition for acquisition candidates to continue to increase. There is no assurance that we will identify and compete for attractive acquisition candidates or complete acquisitions at reasonable purchase prices, in a timely manner or at all.

To the extent we have to use cash consideration for acquisitions in the future, we may need to obtain additional financing. To the extent our management must devote significant time and attention to the integration of technology, operations, businesses and personnel as a result of these acquisitions, our ability to service current clients and win new clients may suffer. In addition, our senior management faces the difficult and potentially time consuming challenge of implementing uniform standards, controls, procedures and policies throughout our current and future acquisitions. We could also experience financial or other setbacks if any of the acquired businesses experienced problems in the past of which our management is not presently aware. For example, if an acquired business had dissatisfied customers or had any performance problems, our reputation could suffer as a result of our association with that business. In addition, we may experience disputes with the sellers of acquired businesses and may fail to retain key acquired personnel.

On February 25, 1999, the Company acquired the assets of Interface Alternatives, Inc. through a newly-formed subsidiary, iface.com, which is in the business of providing software and solutions for voice-over-internet protocol ("VOIP") for voice, video and fax communications via the Internet. We own 80% of the stock of iface.com and previous management of Interface Alternatives, Inc. owns the remaining 20%. As consideration for the assets of Interface Alternatives, Inc., which are currently estimated at $165,000, iface.com assumed the liabilities of Interface Alternatives, Inc., which are currently estimated at $250,000. In addition, we provided cash at closing to iface.com in the amount of $250,000 and a one-year line of credit in the amount of $250,000.

On March 26, 1999, the Company acquired by merger all of the stock of Hype, Inc. ("Hype"), a privately held Ontario, Canada corporation. Hype, located in Toronto, is one of Canada's leading Internet marketing and communications firms. Total consideration for the purchase was approximately $1.2 million, consisting of 270,992 shares of the Company's common stock.

The Company is integrating the operations of Rare Medium, I/O 360, DigitalFacades, and Hype under the Rare Medium brand name while achieving economies of marketing, purchasing, and operations, and while simultaneously leveraging relationships with various clients that existed prior to the mergers. To that end, the operations of Rare Medium and I/O 360 have largely been physically integrated due to I/O 360's move to a location in New York City adjacent to Rare Medium, and the Los Angeles operations of Rare Medium and DigitalFacades have been consolidated into one location.

Below is a table comparing the Internet operations of the Company on a pro forma basis. The amounts shown for the three months ended March 31, 1999 include the operations of the Company as they are currently reported. The amounts shown for the three months ended March 31, 1998 are the pro forma results of operations of Rare Medium, Inc. combined with the general and administrative expenses of the registrant, and the results of operations of FAS condensed as a single net loss included in "Other Income / (Expense)".

                  Unaudited Condensed Statements of Operations


                               Three Months Ended March 31,
                             -------------------------------
                             1999 (Actual)  1998 (Pro Forma)
                             -------------  ----------------
Revenue                      $  2,588,907    $  1,041,532
Salary Expense                  2,575,122         998,672
General and administrative
   Expenses                     1,623,643         598,733
                             ------------    ------------
Total Operating Expenses        4,198,765       1,597,405
                             ------------    ------------
Loss from Operations           (1,609,858)       (555,873)
Amortization of Intangible
Assets                         (4,357,906)           --
Gain on Restructuring of
Partnership                          --        24,256,769
Interest Expense                 (757,263)        (48,924)
Other Income / (Expense)         (125,675)     (1,649,498)
                             ------------    ------------
Net Income                     (6,850,702)     22,002,474


Revenue

Revenue for the three months ended March 31, 1999 was $ 2.6 million, an increase of $ 1.5 million or 149% over the three months ended March 31, 1998. The increase is primarily the result of the acquisitions of I/O 360 and Digital Facades during the third quarter of 1998, which have facilitated increases in both the number and relative size of client engagements. The operations of I/O 360 and Digital Facades have been integrated into the existing operations of Rare Medium. Revenues for 1999 also include $ 0.1 million in revenue from iFace from its date of acquisition, February 26, 1999. Revenues for the three months ended March 31, 1999 do not include the results of the recently acquired companies: BigHand/Circumstance, FS3, or liveuniverse.com, since the acquisition of these companies closed after March 31, 1999. During the quarter, the Company dedicated some otherwise billable resources to development work for iFace, Live Universe and other development stage projects as part of its strategy to incubate early stage Internet companies, by providing capital, Internet solutions and professional services. This practice is expected to continue in future periods, and while it may have a negative impact on short term revenue growth, the Company believes this development work will have a positive impact in the long term by accelerating the growth of the development stage projects. However, there can be no assurance that these projects will be successful.

Our clients generally retain us on a project by project basis, rather than under long-term contracts. As a result, a client may or may not engage us for further services once a project is completed. Establishment and development of relationships with additional companies and other corporate users of information technology is an important component of our success. The absence of long-term contracts and the need for new clients create an uncertain revenue stream. A client which accounts for a significant portion of our revenues in a given period may not generate a similar amount of revenues, if any, in subsequent periods. There is no assurance that we will be able to add new major clients or to secure new engagements with existing clients. In addition, some of our existing clients may unilaterally reduce the scope of, or terminate, existing projects. There is no assurance that we will be able to maintain our business relationship or avoid a material reduction in the use of our services by any of our significant existing clients.

Most of our contracts are currently on a fixed-price basis, rather than a time and materials basis. Further, the average size of our contracts is currently increasing, which results in a corresponding increase in our exposure to the financial risks of fixed price contracts. We assume greater financial risk on fixed-price contracts than on time and materials engagements. We have only a limited history in estimating our costs for our engagements, particularly for larger projects. We have had to commit unanticipated resources to complete some of our projects, resulting in lower gross margins on such contracts. We may experience similar situations in the future. In addition, we typically assume the fixed-price contracts of the companies we acquire. If we fail to estimate accurately the resources and time required for an engagement, to manage client expectations effectively or to complete fixed-price engagements within our budget, on time and to our clients' satisfaction, we would be exposed to cost overruns, potentially leading to losses on these engagements.

Salary Expense

Salary expense for the three months ended March 31, 1999 increased $2.6 million or 157 % to $1.0 million from the same period in the prior year. The increase is due primarily to additional personnel in the acquired companies, Digital Facades and I/O 360, and the Company's continued investment in building infrastructure to support the anticipated long term growth of the Company. During this period, the Company also hired a President and senior operations managers for its major offices in New York and Los Angeles for its Rare Medium, Inc. subsidiary. The Company expects compensation expenses to increase on an absolute dollar basis as the Company hires additional personnel and incurs additional costs related to the anticipated growth of its business and its operations as a public company. The Company also expects to hire additional personnel and increase its spending for marketing and other infrastructure needs.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 1999 were $1.6 million. This was an increase of $1.3 million or 466% over the three months ended March 31, 1998. The increase is principally a result of the substantial increase in personnel and number of facilities.

Amortization of Intangible Assets

Intangible assets consist of goodwill and deferred financing and acquisition costs. For the three months ended March 31, the increase in amortization of intangible assets resulted primarily from the Company's acquisitions of Rare Medium, Inc. in April of 1998, and of I/O 360 and Digital Facades in August of 1998. The Company anticipates that expenses related to the amortization of intangible assets will increase in future periods as it continues to acquire additional Internet professional service firms, as well as other Internet related businesses.

Interest Income (Expense), Net

Interest expense net of interest income for the three months ended March 31, 1999 includes $205,211 of interest expense related to the Rare Medium acquisition. This expense represents the accrued interest on the Company's note payable to the original Rare Medium stockholders, payable in a combination of cash or common stock of the Company, at the Company's election, subject to some restrictions. Interest expense also includes $547,438 related to the CVI convertible debentures. The CVI expense includes $63,992 of accrued interest and $483,446 for the amortization of the debt discount and the beneficial conversion feature.

Net Loss

For the three months ended March 31, 1999, the Company recorded a loss of $1.6 million excluding $5.2 million in amortization of intangible assets and net interest expense. Including these amortization expenses, the net loss for the period was $6.9 million. The loss was primarily due to the factors described in "Salary Expense" and "General and Administrative Expense."

Although we have experienced revenue growth, this growth may not be sustainable or indicative of future operating results. In addition, we have incurred substantial costs to expand and integrate our operations and we intend to continue to invest heavily in acquisitions, infrastructure and marketing. Our ongoing integration costs will include the combination of the financial, information and communications systems of the various companies that we have acquired and expect to acquire. Our ongoing expansion costs will include the leasing of additional office space and the purchase and leasing of new computer and communications equipment. As a result of these and other costs, we may continue to incur operating losses through 1999 and beyond, and there can be no assurance that we will achieve or sustain profitability.

Liquidity and Capital Resources

The Company had $3.6 million in cash and equivalents at March 31, 1999.

Cash used in operating activities was $ 2.0 million for the three months ended March 31, 1999 and resulted primarily from the net loss from operations of $6.8 million, offset by non-cash charges of $4.9 million (which includes primarily amortization of intangible assets, depreciation and amortization of fixed assets and leasehold improvements).

Cash used in investing activities was $0.5 million for the three months ended March 31, 1999. Capital expenditures totaled $0.2 million. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities and are expected to increase in future periods.

Cash provided by financing activities was $5.1 million for the three months ending March 31, 1999. This resulted primarily from the issuance of a $3.5 million convertible debenture as discussed below, and the exercise of warrants and options that yielded $1.8 million to the Company.

Effective January 28, 1999, the Company sold an 8% Convertible Debenture in the principal amount of $3.5 million to Capital Ventures International ("CVI"), which together with accrued interest, is currently convertible into common stock at a conversion price equal to $5.27 per share. After July 27, 1999 such Convertible Debenture will be convertible at a variable rate, but in no event less than $2.49 per share. In addition, the Company issued a warrant to purchase 404,625 shares of common stock at an exercise price of $5.27 per share, subject to reset in certain circumstances. Subject to the provisions of the Securities Purchase Agreement with CVI, the Company may sell an additional 8% convertible debenture in the principal amount of $2.5 million at the same conversion rate, and an additional warrant to purchase 289,017 shares at the same exercise price upon satisfying certain closing conditions. For additional information regarding this transaction, see the Company's Form 8-K filed on February 4, 1999. Currently, we have an agreement in principle and are in the process of negotiating a definitive agreement with CVI to issue to it such additional debentures and warrants for $2.5 million and immediately following such sale to exchange all of the debentures and warrants then held by CVI for approximately
1.6 million shares of Common Stock of the Company. No assurance can be given that such transactions will be consummated.

In connection with certain Exchange Agreements between the Company and certain of the holders of the $22.2 million aggregate notes held by former shareholders of Rare Medium, Inc., effective December 31, 1998 the Company, in a private placement of securities, issued an aggregate of 2,951,814 shares of common stock of the Company to such noteholders in exchange for their beneficial interest in $11,773,881 of the original principal amount of the note and accrued and unpaid interest thereunder through December 31, 1998. Pursuant to an Exchange Agreement between the Company and two remaining noteholders, effective April 5, 1999, the Company issued an aggregate of 963,052 shares of common stock of the Company to such noteholders in exchange for their beneficial interest in $3,987,031 of the original principal amount of the note. As a result of these transactions, the original $22.2 million aggregate principal balance has been reduced to $6,439,066. These notes bear interest at the prime rate, with interest payable semi-annually, and the remaining principal is due in two equal installments on April 15, 2000 and April 15, 2001. The Company will record an expense in the amount of approximately $1 million related to this transaction, which is the value of the shares issued as of April 5, 1999 in excess of the amount of debt converted to shares.

On May 7, 1999, we entered into definitive agreements with Apollo Investment Fund IV, L.P. and several other purchasers to raise $87 million in equity capital through the issuance of $15 million of Series A Convertible Preferred Stock and $72 million of Series B Preferred Stock, and we expect to close on the transaction contemplated by such agreements on or before May 31, 1999. The $72 million received as consideration for the Series B Preferred Stock will be held in escrow following closing pending receipt of stockholder approval of the conversion of the Series B Preferred Stock into Series A Convertible Preferred Stock, as required by the agreements with the purchasers and by the Nasdaq National Market listing rules. If such stockholder approval is not obtained within 120 days after closing, the purchasers will have the right to cause us to redeem the Series B Preferred Stock and have the $72 million held in escrow returned to them. There can be no assurance that such transaction will be consummated or, if consummated, that we would obtain such stockholder approval. If we fail to consummate such equity transaction, we will need to sell additional equity or debt securities or seek credit facilities within twelve months in order to fund our capital requirements and to satisfy our debt obligations to several former stockholders of Rare Medium, Inc. in the years 2000 and 2001. In addition, if we fail to consummate such transaction or consummate the transaction but fail to obtain stockholder approval of the conversion of the Series B Preferred Stock into Series A Convertible Preferred Stock, we could need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. We have not entered into any other agreements to raise additional funds and in the event we fail to consummate the transaction contemplated by the agreements with Apollo Investment Fund IV, L.P. and the other purchasers, we may not be able to borrow money or issue more shares of common stock to meet our cash needs, or if we could complete another transaction, it may not be on terms that are favorable or reasonable from our prospective. Sales of additional equity or convertible debt securities, including in the event the transaction with Apollo Investment Fund IV, L.P. and the other purchasers is consummated, would result in additional dilution to our stockholders. Future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new service offerings and competing technological and market developments. There can be no assurance that future funding, if needed, will be available, or, if available, under terms acceptable to us.

Since our common stock was trading at or below the minimum $5.00 per share closing bid price requirement for continued listing on the Nasdaq National Market during 1998 and earlier this year, and since we did not have net tangible assets of at least $4 million, we received notice from Nasdaq that we must take steps to come into compliance with the Nasdaq National Market listing standards or our common stock will be delisted from the Nasdaq National Market. A hearing with Nasdaq was held on February 4, 1999. We proposed a plan to Nasdaq which we believe should enable us to remain listed on the Nasdaq National Market. On April 22, 1999, we were notified by Nasdaq that it had determined to continue the listing of our common stock on the Nasdaq National Market, provided that on or before June 30, 1999 we conduct our 1999 Annual Meeting of Stockholders and consummate the equity transaction contemplated with Apollo.
In the event we fail to meet these requirements, and we are not otherwise in compliance with the Nasdaq listing requirements, Nasdaq may consider us for continued listing on the Nasdaq Small Cap Market or may determine to delist us. Further, if we consummate the equity transaction contemplated by the agreements with Apollo Investment Fund IV, L.P. and the other purchasers but fail to obtain stockholder approval of the conversion of the Series B Preferred Stock issued in such transaction into Series A Convertible Preferred Stock as required by the agreements with such purchasers and by the Nasdaq National Market listing rules, we may be delisted from the Nasdaq National Market. In the event we are unable to maintain our listing on the Nasdaq National Market, we currently meet the listing standards for, and would seek to apply for, listing on the Nasdaq Small Cap Market. There can be no assurance, however, that such an application would be approved. In the event we were unable to list our common stock on the Nasdaq Small Cap Market or any other exchange at such time, there would be no established trading market for our common stock except as may be established in the National Association of Securities Dealers Inc.'s OTC Bulletin Board Service or in the "pink sheets," which would have a material adverse effect on the liquidity and market price of our common stock.

Year 2000 Issue

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

The Company has appointed a Year 2000 Task Force to perform an audit, which consists of analysis and testing, to assess the scope of Rare Medium's risks and bring its applications into compliance. Based upon conclusions from the analysis and findings to date, the Company believes most of its applications and those of its vendors, customers and clients are Year 2000 compliant, and that expenditures to correct any deficiencies not yet identified would not be significant. The Company is in the testing stage of its audit. However, no assurance can be given that any or all of the Company's or third party systems are or will be Year 2000 compliant or that the costs required to address the Year 2000 issue or the impact of a failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition or results of operations.

Item 3 Market Risk Exposure

The financial position of the Company is subject to market risk associated with interest rate movements on outstanding debt. The Company has debt obligations with both fixed and variable terms. The carrying value of the Company's variable rate debt obligations approximates fair value as the market rate is based on prime. A 10 percent increase in the underlying interest rates would result in an annual increase of interest expense of approximately $91,000.

Part II

Other Information

Item 1. Legal Proceedings

        Currently, the Company is not engaged in any material lawsuits.

Item 2. Changes in Securities.

On March 26, 1999, the Company issued 270,992 shares of common stock in a private placement as consideration for the US$1.3 million acquisition price of Hype. In accordance with the Hype Stock Purchase Agreement, the fair value of the common stock was determined based on a value of US$4.64 per share, which represented the average closing price per share for the ten trading days prior to the Closing (as reported in the Wall Street Journal). The former shareholders of Hype have pledged 67,748 of their 270,992 shares to the Company as security for certain obligations and warranties of the former shareholders under the Hype Stock Purchase Agreement. Included in these obligations is a requirement that Hype shall have minimum retained earnings of Cdn$200,000 as of February 28, 1999. Shares not subject to claim by the Company will be released on the first anniversary of the closing.

Effective January 28, 1999, the Company sold an 8% Convertible Debenture in the principal amount of $3.5 million in a private placement to Capital Ventures International ("CVI"), which together with accrued interest, is currently convertible into common stock at a conversion price equal to $5.27 per share. After July 27, 1999 such Convertible Debenture will be convertible at a variable rate, but in no event less than $2.49 per share. In addition, the Company issued a warrant to purchase 404,625 shares of common stock at an exercise price of $5.27 per share, subject to reset in certain circumstances. Subject to the provisions of the Securities Purchase Agreement with CVI, the Company may sell an additional 8% convertible debenture in the principal amount of $2.5 million at the same conversion rate, and an additional warrant to purchase 289,017 shares at the same exercise price upon satisfying certain closing conditions. For additional information regarding this transaction, see the Company's Form 8-K filed on February 4, 1999.


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

        3. To approve a proposal to amend the Company's Certificate of Incorporation to divide the Board of Directors into three classes; and

        4. To approve a proposal to adopt the Company's 1998 Long-Term Incentive Plan

        All such proposals were adopted by the stockholders of the Company at the Special Meeting. See the Company's Form 10-K as amended on Form 10-K/A and Form 10-K/A 2 filed for the year ended December 31, 1998 for further information.


Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:


     3.1 Articles of Incorporation and By-laws of Rare Medium Group, Inc., formerly known as ICC Technologies, Inc. are hereby incorporated herein by reference from the Company's Form 10 filed on September 16, 1985.

     3.2 Amendment to Articles of Incorporation, changing name to ICC Technologies, Inc., is hereby incorporated herein by reference from the Company's form 8-K dated June 12, 1980.

     3.3 Amendment to Articles of Incorporation, changing name to Rare Medium Group, Inc., filed with the Secretary of State of the State of Delaware on March 17, 1999 was filed as Exhibit 3.3 to the Company's on Form 10-K for the year ended December 31, 1998 and is hereby incorporated herein by reference.

     10.1 Securities Purchase Agreement, dated as of January 28, 1999, by and among ICC Technologies, Inc. and Capital Ventures International ("CVI Securities Purchase Agreement") and Exhibits thereto were filed as
          Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999 and is hereby incorporated herein by reference.

     10.2 Form of Convertible Term Debenture dated as of January 28, 1999 was filed as Exhibit "A" to the CVI Securities Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

     10.3 Form of Stock Purchase Warrant of ICC Technologies, Inc. dated as of January 28, 1999 was filed as Exhibit "B" to the CVI Securities Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

     10.4 Form of Registration Rights Agreement dated as of January 28, 1999 was filed as Exhibit "C" to the CVI Securities Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

     10.5 Agreement and Plan of Merger, dated as of March 5, 1999, among Rare Medium, Inc., ICC Technologies, Inc., Rare Medium Texas I, Inc., Big Hand, Inc., and The Stockholders of Big Hand, Inc. was filed as
          Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and is hereby incorporated herein by reference.

     10.6 Employment Agreement between the Company and Suresh V. Mathews, dated January 29, 1999 was filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as amended on Form 10-K/A-2 and is hereby incorporated herein by reference.

     Financial Data Schedule Exhibit 27

     (b) The following reports have been filed with the Securities and Exchange Commission.

         Form 8-K dated February 4, 1999 related to the private placement of $6 million of convertible debentures.

         Form 8-K dated February 10, 1999 related to the exchange by noteholders of debt for common stock.

         Form 8-K dated April 29, 1999 related to the acquisition of Big Hand, Inc. and its wholly-owned subsidiary Circumstances, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 1999              BY: /s/ Glenn S. Meyers
                                ----------------------------------
                                    Glenn S. Meyers
                                    Chairman,
                                    President and CEO

Date: May 17, 1999              BY: /s/ John S. Gross
                                ----------------------------------
                                    John S. Gross
                                    Senior Vice President
                                    Chief Financial Officer