Form 10-Q
period 1999-06-30
RARE MEDIUM GROUP INC
filed 1999-08-16
CIK 756502

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999,

                                       or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from ____ or ____

                         Commission file number 0-13865

                             RARE MEDIUM GROUP, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                           23-2368845
                ---------------------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)         Identification Number)

                         44 West 18th Street, 6th Floor
               New York, New York                  10011
               -----------------------------------------
    (Address of principal executive offices)     (Zip Code)

                                 (212) 634-6950
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

            Indicate the number of shares outstanding of each of the
               issuer's classes of common stock, as of the latest
                                practicable date.

            Common Stock, par value $.01 per share 39,729,237 shares
                       outstanding as of August 10, 1999.

                             RARE MEDIUM GROUP, INC.

                                      Index

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets at June 30, 1999
    (Unaudited) and December 31, 1998                                         3

Unaudited Condensed Consolidated Statements of Operations - Three and six
    months ended June 30, 1999 and 1998 (Unaudited)                           4

Unaudited Consolidated Statements of Cash Flows - Six
    months ended June 30, 1999 and 1998 (Unaudited)                           5

Notes to Unaudited Consolidated Financial Statements                          6

Item 2 Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                10

Item 3 Market Risk Exposure                                                  17

PART II OTHER INFORMATION

Item 1 Legal Proceedings                                                     18

Item 2 Changes in Securities                                                 18

Item 3 Defaults Upon Senior Securities                                       19

Item 4 Submission of Matters to Vote of Security Holders                     19

Item 5 Other Information                                                     19

Item 6 Exhibits and Reports on Form 8-K                                      19

SIGNATURES                                                                   21

Part I  Financial Information

Item 1. Financial Statements

                             RARE MEDIUM GROUP, INC.

                           Consolidated Balance Sheets

                                                                             June 30,                       December 31,
                                                                               1999                             1998
                                                                           ------------                     ------------
                                                                            (Unaudited)
 ASSETS
 Current assets:
      Cash and cash equivalents                                            $ 12,524,284                     $    917,978
      Restricted cash                                                        74,400,000                               --
      Accounts receivable, net                                                4,821,099                        1,184,182
      Work in process                                                           806,999                          251,718
      Prepaid expenses and other current assets                               1,068,837                          443,526
                                                                           ------------                     ------------
  Total current assets                                                       93,621,219                        2,797,404

 Property, plant and equipment, net                                           5,210,721                        1,918,273
 Goodwill, net                                                               53,319,915                       39,899,170
 Other assets                                                                   658,344                          128,275
                                                                           ------------                     ------------
 Total assets                                                              $152,810,199                     $ 44,743,122
                                                                           ============                     ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                     $  3,011,002                     $  1,634,889
      Accrued liabilities                                                     4,241,939                        1,912,364
      Deferred revenue                                                          378,697                          308,898
      Current portion of notes payable - related parties                      3,219,544                               --
      Current portion of notes payable                                          787,542                          129,525
                                                                           ------------                     ------------
 Total current liabilities                                                   11,638,724                        3,985,676


 Deferred rent                                                                  122,914                          109,065
 Notes payable - related parties                                              3,219,544                       10,591,526
 Notes payable and other noncurrent liabilities                                 256,899                          235,145
                                                                           ------------                     ------------
 Total liabilities                                                           15,238,081                       14,921,412

 Series A Convertible Preferred Stock, $.01 par value, net
   of unamortized discount of $8,100,045                                      4,499,955                               --
 Series B Preferred Stock, $.01 par value, net of unamortized
       discount of $47,828,803                                               26,571,197                               --

 Stockholders' equity:
     Preferred stock, $.01 par value, authorized 10,000,000
       shares,issued 126,000 shares Series A Convertible Preferred and
       744,000 shares Series B Preferred at June 30, 1999                            --                               --
     Common stock, $.01 par value, authorized 200,000,000
       shares, issued 39,127,494 shares at June 30, 1999
       and 30,696,828 shares at December 31, 1998                               391,275                          306,968
     Additional paid-in capital                                             209,587,538                       84,720,304
     Note receivable from shareholder                                          (230,467)                        (230,467)
     Accumulated deficit                                                   (103,075,950)                     (54,803,665)
     Treasury stock, at cost, 66,227 shares                                    (171,430)                        (171,430)
                                                                           ------------                     ------------
Total stockholders' equity                                                  106,500,966                       29,821,710
                                                                           ------------                     ------------
Total liabilities and stockholders' equity                                 $152,810,199                     $ 44,743,122
                                                                           ============                     ============


See accompanying notes to unaudited consolidated financial statements

                             RARE MEDIUM GROUP, INC.

            Unaudited Condensed Consolidated Statements of Operations

                                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                                         1999             1998           1999            1998
                                                                     ------------    ------------    ------------      ----------

Revenue                                                              $  5,154,976    $  1,015,090    $  7,743,883    $  1,015,090

Expenses:
     Compensation expense                                               6,105,706       1,344,290       8,680,828       1,424,568
     Sales and marketing expense                                          620,521          41,991         655,176          41,991
     General and administrative expense                                 2,833,582       1,194,460       4,434,250       1,479,929
     Depreciation and amortization                                      5,671,332       4,061,824      10,164,125       4,248,781
                                                                     ------------    ------------    ------------      ----------
Total expenses                                                         15,231,141       6,642,565      23,934,379       7,195,269
                                                                     ------------    ------------    ------------      ----------
Loss from operations                                                  (10,076,165)     (5,627,475)    (16,190,496)     (6,180,179)

Interest expense, net                                                  (1,466,263)       (322,552)     (2,202,634)       (267,431)
Equity interest in net loss of investments                                   --           (92,000)           --          (133,450)
                                                                     ------------    ------------    ------------      ----------
Loss before discontinued operation                                    (11,542,428)     (6,042,027)    (18,393,130)     (6,581,060)

Discontinued operation:
     Loss from discontinued operation                                        --        (1,289,778)           --        (2,776,369)
     Gain on restructuring of Engelhard/ICC                                  --              --              --        24,256,769
                                                                     ------------    ------------    ------------      ----------
Income (loss) from discontinued operation                                    --        (1,289,778)           --        21,480,400
                                                                     ------------    ------------    ------------      ----------
Net income (loss)                                                     (11,542,428)     (7,331,805)    (18,393,130)     14,899,340

Deemed dividend attributable to issuance of                           (29,879,155)           --       (29,879,155)           --
     convertible preferred stock
Cumulative dividends and accretion of convertible
     preferred stock to liquidation value                              (1,191,997)           --        (1,191,997)           --
                                                                     ------------    ------------    ------------      ----------
Net income (loss) attributable to
     common stockholders                                             $(42,613,580)   $ (7,331,805)   $(49,464,282)   $ 14,899,340
                                                                     ============    ============    ============    ============

Basic and diluted earnings (loss) per share
     Continuing operations                                           $      (1.19)   $      (0.24)   $      (1.48)   $    (0.28)
     Discontinued operation                                          $       --      $      (0.05)   $       --      $     0.92
                                                                     ------------    ------------    ------------      ----------
     Net income (loss) per share                                     $      (1.19)   $      (0.29)   $      (1.48)   $     0.64

     Weighted average common shares outstanding                        35,929,161      25,231,597      33,520,807      23,342,684


See accompanying notes to unaudited consolidated financial statements.

                             RARE MEDIUM GROUP, INC.

                 Unaudited Consolidated Statements of Cash Flows


                                                                                               Six Months Ended
                                                                                      ----------------------------------
                                                                                          1999                  1998
                                                                                      ------------          ------------
Cash flows from operating activities:
       Net income (loss)                                                              $(18,393,130)         $ 14,899,340

       Adjustments to reconcile net income (loss) to net cash
            used in operating activities:
               Gain on restructuring of Engelhard/ICC                                         --             (24,256,769)
               Depreciation and amortization                                            10,164,125             4,248,781
               Equity interest in net loss of investments                                     --                 133,450
               Common stock and stock options issued
                  for services rendered                                                       --                 589,914
                Non-cash interest                                                        2,246,475                  --
                Changes in assets and liabilities, net of acquisitions:
                      Accounts receivable                                               (1,802,391)           (2,951,549)
                      Work in process and inventories                                     (555,281)                 --
                      Prepaid expenses and other assets                                   (166,508)                 --
                      Deferred revenue                                                      69,799                  --
                      Deferred rent                                                         13,849                  --
                      Accounts payable and accrued liabilities                              43,399                  --
                                                                                      ------------          ------------
                         Net cash used in operating activities                          (8,379,663)           (7,336,833)
                                                                                      ------------          ------------
Cash flows from investing activities:
       Cash acquired through acquisition, net of cash paid
             and acquisition costs                                                         948,567            (9,951,151)
       Cash received in connection with restructuring of Engelhard/ICC                        --              18,864,003
       Purchases of property, plant and equipment, net                                  (1,314,789)             (350,551)
       Redemption of restricted cash deposits                                                 --               2,500,000
                                                                                      ------------          ------------
                         Net cash provided by (used in)
                           investing activities                                           (366,222)           11,062,301
                                                                                      ------------          ------------
Cash flows from financing activities:
       Proceeds from issuance of convertible debenture                                   6,000,000                  --
       Proceeds from issuance of convertible preferred stock,
             net of costs                                                               82,997,651                  --
       Repayments of borrowings, net of acquired debt                                     (634,158)             (105,007)
       Proceeds from issuance of stock in connection
             with exercise of warrants and options                                       6,388,698                 9,559
                                                                                      ------------          ------------
                         Net cash provided by (used in)
                           financing activities                                         94,752,191               (95,448)
                                                                                      ------------          ------------

Net increase (decrease) in cash, cash equivalents and restricted cash                   86,006,306             3,630,020
Cash and cash equivalents, beginning of period                                             917,978             1,257,483
                                                                                      ------------          ------------
Cash, cash equivalents and restricted cash, end of period                             $ 86,924,284          $  4,887,503
                                                                                      ============          ============


See accompanying notes to unaudited consolidated financial statements

                             RARE MEDIUM GROUP, INC.

              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

(1) The Company

Rare Medium Group, Inc. ("the Company") conducts its operations primarily through its subsidiaries, which are organized as two related lines of business: the Internet solutions business of Rare Medium, Inc., and the venture/ incubator business. The Company is headquartered in New York with offices throughout the United States and Canada.

Through its wholly owned subsidiary, Rare Medium, Inc., headquartered in Dallas, the Company is a provider of Internet solutions, offering Fortune 1000 companies and others its services to develop e-commerce Internet strategies, improve business processes, and develop marketing communications, branding, strategies, and interactive content using Internet-based technologies and solutions.

The Company broadened its initial Internet solutions-based strategy with the advent of its ventures/incubator business, allowing the Company to leverage its knowledge of the Internet and its existing development platform. The Company intends to use its knowledge to incubate new Internet companies emerging from Silicon Alley in New York, the Digital Coast in Los Angeles, Dallas, Atlanta, Detroit, Toronto and San Francisco, all cities where the Company currently has a presence, as well as in Silicon Valley and other areas. Rare Medium Group's incubator companies currently include: liveuniverse.com, a "Micro-Portal Enabler" with over 60,000 Web sites in its network; iface.com, a Voice Over Internet Protocol, or "VOIP" company that is "Voice Enabling" the Internet; and ChangeMusic.com, which plans to participate in the emerging MP3 revolution, changing the way music is made, promoted, distributed, and consumed.

The Company restructured its former climate control systems business in February, 1998; combined with Rare Medium, Inc. in April, 1998 and, since then, acquired nine other Internet solutions companies; and in October, 1998 disposed of its former climate control systems operations. In March , 1999, Company changed its name to "Rare Medium Group, Inc."

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

The accompanying unaudited consolidated financial statements as of June 30, 1999 include the results of operations and financial position of Rare Medium Group, Inc. ("the Company") on a consolidated basis.

The accompanying unaudited consolidated financial statements as of June 30, 1998 include the results of operations of the Company and its formerly 90% owned partnership with Engelhard Corporation, Fresh Air Solutions ("FAS"). On October 14, 1998, the Company, through its wholly-owned subsidiary, ICC Desiccant Technologies, Inc., completed the sale of a majority of its partnership interests in FAS. ICC Desiccant Technologies, Inc., which was subsequently renamed Investment Holding Company, was the general partner of FAS. In connection with this sale, the unaffiliated investment entity that purchased the partnership interests assumed the liabilities of FAS as general partner, with certain exceptions. As a result of the sale of FAS partnership interests, ICC Desiccant Technologies, Inc. retained, as its sole asset, a 32.4% passive investment limited partnership interest in FAS.

Subsequent to the sale of the FAS partnership interests referred to above, FAS redeemed the 10% limited partnership interest in FAS held by Engelhard Corporation in exchange for the 20% limited partnership interest in Engelhard HexCore, L.P. held by FAS and $1 million in cash. As a result, Investment Holding Company's interest in FAS has been increased to a 36% limited partnership interest. The Company has no future funding responsibilities with respect to FAS and its 36% limited partnership interest has no voting rights, and therefore, is accounting for the remaining investment in FAS under the cost method. Consequently, the results of operations of FAS for the three and six months ended June 30, 1998 are accounted for as discontinued operations. For further information regarding this transaction, refer to the Current Report on Form 8-K filed by the Company on October 29, 1998 as amended on Form 8-K/A filed on November 13, 1998.

(3) Acquisitions

During the three months ended June 30, 1999, the Company completed seven acquisitions, issuing, in private placements, an aggregate of 3,312,672 shares of the Company's common stock and $0.7 million of cash. Certain of the shares issued in connection with these transactions are held in escrow as security for covenants contained in the respective merger agreements. Each of the above transactions has been accounted for under the purchase method of accounting. The purchase prices, which totaled $24.0 million in stock and cash, were allocated to the relative fair values of the net tangible assets, which consisted primarily of cash, accounts receivable, property and equipment, accounts payable, and notes payable. Goodwill of $22.0 million resulting from the transactions is being amortized over a three-year period.


(4) Summary of Significant Accounting Policies

Internal-Use Software

The Company has adopted the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software qualifies as internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has adopted SOP 98-1 effective January 1, 1999. The effect of the adoption of SOP 98-1 was not material.

(5) Going Concern Considerations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The results of operations of the Company and its subsidiaries have been insufficient to cover costs of operations for the three and six months ended June 30, 1999. The Company's continuation as a going concern is dependent on its ability to:

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

At its 1999 Annual Meeting of stockholders scheduled to be held on August 19 1999, the Company's holders of common stock will be asked to approve a measure that would result in the release from escrow of $74.4 million of cash to the Company. Management believes this cash would be sufficient to support the Company's current operations and meet its existing obligations. See "Equity Transactions" below for further information.

(6)  Equity Transactions

THE RARE MEDIUM NOTEHOLDERS. As part of the consideration for the Company's April 15, 1998 acquisition of Rare Medium, Inc., the Company guaranteed a secured promissory note (the "Rare Medium Note") in the original principal amount of $22.2 million, payable to the original shareholders of Rare Medium, Inc. Effective December 31, 1998, the Company, in a private placement of securities, issued an aggregate of 2,951,814 shares of common stock of the Company to certain holders of the Rare Medium Note in exchange for their beneficial interest in $11,773,881 of the original principal amount of the Note and accrued and unpaid interest thereunder through December 31,1998. Pursuant to an exchange agreement between the Company and two employees of the Company effective April 5, 1999, the Company issued an aggregate of 963,052 shares of common stock of the Company to such employees in exchange for their beneficial interest in $3,987,031 of the original principal amount of the Rare Medium Note. The Company recognized approximately $1 million of non-cash interest expense related to the April 5, 1999 conversion to the extent the market value of the stock on the date of conversion exceeded the conversion price. As a result of these transactions, there is a remaining principal balance of $6,439,066 payable under the Rare Medium Note, which bears interest payable semi-annually at the prime rate, and is due in two equal principal installments on April 15, 2000 and April 15, 2001.

THE PRIVATE PLACEMENT OF CONVERTIBLE DEBENTURES AND WARRANTS TO CAPITAL VENTURES INTERNATIONAL. As of January 28, 1999, Capital Ventures International ("CVI") agreed to purchase from the Company in a private placement of securities, in two tranches, convertible debentures with a four-year term in the aggregate principal amount of $6.0 million and five year warrants to purchase an aggregate of 693,642 shares of common stock at an exercise price of $5.27 per share, subject to reset. The first tranche of the transaction closed January 28, 1999, at which time CVI purchased convertible debentures in the aggregate principal amount of $3.5 million and warrants to purchase 404,625 shares of common stock. On June 4, 1999, CVI purchased the remaining convertible debentures in the principal amount of $2.5 million and the remaining 289,017 warrants. Thereafter, CVI converted all $6.0 million convertible debentures and exercised all 693,642 warrants for an aggregate of 1,588,462 shares of our common stock.

THE APOLLO SECURITIES PURCHASE. On June 4, 1999, the Company issued and sold to Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and AIF IV/RRRR LLC (collectively, the "Preferred Stockholders"), for an aggregate purchase price of $87.0 million, 126,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"), 126,000 Series 1-A Warrants (the "Series 1-A Warrants"), 1,916,994 Series 2-A Warrants (the "Series 2-A Warrants"), 744,000 shares of the Company's Series B Preferred Stock (the "Series B Preferred Stock"), 744,000 Series 1-B Warrants (the "Series 1-B Warrants") and 10,345,548 Series 2-B Warrants (the "Series 2-B Warrants"). The Series A Preferred Stock and Series B Preferred Stock accrue dividends at an annual rate of 7.5%. The Series A and Series B Preferred Stock are subject to mandatory redemption on June 30, 1012.

Excluding accrued dividends, the Series A Preferred Stock, Series 1-A Warrants and Series 2-A Warrants (collectively, the "Series A Securities") are presently convertible into, or exercisable for, an aggregate of 5,417,994 shares of common stock. Excluding accrued dividends, the Series B Preferred Stock, Series 1-B Warrants and Series 2-B Warrants (collectively, the "Series B Securities") are presently convertible into, or exercisable for, an aggregate of 31,018,119 shares of non-voting common stock of the Company. The Company currently has no non-voting common stock authorized.

Pursuant to the terms of the securities purchase agreement with the Preferred Stockholders, at the Company's 1999 Annual Meeting of its stockholders scheduled to be held on August 19, 1999, the holders of common stock will be asked to approve the conversion (the "Apollo Conversion") of all of the Series B Preferred Stock, Series 1-B Warrants and Series 2-B Warrants, including such additional Series B Securities that have been issued as dividends, into like amounts of Series A Preferred Stock, Series 1-A Warrants and Series 2-A Warrants, respectively. Pursuant to the terms of the securities purchase agreement with the Preferred Stockholders, the Company deposited $74.4 million of the purchase price into an escrow account to secure the Company's obligation to redeem the Series B Preferred Stock in the event the stockholders fail to approve the Apollo Conversion.

The failure to obtain stockholder approval of the Apollo Conversion would result in the ability of the Preferred Stockholders to have the Series B Preferred Stock redeemed by the Company for the full purchase price of $74.4 million (plus accrued dividends), plus a premium of approximately $7.6 million; certain other changes relating to the decrease in the exercise price of each of the Series 1-A Warrants, Series 2-A Warrants, Series 1-B Warrants and Series 2-B Warrants to $0.01; and the increase in the annual dividend rate of the Series B Preferred Stock from 7.50% to 12.50%.

For further information regarding this transaction, see the Company's Current Report on Form 8-K as filed on June 21, 1999, and the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders as filed with the SEC on July 12, 1999.

(7) Income Taxes

The Company and the former stockholders of Rare Medium, Inc. and other companies subsequently acquired by merger, intend that each of their respective merger agreements shall constitute a tax-free plan of reorganization pursuant to
Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended. As a result of various recent equity transactions and anticipated future transactions, management believes the Company may have undergone or will undergo during 1999 an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforward may be limited.

(8) Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or warrants were exercised or converted into common stock. Basic and dilutive earnings per share were the same for the three and six months ended June 30, 1999 since the effect of all potential dilutive common shares was antidilutive.

(9) Subsequent Events

Subsequent to June 30, 1999, the Company issued an aggregate of $1.85 million in cash and 483,908 shares of its common stock, in private placements, to various selling parties as investments in or consideration toward the acquisition of four businesses.
                                       8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As a result of the Company's disposition of its non-Internet related businesses during 1998, the results of operations of FAS for the three and six months ended June 30, 1998 are accounted for as discontinued operations. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations will focus on its Internet-related businesses, and operations for the six months ended June 30, 1999 will be compared with the operating results of the Company for 1998 on a pro forma basis, including the operating results of Rare Medium, Inc. for the three months ended March 31, 1998. (Rare Medium, Inc. was actually purchased by the Company in April, 1998). For information related to the operations of FAS during the first and second quarter of 1998, refer to the Company's form 10-Q filed for the quarter ended June 30, 1998.

Safe Harbor for Forward-Looking Statements

     THIS QUARTERLY REPORT, INCLUDING THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S CAPITAL NEEDS, BUSINESS STRATEGY, THE LISTING OF ITS COMMON STOCK ON THE NASDAQ NATIONAL MARKET, YEAR 2000 COMPLIANCE, EXPECTATIONS AND INTENTIONS. THE WORDS "BELIEVE," "ANTICIPATE," "EXPECT," "ESTIMATE," "INTEND," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTIES, AND THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE COMPANY'S LIMITED OPERATING HISTORY; ABILITY TO COMPLETE FINANCING; COMPETITION; LOW BARRIERS TO ENTRY; RELIANCE ON STRATEGIC RELATIONSHIPS; RAPID TECHNOLOGICAL CHANGES; INABILITY TO COMPLETE TRANSACTION ON FAVORABLE TERMS; AND THOSE FACTORS DESCRIBED ELSEWHERE IN THIS QUARTERLY REPORT AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE COMMISSION.

Overview

     Rare Medium Group Inc. is in the business of providing the tools to enable paradigm-shifting ideas and build the next generation of Internet companies by leveraging its award winning Internet solutions arm, Rare Medium, Inc., its capital and its vast network of on-line relationships. The Company conducts its operations primarily through its subsidiaries that are organized as two related lines of business: the Internet solutions business of Rare Medium, Inc., and the ventures/incubator business. The Company is headquartered in New York, and employs over 300 professional employees in offices throughout the United States and Canada.

Internet Solutions
------------------
Through its wholly owned subsidiary, Rare Medium, Inc., headquartered in Dallas, the Company is a leading provider of Internet solutions, offering Fortune 1000 companies and others its services to develop e-commerce Internet strategies, improve business processes, and develop marketing communications, branding, strategies, and interactive content using Internet-based technologies and solutions. The Company's clients have included Microsoft, The New York Times, Epson, General Mills, DirectWeb, Neiman Marcus, Pfizer, Hotel Reservation Network, and the Federal Reserve Bank, among other leading companies. The Company is integrating the operations of its acquisitions under the Rare Medium brand name while achieving economies of marketing, purchasing, and operations, and simultaneously leveraging relationships with various clients that existed prior to the acquisitions.

Ventures/Incubator Business
---------------------------
The Company has broadened its initial Internet solutions-based strategy, and with the recently completed investment by Apollo (see Note 6 of Financial Statements for details), the Company is now positioned to leverage its knowledge of the Internet and its existing development platform. The Company intends to use its knowledge to incubate new Internet companies emerging from Silicon Alley in New York, the Digital Coast in Los Angeles, Dallas, Atlanta, Detroit, Toronto and San Francisco -- all cities where the Company currently has a presence -- as well as in Silicon Valley and other areas. Under this strategy, the Company offers access to: capital; technical expertise and execution; and administrative, legal and financial professional services. Rare Medium Group's incubator companies currently include:

     o (a) www.liveuniverse.com, a "Micro-Portal Enabler" with over 60,000 web sites in its network. Live Universe's strategy is to offer the most comprehensive suite of top quality free e-services for web masters on the Internet. The services will include community tools such as chat and message boards, e-commerce services such as auctions and catalogs, and entertaining content such as games, polls, news feeds and more.

     o (b) www.changemusic.com, which plans to participate in the emerging music revolution, changing the way music is made, promoted, distributed, and consumed. Dedicated to serving bands, record labels and music fans, ChangeMusic.com Network blends the MP3 model of free digitized music with emerging secure transaction systems, enabling bands to maximize their exposure and generate revenue. The network has an estimated 2.4 million monthly visits, making it one of the leading MP3 sites in terms of traffic.

     o (c) www.iface.com, a "VoIP" company, is "Voice Enabling"' the Internet. iFace.com develops and implements communication solutions for telecommunication service, computer telephony providers and Internet companies. iFace.com technology includes traditional telecom switching applications, Voice over the Internet (VoIP), Fax over the Internet (FoIP), integrated circuit-to-packet switching with real-time billing, as well as data and ATM networking technologies.


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenue

Revenue for the three months ended June 30, 1999 was $5.2 million, an increase of $4.1 million or 408% over the three months ended June 30, 1998. The increase is the result of both organic growth and acquisitions, which have facilitated increases in both the number and relative size of client engagements. All of the acquired Internet solutions companies' operations have been or are being integrated into the existing operations of Rare Medium, Inc.

During the quarter, the Company dedicated otherwise billable resources to development work for iFace, LiveUniverse and other development stage projects as part of its strategy to incubate early stage Internet companies. This practice is expected to continue in future periods, and while it may have a negative impact on short term revenue growth, the Company believes this development work will have a positive impact in the long term by accelerating the growth of the development stage projects. However, there can be no assurance that these projects will be successful.

Our Internet solutions clients generally retain us on a project by project basis, rather than under long-term contracts. As a result, a client may or may not engage us for further services once a project is completed. Establishment and development of relationships with additional companies and other corporate users of information technology is an important component of our success. The absence of long-term contracts and the need for new clients create an uncertain revenue stream. A client which accounts for a significant portion of our revenues in a given period may not generate a similar amount of revenues, if any, in subsequent periods.

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

Compensation Expense

Compensation expense for the three months ended June 30, 1999 increased $4.7 million or 353% to $6.1 million from the same period in the prior year. The increase is due primarily to additional personnel in the acquired companies; to the Company's continued investment in building infrastructure to support the anticipated long term growth of the Company; and to a $1.5 million bonus paid in June, 1999. The Company expects compensation expenses to increase on an absolute dollar basis as the Company hires additional personnel and incurs additional costs related to the anticipated growth of its business and its operations as a public company. The Company also expects to hire additional personnel and increase its spending for marketing and other infrastructure needs.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 1999 was $2.8 million. This was an increase of $1.7 million or 138% over the three months ended June 30, 1998. The increase is principally a result of the substantial increase in personnel and number of facilities as the Company expanded into new markets in Toronto, Dallas, San Francisco, and Atlanta.

Sales and Marketing Expense

Sales and marketing expense for the three months ended June 30, 1999 were $0.6 million, which is an increase of almost $0.6 million over the three months ended June 30, 1998. The increase is primarily the result of implementation of a national marketing program to build the "Rare Medium" brand. The expense was primarily the result of an advertising campaign for Rare Medium, Inc. during the three months ended June 30, 1999. We expect sales and marketing expenses to increase as the Company continues to build brand awareness.

Amortization of Intangible Assets

Intangible assets consist of goodwill and deferred financing and acquisition costs. For the three months ended June 30, the 40% increase in amortization of intangible assets resulted primarily from the Company's acquisitions of two businesses in the third quarter of 1998, of one business during the first quarter of 1999, and of four businesses during the second quarter of 1999. The Company anticipates that expenses related to the amortization of intangible assets will increase in future periods as it continues to acquire additional Internet solutions firms, as well as other Internet related businesses.

Interest Income (Expense), Net

Interest expense net of interest income for the three months ended June 30, 1999 includes $0.1 million of interest expense related to the Rare Medium Note, $1.0 million of non-cash interest expense related to the conversion of a portion of the Rare Medium Note by certain holders to common stock, and $0.5 million related to the CVI convertible debentures. The interest expense related to the Rare Medium Note represents the accrued interest on the Company's note payable to the original Rare Medium, Inc. stockholders, payable in a combination of cash or common stock of the Company, at the Company's election, subject to some restrictions. The CVI expense includes non-cash charges of $0.1 million of accrued interest and $0.4 million for the amortization of the debt discount and the beneficial conversion feature. As a result of the conversion of all of the CVI convertible debentures into common stock as of June 4, 1999, no interest or amortization charges will accrue after that date.

Net Loss

For the three months ended June 30, 1999, the Company recorded a loss of $4.4 million, excluding $5.7 million in amortization and depreciation, and $1.5 million in net interest expense. Including these charges, the net loss was $11.5 million. The loss was primarily due to the factors described in "Compensation Expense", "General and Administrative Expense," and "Sales and Marketing Expense."

Included in net loss attributable to common shareholders of $42.6 million were $31.1 million of non-cash dividends related to issuance of the Series A and Series B Preferred Stock. These dividends included a $29.9 million one-time, non-cash deemed dividend resulting from the difference between the market price of the Company's common stock and the conversion price of the Series A and Series B Preferred Stock on the date of issuance of the Series A and Series B Preferred Stock. In addition to this non-cash deemed dividend, non-cash dividends were accrued related to the in-kind dividends payable quarterly on the Series A and Series B Preferred Stock, and to the accretion of the $29.9 million carrying amount of the Series A and Series B Preferred Stock up to their $87.0 million face redemption amount over a period of 13 years.

Although we have experienced revenue growth, this growth may not be sustainable or indicative of future operating results. In addition, we have incurred substantial costs to expand and integrate our operations and we intend to continue to invest heavily in acquisitions, infrastructure and marketing. Our ongoing integration costs will include the combination of the financial, information and communications systems of the various companies that we have acquired and expect to acquire. Our ongoing expansion costs will include the leasing of additional office space and the purchase and leasing of new computer and communications equipment. As a result of these and other costs, we may continue to incur operating losses.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Below is a table comparing the Internet operations of the Company on a pro forma basis. The amounts shown for the six months ended June 30, 1999 include the operations of the Company as they are currently reported. The amounts shown for the six months ended June 30, 1998 include operations of the Company as they are currently reported for the six months ended June 30, 1998, combined with the pro forma results of operations of Rare Medium, Inc. for the three months ended March 31, 1998. The results of operations of FAS have been condensed as a single net loss included in "Other Income/(Expense)".

                  Unaudited Condensed Statements of Operations

                                                                         Six Months Ended June 30,
                                                                 ----------------------------------------
                                                                 1999 (Actual)           1998 (Pro Forma)
                                                                 -------------           ----------------
Revenue                                                          $  7,743,883              $  2,056,622
Expenses:
     Compensation expense                                           8,680,828                 2,342,962
     Sales and marketing expense                                      655,176                    65,312
     General and administrative expense                             4,434,250                 1,726,496
     Depreciation and amortization                                 10,164,125                 4,105,200
                                                                 ------------              ------------
Total expenses                                                     23,934,379                 8,239,970
                                                                 ------------              ------------


Loss from operations                                              (16,190,496)               (6,183,348)

Interest expense, net                                              (2,202,634)                 (371,476)
Equity interest in net loss of investments                               --                    (133,450)
                                                                 ------------              ------------
Loss before discontinued operation                                (18,393,130)               (6,688,274)

Discontinued operation:
     Loss from discontinued operation                                    --                  (2,897,826)
     Gain on restructuring of Engelhard/ICC                              --                  24,256,769
                                                                 ------------              ------------
Income from discontinued operation                                       --                  21,358,943
                                                                 ------------              ------------
Net income (loss)                                                 (18,393,130)               14,670,669

Deemed dividend attributable to issuance of
     convertible preferred stock                                  (29,879,155)                     --
Cumulative dividends and accretion of convertible
     preferred stock to liquidation value                          (1,191,997)                     --
                                                                 ------------              ------------
Net income (loss) attributable to
     common stockholders                                         $(49,464,282)             $ 14,670,669
                                                                 ============              ============

Revenue

Revenue for the six months ended June 30, 1999 was $7.7 million, an increase of $5.7 million or 277% over the six months ended June 30, 1998. The increase is the result of both organic growth and acquisitions, which have facilitated increases in both the number and relative size of client engagements. All of the acquired Internet Solutions companies' operations have been or are being integrated into the existing operations of Rare Medium, Inc.

Compensation Expense

Compensation expense for the six months ended June 30, 1999 increased $6.3 million or 270% to $8.7 million from the same period in the prior year. The increase is due primarily to additional personnel in the acquired companies; to the Company's continued investment in building infrastructure to support the anticipated long term growth of the Company; and to a $1.5 million bonus paid in June, 1999. During this period, the Company also hired a President and senior operations managers for its major offices in New York and Los Angeles for its Rare Medium, Inc. subsidiary. The Company expects compensation expenses to increase on an absolute dollar basis as the Company hires additional personnel and incurs additional costs related to the anticipated growth of its business and its operations as a public company. The Company also expects to hire additional personnel and increase its spending for marketing and other infrastructure needs.

Sales and Marketing Expense

Sales and marketing expense for the six months ended June 30, 1999 were $0.7 million, which is an increase of almost $0.6 million or 903% over the six months ended June 30, 1998. The increase is primarily the result of implementation of a national marketing program to build the "Rare Medium" brand. The expense was primarily the result of an advertising campaign for Rare Medium, Inc. during the six months ended June 30, 1999. We expect sales and marketing expenses to increase as the Company continues to build brand awareness.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 1999 was $4.4 million. This was an increase of $2.9 million or 200% over the six months ended June 30, 1998. The increase is principally a result of the substantial increase in personnel and number of facilities as the Company expanded into new markets in Toronto, Dallas, San Francisco, and Atlanta.

Amortization of Intangible Assets

Intangible assets consist of goodwill and deferred financing and acquisition costs. For the six months ended June 30, the 139% increase in amortization of intangible assets resulted primarily from the Company's acquisitions of Rare Medium, Inc. in the second quarter of 1998, of two businesses in the third quarter of 1998, of one business during the first quarter of 1999, and of four businesses during the second quarter of 1999. The Company anticipates that expenses related to the amortization of intangible assets will increase in future periods as it continues to acquire additional Internet professional service firms, as well as other Internet related businesses.

Interest Income (Expense), Net

Interest expense net of interest income for the six months ended June 30, 1999 includes $0.4 million of interest expense related to the Rare Medium Note, $1.0 million of interest expense related to the conversion of a portion of the Rare Medium Note by certain holders to common stock, and $1.1 million related to the CVI convertible debentures. The interest expense related to the Rare Medium Note represents the accrued interest on the Company's note payable to the original Rare Medium, Inc. stockholders, payable in a combination of cash or common stock of the Company, at the Company's election, subject to some restrictions. The CVI expense includes $0.1 million of accrued interest and $1.0 million for the amortization of the debt discount and the beneficial conversion feature.

Net Loss

For the six months ended June 30, 1999, the Company recorded a net loss of $6.0 million, excluding $10.2 million in amortization and depreciation, and $2.2 million in net interest expense. Including these charges, the net loss was $18.4 million. The loss was primarily due to the factors described in "Compensation Expense", "General and Administrative Expense," and "Sales and Marketing Expense."

Included in net loss attributable to common shareholders of $49.4 million were $31.1 million of non-cash deemed dividends related to issuance of the Series A and Series B Preferred Stock. These dividends included a one-time non-cash deemed dividend resulting from the difference between the market price of the Company's common stock and the conversion price of the Series A and Series B Preferred Stock on the date of issuance of the Series A and Series B Preferred Stock. In addition to this non-cash deemed dividend, dividends were accrued related to the in-kind dividends payable quarterly on the Series A and Series B Preferred Stock, and to the accretion of the $29.9 million carrying amount of the Series A and Series B Preferred Stock up to their $87.0 million face redemption amount over 13 years.

Liquidity and Capital Resources

The Company had $12.5 million in cash and equivalents at June 30, 1999. In addition to this amount, $74.4 million was held in escrow pending approval by the shareholders of the Apollo Conversion, which is discussed below. This amount represents the gross proceeds from the issuance of Series B Preferred Stock and related warrants.

Cash used in operating activities was $8.4 million for the six months ended June 30, 1999 and resulted primarily from the net loss of $18.4 million, offset by non-cash charges of $12.4 million (which consists of amortization of intangible assets, depreciation and amortization of fixed assets and leasehold improvements, amortization of certain financing costs, and non-cash interest charges).

Cash used in investing activities was $0.4 million for the six months ended
June 30, 1999, which primarily consists of capital expenditures of $1.3 million offset by $0.9 million net cash acquired in acquisitions. Capital expenditures have generally been comprised of purchases of computer hardware and software, as well as leasehold improvements related to leased facilities, and are expected to increase in future periods.

Cash provided by financing activities was $94.8 million for the six months ending June 30, 1999. This consisted primarily of issuance of a $6.0 million convertible debenture to CVI (which was subsequently converted into common stock), $83.0 million of net proceeds from the issuance of the Series A Securities and Series B Securities as discussed below, and the exercise of warrants and options that yielded $6.4 million to the Company.

THE RARE MEDIUM NOTEHOLDERS. Pursuant to an exchange agreement between the Company and two employees of the Company, effective April 5, 1999, the Company issued an aggregate of 963,052 shares of common stock of the Company to such employees in exchange for their beneficial interest in $3,987,031 of the original principal amount of the Rare Medium Note. The Company recognized approximately $1 million of non-cash interest expense related to the April 5, 1999 conversion to the extent the market value of the stock on the date of conversion exceeded the conversion price. As a result of these transactions, there is a remaining principal balance of $6,439,066 payable under the Rare Medium Note, which bears interest payable semi-annually at the prime rate, and is due in two equal principal installments on April 15, 2000 and April 15, 2001.

THE APOLLO SECURITIES PURCHASE. On June 4, 1999, the Company issued and sold to the Preferred Stockholders, for an aggregate purchase price of $87.0 million, the Series A Securities and Series B Securities. Excluding accrued dividends, the Series A Securities are presently convertible into, or exercisable for, an aggregate of 5,417,994 shares of Common Stock, representing, as of June 4, 1999 and after giving effect to the issuance of the Series A Securities, approximately 12.5% of the Company's outstanding Common Stock. Excluding accrued dividends, the Series B Securities are presently convertible into, or exercisable for, an aggregate of 31,018,119 shares of non-voting common stock of the Company. The Company currently has no non-voting common stock authorized.

Pursuant to the terms of the securities purchase agreement with the Preferred Stockholders, at the Company's 1999 Annual Meeting of its stockholders scheduled to be held on August 19, 1999, the holders of common stock will be asked to approve the Apollo Conversion. Pursuant to the terms of the securities purchase agreement with the Preferred Stockholders, the Company deposited $74.4 million of the purchase price into an escrow account to secure the Company's obligation to redeem the Series B Preferred Stock in the event the Stockholders fail to approve the Apollo Conversion. Management believes that the release of the $74.4 million in escrow would provide the Company with sufficient cash to support the Company's current operations and meet its existing obligations.

The failure to obtain Stockholder approval of the Apollo Conversion prior to October 2, 1999 would result, in addition to the NASDAQ listing implications described below, in certain negative consequences to the Company and the holders of the common stock, including (i) the ability of the Preferred Stockholders to have all of the Series B Preferred Stock redeemed by the Company for the full purchase price of $74,400,000 (plus accrued dividends), plus a premium of approximately $7,600,000 for which there can be no assurance that the Company would have sufficient funds available to it necessary to pay such premium and, consequently, the Company may be required to obtain such funds through alternative financing sources; (ii) the decrease in the exercise price of each of the Series 1-A Warrants, Series 2-A Warrants, Series 1-B Warrants and Series 2-B Warrants to $0.01; (iii) the increase in the annual dividend rate of the Series B Preferred Stock from 7.50% to 12.50%, resulting in an increase in the amount of dividends on the Series B Preferred Stock equal to at least $3,720,000 annually; and (iv) if the stockholders fail to approve a new class of Non-Voting Common Stock, and if any holder of Series B Securities elects to convert such shares into, or exercise such warrants for, Non-Voting Common Stock, then the Company will be unable to issue such Non-Voting Common Stock at such time and will be required to use its reasonable efforts to deliver to such holder, upon the surrender of such holder's Series B Securities, securities, cash or other property that would provide such holder with the economic equivalent of a conversion or exercise of such securities into or for, and an immediate sale of, Non-Voting Common Stock.

In addition, if the Preferred Stockholders elect to have all of their Series B Preferred Stock redeemed as described above, then the Company will have limited funds available with which to continue to finance its operations and will be forced to seek additional and alternative financing. There can be no assurance that any such additional or alternative financing will be available or that, if available, such additional or alternative financing could be obtained with terms and conditions that are as favorable to the Company as the Series A Securities and Series B Securities. If the Apollo Conversion is not approved, to the extent we have to use cash consideration for acquisitions in the future, we may need to obtain additional financing.

For further information regarding this transaction, see the Company's Current Report on Form 8-K as filed on June 21, 1999, and the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders as filed with the SEC on July 12, 1999.

NASDAQ NATIONAL MARKET LISTING. In order to comply with the NASDAQ National Market listing standards, the Company is required to consummate the equity transaction with the Preferred Stockholders and hold its annual meeting of stockholders on or by September 15, 1999. The Company consummated the equity transaction on June 4, 1999, subject to seeking stockholder approval of the Apollo Conversion. In the event that the Stockholders approve the Apollo Conversion at the Annual Meeting of Stockholders scheduled to be held on August 19, 1999, the Company will have satisfied the requirements for continued listing on the National Market imposed by NASDAQ. If, however, the stockholders do not approve the Apollo Conversion, and the holders of the Series B Securities elect to have all of their Series B Preferred Stock redeemed by the Company, NASDAQ may consider to list the Company on the NASDAQ Small Cap Market or determine to delist the Company. Further, if the Apollo Conversion is not approved and the Preferred Stockholders elect to convert or exercise their Series B Securities into Non-Voting Common Stock pursuant to the terms of the Series B Securities in lieu of redemption upon such disapproval, and the Company is unable to issue Non-Voting Common Stock because the stockholders have not approved the creation of such class of securities at the Annual Meeting, such event may also result in NASDAQ considering to list the Company on the NASDAQ Small Cap Market or determining to delist the Company. In the event that the Company is unable to maintain its listing on the NASDAQ National Market, it currently meets the standards for, and would seek to apply for, listing on the NASDAQ Small Cap Market. There can be no assurance, however, that such an application would be approved.

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

The Company has appointed a Year 2000 Task Force to perform an assessment of the Company's readiness for Year 2000. This assessment includes quality assurance testing of our internally developed software and applications; quality assurance testing of our overall information technology systems; contacting third-party vendors and licensors of material software and services that are both directly and indirectly related to the delivery of our products and services; assessing our repair and replacement requirements; and creating contingency plans in the event of Year 2000 failures.

We performed an initial Year 2000 simulation on our applications and systems during the second quarter of 1999 to test system readiness, and found no relevant failures. We will be completing the simulation tests during the third quarter of 1999. We have been informed by our material software component vendors and our Internet service provider that the products we use are currently Year 2000 compliant. We purchased all of our software and hardware within the past two years, and therefore we do not have legacy systems that have been historically identified to have Year 2000 issues. We are applying all known vendor patches for relevant software to come to compliance with vendor defined Year 2000 standards.

To date we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. Based on our assessment to date, we do not anticipate that costs associated with remediating our non-compliant systems will be material. We expect that our existing employees or consultants will perform any significant work pertaining to Year 2000 compliance.

We are not currently aware of any Year 2000 compliance problems relating to our applications or our systems that would have a material adverse effect on our business, results of operations or financial condition. However, we may discover Year 2000 compliance problems in our technology that will require substantial revisions. In addition, we may need to revise or replace third party software, hardware or services incorporated into our applications and systems, all of which could be time consuming and expensive. If we fail to fix our technology or to fix or replace third party software, hardware or services on a timely basis, the result could be lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our applications and systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. In addition, we cannot be sure that governmental agencies, utility companies, Internet access companies, third party service providers and others outside our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systematic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our products and services to our customers, decrease the use of the Internet or prevent users from accessing the websites of companies with whom we have entered into business alliances, which could have a material adverse effect on our business, results of operations and financial condition.

We are in the process of developing contingency plans in case of Year 2000 disruptions. We will take into account the results of our Year 2000 simulation testing and the responses received from third party vendors and service providers in determining the nature and extent of any contingency plans. We believe that we will complete our system tests in September, 1999, and our contingency plans in October, 1999.

Based on our assessment completed to date, we believe that the reasonably likely worst case scenario with respect to Year 2000 issues could be:

     - portions of client applications may be down while programmers fix our systems or the systems of ISPs or other third parties;

     - temporary data loss could occur while backup copies of data are retrieved from tape;

     - lengthy outages could occur while programmers work to repair or restore corrupted or missing database files; and

     - our internal corporate, billing and accounting systems may be down while programmers fix our system.

Although these events could have an adverse effect on our business in the short term, we do not believe that Year 2000 issues will materially and adversely affect our business, results of operations or financial condition over the long term. While we will have system engineers on-site over the Year 2000 date change, we can give no assurance that all expectations will be realized.

Item 3 Market Risk Exposure

The financial position of the Company is subject to market risk associated with interest rate movements on outstanding debt. The Company has debt obligations with both fixed and variable terms. The carrying value of the Company's variable rate debt obligations approximates fair value as the market rate is based on prime. A 10 percent increase in the underlying interest rates would result in an annual increase of interest expense of less than $60,000.

Part II

Other Information

Item 1. Legal Proceedings

Currently, the Company is not engaged in any material lawsuits.

Item 2. Changes in Securities.

THE RARE MEDIUM NOTEHOLDERS. Pursuant to an exchange agreement between the Company and two employees of the Company effective April 5, 1999, the Company issued an aggregate of 963,052 shares of common stock of the Company to such employees who were holders of the Rare Medium Note in exchange for their beneficial interest in $3,987,031 of the original principal amount of the Rare Medium Note.

THE PRIVATE PLACEMENT OF CONVERTIBLE DEBENTURES AND WARRANTS TO CAPITAL VENTURES INTERNATIONAL. On June 4, 1999, pursuant to the terms of the securities purchase agreement with CVI, CVI purchased, in a private placement, convertible debentures of the Company in the principal amount of $2.5 million and 289,017 warrants. Thereafter, CVI converted the entire $6.0 million of convertible debentures and exercised all 693,642 warrants held by them for an aggregate of 1,588,462 shares of our common stock. Such shares represented approximately 4.4% of our outstanding common stock on June 4, 1999.

THE APOLLO SECURITIES PURCHASE. On June 4, 1999, pursuant to the securities purchase agreement with the Preferred Stockholders, the Company issued and sold, in a private placement, and the Preferred Stockholders purchased, for an aggregate purchase price of $87.0 million, 126,000 shares of the Series A Preferred Stock, 126,000 Series 1-A Warrants, 1,916,994 Series 2-A Warrants, 744,000 shares of the Company's Series B Preferred Stock, 744,000 Series 1-B Warrants and 10,345,548 Series 2-B Warrants.

Excluding accrued dividends, the Series A Securities are presently convertible into, or exercisable for, an aggregate of 5,417,994 shares of Common Stock, representing, as of June 4, 1999 and after giving effect to the issuance of the Series A Securities, approximately 12.5% of the Company's outstanding Common Stock. Excluding accrued dividends, the Series B Securities are presently convertible into, or exercisable for, an aggregate of 31,018,119 shares of non-voting common stock of the Company. The Company currently has no non-voting common stock authorized.

The 126,000 Series 1-A Warrants issued with the Series A Preferred Stock and the 744,000 Series 1-B Warrants issued with the Series B Preferred Stock are currently exercisable for 1,701,000 shares of Common Stock and 10,044,000 shares of Non-Voting Common Stock, respectively, at a variable exercise price ranging from $0.01 to $4.20 per share, based on the then current market price of the common stock.

The 1,916,994 Series 2-A Warrants and the 10,345,548 Series 2-B Warrants are currently exercisable for 1,916,994 shares of Common Stock and 10,345,548 shares of Non-Voting Common Stock, respectively, at an initial exercise price of $7.00 per share subject to adjustments for anti-dilution events. All of the Warrants may be exercised on a cashless exercise basis.

Pursuant to the terms of the securities purchase agreement with the Preferred Stockholders, at the Company's 1999 Annual Meeting of its stockholders scheduled to be held on August 19, 1999, the holders of Common Stock will be asked to approve the Apollo Conversion that, at the issuance date of June 4, 1999, and assuming conversion (along with the Series A Securities previously issued to the Preferred Stockholders), represented approximately 22.1% of the voting power of the Company's outstanding securities, after giving effect to such conversion, and were convertible into, or exercisable for, approximately 39.5% of the Company's outstanding common stock, computed on a fully diluted basis using the treasury stock method after giving effect to such conversion and the subsequent full conversion and exercise of all such Series A Securities into or for common stock. The Company has deposited $74.4 million of the purchase price into an escrow account to secure the Company's obligation to redeem the Series B Preferred Stock in the event the Stockholders fail to approve the Apollo Conversion.

The Series A Preferred Stock and the Series B Preferred Stock will rank senior (with respect to dividends and liquidation payments) to the common stock and any future preferred stock of the Company. In addition to other rights, the Series A Preferred Stock and Series B Preferred Stock are subject to mandatory and optional redemption. The holders of the Series A Preferred Stock are entitled to vote on all matters presented to the holders of the Common Stock. The Series B Preferred Stock has no voting rights.

For further information regarding the rights of the Series A Securities and Series B Securities and this transaction, see the Company's Current Report on Form 8-K as filed on June 21, 1999, and the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders as filed with the SEC on July 12, 1999.

Acquisitions. During the three months ended June 30, 1999, the Company issued an aggregate of 3,312,672 shares of its common stock, in private placements, to various selling parties as consideration (or partial consideration) toward the acquisition of all or substantially all of seven businesses.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On June 29, 1999, the Company issued 445,470 shares of common stock in a private placement as consideration for the acquisition of GlobalLink Communications, Inc., a Michigan corporation d/b/a GlobalLink New Media. GlobalLink, located in Detroit, is one of the largest web development firms in Michigan, having provided Internet development and strategy services to leading companies worldwide, including General Motors, Dana Corporation, Whirlpool, Munder Capital Management, Kmart, and Slinky Toys.

The former shareholders of GlobalLink have pledged 111,370 of their 445,470 shares to the Company as security for certain obligations and warranties of the former shareholders under the GlobalLink Stock Purchase Agreement. Included in these obligations are warranties with regard to minimum net worth as of June 29, 1999, and revenue for the specified period that formed the basis of the purchase price. Shares not subject to claim by the Company will be released eighteen months from the closing date.

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

          3.3 Amendment to Articles of Incorporation, changing name to Rare Medium Group, Inc., filed with the Secretary of State of the State of Delaware on March 17, 1999 was filed as Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 1998 and is hereby incorporated herein by reference.

          4.1 Certificate of Designation, Series A Convertible Preferred Stock, was filed as Exhibit 4.1 to the Company's Form 8-K filed on June 21, 1999 and is hereby incorporated herein by reference.

          4.2 Certificate of Designation, Series B Preferred Stock, was filed as Exhibit 4.2 to the Company's Form 8-K filed on June 21, 1999 and is hereby incorporated herein by reference.

          4.3 Form of Series 1-A Warrant, was filed as Exhibit 4.3 to the Company's Form 8-K filed on June 21, 1999 and is hereby incorporated herein by reference.

          4.4 Form of Series 1-B Warrant, was filed as Exhibit 4.4 to the Company's Form 8-K filed on June 21, 1999 and is hereby incorporated herein by reference.

          4.5 Form of Series 2-A Warrant, was filed as Exhibit 4.5 to the Company's Form 8-K filed on June 21, 1999 and is hereby incorporated herein by reference.

          4.6 Form of Series 2-B Warrant, was filed as Exhibit 4.6 to the Company's Form 8-K filed on June 21, 1999 and is hereby incorporated herein by reference.

          4.7 Form of Convertible Term Debenture dated as of January 28, 1999 was filed as Exhibit "A" to the CVI Securities Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

          4.8 Form of Stock Purchase Warrant of ICC Technologies, Inc. dated as of January 28, 1999 was filed as Exhibit "B" to the CVI Securities Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

         10.1 Amended and Restated Securities Purchase Agreement, dated as of June 4, 1999, among Rare Medium Group, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and AIF IV/RRRR LLC, was filed as Exhibit 10.1 to the Company's Form 8-K filed on June 21, 1999 and is hereby incorporated herein by reference.

         10.2 Pledge, Escrow and Disbursement Agreement, dated as of June 4, 1999, among Rare Medium Group, Inc., Apollo Investment Fund IV, L.P. and The Chase Manhattan Bank, was filed as Exhibit 10.2 to the Company's Form 8-K filed on June 21, 1999 and is hereby incorporated herein by reference.

         10.3 Securities Purchase Agreement, dated as of January 28, 1999, by and among ICC Technologies, Inc. and Capital Ventures International ("CVI Securities Purchase Agreement") and Exhibits thereto were filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999 and is hereby incorporated herein by reference.

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

         10.6 Agreement and Plan of Merger, dated as of May 5, 1999, among Rare Medium Group, Inc. Rare Medium Atlanta, Inc., Struthers Martin, Inc., and Certain Shareholders of Struthers Martin, Inc. Named therein, was filed as Exhibit 10 to the Company's Form 8-K dated May 17, 1999, and is hereby incorporated herein by reference.


         27    Financial Data Schedule

     (b) The following reports on Form 8-K have been filed with the Securities and Exchange Commission.

     Form 8-K filed April 29, 1999 related to the acquisition of Big Hand, Inc. and its wholly-owned subsidiary Circumstances, Inc.

     Form 8-K filed May 28, 1999 related to the acquisition of Struthers-Martin, Inc.

     Form 8-K filed June 21, 1999 related to the purchase of Preferred Stock and Warrants by the Apollo group.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 1999                       BY: /s/ Glenn S. Meyers
                                                -----------------------
                                                Glenn S. Meyers
                                                Chairman,
                                                President and CEO


Date: August 16, 1999                       BY: /s/ John S. Gross
                                                -----------------------
                                                John S. Gross
                                                Senior Vice President
                                                Chief Financial Officer