Form 10-Q
period 1999-09-30
RARE MEDIUM GROUP INC
filed 1999-11-12
CIK 756502

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                         ENDED SEPTEMBER 30, 1999,

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

                              565 FIFTH AVENUE
                          NEW YORK, NEW YORK 10017
            ---------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                               (212) 883-6940
            ----------------------------------------------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

             Common Stock, par value $.01 per share 41,703,585
                 shares outstanding as of November 8, 1999.






                          RARE MEDIUM GROUP, INC.

                                   Index

                                                                     [PAGE]
PART I  FINANCIAL INFORMATION

Item 1  Financial Statements                                           1

Consolidated Balance Sheets at September 30, 1999
  (Unaudited) and December 31, 1998                                    1

Unaudited Consolidated Statements of Operations - Three and
   Nine months ended September 30, 1999 and 1998 (Unaudited)           2

Unaudited Consolidated Statements of Cash Flows - Nine
   months ended December 30, 1999 and 1998 (Unaudited)                 3

Notes to Unaudited Consolidated Financial Statements                   4

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            7

Item 3  Market Risk Exposure                                          15


PART II OTHER INFORMATION

Item 1  Legal Proceedings                                             16

Item 2  Changes in Securities                                         16

Item 3  Defaults Upon Senior Securities                               17

Item 4  Submission of Matters to Vote of Security Holders             17

Item 5  Other Information                                             17

Item 6  Exhibits and Reports on Form 8-K                              17


SIGNATURES






Part I  Financial Information

Item 1. Financial Statements

                          RARE MEDIUM GROUP, INC.
                        Consolidated Balance Sheets


                                                                September 30,        December 31,
                                                                   1999                  1998
                                                                -------------        ------------
                                                                 (Unaudited)
     ASSETS
     Current assets:
       Cash and cash equivalents                                 $59,373,542           $  917,978
       Accounts receivable, net                                    7,296,630            1,184,182
       Work in process                                             3,125,002              251,718
       Prepaid expenses and other current assets                   2,621,532              443,526
                                                                  ----------          -----------
     Total current assets                                         72,416,706            2,797,404


     Property, plant and equipment, net                            7,839,516            1,918,273
     Investments in affiliates                                    14,550,901                    -
     Intangibles, net                                             57,720,459           39,899,170
     Other assets                                                  1,197,912              128,275
                                                                ------------          -----------
     Total assets                                               $153,725,494          $44,743,122
                                                                ============          ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                                          $ 5,115,569          $ 1,634,889
       Accrued liabilities                                         4,086,135            1,912,364
       Deferred revenue                                              605,730              308,898
       Current portion of notes payable - related parties          2,990,285
       Current portion of notes payable                              854,159              129,525
                                                                 -----------          -----------
    Total current liabilities                                     13,651,878            3,985,676

    Notes payable - related parties                                2,990,285           10,591,526
    Other noncurrent liabilities                                     183,658              344,210
                                                                 -----------          -----------
    Total liabilities                                             16,825,821           14,921,412
                                                                 -----------          -----------

    Series A Convertible Preferred stock, $.01 par value,
       net of unamortized discount of $55,668,678                 34,553,354                    -
                                                                 -----------          -----------

    Stockholders' equity:
        Preferred stock, $.01 par value, authorized 10,000,000
          shares, issued 902 shares at September 30, 1999               -                     -
        Common stock, $.01 par value, authorized 200,000,000
          shares, issued 40,359,067 shares at September 30, 1999
          and 30,696,828 shares at December 31, 1998                407,588               306,968
       Additional paid-in capital                               216,261,555            84,720,304
       Note receivable from shareholder                            (230,467)             (230,467)
       Accumulated deficit                                     (113,920,927)          (54,803,665)
       Treasury stock, at cost, 66,227 shares                      (171,430)             (171,430)
                                                                ------------          -----------
   Total stockholders' equity                                   102,346,319            29,821,710
                                                                ------------          -----------
   Total liabilities and stockholders' equity                  $153,725,494          $ 44,743,122


See accompanying notes to unaudited consolidated financial statements



                         RARE MEDIUM GROUP, INC.
              Unaudited Consolidated Statements of Operations



                                                  Three months ended     September 30,     Nine months ended       September 30,
                                                        1999                 1998                 1999                  1998
                                                  ------------------     ------------      -----------------       -------------
Revenue                                              $ 11,336,636        $ 1,522,839         $ 19,080,519           $  2,537,929
Expenses:
  Compensation expense                                  9,944,680          2,129,760           18,625,508              3,554,328
  Sales and marketing expense                             660,095             84,977            1,315,271                126,968
  General and administrative expense                    5,565,179            769,768            9,999,430              2,249,697
  Depreciation and amortization                         6,807,273          4,165,861           16,971,398              8,414,642
                                                     ------------        -----------         ------------          -------------
Total expenses                                         22,977,227          7,150,366           46,911,607             14,345,635
                                                     ------------        -----------         ------------          -------------
Loss from operations                                  (11,640,591)        (5,627,527)         (27,831,088)           (11,807,706)

Interest income (expense), net                            795,615           (449,225)          (1,407,019)              (716,656)
Equity interest in net loss of investment                       -             10,650                    -               (122,800)
                                                     ------------        -----------         ------------          -------------
Loss before discontinued operation                    (10,844,976)        (6,066,102)         (29,238,107)           (12,647,162)

Discontinued operation:
     Loss from discontinued operation                           -         (1,525,342)                   -             (4,301,711)
     Gain on restructuring of Engelhard/I-CC                    -                  -                    -             24,256,769
                                                     ------------        -----------         ------------          -------------
(Loss) income from discontinued operation                       -         (1,525,342)                   -             19,955,058
                                                     ------------        -----------         ------------          -------------
Net (loss) income                                     (10,844,976)        (7,591,444)         (29,238,107)             7,307,896

Deemed dividend attributable to issuance of
  convertible preferred stock                                   -                  -          (29,879,155)                     -
Cumulative dividends and accretion of convertible
     preferred stock to liquidation value              (3,470,733)                 -           (4,662,730)                     -
                                                     ------------        -----------         ------------          -------------
Net (loss) income attributable to
 common stockholders                                 $(14,315,709)       $(7,591,444)        $(63,779,992)         $  7,307,896
                                                     ============        ===========          ===========          =============

Basic and diluted (loss) earnings per share:
     Continuing operations                           $      (0.37)       $     (0.23)        $      (1.81)         $      (0.48)
     Discontinued operation                          $          -        $     (0.05)        $          -          $       0.76
                                                     ------------        -----------         ------------          -------------

     Net (loss) income per share                     $      (0.37)       $     (0.28)        $      (1.81)         $       0.28

     Weighted average common shares outstanding        38,723,657         26,731,817           35,320,850            26,128,504


See accompanying notes to unaudited consolidated financial statements.



                         RARE MEDIUM GROUP, INC.
              Unaudited Consolidated Statements of Cash Flows



                                                                             Nine Months Ended September 30,
                                                                                   1999           1998
                                                                           --------------      ------------
Cash flows from operating activities:
       Net income (loss)                                                   $ (29,238,107)      $ 7,307,896
       Adjustments to reconcile net income (loss) to net cash
            used in operating activities:
               Gain on restructuring of Engelhard/ICC                                -         (24,256,769)
               Depreciation and amortization                                  16,971,398         8,553,299
               Equity interest in net loss of investments                            -             122,800
               Common stock and stock options issued                                 -
                      for services rendered                                          -             589,914
               Loss on disposition of FAS                                            -             252,587
               Noncash interest expenses                                      2,358,687                -
               Changes in assets and liabilities, net of acquisitions:
                      Accounts receivable                                    (3,947,590)        (2,838,441)
                      Work in process                                        (2,873,284)               -
                      Prepaid expenses and other assets                      (1,773,785)               -
                      Deferred revenue                                          296,832                -
                      Accounts payable, accrued and other liabilities         2,315,064                -
                                                                            -----------        ------------
                             Net cash used in operatin                      (15,890,785)      (10,268,714)
                                                                            -----------        ------------

Cash flows from investing activities:
       Cash paid for acquisitions and investments in affiliates,
            net of cash acquired, and acquisition cost                      (15,809,291)      (10,041,986)
       Cash received in connection with restructuring of Engelhard                  -          18,864,003
       Purchases of property, plant and equipment, net                       (4,305,531)         (682,069)
       Redemption of restricted cash deposits                                       -           2,500,000
       Cash components of assets held for sale                                      -            (526,827)
                                                                            -----------        ------------
                             Net cash provided by (used in) investing
                                  activities                               (20,114,822)        10,113,121
                                                                            -----------        ------------

Cash flows from financing activities:
       Proceeds from issuance of convertible debentures                      6,000,000                -
       Proceeds from issuance of convertible preferred net of costs         82,997,651                -
       Repayments of borrowings, net of acquired debt                       (1,624,566)          (181,219)
       Proceeds from issuance of stock in conection
                      with exercise of warrants and options                  7,088,086             53,696
                                                                            -----------        ------------
                             Net cash provided by (used in) financing
                                  activities                                94,461,171           (127,523)
                                                                            -----------        ------------

Net increase (decrease) in cash and cash equivalents                        58,455,564           (283,116)
Cash and cash equivalents, beginning of period                                 917,978          1,257,483
                                                                            -----------        ------------
Cash and cash equivalents, end of period                                  $ 59,373,542        $   974,367
                                                                            -----------        ------------


See accompanying notes to unaudited consolidated financial statements



                          RARE MEDIUM GROUP, INC.

            Notes to Unaudited Consolidated Financial Statements
                             September 30, 1999
                                (Unaudited)

(1) The Company

Rare Medium Group, Inc. ("the Company") conducts its operations primarily through its subsidiaries, which are organized as two related lines of business: the Internet solutions business of Rare Medium, Inc., and the venture/incubator business. The Company is headquartered in New York with offices throughout the United States, Canada, and abroad.

Through its wholly owned subsidiary, Rare Medium, Inc., the Company is a provider of Internet solutions, offering Fortune 1000 companies and others its services to develop e-commerce Internet strategies, improve business processes, and develop marketing communications, branding strategies, and interactive content using Internet-based technologies and solutions.

The Company broadened its initial Internet solutions-based strategy with the advent of its venture/incubator business. The Company uses its knowledge of the Internet and its existing development platform to incubate new Internet companies emerging from Silicon Alley in New York, the Digital Coast in Los Angeles, Dallas, Atlanta, Detroit, Toronto and San Francisco, all cities where the Company currently has a presence, as well as in Silicon Valley and other areas. Rare Medium Group's incubator companies include: liveuniverse.com, a "Micro-Portal Enabler;" iFace.com, a Voice over Internet Protocol, or "VoIP" company that is "Voice Enabling" the Internet; ChangeMusic.com, which participates in the emerging MP3 revolution, changing the way music is made, promoted, distributed, and consumed; and Regards.com, an electronic greeting card company. The Company also holds investments consistent with its strategy of developing internet-based enterprises.

The Company restructured its former climate control systems business in February 1998 and combined with Rare Medium, Inc. in April 1998. Since April 1998 the Company acquired a number of other internet solutions companies. In October 1998, the Company disposed of its former climate control systems operations. In March 1999, the Company changed its name to "Rare Medium Group, Inc."

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

The accompanying unaudited consolidated financial statements as of September 30, 1999 include the results of operations and financial position of the Company on a consolidated basis.

The accompanying unaudited consolidated financial statements as of September 30, 1998 include the results of operations of the Company and its formerly 90% owned partnership with Engelhard Corporation, Fresh Air Solutions ("FAS"). On October 14, 1998, the Company, through its wholly owned subsidiary, ICC Desiccant Technologies, Inc., completed the sale of a majority of its partnership interests in FAS. ICC Desiccant Technologies, Inc., which was subsequently renamed Investment Holding Company, was the general partner of FAS. In connection with this sale, the unaffiliated investment entity that purchased the partnership interests assumed the liabilities of FAS as general partner, with certain exceptions. As a result of the sale of FAS partnership interests, ICC Desiccant Technologies, Inc. retained, as its sole asset, a 32.4% passive investment limited partnership interest in FAS.

Subsequent to the sale of the FAS partnership interests referred to above, FAS redeemed the 10% limited partnership interest in FAS held by Engelhard Corporation in exchange for the 20% limited partnership interest in Engelhard HexCore, L.P. held by FAS and $1 million in cash. As a result, Investment Holding Company's interest in FAS has been increased to a 36% limited partnership interest. The Company has no future funding responsibilities with respect to FAS and its 36% limited partnership interest has no voting rights, and therefore, is accounting for the remaining investment in FAS under the cost method. Consequently, the results of operations of FAS for the three and nine months ended September 30, 1998 are accounted for as discontinued operations (see Note 8). For further information regarding this transaction, refer to the Current Report on Form 8-K filed by the Company on October 29, 1998 as amended on Form 8-K/A filed on November 13, 1998.

(3) Acquisitions and Investments

During the three months ended September 30, 1999, the Company issued 896,422 shares of unregistered common stock, valued at $9.0 million and $1.0 million of cash, in private placements to various founders, investors and employees as consideration or partial consideration for the acquisitions of all or substantially all of certain businesses. Certain shares issued in connection with these transactions are held in escrow as security for covenants contained in the respective merger agreements. Each of the above transactions has been accounted for under the purchase method of accounting. The purchase prices, which totaled $10.5 million in stock, cash and fees, were allocated to the relative fair values of the net tangible assets, which consisted primarily of cash, accounts receivable, property and equipment, accounts payable, and notes payable. Goodwill of $10.2 million resulting from the transactions is being amortized over a three-year period. The Company also made venture investments consistent with its strategy of developing internet-based enterprises. The Company's venture investments, accounted for under the cost and equity method of accounting, range from 1% to 33% and amounted to $14.6 million.

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

Recently Issued Accounting Standards

In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

(5) Equity Transactions

THE RARE MEDIUM NOTEHOLDERS. As part of the consideration for the Company's April 15, 1998 acquisition of Rare Medium, Inc., the Company guaranteed a secured promissory note (the "Rare Medium Note") in the original principal amount of $22.2 million, payable to the original shareholders of Rare Medium, Inc. Through June 30, 1999 the Company issued 3,914,866 shares of common stock of the Company to certain noteholders in exchange for their beneficial interest in $15.8 million of the original principal amount. Effective August 12, 1999, the Company issued 70,000 shares of common stock of the Company to a noteholder in exchange for their beneficial interest in $0.5 million of the original principal amount. In connection with this transaction the Company recognized approximately $0.1 million in non-cash interest expense to the extent that the market value of the common stock on the date of conversion exceeded the conversion price. At September 30, 1999, as a result of these transactions, there is a remaining principal balance of $6.0 million payable under the Rare Medium Note, which bears interest payable semi-annually at the prime rate, and is due in two equal principal installments on April 15, 2000 and April 15, 2001 (see Note 8).

THE APOLLO SECURITIES PURCHASE. On June 4, 1999, the Company issued and sold to Apollo Investment Fund IV, LP, Apollo Overseas Partners IV, LP and AIF IV/RRRR LLC (collectively, the "Preferred Stockholders"), for an aggregate purchase price of $87.0 million, 126,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"), 126,000 Series 1-A Warrants (the "Series 1-A Warrants"), 1,916,994 Series 2-A Warrants (the "Series 2-A Warrants"), 744,000 shares of the Company's Series B Preferred Stock (the "Series B Preferred Stock"), 744,000 Series 1-B Warrants (the "Series 1-B Warrants") and 10,345,548 Series 2-B Warrants (the "Series 2-B Warrants"). The Series A Preferred Stock and Series B Preferred Stock accrue dividends at an annual rate of 7.5%. The Series A and Series B Preferred Stock are subject to mandatory redemption on June 30, 2012.

Under the terms of the securities purchase agreement with the Preferred Stockholders, at the Company's 1999 Annual Meeting of its stockholders held on August 19, 1999, the holders of common stock approved the conversion (the "Apollo Conversion") of all of the Series B Preferred Stock, Series 1-B Warrants and Series 2-B Warrants, including such additional Series B Securities that have been issued as dividends, into like amounts of Series A Preferred Stock, Series 1 Warrants and Series 2 Warrants, respectively.

Pursuant to the approval, all Series B preferred stock and related warrants were converted into Series A preferred stock and warrants. The Series A securities are convertible into or exercisable for voting common stock whereas the Series B securities were convertible into or exercisable for non-voting common stock.

For further information regarding this transaction, see the Company's Current Report on Form 8-K as filed on June 21, 1999, and the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders as filed with the SEC on July 12, 1999.

(6) Income Taxes

The Company and the former stockholders of Rare Medium, Inc. and other companies subsequently acquired by merger, intend that each of their respective merger agreements shall constitute a tax-free plan of reorganization pursuant to Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended. As a result of various recent equity transactions, management believes the Company experienced an "ownership change" as defined by section 382 of the Internal Revenue Code in 1999. Accordingly, the utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation.

(7) Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or warrants were exercised or converted into common stock. Basic and diluted earnings per share were the same for the three and nine months ended September 30, 1999 since the effect of all potential dilutive common shares was antidilutive.

(8) Subsequent Events

Acquisitions and Investments

Subsequent to September 30, 1999, the Company completed additional venture investments totaling $3.78 million in cash consistent with its venture/incubator strategy.

The Rare Medium Noteholders

Effective October 10, 1999, the Company issued 398,703 shares of common stock of the Company to two noteholders in exchange for their beneficial interest in $4.0 of the original principal amount of the Rare Medium Note. In connection with this transaction the Company recognized approximately $0.1 million in non-cash interest expense to the extent that the market value of the common stock on the date of conversion exceeded the conversion price.

Investment in FAS

In October 1999, Engelhard Corporation, FAS and the Company entered into an agreement by which Engelhard Corporation advanced cash and credit support to FAS. Under the terms of the agreement, the Company's interest in FAS could be diluted to 13% if all monies are advanced.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As a result of the Company's disposition of its non-Internet-related businesses during 1998, the results of operations of FAS for the three and nine months ended September 30, 1998 are accounted for as discontinued operations. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations will focus on its Internet-related businesses, and operations for the nine months ended September 30, 1999 will be compared with the operating results of the Company for 1998 on a pro forma basis, including the operating results of Rare Medium, Inc. for the three months ended March 31, 1998. (Rare Medium, Inc. was purchased by the Company in April 1998). For information related to the operations of FAS during the first, second and third quarters of 1998, refer to the Company's form 10-Q filed for the quarters ended.

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

Overview

Rare Medium Group Inc. is in the business of providing the tools to enable paradigm-shifting ideas and build the next generation of Internet companies by leveraging its award winning Internet solutions arm, Rare Medium, Inc., its capital and its vast network of on-line relationships. The Company conducts its operations primarily through its subsidiaries that are organized as two related lines of business: the Internet solutions business of Rare Medium, Inc., and the venture/incubator business. The Company is headquartered in New York, and employs approximately 400 Internet professionals in offices throughout the United States, Canada, and abroad.

Internet Solutions

Through its wholly owned subsidiary, Rare Medium, Inc., the Company is a leading provider of Internet solutions, offering Fortune 1000 companies and others its services to develop e-commerce Internet strategies, improve business processes, and develop marketing communications, branding strategies, and interactive content using Internet-based technologies and solutions. The Company's clients have included Microsoft, The New York Times, Merrill Lynch, Epson, and Hotel Reservations Network, among other leading companies. The Company integrates the operations of its acquisitions under the Rare Medium brand name while achieving economies of marketing, purchasing, operations, and simultaneously leveraging relationships with various clients that existed prior to the acquisitions.

Venture/Incubator Business

The Company broadened its initial Internet solutions-based strategy with the advent of its venture/incubator business. The Company uses its knowledge of the Internet and its existing development platform to incubate new Internet companies emerging from Silicon Alley in New York, the Digital Coast in Los Angeles, Dallas, Atlanta, Detroit, Toronto and San Francisco, all cities where the Company currently has a presence, as well as in Silicon Valley and other areas. Under this strategy, the Company offers access to: capital; technical expertise and execution; and administrative, legal and financial professional services. Rare Medium Group's incubator companies and venture investments currently include:


   Majority owned                                                   Effective
    subsidiaries                    Description                   % Ownership*
   --------------                   -----------                   ------------
Changemusic.com         A digital music company providing music         96%
(Incubator business)    news, information and content.

iFace.com               Voice-enabling the Internet with computer       80%
(Incubator business)    telephony solutions

LiveUniverse.com        Resource for building, hosting, and            100%
(Incubator business)    developing web-based communities

Regards.com             Electronic greeting cards                       90%
(Incubator business)

     Venture                                                        Effective
   investments                      Description                   % Ownership*
   -----------                      -----------                   ------------
AtomicPop.com          All-digital record label and pop music             33%
                       lifestyle portal

Edmunds.com            Automotive editorial and pricing content            4%

L90.com**              Solutions for advertising, sponsorship, and         6%
                       brand development

iParty.com             Resource for party planning, supplies and           2%
                       related services

SmartOnline.com        Business information for small businesses           1%
                       and entrepreneurs

StreamSearch.com       Directory and database of streaming media          21%
                       content

Speakout.com           Online forum for exchange of ideas and              7%
                       information among the public, the media and government officials

MoneyHunt.com          Provides advice to America's leading               16%
                       entrepreneurs

goShip.com             Expanding delivery options for e-commerce           5%
                       sites

Compacc.com            Direct marketer of motorcycles, parts and          25%
                       accessories

*   Includes issued options and warrants.
** L90.com has recently filed with the SEC to conduct an initial public offering.


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenue

Revenue for the three months ended September 30, 1999 was $11.3 million, an increase of $9.8 million or 644% over the three months ended September 30, 1998. The increase is the result of both organic growth and acquisitions, which have facilitated increases in both the number and relative size of client engagements. Sequential quarterly revenue increased approximately 120% from the second quarters revenue of $5.2 million. A substantial portion of such increase was generated organically. The Company integrates acquired Internet solutions' operations into the existing operations of Rare Medium, Inc.

During the quarter, the Company dedicated otherwise billable resources to development work for iFace.com, LiveUniverse.com, ChangeMusic.com and other development stage projects as part of its strategy to incubate early stage Internet companies. This practice is expected to continue in future periods, and while it may have a negative impact on short-term revenue growth, the Company believes this development work will have a positive impact in the long-term by accelerating the growth of the development stage projects. However, there can be no assurance that these projects will be successful.

Our Internet solutions clients generally retain us on a project by project basis, rather than under long-term contracts. As a result, a client may or may not engage us for further services once a project is completed. Establishment and development of relationships with additional companies and other corporate users of information technology is an important component of our success.

Compensation Expense

Compensation expense for the three months ended September 30, 1999 increased $7.8 million or 367% to $9.9 million from the same period in the prior year. The increase is due primarily to personnel added in our internet solutions business and incubator companies. The increase is also due to the Company's continued investment in building infrastructure to support the anticipated long-term growth of the Company. The Company expects compensation expenses to increase on an absolute dollar basis as the Company hires additional personnel and incurs additional costs related to the anticipated growth of its Internet solutions business and the hiring of additional employees associated with its venture/incubator strategy. The Company also expects to hire additional personnel and increase its spending for marketing and other infrastructure needs.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 1999 was $5.6 million. This was an increase of $4.8 million or 623% over the three months ended September 30, 1998. The increase is principally a result of the substantial increase in personnel and number of facilities as the Company expanded into new markets in Toronto, Dallas, San Francisco, San Antonio, Detroit, Sydney, Houston, and Atlanta as well as the cost associated with required resources to implement our venture/incubator strategy.

Sales and Marketing Expense

Sales and marketing expense for the three months ended September 30, 1999 were $0.7 million, which is an increase of approximately $0.6 million over the three months ended September 30, 1998. The increase is primarily the result of implementation of a national marketing program to build the "Rare Medium" brand. The expense was primarily the result of an advertising campaign for Rare Medium, Inc. during the three months ended September 30, 1999. We expect sales and marketing expenses to increase as the Company continues to build brand awareness.

Depreciation and Amortization Expense

Depreciation and amortization expenses substantially consist of the amortization of goodwill and acquisition costs. For the three months ended September 30, 1999 the $2.6 million increase in expense resulted primarily from the Company's acquisitions during 1999. The Company anticipates that expenses related to the amortization of intangible assets will increase in future periods as it continues to make acquisition.

Interest Income (Expense), Net

Interest Income for the three months ended September 30, 1999 includes $0.8 million relating to the income earned on the net proceeds received with respect to the Apollo Securities Purchase. This was partially offset by interest expense related to the Rare Medium Note and $0.1 million of non-cash interest expense related to the conversion of a portion of the Rare Medium Note by certain holders to common stock. The interest expense related to the Rare Medium Note represents the accrued interest on the Company's note payable to the original Rare Medium, Inc. stockholders, payable in a combination of cash or common stock of the Company, at the Company's election, subject to some restrictions.

Net Loss

For the three months ended September 30, 1999, the Company recorded a loss of $4.0 million, excluding $6.8 million in amortization and depreciation. Including these charges, the net loss was $10.8 million. The loss was primarily due to the factors described in "Compensation Expense," "General and Administrative Expense," and "Sales and Marketing Expense."

Included in net loss attributable to common shareholders of $14.3 million was $3.5 million of non-cash dividends related to issuance of the Series A Preferred Stock. These dividends included non-cash dividends that were accrued related to the payment-in-kind ("PIK") dividends payable quarterly on the Series A Preferred Stock, and to the accretion of the $29.9 million carrying amount of the Series A Preferred Stock up to the $87.0 million face redemption amount over a period of 13 years.

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

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Below is a table comparing the Internet operations of the Company on a pro forma basis. The amounts shown for the nine months ended September 30, 1999 include the operations of the Company as they are currently reported. The amounts shown for the nine months ended September 30, 1998 include operations of the Company as they are currently reported for the nine months ended September 30, 1998, combined with the pro forma results of operations of Rare Medium, Inc. for the nine months ended September 30, 1998. The results of operations of FAS have been condensed as a single net loss included in "Loss from discontinued operation."



                Unaudited Condensed Statements of Operations


                                                                 Nine Months Ended September 30
                                                             ----------------------------------------
                                                             1999 (Actual)           1998 (Pro Forma)
                                                             -------------           ----------------
Revenue                                                     $ 19,080,519              $  3,579,461
Expenses:
     Compensation expense                                     18,625,508                 4,472,722
     Sales and marketing expense                               1,315,271                   150,289
     General and administrative expense                        9,999,430                 2,496,264
     Depreciation and amortization                            16,971,398                 8,271,061
                                                             ------------              ------------
     Total Expenses                                           46,911,607                15,390,336
                                                             ------------              ------------

Loss from operations                                         (27,831,088)              (11,810,875)


Interest Expense, net                                         (1,407,019)                 (820,701)
Equity interest in net loss of investments                         --                     (122,800)
                                                             ------------              ------------
Loss before discontinued operation                           (29,238,107)              (12,754,376)


Discontinued operation:
     Loss from discontinued operation                              --                   (4,423,168)
     Gain on restructuring of Englehard/ICC                        --                   24,256,769
                                                             ------------              ------------
Income from discontinued operation                                 --                   19,833,601
                                                             ------------              ------------

Net (loss) income                                           (29,238,107)                 7,079,225

Deemed dividend attributable to issuance of
    Convertible preferred stock                             (29,879,155)                      -
Cumulative dividends and accretion of convertible
    Preferred stock to liquidation value                     (4,662,730)                      -
                                                            ------------              ------------
Net income (loss) attributable to
    Common stockholders                                     $(63,779,992)              $ 7,079,225
                                                            ============              ============



Revenue

Revenue for the nine months ended September 30, 1999 was $19.1 million, an increase of $15.5 million or 433% over the nine months ended September 30, 1998. The increase is the result of both organic growth and acquisitions, which have facilitated increases in both the number and relative size of client engagements. All of the acquired Internet Solutions companies' operations have been or are being integrated into the existing operations of Rare Medium, Inc.

Compensation Expense

Compensation expense for the nine months ended September 30, 1999 increased $14.2 million or 316% to $18.6 million from the same period in the prior year. The increase is due primarily to personnel added in our internet solutions business and incubator companies. The increase is also due to the Company's continued investment in building infrastructure to support anticipated long-term growth and to a $1.5 million bonus paid in June 1999. During this period, the Company also hired a President and senior operations managers for its major offices in New York and Los Angeles for its Rare Medium, Inc. subsidiary. The Company expects compensation expenses to increase on an absolute dollar basis as the Company hires additional personnel and incurs additional costs related to the anticipated growth of its Internet solutions business and the hiring of employees associated with its venture/incubator strategy. The Company also expects to hire additional personnel and increase its spending for marketing and other infrastructure needs.

Sales and Marketing Expense

Sales and marketing expense for the nine months ended September 30, 1999 were $1.3 million, which is an increase of approximately $1.2 million or 775% over the nine months ended September 30, 1998. The increase is primarily the result of implementation of a national marketing program to build the "Rare Medium" brand and an advertising campaign for Rare Medium, Inc. during the nine months ended September 30, 1999. We expect sales and marketing expenses to increase as the Company continues to build brand awareness.


General and Administrative Expense

General and administrative expense for the nine months ended September 30, 1999 was $10.0 million. This was an increase of $7.5 million or 301% over the nine months ended September 30, 1998. The increase is principally a result of the substantial increase in personnel and number of facilities as the Company expanded into new markets in Toronto, Dallas, San Francisco, San Antonio, Detroit, Sydney, Houston, and Atlanta as well as the cost associated with required resources to implement our venture/incubator strategy and the costs associated with generating the substantial revenue increase from 1998.

Depreciation and Amortization Expense

Depreciation and amortization expenses substantially consist of the amortization of goodwill and acquisition costs. For the nine months ended September 30, 1999 the $8.7 million increase in expense resulted primarily from the Company's acquisitions during 1999. The Company anticipates that expenses related to the amortization of intangible assets will increase in future periods as it continues to make acquisitions.

Interest (Expense) Income, Net

Interest (expense) income for the nine months ended September 30, 1999 includes $0.2 million of interest expense related to the Rare Medium Note, $1.1 million of interest expense related to the conversion of a portion of the Rare Medium Note by certain holders to common stock, and $1.1 million related to the Capital Ventures International ("CVI") convertible debentures. The interest expense related to the Rare Medium Note represents the accrued interest on the Company's note payable to the original Rare Medium, Inc. stockholders, payable in a combination of cash or common stock of the Company, at the Company's election, subject to some restrictions. The CVI expense includes $1.0 million for the amortization of the debt discount and the beneficial conversion feature. This was partially offset by interest income of $1.0 million relating to the income earned on the net proceeds received from the Apollo Securities Purchase.

Net Loss

For the nine months ended September 30, 1999, the Company recorded a net loss of $12.3 million, excluding $17.0 million in amortization and depreciation. Including these charges, the net loss was $29.2 million. The loss was primarily due to the factors described in "Compensation Expense," "General and Administrative Expense," and "Sales and Marketing Expense."

Included in net loss attributable to common shareholders of $63.8 million was $34.5 million of non-cash deemed dividends related to issuance of the Series A Preferred Stock. These dividends included a one-time non-cash deemed dividend resulting from the difference between the market price of the Company's common stock and the conversion price of the Series A Preferred Stock on the date of issuance of the Series A Preferred Stock. In addition to this non-cash deemed dividend, dividends were accrued related to the PIK dividends payable quarterly on the Series A Preferred Stock, and to the accretion of the $29.9 million carrying amount of the Series A Preferred Stock up to the $87.0 million face redemption amount over 13 years.

Liquidity and Capital Resources

The Company had $59.4 million in cash and equivalents at September 30, 1999, which is discussed below. This amount is substantially a result of the proceeds received from the issuance of Series A Preferred Stock and related warrants.

Cash used in operating activities was $15.9 million for the nine months ended September 30, 1999 and resulted primarily from the net loss of $29.2 million, offset by non-cash charges of $19.3 million (which consists of depreciation, amortization and non-cash interest charges) and changes in working capital.

Cash used in investing activities was $20.1 million for the nine months ended September 30, 1999, which primarily consists of the purchase of businesses and venture investments of $15.8 million, and capital expenditures of $4.3 million. Capital expenditures have generally been comprised of purchases of computer hardware and software, as well as leasehold improvements related to leased facilities, and are expected to increase in future periods.


Cash provided by financing activities was $94.5 million for the nine months ending September 30, 1999. This consisted primarily of issuance of a $6.0 million convertible debenture to CVI (which was subsequently converted into common stock), $83.0 million of net proceeds from the issuance of the Series A Preferred Stock as discussed below, and the exercise of warrants and options that yielded $7.1 million to the Company, partially offset by repayment of borrowings totaling $1.6 million.

THE RARE MEDIUM NOTEHOLDERS. The Company issued 1,033,052 shares of common stock of the Company to certain noteholders in exchange for their beneficial interest in $4.5 million of the original principal amount of the Rare Medium Note. In 1999, the Company recognized approximately $1.1 million of non-cash interest expense related to the conversion to the extent the market value of the stock on the date of conversion exceeded the conversion price. On September 30, 1999, as a result of these transactions, there is a remaining principal balance of $6.0 million payable under the Rare Medium Note, which bears interest payable semi-annually at the prime rate, and is due in two equal principal installments on April 15, 2000 and April 15, 2001.

THE APOLLO SECURITIES PURCHASE. On June 4, 1999, the Company issued and sold to Apollo Investment Fund IV, LP, Apollo Overseas Partners IV, LP and AIF IV/RRRR LLC (collectively, the "Preferred Stockholders"), for an aggregate purchase price of $87.0 million, 126,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"), 126,000 Series 1-A Warrants (the "Series 1-A Warrants"), 1,916,994 Series 2-A Warrants (the "Series 2-A Warrants"), 744,000 shares of the Company's Series B Preferred Stock (the "Series B Preferred Stock"), 744,000 Series 1-B Warrants (the "Series 1-B Warrants") and 10,345,548 Series 2-B Warrants (the "Series 2-B Warrants"). The Series A Preferred Stock and Series B Preferred Stock accrue dividends at an annual rate of 7.5%. The Series A and Series B Preferred Stock are subject to mandatory redemption on June 30, 2012.

Under the terms of the securities purchase agreement with the Preferred Stockholders, at the Company's 1999 Annual Meeting of its stockholders held on August 19, 1999, the holders of common stock approved the conversion (the "Apollo Conversion") of all of the Series B Preferred Stock, Series 1-B Warrants and Series 2-B Warrants, including such additional Series B Securities that have been issued as dividends, into like amounts of Series A Preferred Stock, Series 1 Warrants and Series 2 Warrants, respectively.

Pursuant to the approval, all Series B preferred stock and related warrants were converted into Series A preferred stock and warrants. The Series A securities are convertible into or exercisable for voting common stock whereas the Series B securities were convertible into or exercisable for non-voting common stock.

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

We performed an initial Year 2000 simulation on our applications and systems during the second quarter of 1999 to test system readiness, and found no relevant failures. We completed the final simulation tests in October 1999. Our material software component vendors and our Internet service provider have informed us that the products we use are currently Year 2000 compliant. We purchased all of our software and hardware within the past two years, and therefore we do not have legacy systems that have been historically identified to have Year 2000 issues. We are applying all known vendor patches for relevant software to come to compliance with vendor defined Year 2000 standards.

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

We are in the process of finalizing contingency plans in case of Year 2000 disruptions. We are taking into account the results of our Year 2000 simulation testing and the responses received from third party vendors and service providers in determining the nature and extent of any contingency plans. We completed our system tests in October 1999, and expect to complete our contingency plans by November 1999.

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

Item 3 Market Risk Exposure

The Company believes that its market risk exposures associated with its outstanding debt is immaterial since the carrying value of the Company's variable rate debt obligations approximates fair value as the market rate is based on prime. The Company's fixed rate debt obligations are not material.



Part II

Other Information

Item 1. Legal Proceedings

Currently, the Company is not engaged in any material lawsuits.

Item 2. Changes in Securities.

THE RARE MEDIUM NOTEHOLDERS. Effective August 12, 1999, the Company issued 70,000 shares of common stock of the Company to a noteholder in exchange for beneficial interest in $458,519 of the original principal amount. In connection with this transaction the Company recognized approximately $0.1 million in non-cash interest expense to the extent that the market value of the common stock on the date of conversion exceeded the conversion price. On September 30, 1999, as a result of these transactions, there is a remaining principal balance of $5,980,569 payable under the Rare Medium Note, which bears interest payable semi-annually at the prime rate, and is due in two equal principal installments on April 15, 2000 and April 15, 2001. The securities described in this paragraph were issued in reliance upon the exemption from registration provided by Section 3(a)(9) and/or
Section 4(2) of the Securities Act of 1933.

THE APOLLO SECURITIES PURCHASE. Pursuant to the terms of the securities purchase agreement with the Preferred Stockholders, at the Company's 1999 Annual Meeting of its stockholders held on August 19, 1999, the holders of common stock approved the conversion (the "Apollo Conversion") of all of the Series B Preferred Stock, Series 1-B Warrants and Series 2-B Warrants, including such additional Series B Securities that have been issued as dividends, into like amounts of Series A Preferred Stock, Series 1-A Warrants and Series 2-A Warrants, respectively. Pursuant to the approval, all Series B preferred stock and related warrants were converted into Series A preferred stock and warrants on August 19, 1999. The securities described in this paragraph were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

For further information regarding this transaction, see the Company's Current Report on Form 8-K as filed on June 21, 1999, and the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders as filed with the SEC on July 12, 1999.

ACQUISITIONS. During the three months ended September 30, 1999, the Company issued an aggregate of 896,422 shares of its common stock valued at $9.0 million, in private placements, to various selling parties as consideration (or partial consideration) toward the acquisition of all or substantially all of eight businesses. The securities described were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

       The Company's annual meeting of stockholders was held on August 19, 1999. Proxies for the meeting were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. All of management's nominees for the election of the Board of Directors as listed in the Company's Proxy Statement for the meeting were elected. In addition, the stockholders also voted on the following proposals with the following results:

1.     The Apollo Conversion was approved.


For: 21,095,484  Against: 925,184   Abstain: 379,984    Broker Non-Votes: 0

2. An amendment to the Company's Certificate of Incorporation authorizing the issuance of a class of non-voting common stock of the Company (issuable upon conversion of the Series B preferred stock and warrants if the Apollo Conversion was not approved) was approved.


For:  20,434,813  Against: 1,588,954   Abstain: 376,885   Broker Non-Votes:  0

3. The appointment of KPMG LLP as the independent auditors of the Company for the year ending December 31, 1999 was ratified.


For:  38,084,650  Against: 192,903    Abstain: 91,262   Broker Non-Votes:  0


Item 5. Other Information

Not Applicable.

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

       10.1 Amended and Restated Securities Purchase Agreement, dated as of June 4, 1999, among Rare Medium Group, Inc., Apollo Investment Fund IV, LP, Apollo Overseas Partners IV, LP and AIF IV/RRRR LLC, was filed as Exhibit 10.1 to the Company's Form 8-K filed on June 21, 1999 and is hereby incorporated herein by reference.

       10.2 Pledge, Escrow and Disbursement Agreement, dated as of June 4, 1999, among Rare Medium Group, Inc., Apollo Investment Fund IV, LP and The Chase Manhattan Bank, was filed as Exhibit 10.2 to the Company's Form 8-K filed on June 21, 1999 and is hereby incorporated herein by reference.

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

     Form 8-K filed October 14, 1999 related to the purchase of 33.3% of the units of Ant21 LLC





                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 1999           BY: /s/ Glenn S. Meyers
                                     -----------------------------
                                     Glenn S. Meyers
                                     Chairman,
                                     President and Chief Executive Officer


Date: November 10, 1999           BY: /s/ Jeffrey J. Kaplan
                                     --------------------------------
                                     Jeffrey J. Kaplan
                                     Executive Vice President and
                                     Chief Financial Officer