Form 10-K
period 1999-12-31
RARE MEDIUM GROUP INC
filed 2000-02-24
CIK 756502

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                         ENDED DECEMBER 31, 1999, OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE
                                     ACT
                OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 0-13865

                           RARE MEDIUM GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 23-2368845
    (STATE OR OTHER JURISDICTION OF INCORPORATION OR
                     ORGANIZATION)                                (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

              565 FIFTH AVENUE, 29TH FLOOR
                   NEW YORK, NEW YORK                                              10017
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

                REGISTRANT'S FORMER NAME--ICC TECHNOLOGIES, INC.

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 883-6940

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

                               Yes /x/     No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 18, 2000 was $2,286,523,914.

     As of February 18, 2000, 45,906,787 shares of our common stock were outstanding.

                                     PART I

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. We urge you to consider that statements which use the terms "believe," "do not believe", "anticipate," "expect," "plan", "estimate," "intend," and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The factors set forth below under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

ITEM 1. BUSINESS

OVERVIEW

     We are an Internet-focused company that:

     o provides Internet professional services to companies;

     o invests in and develops, manages and operates companies in selected Internet-focused market segments; and

     o takes strategic equity positions in companies that we believe possess superior Internet-focused business models.

     Our end-to-end Internet professional service offering encompasses the entire Internet services spectrum, ranging from strategic and creative consulting to applications development, implementation and hosting. We assist in shaping our clients' strategy and adapt Internet technologies to deliver the best possible solutions for our clients by utilizing our unique methodology and leveraging our knowledge of vertical markets. Our customers include companies in the consumer service, financial, technology, entertainment, consumer goods, retail and automotive industries. Our customers include AT&T, Dr. Drew, Epson, Forbes, Microsoft, Nestle, Ritz Carlton and Weider.

     We also invest in and internally develop, manage and operate companies in selected Internet-focused market segments. Our investment business is currently focused on Internet companies engaged in the business-to-business e-commerce, Internet enabling tools, broadband and next generation communications sectors. We provide our incubator companies with capital as well as with a comprehensive suite of strategic and infrastructure services. These services include Internet services and financial, legal and accounting advisory services. We believe that by providing these services we enable our incubator companies to focus on their core competencies and accelerate the time-to-market of their products and services.

     In addition, we make minority investments in independently managed companies which we believe represent the next generation of premier Internet companies. We have co-invested in these companies with well-known financial and industry partners such as Brentwood Associates, Compaq Computer Corp., Constellation Ventures, GE Capital Corp., Hicks, Muse, Tate & Furst, Mayfield Partners and Omnicom.

     We seek to capitalize on the synergies between our Internet services and our investment businesses in an effort to improve shareholder value. We believe the collaboration between these two businesses provides us with the following competitive advantages in each business:

  Investment Business

     o because of our extensive knowledge and expertise in delivering Internet services, we are better able to identify promising Internet companies in the early stages of their development;

     o once we have made an investment in these Internet companies, we have the capacity to deliver them high quality Internet services, strategic consulting services and business infrastructure services during their most critical growth period. We believe our ability to provide these services to these companies increases the likelihood of their overall success and the return on our investment;

  Internet Services Business

     o our venture and incubator investments afford us the opportunity to provide Internet services to these companies. By executing services contracts with our portfolio companies, we believe we can capture additional services revenues without incurring additional business development costs;

     o because our investment business targets Internet companies with highly innovative and cutting edge business models and technologies, we believe we can increase our Internet services expertise by working with many of these companies; and

     o we believe we are better able to attract and retain superior Internet professionals as compared to our competitors by providing our employees with the opportunity to share in the financial success of our portfolio companies and with employment opportunities at our incubator companies.

INDUSTRY BACKGROUND

     Advances in technology and functionality have led to the widespread acceptance of the Internet as a new global medium that allows people to share information and conduct commerce. The number of Internet users has grown dramatically. International Data Corporation, an independent research firm, forecasts that the number of worldwide Internet users will increase from 196 million in 1999 to 502 million in 2003, a compound annual growth rate of 27%. Similarly, International Data Corporation estimates that the growth of Internet content, as measured by number of web pages worldwide, will grow from 1.7 billion pages in 1999 to 13.4 billion pages in 2003, a compound annual growth rate of 67%.

     Much of the growth of the Internet has been driven by corporate recognition that the Internet can be used to achieve competitive advantage. The growth in the use of the Internet and the expansion of uses for the Internet have led to the creation of numerous start-up companies that seek to take advantage of new market opportunities. These new companies generally employ an Internet-focused business model or provide solutions that enable faster or more efficient use of the Internet, and are characterized by their focus on high-growth market segments. These high growth areas include, among others:

     o Business-to-Business e-commerce. Through business-to-business e-commerce, large transactions between enterprises can be made more cheaply and efficiently and in a more timely manner through use of the Internet. International Data Corporation projects that the market for business-to-business e-commerce will grow from $80 billion in 1999 to $1.1 trillion in 2003, a compound annual growth rate of 94%.

     o Internet Enabling Tools. Enabling tools, such as software and services, optimize the way in which the Internet is utilized, allowing individuals and businesses to expand their usage of the Internet for information, communication and e-commerce, as well as for other activities that may not have existed prior to the proliferation of the Internet.

     o Broadband. New broadband Internet technologies deliver high-speed Internet access, thereby enabling users to access the Internet at much greater speed. These technologies also create opportunities for companies to deliver improved content and services online. International Data Corporation estimates that the number of digital subscriber lines in the United States will grow from approximately 650,000 in 1999 to more than 27 million in 2003, a compound annual growth rate of 155%.

     o Next Generation Communications. Next generation communications, such as IP telephony, enable the Internet to connect individuals and businesses in new cost efficient ways. International Data Corporation forecasts that IP telephony services revenue will grow from $480 million in 1999 at a compound annual growth rate of 121%, reaching $11.9 billion in 2003.

     Businesses increasingly view technology as an important competitive differentiator. In order to compete effectively, companies must now have an effective Internet strategy and solution. The skills required to create such a solution include architecture design, application development, systems integration, and application hosting, among other disciplines. We believe these are skills that few companies possess internally due to the scarcity in the information technology personnel market. As a result, an increasing number of organizations, from Global 1000 companies to startup Internet businesses, are engaging Internet services firms. International Data Corporation projects that spending on Internet-related services will rise from approximately $13 billion in 1999 to more than $78 billion in 2003, a compound annual growth rate of 57%.

OUR INTERNET SERVICES BUSINESS

  SOLUTIONS

     We believe the following elements distinguish us as a leading Internet services provider:

     Vertically Focused Strategic Expertise. Many members of our management team are recognized experts in the following industries:

     o automotive;

     o consumer goods and services;

     o entertainment and media;

     o financial services;

     o health care;

     o luxury goods;

     o nonprofit;

     o technology; and

     o travel and hospitality.

These professionals have valuable contacts in these industries as well as substantial Internet business experience. We are able to draw upon this collective experience to more efficiently develop business solutions that are tailored to meet the unique needs of companies in these targeted industries.

     Broad Skill Set. We complement our industry specialization with expertise in areas such as e-commerce, supply chain management and interactive marketing. Our multi-disciplinary team of Internet professionals is comprised of individuals with strategic, creative and technical expertise. This enables us to provide our clients with comprehensive solutions that address a wide range of business challenges such as introducing new Internet brands, optimizing distribution systems and streamlining internal communications. We are also developing expertise in emerging areas such as ASP and broadband. We believe by providing our clients with these comprehensive services we are able to meet substantially all their online needs on an ongoing basis.

     Venture Capital Strategic Consulting. A unique component of our services offerings is the strategic consulting services that we provide to well respected venture capital firms that invest in Internet start-up companies. These consulting services generally consist of evaluating and suggesting modifications to business models of the targeted Internet start-up companies, performing market research and assessing the relevant competition. We believe by providing these strategic consulting services we can enhance our venture and incubator investment businesses while increasing our Internet services revenues.

     Rapid Time to Value. Our unique combination of industry expertise, strategic thinking, creativity and technological expertise enables us to rapidly develop powerful, reliable and meaningful Internet solutions for our clients. This rapid development capability enables us to deliver these solutions to our clients quickly through our specialized competency centers so that our clients may, in turn, more rapidly deploy these solutions in the marketplace.

     Our Application Service Provider or "ASP" Initiative. Through our ASP competency group, we have recently begun to offer ASP solutions to the business-to-business market. The ASP model allows emerging Internet companies to obtain state-of-the-art applications that they would not otherwise be able to afford. We also believe that by using our ASP solutions these companies will be able to achieve faster time-to-market for their products and an increased focus on their core competencies. We believe our ASP offering will be superior to those of our competitors due to the unique mix of technology, industry alliances and services that we can provide our clients quickly and easily in order to help them develop an on-line business.

     Our Broadband Competency Center. Through our rapidly developing broadband competency center, we are able to offer our clients strategic, creative and technical broadband resources. Using high-capacity communications technology, we will be able to integrate high speed Internet applications, such as full-motion video, into our customers' Internet solutions.

  STRATEGY

     Our goal is to enhance our position as a leading Internet services firm providing complete e-business solutions. Our strategy to achieve this objective is to:

     Attract and Retain a Highly Specialized Workforce. We intend to continue to recruit highly skilled and experienced professionals who have industry-specific expertise and who are proficient in a broad range of technological and business skills. We intend to continue to ensure that our employees have the requisite expertise to provide our clients with a comprehensive range of Internet services. We plan to retain and motivate our employees by giving them the opportunity to work with cutting-edge technologies, paying competitive compensation packages, granting stock options, allowing participation in our investment portfolio, giving them the opportunity to work for one of our incubator companies, reimbursing tuition expenses and encouraging a corporate culture that is results-driven and rewards creativity, communication and cooperation.

     Expand and Develop Industry-Specific Expertise. Through our experience in designing, developing, implementing and managing Internet and e-business solutions for a wide variety of companies, we have gained significant strategic knowledge and created industry-specific reusable business solutions. This expertise significantly enhances our ability to help other companies in the same industries successfully adopt Internet and e-business solutions. We have developed reusable business solutions for industries such as automotive, consumer goods and services, entertainment and media, financial services and health care. We intend to broaden the range of industries in which we have specialized knowledge and maximize the benefits to our clients of such knowledge by creating additional industry-specific solution templates and reusable software. Our strategic consultants, sales, marketing and technical staff have expertise in industries which we believe can realize significant benefits from Internet and e-business solutions. Further developing and enhancing this expertise will increase our knowledge of industry specific business challenges and increase the industry-targeted services we can offer, thereby improving our ability to penetrate specific industries.

     Leverage Our Strategic Consulting Services. We intend to leverage the strategic consulting services that we provide to venture capital firms and the Internet start-up companies in which these firms seek to invest. We believe that these services will enable us to achieve the following synergies:

     o the ability to co-invest with successful venture capital firms;

     o generation of service revenues in connection with our venture capital consulting engagement together with an increase in the overall success of the Internet start-up companies;

     o the ability to generate revenues for our Internet services business as a result of the end-to-end Internet solution developed during our strategic consulting engagements;

     o the opportunity to improve our own venture capital strategies, enhancing our reputation in the venture capital community and gaining entrance into their flow of transactions; and

     o the ability to provide our high-quality strategic consulting services to our own investment business, thereby providing our investment business with an opportunity to better identify and evaluate potential incubator and venture investments.

     Leverage Our Relationship with Apollo. Affiliates of Apollo Advisors, LP, our largest shareholder, will own approximately 44% of our outstanding common stock on a fully diluted basis after giving effect to our proposed public offering of common stock in the first quarter of fiscal year 2000, which we refer to in this report as our "public offering." Apollo has significant stakes in more than 50 medium to large traditional enterprises, in a wide range of industries including manufacturing, consumer products, financial services, media and telecommunications. Through our relationship with Apollo, we believe that we will have an introduction into these "brick and mortar" businesses and will be well placed to address their Internet services needs going forward.

     Enhance the Rare Medium Brand. We believe that our brand is well-recognized in the fragmented Internet services industry. We intend to continue to enhance our brand through an aggressive campaign of advertising, public relations campaigns and speaking engagements.

     Increase Repeat and Recurring Revenues. We plan to increase the proportion of our revenues which represents repeat business with the same clients. We intend to generate repeat revenues by cross-selling services and entering into multiple engagements with our existing clients. In addition, we plan to increase recurring revenues by selling our ASP solutions to our new and existing clients. We plan to charge clients who use our ASP solutions either a fixed monthly rate or on a per transaction basis, or both. Increasing repeat and recurring revenues will enable us to predict our revenues with greater accuracy and improve our operating margins.

     Leverage Best Practices and Create Operational Efficiencies. We have implemented an enterprise-wide Intranet to facilitate corporate learning and knowledge transfer across our various offices. At the conclusion of our client engagements, our employees participate in post-engagement reviews where "lessons learned" are discussed and new and innovative creative and technology techniques are harvested and catalogued on our Intranet. We leverage our experiences across our entire enterprise in order to allow us to achieve operational efficiencies.

     Develop and Maintain Additional Strategic Relationships. We intend to continue to develop and maintain strategic relationships in order to enable us to enter new markets, gain early access to leading-edge technology, cooperatively market products and services with leading technology vendors and gain enhanced access to vendor training and support. We have developed a number of strategic relationships, including relationships with AT&T, IBM, Macromedia, Microsoft and Oracle.

     Continue to Expand Geographic Coverage. We plan to continue to expand the presence of our Internet services business primarily through internal growth. We currently have 12 domestic offices and four international offices, and we plan to open additional domestic and international offices. We believe that establishing a local presence in the United States enables us to service our clients better. We also believe that establishing an early presence in select international markets that are positioned to experience an increasing demand for Internet services will give us a competitive advantage in these markets.

  OUR APPROACH

     We have developed a project methodology to help our customers determine opportunities to transition their businesses in the constantly changing Internet economy and to plan and implement the strategy, technology and operations required to succeed in this environment. Our step-by-step methodology described below is designed to produce high-impact Internet services on time, on budget and with a continuous enhancement plan that responds to both general market and Internet technology changes.

  Business Strategy

     Initially, we use our vertically-focused strategic expertise to develop a business plan for our clients that includes the financial, marketing and operational components that provide a convincing rationale for the proposed Internet solution and guide its development. We provide strategic services within a proven and refined interdisciplinary consulting model that combines the best practices of management consulting, innovative technology solutions and the critical component of usability and human computer interaction. We provide these strategic services within a flexible methodology customized to each of our client engagements.

  Exploration

     Next, we gather user requirements, suggest e-business features and develop a general project plan. We assess the overall structure and content of the proposed Internet solution and make technical and design recommendations based on the findings. We then propose broad technology and creative approaches including necessary software, infrastructure organization, website navigation and graphic design concepts. This phase culminates in the delivery of a high-level project plan which includes recommended features and functionality, timeframes, personnel resources, projected costs and client responsibilities.

  Ideation

     During this phase, the concepts and strategies articulated in the exploration phase are refined through the creation of content maps, project specifications, imagery and prototypes. The result is a detailed blueprint from which the finished Internet solution will be constructed and a list of necessary hardware and software components. In addition, if requested by our clients, we will also prepare a proof-of-concept prototype to accompany this blueprint.

  Creation

     In this phase, we construct the solution using the detailed specifications established in the ideation phase and tested for reliability using a rigorous quality assurance process. The goal is a finished product that meets all of our client's objectives. We seek to accomplish this goal through constant consultation and collaboration with our clients.

  Transfer

     During this phase, we implement the Internet solution in its hosting environment and officially launch the website. We also educate our client's staff in the operation of its new website and work with the client to develop procedures to address any changes in technology, system problems, and desired enhancements. We also assist the client in developing a plan to ensure that it has the appropriate staff resources to operate the website on a daily basis.

  Evolution

     Finally, we measure the performance of the Internet solution in its operational environment, analyze those measurements, recommend enhancements based on our findings and establish a plan to execute our recommendations.

  CASE STUDIES OF OUR INTERNET SERVICES CLIENTS

     The following is a description of some of the solutions we have developed for the challenges presented to us by our Internet services clients.

  Microsoft

     Challenge: To design a website, eshop.microsoft.com, to showcase Microsoft's product line, create a rewarding interactive experience for online customers and offer online customers the choice of shopping on Microsoft's website or purchasing the same product at a reseller's website.

     Solution: We developed a custom solution that allows consumers to choose a Microsoft product and complete the ordering process through Microsoft's website.

     Challenge: To build loyal, repeat visitors to Microsoft Network's default page, which receives up to 10 million visitors per day, by engaging users and encouraging them to click through to the full breadth of the network's content.

     Solution: We created three main graphic panels to simplify delivery of information and bring functional and thematic focus to Microsoft Network's page. We developed the concept of the message center and other personalized custom features, eventually leading to a central user "command center" designed to increase a user's investment in the functionality of the website. We prioritized links, tools, categories and information to make the website user-friendly. We preserved the identity of the website to retain Microsoft Network's established audience, while updating and improving the default page in order to gain and preserve new users.

  The New York Times

     Challenge: To create an online city guide for New York in a clean and elegant way that maintains the integrity of the New York Times brand while delivering optimum functionality and download time for a high-traffic website.

     Solution: We partnered with The New York Times Electronic Media Company to create New York Today, an online city guide from the New York Times. Recognizing that download speed and functionality were high priorities for such a heavily trafficked website, we met the challenge with a design solution that relied on limited graphic elements and strategic use of negative space. The result is a website which retains the New York Times' brand identity and provides users with timely, focused and relevant information. Users can easily customize the website to suit their interests and synchronize the website with calendar applications to notify them of upcoming events of interest.

  Macy's

     Challenge: To bring the Macy's brand into the Internet market by creating a service-oriented, visually stimulating online shopping experience.

     Solution: We partnered with IBM to create macys.com, Macy's e-commerce website. We designed the website to offer a highly personalized shopping experience which meets the online shopper's expectations of Macy's traditional standard of service. For example, the website operates on relational databases to facilitate flexible keyword searches and features a unique shipping module designed by us and adopted by IBM for use in future projects. Key features of the Macy's website include the shopper's e-club, which features electronic gift-giving reminders, an automatic shipment replenishment feature for preferred essential products and an extensive bridal registry website. The Macy's solution was developed on IBM's net.commerce platform while we designed and developed the actual shopping strategy flows and shopping cart functionality. IBM's Arts Cafe designed the website's graphics.

  Betty Crocker

     Challenge: To create a variety of useful, custom-designed database and search tools to address the needs of today's working families while reinforcing Betty Crocker's core brand attributes.

     Solution: We partnered with General Mills to create bettycrocker.com, the brand's first online presence. We successfully extended Betty Crocker's core brand attributes of quality, trust and credibility by creating a user-friendly, information-rich website that brings Betty Crocker into the Internet market. We designed a website that offers recipes, meal planning strategies and cooking hints for website visitors. We created a number of user-friendly custom databases and search tools to offer unique meal planning and recipe solutions.

OUR INVESTMENT BUSINESS

     Our investment business seeks to invest in Internet companies which have business models that we believe represent paradigm-shifting ideas and for which we can leverage our industry relationships and expertise to accelerate the creation of value within our investment portfolio. Our investment business is currently focused on Internet companies engaged in business-to-business e-commerce, Internet enabling tools, broadband and next generation communications sectors. Through our investment process, we decide whether to take a majority stake and incubate the business or a minority strategic position as a venture investment.

     We believe that we have a significant advantage over many other Internet investors in identifying and selecting early stage businesses with the most potential due to our:

     o understanding of Internet business models gained through our Internet services and investment experience;

     o our extensive group of Internet professionals that are able to help us identify high-quality companies and perform diligence on these potential investments; and

     o relationships with financial institutions in the venture and investment community that expose us to valuable opportunities.

     In addition, we believe that we are better able to manage our investment portfolio and ensure the success of our portfolio companies. We support the businesses in which we invest through:

     o access that we provide to the scarce talent of our more than 400 Internet services professionals;

     o business development and assistance for our portfolio companies from our Internet industry veterans, from our other portfolio companies, from our contacts in the Internet industry and from our contacts at Apollo and at their portfolio companies;

     o incubator services that we provide to our majority-held companies, including technology infrastructure improvements, web hosting, legal guidance, and financial and accounting management; and

     o leverage of our relationships within the financial community to facilitate successful financing and mergers and acquisitions transactions for our portfolio companies.

  STRATEGY

  Our Incubator Business

     Our incubator investment strategy is to realize a significant capital return on our investment by adding substantial value to our incubator companies over time. Acting as a long-term partner, we use our resources to actively develop the business strategies, operations and management teams of our incubator companies. Our operating strategy for our incubator companies is to integrate them into a collaborative network that leverages our collective knowledge and resources.

  Our Venture Investment Business

     Our venture investment strategy is to realize a significant capital return on our venture investments by making strategic, early-stage equity investments in Internet companies which we believe will emerge among the next generation of premier Internet companies. We seek to accomplish this goal by identifying promising Internet companies in select industries and assessing our ability to enhance the future success of these companies by employing our Internet services expertise and leveraging our relationships.

  OUR INVESTMENT PROCESS

     We seek to identify high quality investment targets through our relationships in the Internet, venture capital and financial communities and seek to co-invest with well-respected investors. Additionally, we empower our Internet services business to identify investment targets from within its client portfolio of premier Internet firms. We rigorously screen our venture investments by targeting areas of significant growth potential by seeking to identify the industries in which the next generation of premier Internet companies will emerge. We then seek to accelerate the ability of our venture companies to compete successfully by providing them with Internet services, strategic consulting services and business infrastructure services and assisting them to explore potential strategic transactions. Finally, we introduce our venture companies to major financial institutions and investment banks in an effort to create liquidity in our venture investments. We seek to control the risk in our portfolio by investing in Internet-focused companies in diversified vertical industries. In addition, we also regularly make our equity purchases in the form of preferred stock that provides us with governance rights, anti-dilution rights and liquidation preferences.

  INCUBATOR CASE STUDY: CHANGEMUSIC NETWORK.

     According to a report by Market Tracking International, worldwide retail sales in the music industry were $39.7 billion in 1997 and are expected to grow to $46.9 billion by 2004. The emergence of the Internet as a global communications standard, the growth of high-speed Internet access, the development of audio compression techniques, such as MP3, and the proliferation of hardware and software that enables the management and playback of downloadable music is currently driving rapid growth in this industry. Forrester Research estimates that total online music revenues in the United States are expected to grow from $89.0 million in 1998 to $7.8 billion in 2003. Of this amount, Forrester further estimates that $1.1 billion will represent sales of downloadable music in 2003.

     Within the context of this rapidly growing market, we determined that we could efficiently aggregate highly trafficked sites at a low cost, using cash and our common stock, from individual entrepreneurs who did not have the resources or expertise to develop their properties to their fullest potential. We acquired three of the leading, independent MP3 and digital music information sites, two highly popular MP3 search engines and one of the most popular music application customization sites. Together, these properties aggregate a significant amount of web traffic, making the network of sites one of the largest music-oriented destinations on the Internet.

     After acquiring the individual sites, we developed and refined the new company's business model; lent management resources to facilitate the initial marketing, business development, and strategic development of the company; hired employees; provided office space; and assumed all finance, accounting, and legal functions. Our services unit was retained to create ChangeMusic.com by integrating our network of websites and extending our site functionality with a comprehensive suite of web-based services such as fan management, digital download, promotion and marketing, to serve the musician and band.

     Having established the ChangeMusic Network as an effective platform for the distribution of music to consumers, we then accelerated our penetration of the business to business marketplace with the acquisition by ChangeMusic.com of College Media, Inc. or "CMJ", a music media company with a 20-year heritage and a strong and stable revenue base. CMJ has a leading position in the college radio market, maintaining strong relationships with more than 800 college radio stations, and produces a leading industry trade journal covering emerging music, a consumer publication and leading industry events. By integrating the relationships and content of CMJ with the online user base of the original ChangeMusic Network, we have positioned ChangeMusic.com to provide a unique, market-leading set of offerings to meet the needs of emerging artists, record labels and music consumers. In addition, we created a compelling value proposition for CMJ shareholders by structuring a creative, multi-step transaction using cash, our common stock and equity in the combined company.

  OUR INCUBATOR COMPANIES

     Currently, our incubator companies are ChangeMusic Network, Inc., ePrize, Inc., iFace.com Inc., LiveUniverse.com, Inc., Notus Communications and Regards.com.

  ChangeMusic Network

     ChangeMusic Network (also known as CMJ.com, Inc.) has a combination of online and offline properties that deliver news, information, content and services to music consumers, artists and the music industry. The ChangeMusic Network also operates a business-to-business services group under the CMJ brand. The business-to-business division offers the music industry its CMJ New Music Report trade publication, one of the largest music industry conferences in the world, and a website through which subscribers can gain access to various exclusive data products as well as promotional and talent development (A&R) services. We own approximately 74% of ChangeMusic Network on a fully diluted basis.

  ePrize

     ePrize.net is an online sweepstakes, direct marketing and promotions company that offers end-to-end solutions for customer acquisition and retention. ePrize uses its patent-pending Pooled eDrawings to help clients attract new visitors to websites, increase retention and build long-term online customer relationships. ePrize professionals help clients design, administer and maintain successful online sweepstakes and other promotional online efforts. We own approximately 80% of ePrize on a fully diluted basis.

  iFace

     iFace.com develops products for telecommunication service providers and for system integrators that telephony-empower websites and other Internet applications. By developing systems around an architecture that handles thousands of simultaneous phone calls over multiple transports, such as Public Switched Telephone Network, Voice over IP and ATM, and providing off-the-shelf applications for telecommunication service providers, iFace provides a robust telephone solution for today's market. We own approximately 68% of iFace on a fully diluted basis.

  LiveUniverse

     LiveUniverse.com is an ASP and ASP aggregator dedicated to lowering the barriers to entering the Internet economy. LiveUniverse currently offers a suite of advertising-supported hosted community tools through tens of thousands of websites around the world. LiveUniverse is creating a unique service which will enable any company to quickly and efficiently create a custom website, intranet and extranet. LiveUniverse will earn revenue from reselling subscriptions based ASP services and participating in the various forms of e-commerce it enables for affiliates. We own approximately 85% of LiveUniverse on a fully diluted basis.

  Notus

     Notus Communications provides clients with private label Unified Messaging technology and solutions. Users of Notus technology receive a personal, direct inward dial local telephone number. Users can keep this number for life, regardless of the number of times they move. When someone calls the telephone number, they can leave a voicemail message or send a fax. The system will automatically detect whether the call is a voice or fax connection. We own approximately 68% of Notus on a fully diluted basis.

  Regards

     Regards.com is one of the leading websites for electronic greeting card distribution and is consistently ranked in the top 10 for the category by MediaMetrix for unique monthly visitors. With the recent addition of Buildacard.com, Card4you.com and the other websites in The Greetingland Network, we expect that Regards.com, which will aggregate traffic from these additional websites, will become one of the leading websites in the online greeting industry. Visitors to the website will have the opportunity to create their own greeting cards and to purchase gifts, as well as additional features and enhancements such as voice enabled greeting cards, and interactive game cards. We own approximately 90% of Regards.com on a fully diluted basis.

  OUR VENTURE INVESTMENTS

     We hold investments in the following companies:

                                                    APPROXIMATE
                                 INITIAL DATE OF       % OF
COMPANY NAME                       INVESTMENT       OWNERSHIP     DESCRIPTION OF BUSINESS
------------------------------   ---------------    -----------   -----------------------------------------------
Active Leisure                   October 1999              25%    Internet community for motorcycle enthusiasts
  (Competition Accessories)                                       and direct marketer of motorcycles, parts and
                                                                  accessories.

ANT 21                           September 1999            33%    Internet music label representing artists
  (AtomicPop.com)                                                 dedicated to leveraging the digital medium to
                                                                  change the way music is acquired, promoted,
                                                                  sold and distributed.

Archive.com                      December 1999              3%    Provider of secure Internet-based archival and
                                                                  retrieval services for business critical
                                                                  document management.

Commerce Dynamics                October 1999               5%    Provider of enhanced, cost effective
  (GoShip.com)                                                    cooperative shipping and fulfillment solutions
                                                                  for e-commerce websites.

Deltathree.com                   November 1999       Less than    Provider of Internet protocol telephony
                                                            1%    services, including voice and data transmission
                                                                  and enhanced Internet-based communication
                                                                  services.

Edmunds.com                      October 1999               3%    Provider of automotive information, including
                                                                  original editorial content, complete pricing
                                                                  and specification information and sales
                                                                  referrals for purchasing, finance, insurance,
                                                                  warranty and other ancillary services.

GFI                              August 1999                7%    Internet information and advocacy portal
  (SpeakOut.com)                                                  providing a platform for citizens to debate
                                                                  issues, comment on news and communicate with
                                                                  government, political and business leaders.

Howtoguru.com                    November 1999             13%    Provider of sports instructional content and
                                                                  services for sports participants through
                                                                  broadband and narrowband technologies.

iParty                           September 1999             2%    Internet-based merchant of party goods, party
                                                                  related services and party-planning advice.

L90                              September 1999             5%    Provider of comprehensive online advertising
                                                                  and direct marketing solutions for advertisers
                                                                  and Web publishers.

Like.com                         September 1999             5%    Internet recommendation service highlighting
                                                                  celebrity style choices to drive e-commerce by
                                                                  collecting and aggregating their likes and
                                                                  dislikes.

Money Hunt                       October 1999              14%    Online and offline media company dedicated to
                                                                  entertaining, educating and empowering
                                                                  entrepreneurs as they seek capital for and
                                                                  develop their start-up ideas.

                                                    APPROXIMATE
                                 INITIAL DATE OF       % OF
COMPANY NAME                       INVESTMENT       OWNERSHIP     DESCRIPTION OF BUSINESS
------------------------------   ---------------     ---------    -----------------------------------------------
QuickNet                         November 1999              8%    Provider of hardware and software low-density
                                                                  Internet telephony products including the award
                                                                  winning Internet PhoneJACK and Internet
                                                                  PhoneCARD hardware and the Internet SwitchBoard
                                                                  software for Windows and Linux PCs.

Smart Online                     September 1999             1%    Provider of Web-hosted business productivity
                                                                  applications and information resources for
                                                                  small businesses and entrepreneurs.

StreamSearch.com                 September 1999            15%    Streaming media search engine that offers the
                                                                  easiest to use and most complete database of
                                                                  live events, full-length motion pictures,
                                                                  sports, weather, entertainment news and
                                                                  pay-per-view events on the Internet.

CUSTOMERS

     Our customers are engaged in a broad variety of industries, including consumer service, financial, technology, entertainment, consumer goods, retail and automotive. Our customers include AT&T, Dr. Drew, Epson, Forbes, Microsoft, Nestle, Ritz Carlton and Weider. We estimate that our five largest clients in 1999 accounted for approximately 14% of our revenues and that no single client accounted for more than 5% of our revenues.

COMPETITION

  Competition in the Internet Services Industry

     While the market for strategic Internet services is relatively new, it is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by us. We believe that competition will intensify and increase in the future.

     Our competitors can be divided into several groups:

     o Internet professional service providers, such as Proxicom, iXL Enterprises, Inc., Scient Corporation, USWeb and Viant Corporation;

     o large systems integrators, such as Andersen Consulting, Computer Sciences Corporation and IBM;

     o specialty systems integrators, such as Cambridge Technology Partners, Inc. and Sapient Corporation;

     o strategy consulting firms, such as Boston Consulting Group, Inc. and McKinsey & Company, Inc.; and

     o interactive marketing firms, such as Agency.com, Ltd., Modem Media.Poppe Tyson, Inc., Organic, Inc. and Razorfish, Inc.

     There are relatively low barriers to entry into the strategic Internet services industry, and the costs to develop and provide Internet services are low. Therefore, we expect that we will continually face additional competition from new entrants into the market in the future, and we are also subject to the risk that our employees may leave us and start competing businesses.

  Competition for Venture Investments

     We face competition from numerous other capital providers seeking to acquire interests in Internet-related businesses, including:

     o other Internet companies

     o venture capital firms;

     o large corporations; and

     o other capital providers who also offer support services to companies.

     Traditionally, venture capital and private equity firms have dominated investments in emerging technology companies, and many of these types of competitors may have greater experience and financial resources than us. In addition to competition from venture capital and private equity firms, several public companies such as CMGI, Internet Capital Group and Safeguard Scientifics, as well as private companies such as Idealab!, devote significant resources to providing capital together with other resources to Internet companies. Additionally, corporate strategic investors, including Fortune 500 and other significant companies, are developing Internet strategies and capabilities.

TECHNOLOGY

     We develop client solutions on the current state-of-the-art technology platforms, including Linux and those developed by Microsoft, Sun Microsystems and IBM. These technologies are applied to client solutions in conjunction with an in-depth requirements analysis, including business models, existing infrastructure and technology and business forecasting. These solutions include existing technology analysis, network and applications architecture and implementation, security analysis and implementation, application development, legacy integration, testing, maintenance and transfer. We also provide managed application services to our clients. In addition, we have built an optimized wide area network to support our worldwide offices, providing internal knowledge management, project management and human resources functionality. Both the internal and external networks are monitored through our network operations center, which uses state-of-the-art tools for performance analysis and assurance.

INTELLECTUAL PROPERTY RIGHTS

     We rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect our proprietary rights. We enter into confidentiality agreements with our employees, generally require that our consultants and clients enter into such agreements and limit access to and distribution of our proprietary information. We cannot assure you that the steps taken by us in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

     A portion of our business involves the development of software applications for specific client engagements. Ownership of such software is the subject of negotiation and is frequently assigned to our clients, with a license frequently being retained by us for certain uses. Some of our clients have prohibited us from marketing the applications developed for them for specified periods of time or to specified third parties, and we cannot assure you that our clients will not continue to demand similar or other restrictions in the future. Issues relating to the ownership of and rights to use software applications can be complicated, and we cannot assure you that disputes will not arise that affect our ability to resell such applications. In connection with projects which use our previously developed solutions, we may, in some cases, obtain a license fee from the client for use of our solution and a development fee from the client for any required additional customization.

EMPLOYEES

     As of December 31, 1999, we had 728 employees. We believe our relationship with our employees is good. None of our employees is represented by a union. Generally, our employees are retained on an at-will basis. We have entered into employment agreements, however, with many of our key employees. We require all of our senior managers, as well as most of our key employees, to sign confidentiality agreements and non-competition agreements which prohibit them from competing with us during their employment and for various periods thereafter.

GOVERNMENT REGULATION

     Currently, we are not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies, and laws and regulations applicable to businesses generally. Few laws or regulations are directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet, including the possible levying of tax on e-commerce transactions. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business.

ITEM 2.  PROPERTIES

     We conduct our administrative and operations activities from 22 leased facilities totaling approximately 250,000 square feet, pursuant to leases expiring through 2008. These facilities are located in New York, New York; Dallas, Texas; Los Angeles, California; Atlanta, Georgia; Detroit, Michigan; Toronto, Ontario; San Francisco, California; Houston, Texas; San Antonio, Texas; Irvine, California; Scottsdale, Arizona; Kendall Park, New Jersey; Great Neck, New York; Sydney, Australia; London, England and Singapore. We routinely evaluate our facilities for adequacy in light of our plans for growth in various geographic markets. We do not anticipate purchasing property in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any pending material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock trades on The Nasdaq National Market under the symbol "RRRR". Prior to February 15, 1996 our common stock was listed on The Nasdaq Small Cap Market. Based on quotations reported by Nasdaq, the range of high and low bids for our common stock for the two most recent fiscal years is as follows:

                                                                       1999
                                                     ----------------------------------------
                                                     4TH QTR    3RD QTR    2ND QTR    1ST QTR
                                                     -------    -------    -------    -------
High Bid:.........................................   $44 1/16   $13 7/8    $20 1/8    $5 31/32
Low Bid:..........................................     9 5/8     6 9/16    4 13/16      3 5/8


                                                                       1998
                                                     ----------------------------------------
                                                     4TH QTR    3RD QTR    2ND QTR    1ST QTR
                                                     -------    -------    -------    -------
High Bid:.........................................   $4 31/32   $ 6 1/2    $ 7 1/2    $ 3 1/4
Low Bid:..........................................     1 5/8      1 5/8     2 3/16    1 13/16

     The above quotations reported by Nasdaq represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations may not represent actual transactions. On February 18, 2000, the last reported sale price for our common stock was $49.875 per share.

     As of February 18, 2000, we had approximately 818 recordholders of our common stock. This number was derived from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. Holders of our common stock are entitled to share ratably in dividends, if and when declared by our board of directors.

     We have not paid a dividend on our common stock for the fiscal years ended December 31, 1998 and December 31, 1999, and it is unlikely that we will pay any dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements and financial condition, and general business conditions. Under the terms of the purchase agreement we entered into with the holders of our Series A convertible preferred stock, for so long as such holders beneficially own not less than 100,000 shares of Series A convertible preferred stock, we are prohibited from declaring or paying, and may not permit any of our subsidiaries to declare or pay, any dividend or make any other distribution in respect of any other shares of our capital stock without the prior written consent of such holders. In addition, future borrowings or issuances of preferred stock may prohibit or restrict our ability to pay or declare dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following historical selected financial data for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from financial statements that have been audited by our independent accountants. There were no cash dividends paid to holders of our common stock in any of these years. The data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. The format of prior year data has been conformed to reflect the accounting for discontinued operations.

                                                                  YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------
                                              1995           1996           1997           1998           1999
                                           -----------    -----------    -----------    -----------    -----------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues................................   $        --    $        --    $        --    $     4,688    $    36,694
Cost of revenues........................            --             --             --          3,610         19,650
                                           -----------    -----------    -----------    -----------    -----------
  Gross profit..........................            --             --             --          1,078         17,044
                                           -----------    -----------    -----------    -----------    -----------
Expenses:
  Sales and marketing...................            --             --             --            896          5,450
  General and administrative............         1,383          1,546          1,992          5,674         32,406
  Depreciation and amortization.........            --             --             --         12,584         25,994
                                           -----------    -----------    -----------    -----------    -----------
    Total expenses......................         1,383          1,546          1,992         19,154         63,850
                                           -----------    -----------    -----------    -----------    -----------
Loss from operations....................        (1,383)        (1,546)        (1,992)       (18,076)       (46,806)
Interest income (expense), net..........           346            686            493         (1,279)        (1,396)
Equity interest in net loss of
  investments...........................            --             --             --             --         (1,468)
Other income............................            --             --             --             --            200
                                           -----------    -----------    -----------    -----------    -----------
Loss before taxes and discontinued
  operation.............................        (1,037)          (860)        (1,499)       (19,355)       (49,470)
  Income tax expense....................            --             --             --            355             --
                                           -----------    -----------    -----------    -----------    -----------
    Loss before discontinued operation..        (1,037)          (860)        (1,499)       (19,710)       (49,470)
                                           -----------    -----------    -----------    -----------    -----------
Discontinued operation:
  Loss from discontinued operation......        (5,287)        (6,295)       (11,985)        (5,166)            --
  Gain on restructuring Engelhard/ICC...            --             --             --         24,257             --
                                           -----------    -----------    -----------    -----------    -----------
    (Loss) income from discontinued
       operation........................        (5,287)        (6,295)       (11,985)        19,091             --
                                           -----------    -----------    -----------    -----------    -----------
Net loss................................        (6,324)        (7,155)       (13,484)          (619)       (49,470)
  Deemed dividend attributable to
    issuance of convertible preferred
    stock...............................            --             --             --             --        (29,879)
  Cumulative dividends and accretion of
    convertible preferred stock to
    liquidation value...................          (301)           (49)            --             --        (13,895)
                                           -----------    -----------    -----------    -----------    -----------
Net loss attributable to common
  stockholders..........................   $    (6,625)   $    (7,204)   $   (13,484)   $      (619)   $   (93,244)
                                           -----------    -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------    -----------
Basic and diluted (loss) earnings per
  share:
  Continuing operations.................   $     (0.07)   $     (0.04)   $     (0.07)   $     (0.78)   $     (2.55)
  Discontinued operation................   $     (0.40)   $     (0.31)   $     (0.56)   $      0.76    $        --
                                           -----------    -----------    -----------    -----------    -----------
Net loss per share......................   $     (0.47)   $     (0.35)   $     (0.63)   $     (0.02)   $     (2.55)
                                           -----------    -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------    -----------
Basic weighted average common shares
  outstanding...........................    14,072,867     20,332,952     21,339,635     25,282,002     36,625,457

                                                                          YEARS ENDED DECEMBER 31
                                                          --------------------------------------------------------
                                                                               (IN THOUSANDS)
                                                            1995        1996        1997        1998        1999
                                                          --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Cash and cash equivalents..............................   $  1,573    $  9,641    $  1,257    $    918    $ 28,540
Investments in affiliates..............................         --          --          --          --      26,467
Total assets...........................................      4,797      12,251       4,522      44,743     160,423
Notes payable, less current portion....................         --          --          --      10,592         997
Total liabilities......................................      3,263       2,180       7,584      14,921      19,208
Series A convertible preferred stock...................         --          --          --          --      36,224
Stockholders' equity (deficit).........................      1,534      10,071      (3,062)     29,822     104,991

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements.

OVERVIEW

     We are an Internet-focused company that:

     o provides Internet professional services to companies;

     o invests in and develops, manages and operates companies in selected Internet-focused market segments; and

     o takes strategic equity positions in companies that we believe possess superior Internet-focused business models.

     Our end-to-end Internet professional services offering encompasses the entire Internet services spectrum, ranging from strategic and creative consulting to applications development, implementation and hosting. Our customers include AT&T, Dr. Drew, Epson, Forbes, Microsoft, Nestle, Ritz Carlton and Weider.

     We also invest in and internally develop, manage and operate companies in selected Internet-focused market segments. In addition, we make minority investments in independently managed companies, in which we co-invest with well-known financial and industry partners such as Brentwood Associates, Compaq Computer Corp., Constellation Ventures, GE Capital Corp., Hicks, Muse, Tate & Furst, Mayfield Partners and Omnicom. Our investment business is currently focused on Internet companies engaged in the business-to-business e-commerce, Internet enabling tools, broadband and next generation communications sectors. Our investment in these businesses amounted to $54.5 million at December 31, 1999.

     Our operating results are primarily driven by the Internet services business of Rare Medium, Inc. We evaluate the performance of Rare Medium, Inc. as a separate segment. Revenue, operating loss and loss before interest, taxes, depreciation and amortization are used to measure and evaluate our financial results and make relative comparisons to other entities that operate within the Internet services industry. Rare Medium, Inc.'s revenue, including revenue from services provided to our consolidated subsidiaries, increased to $36.9 million in 1999 from $4.7 million in 1998. Loss before interest, taxes, depreciation and amortization increased from $1.9 million to $6.3 million in 1999. These increases reflect the increase in our billable employees, as a result of our acquisitions and aggressive hiring strategy, and the increase in our cost associated with the geographic expansion into select markets. Our sequential revenue increased 43% from $11.9 million for the third quarter ended
September 30, 1999 to $17.0 million for the fourth quarter ended December 31, 1999.

     During the year ended December 31, 1999, we acquired 22 businesses, 9 of which are in our Internet services business, for $3.2 million of cash and an aggregate of 4,977,923 shares of common stock which were issued in private placements. Some of the shares issued in connection with these transactions are held in escrow as security for covenants contained in the respective merger agreements. Each of these transactions has been accounted for under the purchase method of accounting. The purchase prices, which totaled $51.2 million in stock and cash, were allocated to net tangible assets, which consisted primarily of cash, accounts receivable, property and equipment, accounts payable and notes payable. Intangible assets, which consist primarily of goodwill, of $57.3 million resulting from these transactions are being amortized over a three-year period.

     Many of our Internet service contracts are currently on a fixed price basis, rather than a time and materials basis. We recognize revenues from fixed price contracts based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, we report for periods during which we are working on a project may not accurately reflect the final results of the project and we would be required to make adjustments to such estimates in a subsequent period.

     Our Internet services clients generally retain us on a project by project basis, rather than under long-term contracts. As a result, a client may or may not engage us for further services once a project is completed. Establishment and development of relationships with additional companies and other corporate users of information technology and securing repeat engagements with existing clients are important components of our success.

     Cost of revenues includes salaries, payroll taxes and related benefits and other direct costs associated with the generation of revenues. Sales and marketing expense represent the actual costs associated with our marketing and advertising. General and administrative expenses include facilities costs, recruiting, training, finance, legal, and and other corporate costs as well as salaries and related employee benefits for those employees that support such functions.

     Prior to March 1999, our name was ICC Technologies, Inc. On April 15, 1998, ICC acquired Rare Medium, Inc., an Internet services business and shortly thereafter changed its name to Rare Medium Group, Inc. Following this acquisition, all non-Internet-related operations were divested and the chief executive officer of Rare Medium, Inc. became the chief executive officer of Rare Medium Group, Inc. As a result of these transactions, the results of operations of the non-Internet-related business for all periods have been accounted for as a discontinued operation. Accordingly, our discussion in the section entitled "Results of Operations" focuses on our Internet-related businesses, and operating results for 1998 are presented on a pro forma basis to give effect to these transactions, including the operating results of these Internet-related businesses for the three months ended March 31, 1998. The amounts shown for the year ended December 31, 1999 include our operations as they are reported. For information related to the operations of the non-Internet-related businesses during the first, second and third quarters of 1998, refer to our Forms 10-Q filed for the applicable quarters.

     Our board of directors has approved an equity participation plan that allows our Compensation Committee to incentivize our employees by allocating to them up to 20% of any profit we might recognize when and if our investments in portfolio and incubator companies become liquid, subject to vesting and other requirements. We will have the right to pay such amount either in cash, in our common stock or a combination thereof. Although we expect the Compensation Committee to make allocations of awards under this plan in the first half of 2000, no awards have been made as of the date of this report. Depending on the structure of the awards under this plan, we may be required to record compensation expense in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                  YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               1998          1999
                                                                                            -----------    --------
                                                                                             UNAUDITED      ACTUAL
                                                                                             PRO FORMA
                                                                                                (IN THOUSANDS)
Revenues.................................................................................    $   5,830     $ 36,694
Cost of Revenues.........................................................................        4,489       19,650
                                                                                             ---------     --------
  Gross profit...........................................................................        1,341       17,044
                                                                                             ---------     --------
Expenses:
  Sales and marketing....................................................................          896        5,450
  General and administrative.............................................................        6,210       32,406
  Depreciation and amortization..........................................................       12,628       25,994
                                                                                             ---------     --------
  Total expenses.........................................................................       19,734       63,850
                                                                                             ---------     --------
Loss from operations.....................................................................      (18,393)     (46,806)
Interest expense, net....................................................................       (1,383)      (1,396)
Equity interest in net loss of investments...............................................           --       (1,468)
Other income.............................................................................           --          200
                                                                                             ---------     --------
Loss before taxes and discontinued operation.............................................      (19,776)     (49,470)
                                                                                             ---------     --------
Income tax expense.......................................................................          355           --
                                                                                             ---------     --------
Loss before discontinued operation.......................................................      (20,131)     (49,470)
Discontinued operation:
  Loss from discontinued operation.......................................................       (5,166)          --
  Gain on restructuring of Englehard/ICC.................................................       24,257           --
                                                                                             ---------     --------
Income from discontinued operation.......................................................       19,091           --
                                                                                             ---------     --------
Net loss.................................................................................       (1,040)     (49,470)
Deemed dividend attributable to issuance of convertible preferred stock..................           --      (29,879)
Cumulative dividends and accretion of convertible preferred stock to liquidation value...           --      (13,895)
                                                                                             ---------     --------
Net loss attributable to common stockholders.............................................    $  (1,040)    $(93,244)
                                                                                             ---------     --------
                                                                                             ---------     --------

REVENUES

     Revenue for the year ended December 31, 1999 increased to $36.7 million from $5.8 million for the year ended December 31, 1998, an increase of $30.9 million or 529%. The increase reflects the increase in our billable employees as a result of acquisitions and aggressive hiring strategy, that has facilitated increases in both the number and relative size of client engagements. All of the acquired Internet services businesses' operations have been or are being integrated into the existing operations of Rare Medium, Inc. Our incubator companies generated revenues totaling $1.6 million in 1999, their first year of operations.

COST OF REVENUES

     Cost of revenues for the year ended December 31, 1999 increased to $19.7 million from $4.5 million for the year ended December 31, 1998, an increase of $15.2 million or 338%. The increase is due primarily to a substantial increase in personnel added in our Internet services business. We expect cost of revenues to increase on an absolute dollar basis as we hire additional personnel and incur additional costs related to the anticipated growth of our Internet services business. The increase in cost of revenues also reflects $1.0 million of costs related to our incubator businesses.

SALES AND MARKETING EXPENSE

     Sales and marketing expense for the year ended December 31, 1999 increased to $5.5 million from $0.9 million for the year ended December 31, 1998, an increase of $4.6 million. The increase is primarily the result of implementation of a national marketing program to build the "Rare Medium" brand and an advertising campaign for Rare Medium, Inc. during 1999. We expect sales and marketing expenses to increase as we continue to build brand awareness.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense for the year ended December 31, 1999 increased to $32.4 million from $5.7 million for the year ended December 31, 1998, an increase of $26.7 million or 471%. The increase is due to our continued investment in building infrastructure to support our business plan. During 1999, we also hired a president and senior operations managers for our major offices in New York and Los Angeles for Rare Medium, Inc. and expanded into new markets in Toronto, Dallas, San Francisco, San Antonio, Detroit, Sydney, Houston and Atlanta. The increase in general and administrative expenses also relates to the costs associated with required resources to implement our venture/incubator strategy and the costs associated with generating the substantial revenue increase from 1998.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense substantially consists of the amortization of intangible assets. Depreciation and amortization expense for the year ended December 31, 1999 increased to $26.0 million from $12.6 million for the year ended December 31, 1998, an increase of $13.4 million or 106%. This increase resulted primarily from our acquisitions during 1999. We anticipate that expenses related to the amortization of intangible assets will increase in future periods as we continue to make acquisitions.

INTEREST EXPENSE, NET

     Interest expense, net for the year ended December 31, 1999 includes
$0.6 million of interest expense related to the Rare Medium Note, $1.4 million of interest expense related to the induced conversion of a portion of the Rare Medium Note by certain holders into common stock, and $1.1 million of interest expense related to the convertible debentures held by certain investors which were outstanding during part of 1999 prior to being converted in connection with the Apollo transaction in June 1999. The interest expense related to the Rare Medium Note represents the accrued interest on our note payable to the original Rare Medium, Inc. stockholders, payable in a combination of cash or shares of our common stock, at our election, subject to some restrictions. The interest expense relating to the convertible debentures includes $1.0 million for the amortization of the debt discount and the beneficial conversion feature. Total interest expense was partially offset by interest income of $1.7 million relating to the income earned on the net proceeds received from the sale to Apollo of our Series A convertible preferred stock and Series 1-A and Series 2-A warrants.

NET (LOSS) INCOME

     For the year ended December 31, 1999, we recorded a net loss of $49.5 million. Excluding $26.0 million in amortization and depreciation, the net loss was $23.5 million. The loss was primarily due to the factors described in "Cost of Revenues," "General and Administrative Expense" and "Sales and Marketing Expense."

     Included in net loss attributable to common shareholders of $93.2 million was $43.8 million of non-cash deemed dividends and accretion related to issuance of our Series A convertible preferred stock. These dividends included a one-time non-cash deemed dividend resulting from the difference between the market price of our common stock and the conversion price of our Series A convertible preferred stock on the date of issuance of the Series A convertible preferred stock. In addition to this non-cash deemed dividend, dividends were accrued related to the pay-in-kind dividends payable quarterly on the Series A convertible preferred stock, and to the accretion of the $29.9 million carrying amount of the Series A convertible preferred stock up to the $87.0 million face redemption amount over 13 years.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     Through a series of transactions, we restructured our operations during 1998 to focus solely on the business of providing Internet services primarily to large and medium sized businesses. This was accomplished by restructuring our Engelhard/ICC joint venture; purchasing the Internet-related businesses of Rare Medium, Inc., I/O 360 and DigitalFacades; and disposing of a majority of our partnership interests in Fresh Air Solutions in October, 1998. Historically, we had been engaged in the design, development, manufacture and marketing of desiccant based climate control systems.

     The results include the pro forma results of Rare Medium, Inc. as if the acquisition were completed on January 1, 1997. The 1998 results include the results of DigitalFacades and I/O 360 since their dates of acquisition in August of 1998.

                                                                                         RARE MEDIUM GROUP, INC.
                                                                                           UNAUDITED PRO FORMA
                                                                                         STATEMENT OF OPERATIONS
                                                                                         -----------------------
                                                                                                   1997
                                                                                         -----------------------
                                                                                             (IN THOUSANDS)
Revenues..............................................................................          $   3,856
Expenses:
  Operating expense...................................................................              2,781
  Corporate general and administrative................................................              1,991
  Stock-based compensation............................................................              4,589
  Depreciation and amortization.......................................................                107
                                                                                                ---------
                                                                                                    9,468
                                                                                                ---------
Loss from operations..................................................................          $  (5,612)
                                                                                                ---------
                                                                                                ---------
Net loss..............................................................................          $ (17,112)
                                                                                                ---------
                                                                                                ---------

                                                                                        RARE MEDIUM GROUP, INC.
                                                                                          UNAUDITED PRO FORMA
                                                                                        STATEMENT OF OPERATIONS
                                                                                        -----------------------
                                                                                                 1998
                                                                                        -----------------------
Revenues..............................................................................         $   5,830
Expenses:
  Operating expense...................................................................             9,541
  Corporate general and administrative................................................             2,054
  Stock-based compensation............................................................                --
  Depreciation and amortization.......................................................            12,628
                                                                                               ---------
                                                                                                  24,223
                                                                                               ---------
Loss from operations..................................................................         $ (18,393)
                                                                                               ---------
                                                                                               ---------
Net
loss..............................................................................             $  (1,040)
                                                                                               ---------
                                                                                               ---------

REVENUES

     Revenues for the year ended December 31, 1998 increased to $5.8 million from $3.9 million for the year ended December 31, 1997, an increase of $1.9 million. The increase was primarily due to the acquisitions of DigitalFacades and I/O 360 late in the third quarter of 1998, as well as increased business generated by the professional services business. The increase in revenues resulted from both higher revenues for some of our existing clients as well as the addition of new clients. On a pro forma basis, if the acquisitions of Digital Facades and I/O 360 had been effective January 1, 1998, unaudited revenues for the year ended December 31, 1998 would have been $8.3 million.

EXPENSES

OPERATING EXPENSES

     Operating expenses increased to $9.5 million for the year ended
December 31, 1998 from $2.8 million for the year ended December 31, 1997, an increase of $6.7 million. The majority of the increase is related to the significant increase in personnel as a result of the expansion and scaling of the business, as the number of personnel more than tripled and we went from one location in 1997 to five in 1998. These operating expenses include both direct costs related to revenues as well as general and administrative expenses related to Internet professional services. Included in these expenses are costs related to our significant investment of time and resources into: (1) the organizational restructuring and reengineering of the company; (2) building the systems infrastructure both in terms of systems (website, Intranet redesign, scaling of network) and personnel; and (3) the integration of I/O 360 and DigitalFacades into the Rare Medium, Inc. functional and organizational structure. We anticipate that operating expenses will continue to increase in absolute dollars as we continue to build our infrastructure to support our expected growth from both internal sources and through acquisitions.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

     Corporate general and administrative expenses were $2.0 million for each of the years ended December 31, 1998 and December 31, 1997. For the year ended December 31, 1998, corporate general and administrative expenses included professional fees for legal and accounting services and salaries and our corporate overhead prior to the acquisition of Rare Medium, Inc. in April 1998 and for some of the costs associated with our transitioning to our new business. Corporate general and administrative expenses for the year ended December 31, 1997 represented expenses not associated with the Internet services business of Rare Medium, Inc. and were related primarily to legal, accounting, public relations and other administrative expenses including salaries and our corporate overhead in support of our then existing businesses.

DEPRECIATION AND AMORTIZATION EXPENSES

     Depreciation and amortization expenses for the year ended December 31, 1998 increased to $12.6 million from $0.1 million for the year ended December 31, 1997, an increase of $12.5 million. This increase was due to the amortization of goodwill related to the acquisitions during 1998 of Rare Medium, Inc., I/O 360 and DigitalFacades, with $11.4 million related to the Rare Medium, Inc. acquisition in April 1998. The goodwill relating to the acquisitions is being amortized over a three-year period.

LOSS FROM OPERATIONS

     The loss from operations for the year ended December 31, 1998 increased to $18.4 million from a loss of $5.6 million for the year ended December 31, 1997, an increase of $12.8 million. The most significant reason for the increased loss was the amortization expense in 1998 in addition to the increased operating expenses. The loss for 1997 includes $4.6 million in non-cash charges for stock-based compensation of which $4.1 million relates to warrants granted to an officer of Rare Medium, Inc. Excluding these non-cash charges, the loss from operations for 1997 would have been $1.0 million.

NET (LOSS) INCOME

     The net loss for the year ended December 31, 1998 was $0.8 million. The major difference between the loss from operations and the net loss is a $24.3 million gain on the restructuring of our joint venture partnership with the Englehard Corporation, the Englehard/ICC partnership.

LIQUIDITY AND CAPITAL RESOURCES

     We had $28.5 million in cash and equivalents at December 31, 1999. This amount is substantially a result of the proceeds received from the issuance of our Series A convertible preferred stock and Series 1-A and Series 2-A warrants partially offset by the venture and incubator investments and the cash used to expand our Internet services business into new markets.

     Cash used in operating activities was $32.0 million for the year ended December 31, 1999 and resulted primarily from the net loss of $49.5 million, offset by non-cash charges of $30.1 million (which consists of depreciation, amortization, equity interest in net loss on investments and non-cash interest charges) and changes in working capital.

     Cash used in investing activities was $39.9 million for the year ended December 31, 1999, which primarily consists of the purchase of businesses and venture investments of $31.1 million, and capital expenditures of $8.8 million. Capital expenditures have generally been comprised of purchases of computer hardware and software, as well as leasehold improvements related to leased facilities, and are expected to increase in future periods.

     Cash provided by financing activities was $99.5 million for the year ended December 31, 1999. This consisted primarily of issuance of $6.0 million convertible debentures (which were subsequently converted into common stock), $83.0 million of net proceeds from the issuance of the Series A convertible preferred stock as discussed below, and the exercise of warrants and options that yielded $11.8 million, partially offset by repayment of borrowings totaling $1.3 million. We currently believe that the net proceeds of our public offering and the private placement, in addition to cash generated by operations, will be sufficient to meet our working capital needs for the next twelve months.

THE RARE MEDIUM NOTEHOLDERS

     During 1999, we issued 1,431,756 shares of common stock to certain noteholders in exchange for their beneficial interest in $8.5 million of the original principal amount of the Rare Medium Note. In 1999, we recognized approximately $1.4 million of non-cash interest expense related to the conversion to the extent the market value of the stock on the date of conversion exceeded the conversion price. As of December 31, 1999, as a result of these transactions, there is a remaining principal balance of $2.0 million payable under the Rare Medium Note, which bears interest payable semi-annually at the prime rate, and is due in two equal principal installments on April 15, 2000 and April 15, 2001. In February 2000, the remaining principal balance of
$2.0 million was converted into common stock at fair value.

THE APOLLO SECURITIES PURCHASE

     On June 4, 1999, we issued and sold to Apollo Investment Fund IV, LP, Apollo Overseas Partners IV, LP and AIF IV/RRRR LLC, for an aggregate purchase price of $87.0 million, 126,000 shares of our Series A convertible preferred stock, 126,000 Series 1-A warrants, 1,916,994 Series 2-A warrants, 744,000 shares of our Series B convertible preferred stock, 744,000 Series 1-B warrants and 10,345,548 Series 2-B warrants. The Series A convertible preferred stock and Series B convertible preferred stock accrue dividends at an annual rate of 7.5%. The Series A and Series B convertible preferred stock are subject to mandatory redemption on June 30, 2012.

     Under the terms of the securities purchase agreement with the Apollo stockholders at the 1999 annual meeting of our stockholders held on August 19, 1999, the holders of common stock approved the conversion of all of the Series B convertible preferred stock, Series 1-B warrants and Series 2-B warrants, including such additional Series B securities that have been issued as dividends, into like amounts of Series A convertible preferred stock, Series 1-A warrants and Series 2-A warrants, respectively.

     Pursuant to the approval, all Series B convertible preferred stock, Series 1-B warrants and Series 2-B warrants were converted into Series A convertible preferred stock, Series 1-A warrants and Series 2-A warrants, respectively. The Series A securities are convertible into or exercisable for voting common stock whereas the Series B securities were convertible into or exercisable for non-voting common stock.

ISSUANCE OF COMMON STOCK

     On January 14, 2000, we sold 2,500,000 shares of our common stock for gross proceeds of $70.1 million (net proceeds of $65.7 million) in a private transaction to a group of mutual funds managed by Putnam Investments and Franklin Resources, Inc., which we refer to in this report as the "private placement."

YEAR 2000 ISSUE

     The "Year 2000 Issue" refers to the problem of many computer programs using the last two digits to represent a year rather than four digits (i.e., "99" for 1999). Some of our computer programs may have date-sensitive software that may not operate properly when dealing with years past 1999, which is when "00" will represent the Year 2000. To the extent that this situation exists, there is a potential for computer system failure or miscalculations, which could cause a disruption of operation of that program. The problem is not limited to computer software, since some equipment may have date-sensitive processors that may not be able to properly use dates after the year 1999.

     We appointed a Year 2000 Task Force to perform an assessment of our readiness for Year 2000. This assessment included quality assurance testing of our internally developed software and applications; quality assurance testing of our overall information technology systems; contacting third-party vendors and licensors of material software and services that are both directly and indirectly related to the delivery of our products and services; assessing our repair and replacement requirements; and creating contingency plans in the event of Year 2000 failures.

     Our material software component vendors and our Internet service provider informed us that the products we use are currently Year 2000 compliant. We purchased all of our software and hardware within the past two years, and therefore we do not have legacy systems that have been historically identified to have

Year 2000 issues. We have not suffered any significant Year 2000 problems with our internal systems or with our third-party vendors and licensors of material software and services.

     We completed our assessment and system tests of all current versions of hardware and software products and technology information systems that we use and believe that they are Year 2000 compliant. However, we continue to monitor our Year 2000 implications. We have not incurred any material costs in identifying or evaluating Year 2000 compliance issues.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133 to January 1, 2001. We have not yet determined the impact of adopting SFAS No. 133, as amended.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We believe that our market risk exposures associated with our outstanding debt is immaterial since the carrying value of our variable rate debt obligations approximates fair value as the market rate is based on the prime rate. Our fixed rate debt obligations are not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial data required by this
Item 8 are set forth in Item 14 of this report. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information relating to our change of accountants called for by this item has been previously reported on our Annual Report on Form 10-K for the year ended December 31, 1998. The decision to change our accountants was approved by our board of directors, and this change was not related to, or a result of, any disagreement with our former accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held in June 2000.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held in June 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held in June 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held in June 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following is a list of certain documents filed as a part of this report:

          (1) Financial Statements of the Registrant.

                 (i)  Reports of Independent Accountants

                (ii)  Consolidated Balance Sheets as of December 31, 1998 and
                      1999.

               (iii) Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999.

                (iv) Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1998 and 1999.

                 (v) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

                (vi)  Notes to Consolidated Financial Statements.

                (vii) Schedule II--Valuations and Qualifying Accounts.

     All other schedules specified in Item 8 or Item 14(d) of Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

     (b) Reports on Form 8-K. The following sets forth the Current Reports on Form 8-K that were filed with the Securities and Exchange Commission during the quarterly period ending December 31, 1999:

          1. Form 8-K filed on October 14, 1999, relating to the acquisition of Atomic Pop, LLC; and

          2. Form 8-K filed on November 24, 1999, as amended on December 23, 1999, relating to the acquisition of College Media, Inc. The Form 8-K, as amended, included the following financial statements of College Media, Inc. and its subsidiary, CMJ Online, Inc.:

                (i) Financial Statements of College Media, Inc. and CMJ Online, Inc.

               Independent Auditors' Report
               Combined Balance Sheets as of September 30, 1999 (unaudited), December 31, 1998 and 1997
               Combined Statements of Operations and deficiency for the nine-month period ended September 30, 1999 (unaudited) and for the years ended December 31, 1998 and 1997
               Combined Statements of Cash Flows for the nine-month period ended September 30, 1999 (unaudited) and for the years ended December 31, 1998 and 1997
               Notes to Combined Financial Statements

          (ii) Pro Forma Financial Information.
               Overview
               Unaudited Pro Forma Condensed Consolidated Statements of Operations for the year ended December 31, 1998 and for the nine-month period ended September 30, 1999
               Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1999
               Notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements

     (c) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-X.

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
  2.1     --   Master Agreement, dated November 17, 1997, by and among ICC Technologies, Inc., ICC Investment, L.P.,
               ICC Desiccant Technologies, Inc., and Engelhard Corporation, Engelhard DT Inc. and Engelhard/ICC was
               filed as Exhibit "B" to ICC Technologies, Inc.'s Definitive Proxy Statement dated February 3, 1998, for the Special Meeting of Stockholders held on February 23, 1998, and is hereby incorporated herein by reference.
  2.2     --   Contribution Agreement, dated as of November 17, 1997, between Engelhard/ICC and Fresh Air Solutions,
               L.P. was filed as Exhibit "C" to ICC Technologies, Inc.'s Definitive Proxy Statement dated
               February 3, 1998, for the Special Meeting of the Stockholders held on February 23, 1998, and is hereby incorporated herein by reference.
  2.3     --   E/ICC Purchase and Sale Agreement, dated as of November 17, 1997, by and among ICC Investment, L.P.,
               ICC Desiccant Technologies, Inc. and Engelhard DT, Inc., was filed as Exhibit 10.24 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1997, and is hereby incorporated herein by reference.
  2.4     --   Merger Agreement and Plan of Reorganization, dated as of April 8, 1998, by and among ICC
               Technologies, Inc., RareMedium Acquisition Corp., Rare Medium, Inc. and the Founding Stockholders
               named therein ("Rare Medium Merger Agreement") was filed as Exhibit 2.1 to the Company's Current
               Report on Form 8-K dated April 15, 1998 and is hereby incorporated herein by reference.
  2.5     --   Agreement and Plan of Merger, dated as of August 13, 1998, by and among ICC Technologies, Inc., Rare
               Medium, Inc., I/O 360, Inc. and the I/O 360 Stockholders named therein was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 13, 1998 and is hereby incorporated herein by reference.
  2.6     --   Agreement and Plan of Merger, dated as of August 13, 1998 by and among ICC Technologies, Inc., Rare
               Medium, Inc., DigitalFacades Corporation and the DigitalFacades Stockholders named therein was filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 13, 1998 and is hereby incorporated herein by reference.
  2.7     --   Purchase and Sale Agreement Relating to Partnership Interests in Fresh Air Solutions, L.P. by and
               between ICC Desiccant Technologies, Inc. and Wilshap Investments, LLC dated as of October 14, 1998 was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 14, 1998 and is hereby incorporated herein by reference.

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
  2.8     --   Agreement and Plan of Merger, dated as of November 12, 1999, by and among Changemusic.com, Inc., a
               Delaware corporation, College Media, Inc., a New York corporation, and CMJ.com, Inc., a Delaware corporation, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated
               November 24, 1999, and is hereby incorporated herein by reference.
  2.9     --   Stock Purchase Agreement, dated as of November 12, 1999, by and among College Media, Inc., a New York corporation, Robert Haber, Joanne Haber, Lee Haber, Diane Turofsky, and Rare Medium Group, Inc.,
               which was filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 24, 1999, and is hereby incorporated herein by reference.
  2.10    --   Securities Purchase Agreement, dated as of November 12, 1999, between Rare Medium Group, Inc. and
               CMJ.com, Inc., a Delaware corporation, which was filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated November 24, 1999, and is hereby incorporated herein by reference.
  3.1     --   Restated Certificate of Incorporation of Rare Medium Group, Inc.
  3.2     --   Amended and Restated By-Laws of Rare Medium Group, Inc.
 10.1     --   Form of Secured Promissory Note of Rare Medium, Inc. ("Rare Medium Note") in the principal amount of
               $22 million issued in connection with the acquisition of Rare Medium, Inc., which was filed as
               Exhibit C-1 to the Rare Medium Merger Agreement, which was filed as Exhibit 2.1 to the Company's
               Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.
 10.2     --   Form of Security Agreement between Rare Medium, Inc. and former stockholders of Rare Medium, Inc. in connection with the acquisition of Rare Medium, Inc., was filed as Exhibit D to the Rare Medium
               Merger Agreement, which was filed as Exhibit 2.1 to the Company's Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.
 10.3     --   Form of Stock Pledge Agreement between ICC Technologies, Inc. and the former stockholders of Rare
               Medium, Inc., in connection with the acquisition of Rare Medium, Inc., was filed as Exhibit E to the
               Rare Medium Merger Agreement, which was filed as Exhibit 2.1 to the Company's Form 8-K dated
               April 15, 1998, and is hereby incorporated herein by reference.
 10.4     --   Form of Non-Founder Agreement between the Company and certain former stockholders of Rare Medium,
               Inc. in connection with the acquisition of Rare Medium, Inc., was filed as Exhibit M to the Rare
               Medium Merger Agreement, which was filed as Exhibit 2.1 to the Company's Form 8-K dated April 15,
               1998, and is hereby incorporated herein by reference.
 10.5     --   Form of Guaranty by ICC Technologies, Inc. of the Rare Medium Note, which was filed as Exhibit N to the Rare Medium Merger Agreement, which was filed as Exhibit 2.1 to the Company's Form 8-K dated
               April 15, 1998, and is hereby incorporated herein by reference.
 10.6     --   Employment Agreement between the Company and Glenn S. Meyers, dated April 14, 1998, which was filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.
 10.7     --   Employment Agreement between the Company and John S. Gross, dated May 13, 1998, which was filed as
               Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.
 10.8     --   Lease dated September 12, 1997 between Forty Four Eighteen Joint Venture and Rare Medium, Inc. re:
               entire sixth floor, 44-8 West 18th Street thru to 47-53 West 17th Street, Manhattan, New York, New
               York, which was filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1998, and is hereby incorporated herein by reference.

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 10.9     --   Lease dated February 11, 1998 by and between B & G Bailey Living Trust u/t/d March 25, 1975 and
               Steaven Jones and DigitalFacades Corporation re: 4081 Redwood Avenue, 1st Floor, Los Angeles,
               California, which was filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.
 10.10    --   The Company's Incentive Stock Option Plan, as amended, which was filed as Exhibit 4(g) to the
               Company's Registration Statement on Form S-8, No. 33-85636, filed on October 26, 1994, and is hereby incorporated herein by reference.
 10.11    --   The Company's Nonqualified Stock Option Plan as amended and restated, which was filed as Exhibit C to the Company's Definitive Proxy Statement dated November 18, 1994, for Stockholders Meeting held
               December 15, 1994, and is hereby incorporated herein by reference.
 10.12    --   The Company's Equity Plan for Directors is hereby incorporated herein by reference from ICC's
               Definitive Proxy Statement dated November 18, 1994, for Stockholders Meeting held December 15, 1994.
 10.13    --   The Company's 1998 Long-Term Incentive Plan was filed as Appendix I to the Company's Definitive Proxy
               Statement dated February 17, 1999, for the Stockholders Meeting held March 16, 1998, and is hereby incorporated herein by reference.
 10.14    --   Fresh Air Solutions, L.P. Limited Partnership Agreement, dated February, 1998, between ICC Desiccant
               Technologies, Inc., as the sole general partner and a limited partner, and Engelhard DT, Inc., a limited partner, which was filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1997, and is hereby incorporated herein by reference.
 10.15    --   Admission of Partner/Amendment of Partnership Agreement dated October 14, 1998 between ICC Desiccant
               Technologies, Inc., Wilshap Investments, L.L.C., Engelhard DT, Inc. and Fresh Air Solutions, L.P.,
               which was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1998, and is hereby incorporated herein by reference.
 10.16    --   Form of Exchange Agreement, dated as of December 31, 1998, by and between ICC Technologies, Inc. and each of certain beneficial holders of the Rare Medium, Inc., Secured Promissory Note, dated
               April 15, 1998, which was filed as Exhibit 10.1 to the Company's Form 8-K dated December 31, 1998, and is hereby incorporated herein by reference.
 10.17    --   Securities Purchase Agreement, dated as of January 28, 1999, by and among ICC Technologies, Inc. and
               Capital Ventures International ("CVI Securities Purchase Agreement") and Exhibits thereto, which were filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and are hereby incorporated herein by reference.
 10.18    --   Form of Convertible Term Debenture, dated as of January 28, 1999, which was filed as Exhibit A to the
               CVI Securities Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated
               January 28, 1999, and is hereby incorporated herein by reference.
 10.19    --   Form of Stock Purchase Warrant of ICC Technologies, Inc., dated as of January 28, 1999, which was filed as Exhibit B to the CVI Securities Purchase Agreement, which was filed as Exhibit 10.1 to the
               Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.
 10.20    --   Form of Registration Rights Agreement, dated as of January 28, 1999, which was filed as Exhibit C to the CVI Securities Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.
 10.21    --   Agreement and Plan of Merger, dated as of March 5, 1999, among Rare Medium, Inc., ICC Technologies,
               Inc., Rare Medium Texas I, Inc., Big Hand, Inc., and The Stockholders of Big Hand, Inc., which was filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31,
               1998, and is hereby incorporated herein by reference.

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 10.22    --   The Company's Amended and Restated Equity Plan for Directors, which was filed as Exhibit 10.22 to the
               Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.
 10.23    --   Employment Agreement between the Company and Suresh V. Mathews, dated January 29, 1999, which was filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31,
               1998, and is hereby incorporated herein by reference.
 10.24    --   Agreement and Plan of Merger, dated as of May 5, 1999, among Rare Medium Group, Inc., Rare Medium
               Atlanta, Inc., Struthers Martin, Inc., and certain shareholders of Struthers Martin, Inc. named herein, which was filed as Exhibit 10 to the Company's Current Report on Form 8-K dated May 17, 1999, and is hereby incorporated herein by reference.
 10.25    --   Amended and Restated Securities Purchase Agreement, dated as of June 4, 1999, among Rare Medium
               Group, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and AIF/RRRR LLC,
               which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.
 10.26    --   Form of Series 1-A Warrant of Rare Medium Group, Inc., which was filed as Exhibit 4.3 to the
               Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.
 10.27    --   Form of Series 2-A Warrant of Rare Medium Group, Inc., which was filed as Exhibit 4.5 to the
               Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.
 10.28    --   Pledge, Escrow and Disbursement Agreement, dated as of June 4, 1999, among Rare Medium Group, Inc.,
               Apollo Investment Fund IV, L.P., and The Chase Manhattan Bank, which was filed as Exhibit 10.2 to the
               Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.
 10.29    --   Unit Purchase Agreement dated as of September 27, 1999 by and among Rare Atomic Pop, LLC, a Delaware limited liability company, New Valley Corporation, a Delaware corporation, and Ant 21 LLC, a Delaware limited liability company, which was filed as Exhibit 10 to the Company's Current Report on Form 8-K
               dated October 12, 1999, and is hereby incorporated herein by reference.
 10.30    --   Form of Purchase Agreement, dated January 14, 2000, between the Company and each of the purchasers in the private placement, which was filed as Exhibit 4.1 to the Company's Form S-3 filed on February 11,
               2000, and is hereby incorporated herein by reference.
 10.31    --   Form of Stock Option Agreement, dated April 15, 1998, by and between ICC Technologies, Inc. and Glenn
               S. Meyers, which was filed as Exhibit 4(e) to the Company's Form S-8 filed on April 23, 1999, and is hereby incorporated herein by reference.
 10.32    --   Employment Agreement between the Company and Jeffrey J. Kaplan, dated February 23, 2000.
 16       --   Letter regarding change in certifying accountant from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated August 26, 1998, which was filed as Exhibit 16.1 to the Company's
               Current Report on Form 8-K dated August 13, 1998, and is hereby incorporated herein by reference.
 21       --   Subsidiaries of the Company are Rare Medium, Inc., a New York corporation; Rare Medium Atlanta, Inc., a Delaware corporation; Rare Medium San Francisco, Inc., a Delaware corporation; Rare Medium Detroit,
               Inc., a Delaware corporation; Rare Medium Austin, Inc., a Delaware corporation; Evit__Caretni
               Interactive, Inc., a California corporation; Carlyle Media Group Limited, a United Kingdom corporation; ChangeMusic Network, Inc., a Delaware corporation; Liveuniverse.com Inc., a Delaware corporation; Notus Communications, Inc., a Georgia corporation; Regards.com, Inc., a New York corporation; Greetingland Network, Inc., a Delaware corporation; and ePrize, Inc., a Michigan corporation.
 23.1     --   Consent of KPMG LLP, Independent Accountants.

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 23.2     --   Consent of PricewaterhouseCoopers LLP, Independent Accountants.
 23.3     --   Independent Auditor's Report on Schedule.
 27       --   Financial Data Schedule.
 99       --   Letter on behalf of ICC Technologies, Inc. to PriceWaterhouseCoopers LLP pursuant to Item 304 of
               Regulation S-K, which was filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated
               August 13, 1998, and is hereby incorporated herein by reference.

     (d) The following is a list of certain documents required by Regulation S-X consisting of financial statements of the fifty percent owned general partnership Engelhard/ICC included in this report.

     (1) Financial Statements of Engelhard/ICC.

          (i) Report of Independent Accountants.

          (ii) Balance Sheets as of December 31, 1997 and 1996.

          (iii) Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

          (iv) Statements of Changes in Partner's Capital for the years ended December 1997, 1996 and 1995.

          (v) Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

          (vi) Notes to Financial Statement.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          F-32,
Independent Auditors' Reports...........................................................................  33
Consolidated Balance Sheets as of December 31, 1998 and 1999............................................  F-34
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999......................................................................  F-35
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999......................................................................  F-36
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended
  December 31, 1997, 1998 and 1999......................................................................  F-37
Notes to Consolidated Financial Statements..............................................................  F-38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Rare Medium Group, Inc.:

We have audited the accompanying consolidated balance sheets of Rare Medium Group, Inc. and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Rare Medium Group, Inc. as of and for the year ended December 31, 1997 were audited by other auditors whose report thereon dated March 20, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rare Medium Group, Inc. as of December 31, 1998 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

New York, New York
February 14, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors of
Rare Medium Group, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Rare Medium Group, Inc. (formerly ICC Technologies, Inc.) for the year ended December 31, 1997. These consolidated financial statements are the responsibility of Rare Medium Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Rare Medium Group for the year ended December 31, 1997 in conformity with generally accepted accounting principles. We have not audited the consolidated financial statements of Rare Medium Group for any period subsequent to December 31, 1997.

/s/ Coopers & Lybrand LLP
Philadelphia, Pennsylvania
March 20, 1998

                             RARE MEDIUM GROUP, INC
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                                                                       1998            1999
                                                                                    -----------    -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents......................................................   $   917,978    $  28,540,444
  Marketable securities..........................................................            --          101,981
  Accounts receivable, net of allowance for doubtful accounts of $82,445 and
     $544,747....................................................................     1,184,182       12,600,870
  Work in process................................................................       251,718        3,170,683
  Notes receivable...............................................................            --        1,100,000
  Prepaid expenses and other current assets......................................       443,526        2,406,053
                                                                                    -----------    -------------
       Total current assets......................................................     2,797,404       47,920,031

Property and equipment, net......................................................     1,918,273       12,100,237
Investments in affiliates........................................................            --       26,467,324
Intangibles, net.................................................................    39,899,170       72,552,152
Other assets.....................................................................       128,275        1,383,256
                                                                                    -----------    -------------
       Total assets..............................................................   $44,743,122    $ 160,423,000
                                                                                    -----------    -------------
                                                                                    -----------    -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................   $ 1,634,889    $   7,097,466
  Accrued liabilities............................................................     1,912,364        5,758,573
  Deferred revenue...............................................................       308,898        3,043,941
  Current portion of note payable--related parties...............................            --          996,765
  Notes payable..................................................................       129,525          579,480
                                                                                    -----------    -------------
       Total current liabilities.................................................     3,985,676       17,476,225

Note payable--related parties....................................................    10,591,526          996,765
Other noncurrent liabilities.....................................................       344,210          734,916
                                                                                    -----------    -------------
       Total liabilities.........................................................    14,921,412       19,207,906
                                                                                    -----------    -------------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized discount
  of $54,557,732.................................................................            --       36,224,441
                                                                                    -----------    -------------

Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued 907,820
     shares as Series A Convertible Preferred Stock at December 31, 1999.........            --               --
  Common stock, $.01 par value. Authorized 200,000,000 shares; issued and
     outstanding 30,696,828 shares in 1998 and 42,893,357 shares in 1999.........       306,968          428,933
  Additional paid-in capital.....................................................    84,720,304      252,075,058
  Accumulated other comprehensive income.........................................            --          936,599
  Note receivable from shareholder...............................................      (230,467)        (230,467)
  Accumulated deficit............................................................   (54,803,665)    (148,048,040)
  Treasury stock, at cost, 66,227 shares.........................................      (171,430)        (171,430)
                                                                                    -----------    -------------
       Total stockholders' equity................................................    29,821,710      104,990,653
                                                                                    -----------    -------------
          Total liabilities and stockholders' equity.............................   $44,743,122    $ 160,423,000
                                                                                    -----------    -------------
                                                                                    -----------    -------------

          See accompanying notes to consolidated financial statements.

                            RARE MEDIUM GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                         1997            1998            1999
                                                                     ------------    ------------    ------------
Revenues..........................................................   $         --    $  4,688,120    $ 36,694,450
Cost of revenues..................................................             --      (3,609,852)    (19,650,400)
                                                                     ------------    ------------    ------------
  Gross profit....................................................             --       1,078,268      17,044,050
                                                                     ------------    ------------    ------------
Expenses:
  Sales and marketing.............................................             --         896,842       5,450,144
  General and administrative......................................      1,991,594       5,673,561      32,406,565
  Depreciation and amortization...................................             --      12,584,177      25,992,997
                                                                     ------------    ------------    ------------
       Total expenses.............................................      1,991,594      19,154,580      63,849,706
                                                                     ------------    ------------    ------------
Loss from operations..............................................     (1,991,594)    (18,076,312)    (46,805,656)
Interest income (expense), net....................................        492,870      (1,278,507)     (1,396,146)
Equity interest in net loss on investments........................             --              --      (1,468,578)
Other income......................................................             --              --         200,000
                                                                     ------------    ------------    ------------
Loss before taxes and discontinued operation......................     (1,498,724)    (19,354,819)    (49,470,380)
  Income tax expense..............................................             --         355,487              --
                                                                     ------------    ------------    ------------
       Loss before discontinued operation.........................     (1,498,724)    (19,710,306)    (49,470,380)
                                                                     ------------    ------------    ------------
Discontinued operation:
  Loss from discontinued operation................................    (11,985,361)     (4,538,128)             --
  Gain on restructuring of Engelhard/ICC..........................             --      24,256,769              --
  Loss on sale of FAS.............................................             --        (627,587)             --
                                                                     ------------    ------------    ------------
  (Loss) income from discontinued operation.......................    (11,985,361)     19,091,054              --
                                                                     ------------    ------------    ------------
Net loss..........................................................    (13,484,085)       (619,252)    (49,470,380)
  Deemed dividend attributable to issuance
     of convertible preferred stock...............................             --              --     (29,879,155)
  Cumulative dividends and accretion of convertible
     preferred stock to liquidation value.........................             --              --     (13,894,840)
                                                                     ------------    ------------    ------------
Net loss attributable to common stockholders......................   $(13,484,085)   $   (619,252)   $(93,244,375)
                                                                     ------------    ------------    ------------
                                                                     ------------    ------------    ------------
Basic and diluted (loss) earnings per share:
  Continuing operations...........................................   $      (0.07)   $      (0.78)   $      (2.55)
  Discontinued operation..........................................          (0.56)           0.76              --
                                                                     ------------    ------------    ------------
Net loss per share................................................   $      (0.63)   $      (0.02)   $      (2.55)
                                                                     ------------    ------------    ------------
                                                                     ------------    ------------    ------------
Basic weighted average common shares outstanding..................     21,339,635      25,282,002      36,625,457
                                                                     ------------    ------------    ------------
                                                                     ------------    ------------    ------------

          See accompanying notes to consolidated financial statements.

                            RARE MEDIUM GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                         1997            1998            1999
                                                                     ------------    ------------    ------------
Cash flows from operating activities:
  Net loss........................................................   $(13,484,085)   $   (619,252)   $(49,470,380)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Gain of restructuring of Engelhard...........................             --     (24,256,769)             --
     Depreciation and amortization................................          3,927      12,584,177      25,992,997
     Equity interest in net loss of investments...................     11,985,361         133,450       1,468,578
     Common stock and stock options issued for services
       rendered...................................................         52,381         589,914          29,999
     Loss on disposition of FAS...................................             --         627,587              --
     Interest expense paid in notes and stock.....................             --       1,140,413       2,630,467
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable........................................             --         422,567      (8,527,239)
       Work in process............................................             --              --      (2,901,739)
       Prepaid expenses and other assets..........................       (298,397)        277,142      (1,622,728)
       Deferred revenue...........................................             --         308,898       1,383,416
       Accounts payable, accrued and other liabilities............        194,030         108,915      (1,013,447)
                                                                     ------------    ------------    ------------
          Net cash used in operating activities...................     (1,546,783)     (8,682,958)    (32,030,076)
                                                                     ------------    ------------    ------------
Cash flows from investing activities:
  Cash paid for acquisitions, net of cash acquired, and
     acquisition costs............................................             --     (10,591,856)     (2,923,931)
  Cash paid for investments in affiliates.........................             --              --     (27,075,901)
  Purchases of property and equipment, net........................         (9,500)       (912,239)     (8,791,752)
  Cash received in connection with restructuring
     of Engelhard/ICC.............................................             --      18,864,003              --
  Capital contributions to Engelhard/ICC..........................     (6,775,000)             --              --
  Issuance of note receivable.....................................       (350,450)             --      (1,100,000)
  Net cash received in connection with sale of
     majority interest in FAS.....................................             --         973,173              --
                                                                     ------------    ------------    ------------
          Net cash (used in) provided by investing activities.....     (7,134,950)      8,333,081     (39,891,584)
                                                                     ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of convertible debenture.................             --              --       6,000,000
  Proceeds from issuance of convertible preferred stock, net of
     costs........................................................             --              --      82,997,651
  Proceeds from issuance of common stock in connection with
     exercise of warrants and options.............................        298,102         118,385      11,791,695
  Repayment of borrowings, net....................................             --        (108,013)     (1,245,220)
                                                                     ------------    ------------    ------------
          Net cash provided by financing activities...............        298,102          10,372      99,544,126
                                                                     ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents..............     (8,383,631)       (339,505)     27,622,466
Cash and cash equivalents, beginning of period....................      9,641,114       1,257,483         917,978
                                                                     ------------    ------------    ------------
Cash and cash equivalents, end of period..........................   $  1,257,483    $    917,978    $ 28,540,444
                                                                     ------------    ------------    ------------
                                                                     ------------    ------------    ------------
Supplemental disclosures of cash flow information:
  Interest paid...................................................   $         --    $    373,699    $    609,437
                                                                     ------------    ------------    ------------
                                                                     ------------    ------------    ------------
  Income taxes paid...............................................   $         --    $         --    $    355,487
                                                                     ------------    ------------    ------------
                                                                     ------------    ------------    ------------

          See accompanying notes to consolidated financial statements.

                            RARE MEDIUM GROUP, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                                                      ACCUMULATED         NOTE
                                                                                       ADDITIONAL        OTHER         RECEIVABLE
                                                     PREFERRED     COMMON STOCK         PAID-IN       COMPREHENSIVE       FROM
                                                       STOCK      ($.01 PAR VALUE)      CAPITAL         INCOME          OFFICER
                                                     ---------    ----------------    ------------    -------------    ----------
Balance, January 1, 1997..........................   $      --      $    212,824      $ 50,730,330      $      --      $       --
  Net loss........................................          --                --                --             --              --
  Issuance of 237,644 shares of common stock
    through exercise of stock options and
    warrants......................................          --             2,376           578,574             --        (230,467)
                                                     ---------      ------------      ------------      ---------      ----------
Balance, December 31, 1997........................          --           215,200        51,308,904             --        (230,467)
  Net loss........................................          --                --                --             --              --
  Issuance of 5,775,003 shares of common stock for
    acquired businesses...........................          --            57,753        19,988,244             --              --
  Issuance of 3,145,709 shares of common stock for
    conversion of debt and accrued interest.......          --            31,457        12,717,411             --              --
  Issuance of 55,800 shares of common stock
    through exercise of stock options and
    warrants......................................          --               558           117,831             --              --
  Issuance of 200,000 shares of common stock and
    options for services rendered.................          --             2,000           587,914             --              --
                                                     ---------      ------------      ------------      ---------      ----------
Balance, December 31, 1998........................          --           306,968        84,720,304             --        (230,467)
  Comprehensive loss:
    Net loss......................................          --                --                --             --              --
    Other comprehensive income:
      Net unrealized gain arising during period...          --                --                --        936,599              --
         Total comprehensive loss.................
  Issuance of 4,977,923 shares of common stock in
    acquired businesses...........................          --            49,779        47,918,148             --              --
  Issuance of 3,054,362 shares of common stock for
    conversion of debt and accrued interest.......          --            30,543        17,109,350             --              --
  Issuance of 2,489 shares of common stock for
    services rendered.............................          --                25            29,974             --              --
  Issuance of 4,161,755 shares of common stock
    through exercise of stock options and
    warrants......................................          --            41,618        11,750,077             --              --
  Value of warrants issued in connection with the
    Series A preferred stock......................          --                --        53,118,496             --              --
  Intrinsic value of beneficial conversion feature
    of Series A preferred stock and pay-in-kind
    dividends.....................................          --                --        37,428,709             --              --
  Deemed dividends and accretion of preferred
    stock.........................................          --                --                --             --              --
                                                     ---------      ------------      ------------      ---------      ----------
Balance, December 31, 1999........................   $      --      $    428,933      $252,075,058      $ 936,599      $ (230,467)
                                                     ---------      ------------      ------------      ---------      ----------
                                                     ---------      ------------      ------------      ---------      ----------


                                                                     TREASURY         TOTAL
                                                     ACCUMULATED       STOCK      STOCKHOLDERS'
                                                       DEFICIT        AT COST     EQUITY (DEFICIT)
                                                    -------------    ---------    ----------------
Balance, January 1, 1997..........................  $ (40,700,328)   $(171,430)     $ 10,071,396
  Net loss........................................    (13,484,085)          --       (13,484,085)
  Issuance of 237,644 shares of common stock
    through exercise of stock options and
    warrants......................................             --           --           350,483
                                                    -------------    ---------      ------------
Balance, December 31, 1997........................    (54,184,413)    (171,430)       (3,062,206)
  Net loss........................................       (619,252)          --          (619,252)
  Issuance of 5,775,003 shares of common stock for
    acquired businesses...........................             --           --        20,045,997
  Issuance of 3,145,709 shares of common stock for
    conversion of debt and accrued interest.......             --           --        12,748,868
  Issuance of 55,800 shares of common stock
    through exercise of stock options and
    warrants......................................             --           --           118,389
  Issuance of 200,000 shares of common stock and
    options for services rendered.................             --           --           589,914
                                                    -------------    ---------      ------------
Balance, December 31, 1998........................    (54,803,665)    (171,430)       29,821,710
  Comprehensive loss:
    Net loss......................................    (49,470,380)          --       (49,470,380)
    Other comprehensive income:
      Net unrealized gain arising during period...             --           --           936,599
                                                                                    ------------
         Total comprehensive loss.................                                   (48,533,781)
  Issuance of 4,977,923 shares of common stock in
    acquired businesses...........................             --           --        47,967,927
  Issuance of 3,054,362 shares of common stock for
    conversion of debt and accrued interest.......             --           --        17,139,893
  Issuance of 2,489 shares of common stock for
    services rendered.............................             --           --            29,999
  Issuance of 4,161,755 shares of common stock
    through exercise of stock options and
    warrants......................................             --           --        11,791,695
  Value of warrants issued in connection with the
    Series A preferred stock......................             --           --        53,118,496
  Intrinsic value of beneficial conversion feature
    of Series A preferred stock and pay-in-kind
    dividends.....................................             --           --        37,428,709
  Deemed dividends and accretion of preferred
    stock.........................................    (43,773,995)          --       (43,773,995)
                                                    -------------    ---------      ------------
Balance, December 31, 1999........................  $(148,048,040)   $(171,430)     $104,990,653
                                                    -------------    ---------      ------------
                                                    -------------    ---------      ------------

          See accompanying notes to consolidated financial statements.

                            RARE MEDIUM GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business and Basis of Presentation

     Rare Medium Group, Inc. (the "Company") conducts its operations primarily through its subsidiaries, which are organized as two related lines of business: the Internet services business of Rare Medium, Inc. ("Rare Medium"), and the investment business. The Company is headquartered in New York with offices throughout the United States, England, Australia, Singapore and Canada.

     Rare Medium, a wholly owned subsidiary of the Company, is a provider of Internet solutions, offering Fortune 1000 companies and others its services to develop e-commerce Internet strategies, improve business processes and develop marketing communications, branding strategies and interactive content using Internet-based technologies and solutions.

     The Company restructured its former climate control systems business in February 1998 and combined with Rare Medium in April 1998. Since April 1998 the Company acquired a number of other Internet solutions companies. In October 1998, the Company disposed of its former climate control systems operations (see
Note 2). In March 1999, the Company changed its name to "Rare Medium Group,
Inc."

     In 1999, the Company broadened its strategy with the advent of its investment business. Through the incubator investment strategy the Company invests in and develops, manages and operates companies in selected Internet-focused markets. The Company also makes venture investments by making strategic equity investments in companies with Internet-focused business models.

     The 1999 consolidated financial statements include the results of the Internet services business and the following majority owned incubator companies.

  ChangeMusic Network

     ChangeMusic Network has properties that deliver news, information, content and services to music consumers, artists and the music industry. The ChangeMusic Network also operates a business-to-business services group under the CMJ brand. The CMJ division offers the music industry trade publications, music industry conferences, and a website through which subscribers can gain access to various exclusive data products as well as promotional and talent development (A&R) services. The Company acquired ChangeMusic in November 1999 and owns approximately 74% on a fully diluted basis.

  ePrize

     ePrize.net is an online sweepstakes, direct marketing and promotions company that offers end-to-end solutions for customer acquisition and retention. ePrize professionals help clients design, administer and maintain successful online sweepstakes and other promotional online efforts. The Company acquired ePrize in December 1999 and owns approximately 80% on a fully diluted basis.

  iFace

     iFace.com develops products for telecommunication service providers and for system integrators that telephony-empower websites and other Internet applications. The Company acquired iFace in February 1999 and owns approximately 68% on a fully diluted basis.

  LiveUniverse

     LiveUniverse.com is an Application Service Provider ("ASP") and ASP aggregator dedicated to lowering the barriers to entering the Internet economy. LiveUniverse currently offers a suite of advertising-supported hosted community tools that enable any company to quickly and efficiently create a custom

                            RARE MEDIUM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

website, intranet and extranet. The Company acquired LiveUniverse in April 1999 and owns approximately 85% on a fully diluted basis.

  Regards

     Regards.com has a series of websites for electronic greeting card distribution. Visitors to these websites have the opportunity to create their own greeting cards and to purchase gifts, as well as additional features and enhancements such as voice enabled greeting cards, and interactive game cards. The Company acquired Regards in August 1999 and owns approximately 90% on a fully diluted basis.

     All intercompany accounts and transactions are eliminated in consolidation.

  (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with remaining maturities of three months or less at the time of purchase to be cash equivalents.

  (c) Marketable Securities

     The Company classifies its investments in marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The fair value of marketable securities exceeded cost by $936,599, at December 31, 1999.

  (d) Notes Receivable

     Notes receivable represent short term financing to selected companies prior to an acquisition or an investment in affiliated companies. Such receivables, bearing a market rate of interest are, generally converted into equity or otherwise receivable on demand. In February 2000, $1,000,000 of the notes receivable was repaid.

  (e) Property and Equipment

     The Company uses the straight-line method of depreciation. The estimated useful lives of property and equipment are as follows:

                                                            YEARS
                                                           --------
Equipment...............................................    3 to 5

Furniture and fixtures..................................    5 to 7

     Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter.

  (f) Intangibles

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the estimated future period of benefit of three years. The Company periodically assesses the recoverability of the cost of its goodwill based upon estimated future profitability of the related operating entities. The agreements pursuant to which the Company acquired certain companies (see Note 2) include provisions that could require the Company to issue additional shares if certain performance targets are met. The value of any such shares issued will be added to the goodwill related to such acquisition and amortized over the remainder of that goodwill's useful life.

                            RARE MEDIUM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

  (g) Revenue Recognition

     Revenues from the Internet services business are recognized using the percentage-of-completion method. Unbilled receivables, representing time and costs incurred on projects in process in excess of amounts billed, are recorded as work in process in the accompanying balance sheets. Deferred revenue represent amounts billed in excess of costs incurred, and are recorded as liabilities. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.

     Advertising revenues from CMJ publications are recognized at the time the related publications are sent to the subscriber or are available at newstands. Subscription revenue is deferred and recognized as income over the subscription period. Revenue related to newstand magazine sales are recognized at the time that the publications are available at the newstands, net of estimated returns.

     Advertising revenues derived from the delivery of advertising impressions are recognized in the period the impressions are delivered, provided the collection of the resulting receivable is probable.

  (h) Investments in Affiliates

     The Company accounts for its investments in affiliates in which it owns less than 20% of the voting stock and does not possess significant influence over the operations of the investee, under the cost method of accounting. The Company accounts for those investments where the Company owns greater than 20% of the voting stock and possesses significant influence under the equity method.

  (i) Income Taxes

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

  (j) Stock Option Plans

     The Company accounts for its stock option plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB No. 25 and provide the pro forma disclosure required by SFAS No. 123. (See Note 10).

                            RARE MEDIUM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  (k) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (l) Net Loss Per Share

     Basic earnings per share ("EPS") is computed by dividing income or loss plus preferred dividends by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Net loss and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share.

     For the purposes of computing EPS from continuing operations, the Company had potentially dilutive common stock equivalents of 1,211,588, 909,321 and 6,380,103, for the years ended December 31, 1997, 1998 and 1999, respectively, made up of stock options and common stock purchase warrants. These common stock equivalents were not included in the computation of earnings per common share because they were antidilutive on continuing operations for the periods presented.

  (m) Fair Value of Financial Instruments

     The fair value of cash and cash equivalents, marketable securities, accounts receivables, notes receivable accounts and notes payable, and short-term debt approximate book value. The fair value of long-term notes payable approximates market value based on the recent exchange offerings completed in 1998 and 1999 (see Note 7).

  (n) Concentration of Credit Risk, Major Customers and Geographic Information

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

     The Company generates revenue principally from customers located in North America, many of which are large multi-national organizations. Two customers each separately accounted for approximately 10% of Internet services related revenues in 1998, one of which represents approximately 10% of the receivables as of December 31, 1998. No customer accounted for more than 10% of revenues in 1999.

  (o) Internal-Use Software

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

                            RARE MEDIUM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  (p) Recently Issued Accounting Standards

     In June, 1998, the Financial Accounting Standards Board issued SFAS
No. 133 "Accounting for Derivative Instruments and Hedging Activities."
SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and hedging activities. In June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133 to January 1, 2001. The Company's management has not yet determined the impact of adopting SFAS 133 as amended.

  (q) Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

(2) BUSINESS TRANSACTIONS

  (a) Acquisitions

     In April 1998, the Company acquired all of the issued and outstanding shares of capital stock of Rare Medium. As consideration for the purchase of Rare Medium, the Company issued 4,269,000 shares of Common Stock valued at $14,045,997, paid $10,000,000 in cash and issued a secured promissory note in the principal amount of $22,200,000 (see Note 7). The Company has accounted for this transaction under the purchase method of accounting. The aggregate purchase price, including acquisition costs, exceeded the fair value of Rare Medium's net assets by $45,743,000. This amount has been allocated to goodwill and is being amortized using the straight line method over three years. Included in the accompanying statements of operations are the results of Rare Medium since the date of acquisition.

      In addition to the acquisition of Rare Medium, during 1998 and 1999, the Company acquired 100% of the following Internet services businesses. The Company has accounted for these transactions under the purchase method of accounting. The aggregate purchase prices, including acquisition costs, exceeded the fair value of the net assets acquired has been allocated to goodwill and is being amortized using the straight line method over three years. The results of operations for these acquisitions have been included in the accompanying statements of operations since the respective dates of acquisition.

ACQUISITION                                  DATE OF ACQUISITION    NUMBER OF SHARES ISSUED    PURCHASE PRICES    GOODWILL
------------------------------------------   -------------------    -----------------------    ---------------    --------
                                                                                                     (IN THOUSANDS)
1998
I/O 360...................................   August 1998                     786,559               $ 3,000         $3,194
Digital Facades...........................   August 1998                     719,144               $ 3,000         $3,197

1999
Hype!, Inc................................   March 1999                      270,992               $ 1,219         $1,102
FS3, Inc..................................   April 1999                      768,975               $ 3,460         $3,571
Big Hand, Inc.............................   April 1999                    1,460,603               $ 6,573         $6,562
Struthers Martin, Inc.....................   May 1999                        406,092               $ 6,000         $4,518
Globallink Communications, Inc............   June 1999                       445,470               $ 5,511         $5,661
Fire Engine Red, Inc......................   July 1999                       333,333               $ 4,000         $4,088
Atension, Inc.............................   August 1999                     160,450               $ 1,415         $1,432
Evit Caretni Interactive, Inc.............   December 1999                   256,824               $ 8,328         $8,988
Carlyle Media Group Limited...............   December 1999                    60,153               $ 2,230         $3,076

                            RARE MEDIUM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(2) BUSINESS TRANSACTIONS--(CONTINUED)

     In connection with certain acquisitions, the former shareholders have agreed to indemnify the Company for any losses resulting from a breach of, among other things, their respective representations, warranties and covenants. To secure the indemnification obligations of these shareholders thereunder, 1,288,057 shares of the Company's common stock delivered to these shareholders, included as part of the consideration, remain in escrow at December 31, 1999, and the liability of these shareholders under such indemnification obligations is expressly limited to the value of such shares held in escrow.

     In November 1999, the Company acquired 25% of the common shares, on a fully diluted basis, of College Media, Inc. (CMJ). Total consideration amounted to $4,872,212 representing $1,000,000 in cash and 180,860 shares of the Company's common stock. At such time, the Company also agreed to merge its 96% owned subsidiary, Changemusic.com with CMJ to form ChangeMusic Network, Inc. (ChangeMusic). Additionally, the Company acquired 1,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share of ChangeMusic ("ChangeMusic Preferred Stock") and a warrant to purchase up to an additional 1,000 shares of ChangeMusic Preferred Stock at a price of $8,400 per share. The consideration price for the ChangeMusic Preferred Stock and warrant was $7 million in cash. As a result of the Company owning approximately 62% of the common stock outstanding of ChangeMusic, 74% assuming the conversion of the ChangeMusic Preferred Stock and exercise of the warrant, the statements of financial position and the results of operations (from November 1999), have been consolidated. Total goodwill resulting from these transactions representing
(a) the cash and common stock of the Company, (b) the contribution of the Company's interest in ChangeMusic and (c) the net liabilities of CMJ and acquisition costs, amounted to $10,110,917. The book value of the Company's interest in ChangeMusic and CMJ approximates the value of the Company's effective ownership in ChangeMusic. No amounts have been recorded with respect to minority interest receivable as there is no future funding requirement by the minority interest shareholder. The Company has accounted for this transaction under the purchase method of accounting. Goodwill is being amortized using the straight line method over three years.

  Pro Forma Financial Information (unaudited)

     The following unaudited pro forma information is presented as if the Company had completed the above 1998 and 1999 acquisitions as of January 1, 1997 and 1998, respectively. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at those dates, or of the future results of operations.

                                                     1997            1998            1999
                                                 ------------    ------------    ------------
Revenues......................................   $  6,642,568    $ 30,060,357    $ 50,811,361
                                                 ------------    ------------    ------------
                                                 ------------    ------------    ------------
Loss before discontinued operation............    (24,252,664)    (51,842,698)    (62,141,328)
Discontinued operation........................    (11,985,361)     19,091,054              --
                                                 ------------    ------------    ------------
Net loss......................................   $(36,238,025)   $ 32,751,644     (62,141,328)
                                                 ------------    ------------    ------------
                                                 ------------    ------------    ------------
Net loss attributable to common
  stockholders--basic and diluted.............   $      (1.34)   $      (1.05)   $      (2.78)
                                                 ------------    ------------    ------------
                                                 ------------    ------------    ------------

     Also during 1999, the Company completed the acquisition of four other incubator companies. The combined consideration consisted of cash and 634,171 shares of common stock amounting to $2,209,206 and $5,360,305, respectively. The Company has accounted for these transactions under the purchase method of accounting. Amounts allocated to intangible assets including goodwill was $8,171,113 and are being amortized over three years. The results of these acquisitions have been included in the accompanying statements of operations since the respective dates of acquisition. The pro forma effects on the Company's statements of operations are not material.

                            RARE MEDIUM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(2) BUSINESS TRANSACTIONS--(CONTINUED)

  (b) Disposal of Engelhard/ICC Partnership and Fresh Air Solutions

     Engelhard/ICC ("E/ICC"), a partnership between ICC and Engelhard Corporation ("Engelhard"), was formed in February 1994 to design, manufacture and sell desiccant climate control systems and desiccant and heat-exchange wheel components. ICC and Engelhard each owned a 50% interest in E/ICC. On
February 27, 1998, ICC and Engelhard effected the restructuring of E/ICC by dividing E/ICC into two separate operating limited partnerships: Fresh Air Solutions L.P. ("FAS") to manufacture and market active climate control systems; and Engelhard Hexcore, L.P. to manufacture and market the heat exchange and desiccant coated wheel components. This transaction included the exchange by ICC and Engelhard of certain of their respective interests in each partnership and the payment by Engelhard to ICC of approximately $18,600,000. After the restructuring, the Company owned 90% of FAS and 20% of Engelhard Hexcore, L.P. and Engelhard owned 80% of Engelhard Hexcore, L.P. and 10% of FAS. The Company recognized a gain of $24,256,769 on this transaction, including approximately
$7 million relating to the liabilities assumed by the acquiror.

     In October 1998, the Company sold its 1% general partnership and its 56% limited partnership interest in FAS for $1,500,000 of which $1,125,000 was paid in cash and $375,000 by delivery of an unsecured promissory note. The Company incurred a loss of $627,587 on this transaction.

     As of December 31, 1998, the Company had written down its investment including the related note to $0, as a result of the current financial position and recurring losses of FAS. The Company has no future funding responsibilities with respect to FAS and has a 36% passive limited partnership interest with no voting rights, and therefore, is accounting for the remaining investment in FAS under the cost method. In October 1999, Engelhard Corporation, FAS and the Company entered into an agreement by which Engelhard Corporation advanced cash and credit support to FAS. Under the terms of the agreement, the Company's interest in FAS could be diluted to 13% if all monies are advanced. As a result of the cash support to FAS, the Company received $200,000 as a partial payment on the promissory note.

     As a result of these transactions, the Company has recorded the operating results, gain on restructuring, and loss on disposal of FAS as discontinued operations.

                            RARE MEDIUM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(2) BUSINESS TRANSACTIONS--(CONTINUED)

     The 1997 consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, ICC Desiccant Technologies, Inc. ICC Desiccant Technologies, Inc. owned the Company's 50% interest in Engelhard/ICC, accounted for under the equity method and included equity losses of $11,985,361. Presented below are summary financial statements for Engelhard/ICC, including a summary balance sheet as of December 31, 1997, and summary statement of operations for the year ended December 31, 1997:

                                                                                  DECEMBER 31,
                                                                                      1997
                                                                                  ------------
Total current assets...........................................................   $  5,553,118
Property, plant and equipment, net.............................................      9,496,897
Other assets...................................................................      1,711,595
                                                                                  ------------
Total assets...................................................................   $ 16,761,610
                                                                                  ------------
                                                                                  ------------
Total current liabilities......................................................   $  7,588,151
Long-term debt.................................................................      8,629,128
Partners' capital..............................................................        544,331
                                                                                  ------------
Total liabilities and partners' capital........................................   $ 16,761,610
                                                                                  ------------
                                                                                  ------------

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                                 ---------------
                                                                                      1997
                                                                                 ---------------
Revenue.......................................................................    $  12,239,012
Expenses......................................................................       28,963,373
                                                                                  -------------
Net loss......................................................................    $ (16,724,361)
                                                                                  -------------
                                                                                  -------------

(3) SEGMENT INFORMATION

     In 1999, as a result of the advent of the Company's investment business activities to compliment the Internet services business, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. The Company's operations have been classified into two primary segments: the Internet services business and the

                            RARE MEDIUM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(3) SEGMENT INFORMATION--(CONTINUED)

investment business. Presented below is summarized financial information of the Company's continuing operations for each segment.

                                                                                    1997        1998        1999
                                                                                  --------    --------    --------
Revenues:
  Internet services............................................................   $     --    $  4,688    $ 36,870
  Investment...................................................................         --          --       1,554
  Internet services provided to investments....................................         --          --      (1,730)
                                                                                  --------    --------    --------
                                                                                  $     --    $  4,688    $ 36,694
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------
Loss before interest, taxes, depreciation and amortization:
  Internet services............................................................   $     --    $ (1,902)   $ (6,545)
  Investment and corporate.....................................................     (1,992)     (3,590)    (14,268)
                                                                                  --------    --------    --------
                                                                                  $ (1,992)   $ (5,492)   $(20,813)
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------

Loss before interest, taxes, depreciation and amortization.....................   $ (1,992)   $ (5,492)   $(20,813)
Depreciation and amortization..................................................         --     (12,584)    (25,993)
Interest income (expense), net.................................................        493      (1,279)     (1,396)
Equity in interest in net loss on investments..................................         --          --      (1,468)
Other income...................................................................         --          --         200
Income tax expense.............................................................         --        (355)         --
                                                                                  --------    --------    --------
  Loss before discontinued operation...........................................     (1,499)    (19,710)    (49,470)
Discontinued operation.........................................................    (11,985)     19,091          --
                                                                                  --------    --------    --------
     Net loss..................................................................   $(13,484)   $   (619)   $(49,470)
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------

Total assets:
  Internet services............................................................   $     --    $ 44,743    $ 31,047
  Investment and corporate.....................................................      4,522          --     129,376
                                                                                  --------    --------    --------
                                                                                  $  4,522    $ 44,743    $160,423
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------

(4) INVESTMENTS IN AFFILIATES

     During 1999, the Company made investments in 14 companies that possess Internet-focused business models. The following is a summary of the carrying value of investments held at December 31, 1999:

Cost investments...............................................................   $20,875,902
Equity investment..............................................................     3,531,422
Marketable securities..........................................................     2,060,000
                                                                                  -----------
                                                                                  $26,467,324
                                                                                  -----------
                                                                                  -----------

     The Company recognized a loss of $1,051,911 representing its proportionate share of the losses of investee companies, for those investments carried under the equity method. Additionally, the Company recognized $416,667 representing the amortization of the net excess of investment over its proportionate share of the affiliates net assets. Amortization is recorded on a straight line basis over three years.

                            RARE MEDIUM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                                       1998          1999
                                                                    ----------    -----------
Property and equipment:
  Equipment......................................................   $1,469,759    $12,233,614
  Furniture and fixtures.........................................      168,910      2,258,566
  Leasehold improvements.........................................      629,179      1,648,634
                                                                    ----------    -----------
                                                                     2,267,848     16,140,814
  Less accumulated depreciation and amortization.................      349,575      4,040,577
                                                                    ----------    -----------
  Property and equipment, net....................................   $1,918,273    $12,100,237
                                                                    ----------    -----------
                                                                    ----------    -----------

(6) ACCRUED LIABILITIES

     Accrued liabilities consists of the following at December 31:

                                                                       1998          1999
                                                                    ----------    ----------
Accrued liabilities:
  Accrued compensation...........................................   $  474,805    $1,064,947
  Accrued professional fees......................................      417,809     2,197,684
  Accrued interest payable.......................................      273,309        40,691
  Other liabilities..............................................      746,441     2,455,251
                                                                    ----------    ----------
  Total accrued liabilities......................................   $1,912,364    $5,758,573
                                                                    ----------    ----------
                                                                    ----------    ----------

(7) NOTES PAYABLE--RELATED PARTIES

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

     In 1998 and 1999, the Company issued 2,951,814 shares and 1,431,756 shares, respectively, to certain Noteholders in exchange for their beneficial interest in $12,220,506 and $8,432,581, respectively.

     In 1999, $1,460,828 of non-cash interest expense was recognized related to this conversion to the extent the fair value of the stock on the date of conversion exceeded the conversion price. On December 31, 1999, as a result of these transactions, there is a remaining principal balance of $1,993,530 payable under the Note. In February 2000, the remaining principal balance of $2.0 million was converted into common stock at fair value.

     Accrued interest, included in accrued expenses, on the remaining Notes relating to the interest payment due April 1, amounted to $230,071 and $40,691 as of December 31, 1998 and 1999, respectively.

                            RARE MEDIUM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(8) SHAREHOLDERS' EQUITY

  Common Stock Transactions

     In 1998, the Company issued 5,775,003 shares of common stock as partial consideration for the acquisition of Rare Medium, Inc. and other Internet services business acquisitions. The fair value of the common stock was determined based on the average trading price of the Company's common stock at the time of the respective acquisitions.

     In 1999, the Company issued 4,977,923 shares of common stock as consideration for the purchase of Internet services business and incubator acquisitions. The fair value of the common stock was determined based on the average trading price of the Company's common stock at the time of the respective acquisitions.

     In 1998 and 1999, the Company issued 2,951,814 shares and 1,431,756 shares, respectively, of common stock to certain beneficial holders of the Note held by the former shareholders of Rare Medium in exchange for the principal amount of the Note and accrued interest. Additionally, 193,895 shares and 34,144 shares of common stock were issued with respect to the interest payment made in October 1998 and April 1999, respectively. In 1998, the fair value of the common stock was determined based on a value of the average trading price of the Company's common stock at that time. In 1999, $1,460,828 of non cash interest expense was recognized to the extent that the fair value of the stock on the date of conversion exceeded the conversion price.

     Pursuant to the terms of a Securities Purchase Agreement, dated as of January 28, 1999, the Company agreed to sell, in two tranches, 8% Convertible Term Debentures of the Company in the aggregate principal amount of $6,000,000 (the "Convertible Debentures") and five year warrants to purchase an aggregate of 693,642 shares of common stock at an exercise price of $5.27 per share, subject to reset (the "Warrants"). The first tranche of the transaction closed effective January 28, 1999, at which time the Company sold the Convertible Debentures in the aggregate principal amount of $3,500,000 and Warrants to purchase 404,625 shares of common stock. In 1999, $1,087,698 of noncash interest expense was recognized representing the accretion of the discount resulting from the Convertible Debentures' beneficial conversion feature. On June 4, 1999, in association with the issuance of the redeemable preferred stock (see Note 9), the Company sold the remaining $2,500,000 of Convertible Debentures and Warrants. The Convertible Debentures and Warrants were then immediately converted into 1,588,462 shares of common stock.

(9) REDEEMABLE PREFERRED STOCK

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

                            RARE MEDIUM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(9) REDEEMABLE PREFERRED STOCK--(CONTINUED)

     The Series A Preferred Stock are subject to mandatory and optional redemption. On June 30, 2012, the Company will be required to redeem all Series A Preferred Stock plus any accrued and unpaid dividends. At the option of the Company, the Series A Preferred Stock can be redeemed after June 30, 2002 provided that the trading price of the Company's common stock for each of the preceding 30 trading days is greater than $12 per share, or after June 30, 2004 at a price of 103% of the face value of the Series A Preferred Stock plus any accrued and unpaid dividends. In the event of a change of control, as defined, at the option of the holders of the majority of the then outstanding shares of the Series A Preferred Stock, the Company is required to redeem all or any number of such holders' shares of Series A Preferred Stock plus any accrued and unpaid dividends. The Series A Preferred Stock are convertible into common stock at a conversion price of $7.00, subject to adjustment under certain anti-dilution provisions as defined.

     The preferred cumulative quarterly dividends are based on a rate of 7.5% per annum for the first three years and 4.65% thereafter. For the first three years, dividends are payable in additional shares of Series A securities. During the next two years, at the option of the holder, dividends will be paid in additional shares of Series A securities or in cash. Dividends paid thereafter will be paid in cash.

     Each Series 1-A warrant is exercisable for 13.5 shares of Company common stock and each Series 2-A warrant is exercisable for one share of Company common stock. The Series 1-A and Series 2-A warrants are exercisable at any time and expire ten years from the date issued. The exercise price of the Series 1-A warrants is dependent on the trading price of the Company's common stock. The exercise price ranges from $0.01, if the trading price is equal to or greater than $7.00, to $4.20 if the trading price is equal to or less than $4.00; the exercise price of the Series 2-A warrants is $7.00. These exercise prices are subject to adjustment under certain anti-dilution provisions as defined. The holder of the Series 1-A and Series 2-A warrant has the option to pay the exercise price of the warrant in cash, Company common stock previously held, or instructing the Company to withhold a number of Company shares with an aggregate fair value equal to the aggregate exercise price.

     As of December 31, 1999, assuming that affiliates of Apollo convert all their shares of Series A convertible preferred stock and exercise all their Series 1-A and Series 2-A warrants, they would own approximately 47% of our outstanding common stock.

     The Company ascribed value to the Series A securities based on their relative fair value. As such, $29.9 million has been allocated to Series A Preferred Stock and the remaining $57.1 million has been allocated to the related Series 1-A and Series 2-A warrants. This transaction has been accounted for in accordance with FASB Emerging Issues Task Force (EITF) 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features." As a result of the holders' ability to convert immediately, $29.9 million has been reflected as a dividend in determining the net loss attributable to common stockholders. Additional dividends have been recorded, representing the accrual of the annual 7.5% pay-in-kind dividend and the accretion of the $29.9 million carrying value up to the $87.0 million face redemption over 13 years.

(10) EMPLOYEE COMPENSATION PLANS

     The Company provides incentive and nonqualified stock option plans for directors, officers, and key employees of the Company and others. The Company had reserved a total of 18.6 million shares of authorized common stock for issuance under the following plans; the Long Term Incentive Plan, Nonqualified Stock Option Plan and Equity Plan for Directors. The number of options to be granted and the option prices are determined by the Compensation Committee of the Board of Directors in accordance with the terms of the plans. Options generally expire five to ten years after the date of grant.

     During 1998, the Board of Directors approved the 1998 Long-Term Incentive Plan, ("Stock Incentive Plan") under which "non-qualified" stock options ("NQSOs") to acquire shares of common stock may be granted to non-employee directors and consultants of the Company, and "incentive" stock options ("ISOs")

                            RARE MEDIUM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(10) EMPLOYEE COMPENSATION PLANS--(CONTINUED)

to acquire shares of common stock may be granted to employees. The Stock Incentive Plan also provides for the grant of stock appreciation rights ("SARs"), shares of restricted stock, deferred stock awards, dividend equivalents, and other stock-based awards to the Company's employees, directors, and consultants.

     The Stock Incentive Plan provides for the issuance of up to a maximum of 13 million shares of common stock and is currently administered by the Compensation Committee of the Board of Directors. Under the Stock Incentive Plan, the option price of any ISO may not be less than the fair market value of a share of common stock on the date on which the option is granted. The option price of an NQSO may be less than the fair market value on the date of the NQSO is granted if the Board of Directors so determines. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in section 422A of the Internal Revenue
Code) unless the exercise price is at least 110% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Common stock subject to a restricted stock purchase or a bonus agreement is transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

     Under the Nonqualified Stock Option Plan, which provides for the issuance of up to 5,100,000 shares, the option price as determined by the Compensation Committee may be greater or less than the fair market value of the common stock as of the date of the grant, and the options are generally exerciseable for three to five years subsequent to the grant date.

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

     The per share weighted average fair value of stock options granted during, 1997, 1998 and 1999 was $1.38, $1.96 and $6.57, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate ranging from 5.4% to 6.5% in 1997, 4.5% to 5.6% in 1998 and 4.7% to 6.5% in 1999, (2) an expected life of six years in 1997 and 1998, and five years in 1999, (3) volatility of approximately 73.9% in 1997, 91.5% in 1998 and 96.3% in 1999, and (4) an annual dividend yield of 0% for all years.

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

                                                      1997           1998           1999
                                                   -----------    -----------    -----------
Net loss:
  As Reported...................................   $13,484,085    $   619,252    $49,470,380
  Pro Forma.....................................   $13,613,974    $ 6,053,743    $63,927,357

Net loss attributable to common stockholders:
  As Reported...................................   $      0.63    $      0.02    $      2.55
  Pro Forma.....................................   $      0.64    $      0.24    $      2.94

     Pro forma net loss reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net

                            RARE MEDIUM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(10) EMPLOYEE COMPENSATION PLANS--(CONTINUED)

loss amounts because compensation cost is reflected over the various options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     Stock option activity under the various option plans is shown below:

                                                                    WEIGHTED
                                                                     AVERAGE          NUMBER OF
                                                                   EXERCISE PRICES      SHARES
                                                                   ---------------    ----------
Outstanding at January 1, 1997..................................       $  4.09         3,010,326
  Granted.......................................................          3.15           716,998
  Forfeited.....................................................          6.58          (248,200)
  Exercised.....................................................          2.26          (207,644)
                                                                                      ----------

Outstanding at December 31, 1997................................          3.81         3,271,480
  Granted.......................................................          2.63         6,255,785
  Forfeited.....................................................          5.02        (1,669,293)
  Exercised.....................................................          2.12           (55,800)
                                                                                      ----------

Outstanding at December 31, 1998................................          2.61         7,802,172
  Granted.......................................................         11.37         9,705,999
  Forfeited.....................................................          4.26          (597,324)
  Exercised.....................................................          2.89        (3,237,955)
                                                                                      ----------

Outstanding at December 31, 1999................................          8.80        13,672,892
                                                                                      ----------
                                                                                      ----------

     The following table summarizes weighted-average option price information:

                                         NUMBER                                                NUMBER
                                      OUTSTANDING AT    WEIGHTED           WEIGHTED         EXERCISABLE AT     WEIGHTED
                                      DECEMBER 31,       AVERAGE           AVERAGE          DECEMBER 31,       AVERAGE
RANGE OF EXERCISE PRICES                  1999          REMAINING LIFE    EXERCISE PRICE        1999          EXERCISE PRICE
-----------------------------------   --------------    --------------    --------------    --------------    ---------------
$ 1.00-$ 2.82......................      3,222,937            6.2             $ 2.28           1,015,358           $2.08
$ 3.25-$ 4.77......................        889,081            4.7               4.24             496,110            3.82
$ 5.00-$ 8.56......................      4,647,855            5.5               6.80             233,288            5.30
$ 9.50-$15.82......................      3,877,019            5.3              11.83               5,275           12.23
$24.25-$39.06......................      1,036,000            5.4              30.70              30,000           30.53
                                        ----------           ----             ------          ----------           -----
                                        13,672,892            5.6             $ 8.80           1,780,031           $3.50
                                        ----------           ----             ------          ----------           -----
                                        ----------           ----             ------          ----------           -----

(11) INCOME TAXES

     The difference between the statutory federal income tax rate and the Company's effective tax rate for the years ended December 31, 1997, 1998 and 1999 is principally due to the Company incurring net operating losses for which no tax benefit was recorded and in 1998 alternative minimum taxes of $355,000.

     For Federal income tax purposes, the Company has unused net operating loss carryforwards ("NOL") of approximately $40 million expiring in 2008 through 2019, including $1 million of NOL relating to ChangeMusic (a separate return for tax purposes) and various foreign subsidiaries. As a result of various recent equity transactions, management believes the Company experienced an "ownership change" as defined by Section 382 of the Internal Revenue Code in 1999. Accordingly, the utilization of approximately $48 million of net operating loss carryforwards would be subject to an annual limitation in offsetting future taxable income.

                            RARE MEDIUM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(11) INCOME TAXES--(CONTINUED)

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                                         DECEMBER 31
                                                                 ----------------------------
                                                                     1998            1999
                                                                 ------------    ------------
Net operating loss carryforwards..............................   $ 12,099,000    $ 26,780,000
Alternative minimum tax carryforwards.........................        355,000         355,000
Other assets..................................................         86,000         247,000
Other accrued expenses........................................        281,000         294,000
                                                                 ------------    ------------
     Total gross deferred tax assets..........................     12,821,000      27,676,000
Less valuation allowance......................................    (12,821,000)    (27,676,000)
                                                                 ------------    ------------
     Net deferred tax assets..................................   $         --    $         --
                                                                 ------------    ------------
                                                                 ------------    ------------

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

     Due to the Company's operating losses, there is uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. During 1998 and 1999, the valuation allowance decreased by $5,117,000 and increased by $14,855,000, respectively. Of the total valuation allowance of $27,676,000, subsequently recognized tax benefits, if any, in the amount of $4,395,000 will be applied directly to contributed capital. This amount relates to the tax effect of employee stock option deductions included in the Company's net operating loss carryforward.

(12) RELATED PARTY TRANSACTIONS

     The Company loaned $230,467 to its then Chairman in July 1997 in connection with exercise of an option to acquire 82,753 shares of Common Stock. The loan was in the form of a full recourse note which matures in five years. Such note bears interest equal to the prime rate, with such rate adjusted to the current prime rate at each anniversary date.

(13) COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has non-cancelable leases, primarily related to the rental of its operations facilities. Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1999:

YEAR ENDING DECEMBER 31                                         AMOUNT
-----------------------------------------------------------   -----------
2000.......................................................   $ 3,501,868
2001.......................................................     3,762,227
2002.......................................................     3,525,230
2003.......................................................     3,365,509
2004.......................................................     3,016,495
Thereafter.................................................     5,013,623
                                                              -----------
     Total minimum lease payments..........................   $22,184,952
                                                              -----------
                                                              -----------

                            RARE MEDIUM GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(13) COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     Total rent expense under operating leases amounted to $315,048 and $1,655,980 for 1998 and 1999, respectively.

  Employment Agreements

     The Company is a party to employment agreement with the Chief Executive Officer of the Company. The agreement term is from April 15, 1998 to April 15, 2003 and calls for a minimum base salary of $250,000 per year with annual increases of his base salary of not less than 4% per year. The minimum salary commitment for this agreement is $1,354,081. Additionally, this officer is entitled to incentive compensation equal to 2% of the Company's revenues for such year in excess of the revenues of the immediate preceding year. Incentive compensation approximated $35,000 and $650,000, in 1998 and 1999, respectively. In addition, this officer was granted options to acquire an aggregate of 2,000,000 shares of the Company's common stock at the exercise prices equal to $2.375 per share, the fair value at the time of the agreement, which options will become exercisable ratably on a monthly basis over a period of 60 months from the date of grant and expire ten years from the date of grant.

  Litigation

     From time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on the financial position or results of operations of the Company.

(14) SUBSEQUENT EVENTS (UNAUDITED)

     On January 14, 2000, the Company sold 2,500,000 shares of its common stock for gross proceeds of $70.1 million (net proceeds of $65.7 million) in a private transaction to a group of mutual funds managed by Putnam Investments and Franklin Resources, Inc. On February 11, 2000, the Company filed a registration statement with the Securities and Exchange Commission to register the resale of such shares.

     On January 5, 2000, we completed the acquisition of Notus Communications, Inc., a privately held Internet communications company based in Atlanta that provides business to business Internet unified messaging technology solutions. In connection with this acquisition, the Company issued 56,577 shares of common stock and an approximate 12% interest in our majority owned subsidiary iFace.com. Our effective ownership in Notus is 85.5%.

     The Company's Board of Directors approved a plan that allows the Compensation Committee to incentivize employees by allocating to them up to 20% of any profit that might be recognized when and if our investments in affiliates and incubator companies become liquid, as defined, subject to vesting and other requirements. The Company will have the right to pay such amount either in cash, Company Stock or a combination thereof. No awards relating to this plan have yet been made. Depending on the structure of the awards under this plan, we may be required to record compensation expense in accordance with generally accepted accounting principles.

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Coopers and Lybrand LLP

Coopers and Lybrand LLP

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
                                                                   `============     ============      ============

                               RARE MEDIUM GROUP

                SCHEDULE II--VALUATIONS AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                                    CHARGED     ADDITIONS
                                                    BALANCE AT     TO COSTS      CHARGED                   BALANCE AT
                                                    BEGINNING         AND       TO OTHER                     END OF
DEDUCTIONS -- DESCRIPTION                            OF YEAR       EXPENSES     ACCOUNTS     DEDUCTIONS       YEAR
-------------------------------------------------   ----------     ---------    ---------    ----------    ----------
Reserves and allowances deducted asset accounts:

Allowances for uncollectible accounts receivable

Year ended December 31, 1997.....................           --            --           --            --            --
Year ended December 31, 1998.....................           --            --    $  82,445(1)         --    $   82,445
Year ended December 31, 1999.....................   $   82,445       544,747           --    $ (82,445)    $  544,747

Allowances for uncollectible notes receivable

Year ended December 31, 1997.....................           --            --           --            --            --
Year ended December 31, 1998.....................           --            --    $ 375,000            --    $  375,000
Year ended December 31, 1999.....................   $  375,000     (200,000)           --            --    $  175,000

------------------
(1) Existing reserves for acquired companies.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   -------------------

         /s/ Glenn S. Meyers                Chairman of the Board, President and            February 23, 2000
------------------------------------------  Chief Executive Officer
             Glenn S. Meyers


         /s/ Andrew D. Africk              Director                                        February 23, 2000
------------------------------------------
             Andrew D. Africk


          /s/ Michael Gross                 Director                                        February 23, 2000
------------------------------------------
              Michael Gross


         /s/ Jeffrey Killeen                Director                                        February 23, 2000
------------------------------------------
             Jeffrey Killeen


       /s/ Richard T. Liebhaber             Director                                        February 23, 2000
------------------------------------------
           Richard T. Liebhaber


          /s/ Marc J. Rowan                 Director                                        February 23, 2000
------------------------------------------
              Marc J. Rowan

         /s/ Steven Winograd                Director                                        February 23, 2000
------------------------------------------
             Steven Winograd


        /s/ Jeffrey J. Kaplan               Executive Vice President and Chief              February 23, 2000
------------------------------------------  Financial Officer (Principal Financial
            Jeffrey J. Kaplan               Officer)


       /s/ Michael A. Hultberg              Vice President and Controller (Principal        February 23, 2000
------------------------------------------  Accounting Officer)
           Michael A. Hultberg

                                 EXHIBIT INDEX

EXHIBIT                                                                                                    SEQUENTIAL
NUMBER   DESCRIPTION                                                                                        PAGE NO.
------   -----------------------------------------------------------------------------------------------   -----------
  2.1     --   Master Agreement, dated November 17, 1997, by and among ICC Technologies, Inc., ICC
               Investment, L.P., ICC Desiccant Technologies, Inc., and Engelhard Corporation, Engelhard
               DT Inc. and Engelhard/ICC was filed as Exhibit "B" to ICC Technologies, Inc.'s Definitive
               Proxy Statement dated February 3, 1998, for the Special Meeting of Stockholders held on
               February 23, 1998, and is hereby incorporated herein by reference.
  2.2     --   Contribution Agreement, dated as of November 17, 1997, between Engelhard/ICC and Fresh
               Air Solutions, L.P. was filed as Exhibit "C" to ICC Technologies, Inc.'s Definitive Proxy
               Statement dated February 3, 1998, for the Special Meeting of the Stockholders held on
               February 23, 1998, and is hereby incorporated herein by reference.
  2.3     --   E/ICC Purchase and Sale Agreement, dated as of November 17, 1997, by and among ICC
               Investment, L.P., ICC Desiccant Technologies, Inc. and Engelhard DT, Inc., was filed as
               Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1997, and is hereby incorporated herein by reference.
  2.4     --   Merger Agreement and Plan of Reorganization, dated as of April 8, 1998, by and among ICC
               Technologies, Inc., RareMedium Acquisition Corp., Rare Medium, Inc. and the Founding
               Stockholders named therein ("Rare Medium Merger Agreement") was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 15, 1998 and is hereby incorporated herein by reference.
  2.5     --   Agreement and Plan of Merger, dated as of August 13, 1998, by and among ICC Technologies,
               Inc., Rare Medium, Inc., I/O 360, Inc. and the I/O 360 Stockholders named therein was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 13, 1998 and is hereby incorporated herein by reference.
  2.6     --   Agreement and Plan of Merger, dated as of August 13, 1998 by and among ICC Technologies,
               Inc., Rare Medium, Inc., DigitalFacades Corporation and the DigitalFacades Stockholders
               named therein was filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated
               August 13, 1998 and is hereby incorporated herein by reference.
  2.7     --   Purchase and Sale Agreement Relating to Partnership Interests in Fresh Air Solutions,
               L.P. by and between ICC Desiccant Technologies, Inc. and Wilshap Investments, LLC dated as of October 14, 1998 was filed as Exhibit 2.1 to the Company's Current Report on
               Form 8-K dated October 14, 1998 and is hereby incorporated herein by reference.
  2.8     --   Agreement and Plan of Merger, dated as of November 12, 1999, by and among
               Changemusic.com, Inc., a Delaware corporation, College Media, Inc., a New York corporation, and CMJ.com, Inc., a Delaware corporation, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 24, 1999, and is hereby incorporated herein by reference.
  2.9     --   Stock Purchase Agreement, dated as of November 12, 1999, by and among College Media,
               Inc., a New York corporation, Robert Haber, Joanne Haber, Lee Haber, Diane Turofsky, and
               Rare Medium Group, Inc., which was filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 24, 1999, and is hereby incorporated herein by reference.
  2.10    --   Securities Purchase Agreement, dated as of November 12, 1999, between Rare Medium Group,
               Inc. and CMJ.com, Inc., a Delaware corporation, which was filed as Exhibit 2.3 to the
               Company's Current Report on Form 8-K dated November 24, 1999, and is hereby incorporated herein by reference.

EXHIBIT                                                                                                    SEQUENTIAL
NUMBER   DESCRIPTION                                                                                        PAGE NO.
------   -----------------------------------------------------------------------------------------------   -----------
  3.1     --   Restated Certificate of Incorporation of Rare Medium Group, Inc.
  3.2     --   Amended and Restated By-Laws of Rare Medium Group, Inc.
 10.1     --   Form of Secured Promissory Note of Rare Medium, Inc. ("Rare Medium Note") in the
               principal amount of $22 million issued in connection with the acquisition of Rare Medium,
               Inc. was filed as Exhibit C-1 to the Rare Medium Merger Agreement, which was filed as
               Exhibit 2.1 to the Company's Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.
 10.2     --   Form of Security Agreement between Rare Medium, Inc. and former stockholders of Rare
               Medium, Inc. in connection with the acquisition of Rare Medium, Inc., was filed as
               Exhibit D to the Rare Medium Merger Agreement, which was filed as Exhibit 2.1 to the
               Company's Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.
 10.3     --   Form of Stock Pledge Agreement between ICC Technologies, Inc. and the former stockholders of Rare Medium, Inc., in connection with the acquisition of Rare Medium, Inc., was filed as Exhibit E to the Rare Medium Merger Agreement, which was filed as Exhibit 2.1 to the
               Company's Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.
 10.4     --   Form of Non-Founder Agreement between the Company and certain former stockholders of Rare
               Medium, Inc. in connection with the acquisition of Rare Medium, Inc., was filed as
               Exhibit M to the Rare Medium Merger Agreement, which was filed as Exhibit 2.1 to the
               Company's Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.
 10.5     --   Form of Guaranty by ICC Technologies, Inc. of the Rare Medium Note, which was filed as
               Exhibit N to the Rare Medium Merger Agreement, which was filed as Exhibit 2.1 to the
               Company's Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.
 10.6     --   Employment Agreement between the Company and Glenn S. Meyers, dated April 14, 1998, which was filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1998, and is hereby incorporated herein by reference.
 10.7     --   Employment Agreement between the Company and John S. Gross, dated May 13, 1998, which was filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1998, and is hereby incorporated herein by reference.
 10.8     --   Lease dated September 12, 1997 between Forty Four Eighteen Joint Venture and Rare Medium,
               Inc. re: entire sixth floor, 44-8 West 18th Street thru to 47-53 West 17th Street,
               Manhattan, New York, New York, which was filed as Exhibit 10.8 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.
 10.9     --   Lease dated February 11, 1998 by and between B & G Bailey Living Trust u/t/d March 25,
               1975 and Steaven Jones and DigitalFacades Corporation re: 4081 Redwood Avenue, 1st Floor,
               Los Angeles, California, which was filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.
 10.10    --   The Company's Incentive Stock Option Plan, as amended, which was filed as
               Exhibit 4(g) to the Company's Registration Statement on Form S-8, No. 33-85636, filed on
               October 26, 1994, and is hereby incorporated herein by reference.

EXHIBIT                                                                                                    SEQUENTIAL
NUMBER   DESCRIPTION                                                                                        PAGE NO.
------   -----------------------------------------------------------------------------------------------   -----------
 10.11    --   The Company's Nonqualified Stock Option Plan as amended and restated, which was filed as
               Exhibit C to the Company's Definitive Proxy Statement dated November 18, 1994, for
               Stockholders Meeting held December 15, 1994, and is hereby incorporated herein by reference.
 10.12    --   The Company's Equity Plan for Directors is hereby incorporated herein by reference from
               ICC's Definitive Proxy Statement dated November 18, 1994, for Stockholders Meeting held
               December 15, 1994.
 10.13    --   The Company's 1998 Long-Term Incentive Plan was filed as Appendix I to the Company's
               Definitive Proxy Statement dated February 17, 1999, for the Stockholders Meeting held
               March 16, 1998, and is hereby incorporated herein by reference.
 10.14    --   Fresh Air Solutions, L.P. Limited Partnership Agreement, dated February, 1998, between
               ICC Desiccant Technologies, Inc., as the sole general partner and a limited partner, and
               Engelhard DT, Inc., a limited partner, which was filed as Exhibit 10.32 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1997, and is hereby incorporated herein by reference.
 10.15    --   Admission of Partner/Amendment of Partnership Agreement dated October 14, 1998 between
               ICC Desiccant Technologies, Inc., Wilshap Investments, L.L.C., Engelhard DT, Inc. and
               Fresh Air Solutions, L.P., which was filed as Exhibit 10.15 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.
 10.16    --   Form of Exchange Agreement, dated as of December 31, 1998, by and between ICC
               Technologies, Inc. and each of certain beneficial holders of the Rare Medium, Inc.,
               Secured Promissory Note, dated April 15, 1998, which was filed as Exhibit 10.1 to the
               Company's Form 8-K dated December 31, 1998, and is hereby incorporated herein by reference.
 10.17    --   Securities Purchase Agreement, dated as of January 28, 1999, by and among ICC
               Technologies, Inc. and Capital Ventures International ("CVI Securities Purchase
               Agreement") and Exhibits thereto, which were filed as Exhibit 10.1 to the Company's
               Form 8-K dated January 28, 1999, and are hereby incorporated herein by reference.
 10.18    --   Form of Convertible Term Debenture, dated as of January 28, 1999, which was filed as
               Exhibit A to the CVI Securities Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.
 10.19    --   Form of Stock Purchase Warrant of ICC Technologies, Inc., dated as of January 28, 1999, which was filed as Exhibit B to the CVI Securities Purchase Agreement, which was filed as
               Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.
 10.20    --   Form of Registration Rights Agreement, dated as of January 28, 1999, which was filed as
               Exhibit C to the CVI Securities Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.
 10.21    --   Agreement and Plan of Merger, dated as of March 5, 1999, among Rare Medium, Inc., ICC
               Technologies, Inc., Rare Medium Texas I, Inc., Big Hand, Inc., and The Stockholders of
               Big Hand, Inc., which was filed as Exhibit 10.21 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.

EXHIBIT                                                                                                    SEQUENTIAL
NUMBER   DESCRIPTION                                                                                        PAGE NO.
------   -----------------------------------------------------------------------------------------------   -----------
 10.22    --   The Company's Amended and Restated Equity Plan for Directors, which was filed as Exhibit
               10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.
 10.23    --   Employment Agreement between the Company and Suresh V. Mathews, dated January 29, 1999, which was filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.
 10.24    --   Agreement and Plan of Merger, dated as of May 5, 1999, among Rare Medium Group, Inc.,
               Rare Medium Atlanta, Inc., Struthers Martin, Inc., and certain shareholders of Struthers
               Martin, Inc. named herein, which was filed as Exhibit 10 to the Company's Current Report on Form 8-K dated May 17, 1999, and is hereby incorporated herein by reference.
 10.25    --   Amended and Restated Securities Purchase Agreement, dated as of June 4, 1999, among Rare
               Medium Group, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P.
               and AIF/RRRR LLC, which was filed as Exhibit 10.1 to the Company's Current Report on Form
               8-K filed on June 21, 1999, and is hereby incorporated herein by reference.
 10.26    --   Form of Series 1-A Warrant of Rare Medium Group, Inc., which was filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.
 10.27    --   Form of Series 2-A Warrant of Rare Medium Group, Inc., which was filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.
 10.28    --   Pledge, Escrow and Disbursement Agreement, dated as of June 4, 1999, among Rare Medium
               Group, Inc., Apollo Investment Fund IV, L.P., and The Chase Manhattan Bank, which was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.
 10.29    --   Unit Purchase Agreement dated as of September 27, 1999 by and among Rare Atomic Pop, LLC, a Delaware limited liability company, New Valley Corporation, a Delaware corporation, and
               Ant 21 LLC, a Delaware limited liability company, which was filed as Exhibit 10 to the
               Company's Current Report on Form 8-K dated October 12, 1999, and is hereby incorporated herein by reference.
 10.30    --   Form of Purchase Agreement, dated January 14, 2000, between the Company and each of the purchasers in the private placement, which was filed as Exhibit 4.1 to the Company's Form
               S-3 filed on February 11, 2000, and is hereby incorporated herein by reference.
 10.31    --   Form of Stock Option Agreement, dated April 15, 1998, by and between ICC Technologies,
               Inc. and Glenn S. Meyers, filed as Exhibit 4(e) to the Company's Form S-8 filed on April
               23, 1999, and is hereby incorporated herein by reference.
 10.32    --   Employment Agreement between the Company and Jeffrey J. Kaplan, dated February 23, 2000.
 16       --   Letter regarding change in certifying accountant from PricewaterhouseCoopers LLP to the
               Securities and Exchange Commission, dated August 26, 1998, which was filed as
               Exhibit 16.1 to the Company's Current Report on Form 8-K dated August 13, 1998, and is hereby incorporated herein by reference.

EXHIBIT                                                                                                    SEQUENTIAL
NUMBER   DESCRIPTION                                                                                        PAGE NO.
------   -----------------------------------------------------------------------------------------------   -----------
 21       --   Subsidiaries of the Company are Rare Medium, Inc., a New York corporation; Rare Medium
               Atlanta, Inc., a Delaware corporation; Rare Medium San Francisco, Inc., a Delaware corporation; Rare Medium Detroit, Inc., a Delaware corporation; Rare Medium Austin, Inc., a Delaware corporation; Evit__Caretni Interactive, Inc., a California corporation;
               Carlyle Media Group Limited, a United Kingdom corporation; ChangeMusic Network, Inc., a
               Delaware corporation; Liveuniverse.com Inc., a Delaware corporation; Notus
               Communications, Inc., a Georgia corporation; Regards.com, Inc., a New York corporation;
               Greetingland Network, Inc., a Delaware corporation; and ePrize, Inc., a Michigan corporation.
 23.1     --   Consent of KPMG LLP, Independent Accountants.
 23.2     --   Consent of PricewaterhouseCoopers LLP, Independent Accountants.
 23.3     --   Independent Auditor's Report on Schedule.
 27       --   Financial Data Schedule.
 99       --   Letter on behalf of ICC Technologies, Inc. to PriceWaterhouseCoopers LLP pursuant to
               Item 304 of Regulation S-K, which was filed as Exhibit 99.1 to the Company's Current
               Report on Form 8-K dated August 13, 1998, and is hereby incorporated herein by reference.