Form 10-K/A
period 1999-12-31
RARE MEDIUM GROUP INC
filed 2000-05-01
CIK 756502

===============================================================================


                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                            ------------------
                                FORM 10-K/A

                              AMENDMENT NO. 1


(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                     OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________
        TO __________

                      COMMISSION FILE NUMBER: 0-13865
                       ------------------------------
                          RARE MEDIUM GROUP, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                DELAWARE                                     23-2368845
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

                        565 FIFTH AVENUE, 29TH FLOOR
                          NEW YORK, NEW YORK 10017
        (Address of principal executive offices including zip code)
              REGISTRANT'S FORMER NAME: ICC Technologies, Inc.
     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 833-6940
                       ------------------------------
      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE


                       ------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        Common Stock, $.01 par value


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has
been subject to such filing requirements for the past 90 days. Yes [x]   No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 21, 2000 was $1,116,010,170.

        The number of shares of Common Stock outstanding as of April 21, 2000 was 49,617,118.


===============================================================================




                              EXPLANATORY NOTE

        The purpose of this amendment is to amend and restate Part III of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2000 (the "Form 10-K"). The amended and restated items are as follows:

Item 10.   Directors and Executive Officers of the Registrant.
Item 11.   Executive Compensation.
Item 12.   Security Ownership of Certain Beneficial Owners and Management.
Item 13.   Certain Relationships and Related Transactions.
Item 14.   Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

These items were omitted from the Form 10-K in reliance on instructions included in Form 10-K permitting the Registrant to incorporate such items by reference to the Registrant's proxy statement, provided such proxy statement is filed within 120 days of the Registrant's fiscal year-end. As the Registrant intends to file its proxy statement later than 120 days from its fiscal year-end, it is providing these items as part of this Form 10-K/A.

                                  PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information concerning our directors and executive officers as of April 28, 2000:


NAME                                   AGE    POSITION
----                                   ---    --------
Glenn S. Meyers......................  38     Chairman and Chief Executive Officer
Jeffrey J. Kaplan....................  51     Executive Vice President and Chief Financial Officer
Suresh V. Mathews....................  45     President and Chief Operating Officer
Robert C. Lewis......................  34     Vice President, General Counsel and Secretary
Craig C. Chesser.....................  39     Vice President and Treasurer
Michael A. Hultberg..................  34     Vice President and Controller
Jeffrey M. Killeen...................  46     Director
Richard T. Liebhaber.................  63     Director
William F. Stasior...................  59     Director
Andrew D. Africk.....................  33     Director
Michael S. Gross.....................  37     Director
Marc J. Rowan........................  37     Director


        Glenn S. Meyers. Mr. Meyers is the co-founder, Chairman and Chief Executive Officer of the Company. He is also Chairman and Chief Executive Officer of the Company's wholly-owned subsidiary, Rare Medium, Inc. and has been a member of the board of directors of the Company as well as the Chief Executive Officer since April 15, 1998. Prior to joining Rare Medium, Inc. in September 1996, Mr. Meyers was President of Brookridge Capital Management, an Internet venture capital firm from 1994 to September 1996. Mr. Meyers is also a director of L90, Inc.

        Jeffrey J. Kaplan. Mr. Kaplan has been the Executive Vice President and Chief Financial Officer of the Company since September 1999. Mr. Kaplan served as Executive Vice President, Chief Financial Officer and Director of Safety Components International, Inc., a leading manufacturer of airbag cushions and fabric from February 1997 to August 1999. From October 1993 to February 1997, Mr. Kaplan served as Executive Vice President, Chief Financial Officer and Director of International Post Limited, a leading provider of post-production services for commercial and advertising markets.

        Suresh V. Mathews. Mr. Mathews was appointed the Company's
President and Chief Operating Officer in April 2000. Mr. Mathews has also been the President and Chief Operating Officer of the Company's wholly-owned subsidiary, Rare Medium, Inc. since January 1999. Prior to joining Rare Medium, Inc., Mr. Mathews was Senior Vice President and Chief Information Officer of Quaker State Corporation from June 1991 to December 1998.

        Robert C. Lewis. Mr. Lewis has been the Vice President and General Counsel of the Company since May 1998 and Secretary of the Company since August 1998. Prior to joining the Company, Mr. Lewis was an associate at the law firm of Fried, Frank, Harris, Shriver & Jacobson from October 1992.

        Craig C. Chesser. Mr. Chesser has been a Vice President of the Company since July 1998 and has been the Treasurer of the Company since November 1999. Mr. Chesser served as the Corporate Controller from July 1998 to November 1999. Prior to joining the Company, Mr. Chesser was Vice President, Finance for TransCare Corporation, a health care industry consolidator. Previously, Mr. Chesser was Vice President, Finance and Administration for Sunwestern Investment Group, a venture capital organization.

        Michael A. Hultberg. Mr. Hultberg joined the Company as Vice President and Controller in November 1999. From July 1988 to November 1999, Mr. Hultberg was employed by KPMG LLP, most recently as Senior Manager.

        Jeffrey M. Killeen. Jeffrey M. Killeen has been a director of the Company since October 1998. Mr. Killeen has been the Chief Executive Officer of Forbes.com since August 1999. Prior to that, Mr. Killeen was the Chief Operating Officer of barnesandnoble.com, an e-commerce company, from January 1998 to March 1999. Before joining barnesandnoble.com, Mr. Killeen served as President and Chief Executive Officer of Pacific Bell Interactive Media from August 1994 to January 1998.

        Richard T. Liebhaber. Mr. Liebhaber has been a member of the board of directors of the Company since June 1998. Mr. Liebhaber has been a Managing Director of Veronis, Suhler & Associates, Inc., the New York media merchant banking firm, since June 1, 1995. In addition, Mr. Liebhaber is currently a member of the following boards of directors: Qwest Communications, Inc., Advanced Radio Telecommunications, AVICI Systems, Inc., Internet Communications Corporation, and Alcatel USA, Inc. Mr. Liebhaber also serves as a consultant and member of the Advisory Board of Corning, Inc.

        William F. Stasior. Mr. Stasior joined the board of directors of the Company in April 2000 replacing Steven Winograd upon Mr. Winograd's resignation. Mr. Stasior was the Chairman and Chief Executive Officer of Booz Allen & Hamilton Inc., a management and technology consulting firm, from 1991 to 1999, and had served on the Board of Directors of Booz Allen since 1979. Since October 1999, Mr. Stasior has been the Senior Chairman of Booz Allen. Mr. Stasior also serves on the Board of Directors of OPNET, a software company that specializes in enhancing network performance for the Internet and other applications and Emerging Vision Inc., an optical retailer.

        Andrew D. Africk. Mr. Africk has been a member of the board of directors of the Company since June 1999. Mr. Africk is a partner of Apollo Advisors, L.P. (which, together with its affiliates, acts as the managing general partner of several private securities investment funds, including Apollo Investment Fund IV, L.P.) and of Lion Advisors, L.P. (a financial advisor to, and representative of institutional investors with respect to, securities investments). Mr. Africk is also a director of Continental Graphics Holdings, Inc. and Encompass Services Corporation, as well as several private venture companies.

        Michael S. Gross. Mr. Gross has been a member of the board of directors of the Company since August 1999. Mr. Gross is one of the founding principals of Apollo Advisors, L.P. and of Lion Advisors, L.P. Mr. Gross is also a director of Allied Waste Industries, Inc., Breuners Home Furnishing, Inc., Clark Enterprises Inc., Converse, Inc., Florsheim Group, Inc., United Rentals, Inc., Encompass Services Corporation and Saks Incorporated.

        Marc J. Rowan. Mr. Rowan has been a member of the board of directors of the Company since June 1999. Mr. Rowan is one of the founding principals of Apollo Advisors, L.P. and of Lion Advisors, L.P. Mr. Rowan is also a director of Vail Resorts, Inc., Quality Distribution, Inc., National Financial Partners, Inc., Samsonite Corporation, Wyndam International and NRT Incorporated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 1999, its officers, directors and greater-than-10% stockholders complied with all Section 16(a) filing requirements, with the exception of late filings of Initial Statements of Beneficial Ownership of Securities on Form 3 for each of Suresh V. Mathews, Jeffrey J. Kaplan, Craig C. Chesser and Michael A. Hultberg. Such forms were subsequently filed with the SEC.

ITEM 11:  EXECUTIVE COMPENSATION.

        The following Summary Compensation Table sets forth, for the three years ended December 31, 1999, the compensation for services in all capacities earned by the Company's Chief Executive Officer and each other named executive officer whose total annual salary, bonus and other annual compensation exceeded $100,000 in 1999, including a former executive officer whose compensation would have placed him in the disclosed group had he been an executive officer as of December 31, 1999.



                                  SUMMARY COMPENSATION TABLE

                                                                                          Securities
                                                                              Restricted   Underlying
                                                               Other Annual    Stock        Options/      LTIP           All Other
Name and Principal Position     Year    Salary        Bonus    Compensation   Award(s)($)   SARs(#)     Payouts($)     Compensation
---------------------------    ------   ------        -----    ------------   -----------  ----------   ----------     ------------
Glenn S. Meyers                 1999   $257,192    $2,157,889  $  17,600(4)            -           -            -            -
 Chairman and                   1998    178,082        35,193     20,000(4)            -    2,000,000           -            -
   Chief Executive Officer

Suresh V. Mathews               1999    208,558(1)         -          -                -    1,000,000           -        $1,514(6)
 President and
   Chief Executive Officer

Jeffrey J. Kaplan               1999     64,039(2)         -       3,850(4)            -      350,000           -            -
 Executive Vice President and
   Chief Financial Officer

Robert C. Lewis                 1999    110,135            -          -                -       68,000           -         2,500(6)
 Vice President, General        1998     47,596            -          -                -       32,000           -            -
   Counsel and Secretary

Craig C. Chesser                1999    118,692       10,000       3,000(4)            -       32,500           -         2,500(6)
 Vice President and Treasurer   1998     43,846            -          -                -       17,500           -            -

Michael A. Hultberg             1999     25,096(3)         -          -                -       75,000           -            -
 Vice President and Controller

John S. Gross                   1999    169,327            -     100,000(5)            -           -            -         1,924(6)
 Former Sr. Vice President      1998    113,750            -       3,875(4)            -      150,000           -            -
  and Chief Financial Officer

------------------------

(1) Represents compensation from January 29, 1999.
(2) Represents compensation from September 27, 1999.
(3) Represents compensation from November 1, 1999.
(4) Represents non-accountable expense allowance.
(5) Represents payment pursuant to severance agreement.
(6) Represents 401(k) employer matching contributions in 1999.




        The following table sets forth information concerning grants of stock options to purchase shares of common stock, par value $.01 per share, of the Company ("Common Stock") during the year ended December 31, 1999 to the named executive officers.


                                OPTION/SAR GRANTS IN LAST YEAR


                           Number of         Percent of                                 Potential Realizable Value at
                          Securities       Total Options/                               Assumed Annual Rates of Stock
                          Underlying      SARs Granted to    Exercise or                Price Appreciation for Option Term
                         Options / SARs     Employees in     Base Price    Expiration
Name                     Granted (#)(1)     Fiscal Year      ($/Share)         Date           5%          10%
----                     --------------   ---------------    -----------   ----------         --          ---

Glenn S. Meyers                  -            0.0%                N/A            N/A           N/A           N/A

Suresh V. Mathews        1,000,000(2)         8.3%             $5.110        1/29/09    $3,213,652     $8,144,024

Jeffrey J. Kaplan          350,000(3)         2.9%             $9.500        9/21/09     2,091,075      5,299,194

Robert C. Lewis             43,000(4)         0.4%             $4.770         4/1/04        69,291        141,150
                            25,000(5)         0.2%             $8.563        9/27/04        59,145        130,695

Craig C. Chesser            12,500(6)         0.1%             $5.110        1/29/04        17,647         38,996
                            20,000(7)         0.2%             $8.563        9/27/04        47,316        104,556

Michael A. Hultberg         75,000(8)         0.6%            $14.750        11/1/04       305,636        675,377

John S. Gross                    -            0.0%                N/A            N/A           N/A            N/A

------------------------

(1) The number of shares of Common Stock covered by the options are subject to anti-dilution adjustments in the event of any stock dividend, stock split or combination of shares, recapitalization or other change in the Company's capital stock. The vesting of the options is subject to acceleration in the event of a change in control of the Company, which means, generally, the consummation of any merger or consolidation involving the Company, any sale of substantially all of the Company's assets or other transaction or related transactions as a result of which a single person or several persons acting in concert own a majority of the shares of Common Stock or a lower percentage of Common Stock in certain cases (except for certain transactions that do not involve a change in the holders of a majority of the outstanding shares of Common Stock and the ownership of a majority of the outstanding shares of Common Stock by a single person).
(2) These options were granted on January 29, 1999 at an exercise price of $5.11, the per share fair market value of the Common Stock at that time. The options have a term of ten (10) years. Options are exercisable cumulatively in four (4) equal annual installments, beginning on January 29, 2000.
(3) These options were granted on September 21, 1999 at an exercise price of $9.50, the per share fair market value of the Common Stock at that time. The options have a term of ten (10) years. Options are exercisable cumulatively in four (4) equal annual installments, beginning on September 21, 2000.
(4) These options were granted on April 1, 1999 at an exercise price of $4.77, the per share fair market value of the Common Stock at that time. The options have a term of five (5) years. Options are exercisable cumulatively in three (3) equal annual installments, beginning on May 18, 1999.
(5) These options were granted on September 27, 1999 at an exercise price of $8.563, the per share fair market value of the Common Stock at that time. The options have a term of five (5) years. Options are exercisable cumulatively in two (2) equal annual installments, beginning on May 18, 1999.
(6) These options were granted on January 29, 1999, at an exercise price of $5.11, the per share fair market value at that time. The options have a term of five (5) years. Options are exercisable cumulatively in three
    (3) equal annual installments, beginning on July 27, 1999.
(7) These options were granted on September 27, 1999 at an exercise price of $8.563, the per share fair market value of the Common Stock at that time. The options have a term of five (5) years. Options are exercisable cumulatively in three (3) equal annual installments, beginning on July 27, 1999.
(8) These options were granted on November 1, 1999 at an exercise price of $14.75, the per share fair market value of the Common Stock at that time. The options have a term of five (5) years. Options are exercisable cumulatively in three (3) equal annual installments, beginning on November 1, 2000.




        The following table sets forth information concerning the exercise of options to purchase shares of Common Stock by the named executive officers during the year ended December 31, 1999, as well as the number and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 1999.

                       AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR AND
                                  YEAR-END OPTION/SAR VALUES


                      Number of
                      Securities                         Number of Securities      Value of Unexercised
                      Underlying                         Underlying Options /      In-the-Money Options/
                     Options/SARs                        SARs at Fiscal Y/E(#)       SARs at Fiscal Y/E
                     Acquired on            Value            Exercisable/               Exercisable/
Name                 Exercise (#)          Realized         Unexercisable              Unexercisable
----                 ------------          --------      ---------------------     ---------------------

Glenn S. Meyers            600,000       $10,172,820     66,666/1,333,334         $2,116,646/42,333,355

Suresh V. Mathews                -                 -        0/1,000,000                0/29,015,000

Jeffrey J. Kaplan                -                 -         0/350,000                 0/8,618,750

Robert C. Lewis                  -                 -       25,000/75,000            759,452/2,157,863

Craig C. Chesser            16,666           532,270         0/33,334                   0/955,884

Michael A. Hultberg              -                 -         0/75,000                  0/1,453,125

John S. Gross              145,000         1,258,813            0/0                        0/0


EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

MEYERS EMPLOYMENT AGREEMENT

        In connection with the transactions consummated pursuant to the acquisition by the Company of Rare Medium, Inc., the Company entered into an Employment Agreement effective April 15, 1998 with Glenn S. Meyers (the "Meyers Employment Agreement"). Pursuant to the Meyers Employment Agreement, Mr. Meyers was engaged as the Chairman, President and Chief Executive Officer of the Company and Rare Medium, Inc. to serve for a term of five years, expiring April 15, 2003. Mr. Meyers receives an annual base salary of $250,000, with a minimum annual increase during the term of not less than 4% per annum. In addition to base compensation, Mr. Meyers is entitled to receive, for each calendar year during the term, incentive compensation equal to 2.0% of revenues derived from activities of Rare Medium, Inc. for such calendar year in excess of the revenues of Rare Medium, Inc. for the preceding year. Effective June 4, 1999, the Meyers Employment Agreement has been amended and restated to effect a ceiling of $150,000,000 on revenues of the Company for determining such annual incentive compensation payable to Mr. Meyers. In addition, the amended and restated agreement provides that, in the event gross revenues exceed such revenue ceiling, the Compensation Committee of the Board of Directors will, with such assistance as it will deem necessary, establish an incentive bonus program for Mr. Meyers based on objective and subjective factors to appropriately incentivize him. Such revised incentive bonus program shall be designed to allow Mr. Meyers to continue to receive increases in annual bonuses based on, and subject to, the targets and criteria established by the Compensation, in amounts similar to the incentive bonuses previously received by Mr. Meyers. The Meyers Employment Agreement provides Mr. Meyers with a right to terminate his employment agreement upon a breach of such agreement or upon the occurrence of certain events constituting a "change in control" of the Company as defined therein. Upon such a "change in control," Mr. Meyers would be entitled to receive a lump sum payment from the Company which shall be equal to all salary and incentive compensation for the remaining term and the cash value of all benefits which would have been received by him for the remaining term. In addition, all of his unvested stock options shall immediately vest and become exercisable.
The Meyers Employment Agreement also contains a covenant not to compete with the Company or any of its affiliates for the term of the agreement, plus one additional year. Concurrently with the execution of the Meyers Employment Agreement, the Company granted to Mr. Meyers options to acquire an aggregate of 2,000,000 shares of Common Stock at exercise prices equal to $2.375 per share (the fair market value at the time of issuance), which options become exercisable ratably on a monthly basis over a period of 60 months from the date of grant and expire ten years from the date of grant.

MATHEWS EMPLOYMENT AGREEMENT

        The Company entered into an Employment Agreement dated January 29, 1999 with Suresh V. Mathews (the "Mathews Employment Agreement"). Pursuant to the Mathews Employment Agreement, Mr. Mathews has been engaged as the President and Chief Operating Officer of the Rare Medium, Inc. to serve for a term of four years. Mr. Mathews receives an annual base salary of $225,000. The Mathews Employment Agreement provides Mr. Mathews with a right to terminate the Mathews Employment Agreement upon the occurrence of certain events constituting a "change in control" of the Company as defined therein. Upon such a "change in control," Mr. Mathews would be entitled to receive all salary and incentive compensation for the remaining term, the cash value of all benefits which would have been received by him for the remaining term and the cash value of all unexercised stock options (whether or not vested) or the cashless exercise value thereof. In the event the Company discharges Mr. Mathews other than "for cause," Mr. Mathews would be entitled to receive his base salary for a period of twelve months following such discharge. The Mathews Employment Agreement also contains a covenant not to compete with the Company or any of its affiliates for the term of the agreement, plus one additional year. In connection with Mr. Mathews' employment with the Company, the Company granted to Mr. Mathews options to acquire an aggregate of 1,000,000 shares of Common Stock, at an exercise price equal to $5.11 per share (the fair market value at the time of issuance), which vest ratably over a four year period and expire ten years from the date of the grant. In the event the Company terminates Mr. Mathews' employment without cause, 50% of all unvested options will become immediately vested and exercisable, and all options will be exercisable through their initial expiration date. On April 26, 2000, the Board of Directors of the Company appointed Mr. Mathews President and Chief Operating Officer of the Company, in addition to his position at Rare Medium, Inc.

KAPLAN EMPLOYMENT AGREEMENT

        The Company entered into an Employment Agreement dated September 21, 1999 with Jeffrey J. Kaplan (the "Kaplan Employment Agreement"). Pursuant to the Kaplan Employment Agreement, Mr. Kaplan has been engaged as the Executive Vice President and Chief Financial Officer of the Company to serve for a term of four years. Mr. Kaplan receives an annual base salary of $225,000. The Kaplan Employment Agreement provides Mr. Kaplan with a right to terminate his employment agreement upon the occurrence of certain events constituting a "change in control" of the Company, as defined therein. Upon such a "change in control," Mr. Kaplan would be entitled to receive all salary and incentive compensation for the remaining term, the cash value of all benefits which would have been received by him for the remaining term and the cash value of all unexercised stock options (whether or not vested). In the event the Company discharges Mr. Kaplan other than "for cause," Mr. Kaplan would be entitled to receive his base salary for a period of twelve months following such discharge. The Kaplan Employment Agreement also contains a covenant not to compete with the Company or any of its affiliates for the term of the agreement, plus one additional year. In connection with Mr. Kaplan's employment with the Company, the Company granted to Mr. Kaplan options to acquire an aggregate of 350,000 shares of Common Stock, at an exercise price equal to $9.50 per share (the fair market value at the time of issuance), which vest ratably over a four year period and expire ten years from the date of the grant. In addition, in the event the Company terminates Mr. Kaplan's employment without cause, 50% of all unvested options will become immediately vested and exercisable, and all options will be exercisable through their initial expiration date.

STOCK PLANS

        The Company's Board of Directors has approved an equity participation plan that allows the Compensation Committee to incentivize its employees by allocating to them up to 20% of any profit it might recognize when and if its investments in portfolio and incubator companies become liquid, subject to vesting and other requirements. The Company will have the right to pay such amount either in cash, in the Company's Common Stock or a combination thereof. Although the Company expects the Compensation Committee to make allocations of awards under this plan in the first half of 2000, no awards have been made as of May 1, 2000. Depending on the structure of the awards under this plan, the Company may be required to record compensation expense in accordance with generally accepted accounting principles.

        On May 6, 1998, the Board of Directors adopted the Company's 1998 Long-Term Incentive Plan (the "Plan"). The Plan was approved by the Company's Stockholders on March 16, 1999. The Plan provides for the granting of awards to directors (whether or not employees), executive officers, key employees and consultants and other service providers in the form of stock options, stock appreciation rights, restricted stock awards, deferred stock awards, bonus stock awards, dividend equivalents, and other types of stock based awards. The variety of awards authorized by the Plan is intended to give the Company flexibility to adapt the Company's compensation practices as the business environment in which it operates changes. The maximum aggregate number of shares of Common Stock that may be delivered for all purposes under the Plan is 23,000,000 (of which 15,000,000 have not yet been ratified by the Stockholders), subject to adjustment. The Plan is administered by the Compensation Committee of the Board of Directors. These options generally carry five-year terms and become exercisable cumulatively in three equal installments, with the first installment becoming exercisable on the one-year anniversary of each grantee's date of employment.

        The Company has a Nonqualified Stock Plan ("NQSOP") for directors, officers and key employees of the Company. The NQSOP will expire on July 18, 2000. The Company does not intend to make any additional grants of options under the NQSOP prior to the NQSOP's expiration.

        In 1994, the Company adopted an Equity Plan for Directors (the "Equity Plan for Directors") pursuant to which non-employee directors of the Company received automatic option grants whose vesting was dependent on the market price of the Common Stock. On October 26, 1998, the Board of Directors amended and restated the Equity Plan for Directors to change the plan from a formula-based stock option plan as described above to a discretionary plan (the "Amended and Restated Equity Plan for Directors"), thereby providing more flexibility in determining incentive based stock option awards for non-employee directors of the Company. The Amended and Restated Equity Plan for Directors authorized 500,000 aggregate shares of Common Stock for the granting of such options under the plan, of which 108,000 were available for granting stock options as of December 31, 1999. Subsequent grants of stock options to directors have been made under the Company's 1998 Long-Term Incentive Plan and the Company does not intend to make any additional grants to directors under the Amended and Restated Equity Plan for Directors.

        See Item 13. "Certain Relationships and Related Transactions" for a discussion of certain agreements between the Company and certain directors of the Company.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table and notes thereto set forth certain information, as of April 21, 2000, regarding beneficial ownership of the shares of Common Stock of the Company by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's named executive officers under the Summary Compensation Table under the heading "Executive Compensation," (iii) each director and nominee for director, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares indicated as owned by them.


                                                                  Number of Shares of
                                                               Common Stock Beneficially   Percentage
     Name and Address                      Position                    Owned (1)            of Class
     ----------------                      --------                    ---------            --------

Glenn S. Meyers                Chairman and Chief Executive Officer         266,666         * (2)

Suresh V. Mathews              President and Chief Operating Officer        250,000         * (3)

Jeffrey J. Kaplan              Executive Vice President and Chief Financial          -      * (4)
                               Officer

Robert C. Lewis                Vice President, General Counsel and Secretary 57,500         * (5)

Craig C. Chesser               Vice President and Treasurer                  16,666         * (6)

Michael A. Hultberg            Vice President and Controller                         -      * (7)

John S. Gross                  Former Sr. Vice President and CFO                     -      *

Jeffrey M. Killeen             Director                                      25,000         * (8)

Steven Winograd                Director (9)                                  25,000         * (8)(10)

Richard T. Liebhaber           Director                                      25,000         * (11)

Andrew D. Africk               Director                                  37,984,871        43.4%(12)
c/o Rare Medium Group, Inc.
565 Fifth Avenue, 29th Floor
New York, New York  10017

Marc. J. Rowan                 Director                                  37,984,871        43.4%(13)
c/o Rare Medium Group, Inc.
565 Fifth Avenue, 29th Floor
New York, New York  10017

Michael S. Gross               Director                                  37,959,871        43.3%(14)
c/o Rare Medium Group, Inc.
565 Fifth Avenue, 29th Floor
New York, New York  10017

Pilgrim Baxter & Associates, Ltd.                                         5,523,600        10.0%
825 Duportrail Road
Wayne, PA  19087

Putnam Funds                                                              4,670,182         8.6%(15)
One Post Office Square
Boston, MA  02109

Apollo Investment Fund IV, L.P.                                          37,959,871        43.3%(16)
Two Manhattanville Road
Purchase, NY  10577

All Executive Officers,                                                  38,675,703        43.8%(17)
Directors and Nominees as a
group (12 persons)

------------------------

* Represents beneficial ownership of less than 1%.

(1) Beneficial ownership has been determined pursuant to Rule 13d-3 under the Exchange Act.
(2) Does not include options to purchase an additional 1,133,334 shares of Common Stock that are not exercisable within 60 days of April 21, 2000.
(3) Does not include options to purchase an additional 750,000 shares of Common Stock that are not exercisable within 60 days of April 21, 2000.
(4) Does not include options to purchase an additional 350,000 shares of Common Stock that are not exercisable within 60 days of April 21, 2000.
(5) Does not include options to purchase an additional 37,500 shares of Common Stock that are not exercisable within 60 days of April 21, 2000.
(6) Does not include options to purchase an additional 33,334 shares of Common Stock that are not exercisable within 60 days of April 21, 2000.
(7) Does not include options to purchase 75,000 shares of Common Stock that are not exercisable within 60 days of April 21, 2000. (8) Does not include options to purchase 50,000 shares of Common Stock that are not exercisable within 60 days of April 21, 2000. (9) Mr. Winograd resigned as a director of the Company effective as of April 26, 2000.
(10) On April 26, 2000, the Company and Mr. Winograd entered into an agreement allowing the remainder of his options to vest as if he were still a director of the Company.
(11) Does not include options to purchase 50,000 shares of Common Stock that are not exercisable within 60 days of April 21, 2000.
(12) Includes an aggregate of 37,959,871 shares of Common Stock issuable to Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and AIF IV/RRRR LLC (collectively, the "Apollo Stockholders") upon conversion of the Series A Convertible Preferred Stock, par value $.01 of the Company (the "Series A Preferred Stock") held by the Apollo Stockholders, and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Africk is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Africk disclaims beneficial ownership of such shares. Does not include options to purchase 50,000 shares at $7.00 that vest annually and ratably through June 4, 2002 contingent on continued service as a director.
(13) Includes an aggregate of 37,959,871 shares of Common Stock issuable to the Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Rowan is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Rowan disclaims beneficial ownership of such shares. Does not include options to purchase 50,000 shares at $7.00 that vest annually and ratably through June 4, 2002 contingent on continued service as a director.
(14) Includes an aggregate of 37,959,871 shares of Common Stock issuable to the Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Gross is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Gross disclaims beneficial ownership of such shares. Does not include options to purchase 75,000 shares at $7.00 that vest annually and ratably through August 19, 2002 contingent on continued service as a director.
(15) Based upon information provided to the Company by the Putnam Funds, this includes shares beneficially owned by the following affiliated entities:

    Putnam OTC & Emerging Growth Fund                                2,443,100
    Putnam Variable Trust - Putnam VT OTC & Emerging Growth Fund         83,00
    Putnam Emerging Information Sciences Trust S.A.                     50,000
    Putnam New Opportunities Fund                                    1,354,520
    Putnam Variable Trust - Putnam VT New Opportunities Fund           276,162
    Putnam Voyager Fund II                                             421,700
    Putnam Funds Trust - Putnam Investment Fund 98                      40,400
    Putnam Investment Funds - Putnam Worldwide Equity Fund               1,300
                                                                     ---------
                                                                     4,670,182

(16) Represents 37,959,871 shares of Common Stock issuable upon the conversion of an aggregate of 924,837 shares of the Company's Series A Preferred Stock and exercise of an aggregate of 924,843 Series 1-A warrants and 12,262,542 Series 2-A warrants held by the Apollo Stockholders. Assuming conversion of all the Series A Preferred Stock and exercise of all the Series 1-A warrants and Series 2-A warrants held by the Apollo Stockholders, such 37,959,871 shares of Common Stock would consist of 29,071,244 shares of Common Stock beneficially owned by Apollo Investment Fund IV, L.P., 1,559,085 shares of Common Stock beneficially owned by Apollo Overseas Partners IV, L.P. and 7,329,542 shares of Common Stock beneficially owned by AIF IV/RRRR LLC. The holders of the Company's Series A Preferred Stock are only entitled to an aggregate of 9,750,000 votes as of the May 1, 2000, or
      10.54 votes per share of Series A Preferred Stock. Messrs. Africk, Rowan and Gross, directors of the Company and associated with Apollo Advisers IV, L.P., disclaim beneficial ownership of the shares held by the Apollo Stockholders.
(17) Messrs. Africk, Rowan and Gross, directors of the Company and associated with Apollo Advisers IV, L.P., disclaim beneficial ownership of the shares held by the Apollo Stockholders. See footnote numbers 12, 13 and 14 above.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

APOLLO SECURITIES PURCHASE AND CONVERSION

        On June 4, 1999, the Company issued and sold to the Apollo Stockholders, for an aggregate purchase price of $87.0 million, 126,000 shares of Series A Preferred Stock, 126,000 Series 1-A warrants, 1,916,994 Series 2-A warrants, 744,000 shares of Series B Convertible Preferred Stock, 744,000 Series 1-B warrants and 10,345,548 Series 2-B warrants.

        Under the terms of the Securities Purchase Agreement with the Apollo Stockholders, at the 1999 annual meeting of Stockholders held on August 19, 1999, the holders of Common Stock approved the conversion of all of the Series B Convertible Preferred Stock, Series 1-B warrants and Series 2-B warrants, including the additional Series B securities that have been issued as dividends, into like amounts of Series A Preferred Stock, Series 1-A warrants and Series 2-A warrants, respectively. Pursuant to the approval, all Series B Convertible Preferred Stock, Series 1-B warrants and Series 2-B warrants were converted into Series A Preferred Stock, Series 1-A warrants and Series 2-A warrants, respectively. The Series A securities are convertible into or exercisable for voting Common Stock whereas the Series B securities were convertible into or exercisable for non-voting Common Stock.

        From time to time the Company has provided, and may in the future provide, internet related professional advisory and consultative services in the ordinary course of business and on terms believed to be comparable to those obtainable by third parties to portfolio companies in which the Apollo Stockholders have an investment or in which they have considered investing. In addition, in March 2000 the Company committed up to $2,806,000 to a special purpose investment vehicle and on terms coincident with those of the other investors therein, who were principals of Apollo Advisors IV, L.P., for the purpose of making securities investments.

TRANSACTIONS WITH BEAR, STEARNS & CO. INC.

        Pursuant to an agreement dated April 12, 1999, the Company retained Bear Stearns as its financial advisor to provide investment banking services, including advisory services in connection with the investment transaction consummated pursuant to the Securities Purchase Agreement with the Apollo Stockholders for which it has received a fee of $2,392,500. In addition, as acknowledged by the terms of the agreement with Bear Stearns, an affiliate of Bear Stearns has invested, indirectly, $10,000,000 in the securities of the Company in the transaction consummated with Apollo Investment Fund IV, L.P and the other Apollo Stockholders pursuant to the Securities Purchase Agreement with the Apollo Stockholders. Steven Winograd, a director of the Company until April 2000, invested $250,000 through AIF IV/RRRR LLC, one of the Apollo Stockholders.

        In addition, the Company paid Bear Stearns a fee of $600,000 plus expenses, for investment banking services that it rendered in connection with the private placement of 2,500,000 shares of Common Stock in January 2000 and a fee of $500,000 plus expenses for investment banking services rendered in connection with the acquisition of two of the Company's Internet professional services subsidiaries in December 1999. Steven Winograd, a director of the Company until April 2000, was also a Senior Managing Director at Bear Stearns until April 2000.

EMPLOYMENT AGREEMENTS

        For a description of the employment agreements between the Company and certain executive officers, please see the descriptions in Item 11 under the heading "Executive Compensation - Employment Contracts and Change-in-Control Arrangements."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    Clause (c) of Item 14 of the Form 10K is amended and restated as follows:

        (c) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-X.

EXHIBIT
-------
NUMBER         DESCRIPTION
-------        -----------

2.1 Master Agreement, dated November 17, 1997, by and among ICC Technologies, Inc., ICC Investment, L.P., ICC Desiccant Technologies, Inc., and Engelhard Corporation, Engelhard DT Inc. and Engelhard/ICC was filed as Exhibit B to ICC Technologies, Inc.'s Definitive Proxy Statement dated February 3, 1998, for the Special Meeting of Stockholders held on February 23, 1998, and is hereby incorporated herein by reference.

2.2 Contribution Agreement, dated as of November 17, 1997, between Engelhard/ICC and Fresh Air Solutions, L.P. was filed as Exhibit C to ICC Technologies, Inc.'s Definitive Proxy Statement dated February 3, 1998, for the Special Meeting of the Stockholders held on February 23, 1998, and is hereby incorporated herein by reference.

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

2.8 Agreement and Plan of Merger, dated as of November 12, 1999, by and among Changemusic.com, Inc., a Delaware corporation, College Media, Inc., a New York corporation, and CMJ.com, Inc., a Delaware corporation, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 24, 1999, and is hereby incorporated herein by reference.

2.9 Stock Purchase Agreement, dated as of November 12, 1999, by and among College Media, Inc., a New York corporation, Robert Haber, Joanne Haber, Lee Haber, Diane Turofsky, and Rare Medium Group, Inc., which was filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 24, 1999, and is hereby incorporated herein by reference.

2.10 Securities Purchase Agreement, dated as of November 12, 1999, between Rare Medium Group, Inc. and CMJ.com, Inc., a Delaware corporation, which was filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated November 24, 1999, and is hereby incorporated herein by reference.

3.1 Restated Certificate of Incorporation of Rare Medium Group, Inc., which was filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is hereby incorporated herein by reference.

3.2            Amended and Restated By-Laws of Rare Medium Group, Inc.

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

10.7 Employment Agreement between the Company and John S. Gross, dated May 13, 1998, which was filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.

10.8 Lease, dated September 12, 1997 between Forty Four Eighteen Joint Venture and Rare Medium, Inc. re: entire sixth floor, 44-8 West 18th Street thru to 47-53 West 17th Street, Manhattan, New York, New York, which was filed as Exhibit
               10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.

10.9 Lease, dated February 11, 1998 by and between B & G Bailey Living Trust u/t/d March 25, 1975 and Steaven Jones and DigitalFacades Corporation re: 4081 Redwood Avenue, 1st Floor, Los Angeles, California, which was filed as Exhibit
               10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.

10.10 The Company's Incentive Stock Option Plan, as amended, which was filed as Exhibit 4(g) to the Company's Registration Statement on Form S-8, No. 33-85636, filed on October 26, 1994, and is hereby incorporated herein by reference.

10.11 The Company's Nonqualified Stock Option Plan as amended and restated, which was filed as Exhibit C to the Company's Definitive Proxy Statement dated November 18, 1994, for Stockholders Meeting held December 15, 1994, and is hereby incorporated herein by reference.

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

10.18 Form of Convertible Term Debenture, dated as of January 28, 1999, which was filed as Exhibit A to the CVI Securities Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

10.19 Form of Stock Purchase Warrant of ICC Technologies, Inc., dated as of January 28, 1999, which was filed as Exhibit B to the CVI Securities Purchase Agreement, which was filed as
               Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

10.20 Form of Registration Rights Agreement, dated as of January 28, 1999, which was filed as Exhibit C to the CVI Securities Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

10.21 Agreement and Plan of Merger, dated as of March 5, 1999, among Rare Medium, Inc., ICC Technologies, Inc., Rare Medium Texas I, Inc., Big Hand, Inc., and The Stockholders of Big Hand, Inc., which was filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.

10.22          The Company's Amended and Restated Equity Plan for
               Directors, which was filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.

10.23          Employment Agreement between the Company and Suresh V.
               Mathews, dated January 29, 1999, which was filed as Exhibit
               10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.

10.24 Agreement and Plan of Merger, dated as of May 5, 1999, among Rare Medium Group, Inc., Rare Medium Atlanta, Inc., Struthers Martin, Inc., and certain shareholders of Struthers Martin, Inc. named herein, which was filed as
               Exhibit 10 to the Company's Current Report on Form 8-K dated May 17, 1999, and is hereby incorporated herein by reference.

10.25 Amended and Restated Securities Purchase Agreement, dated as of June 4, 1999, among Rare Medium Group, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and AIF/RRRR LLC, which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.26 Form of Series 1-A Warrant of Rare Medium Group, Inc., which was filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.27 Form of Series 2-A Warrant of Rare Medium Group, Inc., which was filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.28 Pledge, Escrow and Disbursement Agreement, dated as of June 4, 1999, among Rare Medium Group, Inc., Apollo Investment Fund IV, L.P., and The Chase Manhattan Bank, which was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.29 Unit Purchase Agreement dated as of September 27, 1999 by and among Rare Atomic Pop, LLC, a Delaware limited liability company, New Valley Corporation, a Delaware corporation, and Ant 21 LLC, a Delaware limited liability company, which was filed as Exhibit 10 to the Company's Current Report on Form 8-K dated October 12, 1999, and is hereby incorporated herein by reference.

10.30 Form of Purchase Agreement, dated January 14, 2000, between the Company and each of the purchasers in the private placement, which was filed as Exhibit 4.1 to the Company's Form S-3 filed on February 11, 2000, and is hereby incorporated herein by reference.

10.31 Form of Stock Option Agreement, dated April 15, 1998, by and between ICC Technologies, Inc. and Glenn S. Meyers, which was filed as Exhibit 4(e) to the Company's Form S-8 filed on April 23, 1999, and is hereby incorporated herein by reference.

10.32          Employment Agreement between the Company and Jeffrey J.
               Kaplan, dated September 21, 1999, which was filed as Exhibit
               10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is hereby incorporated herein by reference.

16 Letter regarding change in certifying accountant from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated August 26, 1998, which was filed as
               Exhibit 16.1 to the Company's Current Report on Form 8-K dated August 13, 1998, and is hereby incorporated herein by reference.

21 Subsidiaries of the Company are Rare Medium, Inc., a New York corporation; Carlyle Media Group Limited, a United Kingdom corporation; ChangeMusic Network, Inc., a Delaware corporation; Liveuniverse.com Inc., a Delaware corporation; NoticeNow.com,Inc., Inc., a Georgia corporation; Regards.com, Inc., a New York corporation; Greetingland Network, Inc., a Delaware corporation; ePrize, Inc., a Michigan corporation, Speak4Free.com, Inc., a Delaware Corporation, and Rare Medium Delaware, Inc, a Delaware Corporation.

23.1 Consent of KPMG LLP, Independent Accountants, which was filed as Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is hereby incorporated herein by reference.

23.2           Consent of PricewaterhouseCoopers LLP, Independent
               Accountants, which was filed as Exhibit 23.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is hereby incorporated herein by reference.

23.3           Independent Auditor's Report on Schedule, which was filed as
               Exhibit 23.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is hereby incorporated herein by reference.

27 Financial Data Schedule, which was filed as Exhibit 27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is hereby incorporated herein by reference.

99             Letter on behalf of ICC Technologies, Inc. to
               PriceWaterhouseCoopers LLP pursuant to Item 304 of
               Regulation S-K, which was filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 13, 1998, and is hereby incorporated herein by reference.




                                          SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS AMENDMENT NO. 1 TO ITS ANNUAL REPORT ON FORM 10-K, TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

    SIGNATURE                                    TITLE                            DATE
    ---------                                    -----                            ----

/s/   Glenn S. Meyers
-------------------------------     Chairman of the Board and Chief             May 1, 2000
      Glenn S. Meyers               Executive Officer


/s/   Andrew D. Africk
-------------------------------     Director                                    May 1, 2000
      Andrew D. Africk


/s/   Michael S. Gross
-------------------------------     Director                                    May 1, 2000
      Michael S. Gross


/s/   Jeffrey M. Killeen
-------------------------------     Director                                    May 1, 2000
      Jeffrey M. Killeen


/s/   Richard T. Liebhaber
-------------------------------     Director                                    May 1, 2000
      Richard T. Liebhaber


/s/   Marc J. Rowan
-------------------------------     Director                                    May 1, 2000
      Marc J. Rowan


/s/   William F. Stasior
-------------------------------     Director                                    May 1, 2000
    William F. Stasior


/s/   Jeffrey J. Kaplan
-------------------------------     Executive Vice President and                May 1, 2000
      Jeffrey J. Kaplan             Chief Financial Officer (Principal
                                    Financial Officer)


/s/   Michael A. Hultberg
-------------------------------     Vice President and Controller               May 1, 2000
    Michael A. Hultberg             (Principal Accounting Officer)




                                        EXHIBIT INDEX

EXHIBIT
-------
NUMBER         DESCRIPTION
-------        ------------
2.1            Master Agreement, dated November 17, 1997, by and among ICC
               Technologies, Inc., ICC Investment, L.P., ICC Desiccant
               Technologies, Inc., and Engelhard Corporation, Engelhard DT
               Inc. and Engelhard/ICC was filed as Exhibit B to ICC
               Technologies, Inc.'s Definitive Proxy Statement dated
               February 3, 1998, for the Special Meeting of Stockholders
               held on February 23, 1998, and is hereby incorporated herein by reference.

2.2 Contribution Agreement, dated as of November 17, 1997, between Engelhard/ICC and Fresh Air Solutions, L.P. was filed as Exhibit C to ICC Technologies, Inc.'s Definitive
               Proxy Statement dated February 3, 1998, for the Special
               Meeting of the Stockholders held on February 23, 1998, and is hereby incorporated herein by reference.

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

2.8 Agreement and Plan of Merger, dated as of November 12, 1999, by and among Changemusic.com, Inc., a Delaware corporation, College Media, Inc., a New York corporation, and CMJ.com,
               Inc., a Delaware corporation, which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November
               24, 1999, and is hereby incorporated herein by reference.

2.9 Stock Purchase Agreement, dated as of November 12, 1999, by and among College Media, Inc., a New York corporation,
               Robert Haber, Joanne Haber, Lee Haber, Diane Turofsky, and
               Rare Medium Group, Inc., which was filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 24,
               1999, and is hereby incorporated herein by reference.

2.10           Securities Purchase Agreement, dated as of November 12,
               1999, between Rare Medium Group, Inc. and CMJ.com, Inc., a
               Delaware corporation, which was filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated November 24,
               1999, and is hereby incorporated herein by reference.

3.1            Restated Certificate of Incorporation of Rare Medium Group,
               Inc., which was filed as Exhibit 3.1 to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1999, and is hereby incorporated herein by reference.

3.2            Amended and Restated By-Laws of Rare Medium Group, Inc.

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

10.7 Employment Agreement between the Company and John S. Gross, dated May 13, 1998, which was filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1998, and is hereby incorporated herein by reference.

10.8           Lease, dated September 12, 1997 between Forty Four Eighteen
               Joint Venture and Rare Medium, Inc. re: entire sixth floor, 44-8 West 18th Street thru to 47-53 West 17th Street,
               Manhattan, New York, New York, which was filed as Exhibit
               10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.

10.9           Lease, dated February 11, 1998 by and between B & G Bailey
               Living Trust u/t/d March 25, 1975 and Steaven Jones and
               DigitalFacades Corporation re: 4081 Redwood Avenue, 1st
               Floor, Los Angeles, California, which was filed as Exhibit
               10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.

10.10 The Company's Incentive Stock Option Plan, as amended, which was filed as Exhibit 4(g) to the Company's Registration
               Statement on Form S-8, No. 33-85636, filed on October 26,
               1994, and is hereby incorporated herein by reference.

10.11 The Company's Nonqualified Stock Option Plan as amended and restated, which was filed as Exhibit C to the Company's
               Definitive Proxy Statement dated November 18, 1994, for
               Stockholders Meeting held December 15, 1994, and is hereby incorporated herein by reference.

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

10.18          Form of Convertible Term Debenture, dated as of January 28,
               1999, which was filed as Exhibit A to the CVI Securities
               Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

10.19 Form of Stock Purchase Warrant of ICC Technologies, Inc., dated as of January 28, 1999, which was filed as Exhibit B to the CVI Securities Purchase Agreement, which was filed as
               Exhibit 10.1 to the Company's Form 8-K dated January 28,
               1999, and is hereby incorporated herein by reference.

10.20          Form of Registration Rights Agreement, dated as of January
               28, 1999, which was filed as Exhibit C to the CVI Securities
               Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

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

10.22          The Company's Amended and Restated Equity Plan for
               Directors, which was filed as Exhibit 10.22 to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1998, and is hereby incorporated herein by reference.

10.23          Employment Agreement between the Company and Suresh V.
               Mathews, dated January 29, 1999, which was filed as Exhibit
               10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.

10.24          Agreement and Plan of Merger, dated as of May 5, 1999, among
               Rare Medium Group, Inc., Rare Medium Atlanta, Inc.,
               Struthers Martin, Inc., and certain shareholders of Struthers Martin, Inc. named herein, which was filed as
               Exhibit 10 to the Company's Current Report on Form 8-K dated
               May 17, 1999, and is hereby incorporated herein by reference.

10.25 Amended and Restated Securities Purchase Agreement, dated as of June 4, 1999, among Rare Medium Group, Inc., Apollo
               Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P.
               and AIF/RRRR LLC, which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.26 Form of Series 1-A Warrant of Rare Medium Group, Inc., which was filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.27 Form of Series 2-A Warrant of Rare Medium Group, Inc., which was filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.28          Pledge, Escrow and Disbursement Agreement, dated as of June
               4, 1999, among Rare Medium Group, Inc., Apollo Investment
               Fund IV, L.P., and The Chase Manhattan Bank, which was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.29 Unit Purchase Agreement dated as of September 27, 1999 by and among Rare Atomic Pop, LLC, a Delaware limited liability company, New Valley Corporation, a Delaware corporation, and Ant 21 LLC, a Delaware limited liability company, which was filed as Exhibit 10 to the Company's Current Report on Form
               8-K dated October 12, 1999, and is hereby incorporated herein by reference.

10.30 Form of Purchase Agreement, dated January 14, 2000, between the Company and each of the purchasers in the private placement, which was filed as Exhibit 4.1 to the Company's
               Form S-3 filed on February 11, 2000, and is hereby incorporated herein by reference.

10.31 Form of Stock Option Agreement, dated April 15, 1998, by and between ICC Technologies, Inc. and Glenn S. Meyers, which was filed as Exhibit 4(e) to the Company's Form S-8 filed on April 23, 1999, and is hereby incorporated herein by reference.

10.32          Employment Agreement between the Company and Jeffrey J.
               Kaplan, dated September 21, 1999, which was filed as Exhibit
               10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is hereby incorporated herein by reference.

16 Letter regarding change in certifying accountant from PricewaterhouseCoopers LLP to the Securities and Exchange
               Commission, dated August 26, 1998, which was filed as
               Exhibit 16.1 to the Company's Current Report on Form 8-K dated August 13, 1998, and is hereby incorporated herein by reference.

21             Subsidiaries of the Company are Rare Medium, Inc., a New
               York corporation; Carlyle Media Group Limited, a United
               Kingdom corporation; ChangeMusic Network, Inc., a Delaware corporation; Liveuniverse.com Inc., a Delaware corporation;
               NoticeNow.com,Inc., Inc., a Georgia corporation;
               Regards.com, Inc., a New York corporation; Greetingland
               Network, Inc., a Delaware corporation; ePrize, Inc., a Michigan corporation, Speak4Free.com, Inc., a Delaware
               Corporation, and Rare Medium Delaware, Inc., a Delaware
               Corporation.

23.1 Consent of KPMG LLP, Independent Accountants, which was filed as Exhibit 23.1 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1999, and is hereby incorporated herein by reference.

23.2           Consent of PricewaterhouseCoopers LLP, Independent
               Accountants, which was filed as Exhibit 23.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is hereby incorporated herein by reference.

23.3           Independent Auditor's Report on Schedule, which was filed as
               Exhibit 23.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is hereby incorporated herein by reference.

27 Financial Data Schedule, which was filed as Exhibit 27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is hereby incorporated herein by reference.

99             Letter on behalf of ICC Technologies, Inc. to
               PriceWaterhouseCoopers LLP pursuant to Item 304 of
               Regulation S-K, which was filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 13, 1998, and is hereby incorporated herein by reference.