Form 10-Q
period 2000-03-31
RARE MEDIUM GROUP INC
filed 2000-05-12
CIK 756502

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                                 (Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the period ended March 31, 2000

                                     OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the transition period from ________ to _________

                       Commission File Number 0-13865


                          RARE MEDIUM GROUP, INC.
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                             23-2368845
     -------------------------------           ----------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)           Identification Number)

                        565 Fifth Avenue, 29th Floor
                          New York, New York 10017
            ---------------------------------------------------
            (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (212) 883-6940


           ----------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X                No
                         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of the issuer's common stock, as of May 8, 2000:

    Common Stock, par value $.01 per share              49,664,913
    --------------------------------------     ----------------------------
                 Class                         Number of shares outstanding




                                   INDEX


                                                                       Page
                                                                       ----
Part I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets as of March 31, 2000
                 (Unaudited) and December 31, 1999........................3

                 Unaudited Consolidated Statements of Operations
                 Three months ended March 31, 2000 and 1999...............4

                 Unaudited Consolidated Statements of Cash Flows
                 Three months ended March 31, 2000 and 1999...............5

                 Notes to Unaudited Consolidated Financial Statements.....6-8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................9-12

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk..............................................12

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings........................................13

         Item 2. Changes in Securities....................................13

         Item 3. Defaults Upon Senior Securities..........................13

         Item 4. Submission of Matters to a Vote of Security Holders......13

         Item 5. Other Information........................................13

         Item 6. Exhibits and Reports on Form 8-K.........................13

SIGNATURES................................................................14

EXHIBIT INDEX.............................................................15



                          RARE MEDIUM GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)


                                                      March 31,   December 31,
                                                        2000        1999
                                                     -----------  ------------
                                                     (Unaudited)
ASSETS
   Current assets:
   Cash and cash equivalents.......................  $    236,294 $     28,540
   Marketable securities...........................            72          102
   Accounts receivable, net........................        19,444       12,601
   Work in process.................................         7,277        3,171
   Notes receivable................................           175        1,100
   Prepaid expenses and other current assets.......         3,104        2,406
                                                     ------------ ------------
Total current assets...............................       266,366       47,920

Property, plant and equipment, net.................        15,621       12,100
Investments in affiliates..........................        53,458       26,467
Goodwill and intangibles, net......................        65,907       72,552
Other assets.......................................         2,470        1,384
                                                     ------------ ------------
Total assets.......................................  $    403,822 $    160,423
                                                     ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................  $      4,573 $      7,097
   Accrued liabilities.............................         8,651        5,759
   Deferred revenue................................         4,833        3,044
   Current portion of note payable - related parties            -          997
   Current portion of notes payable................           271          579
   Other current liabilities.......................         1,279            -
                                                     ------------ ------------
Total current liabilities..........................        19,607       17,476

Note payable.......................................           138            -
Note payable - related parties.....................             -          997
Other noncurrent liabilities.......................            83          735
                                                     ------------ ------------
Total liabilities..................................        19,828       19,208
                                                     ------------ ------------

Series A Convertible Preferred Stock, $0.01 par
value, net of unamortized discount of $53,459......        39,025       36,224
                                                     ------------ ------------

Stockholders' equity:
  Preferred stock, $0.01 par value, authorized
    10,000,000 shares, issued 924,837 as Series A
    Convertible Preferred stock at March 31, 2000
    and 907,820 at December 31, 1999...............             -            -
  Common stock, $0.01 par value, authorized
    200,000,000 shares issued and outstanding
    49,428,332 shares at March 31, 2000 and
    42,893,357 shares at December 31, 1999.........           494          429
   Additional paid-in capital......................       509,003      252,075
   Unrealized gain on marketable securities........        16,712          937
   Note receivable from shareholder................             -         (231)
   Accumulated deficit.............................      (181,069)    (148,048)
   Treasury stock, at cost, 66,227 shares..........          (171)        (171)
                                                     ------------ ------------
Total stockholders' equity.........................       344,969      104,990
                                                     ------------ ------------
Total liabilities and stockholders' equity.........  $    403,822 $    160,423
                                                     ============ ============

See accompanying notes to unaudited consolidated financial statements.




                          RARE MEDIUM GROUP, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands except share data)


                                                      Three month period
                                                       ended March 31,
                                                     2000           1999
                                                 ------------   ------------

Revenues.......................................  $     23,816   $    2,589
Cost of revenues...............................        13,061        1,380
                                                 ------------   ----------
   Gross profit................................        10,755        1,209
                                                 ------------   ----------

Expenses:
   Sales and marketing expense.................         3,390          211
   General and administrative expense..........        17,979        2,620
   Depreciation and amortization...............        10,409        4,493
                                                 ------------   ----------
Total expenses.................................        31,778        7,324
                                                 ------------   ----------

Loss from operations...........................       (21,023)      (6,115)

Interest income (expense), net.................         1,152         (736)
Equity interest in net loss of investments.....        (1,371)           -
Other income...................................            49            -
                                                 ------------   ----------
Net loss.......................................       (21,193)      (6,851)

   Cumulative dividends and accretion of
     convertible preferred stock to
     liquidation value.........................       (11,828)           -
                                                 ------------   ----------

Net loss attributable to common stockholders...  $    (33,021)  $   (6,851)
                                                 ============   ==========

Basic and diluted loss per share...............  $      (0.74)  $    (0.22)
                                                 ============   ==========

   Basic weighted average common shares
    outstanding................................    44,910,388   31,747,187
                                                 ============   ==========

See accompanying notes to unaudited consolidated financial statements.



                          RARE MEDIUM GROUP, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)


                                                         Three month period
                                                           ended March 31,
                                                         2000          1999
                                                      ----------    ----------

Cash flows from operating activities:
   Net loss                                           $  (21,193)   $  (6,851)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                       10,409        4,493
      Equity interest in net loss of investments           1,371            -
      Amortization of convertible debenture
         discount                                              -          483
      Changes in assets and liabilities, net of
      acquisitions:
         Accounts receivable                              (6,844)        (563)
         Work in process                                  (4,107)        (425)
         Prepaid expenses and other assets                (1,662)        (150)
         Deferred revenue                                  1,790           45
         Accounts payable, accrued and other
           liabilities                                       882          860
                                                      -----------   ----------
            Net cash used in operating activities        (19,354)      (2,108)
                                                      -----------   ----------

Cash flows from investing activities:
   Cash acquired in acquisitions, net of
     acquisition costs                                        13            -
   Cash paid for investments in affiliates               (12,806)        (213)
   Decrease in notes receivable                              925            -
   Purchases of property, plant and equipment,
     net                                                  (5,418)        (142)
                                                      -----------   ----------
            Net cash used in investing activities        (17,286)        (355)
                                                      -----------   ----------

Cash flows from financing activities:
   Proceeds from issuance of convertible debenture              -        3,500
   Proceeds from issuance of common stock, net of
     costs                                               241,355             -
   Repayments of borrowings, net                            (168)        (110)
   Proceeds from issuance of stock in connection
     with exercise of warrants and options                 3,207        1,758
                                                      -----------   ----------
            Net cash provided by financing
            activities                                   244,394        5,148
                                                      -----------   ----------

Net increase in cash and cash equivalents                 207,753       2,685
Cash and cash equivalents, beginning of period             28,540         918
                                                      -----------   ----------
Cash and cash equivalents, end of period              $   236,294   $   3,603
                                                      ===========   ==========

See accompanying notes to unaudited consolidated financial statements.




                          RARE MEDIUM GROUP, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Description of the Business

      Rare Medium Group, Inc. (the "Company" or "we") conducts its operations primarily through its subsidiaries, which are organized as two related lines of business: the Internet services business and the investment business. The Company is headquartered in New York with offices throughout the United States, and in England, Australia, Singapore and Canada.

      The Company's Internet services business is a provider of Internet solutions, offering Fortune 1000 companies and others its services to develop e-commerce Internet strategies, improve business processes and develop marketing communications, branding strategies and interactive content using Internet-based technologies and solutions.

      Through the incubator investment strategy the Company invests in and develops, manages and operates companies in selected Internet-focused markets. The Company also makes venture investments by making strategic equity investments in companies with Internet-focused business models.

(2)   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 which are contained in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC"). The results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation.

(3)   Acquisition

      On January 5, 2000, the Company completed the acquisition of Notus Communications, Inc. ("Notus"), a privately held Internet communications company based in Atlanta that provides business to business Internet unified messaging technology solutions. In connection with this acquisition, the Company issued 56,577 shares of its common stock and an approximate 12% interest in its majority owned subsidiary iFace.com, Inc. The Company's effective ownership in Notus, which we have renamed NoticeNow.com, Inc., is 85.5%. The Company has accounted for this transaction under the purchase method of accounting. The aggregate purchase price, including acquisition costs exceeded the fair value of the net assets acquired by approximately $2 million. This amount has been allocated to goodwill and is being amortized using the straight-line method over three years. Included in the accompanying statements of operations are the results of NoticeNow.com since the date of acquisition.

(4)   Equity Transactions

      On January 14, 2000, the Company sold 2,500,000 shares of its common stock for gross proceeds of $70.1 million (net proceeds of $65.7 million) in a private transaction to a group of mutual funds managed by Putnam Investments and Franklin Resources, Inc. On April 18, 2000, the Company filed a registration statement with the SEC to register the resale of such shares as required by the purchase agreement executed in connection with such private transaction.

      On March 29, 2000, the Company sold 3,000,000 shares of its common stock for gross proceeds of $186 million (net proceeds of $175.6 million) in a public offering underwritten by Credit Suisse First Boston
Corporation, Deutsche Bank Securities Inc. and FleetBoston Robertson
Stephens Inc.

      In connection with the Company's acquisition of Rare Medium, Inc. on April 15, 1998, a secured promissory note was issued to the former shareholders of Rare Medium, Inc. in the original aggregate amount of $22.2 million. As of December 31, 1999, the remaining principal balance payable under this note was approximately $2 million. In February 2000, the remaining principal balance was converted into the Company's common stock at fair value.

(5)  Employee Compensation Plan

      The Company's Board of Directors approved a plan that allows the Compensation Committee to incentivize employees by allocating to them up to 20% of any profit that might be recognized when and if our investments in affiliates and incubator companies become liquid, as defined, subject to vesting and other requirements. Upon a liquidation event, as defined, the Company will recognize a compensation charge for that portion of the profit on the investment that is allocated to the employees. The Company will have the right to pay such amount to the employees either in cash, shares of the Company's common stock, or a combination thereof.

(6)  Investments in Affiliates

      During the period ended March 31, 2000, the Company invested $12.8 million into new and existing investments.

The following is a summary of the carrying values of the investments held:

                                         March 31, 2000  December 31, 1999
                                         --------------  -----------------
                                                 (in thousands)

Cost investments                           $   27,931       $    20,876
Equity investments                              3,161             3,531
Marketable securities                          22,366             2,060
                                          ------------      -------------
                                           $   53,458       $    26,467
                                          ------------      -------------

(7)  Segment Information

      Presented below are the operating results and total assets of the Company's two primary operating segments: the Internet services business and the investment business.


                                                   Three month period ending,
                                               March 31, 2000  March 31, 1999
                                               --------------  --------------
                                                         (in thousands)

Revenues:
   Internet services                                   23,489          2,513
   Investment                                           1,478             76
   Internet services provided to investments          (1,151)              -
                                                 ------------   ------------
                                                 $     23,816   $      2,589
                                                 ============   ============

Loss before interest, taxes, depreciation
and amortization:
   Internet services                                  (3,264)          (677)
   Investment and corporate                           (7,350)          (945)
                                                 ------------   ------------
                                                 $   (10,614)   $    (1,622)
                                                 ============   ============

Loss before interest, taxes, depreciation
   and amortization                                  (10,614)        (1,622)
Depreciation and amortization                        (10,409)        (4,493)
Interest income, net                                    1,152          (736)
Equity in interest in net loss on investments         (1,371)              -
Other income                                               49              -
                                                 ------------   ------------

Net loss                                         $     21,193   $    (6,851)
                                                 ============   ============


                                                 As of          As of
                                                 March 31,      December 31,
                                                 2000           1999
Total assets:                                    ------------   ------------

   Internet services                                   43,238         31,047
   Investment and corporate                           360,584        129,376
                                                 ------------   ------------
                                                 $    403,822   $    160,423
                                                 ============   ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. We urge you to consider that statements which use the terms "believe," "do not believe," anticipate," "expect," "plan," "estimate," "intend," and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

      We are an Internet-focused company that:

     o   provides Internet professional services to companies;

     o invests in and develops, manages and operates companies in selected Internet-focused market segments; and

      o takes strategic equity positions in companies that we believe possess superior Internet-focused business models.

      Our end-to-end Internet professional services offering encompasses the entire Internet services spectrum, ranging from strategic and creative consulting to applications development, implementation and hosting. Our strategic approach is to align these service offerings and expertise with our customers' industries. This vertical market approach allows us to provide more sophisticated strategic solutions. Our customers include AT&T, Dr. Drew, Epson, Forbes, Microsoft, Nestle, Ritz Carlton, Weider, Paine Webber, Sun International, Furniture Brands, Wyndham Hotels, Corporate Express and Red Herring.

      We also invest in and internally develop, manage and operate companies in selected Internet-focused market segments. In addition, we make minority investments in independently managed companies, in which we co-invest with well-known financial and industry partners such as Brentwood Associates, Compaq Computer Corp., Constellation Ventures, GE Capital Corp., Hicks, Muse, Tate & Furst, Mayfield Partners and Omnicom. Our investment business is currently focused on Internet companies engaged in the business-to-business e-commerce, Internet enabling tools, broadband and next generation communications sectors. Our investment in these businesses amounted to $71.1 million at March 31, 2000.

      Our operating results are primarily driven by the Internet services business. We evaluate the performance of this business as a separate segment. Revenue and loss before interest, taxes, depreciation and amortization are used to measure and evaluate our financial results and make relative comparisons to other entities that operate within the Internet services industry. Internet services business revenue, including revenue from services provided to our consolidated subsidiaries, increased to $23.5 million in the period ended March 31, 2000 from $17 million in the three month period ended December 31, 1999. This 38% increase in revenue from the fourth quarter of 1999 was achieved through organic growth. Loss before interest, taxes, depreciation and amortization decreased from $3.9 million for the three month period ended December 31, 1999 to $3.3 million for the period ended March 31, 2000.

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

      Cost of revenues includes salaries, payroll taxes and related benefits and other direct costs associated with the generation of revenues. Sales and marketing expense represent the actual costs associated with our marketing and advertising. General and administrative expenses include facilities costs, recruiting, training, finance, legal, and other corporate costs as well as salaries and related employee benefits for those employees that support such functions.

      Our board of directors has approved an equity participation plan that allows our Compensation Committee to incentivize our employees by allocating to them up to 20% of any profit we might recognize when and if our investments in portfolio and incubator companies become liquid, subject to vesting and other requirements. Upon a liquidation event, we will recognize a compensation charge for that portion of the profit on the investment that is allocated to the employees. We will have the right to pay such amount to the employees either in cash, in shares of our common stock, or a combination thereof.

REVENUES

      Revenue for the period ended March 31, 2000 increased to $23.8 million from $2.6 million for the period ended March 31, 1999, an increase of $21.2 million. This increase reflects the greater number of billable employees that we have as a result of our acquisitions and aggressive hiring strategy, that has facilitated increases in both the number and relative size of client engagements. All of the acquired Internet services businesses' operations have been integrated into the existing operations. Our incubator companies generated revenues totaling $1.5 million in the period ended March 31, 2000, compared to $0.1 million in the period ended March 31, 1999.

COST OF REVENUES

      Cost of revenues for the period ended March 31, 2000 increased to $13.1 million from $1.4 million for the period ended March 31, 1999, an increase of $11.7 million. This increase is due primarily to substantial growth in the number of personnel of our Internet services business. We expect cost of revenues to increase on an absolute dollar basis as we hire additional personnel and incur additional costs related to the anticipated growth of our Internet services business. The increase in cost of revenues also reflects $1.3 million of costs related to our incubator businesses.

SALES AND MARKETING EXPENSE

      Sales and marketing expense for the period ended March 31, 2000 increased to $3.4 million from $0.2 million for the period ended March 31, 1999, an increase of $3.2 million. This increase is primarily the result of implementation of a national marketing program to build the "Rare Medium" brand, an advertising campaign for our Internet services business and the marketing with respect to our incubator companies. We expect sales and marketing expenses to increase as we continue to build brand awareness.

GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative expense for the period ended March 31, 2000 increased to $18 million from $2.6 million for the period ended March 31, 1999, an increase of $15.4 million. This increase is a result of the infrastructure needed to support the significant growth in revenue and our continued expansion into new markets. This increase in general and administrative expenses also relates to the costs associated with required resources to implement our venture/incubator strategy.

DEPRECIATION AND AMORTIZATION EXPENSE

      Depreciation and amortization expense for the period ended March 31, 2000 increased to $10.4 million from $4.5 million for the period ended March 31, 1999, an increase of $5.9 million. Depreciation and amortization expense substantially consists of the amortization of intangible assets. The increase in this expense resulted primarily from our acquisitions during 1999. We anticipate that expenses related to the amortization of intangible assets will increase in future periods as we continue to make acquisitions.

INTEREST INCOME, NET

      Interest income, net for the period ended March 31, 2000 is mainly comprised of the interest earned on the proceeds received from the sale of common stock during the period.

NET (LOSS) INCOME

      For the period ended March 31, 2000, we recorded a net loss of $21.2 million. Excluding $10.4 million in amortization and depreciation, the net loss was $10.8 million. The loss was primarily due to the factors described in "Cost of Revenues," "General and Administrative Expense" and "Sales and Marketing Expense."

      Included in net loss attributable to common stockholders of $33.0 million was $11.8 million of non-cash dividends and accretion related to issuance of our Series A convertible preferred stock. Dividends related to the pay-in-kind dividends payable quarterly on the Series A convertible preferred stock, and to the accretion of the $29.9 million carrying amount of the Series A convertible preferred stock up to the $87.0 million face redemption amount over 13 years.

LIQUIDITY AND CAPITAL RESOURCES

      We had $236.3 million in cash and equivalents at March 31, 2000. This amount is substantially a result of the proceeds received from (1) the issuance of 2,500,000 shares of our common stock on January 14, 2000, for gross proceeds of $70.1 million (net proceeds of $65.7 million) in a private transaction to a group of mutual funds managed by Putnam Investments and Franklin Resources, Inc.; and (2) the issuance of 3,000,000 shares of our common stock sold on March 29, 2000 for gross proceeds of $186 million (net proceeds of $175.6 million) in an underwritten public offering.

      Cash used in operating activities was $19.4 million for the period ended March 31, 2000 and resulted primarily from the net loss of $21.2 million, offset by non-cash charges of $11.8 million (which consists of depreciation, amortization, and equity interest in net loss on investments) and changes in working capital.

      Cash used in investing activities was $17.3 million for the period ended March 31, 2000, which primarily consists of the purchase of businesses and venture investments of $12.8 million, and capital expenditures of $5.4 million. Capital expenditures have generally been comprised of purchases of computer hardware and software, as well as leasehold improvements related to leased facilities, and are expected to increase in future periods.

YEAR 2000 ISSUE

      Neither we nor our subsidiaries have experienced any material problems with network infrastructure, software, hardware and computer systems relating to the inability to recognize appropriate dates related to the year 2000. We and our subsidiaries are also not aware of any material Year 2000 problems with customers, suppliers or vendors. Accordingly, we and our subsidiaries do not anticipate incurring future material expenses or experiencing any material operational disruptions as a result of any Year 2000 issues.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the second quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We believe that our market risk exposure associated with our outstanding debt is immaterial as our fixed rate and variable rate debt obligations are not material.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      Currently, the Company is not a party to any pending material legal proceedings.

Item 2. Changes in Securities

        (a) Not applicable
        (b) Not applicable
        (c) Sale of Unregistered Securities

      On January 14, 2000, the Company sold 2,500,000 shares of its common stock, par value $0.01 per share, for gross proceeds of $70.1 million (net proceeds of $65.7 million after deducting expenses relating to the offering including certain placement fees) in a private placement under Section 4(2) of the Securities Act. The private placement was made to a group of mutual funds managed by Putnam Investments and Franklin Resources, Inc.

        (d) Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) The following sets forth those exhibits filed pursuant to
Item 601 of Regulation S-X:


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

  3.1 Restated Certificate of Incorporation of Rare Medium Group, Inc., which was filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1999, and is hereby incorporated herein by reference.

  3.2 Amended and Restated By-Laws of Rare Medium Group, Inc., which was filed as Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1999, and is hereby incorporated herein by reference.

  10.1 Form of Purchase Agreement, dated January 14, 2000, between the Company and each of the purchasers in the private placement of the Company's Common Stock on January 14, 2000, which was filed as Exhibit 4.1 to the Company's Form S-3 filed on February 11, 2000, and is hereby incorporated herein by reference.

  10.2 Form of Underwriting Agreement by and among the Company and Credit Suisse First Boston Corporation, Deutsche Bank
            Securities Inc. and FleetBoston Robertson Stephens Inc. which was filed as Exhibit 1.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-95829) and is hereby incorporated herein by reference.

  27        Financial Data Schedule.

                                 SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    By: /s/ Glenn S. Meyers
Date: May 12, 2000                     ------------------------------------
                                       Glenn S. Meyers
                                       Chairman and Chief Executive Officer


                                    By: /s/ Jeffrey J. Kaplan
Date: May 12, 2000                     ------------------------------------
                                       Jeffrey J. Kaplan
                                       Executive Vice President and Chief
                                         Financial Officer




                               EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

  3.1 Restated Certificate of Incorporation of Rare Medium Group, Inc., which was filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1999, and is hereby incorporated herein by reference.

  3.2 Amended and Restated By-Laws of Rare Medium Group, Inc., which was filed as Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1999, and is hereby incorporated herein by reference.

  10.1 Form of Purchase Agreement, dated January 14, 2000, between the Company and each of the purchasers in the private placement of the Company's Common Stock on January 14, 2000, which was filed as Exhibit 4.1 to the Company's Form S-3 filed on February 11, 2000, and is hereby incorporated herein by reference.

  10.2 Form of Underwriting Agreement by and among the Company and Credit Suisse First Boston Corporation, Deutsche Bank
            Securities Inc. and FleetBoston Robertson Stephens Inc. which was filed as Exhibit 1.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-95829) and is hereby incorporated herein by reference.

  27        Financial Data Schedule.