Form 10-Q
period 2000-06-30
RARE MEDIUM GROUP INC
filed 2000-08-02
CIK 756502

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 0-13865

                             RARE MEDIUM GROUP, INC.
                                   ----------
                  (Exact name of registrant as specified in its
                                    charter)


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

                     Yes      X                No  __________
                          ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of the issuer's common stock, as of July 31, 2000

     Common Stock, par value $.01 per share                  50,694,644
     --------------------------------------                  -----------
                   Class                            Number of shares outstanding

                                     INDEX

                                                                            Page
                                                                            ----

Part I.  FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets as of June 30, 2000
               (Unaudited) and December 31, 1999                             3

               Unaudited Consolidated Statements of Operations
               Three and six months ended June 30, 2000 and 1999             4

               Unaudited Consolidated Statements of Cash Flows
               Six months ended June 30, 2000 and 1999                       5

               Notes to Unaudited Consolidated Financial Statements         6-7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8-11

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk    11

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                             12

     Item 2.   Changes in Securities and Use of Proceeds                     12

     Item 3.   Defaults Upon Senior Securities                               12

     Item 4.   Submission of Matters to a Vote of Security Holders           12

     Item 5.   Other Information                                             12

     Item 6.   Exhibits and Reports on Form 8-K                              12

SIGNATURE                                                                    13

                             RARE MEDIUM GROUP, INC
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                               June 30,           December 31,
                                                                 2000                 1999
                                                              ----------          -----------
                                                              (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                $ 208,345           $   28,540
     Accounts receivable, net                                    19,746               12,601
     Work in process                                              8,573                3,171
     Notes receivable                                               450                1,100
     Prepaid expenses and other current assets                    5,014                2,508
                                                              ----------          -----------
Total current assets                                            242,128               47,920

Property, plant and equipment, net                               24,438               12,100
Investments in affiliates                                        52,086               26,467
Goodwill and intangibles, net                                    71,184               72,552
Other assets                                                      3,798                1,384
                                                              ----------          -----------
Total assets                                                  $ 393,634            $ 160,423
                                                              ==========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $   8,405                7,097
     Accrued liabilities                                         10,921                5,759
     Deferred revenue                                             5,977                3,044
     Current portion of note payable - related parties                -                  997
     Current portion of notes payable                               245                  579
                                                              ----------          -----------
Total current liabilities                                        25,548               17,476

Note payable                                                        173                   -
Note payable - related parties                                        -                  997
Other noncurrent liabilities                                      4,338                  735
                                                              ----------          -----------
Total liabilities                                                30,059               19,208
                                                              ----------          -----------

Series A Convertible Preferred Stock, $.01 par
  value, net of unamortized discount of $52,361                  41,858               36,224
                                                              ----------          -----------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized
        10,000,000 shares, issued 942,184 shares as
        Series A Convertible Preferred Stock at
        June 30, 2000 and 907,820 shares at
        December 31, 1999                                             -                    -
     Common stock, $.01 par value, authorized
        200,000,000 shares, issued and outstanding
        50,614,077 shares at June 30, 2000
        and 42,893,357 shares at December 31, 1999                  506                  429
     Additional paid-in capital                                 528,316              252,075
     Accumulated other comprehensive income                       6,850                  937
     Note receivable from shareholder                                 -                 (231)
     Accumulated deficit                                      (213,784)             (148,048)
     Treasury stock, at cost, 66,227 shares                       (171)                 (171)
                                                              ----------          -----------
Total stockholders' equity                                      321,717              104,991
                                                              ----------          -----------
Total liabilities and stockholders' equity                    $ 393,634            $ 160,423
                                                              ==========          ===========

See accompanying notes to unaudited consolidated financial statements.

                             RARE MEDIUM GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands except share data)



                                           Three Months Ended June 30,        Six Months Ended June 30,
                                               2000          1999                  2000         1999
                                            ---------      --------            ---------     --------

 Revenues                                   $  27,706      $  5,155            $  51,523     $  7,744
 Cost of revenues                              16,663         3,008               29,725        4,388
                                            ---------      --------            ---------     --------
       Gross profit                            11,043         2,147               21,798        3,356

 Expenses:
      Sales and marketing expense               5,626           900                9,173        1,111
      General and administrative expense       23,428         5,652               41,251        8,271
      Depreciation and amortization            11,605         5,671               22,014       10,164
                                            ---------      --------            ---------     --------
 Total expenses                                40,659        12,223               72,438       19,546
                                            ---------      --------            ---------     --------

 Loss from operations                         (29,616)      (10,076)             (50,640)     (16,190)

 Interest income (expense), net                 3,420        (1,466)               4,572       (2,203)
 Equity interest in net loss of investments    (1,193)            -               (2,563)           -
 Other expense                                   (311)            -                 (262)           -
                                            ---------      --------            ---------     --------
 Net loss                                     (27,700)      (11,542)             (48,893)     (18,393)



   Deemed dividend attributable to
    issuance of convertible preferred stock         -       (29,879)                   -      (29,879)

   Cumulative dividends and accretion of
    convertible preferred stock to
    liquidation value                          (5,015)       (1,192)             (16,843)      (1,192)
                                            ---------     ---------           ----------    ---------

 Net loss attributable to common
   stockholders                             $ (32,715)    $ (42,613)           $ (65,736)   $ (49,464)
                                            =========     =========           ==========    =========

 Basic and diluted loss per share           $   (0.66)    $   (1.19)           $   (1.39)   $   (1.48)
                                            =========     =========           ==========    =========

 Basic weighted average common shares
   outstanding                             49,288,828    35,929,161           47,436,995   33,520,807
                                           ==========    ==========           ==========   ==========

See accompanying notes to unaudited consolidated financial statements.

                             RARE MEDIUM GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                              Six months ended June 30,
                                                              2000                1999
                                                           ---------            ---------
 Cash flows from operating activities:
    Net loss                                               $ (48,893)           $ (18,393)
    Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities:
         Depreciation and amortization                        22,014               10,164
         Equity interest in net loss of investments            2,563                    -
         Non-cash interest                                         -                2,246
         Changes in assets and liabilities,
         net of acquisitions:
            Accounts receivable                               (8,753)              (1,802)
            Work in process                                   (5,403)                (555)
            Prepaid expenses and other assets                 (4,770)                (167)
            Deferred revenue                                   2,933                   70
            Accounts payable and accrued liabilities           9,206                   57
                                                           ---------            ---------
              Net cash used in operating activities          (31,103)              (8,380)
                                                           ---------            ---------

 Cash flows from investing activities:
    Cash paid for investments in affiliates                  (19,659)                   -
    Purchases of property, plant and equipment, net          (15,474)              (1,315)
    Decrease in notes receivable                                 650                    -
    Cash acquired in acquisitions, net of
      acquisition costs                                           46                  948
                                                           ---------            ---------
              Net cash used in investing activities          (34,437)                (367)
                                                           ---------            ---------

 Cash flows from financing activities:
    Proceeds from issuance of convertible debenture                -                6,000
    Proceeds from issuance of convertible
      preferred stock, net of costs                                -               82,998
    Proceeds from issuance of common
      stock, net of costs                                    241,355                    -
    Repayments of borrowings, net                               (737)                (634)
    Proceeds from issuance of stock in connection
       with exercise of warrants and options                   4,727                6,389
                                                           ---------            ---------
              Net cash provided by financing activities      245,345               94,753
                                                           ---------            ---------

 Net increase in cash and cash equivalents                   179,805               86,006
 Cash and cash equivalents, beginning of period               28,540                  918
                                                           ---------            ---------
 Cash and cash equivalents, end of period                  $ 208,345            $  86,924
                                                           =========            =========

See accompanying notes to unaudited consolidated financial statements.

                             RARE MEDIUM GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)     Description of the business

     Rare Medium Group, Inc. (the "Company") conducts its operations primarily through its subsidiaries, which are organized as two related lines of business: the Internet services business and the investment business. The Company is headquartered in New York with offices throughout the United States and in England, Australia, Singapore and Canada.

     The Company's Internet services business is a provider of Internet solutions, offering Fortune 1000 companies and others its services to develop e-commerce Internet strategies, improve business processes and develop marketing communications, branding strategies and interactive content using Internet-based technologies and solutions.

     Through its incubator investment strategy the Company invests in and develops, manages and operates companies in selected Internet-focused markets. The Company also makes venture investments by making strategic equity investments in companies with Internet-focused business models.

(2)     Basis of Presentation

     The  accompanying  unaudited  consolidated  financial  statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). The results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation.

(3)     Acquisition

     On June 6, 2000, the Company completed the acquisition of Friedland Jacobs Communications, Inc. ("FJC"), a privately held marketing and branding company based in Burbank, California that specializes in strategic marketing and creative production for the entertainment industry. In connection with this acquisition, the Company issued 800,745 shares of common stock valued at $14.8 million in exchange for all outstanding shares of capital stock of FJC. The Company has accounted for this transaction under the purchase method of accounting. The aggregate purchase price, including acquisition costs, exceeded the fair value of the net assets acquired by approximately $14.5 million. This amount has been allocated to goodwill and is being amortized using the straight-line method over three years. Included in the accompanying statements of operations are the results of operations of FJC since the date of acquisition.

(4)     Investments in Affiliates

     The following is a summary of the carrying values of the investments held by the Company:

                                                       June 30, 2000      December 31, 1999
                                                       -------------      -----------------
                                                                  (In thousands)
Cost investments                                              36,009                 20,876
Equity investments                                             2,242                  3,531
Marketable securities                                         13,835                  2,060
                                                       -------------         --------------
                                                       $      52,086         $       26,467
                                                       -------------         --------------

                             RARE MEDIUM GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(5)      Segment Information

     Presented below are the operating results and total assets of the Company's
two  primary  operating  segments:   the  Internet  services  business  and  the
investment business.

                                   Three month period ending        Six month period ending
                                     June 30,       June 30,         June 30,     June 30,
                                      2000           1999             2000          1999
                                   --------------------------      --------------------------
                                        (In thousands)                  (In thousands)

Revenues:
   Internet services                   30,026          5,491           53,515          8,004
   Investment                           1,838            136            3,316            212
   Internet services provided to
        investments                    (4,158)          (472)          (5,308)          (472)
                                   -----------    -----------      -----------   ------------
                                   $   27,706     $    5,155       $   51,523    $     7,744
                                   ===========    ===========      ===========   ============

Loss before interest, taxes,
depreciation and amortization:
   Internet services                   (2,470)        (1,037)          (5,734)        (1,714)
   Investment and corporate           (15,541)        (3,368)         (22,892)        (4,312)
                                   -----------    -----------      -----------   ------------
                                   $  (18,011)    $   (4,405)      $  (28,626)   $    (6,026)
                                   ===========    ===========      ===========   ============

Depreciation and amortization         (11,605)        (5,671)         (22,014)       (10,164)
Interest income (expense), net          3,420         (1,466)           4,572         (2,203)
Equity interest in net loss on
   investments                         (1,193)             -           (2,563)             -
Other expense                            (311)             -             (262)             -
                                   -----------    -----------      -----------   ------------
Net loss                           $  (27,700)    $  (11,542)      $   (48,893)  $   (18,393)
                                   ===========    ===========      ===========   ============

                                                                    As of            As of
                                                                June 30, 2000   December 31, 1999
Total assets:
   Internet services                                                   62,759         31,047
   Investment and corporate                                           330,875        129,376
                                                                   -----------   ------------
                                                                   $  393,634    $   160,423
                                                                   ===========   ============


(6)     Equity Transactions

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

     On March 29, 2000, the Company sold 3,000,000 shares of common stock for gross proceeds of $186 million (net proceeds of $175.6 million) in a public offering underwritten by Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc. and FleetBoston Robertson Stephens Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. We urge you to consider that statements which use the terms "believe," "do not believe", anticipate," "expect," "plan", "estimate," "intend," and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of operations" and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.


OVERVIEW

We are an Internet-focused company that:

o provides Internet professional services to companies;

o invests  in  and  develops,   manages  and  operates  companies  in  selected
Internet-focused market segments; and

o takes strategic equity positions in companies that we believe possess superior Internet-focused business models.

     Our end-to-end Internet professional services offering encompasses the entire Internet services spectrum, ranging from strategic and creative consulting to applications development, implementation and hosting. Our strategic approach is to align these service offerings and expertise with our customers industries. This vertical market approach allows us to provide more sophisticated strategic solutions. Our customers include AT&T, Dr. Drew, Epson, Forbes, Microsoft, Nestle, Ritz Carlton, Weider, Paine Webber, Sun International, Furniture Brands, Wyndham Hotels, Corporate Express, Red Herring, Providence Health Systems, Cablevision and Body Shop.

     We also invest in and internally develop, manage and operate companies in selected Internet-focused market segments. In addition, we make minority investments in independently managed companies, in which we co-invest with well-known financial and industry partners such as Brentwood Associates, Compaq Computer Corp., Constellation Ventures, GE Capital Corp., Hicks, Muse, Tate & Furst, Mayfield Partners and Omnicom. Our investment business is currently focused on Internet companies engaged in the business-to-business e-commerce, Internet enabling tools, broadband and next generation communications sectors. Our investment in these businesses amounted to $88.8 million at June 30, 2000.

     Our operating results are primarily driven by our Internet services business. We evaluate the performance of this business as a separate segment. Revenue and loss before interest, taxes, depreciation and amortization are used to measure and evaluate our financial results and make relative comparisons to other entities that operate within the Internet services industry. Our Internet service business revenue, including revenue from services provided to our consolidated subsidiaries, increased to $30.0 million for the three month period ended June 30, 2000 from $23.5 million for the three month period ended March
31, 2000. This 28% increase in revenue from the second quarter of 2000 was achieved through organic growth. Loss before interest, taxes, depreciation and amortization decreased from $3.3 million for the three month period ended March 31, 2000 to $2.5 million for the three month period ended June 30, 2000.

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

     Our Internet services clients generally retain us on a project by project basis, rather than entering into long-term contracts. As a result, a client may or may not engage us for further services once a project is completed. Establishment and development of relationships with additional companies and other corporate users of information technology and securing repeat engagements with existing clients are important components of our success.

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

     Our board of directors has approved an equity participation plan that allows our Compensation Committe to incentivize our employees by allocating to them up to 20% of any profit we might recognize when and if our investments in portfolio and incubator companies become liquid, subject to vesting and other requirements. Upon liquidation event, we will recognize a compensation charge for that portion of the profit on the investment that is allocated to the employees. We will have the right to pay such amount to the employees either in cash, in shares of common stock, or a combination thereof.


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

REVENUES

     Revenue for the three months ended June 30, 2000 increased to $27.7 million from $5.2 million for the three months ended June 30, 1999, an increase of $22.5 million. This increase reflects increases in both the number and relative size of client engagements which has been facilitated by increase in our billable employees as a result of acquisitions and aggressive hiring strategy. All of the acquired Internet services businesses' operations have been integrated into our existing operations. Our incubator companies generated revenues totaling $1.8 million in the second quarter of 2000, compared to $0.1 million in the second quarter ended June 30, 1999.

COST OF REVENUES

     Cost of revenues for the three months ended June 30, 2000 increased to $16.7 million from $3.0 million for the three months ended June 30, 1999, an increase of $13.7 million. This increase is due primarily to a substantial increase in additional personnel in our Internet services business. We expect cost of revenues to increase on an absolute dollar basis as we hire additional personnel and incur additional costs related to the anticipated growth of our Internet services business. The increase in cost of revenues also reflects $1.7 million of costs related to our incubator businesses.

SALES AND MARKETING EXPENSE

     Sales and marketing expense for the three months ended June 30, 2000 increased to $5.6 million from $.9 million for the three months ended June 30, 1999, an increase of $4.7 million. This increase is primarily the result of the continued national marketing program to build the "Rare Medium" brand and the marketing with respect to our incubator companies. We expect sales and marketing expenses to increase as we continue to build brand awareness.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense for the three months ended June 30, 2000 increased to $23.4 million from $5.7 million for the three months ended June 30, 1999, an increase of $17.7 million. This increase is a result of the infrastructure needed to support the significant growth in revenue and our continued expansion into new markets. The increase in general and administrative expenses also relates to the costs associated with required resources to implement our venture/incubator strategy.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense substantially consists of the amortization of intangible assets. Depreciation and amortization expense for the three months ended June 30, 2000 increased to $11.6 million from $5.7 million for the three months ended June 30, 1999, an increase of $5.9 million. This increase resulted primarily from our acquisitions during 1999. We anticipate that expenses related to the amortization of intangible assets will increase in future periods as we continue to make acquisitions.

INTEREST INCOME, NET

     Interest income, net for the three months ended June 30, 2000 is mainly comprised of the interest earned on the proceeds received from the sale of our common stock during the first quarter of 2000 as described below in "Liquidity and Capital Resources".

NET LOSS

     For the three months ended June 30, 2000, we recorded a net loss of $27.7 million. Excluding $11.6 million in amortization and depreciation, the net loss was $16.1 million. This loss was primarily due to the factors described above in "Cost of Revenues," "General and Administrative Expense" and "Sales and Marketing Expense."

     Included in net loss attributable to common shareholders of $32.7 million was $5.0 million of non-cash deemed dividends and accretion related to issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on the Series A convertible preferred stock, and to the accretion of the $29.9 million carrying amount of the Series A convertible preferred stock up to the $87.0 million face redemption amount over 13 years.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

REVENUES

     Revenue for the six months ended June 30, 2000 increased to $51.5 million from $7.7 million for the six months ended June 30, 1999, an increase of $43.8 million. This increase reflects increases in both the number and relative size of client engagements which has been facilitated by the increase in our billable employees as a result of acquisitions and aggressive hiring strategy. All of the acquired Internet services businesses' operations have been integrated into our existing operations. Our incubator companies generated revenues totaling $3.3 million in the six months ended June 30, 2000, compared to $0.2 million in the six months ended June 30, 1999.

COST OF REVENUES

     Cost of revenues for the six months ended June 30, 2000 increased to $29.7 million from $4.4 million for the six months ended June 30, 1999, an increase of $25.3 million. This increase is due primarily to a substantial increase in additional personnel in our Internet services business. We expect cost of revenues to increase on an absolute dollar basis as we hire additional personnel and incur additional costs related to the anticipated growth of our Internet services business. The increase in cost of revenues also reflects $3.1 million of costs related to our incubator businesses.

SALES AND MARKETING EXPENSE

     Sales and marketing expense for the six months ended June 30, 2000 increased to $9.2 million from $1.1 million for the six months ended June 30, 1999, an increase of $8.1 million. This increase is primarily the result of our continued national marketing program to build the "Rare Medium" brand and the marketing with respect to our incubator companies. We expect sales and marketing expenses to increase as we continue to build our brand awareness.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense for the six months ended June 30, 2000 increased to $41.3 million from $8.3 million for the six months ended June 30, 1999, an increase of $33.0 million. This increase is a result of the infrastructure needed to support our significant growth in revenue and our continued expansion into new markets. The increase in general and administrative expenses also relates to the costs associated with resources required to implement our venture/incubator strategy.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense substantially consists of the amortization of intangible assets. Depreciation and amortization expense for the six months ended June 30, 2000 increased to $22.0 million from $10.2 million for the six months ended June 30, 1999, an increase of $11.8 million. This increase resulted primarily from our acquisitions during 1999. We anticipate that expenses related to the amortization of intangible assets will increase in future periods as we continue to make acquisitions.

INTEREST INCOME, NET

     Interest income, net for the six months ended June 30, 2000 is mainly comprised of the interest earned on the proceeds received from the sale of our common stock during the period as described below in "Liquidity and Capital Resources".

NET LOSS

     For the six months ended June 30, 2000, we recorded a net loss of $48.9 million. Excluding $22.0 million in amortization and depreciation, our net loss was $26.9 million. This loss was primarily due to the factors described above in "Cost of Revenues," "General and Administrative Expense" and "Sales and Marketing Expense."

     Included in net loss attributable to common shareholders of $65.7 million was $16.8 million of non-cash deemed dividends and accretion related to issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on the Series A convertible preferred stock, and to the accretion of the $29.9 million carrying amount of the Series A convertible preferred stock up to the $87.0 million face redemption amount over 13 years.

LIQUIDITY AND CAPITAL RESOURCES

     We had $208.3 million in cash and cash equivalents at June 30, 2000. This amount is substantially a result of the proceeds received from (1) the issuance of 2,500,000 shares of our common stock on January 14, 2000, for gross proceeds of $70.1 million (net proceeds of $65.7 million) in a private transaction to a group of mutual funds managed by Putnam Investments and Franklin Resources, Inc.; and (2) the issuance of 3,000,000 shares of our common stock on March 29, 2000 for gross proceeds of $186 million (net proceeds of $175.6 million) in an underwritten public offering.

     Cash used in operating activities was $31.1 million for the six months ended June 30, 2000 and resulted primarily from the net loss of $48.9 million, offset by non-cash charges of $24.6 million (which consists of depreciation, amortization, and equity interest in net loss on investments) and changes in working capital.

     Cash used in investing activities was $34.4 million for the six months ended June 30, 2000, which primarily consists of purchases of venture investments of $19.7 million, and capital expenditures of $15.5 million. Capital expenditures have generally been comprised of purchases of computer hardware and software, as well as leasehold improvements related to leased facilities, and are expected to increase in future periods.

YEAR 2000 ISSUE

     We and our subsidiaries have not experienced any material problems with network infrastructure, software, hardware and computer systems relating to the inability to recognize appropriate dates related to the year 2000. We and our subsidiaries are also not aware of any material Year 2000 problems with customers, suppliers or vendors. Accordingly, we and our subsidiaries do not anticipate incurring future material expenses or experiencing any material operational disruptions as a result of any Year 2000 issues.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. We do not believe that the implementation of SAB No. 101 will have a significant effect on our results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133
establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and hedging activities. In June 1999, SFAS N0. 137 was issued which delayed the effective date of SFAS No. 133 to January 1, 2001. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" which intended to simplify the accounting for derivatives under SFAS 133 and is effective upon adoption of SFAS 133. Our management has not yet determined the impact of adopting SFAS 133 as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We believe that our market risk exposures associated with our outstanding debt is immaterial as our fixed rate and variable rate debt obligations are not material.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      Currently, we are not a party to any pending material legal proceedings.

Item 2. Changes in Securities.

      None

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Our annual meeting of stockholders was held on June 15, 2000. We solicited proxies for the meeting were solicited by the Company pursuant to Regulation 14A under the Exchange Act. All of management's nominees for the election of the Board of Directors as listed in the Proxy Statement for the meeting were elected. In addition, our stockholders also voted on the following proposals with the following results:

     1. The amendments to the Company's 1998 Long-Term Incentive Plan were ratified.

                                        For:              Against:          Abstain:          Broker Non-Votes:
      Series A Preferred Stock:         924,837           0                 0                 0
      Common Stock:                     17,259,460        4,949,432         135,345           0

     2. The appointment of KPMG LLP as the independent auditors of the Company for the year ending December 31, 2000 was ratified.

                                        For:              Against:          Abstain:          Broker Non-Votes:
      Series A Preferred Stock:         924,837           0                 0                 0
      Common Stock:                     40,591,119        112,438           80,733            0

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-X:

        EXHIBIT
        NUMBER            DESCRIPTION

          3.1  -- Restated  Certificate of  Incorporation  of Rare Medium Group,
               Inc.,  which was filed as Exhibit 3.1 to the Company's  Form 10-K for the year ended December 31, 1999, and is hereby  incorporated herein by reference.
          3.2  -- Amended and Restated By-Laws of Rare Medium Group, Inc., which was filed as Exhibit 3.2 to the Company's  Form 10-K for the year ended  December 31, 1999,  and is hereby  incorporated  herein by reference.
          10.1 -- Form of Purchase  Agreement,  dated January 14, 2000,  between the Company and each of the  purchasers in the private  placement of the  Company's  Common  Stock on January 14,  2000,  which was filed as Exhibit 4.1 to the Company's  Form S-3 filed on February
               11, 2000, and is hereby incorporated herein by reference.
          10.2 -- Form of  Underwriting  Agreement  by and among the Company and
               Credit Suisse First Boston Corporation,  Deutsche Bank Securities
               Inc. and FleetBoston  Robertson  Stephens Inc. which was filed as
               Exhibit 1.1 to the Company's  Registration  Statement on Form S-3
               (Reg.  No.  333-95829)  and  is  hereby  incorporated  herein  by reference.
          27   -- Financial Data Schedule.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                          By: /s/ Glenn S. Meyers
                                        -------------------------------------
Date: August 2, 2000                        Glenn S. Myers
                                    Chairman and Chief Executive Officer


                                          By: /s/ Jeffrey J. Kaplan
                                        -------------------------------------
Date: August 2, 2000                        Jeffrey J. Kaplan
                        Executive Vice President and Chief Financial Officer