Form 10-Q
period 2000-09-30
RARE MEDIUM GROUP INC
filed 2000-11-14
CIK 756502

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the period ended September 30, 2000

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

                     Yes    X                No
                          -----                ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of the issuer's common stock, as of November 8, 2000


     Common Stock, par value $.01 per share             63,669,740
    --------------------------------------              -----------
                   Class                         Number of shares outstanding


INDEX


                                                                   Page Number
                                                                   -----------

Part I.  FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 2000
               (Unaudited) and December 31, 1999                             3

               Unaudited Consolidated Statements of Operations
               Three and nine months ended September 30, 2000
               and 1999                                                      4

               Unaudited Consolidated Statements of Cash Flows
               Nine months ended September 30, 2000 and 1999                 5

               Notes to Unaudited Consolidated Financial Statements        6-7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8-11

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk   11

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                            12

     Item 2.   Changes in Securities and Use of Proceeds                    12

     Item 3.   Defaults Upon Senior Securities                              12

     Item 4.   Submission of Matters to a Vote of Security Holders          12

     Item 5.   Other Information                                            12

     Item 6.   Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                  13




                           RARE MEDIUM GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)


                                                                                     September 30,         December 31,
                                                                                         2000                 1999
                                                                                     --------------        -----------
                                                                                      (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                         $  173,029            $  28,540
     Accounts receivable, net                                                              24,345               12,601
     Work in process                                                                        5,123                3,171
     Notes receivable                                                                           -                1,100
     Prepaid expenses and other current assets                                              6,862                2,508
                                                                                       -----------           ----------
Total current assets                                                                      209,359               47,920

Property, plant and equipment, net                                                         26,279               12,100
Investments in affiliates                                                                  56,307               26,467
Goodwill and intangibles, net                                                              60,182               72,552
Other assets                                                                                4,020                1,384
                                                                                       -----------           ----------
Total assets                                                                           $  356,147            $  160,423
                                                                                       ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $    4,218            $   7,097
     Accrued liabilities                                                                   13,988                5,759
     Deferred revenue                                                                       5,282                3,044
     Current portion of note payable - related parties                                          -                  997
     Current portion of notes payable                                                         168                  579
                                                                                       -----------           ----------
Total current liabilities                                                                  23,656               17,476

Notes payable                                                                                 155                    -
Note payable - related parties                                                                  -                  997
Other noncurrent liabilities                                                                4,321                  735
                                                                                       -----------           ----------
Total liabilities                                                                          28,132               19,208
                                                                                       -----------           ----------

Series A Convertible Preferred Stock, $.01 par value,
  net of unamortized discount of $51,262                                                   44,723               36,224
                                                                                       -----------           ----------

Stockholders' equity:
  Preferred stock, $.01 par value, authorized 10,000,000 shares, issued 959,849 shares as Series A Convertible Preferred Stock at
    September 30, 2000 and 907,820 shares at December 31, 1999                                  -                    -
  Common stock, $.01 par value, authorized 200,000,000 shares, issued and outstanding 63,648,965 shares at September 30, 2000
    and 42,893,357 shares at December 31, 1999                                                636                  429
  Additional paid-in capital                                                              529,260              252,075
  Accumulated other comprehensive income                                                    2,953                  937
  Note receivable from shareholder                                                              -                 (231)
  Accumulated deficit                                                                    (249,386)            (148,048)
  Treasury stock, at cost, 66,227 shares                                                     (171)                (171)
                                                                                       -----------           ----------
Total stockholders' equity                                                                283,292              104,991
                                                                                       -----------           ----------
Total liabilities and stockholders' equity                                             $  356,147            $ 160,423
                                                                                       ===========           ==========

See accompanying notes to unaudited consolidated financial statements.


                          RARE MEDIUM GROUP, INC.
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except share data)


                                                     Three Months Ended September 30,        Nine Months Ended September 30,
                                                         2000             1999                 2000                1999
                                                         ----             -----                ----                ----

 Revenues                                             $      29,420      $   11,337         $     80,943          $    19,081
 Cost of revenues                                            17,799           5,983               47,524               10,371
                                                      --------------     ----------         -------------         ------------
   Gross profit                                              11,621           5,354               33,419                8,710

 Expenses:
   Sales and marketing expense                                6,387           1,293               15,560                2,404
   General and administrative expense                        25,368           8,861               66,619               17,132
   Depreciation and amortization                             13,455           6,807               35,469               16,971
                                                      --------------     ----------         ------------          ------------
 Total expenses                                              45,210          16,961              117,648               36,507
                                                      --------------     ----------         ------------          ------------

 Loss from operations                                       (33,589)        (11,607)             (84,229)             (27,797)

 Interest income (expense), net                               3,015             762                7,587               (1,441)
 Equity interest in net loss of investments                  (1,861)              -               (4,424)                   -

 Other expense                                                 (192)              -                 (454)                   -
                                                      ---------------    -----------         -------------        -------------

Net loss                                                    (32,627)        (10,845)             (81,520)              (29,238)

Deemed dividend attributable to issuance of
  convertible preferred stock                                     -               -                    -               (29,879)
Cumulative dividends and accretion of convertible
  preferred stock to liquidation value                       (2,975)         (3,471)             (19,818)               (4,663)
                                                       -------------     -----------         ------------         --------------
 Net loss attributable to common stockholders             $ (35,602)      $ (14,316)          $ (101,338)         $    (63,780)
                                                       =============     ===========         ============         ==============

Basic and diluted loss per share                          $   (0.64)      $   (0.37)          $    (2.02)         $      (1.81)
                                                       =============     ===========         =============        ==============

Basic weighted average common shares outstanding         55,419,834      38,723,657           50,108,149            35,320,850
                                                       =============     ===========         =============        ==============



See accompanying notes to unaudited consolidated financial statements.




                          RARE MEDIUM GROUP, INC.
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)


                                                                               Nine months ended September 30,
                                                                             2000                          1999
                                                                             ----                          ----
 Cash flows from operating activities:
   Net loss                                                                $  (81,520)                    $  (29,238)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                           35,469                         16,971
       Equity interest in net loss of investments                               4,424                              -
       Non-cash interest                                                            -                          2,359
       Changes in assets and liabilities, net of acquisitions:
         Accounts receivable                                                  (16,580)                        (3,948)
         Work in process                                                       (1,952)                        (2,873)
         Prepaid expenses and other assets                                     (5,652)                        (1,774)
         Deferred revenue                                                       2,238                            297
         Accounts payable and accrued and other liabilities                     6,771                          2,315
                                                                           -----------                    -----------
            Net cash used in operating activities                             (56,802)                       (15,891)
                                                                           -----------                    -----------

 Cash flows from investing activities:
   Cash paid for investments in affiliates                                    (26,592)                       (14,551)
   Purchases of property, plant and equipment, net                            (19,154)                        (4,305)
   Decrease in notes receivable                                                 1,000                              -
   Cash acquired (paid) in acquisitions, net of
     acquisition costs                                                             46                         (1,258)
                                                                           -----------                    ------------
       Net cash used in investing activities                                  (44,700)                       (20,114)
                                                                           -----------                    ------------

 Cash flows from financing activities:
   Proceeds from issuance of convertible debenture                                  -                          6,000
   Proceeds from issuance of convertible preferred stock,
     net of costs                                                                   -                         82,998
   Proceeds from issuance of common stock, net of costs                       241,355                              -
   Repayments of borrowings, net                                                 (832)                        (1,625)
   Proceeds from issuance of stock in connection
     with exercise of warrants and options                                      5,468                          7,088
                                                                           -----------                     -----------
       Net cash provided by financing activities                              245,991                         94,461
                                                                           -----------                     -----------

 Net increase in cash and cash equivalents                                    144,489                         58,456
 Cash and cash equivalents, beginning of period                                28,540                            918
                                                                            ----------                     -----------
 Cash and cash equivalents, end of period                                   $ 173,029                       $ 59,374
                                                                            ==========                     ===========


See accompanying notes to unaudited consolidated financial statements.



                          RARE MEDIUM GROUP, INC.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)     Description of the business

Rare Medium Group, Inc. (the "Company") conducts its operations primarily through its subsidiaries, which are organized as two related lines of business: the Internet services business and the investment business. The Company is headquartered in New York with offices throughout the United States and in the United Kingdom, Australia, Singapore and Canada.

The Company's Internet services business is a provider of Internet solutions, offering Fortune 1000 companies and others its services to develop e-commerce Internet strategies, improve business processes and develop marketing communications, branding strategies and interactive content using Internet-based technologies and solutions.

Through its incubator investment strategy, the Company invests in and develops, manages and operates companies in selected Internet-focused markets. The Company also makes venture investments by making strategic equity investments in companies with Internet-focused business models.

(2)     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). The results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation.

(3)     Investments in Affiliates

The following is a summary of the carrying values of the investments held by the Company:


                                                             September 30, 2000          December 31, 1999
                                                           ---------------------       ----------------------
                                                                             (In thousands)

Cost investments                                                $     44,611                    $     20,876
Marketable securities                                                 11,130                           2,060
Equity investments                                                       566                           3,531
                                                                -------------                   -------------
                                                                $     56,307                    $     26,467
                                                                -------------                   -------------



Net unrealized appreciation for marketable securities amounted to $3.0 million and $0.9 million at September 30, 2000 and December 31, 1999, respectively.


(4)     Segment Information

Presented below are the operating results and total assets of the Company's two primary operating segments: the Internet services business and the investment business.


                                                         Three month period ended                  Nine month period ended
                                                    September 30,       September 30,         September 30,        September 30,
                                                        2000                  1999                 2000                 1999
                                                   ------------------------------------       ----------------------------------
                                                              (In thousands)                            (In thousands)

Revenues:
   Internet services                               $  33,759             $ 11,846             $   87,274             $ 19,850
   Investment                                          2,410                  230                  5,726                  442
   Internet services provided to investments          (6,749)                (739)               (12,057)              (1,211)
                                                   -----------           ----------           ------------           ----------
                                                   $  29,420             $ 11,337             $   80,943             $ 19,081
                                                   ===========           ==========           ============           ==========
Income (loss) before interest, taxes,
depreciation and amortization:
   Internet services                                     226                 (988)                (5,533)              (2,703)
   Investment and corporate                          (20,360)              (3,812)               (43,227)              (8,123)
                                                  -------------          ----------           ------------           ----------
                                                  $  (20,134)            $ (4,800)            $  (48,760)            $(10,826)
                                                  =============          ==========           ============           ==========

Depreciation and amortization                        (13,455)              (6,807)               (35,469)             (16,971)
Interest income (expense), net                         3,015                  762                  7,587               (1,441)
Equity interest in net loss on investments            (1,861)                   -                 (4,424)                   -
Other expense                                           (192)                   -                   (454)                   -
                                                  -------------          ----------           ------------           ---------
Net loss                                          $  (32,627)            $(10,845)            $  (81,520)            $(29,238)
                                                  =============          ==========           ============           =========

Total assets:                                                                                  As of                  As of
                                                                                            September 30,          December 31,
                                                                                               2000                   1999
                                                                                            -------------          ------------

   Internet services                                                                          $   60,073             $ 31,047
   Investment and corporate                                                                      296,074              129,376
                                                                                              -----------            --------
                                                                                              $  356,147             $160,423
                                                                                              ===========            =========



(5)     Equity Transactions

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

In August 2000, the holders of the Company's Series 1-A warrants executed a cashless exercise of all such warrants at a price of $0.01 per share and received a total of 12,709,499 shares of common stock.

(6)     Employee Stock Options

In August 2000, the Board of Directors approved a plan that allowed employee holders of stock options with exercise prices at or above $30 per share to exchange either all or 50% of their existing stock options for an agreement by the Company to issue new options. The exercise price of the new options will be based on the fair market value of the underlying common stock on March 12, 2001, the date of issuance of the new options.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. We urge you to consider that statements which use the terms "believe," "do not believe", anticipate," "expect," "plan," "estimate," "intend," and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.


OVERVIEW

We are an Internet-focused company that:

o    provides Internet professional services to companies;

o invests in and develops, manages and operates companies in selected Internet-focused market segments; and

o takes strategic equity positions in companies that we believe possess superior Internet-focused business models.

Our end-to-end Internet professional services offering encompasses the entire Internet services spectrum, ranging from strategic and creative consulting to applications development, implementation and hosting. Our strategic approach is to align these service offerings and expertise with our customers' industries. This vertical market approach allows us to provide more sophisticated strategic solutions. Our customers include AT&T, Dr. Drew, Epson, Forbes, Microsoft, Nestle, NextJet, Ritz Carlton, Weider, Paine Webber, Sun International, Furniture Brands, Wyndham Hotels, Corporate Express, Red Herring, Providence Health Systems, Cablevision and Body Shop.

We also invest in and internally develop, manage and operate companies in selected Internet-focused market segments. In addition, we make minority investments in independently managed companies, in which we co-invest with well-known financial and industry partners such as Brentwood Associates, Compaq Computer Corp., Constellation Ventures, GE Capital Corp., Hicks, Muse, Tate & Furst, Institutional Venture Partners, Intel, Mayfield Partners, MCI Worldcom, New Enterprise Associates and Omnicom. Our investment business is currently focused on Internet companies engaged in the business-to-business e-commerce, Internet enabling tools, broadband and next generation communications sectors. The carrying value of our investment in these businesses at September 30, 2000 amounted to $70.2 million of which $56.3 million is reflected in our balance sheet as "investments in affiliates" and of which $13.9 million is included in "goodwill and intangibles" for our incubators that are accounted as consolidated subsidiaries.

Our operating results are primarily driven by our Internet services business. We evaluate the performance of this business as a separate segment. Revenue and income (loss) before interest, taxes, depreciation and amortization are used to measure and evaluate our financial results and make relative comparisons to other entities that operate within the Internet services industry. Our Internet service business revenue, including revenue from services provided to our consolidated subsidiaries, increased to $33.8 million for the three month period ended September 30, 2000 from $30.0 million for the three month period ended June 30, 2000. This 12% increase in revenue from the second quarter of 2000 was achieved through organic growth. Earnings before interest, taxes, depreciation and amortization increased to $0.2 million for the three month period ended September 30, 2000 from a $2.5 million loss for the three month period ended June 30, 2000.

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

Cost of revenues includes salaries, payroll taxes and related benefits and other direct costs associated with the generation of revenues. Sales and marketing expense represents the actual costs associated with our marketing and advertising. General and administrative expense includes facilities costs, recruiting, training, finance, legal, and other corporate costs as well as salaries and related employee benefits for those employees that support such functions.

We have an equity participation plan that allows our Compensation Committee to incentivize our employees by allocating to them up to 20% of any profit we might recognize when and if our investments in portfolio and incubator companies become liquid, subject to vesting and other requirements. Upon a liquidation event, we will recognize a compensation charge for that portion of the profit on the investment that is allocated to the employees. We will have the right to pay such amount to the employees either in cash, shares of our common stock, or a combination thereof.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

Revenues for the three months ended September 30, 2000 increased to $29.4 million from $11.3 million for the three months ended September 30, 1999, an increase of $ 18.1 million. This increase reflects increases in both the number and relative size of client engagements, which has been facilitated by increases in our billable employees substantially as a result of our aggressive hiring strategy and, to a lesser extent, acquisitions. All of the acquired Internet services businesses' operations have been integrated into our existing operations. Our incubator companies generated revenues totaling $2.4 million in the third quarter ended September 30, 2000, compared to $0.2 million in the third quarter ended September 30, 1999.

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2000 increased to $17.8 million from $6.0 million for the three months ended September 30, 1999, an increase of $11.8 million. This increase is due primarily to a substantial increase in additional personnel in our Internet services business. We expect cost of revenues to increase on an absolute dollar basis as we hire additional personnel and incur additional costs related to the anticipated growth of our Internet services business. Costs of sales as a percentage of revenue related to our services business amounted to 49.7% for the three month period ended September 30, 2000. The increase in cost of revenues also reflects $1.4 million of costs related to our incubator businesses.

SALES AND MARKETING EXPENSE

Sales and marketing expense for the three months ended September 30, 2000 increased to $6.4 million from $1.3 million for the three months ended September 30, 1999, an increase of $5.1 million. This increase is primarily the result of the continued national marketing program to build the "Rare Medium" brand and the marketing with respect to our incubator companies. We expect sales and marketing expenses to increase as we continue to build brand awareness.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the three months ended September 30, 2000 increased to $25.4 million from $8.9 million for the three months ended September 30, 1999, an increase of $16.5 million. This increase is a result of the cost of infrastructure needed to support the significant growth in revenue and our continued expansion into new markets. The increase in general and administrative expense also relates to the costs associated with required resources with respect to our venture/incubator strategy.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense substantially consists of the amortization of intangible assets. Depreciation and amortization expense for the three months ended September 30, 2000 increased to $13.5 million from $6.8 million for the three months ended September 30, 1999, an increase of $6.7 million. This increase resulted primarily from our acquisitions during 1999. We anticipate that expenses related to the amortization of intangible assets will increase in future periods where we may make additional strategic acquisitions.

INTEREST INCOME, NET

Interest income, net for the three months ended September 30, 2000 is mainly comprised of the interest earned on the proceeds received from the sale of our common stock during the first quarter of 2000 as described below in "Liquidity and Capital Resources."

NET LOSS

For the three months ended September 30, 2000, we recorded a net loss of $32.6 million. Excluding $13.5 million in amortization and depreciation, the net loss was $19.1 million. This loss was primarily due to the factors described above in "Cost of Revenues," "General and Administrative Expense" and "Sales and Marketing Expense."

Included in net loss attributable to common shareholders of $35.6 million was $3.0 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock, and to the accretion of the carrying amount of the Series A convertible preferred stock up to its face redemption amount over 13 years.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

Revenues for the nine months ended September 30, 2000 increased to $80.9 million from $19.1 million for the nine months ended September 30, 1999, an increase of $61.8 million. This increase reflects increases in both the number and relative size of client engagements which has been facilitated by the increase in our billable employees as a result of acquisitions and our aggressive hiring strategy. All of the acquired Internet services businesses' operations have been integrated into our existing operations. Our incubator companies generated revenues totaling $5.7 million in the nine months ended September 30, 2000, compared to $0.4 million in the nine months ended September 30, 1999.

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 2000 increased to $47.5 million from $10.4 million for the nine months ended September 30, 1999, an increase of $37.1 million. This increase is due primarily to a substantial increase in additional personnel in our Internet services business. We expect cost of revenues to increase on an absolute dollar basis as we hire additional personnel and incur additional costs related to the anticipated growth of our Internet services business. Costs of sales as a percentage of revenues related to our services business amounted to 49.8% for the nine months period ended September 30, 2000. The increase in cost of revenues also reflects $4.5 million of costs related to our incubator businesses.

SALES AND MARKETING EXPENSE

Sales and marketing expense for the nine months ended September 30, 2000 increased to $15.6 million from $ 2.4 million for the nine months ended September 30, 1999, an increase of $13.2 million. This increase is primarily the result of our continued national marketing program to build the "Rare Medium" brand and the marketing with respect to our incubator companies. We expect sales and marketing expenses to increase as we continue to build our brand awareness.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the nine months ended September 30, 2000 increased to $66.6 million from $17.1 million for the nine months ended September 30, 1999, an increase of $49.5 million. This increase is a result of the infrastructure needed to support our significant growth in revenue and our continued expansion into new markets. The increase in general and administrative expense also relates to the costs associated with required resources with respect to our venture/incubator strategy.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense substantially consists of the amortization of intangible assets. Depreciation and amortization expense for the nine months ended September 30, 2000 increased to $35.5 million from $17.0 million for the nine months ended September 30, 1999, an increase of $18.5 million. This increase resulted primarily from our acquisitions during 1999. We anticipate that expenses related to the amortization of intangible assets will increase in future periods where we may make additional strategic acquisitions.

INTEREST INCOME, NET

Interest income, net for the nine months ended September 30, 2000 is mainly comprised of the interest earned on the proceeds received from the sale of our common stock during the period as described below in "Liquidity and Capital Resources."

NET LOSS

For the nine months ended September 30, 2000, we recorded a net loss of $81.5 million. Excluding $35.5 million in amortization and depreciation, our net loss was $46.0 million. This loss was primarily due to the factors described in "Cost of Revenues," "General and Administrative Expense" and "Sales and Marketing Expense."

Included in net loss attributable to common shareholders of $101.3 million was $19.8 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on the Series A convertible preferred stock, and to the accretion of the carrying amount of the Series A convertible preferred stock up to its face redemption amount over 13 years.

LIQUIDITY AND CAPITAL RESOURCES

We had $173.0 million in cash and cash equivalents at September 30, 2000. This amount is substantially a result of the proceeds received from (1) the issuance of 2,500,000 shares of our common stock on January 14, 2000, for gross proceeds of $70.1 million (net proceeds of $65.7 million) in a private transaction to a group of mutual funds managed by Putnam Investments and Franklin Resources, Inc.; and (2) the issuance of 3,000,000 shares of our common stock on March 29, 2000 for gross proceeds of $186.0 million (net proceeds of $175.6 million) in an underwritten public offering.

Cash used in operating activities was $56.8 million for the nine months ended September 30, 2000 and resulted primarily from the net loss of $81.5 million, offset by non-cash charges of $39.9 million (which consists of depreciation, amortization, and equity interest in net loss on investments) and increased by changes in working capital.

Cash used in investing activities was $44.7 million for the nine months ended September 30, 2000, which primarily consists of venture investments of $26.6 million, and capital expenditures of $19.2 million. Capital expenditures have generally been comprised of purchases of computer hardware and software, as well as leasehold improvements related to leased facilities.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No. 44") which provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The implementation of FIN No. 44 did not have a significant effect on its results of operations.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) The following index sets forth those exhibits filed pursuant to
Item 601 of Regulation S-X:



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
                 between the Company and each of the purchasers in the private placement of the Company's Common Stock on January
                 14, 2000, which was filed as Exhibit 4.1 to the Company's
                 Form S-3 (Reg. No. 333-95829) and is hereby incorporated herein by reference.

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


                                            By: /s/ GLENN S. MEYERS
                                        -------------------------------------
Date: November 14, 2000                          Glenn S. Myers
                                        Chairman and Chief Executive Officer


                                            By: /s/ JEFFREY J. KAPLAN
                                        -------------------------------------
Date: November 14, 2000                          Jeffrey J. Kaplan
                                        Executive Vice President and Chief
                                        Financial Officer


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
                 between the Company and each of the purchasers in the private placement of the Company's Common Stock on January
                 14, 2000, which was filed as Exhibit 4.1 to the Company's
                 Form S-3 (Reg. No. 333-95829) and is hereby incorporated herein by reference.

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