Form 10-K
period 2000-12-31
RARE MEDIUM GROUP INC
filed 2001-03-12
CIK 756502

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K


        /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT of 1934 for the fiscal year
                        ended December 31, 2000, or


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

                               Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 6, 2001 was $101,897,708.

As of March 6, 2001, 63,675,019 shares of our common stock were outstanding.



                                   PART I

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. We urge you to consider that statements that use the terms "believe," "do not believe," "anticipate," "expect," "plan," "estimate," "intend" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The factors set forth below under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

ITEM 1. BUSINESS

OVERVIEW

     We are an Internet-focused company that:

     o  provides Internet professional services to companies;

     o develops, manages and operates companies in selected Internet-focused market segments; and

     o selectively invests in companies in which we have previously taken strategic equity positions or that we believe possess superior business models and are strategic to our business.

     Our end-to-end Internet professional services offering encompasses a wide range of the Internet services spectrum, ranging from strategic and creative consulting to applications development, implementation and hosting. We assist in shaping our clients' strategy and adapt Internet technologies to deliver the best possible solutions for our clients. Our customers include companies in the retail/manufacturing, finance/banking, hospitality/travel, media/entertainment and communications/utilities industries. Our customers include Corporate Express, Cablevision, Furniture Brands, Forbes, Wyndham International, General Mills, Fox, Paramount, Microsoft, Epson, Interstate Batteries, and Ritz Carlton.

     In the past year, we have also internally developed, managed and operated companies in selected Internet-focused market segments. During that time, we have provided our incubator companies with a comprehensive suite of strategic and infrastructure services as well as financial support. These services included Internet services and financial, legal and accounting advisory services. We believe that by providing these services we have enabled our incubator companies to focus on their core competencies and accelerate the time-to-market of their products and services.

     In addition, we have made minority investments in independently managed companies that we believe possess superior business models. We have co-invested in these companies with well-known financial and industry partners such as Brentwood Associates, Compaq Computer Corp., Constellation Ventures, GE Capital Corp., Hicks, Muse, Tate & Furst, Mayfield Partners and Omnicom. In certain instances, we have selectively continued to invest in these companies and seek to invest limited amounts of capital in other companies that we believe possess sound business models and are strategic to our business.

     We were incorporated in Delaware in 1985 as ICC Technologies, Inc.

OUR PROFESSIONAL SERVICES BUSINESS

   OUR SOLUTIONS

     We believe the following elements distinguish us as an Internet services provider:

     Vertically Focused Strategic Expertise. Many members of our management team are experts in the following industries and disciplines:

     o   Retail/Manufacturing;
     o   Finance/Banking;
     o   Hospitality/Travel;
     o   Media/Entertainment;
     o   Communications/Utilities;
     o   Sales force automation; and
     o   Internet-enabled customer relationship management.

These professionals have valuable contacts in these industries as well as substantial Internet business experience. We are able to draw upon this collective experience to more efficiently develop business solutions that are tailored to meet the unique needs of companies in these targeted industries.

     Broad Skill Set. We complement our industry specialization with expertise in areas such as e-commerce, supply chain management and interactive marketing. Our multi-disciplinary team of Internet professionals is comprised of individuals with strategic, creative and technical expertise. This expertise enables us to provide our clients with comprehensive solutions that address a wide range of business challenges such as introducing new Internet brands, optimizing distribution systems and streamlining internal communications. We believe by providing our clients with these comprehensive services we are able to meet substantially all their online needs on an ongoing basis.

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

     Our LiveMarket Initiative. Through our LiveMarket group, we have recently begun to offer solutions to the business-to-business and other markets. The LiveMarket model allows businesses seeking to create an on-line marketplace to obtain state-of-the-art applications that they would not otherwise be able to afford. We also believe that by using our LiveMarket solutions these companies will be able to achieve faster time-to-market for their products and an increased focus on their core competencies.

   OUR SERVICES STRATEGY

     Our goal is to enhance our position as an Internet services firm providing complete e-business solutions. Our strategy to achieve this objective is to:

     Retain a Highly Specialized Workforce. We intend to continue to ensure that our employees have the requisite expertise to provide our clients with a comprehensive range of Internet services. We plan to retain and motivate our employees by giving them the opportunity to work with cutting-edge technologies, paying competitive compensation packages and granting stock options, and encouraging a corporate culture that is results-driven and rewards creativity, communication and cooperation.

     Expand and Develop Industry-Specific Expertise. Through our experience in designing, developing, implementing and managing Internet and e-business solutions for a wide variety of companies, we have gained significant strategic knowledge and created industry-specific reusable business solutions. This expertise significantly enhances our ability to help other companies in the same industries successfully adopt Internet and e-business solutions. We have developed reusable business solutions for industries such as retail/manufacturing, finance/banking, hospitality/travel, media/entertainment and communications/utilities industries. We intend to broaden the range of industries in which we have specialized knowledge and maximize the benefits to our clients of such knowledge by creating additional industry-specific solution templates and reusable software. Our strategic consultants, sales, marketing and technical staff have expertise in industries that we believe can realize significant benefits from Internet and e-business solutions. Further developing and enhancing this expertise will increase our knowledge of industry specific business challenges and increase the industry-targeted services we can offer, thereby improving our ability to penetrate specific industries.

     Leverage Our Relationship with Apollo. Affiliates of Apollo Advisors, LP, our largest shareholder, own approximately 37% of our outstanding common stock on a fully diluted basis as of December 31, 2000. Apollo has significant stakes in more than 50 medium to large traditional enterprises, in a wide range of industries including manufacturing, consumer products, financial services, media and telecommunications. Through our relationship with Apollo, we have been introduced to many of these "brick and mortar" businesses and several of these companies are currently clients.

     Increase Repeat and Recurring Revenues. We plan to increase the proportion of our revenues that represents repeat business with the same clients. We intend to generate repeat revenues by cross-selling services and entering into multiple engagements with our existing clients. In addition, we plan to increase recurring revenues by selling our LiveMarket solution to our new and existing clients. We plan to charge clients who use our LiveMarket solution either a fixed monthly rate or on a per transaction basis, or both. Increasing repeat and recurring revenues will enable us to predict our revenues with greater accuracy and improve our operating margins.

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

     Develop and Maintain Additional Strategic Relationships. We intend to continue to develop and maintain strategic relationships in order to enable us to enter new markets, gain early access to leading-edge technology, cooperatively market products and services with leading technology vendors and gain enhanced access to vendor training and support. We have developed a number of strategic relationships, including relationships with IBM, Microsoft, Sun Microsystems, iPlanet, Open Market, ATG and Interwoven.


OUR INVESTMENT BUSINESS

     Our investment business is currently focused on Internet companies engaged in business-to-business e-commerce, Internet enabling tools, enterprise-level software infrastructure and next generation communications sectors. Through our investment process, we decide whether to take a majority stake and incubate the business or a minority strategic position as a venture investment.

   OUR INCUBATOR COMPANIES

     Currently, our major incubator companies are ChangeMusic Network, Inc., ePrize, Inc. and NoticeNow.com, Inc.

   ChangeMusic Network

     ChangeMusic Network (also known as CMJ.com, Inc.) has a combination of online and offline properties that deliver news, information, content and services to music consumers, artists and the music industry. The ChangeMusic Network also operates a business-to-business services group under the CMJ brand. The business-to-business division offers the music industry its CMJ New Music Report trade publication, one of the largest music industry conferences in the world, and a website through which subscribers can gain access to various exclusive data products. We own approximately 74% of ChangeMusic Network on a fully diluted basis.

   ePrize

     ePrize.net is an online sweepstakes, direct marketing and promotions company that offers end-to-end solutions for customer acquisition and retention. ePrize uses its patent-pending Pooled eDrawings to help clients attract new visitors to websites, increase retention and build long-term online customer relationships. ePrize professionals help clients design, administer and maintain successful online sweepstakes and other promotional online efforts. Clients of ePrize include Ameritech, the New York Times, CBS, Chase Bank and Mercedes-Benz. We own approximately 80% of ePrize on a fully diluted basis.

   NoticeNow.com, Inc.

   NoticeNow.com, Inc. provides clients with private label Unified Messaging technology and solutions. Users of NoticeNow technology receive a personal, direct inward dial local telephone number. Users can keep this number for life, regardless of the number of times they move. When someone calls the telephone number, they can leave a voicemail message or send a fax. The system will automatically detect whether the call is a voice or fax connection. We own approximately 86% of NoticeNow on a fully diluted basis.

   OUR VENTURE INVESTMENTS

     We hold investments in the following companies:

                                                      Approximate
                                     Initial Date of     % of
Company Name                          Investment       Ownership                Description of Business
------------                         ---------------  -----------               -----------------------

Active Leisure                      October 1999          20%           Direct marketer of motorcycles, parts and accessories.
 (Competition Accessories)

Archive.com                         December 1999          5%           Provider of secure archival and retrieval services for
                                                                        business critical document management.

Cidera                              September 2000       Less than      Provider of broadband content and caching services
                                                           1%           to ISPs, Content Delivery Networks (CDNs), and
                                                                        enterprise customers through a satellite-based
                                                                        delivery system.

Commerce Dynamics                   October 1999           5%           Provider of enhanced, cost effective cooperative
   (GoShip.com)                                                         shipping and fulfillment solutions for e-commerce
                                                                        websites.

DataSynapse                         August 2000           20%           Provider of distributed computing solutions for
                                                                        solving computationally intensive tasks on an
                                                                        out-sourced basis.

Deltathree                          November 1999        Less than      Provider of Internet protocol telephony services,
                                                           1%           including voice and data transmission and enhanced
                                                                        Internet-based communication services.

Edmunds.com                         October 1999           4%           Provider of automotive information, including
                                                                        original editorial content, complete pricing and
                                                                        specification information and sales referrals for
                                                                        purchasing, finance, insurance, warranty and other
                                                                        ancillary services.

Essential.com                       February 2000          1%           Online marketplace enabling customers to shop for a
                                                                        broad range of energy and telecommunications
                                                                        services.

Emerging Vision                     February 2000          3%           Internet portal for the optical industry.

Expert Commerce                     June 2000              5%           Provider of dynamic decision-making and
                                                                        purchase evaluation tools.

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

Like.com                            September 1999         5%           Internet recommendation service highlighting
                                                                        celebrity style choices to drive e-commerce

Money Hunt                          October 1999          13%           Media company dedicated to entertaining, educating
                                                                        and empowering those entrepreneurs seeking capital.

Myteams (formerly                   November 1999          1%           Provider of amateur sports-related content and
MySportsGuru.com)                                                       services.

NextJet                             February 2000          3%           Non-asset-based, Next Flight Out (NFO), package
                                                                        delivery service.

Ntercept (f/k/a                     August 1999            5%           Developer of proprietary, Internet-based opinion
Speakout.com)                                                           research solutions.

QuickNet                            November 1999          8%           Provider of hardware and software low-density
                                                                        Internet telephony products.

RecoveryCare                        June 2000             32%           Provider of Internet-based products and services to
                                                                        Orthopedic physicians and their patients.

Safety Tips                         July 2000             11%           Information provider specializing in safety-and
                                                                        crime-related data.

ShareMax                            March 2000             7%           Provider of Internet-based strategic sourcing
                                                                        software.

Smart Online                        September 1999         1%           Provider of private-label business productivity
                                                                        applications and information resources for
                                                                        small businesses and entrepreneurs.

StreamSearch.com                    September 1999        15%           Provider of streaming media search tools.

Totality (f/k/a MimEcom)            June 2000              1%           Provider of Application and Infrastructure
                                                                        Management (AIM) services for Global 2000
                                                                        e-businesses.


CUSTOMERS

     Our customers are engaged in a broad variety of industries, including retail/manufacturing, finance/banking, hospitality/travel, media/entertainment and communications/utilities industries. Our customers include Corporate Express, Cablevision, Furniture Brands, Forbes, Wyndham International, General Mills, Fox, Paramount, Microsoft, Epson, Interstate Batteries, and Ritz Carlton. We estimate that our five largest clients in 2000 accounted for approximately 22% of our revenues and that no single client accounted for more than 8% of our revenues.

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

     Our competitors can be divided into several groups:

     o Internet professional service providers, such as Proxicom, iXL Enterprises, Inc., Scient Corporation, MarchFirst and Viant Corporation;

     o large systems integrators, such as the consulting companies related to the top five U.S. accounting firms and Computer Sciences Corporation;

     o specialty systems integrators, such as Cambridge Technology Partners, Inc. and Sapient Corporation;

     o strategy consulting firms, such as Boston Consulting Group, Inc. and McKinsey & Company, Inc.; and

     o interactive marketing firms, such as Agency.com, Ltd., Modem Media, Inc., Organic, Inc. and Razorfish, Inc.

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

     o    other Internet companies;

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

EMPLOYEES

     As of December 31, 2000, we had 929 employees. We believe our relationship with our employees is good. None of our employees are represented by a union. Generally, our employees are retained on an at-will basis. We have entered into employment agreements, however, with many of our key employees. We require all of our senior managers, as well as most of our key employees, to sign confidentiality agreements and non-competition agreements that prohibit them from competing with us during their employment and for various periods thereafter.

GOVERNMENT REGULATION

     Currently, we are not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies, and laws and regulations applicable to businesses generally. Few laws or regulations are directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet, including the possible levying of tax on e-commerce transactions. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business. See "- Risk Factors - Governmental regulation of the Internet could impact our operations."

RISK FACTORS

You should carefully consider the risks described below before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business. If we do not successfully address any of the risks described below, there could be a material adverse effect on our financial condition, operating results and business. We cannot assure you that we will successfully address these risks.

   WE HAVE REPORTED OPERATING LOSSES AND CANNOT ASSURE YOU THAT WE WILL ATTAIN PROFITABILITY.

     We had a loss before discontinued operations of $19.7 million, $49.5 million and $124.7 million for the years ended December 31, 1998, 1999 and 2000, respectively. Although we have experienced recent revenue growth, and had revenues of $110.1 million for the year ended December 31, 2000 compared to $36.7 million for the year ended December 31, 1999, in the current environment, we do not believe that this growth will be sustainable or indicative of future operating results. In addition, we have incurred substantial costs to expand and integrate our operations. Our ongoing integration costs from our prior acquisitions will include the combination of the financial, information and communications systems of the various companies that we have acquired and may acquire in the future. As a result of these and other costs, we may incur operating losses in the future, and we cannot assure you that we will attain profitability.

   WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT MORE DIFFICULT TO PREDICT WHETHER OR NOT WE WILL ULTIMATELY HAVE SUCCESSFUL BUSINESS OPERATIONS.

     Our business has a limited operating history. Our prospects must be considered in light of the risks and difficulties frequently encountered by companies operating in a new and rapidly evolving area such as Internet services, including, but not limited to, an untested business model. You should evaluate our business operations in view of the risks, uncertainties, delays and difficulties associated with starting a new business, many of which may be beyond our control. We cannot assure you that we will be successful in meeting the challenges and addressing the risks that we face in a new and rapidly changing market such as Internet services and other Internet related products and services and making select venture investments and developing incubator companies.

   COMPETITION FOR INTERNET SERVICES IS INTENSE WITH LOW BARRIERS TO ENTRY THAT MAY AFFECT OUR FINANCIAL CONDITION, OPERATING RESULTS AND BUSINESS.

     The market for Internet services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. While relatively new, the market is already highly competitive and characterized by an increasing number of entrants who have introduced or developed products and services similar to those offered by us. We expect competition not only to persist but to increase. Increased competition may result in price reductions, reduced margins and loss of market share.

     Our competitors can be divided into the following groups:

     o   Internet services providers;

     o   large systems integrators;

     o   specialty systems integrators;

     o   strategy consulting firms; and

     o   interactive marketing firms.

     Many of our current and potential competitors have longer operating histories, larger installed customer bases, greater name recognition, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do. At any time our current and potential competitors could increase their resource commitments to our markets. We expect to face additional competition from new market entrants in the future as the barriers to entry into our business are also relatively low. Our current or future competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. We compete on the basis of a number of factors, including the attractiveness of the Internet services offered, the breadth and quality of these services, creative design and systems engineering expertise, pricing, technological innovation and understanding clients' strategies and needs. Many of these factors are beyond our control. Existing or future competitors may develop or offer strategic Internet services that provide significant technological, creative, performance, price or other advantages over the services offered by us. As a result, our financial condition, operating results and business could be adversely affected.

   WE GENERALLY DO NOT HAVE LONG-TERM CONTRACTS AND OUR NEED TO ESTABLISH RELATIONSHIPS WITH NEW CLIENTS CREATES AN UNCERTAIN REVENUE STREAM.

     Our clients generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a client may or may not engage us for further services once a project is completed. Establishment and development of relationships with additional companies and other users of information technology and securing repeat engagements with existing clients are important components of our business operations. The absence of long-term contracts and the need for new clients creates an uncertain revenue stream. A client that accounts for a significant portion of our revenues in a given period may not generate a similar amount of revenues, if any, in subsequent periods. We cannot assure you that we will be able to add new major clients or secure new engagements with existing clients. In addition, some of our existing clients may unilaterally reduce the scope of, or terminate, existing projects. We cannot assure you that we will be able to maintain our business relationship with or avoid a material reduction in the use of our services by any of our significant existing clients.

   WE MAY NEED ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US.

     We may need to raise additional funds through public or private debt or equity financings in order to:

     o take advantage of opportunities, including acquisitions of, or investments in, businesses or technologies;

     o   develop new services; or

     o   respond to competitive pressures.

     We cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. In such case, our financial condition, operating results and business may be materially and adversely affected.

   SOME OF OUR CLIENTS MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL NEEDED TO RETAIN OUR SERVICE OR PAY US FOR SERVICES PERFORMED.

     Some of our current and potential clients, particularly those clients funded primarily by venture capital, need to raise additional funds in order to continue their business and operations as planned. We cannot be certain that these companies will be able to obtain additional financing on favorable terms or at all. As a result of their inability to raise additional financing, some client may be unable to pay us for services we have already provided them or they may terminate our services earlier than planned, either of which could seriously harm our business, financial condition and operating results. In particular, some of our current and potential clients in this category have recently encountered greater difficulty obtaining needed financing.

   OUR ACQUISITIONS DURING THE PAST THREE YEARS HAVE CREATED FINANCIAL AND OTHER CHALLENGES, WHICH, IF NOT ADDRESSED OR RESOLVED, COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION, OPERATING RESULTS AND BUSINESS.

     We acquired or made controlling equity investments in 29 businesses during the past three fiscal years. To the extent our management must devote significant time and attention to the integration of technology, operations, businesses and personnel as a result of our services and incubator acquisitions, our business may suffer. In addition, our senior management faces the difficult and potentially time consuming challenge of implementing uniform standards, controls, procedures and policies throughout our current and future acquisitions. We could also experience financial or other setbacks if any of the acquired businesses experienced problems in the past of which our management is not presently aware. For example, if an acquired business had dissatisfied customers or had any performance problems, our reputation could suffer as a result of our association with that business. In addition, we may experience disputes with the sellers of acquired businesses and may fail to retain key acquired personnel. To the extent any customer or other third party asserts any material legal claims against any of the acquired companies, our financial condition, operating results and business could be materially and adversely affected.

   WE MAY SUFFER ADVERSE CONSEQUENCES IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY.

     We may suffer adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940. Some equity investments made by us may constitute investment securities under the 1940 Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or SEC safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. As a consequence, we would be prohibited from engaging in business or issuing our securities as we have in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of our company and liquidate our business.

     Although our investment securities currently comprise less than 40% of our assets, fluctuations in the value of these securities or of our other assets may cause this limit to be exceeded. Unless an exclusion or safe harbor were available to us, we would have to attempt to reduce our investment securities as a percentage of our total assets in order to avoid becoming subject to the requirements of the 1940 Act. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices, and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

   OUR VENTURE INVESTMENTS ARE RISKY.

     An element of our strategy is to make selected minority equity investments in Internet start-up companies in which we already have equity positions or, in certain instances, in other companies we believe possess superior business models and are strategic to our business. As of December 31, 2000, we have venture investments in a total of 22 companies, with our equity stakes in these companies ranging from less than 1% to 32%. As of December 31, 2000, the aggregate cost of our venture investments totaled approximately $61.5 million. Decreases in the value of these companies will have an adverse effect on our business. Because we own less than a majority of the shares of these companies, we are not involved in the day-to-day operations of any of these companies and may not be able to control the policies or directions that these companies take.

     All of the companies in which we have made venture investments are in the early stages of development and many of these companies have been adversely affected by the economic downturn in the Internet environment. Therefore, we cannot assure you that these companies will be able to successfully achieve their business goals in a timely manner or at all. Our strategy has been to realize capital return on our investments in these companies by liquidating these investments through sales of equity or otherwise. Recently, the unfavorable conditions surrounding sales of securities in Internet companies, on the public market or otherwise, has negatively impacted this strategy. Therefore, we cannot assure you that we will realize any return on any of these investments. The failure of one or more of these companies in which we have invested, and the timing of any dispositions of our investments in these companies, could have a material adverse effect on our financial condition, operating results and business.

   COMPETITION FOR VENTURE INVESTMENT IS INTENSE.

     To the extent that we make selective strategic investments, we will face competition from numerous other capital providers seeking to acquire interests in Internet-related businesses, including:

     o   other Internet companies;

     o   venture capital firms;

     o   large corporations; and

     o   other capital providers who also offer support services to companies.

     Traditionally, venture capital and private equity firms have dominated investments in emerging technology companies, and many of these types of competitors may have greater experience and financial resources than we have. In addition to competition from venture capital and private equity firms, several public companies such as CMGI, Internet Capital Group and Safeguard Scientifics, as well as private companies such as Idealab!, devote significant resources to providing capital together with other resources to Internet companies. Additionally, corporate strategic investors, including Fortune 500 and other significant companies, are developing Internet strategies and capabilities. Many of these competitors have greater financial resources and brand name recognition than we do, and the barriers to entry for companies wishing to provide capital and other resources to entrepreneurs and their emerging technology companies are minimal. We expect that competition from both private and public companies with business models similar to our own model will intensify. Among other adverse consequences, this competition may diminish the pool of potential investment opportunities and raise the cost of making any future investments. As a result, our financial condition, operating results and business could be adversely affected.

   A PORTION OF OUR BUSINESS DEPENDS ON THE PERFORMANCE OF OUR INCUBATOR COMPANIES, WHICH IS UNCERTAIN.

     We cannot assure you that our incubator companies will be able to successfully achieve their business goals in a timely manner or at all. Our strategy is to realize capital return on our investment in these companies by liquidating the investments through sales of equity or otherwise. Recently, the unfavorable conditions surrounding sales of securities and other financing methods for Internet companies, on the public market or otherwise, has negatively impacted this strategy. Therefore, we cannot assure you that we will realize any return on any of these investments.The failure of one or more of our incubator companies could have a material adverse effect on our financial condition, operating results and business.

   THE LOSS OF EXECUTIVE MANAGEMENT OR OTHER KEY PERSONNEL MAY HARM OUR ABILITY TO OBTAIN AND RETAIN CLIENT ENGAGEMENTS AND COMPETE EFFECTIVELY.

     Our business operations depend largely on the skills of our key management and technical personnel as well as key management and technical personnel of companies we have acquired. If one or more members of our executive management or other key personnel were unable or unwilling to continue in their present positions, these persons would be very difficult to replace. In addition, if any of these persons joined a competitor or formed a competing company, some of our clients might choose to use the services of that competitor or new company instead of ours. Furthermore, our clients or other companies seeking management talent may hire away some members of our executive management or other key personnel. This could result in the loss of our client relationships or new business opportunities and impede our ability to implement our business strategy. In addition, except for Glenn S. Meyers, our Chairman and Chief Executive Officer, we do not maintain key man insurance for any of our employees.

   WE ARE DEPENDENT ON OUR ABILITY TO RETAIN HIGHLY QUALIFIED INTERNET PROFESSIONALS WHO ARE IN SHORT SUPPLY.

     Our business operations depend in large part on our ability to retain highly qualified Internet professionals who can provide the technical, strategic consulting, creative, marketing and audience development skills required by clients. There is a shortage of these highly qualified personnel and we compete with other companies for this limited pool of persons. We cannot assure you that we will be able to retain qualified personnel. Failure to do so could have a material adverse effect on our financial condition, operating results and business.

   FLUCTUATIONS IN OUR FINANCIAL PERFORMANCE COULD ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

     Our operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, including:

     o   the number, size and scope of our client engagements;

     o   reductions, cancellations or completions of major projects;

     o the loss of significant clients or a change of scope in a significant client engagement;

     o   the opening or closing of an office;

     o   our relative mix of business;

     o   changes in pricing by us or our competitors;

     o   pricing pressure from our clients;

     o the efficiency with which we utilize our billable professionals, plan and manage our existing and new client engagements and manage our future growth;

     o   variability in market demand for Internet services;

     o   our ability to retain qualified professionals;

     o our ability to complete fixed-fee engagements within the assigned budget;

     o   costs related to the integration of our acquired businesses;

     o   increased competition;

     o   marketing budget decisions by our clients;

     o   costs associated with rightsizing the number of our employees; and

     o   general economic conditions.

     As a result of these possible fluctuations, period-to-period comparisons of our operating results may not be reliable indicators of future performance. A high percentage of our expenses, including those related to employee compensation and facilities, are fixed. If the number and size of our projects decreases in any period, then our revenues and operating results may also decrease. In some quarters, our operating results may fall below the expectations of securities analysts and investors due to many factors, including those factors described above

   THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

     The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies providing Internet-related products and services. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock.

   OUR FIXED PRICE CONTRACTS INVOLVE FINANCIAL RISK.

     Many of our contracts are currently on a fixed price basis, rather than a time and materials basis. Further, the average size of our contracts is currently increasing, which results in a corresponding increase in our exposure to the financial risks of fixed price contracts. We assume greater financial risk on fixed price contracts than on time and materials engagements because our source of revenue remains fixed while our costs may be rising. We have only a limited history in estimating our costs for our engagements, particularly for larger projects. We have had to commit unanticipated resources to complete some of our projects, resulting in lower gross margins on such contracts. We may experience similar situations in the future. In addition, we typically assume the fixed price contracts of the companies we acquire. If we fail to estimate accurately the resources and time required for an engagement, to manage client expectations effectively or to complete fixed price engagements within our budget, on time and to our clients' satisfaction, we would be exposed to cost overruns, potentially leading to losses on these engagements.

   OUR REVENUES COULD BE NEGATIVELY AFFECTED BY THE LOSS OF MAJOR CLIENTS.

     We derive a significant portion of our revenues from a limited number of clients. In 2000, we estimate that our five largest clients accounted for approximately 22% of our revenues. The loss of major clients could significantly reduce our revenues, which could have a material adverse effect on our financial condition, operating results and business.

   FAILURE TO MAINTAIN AND STRENGTHEN OUR REPUTATION AND EXPAND OUR NAME RECOGNITION COULD ADVERSELY AFFECT OUR OPERATIONS AND BUSINESS.

     We believe that maintaining and strengthening our reputation is an important aspect of attracting and maintaining clients. In addition, we believe the importance of expanding our name recognition will increase as competition in the market for Internet services increases. Promotion and enhancement of our name and reputation will depend largely on our success in providing quality Internet services. Because we cannot ensure this success in all our client engagements, even a single event involving client dissatisfaction could tarnish the perception of Rare Medium as a whole despite any efforts to maintain and strengthen our reputation. If clients do not perceive our services to be of high quality, our reputation can be materially and adversely affected.

   OUR SUCCESS DEPENDS UPON STRATEGIC RELATIONSHIPS.

     We have established strategic relationships with IBM, Microsoft, Sun Microsystems, iPlanet, Open Market, ATG and Interwoven that may be terminated at any time. The loss of any of these or other strategic relationships would deprive us of the opportunity to:

     o   gain early access to leading-edge technology;

     o   cooperatively market products with these vendors;

     o   cross-sell additional services; or

     o   gain enhanced access to vendor training and support.

   OUR BUSINESS DEPENDS ON THE GROWING DEMAND FOR INTERNET SOLUTIONS.

     If the usage and volume of commercial transactions on the Internet does not continue to increase, demand for our services may decrease and our financial condition, operating results and business could be materially and adversely affected. Our future success depends on the continued expansion of, and reliance of consumers and businesses on, the Internet and related technical solutions. The Internet may not be able to support an increased number of users or an increase in the volume of data transmitted over it. As a result, the performance or reliability of the Internet may be adversely affected as use increases. The improvement of the Internet in response to increased demands will require timely improvement of the high speed modems and other communications equipment that form the Internet infrastructure. The Internet has already experienced outages and delays as a result of damage to portions of its infrastructure. The effectiveness of the Internet may also decline due to delays in the development or adoption of new technical standards and protocols designed to support increased levels of activity. We cannot assure you that the infrastructure, products or services necessary to maintain and expand the Internet will be developed. Other factors that may adversely affect Internet usage or e-commerce adoption include:

     o   actual or perceived lack of security of information;

     o   congestion of Internet traffic or other usage delays;

     o   inconsistent quality of service;

     o   increases in Internet access costs;

     o   increases in government regulation of the Internet;

     o   uncertainty regarding intellectual property ownership;

     o   reluctance to adopt new business methods;

     o   costs associated with the obsolescence of existing infrastructure; and

     o   economic viability of e-commerce models.

   OUR BUSINESS OPERATIONS DEPEND ON OUR ABILITY TO ADAPT TO TECHNOLOGICAL INNOVATIONS.

     Our business operations depend, in part, on our ability to keep pace with rapid technological change, new products and services embodying new processes and technologies and industry standards and practices. Failure to respond to these changes could render our existing service practices and methodologies obsolete. We cannot assure you that we will be able to respond quickly, cost-effectively or sufficiently to these developments.

   MISAPPROPRIATION OF OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD HARM OUR REPUTATION, AFFECT OUR COMPETITIVE POSITION AND COST US MONEY.

     We believe our trademarks and other proprietary rights are important to our success and competitive position. If we are unable to protect our trademarks and other proprietary rights against unauthorized use by others, our reputation among existing and potential clients could be damaged and our competitive position adversely affected. We have registered or are registering certain of our trademarks in the United States and abroad. We attempt to limit access to and distribution of our proprietary information as well as proprietary information licensed from third-parties.

     Our strategies to deter misappropriation could be inadequate in light of the following risks:

     o non-recognition or inadequate protection of our proprietary rights in certain foreign countries;

     o undetected misappropriation of our proprietary information or materials; and

     o   development of similar software or applications by our competitors.

     We cannot assure you that these strategies will be adequate to deter misappropriation of our proprietary information and material. If any of these risks materialize, we could be required to pay significant amounts to defend our rights or pay damages, and our managerial resources could be diverted.

   OTHER PARTIES MAY CLAIM THAT WE HAVE INFRINGED UPON THEIR INTELLECTUAL PROPERTY RIGHTS, RESULTING IN SUBSTANTIAL COSTS TO US AND A DIVERSION OF OUR RESOURCES.

     It is possible that third parties, including our clients, may claim we are infringing upon their intellectual property rights. While we believe that currently there is no basis for such a claim, we cannot assure you that an infringement claim will not be brought against us in the future. The material and adverse consequences of a successful infringement claim against us are as follows:

     o   liability for litigation costs and damages;

     o we may be enjoined from using specific intellectual property in the future;

     o we may incur costs for licensing specific intellectual property from others;

     o we may incur significant costs associated with the development of non-infringing alternatives; and

     o we may have to indemnify clients with respect to losses as a result of our infringement of the intellectual property.

     Even if we are successful in defending against an infringement claim, we may incur substantial costs defending ourselves. Additionally, these claims could divert needed resources, management's attention and could harm our reputation.

   WE MAY BE SUBJECT TO LEGAL LIABILITY TO OUR CLIENTS.

     Many of our engagements involve the development and implementation of Internet services that are important to our clients' businesses. Our failure or inability to meet a client's expectations in the performance of services could injure our business reputation or result in a claim for substantial damages against us regardless of our responsibility for such failure. In addition, the services we provide for our clients may include confidential or proprietary client information. Although we have implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim against us for substantial damages. Our contractual provisions attempting to limit such damages may not be enforceable in all instances or may otherwise fail to protect us from liability for damages.

   OUR BUSINESS IS SUBJECT TO GENERAL ECONOMIC CONDITIONS. ECONOMIC DOWNTURNS COULD HAVE AN ADVERSE IMPACT ON THE DEMAND FOR OUR SERVICES.

     Our revenues and results of operations will be subject to fluctuations based upon the general economic conditions in the United States and, to a lesser extent, abroad. General economic downturns or a recession in the United States could cause our customers and potential customers to substantially reduce their budgets for, or delay implementation of, Internet-focused business solutions. A deterioration in existing economic conditions could therefore materially and adversely affect our financial condition, operating results and business. Our operating results and financial condition may also be adversely affected by difficulties we may encounter in collecting our accounts receivable and maintaining our profit margins during an economic downturn.

   GOVERNMENTAL REGULATION OF THE INTERNET COULD IMPACT OUR OPERATIONS.

     Currently, we are not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally. Few laws or regulations are directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet, including the possible levying of tax on e-commerce transactions. Importantly, the current moratorium on certain Internet taxes expires in October 2001. If this moratorium is not extended, e-commerce businesses could be faced with an array of state and local taxes. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business.

   APOLLO BENEFICIALLY OWNS A LARGE PERCENTAGE OF OUR VOTING STOCK.

     Assuming that all currently outstanding shares of our Series A convertible preferred stock are converted and all Series 1-A and Series 2-A warrants are exercised, affiliates of Apollo would own approximately 37% of our outstanding common stock. Additionally, Apollo's ownership interest in our company may increase upon its conversion of additional shares of Series A convertible preferred stock or its exercise of additional Series 1-A warrants received as in-kind dividends on its shares of Series A convertible preferred stock. Apollo currently owns all of the 977,838 outstanding shares of our Series A convertible preferred stock. As long as Apollo owns at least 100,000 shares of these securities, we are precluded from taking various corporate actions and entering into various transactions, without Apollo's consent. These corporate actions and transactions are described in our proxy statement for the stockholders' meeting held on August 19, 1999. In addition, as long as Apollo owns at least 100,000 shares of our Series A convertible preferred stock, the holders of the Series A convertible preferred stock, voting as a separate class, have the right to elect two of the members of our board of directors and have certain approval rights with respect to additional members of our board of directors in the event that the size of our board of directors is increased.

     Because of Apollo's large percentage of ownership and its rights as the holder of Series A convertible preferred stock, Apollo may have significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of all or substantially all of our assets. In addition, the level of Apollo's ownership of our shares of common stock and these rights could have the effect of discouraging or impeding an unsolicited acquisition proposal.

   WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

     We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future.

   THE ISSUANCE OF PREFERRED STOCK OR ADDITIONAL COMMON STOCK MAY ADVERSELY AFFECT OUR STOCKHOLDERS.

     Our board has the authority to issue up to 10,000,000 shares of our preferred stock and to determine the terms, including voting rights, of those shares without any further vote or action by our stockholders. The voting and other rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Similarly, our board may issue additional shares of common stock without any further vote or action by stockholders, which would have the effect of diluting common stockholders. An issuance could occur in the context of another public or private offering of shares of common stock or preferred stock or in a situation where the common stock or preferred stock is used to acquire the assets or stock of another company. The issuance of common stock or preferred stock, while providing desirable flexibility in connection with possible acquisitions, investments and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control.

   ANTI-TAKEOVER PROVISIONS COULD MAKE A THIRD-PARTY ACQUISITION OF OUR COMPANY DIFFICULT.

     We are a Delaware corporation. The Delaware General Corporation Law contains provisions that could make it more difficult for a third party to acquire control of our company. In addition, we have a classified board of directors, with each board member serving a staggered three-year term. The existence of a classified board could make it more difficult for a third-party to acquire control of our company.

   SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

     The market price of our common stock could decline as a result of future sales of substantial amounts of our common stock, or the perception that such sales could occur. Furthermore, certain of our existing stockholders have the right to require us to register their shares, and the holders of our Series A convertible preferred stock and Series 1-A and 2-A warrants have the right to require us to register the shares of common stock underlying these securities, which may facilitate their sale of shares in the public market.

ITEM 2.  PROPERTIES

     We conduct our administrative and operations activities from 22 leased facilities totaling approximately 300,000 square feet, pursuant to leases expiring through 2008. These facilities are located in New York, New York; Dallas, Texas; Denver, Colorado; Los Angeles, California; Atlanta, Georgia; Detroit, Michigan; San Francisco, California; San Antonio, Texas; Irvine, California; Scottsdale, Arizona; Washington, D.C.; and London, England. We believe that our facilities are suitable for our current business needs. However, we routinely evaluate our facilities for adequacy and necessity in light of our plans for the future. We do not anticipate purchasing property in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any pending material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.


                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Our common stock trades on The Nasdaq National Market under the symbol "RRRR." Prior to February 15, 1996 our common stock was listed on The Nasdaq Small Cap Market. Based on quotations reported by Nasdaq, the range of high and low bids for our common stock for the two most recent fiscal years is as follows:


                                                                       2000
                                                                       ----
                                                   4th Qtr      3rd Qtr      2nd Qtr  1st Qtr
                                                   -------      -------      -------  -------
High Bid:.....................................     $7 5/8       $17 7/8      $44 7/8  $94 3/4
Low Bid:......................................      1 5/16       5 5/32       12 1/2   27


                                                                       1999
                                                                       ----
                                                   4th Qtr      3rd Qtr      2nd Qtr   1st Qtr
                                                   -------      -------      -------   -------
High Bid:.....................................     $44 1/16     $13 7/8      $20 1/8   $5 31/32
Low Bid:......................................       9 5/8        6 9/16       4 3/16   3 5/8

     The above quotations reported by Nasdaq represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations may not represent actual transactions. On March 6, 2001, the last reported sale price for our common stock was $2.00 per share.

     As of March 6, 2001, we had approximately 863 recordholders of our common stock. This number was derived from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. Holders of our common stock are entitled to share ratably in dividends, if and when declared by our board of directors.

     We have not paid a dividend on our common stock for the fiscal years ended December 31, 1999 and December 31, 2000, and it is unlikely that we will pay any dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements and financial condition, and general business conditions. Under the terms of the purchase agreement we entered into with the holders of our Series A convertible preferred stock, for so long as such holders beneficially own not less than 100,000 shares of Series A convertible preferred stock, we are prohibited from declaring or paying, and may not permit any of our subsidiaries to declare or pay, any dividend or make any other distribution in respect of any other shares of our capital stock without the prior written consent of such holders. In addition, future borrowings or issuances of preferred stock may prohibit or restrict our ability to pay or declare dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following historical selected financial data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from financial statements that have been audited by our independent accountants. There were no cash dividends paid to holders of our common stock in any of these years. The data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. The format of prior year data has been conformed to reflect the accounting for discontinued operations.


                                                                       Year Ended December 31,
                                                                       -----------------------
                                                    1996           1997          1998          1999          2000
                                                  ---------      ---------     ---------     ---------    ---------
                                                                   (In thousands except share data)
Statement of Operations Data:
Revenues                                            $--             $--         $4,688        $36,694      $110,149
Cost of revenues                                     --              --          3,610         19,650        66,100
                                                     --              --          -----         ------        ------

   Gross profit                                      --              --          1,078         17,044        44,049
                                                     --              --          -----         ------        ------

Expenses:
   Sales and marketing                               --              --            897          5,450        25,800
   General and administrative                     1,546           1,992          5,673         32,407        92,002
   Depreciation and amortization                     --              --         12,584         25,993        49,360
                                                     --              --         ------         ------        ------

     Total expenses                               1,546           1,992         19,154         63,850       167,162
                                                  -----           -----         ------         ------       -------

Loss from operations                             (1,546)         (1,992)       (18,076)       (46,806)     (123,113)
Interest income (expense), net                      686             493         (1,279)        (1,396)       10,248
Loss on investments in affiliates                    --              --             --         (1,468)      (11,103)
Other income (expense)                               --              --             --            200          (777)
                                                     --              --             --            ---         -----

Loss before taxes and discontinued
   operation                                       (860)         (1,499)       (19,355)       (49,470)     (124,745)
   Income tax expense                                --              --            355             --            --
                                                     --              --            ---             --            --

     Loss before discontinued operation            (860)         (1,499)       (19,710)       (49,470)     (124,745)
                                                   -----         -------       --------       --------     ---------

Discontinued operation:
   Loss from discontinued operation              (6,295)        (11,985)        (5,166)            --            --
   Gain on restructuring Engelhard/ICC               --              --         24,257             --            --
                                                     --              --         ------             --            --

     (Loss) income from discontinued
        operation                                (6,295)        (11,985)        19,091             --            --
                                                -------        --------         ------             --            --

Net loss                                         (7,155)        (13,484)          (619)       (49,470)     (124,745)
   Deemed dividend attributable to
     issuance of convertible preferred
     stock                                           --              --             --        (29,879)           --
   Cumulative dividends and accretion of
     convertible preferred stock to
     liquidation value                              (49)             --             --        (13,895)      (22,718)
                                                   ----              --             --       --------      --------

Net loss attributable to common
   stockholders                                 $(7,204)       $(13,484)         $(619)      $(93,244)    $(147,463)
                                                ========       =========         ======      =========    ==========


Basic and diluted (loss) earnings per share:
   Continuing operations.                       $(0.04)         $(0.07)         $(0.78)        $(2.55)       $(2.76)
   Discontinued operation                        (0.31)          (0.56)           0.76             --            --
                                                 ------          ------           ----             --            --

Net loss per share                              $(0.35)         $(0.63)         $(0.02)        $(2.55)       $(2.76)
                                                =======         =======         =======        =======       =======


Basic weighted average common shares
   outstanding                               20,332,952      21,339,635      25,282,002    36,625,457     53,488,951
                                             ==========      ==========      ==========    ==========     ==========



                                                                        December 31,
                                                                 ------------------------
                                                                       (in thousands)

                                                     1996          1997        1998        1999        2000
                                                   ---------     ---------   ---------   ---------   ---------

Balance Sheet Data:
Cash, cash equivalents, and short-term
     investments                                     $9,641       $1,257        $918      $28,540    $157,483
Investments in affiliates                                --           --          --       26,467      48,016
Total assets                                         12,251        4,522      44,743      160,423     321,168
Notes payable, less current portion                      --           --      10,592          997          --
Total liabilities                                     2,180        7,584      14,921       19,208      40,761
Series A convertible preferred stock                     --           --          --       36,224      47,621
Stockholders' equity (deficit)                       10,071       (3,062)     29,822      104,991     232,786


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

     o develops, manages and operates companies in selected Internet-focused market segments; and

     o selectively invests in companies in which we have previously taken strategic equity positions or that we believe possess superior business models and are strategic to our business.

     Our end-to-end Internet professional services offering encompasses a wide range of the Internet services spectrum, ranging from strategic and creative consulting to applications development, implementation and hosting. We assist in shaping our clients' strategy and adapt Internet technologies to deliver the best possible solutions for our clients. Our customers include companies in the retail/manufacturing, finance/banking, hospitality/travel, media/entertainment and communications/utilities industries. Our customers include Corporate Express, Cablevision, Furniture Brands, Forbes, Wyndham International, General Mills, Fox, Paramount, Microsoft, Epson, Interstate Batteries, and Ritz Carlton.

     In the past year, we have also internally developed, managed and operated companies in selected Internet-focused market segments. During that time, we have provided our incubator companies with a comprehensive suite of strategic and infrastructure services as well as financial support. These services included Internet services and financial, legal and accounting advisory services. We believe that by providing these services we have enabled our incubator companies to focus on their core competencies and accelerate the time-to-market of their products and services.

     In addition, we have made minority investments in independently managed companies that we believe possess superior business models. We have co-invested in these companies with well-known financial and industry partners such as Brentwood Associates, Compaq Computer Corp., Constellation Ventures, GE Capital Corp., Hicks, Muse, Tate & Furst, Mayfield Partners and Omnicom. In certain instances, we have selectively continued to invest in these companies and seek to invest limited amounts of capital in other companies that we believe possess sound business models and are strategic to our business. The carrying value of our investment in these businesses at December 31, 2000 amounted to $59.7 million of which $48.0 million is reflected in our balance sheet as "investments in affiliates" and $11.7 million is included in "goodwill and intangibles, net" for our incubators that are accounted for as consolidated subsidiaries.

     Our operating results are primarily driven by the Internet services business. We evaluate the performance of this business as a separate segment. Revenue and income (loss) before interest, taxes, depreciation and amortization are used to measure and evaluate our financial results and make relative comparisons to other entities that operate within the Internet services industry. Our Internet service business revenue, including revenue from services provided to our consolidated subsidiaries, increased to $121.0 million in 2000 from $36.9 million in 1999. This increase in revenue from the prior year was achieved primarily through organic growth. Loss before interest, taxes, depreciation and amortization decreased from $6.5 million to $4.7 million in 2000. Although our sequential revenue remained relatively consistent from the third quarter ended September 30, 2000, our earnings before interest, taxes, depreciation and amortization increased to $0.9 million for the fourth quarter ended December 31, 2000 from $0.2 million in the third quarter ended September 30, 2000.

     During the year ended December 31, 2000, we acquired two businesses, one of which is in our Internet services business, for an aggregate of 857,322 shares of our common stock, which were issued in private placements. Some of the shares issued in connection with these transactions are held in escrow as security for covenants contained in the respective merger agreements. Each of these transactions has been accounted for under the purchase method of accounting. The purchase prices, which totaled $16.5 million in stock, were allocated to net tangible assets, which consisted primarily of cash, accounts receivable, property and equipment, accounts payable and notes payable. Intangible assets, which consist primarily of goodwill, of $16.8 million resulting from these transactions are being amortized over a three-year period.

     Many of our Internet service contracts are currently on a fixed price basis, rather than a time and materials basis. We recognize revenues from fixed price contracts based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, we report for periods during which we are working on a project may not accurately reflect the final results of the project, and we would be required to make adjustments to such estimates in a subsequent period.

     Our Internet services clients generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a client may or may not engage us for further services once a project is completed. Establishment and development of relationships with additional companies and other corporate users of information technology and securing repeat engagements with existing clients are important components of our success.

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

     Prior to March 1999, our name was ICC Technologies, Inc. On April 15, 1998, ICC acquired Rare Medium, Inc., an Internet services business and shortly thereafter changed its name to Rare Medium Group, Inc. Following this acquisition, all non-Internet-related operations were divested and the chief executive officer of Rare Medium, Inc. became the chief executive officer of Rare Medium Group, Inc. As a result of these transactions, the results of operations of the non-Internet-related business for all periods have been accounted for as a discontinued operation. Accordingly, our discussion in the section entitled "Results of Operations" focuses on our Internet-related businesses, and operating results for 1998 are presented on a pro forma basis to give effect to these transactions, including the operating results of these Internet-related businesses for the three months ended March 31, 1998. The amounts shown for the years ended December 31, 1999 and 2000 include our operations as they are reported. For information related to the operations of the non-Internet-related businesses during the first, second and third quarters of 1998, refer to our Forms 10-Q filed for the applicable quarters.

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


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

     Revenue for the year ended December 31, 2000 increased to $110.1 million from $36.7 million for the year ended December 31, 1999, an increase of $73.4 million. This increase reflects increases in both the number and relative size of client engagements, which has been facilitated by increases in our billable employees substantially as a result of our aggressive hiring strategy during 1999 and the first half of 2000 and, to a lesser extent, acquisitions.Our incubator companies generated revenues totaling $7.8 million in the year ended December 31, 2000, compared to $1.6 million in the year ended December 31, 1999.

COST OF REVENUES

     Cost of revenues for the year ended December 31, 2000 increased to $66.1 million from $19.7 million for the year ended December 31, 1999, an increase of $46.4 million. This increase is due primarily to a substantial increase in additional personnel in our Internet services business. Cost of revenues as a percentage of revenue related to our Internet services business amounted to 49.8% for the year ended December 31, 2000. The increase in cost of revenues also reflects $5.9 million of costs related to our incubator businesses.

SALES AND MARKETING EXPENSE

     Sales and marketing expense for the year ended December 31, 2000 increased to $25.8 million from $5.5 million for the year ended December 31, 1999, an increase of $20.3 million. The increase is primarily the result of the implementation of a national marketing program to build the "Rare Medium" brand, marketing with respect to our incubator companies and an increase in our sales force. We do not expect sales and marketing expenses to increase at this same level going forward.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense for the year ended December 31, 2000 increased to $92.0 million from $32.4 million for the year ended December 31, 1999, an increase of $59.6 million. This increase is a result of the cost of infrastructure needed to support the growth in revenue and our continued expansion into new markets. The increase in general and administrative expense also relates to the costs associated with required resources with respect to our investment business.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense substantially consists of the amortization of intangible assets. Depreciation and amortization expense for the year ended December 31, 2000 increased to $49.4 million from $26.0 million for the year ended December 31, 1999, an increase of $23.4 million. This increase resulted primarily from our acquisitions during 1999.

INTEREST EXPENSE, NET

     Interest expense, net for the year ended December 31, 2000 is mainly compromised of the interest earned on the proceeds received from the sale of our common stock during the first quarter of 2000 as described below in "Liquidity and Capital Resources."

NET (LOSS) INCOME

     For the year ended December 31, 2000, we recorded a net loss of $124.7 million. Excluding $49.4 million in amortization and depreciation, the net loss was $75.3 million. The loss was primarily due to the factors described in "Cost of Revenues," "General and Administrative Expense" and "Sales and Marketing Expense."

     Included in net loss attributable to common shareholders of $147.4 million was $22.7 million of non-cash deemed dividends and accretion related to issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock, and to the accretion of the carrying amount of the Series A convertible preferred stock up to its face redemption amount over 13 years.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

                     Condensed Statements of Operations

                                                                       Year Ended
                                                                      December 31,
                                                                      ------------

                                                                     1998         1999
                                                                     ----         ----
                                                                  Unaudited      Actual
                                                                  Pro Forma
                                                                       (In thousands)
Revenues                                                            $5,830       $36,694
Cost of revenues                                                     4,489        19,650
                                                                     -----        ------

   Gross profit                                                      1,341        17,044
                                                                     -----        ------

Expenses:
   Sales and marketing                                                 897         5,450
   General and administrative                                        6,210        32,407
   Depreciation and amortization                                    12,627        25,993
                                                                    ------        ------

   Total expenses                                                   19,734        63,850
                                                                    ------        ------

Loss from operations                                               (18,393)      (46,806)
Interest expense, net                                               (1,383)       (1,396)
Loss on investments in affiliates                                       --        (1,468)
Other income                                                            --           200
                                                                        --           ---

Loss before taxes and discontinued operation                       (19,776)      (49,470)
                                                                  --------      --------

Income tax expense                                                     355            --
                                                                       ---            --

Loss before discontinued operation                                 (20,131)      (49,470)
Discontinued operation:
   Loss from discontinued operation                                 (5,166)           --
   Gain on restructuring of Englehard/ICC                           24,257            --
                                                                    ------            --

Income from discontinued operation                                  19,091            --
                                                                    ------            --

Net loss                                                            (1,040)      (49,470)
Deemed dividend attributable to issuance of
  convertible preferred stock                                           --       (29,879)
Cumulative dividends and accretion of convertible
  preferred stock to liquidation value                                  --       (13,895)
                                                                        --      --------

Net loss attributable to common stockholders                       $(1,040)     $(93,244)
                                                                  ========     =========


REVENUES

     Revenues for the year ended December 31, 1999 increased to $36.7 million from $5.8 million for the year ended December 31, 1998, an increase of $30.9 million. The increase reflected the increase in our billable employees as a result of acquisitions and aggressive hiring strategy, which facilitated increases in both the number and relative size of client engagements. All of the acquired Internet services businesses' operations were integrated into the existing operations of Rare Medium, Inc. Our incubator companies generated revenues totaling $1.6 million in 1999, their first year of operations.

COST OF REVENUES

     Cost of revenues for the year ended December 31, 1999 increased to $19.7 million from $4.5 million for the year ended December 31, 1998, an increase of $15.2 million. The increase was due primarily to a substantial increase in personnel added in our Internet services business. The increase in cost of revenues also reflected $1.0 million of costs related to our incubator businesses.

SALES AND MARKETING EXPENSE

     Sales and marketing expense for the year ended December 31, 1999 increased to $5.5 million from $0.9 million for the year ended December 31, 1998, an increase of $4.6 million. The increase was primarily the result of implementation of a national marketing program to build the "Rare Medium" brand and an advertising campaign for Rare Medium, Inc. during 1999.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense for the year ended December 31, 1999 increased to $32.4 million from $6.2 million for the year ended December 31, 1998, an increase of $26.2 million. The increase was due to our continued investment in building infrastructure to support our business plan. During 1999, we also hired a president and senior operations managers for our major offices in New York and Los Angeles for Rare Medium, Inc. and expanded into new markets in Toronto, Dallas, San Francisco, San Antonio, Detroit, Sydney, Houston and Atlanta. The increase in general and administrative expense also related to the costs associated with required resources to implement our venture/incubator strategy and the costs associated with generating the substantial revenue increase from 1998.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense substantially consists of the amortization of intangible assets. Depreciation and amortization expense for the year ended December 31, 1999 increased to $26.0 million from $12.6 million for the year ended December 31, 1998, an increase of $13.4 million. This increase resulted primarily from our acquisitions during 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     We had $157.5 million in cash, cash equivalents, and short-term investments at December 31, 2000. This amount is substantially a result of the proceeds received from (1) the issuance of 2,500,000 shares of our common stock on January 14, 2000, for gross proceeds of $70.1 million (net proceeds $65.7 million) in a private transaction to a group of mutual funds managed by Putnam Investments and Franklin Resources, Inc. and (2) the issuance of 3,000,000 shares of our common stock on March 29, 2000 for gross proceeds of $186.0 million (net proceeds of $175.2 million) in an underwritten public offering.

     Cash used in operating activities was $65.9 million for the year ended December 31, 2000 and resulted primarily from the net loss of $124.7 million, offset by non-cash charges of $56.0 million (which consists of depreciation, amortization, loss on investments in affiliates and investment in affiliates received for services rendered) and changes in working capital.

     Cash used in investing activities was $51.3 million, net of the $44.5 million invested in short-term investments, for the year ended December 31, 2000, which primarily consists of the purchase of businesses and venture investments of $27.8 million and capital expenditures of $24.5 million. Capital expenditures have generally been comprised of purchases of computer hardware and software, as well as leasehold improvements related to leased facilities, and are not expected to increase at the same level in future periods.

THE RARE MEDIUM NOTEHOLDERS

     During 1999, we issued 1,431,756 shares of common stock to certain noteholders in exchange for their beneficial interest in $8.5 million of the original principal amount of the Rare Medium Note. In 1999, we recognized approximately $1.4 million of non-cash interest expense related to the conversion to the extent the market value of the stock on the date of conversion exceeded the conversion price. As of December 31, 1999, as a result of these transactions, there is a remaining principal balance of $2.0 million payable under the Rare Medium Note, which bears interest payable semi-annually at the prime rate, and is due in two equal principal installments on April 15, 2000 and April 15, 2001. In February 2000, the remaining principal balance was converted into common stock at fair value.

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

     On August 22, 2000, the Company issued 12,709,499 shares of common stock to holders of the Company's Series 1-A Warrants as a result of a cashless exercise of all Series 1-A Warrants outstanding at that time. The effective exercise price at the time of exercise was $0.01 per share. The Company withheld 9,986 shares of common stock as payment of the aggregate exercise price.

ISSUANCE OF COMMON STOCK

     On January 14, 2000, we sold 2,500,000 shares of our common stock for gross proceeds of $70.1 million (net proceeds of $65.7 million) in a private transaction to a group of mutual funds managed by Putnam Investments and Franklin Resources, Inc., which we refer to in this report as the "private placement." On April 18, 2000, we filed a registration statement with the SEC to register the resale of such shares as required by the purchase agreement executed in connection with such private transaction.

     On March 29, 2000, we sold 3,000,000 shares of our common stock for gross proceeds of $186.0 million (net proceeds of $175.2 million) in a public offering underwritten by Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and FleetBoston Robertson Stephens, Inc.

YEAR 2000 ISSUE

     We and our subsidiaries have not experienced any material problems with network infrastructure, software, hardware and computer systems relating to the inability to recognize appropriate dates related to the Year 2000. We and our subsidiaries are also not aware of any material Year 2000 problems with customers, suppliers or vendors. Accordingly, we and our subsidiaries do not anticipate incurring future material expenses or experiencing any material operational disruptions as a result of Year 2000 issues.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133 to January 1, 2001. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133," which intended to simplify the accounting for derivative under SFAS No. 133 and is effective upon the adoption of SFAS No. 133. The adoption of SFAS No. 133 will not have a material effect on our results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB No. 101 during 2000 without a material effect on our results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" (FIN No. 44) which provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The implementation of FIN No. 44 did not have a material effect on our results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following is a list of certain documents filed as a part of this report:

         (1) Financial Statements of the Registrant.

               (i)   Report of Independent Auditors.

               (ii) Consolidated Balance Sheets as of December 31, 1999 and 2000.

               (iii) Consolidated Statements of Operations for the years
                     ended December 31, 1998, 1999 and 2000.

               (iv) Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000.

               (v) Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.

               (vi)  Notes to Consolidated Financial Statements.

               (vii) Schedule II--Valuations and Qualifying Accounts.

     All other schedules specified in Item 8 or Item 14(d) of Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

     (b) Reports on Form 8-K. There were no Current Reports on Form 8-K that were filed with the Securities and Exchange Commission during the quarterly period ending December 31, 2000.

     (c) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K.

Exhibit
Number        Description

  2.1      --   Master Agreement, dated November 17, 1997, by and among ICC
                Technologies, Inc., ICC Investment, L.P., ICC Desiccant
                Technologies, Inc., and Engelhard Corporation, Engelhard DT
                Inc. and Engelhard/ICC was filed as Exhibit "B" to ICC
                Technologies, Inc.'s Definitive Proxy Statement dated
                February 3, 1998, for the Special Meeting of Stockholders
                held on February 23, 1998, and is hereby incorporated
                herein by reference.
  2.2      --   Contribution Agreement, dated as of November 17, 1997, between
                Engelhard/ICC and Fresh Air Solutions, L.P. was filed as
                Exhibit "C" to ICC Technologies, Inc.'s Definitive Proxy
                Statement dated February 3, 1998, for the Special Meeting
                of the Stockholders held on February 23, 1998, and is
                hereby incorporated herein by reference.
  2.3      --   E/ICC Purchase and Sale Agreement, dated as of November 17,
                1997, by and among ICC Investment, L.P., ICC Desiccant
                Technologies, Inc. and Engelhard DT, Inc., was filed as
                Exhibit 10.24 to the Company's Annual Report on Form 10-K
                for the year ended December 31, 1997, and is hereby
                incorporated herein by reference.
  2.4      --   Merger Agreement and Plan of Reorganization, dated as of April
                8, 1998, by and among ICC Technologies, Inc., RareMedium
                Acquisition Corp., Rare Medium, Inc. and the Founding
                Stockholders named therein ("Rare Medium Merger Agreement")
                was filed as Exhibit 2.1 to the Company's Current Report on
                Form 8-K dated April 15, 1998 and is hereby incorporated
                herein by reference.
  2.5      --   Agreement and Plan of Merger, dated as of August 13, 1998, by and among ICC Technologies, Inc., Rare Medium, Inc., I/O
                360, Inc. and the I/O 360 Stockholders named therein was
                filed as Exhibit 2.1 to the Company's Current Report on
                Form 8-K dated August 13, 1998 and is hereby incorporated
                herein by reference.
  2.6      --   Agreement and Plan of Merger, dated as of August 13, 1998 by and among ICC Technologies, Inc., Rare Medium, Inc.,
                DigitalFacades Corporation and the DigitalFacades
                Stockholders named therein was filed as Exhibit 2.2 to the
                Company's Current Report on Form 8-K dated August 13, 1998 and is hereby incorporated herein by reference.
  2.7      --   Purchase and Sale Agreement Relating to Partnership Interests
                in Fresh Air Solutions, L.P. by and between ICC Desiccant
                Technologies, Inc. and Wilshap Investments, LLC dated as of
                October 14, 1998 was filed as Exhibit 2.1 to the Company's
                Current Report on Form 8-K dated October 14, 1998 and is
                hereby incorporated herein by reference.
  2.8      --   Agreement and Plan of Merger, dated as of November 12, 1999, by and among Changemusic.com, Inc., a Delaware corporation,
                College Media, Inc., a New York corporation, and CMJ.com,
                Inc., a Delaware corporation, which was filed as Exhibit
                2.1 to the Company's Current Report on Form 8-K dated
                November 24, 1999, and is hereby incorporated herein by
                reference.
  2.9      --   Stock Purchase Agreement, dated as of November 12, 1999, by and among College Media, Inc., a New York corporation,
                Robert Haber, Joanne Haber, Lee Haber, Diane Turofsky, and
                Rare Medium Group, Inc., which was filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 24,
                1999,and is hereby incorporated herein by reference.
  2.10     --   Securities  Purchase  Agreement, dated as of November 12,
                1999, between Rare Medium Group, Inc. and CMJ.com, Inc., a
                Delaware corporation, which was filed as Exhibit 2.3 to the
                Company's Current Report on Form 8-K dated November 24,
                1999, and is hereby incorporated herein by reference.
  3.1      --   Restated  Certificate  of  Incorporation  of Rare Medium
                Group, Inc., was filed as Exhibit 3.1 to the Company's Form
                10-K for the year ended December 31, 1999, and is hereby
                incorporated herein by reference.
  3.2      --   Amended and Restated  By-Laws of Rare Medium  Group, Inc.,
                was filed as Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1999, and is hereby incorporated
                herein by reference.
  10.1     --   Form of Secured Promissory Note of Rare Medium, Inc. ("Rare
                Medium Note") in the principal amount of $22 million issued in connection with the acquisition of Rare Medium, Inc.,
                which was filed as Exhibit C-1 to the Rare Medium Merger
                Agreement, which was filed as Exhibit 2.1 to the Company's
                Form 8-K dated April 15, 1998, and is hereby incorporated
                herein by reference.
  10.2     --   Form of Security Agreement between Rare Medium, Inc. and former stockholders of Rare Medium, Inc. in connection with the
                acquisition of Rare Medium, Inc., was filed as Exhibit D to the Rare Medium Merger Agreement, which was filed as
                Exhibit 2.1 to the Company's Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.
  10.3     --   Form of Stock Pledge Agreement between ICC Technologies, Inc.
                and the former stockholders of Rare Medium, Inc., in
                connection with the acquisition of Rare Medium, Inc., was
                filed as Exhibit E to the Rare Medium Merger Agreement,
                which was filed as Exhibit 2.1 to the Company's Form 8-K
                dated April 15, 1998, and is hereby incorporated herein by reference.
  10.4     --   Form of Non-Founder Agreement between the Company and certain former stockholders of Rare Medium, Inc. in connection with the acquisition of Rare Medium, Inc., was filed as Exhibit
                M to the Rare Medium Merger Agreement, which was filed as
                Exhibit 2.1 to the Company's Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.
  10.5     --   Form of Guaranty by ICC Technologies, Inc. of the Rare Medium
                Note, which was filed as Exhibit N to the Rare Medium
                Merger Agreement, which was filed as Exhibit 2.1 to the
                Company's Form 8-K dated April 15, 1998, and is hereby
                incorporated herein by reference.
  10.6     --   Employment Agreement between the Company and Glenn S. Meyers, dated April 14, 1998, which was filed as Exhibit 10.6 to
                the Company's Annual Report on Form 10-K for the year ended
                December 31, 1998, and is hereby incorporated herein by
                reference.
  10.7     --   Employment Agreement between the Company and John S. Gross, dated May 13, 1998, which was filed as Exhibit 10.7 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1998, and is hereby incorporated herein by
                reference.
  10.8     --   Lease dated September 12, 1997 between Forty Four Eighteen
                Joint Venture and Rare Medium, Inc. re: entire sixth floor,
                44-8 West 18th Street thru to 47-53 West 17th Street,
                Manhattan, New York, New York, which was filed as Exhibit
                10.8 to the Company's Annual Report on Form 10-K for the
                year ended December 31, 1998, and is hereby incorporated
                herein by reference.
  10.9     --   Lease dated February 11, 1998 by and between B & G Bailey
                Living Trust u/t/d March 25, 1975 and Steaven Jones and
                DigitalFacades Corporation re: 4081 Redwood Avenue, 1st
                Floor, Los Angeles, California, which was filed as Exhibit
                10.9 to the Company's Annual Report on Form 10-K for the
                year ended December 31, 1998, and is hereby incorporated
                herein by reference.
  10.10    --   The Company's Incentive Stock Option Plan, as amended, which was filed as Exhibit 4(g) to the Company's Registration
                Statement on Form S-8, No. 33-85636, filed on October 26,
                1994, and is hereby incorporated herein by reference.
  10.11    --   The  Company's  Nonqualified  Stock  Option Plan as amended and restated, which was filed as Exhibit C to the Company's
                Definitive Proxy Statement dated November 18, 1994, for
                Stockholders Meeting held December 15, 1994, and is hereby incorporated herein by reference.
  10.12    --   The Company's Equity Plan for Directors is hereby incorporated herein by reference from ICC's Definitive Proxy Statement
                dated November 18, 1994, for Stockholders Meeting held
                December 15, 1994.
  10.13    --   The  Company's  1998  Long-Term  Incentive  Plan  was  filed as Appendix I to the Company's Definitive Proxy Statement
                dated February 17, 1999, for the Stockholders Meeting held
                March 16, 1998, and is hereby incorporated herein by
                reference.
  10.14    --   Fresh Air Solutions,  L.P.  Limited  Partnership  Agreement,
                dated February, 1998, between ICC Desiccant Technologies,
                Inc., as the sole general partner and a limited partner,
                and Engelhard DT, Inc., a limited partner, which was filed as Exhibit 10.32 to the Company's Annual Report on Form
                10-K for the year ended December 31, 1997, and is hereby
                incorporated herein by reference.
  10.15    --   Admission  of  Partner/Amendment  of  Partnership  Agreement
                dated October 14, 1998 between ICC Desiccant Technologies,
                Inc., Wilshap Investments, L.L.C., Engelhard DT, Inc. and
                Fresh Air Solutions, L.P., which was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year
                ended December 31, 1998, and is hereby incorporated herein by reference.
  10.16    --   Form of  Exchange  Agreement,  dated as of  December  31,
                1998, by and between ICC Technologies, Inc. and each of
                certain beneficial holders of the Rare Medium, Inc.,
                Secured Promissory Note, dated April 15, 1998, which was
                filed as Exhibit 10.1 to the Company's Form 8-K dated
                December 31, 1998, and is hereby incorporated herein by
                reference.
  10.17    --   Securities  Purchase  Agreement,  dated as of  January  28,
                1999, by and among ICC Technologies, Inc. and Capital
                Ventures International ("CVI Securities Purchase
                Agreement") and Exhibits thereto, which were filed as
                Exhibit 10.1 to the Company's Form 8-K dated January 28,
                1999, and are hereby incorporated herein by reference.
  10.18    --   Form of Convertible  Term  Debenture,  dated as of January 28,
                1999, which was filed as Exhibit A to the CVI Securities
                Purchase Agreement, which was filed as Exhibit 10.1 to the
                Company's Form 8-K dated January 28, 1999, and is hereby
                incorporated herein by reference.
  10.19    --   Form of Stock Purchase  Warrant of ICC  Technologies,  Inc.,
                dated as of January 28, 1999, which was filed as Exhibit B to the CVI Securities Purchase Agreement, which was filed
                as Exhibit 10.1 to the Company's Form 8-K dated January 28,
                1999, and is hereby incorporated herein by reference.
  10.20    --   Form of  Registration  Rights  Agreement,  dated as of January
                28, 1999, which was filed as Exhibit C to the CVI
                Securities Purchase Agreement, which was filed as Exhibit
                10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.
  10.21    --   Agreement  and Plan of Merger,  dated as of March 5, 1999, among Rare Medium, Inc., ICC Technologies, Inc., Rare
                Medium Texas I, Inc., Big Hand, Inc., and The Stockholders
                of Big Hand, Inc., which was filed as Exhibit 10.21 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1998, and is hereby incorporated herein by
                reference.
  10.22    --   The Company's Amended and Restated Equity Plan for Directors,
                which was filed as Exhibit 10.22 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1998,
                and is hereby incorporated herein by reference.
  10.23    --   Employment Agreement between the Company and Suresh V. Mathews, dated January 29, 1999, which was filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1998, and is hereby incorporated herein by
                reference.
  10.24    --   Agreement and Plan of Merger, dated as of May 5, 1999, among
                Rare Medium Group, Inc., Rare Medium Atlanta, Inc.,
                Struthers Martin, Inc., and certain shareholders of
                Struthers Martin, Inc. named herein, which was filed as
                Exhibit 10 to the Company's Current Report on Form 8-K
                dated May 17, 1999, and is hereby incorporated herein by
                reference.
  10.25    --   Amended and Restated Securities Purchase Agreement, dated as of June 4, 1999, among Rare Medium Group, Inc., Apollo
                Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P.
                and AIF/RRRR LLC, which was filed as Exhibit 10.1 to the
                Company's Current Report on Form 8-K filed on June 21,
                1999, and is hereby incorporated herein by reference.
  10.26    --   Form of Series 1-A Warrant of Rare  Medium  Group, Inc., which was filed as Exhibit 4.3 to the Company's Current Report on
                Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.
  10.27    --   Form of Series 2-A Warrant of Rare Medium  Group, Inc., which was filed as Exhibit 4.5 to the Company's Current Report on
                Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.
  10.28    --   Pledge, Escrow and Disbursement Agreement, dated as of
                June 4, 1999, among Rare Medium Group, Inc., Apollo
                Investment Fund IV, L.P., and The Chase Manhattan Bank,
                which was filed as Exhibit 10.2 to the Company's Current
                Report on Form 8-K filed on June 21, 1999, and is hereby
                incorporated herein by reference.
  10.29    --   Unit Purchase Agreement  ated as of September 27, 1999 by and among Rare Atomic Pop, LLC, a Delaware limited liability
                company, New Valley Corporation, a Delaware corporation,
                and Ant 21 LLC, a Delaware limited liability company, which was filed as Exhibit 10 to the Company's Current Report on
                Form 8-K dated October 12, 1999, and is hereby incorporated herein by reference.
  10.30    --   Form of Purchase Agreement, dated January 14, 2000, between the Company and each of the purchasers in the private
                placement, which was filed as Exhibit 4.1 to the Company's
                Form S-3 filed on February 11, 2000, and is hereby
                incorporated herein by reference.
  10.31    --   Form  of  Stock  Option  Agreement, dated April 15, 1998, by and between ICC Technologies, Inc. and Glenn S. Meyers,
                which was filed as Exhibit 4(e) to the Company's Form S-8
                filed on April 23, 1999, and is hereby incorporated herein by reference.
  10.32    --   Employment Agreement between the Company and Jeffrey J. Kaplan, dated February 23, 2000, was filed as Exhibit 10.32 to the
                Company's Form 10-K for the year ended December 31, 1999,
                and is hereby incorporated herein by reference.
  10.33    --   The Company's Amended and Restated 1998 Long-Term Incentive
                Plan, which was filed as Exhibit 4(d) to the Company's Form
                S-8 filed on November 3, 2000, and is hereby incorporated
                herein by reference.
  21       --   Subsidiaries of the Company are Rare Medium, Inc., a New York
                corporation; Friedland Jacobs Communications, Inc., a
                California corporation; Carlyle Media Group Limited, a
                United Kingdom corporation; ChangeMusic Network, Inc., a
                Delaware corporation; liveuniverse.com Inc., a Delaware
                corporation; Notus Communications, Inc., a Georgia
                corporation; Regards.com, Inc., a New York corporation;
                Greetingland Network, Inc., a Delaware corporation; and
                ePrize, Inc., a Delaware corporation.
  23.1     --   Consent of KPMG LLP, Independent Auditors.
  23.2     --   Independent Auditors' Report on Schedule.
  27       --   Financial Data Schedule.


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 1999 and 2000
Consolidated Statements of Operations for the years ended
   December 31, 1998, 1999 and 2000
Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1999 and 2000
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
   for the years ended December 31, 1998, 1999 and 2000
Notes to Consolidated Financial Statements


                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Rare Medium Group, Inc.:

We have audited the accompanying consolidated balance sheets of Rare Medium Group, Inc. and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rare Medium Group, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

                                             /s/ KPMG LLP

New York, New York
February 14, 2001




                           RARE MEDIUM GROUP, INC
                        CONSOLIDATED BALANCE SHEETS
                         December 31, 1999 and 2000
                      (in thousands except share data)


                                                     1999           2000
                                                     ----           ----
              ASSETS

Current assets:
  Cash and cash equivalents                       $  28,540      $ 113,018
  Short-term investments                                 --         44,465
                                                  ---------      ---------
     Total cash, cash equivalents, and
     short-term investments                          28,540        157,483

  Accounts receivable, net of allowance for
    doubtful accounts of $545 and $3,241             12,601         23,629
  Work in process                                     3,171          7,426
  Prepaid expenses and other current assets           3,608          5,402
                                                  ---------      ---------

     Total current assets                            47,920        193,940

Property and equipment, net                          12,100         28,740
Investments in affiliates                            26,467         48,016
Goodwill and intangibles, net                        72,552         49,061
Other assets                                          1,384          1,411
                                                  ---------      ---------

     Total assets                                 $ 160,423      $ 321,168
                                                  =========      =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   7,097      $  10,740
  Accrued liabilities                                 5,759         16,746
  Deferred revenue                                    3,044          3,778
  Current portion of note payable--
    related parties                                     997             --
  Notes payable                                         579            130
                                                  ---------      ---------

     Total current liabilities                       17,476         31,394

Note payable--related parties                           997             --
Other noncurrent liabilities                            735          9,367
                                                  ---------      ---------

     Total liabilities                               19,208         40,761
                                                  ---------      ---------

Series A Convertible Preferred Stock, $.01
  par value, net of unamortized discount
  of $54,558 and $50,162                             36,224         47,621

Stockholders' equity:
  Preferred stock, $.01 par value
    Authorized 10,000,000 shares; issued
    907,820 shares as Series A Convertible
    Preferred Stock at December 31, 1999
    and 977,838 at December 31, 2000                     --             --
  Common stock, $.01 par value
    Authorized 200,000,000 shares; issued
    and outstanding 42,893,357 shares at
    December 31, 1999 and 63,676,074
    shares at December 31, 2000                         429            637
  Additional paid-in capital                        252,074        528,958
  Accumulated other comprehensive
    income (loss)                                       937         (1,127)
  Note receivable from shareholder                     (230)            --
  Accumulated deficit                              (148,048)      (295,511)
  Treasury stock, at cost, 66,227 shares               (171)          (171)
                                                  ---------      ---------

     Total stockholders' equity                     104,991        232,786
                                                  ---------      ---------

        Total liabilities and stockholders'
        equity                                    $ 160,423      $ 321,168
                                                  =========      =========

See accompanying notes to consolidated financial statements.




                          RARE MEDIUM GROUP, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Years Ended December 31, 1998, 1999 and 2000
                      (in thousands except share data)


                                                     1998              1999             2000
                                                     ----              ----             ----
Revenues                                         $      4,688     $     36,694     $    110,149
Cost of revenues                                        3,610           19,650           66,100
                                                 ------------     ------------     ------------

  Gross profit                                          1,078           17,044           44,049
                                                 ------------     ------------     ------------

Expenses:
  Sales and marketing                                     897            5,450           25,800
  General and administrative                            5,673           32,407           92,002
  Depreciation and amortization                        12,584           25,993           49,360
                                                 ------------     ------------     ------------

     Total expenses                                    19,154           63,850          167,162
                                                 ------------     ------------     ------------

Loss from operations                                  (18,076)         (46,806)        (123,113)
Interest (expense) income, net                         (1,279)          (1,396)          10,248
Loss on investments in affiliates                          --           (1,468)         (11,103)
Other income (expense)                                    --               200             (777)
                                                 ------------     ------------     ------------

Loss before taxes and discontinued
operation                                             (19,355)         (49,470)        (124,745)
  Income tax expense                                      355               --               --
                                                 ------------     ------------     ------------

     Loss before discontinued operation               (19,710)         (49,470)        (124,745)
                                                 ------------     ------------     ------------

Discontinued operation:
  Loss from discontinued operation                     (4,538)              --               --
  Gain on restructuring of Engelhard/ICC               24,257               --               --
  Loss on sale of FAS                                    (628)              --               --
                                                 ------------     ------------     ------------

  Income from discontinued operation                   19,091               --               --
                                                 ------------     ------------     ------------

Net loss                                                 (619)         (49,470)        (124,745)
  Deemed dividend attributable to issuance
    of convertible preferred stock                         --          (29,879)              --
  Cumulative dividends and accretion of
    convertible preferred stock to
    liquidation value                                      --          (13,895)         (22,718)
                                                 ------------     ------------     ------------

Net loss attributable to common stockholders     $       (619)    $    (93,244)    $   (147,463)
                                                 ============     ============     ============

Basic and diluted loss per share:
  Continuing operations                          $      (0.78)    $      (2.55)    $      (2.76)
  Discontinued operation                                 0.76             --               --
                                                 ------------     ------------     ------------

Net loss per share                               $      (0.02)    $      (2.55)    $      (2.76)
                                                 ============     ============     ============

Basic weighted average common shares
  outstanding                                      25,282,002       36,625,457       53,488,951
                                                 ============     ============     ============


See accompanying notes to consolidated financial statements.




                          RARE MEDIUM GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 1998, 1999 and 2000
                               (in thousands)


                                                        1998           1999            2000
                                                        ----           ----            ----
Cash flows from operating activities:
  Net loss                                          $    (619)      $ (49,470)      $(124,745)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Gain of restructuring of Engelhard                (24,257)             --              --
    Depreciation and amortization                      12,584          25,993          49,360
    Loss on investments in affiliates                     133           1,469          11,103
    Common stock and stock options issued
      for services rendered                               590              30              --
    Investments in affiliates received
      for services rendered                                --              --          (4,442)
    Loss on disposition of FAS                            628              --              --
    Interest expense paid in notes and stock            1,140           2,630              --
    Changes in assets and liabilities, net
      of acquisitions:
      Accounts receivable                                 423          (8,527)        (12,652)
      Work in process                                      --          (2,902)         (4,256)
      Prepaid expenses and other assets                   277          (1,624)         (2,804)
      Deferred revenue                                    309           1,383             734
      Accounts payable, accrued and other
        liabilities                                       109          (1,013)         21,836
                                                    ---------       ---------       ---------

         Net cash used in operating activities         (8,683)        (32,031)        (65,866)
                                                    ---------       ---------       ---------

Cash flows from investing activities:
  Cash paid for acquisitions, net of cash
    acquired, and acquisition costs                   (10,592)         (2,924)           (260)
  Cash paid for investments in affiliates                  --         (27,076)        (27,563)
  Purchases of property and equipment, net               (912)         (8,792)        (24,491)
  Purchase of short term investments, net                  --              --         (44,465)
  Cash received in connection with
    restructuring of Engelhard/ICC                     18,864              --              --
  (Issuance) repayment of note receivable                  --          (1,100)          1,000
  Net cash received in connection with sale
    of majority interest in FAS                           973              --              --
                                                    ---------       ---------       ---------

         Net cash provided by (used in)
         investing activities                           8,333         (39,892)        (95,779)
                                                    ---------       ---------       ---------

Cash flows from financing activities:
  Proceeds from issuance of convertible
    debenture                                              --           6,000              --
  Proceeds from issuance of convertible
    preferred stock, net of costs                          --          82,998              --
  Proceeds from issuance of common stock,
    net of costs                                           --              --         240,923
  Proceeds from issuance of common stock in
    connection with exercise of warrants and
    options                                               118          11,792           6,115
  Repayment of borrowings, net                           (108)         (1,245)           (915)
                                                    ---------       ---------       ---------

         Net cash provided by financing
         activities                                        10          99,545         246,123
                                                    ---------       ---------       ---------

Net (decrease) increase in cash and cash
  equivalents                                            (340)         27,622          84,478
Cash and cash equivalents, beginning of period          1,258             918          28,540
                                                    ---------       ---------       ---------

Cash and cash equivalents, end of period            $     918       $  28,540         113,018
                                                    =========       =========       =========

Supplemental disclosures of cash flow
  information:
  Interest paid                                     $     374       $     609       $      --
                                                    =========       =========       =========

  Income taxes paid                                 $      --       $     355       $      --
                                                    =========       =========       =========

See accompanying notes to consolidated financial statements.




                                                      RARE MEDIUM GROUP, INC.
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                               For the Years Ended December 31, 1998,
                                                           1999 and 2000
                                                  (in thousands except share data)


                                                         Accumulated                                          Total
                                               Common      Addi-       Other        Note                                 Stock-
                                                Stock      tional     Compre-     Receivable                Treasury     holders'
                                   Preferred  ($.01 par   Paid-In     hensive        From      Accumulated    Stock      Equity
                                     Stock      value)    Capital     Income       Officer        Deficit    at Cost    (Deficit)
                                   ---------  ---------   -------   -----------   ----------   -----------  --------    ---------
Balance, January 1, 1998              $--        $215     $ 51,309       $--       $(230)      $ (54,185)     $(171)     $ (3,062)
  Net loss                             --          --           --        --          --            (619)        --          (619)
  Issuance of 5,775,003
    shares of common stock
    for acquired businesses            --          58       19,988        --          --              --         --        20,046
  Issuance of 3,145,709
    shares of common stock
    for conversion of debt
    and accrued interest               --          31       12,717        --          --              --         --        12,748
  Issuance of 55,800 shares
    of common stock through
    exercise of stock
    options and warrants               --           1          118        --          --              --         --           119
  Issuance of 200,000 shares
    of common stock and
    options for services
    rendered                           --           2          588        --          --              --         --           590
                                      ----       ----      -------   -------      ------       ---------     ------     ---------

Balance, December 31, 1998             --         307       84,720        --        (230)        (54,804)      (171)       29,822
  Comprehensive loss:
    Net loss                           --          --           --        --          --         (49,470)        --       (49,470)
    Other comprehensive income:
      Net unrealized gain
        arising during period          --          --           --       937          --              --         --           937
                                                                                                                        ---------
         Total comprehensive loss                                                                                         (48,533)
  Issuance of 4,977,923 shares of
    common stock in connection
    with acquired businesses           --          50       47,918        --          --              --         --        47,968
  Issuance of 3,054,362 shares of
    common stock for conversion
    of debt and accrued interest       --          30       17,109        --          --              --         --        17,139
  Issuance of 2,489 shares of
    common stock for services
    rendered                           --          --           30        --          --              --         --            30
  Issuance of 4,161,755 shares of
    common stock through exercise
    of stock options and warrants      --          42       11,750        --          --              --         --        11,792
  Value of warrants issued in
    connection with the Series A
    preferred stock                    --          --       53,118        --          --              --         --        53,118
  Intrinsic value of beneficial
    conversion feature of Series A
    preferred stock and pay-in-kind    --          --       37,429        --          --              --         --        37,429
  Deemed dividends and accretion
    of preferred stock                 --          --           --        --          --         (43,774)        --       (43,774)
                                      ----      -----     --------   -------      ------       ---------    -------     ---------

Balance, December 31, 1999             --         429      252,074       937        (230)       (148,048)      (171)     104,991
  Comprehensive loss:
    Net loss                           --          --           --        --          --        (124,745)        --      (124,745)
    Other comprehensive loss:
      Net unrealized loss arising
        during period                  --          --           --    (1,871)         --              --         --        (1,871)
      Net foreign exchange loss
       arising during period           --          --           --      (193)         --              --         --          (193)
                                                                                                                        ---------
         Total comprehensive loss                                                                                        (126,809)
  Issuance of 862,721 shares of
    common stock in connection
    with acquired businesses           --           9       16,730        --          --              --         --        16,739
  Issuance of 2,500,000 shares of
    common stock in private
    placement                          --          25       65,690        --          --              --         --        65,715
  Issuance of 3,000,000 shares of
    common stock in public
    offering                           --          30      175,178        --          --              --         --       175,208
  Issuance of 53,160 shares of
    common stock for conversion
    of debt                            --           1        1,993        --          --              --         --         1,994
  Issuance of 14,366,836 shares
    of common stock through
    exercise of stock options
    and warrants                       --         143        5,972        --          --              --         --         6,115
  Forgiveness of note receivable
    from shareholder                   --          --           --        --         230              --         --           230
  Intrinsic value of beneficial
    conversion feature of
    Series A preferred stock and
    pay-in-kind dividends              --          --       11,321        --          --              --         --        11,321
  Deemed dividends and accretion
    of preferred stock                 --          --           --        --          --         (22,718)        --       (22,718)
                                      ----      -----     --------   -------      ------       ---------    -------     ---------

Balance, December 31, 2000            $--        $637     $528,958   $(1,127)        $--       $(295,511)    $(171)     $ 232,786
                                      ====       ====     ========   =======      ======       =========    =======     =========


See accompanying notes to consolidated financial statements.





                          RARE MEDIUM GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Description of Business and Basis of Presentation

     Rare Medium Group, Inc. (the "Company") conducts its operations primarily through its subsidiaries, which are organized as two related lines of business: the Internet services business of Rare Medium, Inc. ("Rare Medium"), and the investment business. The Company is headquartered in New York with offices throughout the United States and England.

     Rare Medium, a wholly owned subsidiary of the Company, is a provider of Internet solutions, offering Fortune 1000 companies and others its services to develop e-commerce Internet strategies, improve business processes and develop marketing communications, branding strategies and interactive content using Internet-based technologies and solutions.

     The Company restructured its former climate control systems business in February 1998 and combined it with Rare Medium in April 1998. Since April 1998, the Company acquired a number of other Internet solutions companies. In October 1998, the Company disposed of its former climate control systems operations (see Note 2). In March 1999, the Company changed its name to "Rare Medium Group, Inc."

     Through its investment business, the Company develops, manages and operates companies in selected Internet-focused market segments.
Additionally, the Company makes selective venture investments by taking strategic equity positions in other companies.

     The 1999 and 2000 consolidated financial statements include the results of the Internet services business and the following majority owned incubator companies.

   ChangeMusic Network

     ChangeMusic Network (also know as CMJ.com, Inc.) has a combination of online and offline properties that deliver news, information, content and services to music consumers, artists and the music industry. The ChangeMusic Network also operates a business-to-business services group under the CMJ brand. The business-to-business division offers the music industry its CMJ New Music Report trade publications, one of the largest music industry conferences in the world, and a website through which subscribers can gain access to various exclusive data products. The Company acquired ChangeMusic Network in November 1999 and owns approximately 74% on a fully diluted basis.

   ePrize

     ePrize.net is an online sweepstakes, direct marketing and promotions company that offers end-to-end solutions for customer acquisition and retention. ePrize uses its patent-pending Pooled eDrawings to help clients attract new visitors to websites, increase retention and build long-term online customer relationships. ePrize.net professionals help clients design, administer and maintain successful online sweepstakes and other promotional online efforts. Clients of ePrize include Ameritech, the New York Times, CBS, Chase Bank, and Mercedes-Benz. The Company acquired ePrize.net in December 1999 and owns approximately 80% on a fully diluted basis.

   NoticeNow.com

     NoticeNow.com provides clients with private label unified messaging technology and solutions. Users of NoticeNow.com technology receive a personal, direct inward dial local telephone number. Users can keep this number for life, regardless of how many times they move. When someone calls the telephone number, they can leave a voicemail message or send a fax. The system will automatically detect whether the call is a voice or fax connection. The Company acquired NoticeNow.com in January 2000 and owns approximately 86% on a fully diluted basis.

     All intercompany accounts and transactions are eliminated in consolidation.




                          RARE MEDIUM GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Included in cash and cash equivalents is restricted cash amounting to $748,880 at December 31, 2000 (see Note 15).

      (c)Short-Term Investments

     The Company classifies investments in short-term debt securities as held to maturity. These investments are diversified among high credit quality securities in accordance with the Company's investment policy. The Company has both the intent and ability to hold these securities to maturity. The cost of these securities are adjusted for amortization of premiums and accretion of discounts to maturity over the contractual life of the security. Such amortization and accretion are included in interest income.

     (d) Property and Equipment

     The Company uses the straight-line method of depreciation. The estimated useful lives of property and equipment are as follows:
                                                                 Years
                                                                 -----
        Computer equipment and software......................    3 to 5

        Furniture and fixtures...............................    5 to 7

     Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter.

     (e) Goodwill and Intangibles

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, which is typically three years. The Company periodically assesses the recoverability of the cost of its goodwill based upon estimated future profitability of the related operating entities. The agreements pursuant to which the Company acquired certain companies (see Note 2) include provisions that could require the Company to issue additional shares if certain performance targets are met. The value of any such shares issued will be added to the goodwill related to such acquisition and amortized over the remainder of that goodwill's useful life. Accumulated amortization amounted to $36.5 million and $77.3 million at December 31, 1999 and 2000, respectively.

     Long-lived assets and certain identifiable intangibles, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.





                          RARE MEDIUM GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

      (f)Revenue Recognition

     Revenues from the Internet services business are recognized using the percentage-of-completion method for fixed price contracts and as time is incurred for time and materials contracts, provided the collection of the resulting receivable is reasonably assured. Unbilled receivables, representing time and costs incurred on projects in process in excess of amounts billed, are recorded as work in process in the accompanying balance sheets. Deferred revenue represent amounts billed in excess of costs incurred and are recorded as liabilities. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.

     Advertising revenues from CMJ publications are recognized at the time the related publications are sent to the subscriber or are available at newsstands. Subscription revenue is deferred and recognized as income over the subscription period. Revenue related to newsstand magazine sales are recognized at the time that the publications are available at the newsstands, net of estimated returns.

     Advertising revenues derived from the delivery of advertising impressions are recognized in the period the impressions are delivered, provided the collection of the resulting receivable is reasonably assured.

     (g) Investments in Affiliates

     The Company accounts for its investments in affiliates in which it owns less than 20% of the voting stock and does not possess significant influence over the operations of the investee, under the cost method of accounting. The Company accounts for those investments where the Company owns greater than 20% of the voting stock and possesses significant influence under the equity method.

     (h) Income Taxes

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

     (i) Stock Option Plans

     The Company accounts for its stock option plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123 (see Note
12).

     (j) Use of Estimates

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

     (k) Net Loss Per Share

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

     For the purposes of computing EPS from continuing operations, the Company had potentially dilutive common stock equivalents of 909,321, 6,380,103 and 5,846,723 for the years ended December 31, 1998, 1999 and 2000, respectively, made up of stock options. In addition, the Company had potentially dilutive common stock equivalents of 18,924,862 and 23,742,077 related to the Series A convertible preferred stock, Series 1-A and Series 2-A warrants and other common stock warrants for the years ended December 31, 1999 and 2000, respectively. These common stock equivalents were not included in the computation of earnings per common share because they were antidilutive on continuing operations for the periods presented.

     (l) Fair Value of Financial Instruments

     The fair value of cash and cash equivalents, short-term investments, accounts receivables and notes payable approximate book value. The fair value of long-term notes payable approximated market value based on the recent exchange offerings completed in 1998 and 1999 (see Note 8).

     (m) Concentration of Credit Risk, Major Customers and Geographic
Information

     Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivables. Cash and cash equivalents and short-term investments consist of deposits, money market funds, and commercial paper placed with various high credit quality financial institutions.

     Concentration of credit risk with respect to receivables is limited due to the geographically diverse customer base. The Company routinely assesses the financial strength of its customers and does not require collateral or other security to support customer receivables. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts. There are two customers whose individual balance accounts for more than 10% of the net receivable balance at December 31, 2000. Combined, these two customers accounted for approximately 31% of net receivables at December 31, 2000.

     The Company generates revenue principally from customers located in North America, many of which are large multi-national organizations. No customer accounted for more than 10% of revenues in 1998, 1999 or 2000.

     (n) Internal-Use Software

     The Company adopted the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") effective January 1, 1999. SOP 98-1 provides guidance for the capitalization of certain costs incurred in the development of internal-use software. In compliance with SOP 98-1, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal-use software. Certain costs, such as maintenance and training, are expensed as incurred. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations.




                          RARE MEDIUM GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (o) Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133 to January 1, 2001. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133," which intended to simplify the accounting for derivatives under SFAS No. 133 and is effective upon the adoption of SFAS No. 133. The adoption of SFAS No. 133 will not have a material impact on the Company's results of operations.

     In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB No. 101 during 2000 without a material effect on the Company's results of operations.

     In March 2000, the Financial Accounting Standards Board issued FIN No. 44, "Accounting For Certain Transactions Involving Stock Compensation." FIN No. 44 provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The implementation of FIN No. 44 did not have a material effect on the Company's results of operations.

     (p) Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

(2)  BUSINESS TRANSACTIONS

     (a) Acquisitions

     In April 1998, the Company acquired all of the issued and outstanding shares of capital stock of Rare Medium. As consideration for the purchase of Rare Medium, the Company issued 4,269,000 shares of Common Stock valued at approximately $14.0 million, paid $10.0 million in cash and issued a secured promissory note in the principal amount of $22.2 million (see Note
8). The Company has accounted for this transaction under the purchase method of accounting. The aggregate purchase price, including acquisition costs, exceeded the fair value of Rare Medium's net assets by $45.7 million. This amount has been allocated to goodwill and is being amortized using the straight line method over three years. Included in the accompanying statements of operations are the results of Rare Medium since the date of acquisition.

     In addition to the acquisition of Rare Medium, during 1998, 1999, and 2000, the Company acquired 100% of the following Internet services businesses. The Company has accounted for these transactions under the purchase method of accounting. The portion of the aggregate purchase prices, including acquisition costs, that exceeded the fair value of the net assets acquired has been allocated to goodwill and is being amortized using the straight line method over three years. The results of operations for these acquisitions have been included in the accompanying statements of operations since the respective dates of acquisition.




                          RARE MEDIUM GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(2)  BUSINESS TRANSACTIONS--(CONTINUED)

                                          DATE OF             NUMBER OF       PURCHASE         GROSS
         ACQUISITION                     ACQUISITION        SHARES ISSUED       PRICE        GOODWILL
         -----------                     -----------        -------------     --------       --------
                                                                                   (IN THOUSANDS)
1998
I/O 360                                   August 1998          786,559          $3,000        $3,097
Digital Facades                           August 1998          719,144          $3,000        $3,121

1999
Hype!, Inc.                               March 1999           270,992          $1,219        $1,102
FS3, Inc.                                 April 1999           768,975          $3,460        $3,496
Big Hand, Inc.                            April 1999         1,460,603          $6,573        $6,447
Struthers Martin, Inc.                    May 1999             406,092          $6,000        $4,518
Globallink Communications, Inc.           June 1999            445,470          $5,511        $5,634
Fire Engine Red, Inc.                     July 1999            333,333          $4,000        $4,088
Atension, Inc.                            August 1999          160,450          $1,415        $1,432
Evit Caretni Interactive, Inc.            December 1999        256,824          $8,328        $9,053
Carlyle Media Group Limited               December 1999         60,153          $2,230        $3,639

2000
Friedland Jacobs Communications, Inc.     June 2000            800,745         $14,794       $14,776


     In connection with certain acquisitions, the former shareholders have agreed to indemnify the Company for any losses resulting from a breach of, among other things, their respective representations, warranties and covenants. To secure the indemnification obligations of these shareholders thereunder, 600,430 shares of the Company's common stock delivered to these shareholders, included as part of the consideration, remain in escrow at December 31, 2000, and the liability of these shareholders under such indemnification obligations is expressly limited to the value of such shares held in escrow. During the year ended December 31, 2000, the Company issued 5,399 shares of its common stock as additional consideration for acquisitions made during 1999.

     In November 1999, the Company acquired 25% of the common shares, on a fully diluted basis, of College Media, Inc. ("CMJ"). Total consideration amounted to approximately $4.9 million representing $1.0 million in cash and 180,860 shares of the Company's common stock. At such time, the Company also agreed to merge its 96% owned subsidiary, Changemusic.com with CMJ to form ChangeMusic Network, Inc. (ChangeMusic). Additionally, the Company acquired 1,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share of ChangeMusic ("ChangeMusic Preferred Stock") and a warrant to purchase up to an additional 1,000 shares of ChangeMusic Preferred Stock at a price of $8,400 per share. The consideration price for the ChangeMusic Preferred Stock and warrant was $7.0 million in cash. As a result of the Company owning approximately 62% of the common stock outstanding of ChangeMusic, 74% assuming the conversion of the ChangeMusic Preferred Stock and exercise of the warrant, the statements of financial position and the results of operations (from November 1999), have been consolidated. Total goodwill resulting from these transactions representing
(a) the cash and common stock of the Company, (b) the contribution of the Company's interest in ChangeMusic and (c) the net liabilities of CMJ and acquisition costs, amounted to $10.1 million. The book value of the Company's interest in ChangeMusic and CMJ approximates the value of the Company's effective ownership in ChangeMusic. No amounts have been recorded with respect to minority interest receivable, as there is no future funding requirement by the minority interest shareholder. The Company has accounted for this transaction under the purchase method of accounting. Goodwill is being amortized using the straight-line method over three years.

     Pro Forma Financial Information (unaudited)

     The following unaudited pro forma information is presented as if the Company had completed the above 1999 and 2000 acquisitions as of January 1, 1999. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at those dates or of the future results of operations.


                          RARE MEDIUM GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(2)  BUSINESS TRANSACTIONS--(CONTINUED)

                                                  1999              2000
                                                  ----              ----
                                                     (in thousands)
Revenues                                        $ 59,097           $113,639
                                                ========           ========

Net loss                                        $(65,694)         $(126,407)
                                                =========         ==========

Net loss attributable to common
   stockholders--basic and diluted              $  (2.81)         $   (2.78)
                                                ========          =========

Also during 1999, the Company completed the acquisition of four other incubator companies. The combined consideration consisted of cash and 634,171 shares of common stock amounting to approximately $2.2 million and $5.4 million, respectively. The Company has accounted for these transactions under the purchase method of accounting. Amounts allocated to intangible assets including goodwill was approximately $8.2 million and are being amortized over three years. The results of these acquisitions have been included in the accompanying statements of operations since the respective dates of acquisition. The pro forma effects on the Company's statements of operations are not material.

In January 2000, the Company completed the acquisition of Notus Communication, Inc. ("Notus"), a privately held Internet communications company based in Atlanta that provides business to business Internet unified messaging technology solutions. In connection with this acquisition, the Company issued 56,577 shares of its common stock, valued at approximately $1.7 million, and an approximate 12% interest in its majority owned subsidiary iFace.com, Inc. The Company's effective ownership in Notus, which was renamed NoticeNow.com, Inc., is 85.5%. The Company has accounted for this transaction under the purchase method of accounting. The aggregate purchase price, including acquisition costs, exceeded the fair value of the net assets acquired by approximately $2.0 million. This amount has been allocated to goodwill and is being amortized using the straight-line method over three years. Included in the accompanying statements of operations are the results of NoticeNow.com since the date of acquisition. The pro forma effects on the Company's statements of operations are not material.

      (b) Disposal of Engelhard/ICC Partnership and Fresh Air Solutions

     Engelhard/ICC ("E/ICC"), a partnership between ICC and Engelhard Corporation ("Engelhard"), was formed in February 1994 to design, manufacture and sell desiccant climate control systems and desiccant and heat-exchange wheel components. ICC and Engelhard each owned a 50% interest in E/ICC. On February 27, 1998, ICC and Engelhard effected the restructuring of E/ICC by dividing E/ICC into two separate operating limited partnerships: Fresh Air Solutions L.P. ("FAS") to manufacture and market active climate control systems; and Engelhard Hexcore, L.P. to manufacture and market the heat exchange and desiccant coated wheel components. This transaction included the exchange by ICC and Engelhard of certain of their respective interests in each partnership and the payment by Engelhard to ICC of approximately $18.6 million. After the restructuring, the Company owned 90% of FAS and 20% of Engelhard Hexcore, L.P. and Engelhard owned 80% of Engelhard Hexcore, L.P. and 10% of FAS. The Company recognized a gain of approximately $24.3 million on this transaction, including approximately $7.0 million relating to the liabilities assumed by the acquirer.

     In October 1998, the Company sold its 1% general partnership and its 56% limited partnership interest in FAS for approximately $1.5 million of which $1.1 million was paid in cash and $375,000 by delivery of an unsecured promissory note. The Company incurred a loss of $627,587 on this transaction.

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




                          RARE MEDIUM GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(2)  BUSINESS TRANSACTIONS--(CONTINUED)

     As a result of these transactions, the Company has recorded the operating results, gain on restructuring, and loss on disposal of FAS as discontinued operations.

(3)  SEGMENT INFORMATION

     The Company's operations have been classified into two primary segments: the Internet services business and the investment business. Presented below is summarized financial information of the Company's continuing operations for each segment (in thousands):


                                                     1998          1999          2000
                                                     ----          ----          ----
Revenues:
   Internet services                                 $4,688       $36,870      $121,002
   Investment                                            --         1,554         7,825
   Internet services provided to investments             --        (1,730)      (18,678)
                                                         --       -------      --------
                                                     $4,688       $36,694      $110,149
                                                     ======       =======      ========

Loss before interest, taxes, depreciation
   and amortization:
   Internet services                                $(1,902)      $(6,545)      $(4,665)
   Investment and corporate                          (3,590)      (14,268)      (69,088)
                                                     -------      --------      --------

                                                    $(5,492)     $(20,813)     $(73,753)
                                                    ========     =========     =========

Loss before interest, taxes, depreciation
  and amortization                                  $(5,492)     $(20,813)     $(73,753)
Depreciation and amortization                       (12,584)      (25,993)      (49,360)
Interest income (expense), net                       (1,279)       (1,396)       10,248
Loss on investments in affiliates                        --        (1,468)      (11,103)
Other income (expense)                                 (355)          200          (777)
                                                       -----           ---       -------

   Loss before discontinued operation               (19,710)      (49,470)     (124,745)
Discontinued operation                               19,091            --            --
                                                     ------            --            --

      Net loss                                        $(619)     $(49,470)    $(124,745)
                                                     ======      =========    ==========

Total assets:
   Internet services                                $44,743       $31,047       $65,016
   Investment and corporate                              --       129,376       256,152
                                                         --       -------       -------

                                                    $44,743      $160,423      $321,168
                                                    =======      ========      ========


 (4) INVESTMENTS IN AFFILIATES

     The following is a summary of the carrying value of investments held at December 31 (in thousands):

                                        1999               2000
                                        ----               ----
         Cost investments              $20,876           $37,501
         Marketable securities           2,060             7,791
         Equity investments              3,531             2,724
                                         -----             -----

                                       $26,467           $48,016
                                       =======           =======





                          RARE MEDIUM GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(4)  INVESTMENTS IN AFFILIATES--(CONTINUED)

     The Company classifies its investments in marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The cost of marketable securities was less than fair value by $936,599 at December 31, 1999, and was greater than fair value by $933,940 at December 31, 2000.

     The Company recognized losses of approximately $1.1 million and $3.3 million for the years ended December 31, 1999 and 2000, respectively, representing its proportionate share of the losses of investee companies, for those investments carried under the equity method. The Company also recognized losses of $416,667 and approximately $2.4 million for the years ended December 31, 1999 and 2000, respectively, representing the amortization of the net excess of investment over its proportionate share of the affiliates net assets. Amortization is generally recorded on a straight-line basis over three years. Also, the Company recorded a loss of approximately $5.4 million during 2000 for the impairment of investments in affiliates. During 1999 and 2000, the Company recognized revenue totaling approximately $3.5 million and $11.9 million, respectively, for services provided to affiliates. Additionally, during 2000, affiliates issued securities valued at approximately $7.2 million to the Company as payment for approximately $2.8 million and $4.4 million of services performed in the years ended December 31, 1999 and 2000, respectively.

(5)  SHORT-TERM INVESTMENTS

     The following is a summary of the amortized cost, which approximates fair value, of securities held to maturity at December 31, 2000 (in thousands):

   U.S. corporate debt obligations                 $21,923
   Federal agencies obligations                     18,999
   Certificates of deposit (see Note 15)             3,543
                                                     -----

   Total short-term investments                    $44,465
                                                   =======

(6)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31 (in thousands):

                                                1999              2000
                                                ----              ----
   Computer equipment and software            $12,234           $30,168
   Furniture and fixtures                       2,259             4,937
   Leasehold improvements                       1,648             6,053
                                                -----             -----

                                               16,141            41,158
   Less accumulated depreciation
     and amortization                           4,041            12,418
                                                -----            ------

   Property and equipment, net                $12,100           $28,740
                                              =======           =======

(7)  ACCRUED LIABILITIES

     Accrued liabilities consists of the following at December 31 (in thousands):

                                              1999              2000
                                              ----              ----
Accrued liabilities:
   Accrued compensation                      $1,065            $4,015
   Accrued professional fees                  2,198             2,746
   Other accrued liabilities                  2,496             9,985
                                              -----             -----

   Total accrued liabilities                 $5,759           $16,746
                                             ======           =======





                          RARE MEDIUM GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(8)  NOTES PAYABLE - RELATED PARTIES

     In connection with the Company's acquisition of Rare Medium on April 15, 1998, a secured promissory note (the "Note") was issued to the former shareholders of Rare Medium in the original aggregate principal amount of $22.2 million. The principal amount of the Note was payable in two equal annual installments on the second and third anniversary of the date of issuance, interest accrued at the prime rate and was payable semi-annually in the form of cash or shares of the Company's common stock at the election of the Company subject to certain limitations. The first interest payment due on October 1, 1998 was satisfied by delivery of a combination of common stock of the Company and an unsecured promissory note of Rare Medium (the "Interest Note"). The Note and Interest Note were secured by all of the assets of Rare Medium. In addition, the Company had guaranteed the obligations of Rare Medium under the Note.

     In 1999 and 2000, the Company issued 1,431,756 shares and 53,160 shares, respectively, to certain Noteholders in exchange for their beneficial interest in approximately $8.4 million and $2.0 million, respectively, of the Note.

     In 1999, $1.5 million of non-cash interest expense was recognized related to this conversion to the extent the fair value of the stock on the date of conversion exceeded the conversion price. In February 2000, the remaining principal balance was converted into common stock at fair value.

(9)  STRATEGIC ALLIANCE

     In 2000, the Company entered into a strategic alliance agreement, as amended, with a software company (the "Partner") to assist in the development, delivery and training of the Company's LiveMarket e-commerce solutions built utilizing the Partner's technology. Rare CSP, Inc., d/b/a LiveMarket, Inc., a wholly owned subsidiary of the Company, develops and deploys solutions that facilitate and manage electronic transactions between businesses and enables businesses to establish their own trading network with other businesses or consumers. Under the terms of the alliance, the Partner will provide the Company with refundable advances of approximately $17.1 million, on an interest free basis, to be paid to the Company over the term of the two-year agreement. The amount and timing of the repayment of the advances may be adjusted based on LiveMarket's achievment of certain milestones in accordance with the terms of the agreement. The earliest repayment will be June 30, 2002 and the total repayments will not be greater than the cumulative amounts advanced. At December 31, 2000, $8.6 million payable under this agreement, representing the total amount advanced by the Partner, is included in non-current liabilities. The Company has not reflected any adjustments that may occur as a result of LiveMarket's achievement of milestones.

     The Partner will also make non-refundable advances of approximately $1.6 million to market the LiveMarket solutions and provide other services. At the time the Company incurs the related expenditure, these advances will be offset directly against the Company's expenses in the statement of operations. As of December 31, 2000, $1.3 million has been advanced, of which approximately $745,000 of unused advances is included in accrued liabilities on the accompanying balance sheet.

(10) SHAREHOLDERS' EQUITY

     Common Stock Transactions

     In 1999 and 2000, the Company issued 4,977,923 and 862,721 shares, respectively, of common stock as consideration for the purchase of Internet services business and incubator acquisitions. The fair value of the common stock was determined based on the average trading price of the Company's common stock at the time of the respective acquisitions.

     In 1998, 1999 and 2000, the Company issued 2,951,814 shares, 1,431,756 shares and 53,160 shares, respectively, of common stock to certain beneficial holders of the Note held by the former shareholders of Rare Medium in exchange for the principal amount of the Note and accrued interest. Additionally, 193,895 shares and 34,144 shares of common stock were issued with respect to the interest payment made in October 1998 and April 1999, respectively. In 1998, the fair value of the common stock was determined based on a value of the average trading price of the Company's common stock at that time. In 1999, $1.5 million of non-cash interest expense was recognized to the extent that the fair value of the stock on the date of conversion exceeded the conversion price.





                          RARE MEDIUM GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(10) SHAREHOLDERS' EQUITY--(CONTINUED)

     Pursuant to the terms of a Securities Purchase Agreement, dated as of January 28, 1999, the Company agreed to sell, in two tranches, 8% Convertible Term Debentures of the Company in the aggregate principal amount of $6.0 million (the "Convertible Debentures") and five year warrants to purchase an aggregate of 693,642 shares of common stock at an exercise price of $5.27 per share, subject to reset (the "Warrants"). The first tranche of the transaction closed effective January 28, 1999, at which time the Company sold the Convertible Debentures in the aggregate principal amount of $3.5 million and Warrants to purchase 404,625 shares of common stock. In 1999, $1.1 million of non-cash interest expense was recognized representing the accretion of the discount resulting from the Convertible Debentures' beneficial conversion feature. On June 4, 1999, in association with the issuance of the redeemable preferred stock (see Note
11), the Company sold the remaining $2.5 million of Convertible Debentures and Warrants. The Convertible Debentures and Warrants were then immediately converted into 1,588,462 shares of common stock.

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

     On March 29, 2000, the Company sold 3,000,000 shares of its common stock for gross proceeds of $186.0 million (net proceeds of $175.2 million) in a public offering underwritten by Credit Suisse First Boston
Corporation, Deutsche Bank Securities, Inc. and FleetBoston Robertson Stephens, Inc.

     On August 22, 2000, the Company issued 12,709,499 shares of common stock to holders of the Company's Series 1-A Warrants as a result of a cashless exercise of all Series 1-A Warrants outstanding at that time. The effective exercise price at the time of exercise was $0.01 per share (see
Note 11). The Company withheld 9,986 shares of common stock as payment of the aggregate exercise price.

 (11)     REDEEMABLE PREFERRED STOCK

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

     The Series A Preferred Stock are subject to mandatory and optional redemption. On June 30, 2012, the Company will be required to redeem all Series A Preferred Stock plus any accrued and unpaid dividends. At the option of the Company, the Series A Preferred Stock can be redeemed after June 30, 2002 provided that the trading price of the Company's common stock for each of the preceding 30 trading days is greater than $12.00 per share, or after June 30, 2004 at a price of 103% of the face value of the Series A Preferred Stock plus any accrued and unpaid dividends. In the event of a change of control, as defined, at the option of the holders of the majority of the then outstanding shares of the Series A Preferred Stock, the Company is required to redeem all or any number of such holders' shares of Series A Preferred Stock plus any accrued and unpaid dividends. The Series A Preferred Stock are convertible into common stock at a conversion price of $7.00, subject to adjustment under certain anti-dilution provisions as defined.




                          RARE MEDIUM GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(11)  REDEEMABLE PREFERRED STOCK--(CONTINUED)

     The preferred cumulative quarterly dividends are based on a rate of 7.5% per annum for the first three years and 4.65% thereafter. For the first three years, dividends are payable in additional shares of Series A securities. During the next two years, at the option of the holder, dividends are payable in additional shares of Series A securities or in cash. Dividends paid thereafter are payable in cash.

     Each Series 1-A warrant is exercisable for 13.5 shares of Company common stock and each Series 2-A warrant is exercisable for one share of Company common stock. The Series 1-A and Series 2-A warrants are exercisable at any time and expire ten years from the date issued. The exercise price of the Series 1-A warrants is dependent on the trading price of the Company's common stock. The exercise price ranges from $0.01, if the trading price is equal to or greater than $7.00, to $4.20 if the trading price is equal to or less than $4.00; the exercise price of the Series 2-A warrants is $7.00. These exercise prices are subject to adjustment under certain anti-dilution provisions as defined. The holders of the Series 1-A and Series 2-A warrants have the option to pay the exercise price of the warrant in cash, Company common stock previously held, or instructing the Company to withhold a number of Company shares with an aggregate fair value equal to the aggregate exercise price.

     As of December 31, 2000, assuming that affiliates of Apollo convert all their shares of Series A convertible preferred stock and exercise all their Series 1-A and Series 2-A warrants, they would own approximately 37% of our outstanding common stock.

     The Company ascribed value to the Series A securities based on their relative fair value. As such, $29.9 million has been allocated to Series A Preferred Stock and the remaining $57.1 million has been allocated to the related Series 1-A and Series 2-A warrants. This transaction has been accounted for in accordance with FASB Emerging Issues Task Force (EITF) 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features." As a result of the holders' ability to convert immediately, $29.9 million has been reflected as a dividend in determining the net loss attributable to common stockholders. Additional dividends have been recorded, representing the accrual of the annual 7.5% pay-in-kind dividend and the accretion of the carrying value up to the face redemption over 13 years.

(12) EMPLOYEE COMPENSATION PLANS

     The Company provides incentive and nonqualified stock option plans for directors, officers, and key employees of the Company and others. The Company has reserved a total of 28,600,000 shares of authorized common stock for issuance under the following plans: the Long Term Incentive Plan, Nonqualified Stock Option Plan and Equity Plan for Directors. The number of options to be granted and the option prices are determined by the Compensation Committee of the Board of Directors in accordance with the terms of the plans. Options generally expire five to ten years after the date of grant.

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

     The Stock Incentive Plan provides for the issuance of up to a maximum of 23,000,000 shares of common stock and is currently administered by the Compensation Committee of the Board of Directors. Under the Stock Incentive Plan, the option price of any ISO may not be less than the fair market value of a share of common stock on the date on which the option is granted. The option price of an NQSO may be less than the fair market value on the date the NQSO is granted if the Board of Directors so determines. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in section 422A of the Internal Revenue Code) unless the exercise price is at least 110% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Common stock subject to a restricted stock purchase or a bonus agreement is transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.




                          RARE MEDIUM GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(12) EMPLOYEE COMPENSATION PLANS--(CONTINUED)

     Under the Nonqualified Stock Option Plan, which provides for the issuance of up to 5,100,000 shares, the option price as determined by the Compensation Committee may be greater or less than the fair market value of the common stock as of the date of the grant, and the options are generally exercisable for three to five years subsequent to the grant date. The Nonqualified Stock Option Plan expired on July 18, 2000, and thereafter, no new options can be granted under the plan.

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

     The Board of Directors approved a plan that allows the Compensation Committee to incentivize employees by allocating to them up to 20% of any profit that might be realized when and if our investments in affiliates and incubator companies become liquid, as defined, subject to vesting and other requirements. Upon a liquidation event, as defined the Company will recognize a compensation charge for that portion of the profit on the investment that is allocated to the employees. The Company will have the right to pay such amount to the employees either in cash, shares of the Company's common stock, or a combination thereof.

     In August 2000, employee holders of stock options with exercise prices at or above $30.00 per share were allowed to exchange either all or 50% of their existing stock options for an agreement by the Company to issue new options. The Company's obligation to issue new stock options is contingent upon each participant's continued full-time employment with the Company.
The exercise price of the new options will be based on the fair market value of the underlying common stock on March 12, 2001, the date of issuance of the new options. As of December 31, 2000, the Company has an obligation to issue 1,665,000 million shares to employees who have elected to participate under this agreement. These transactions did not result in the recognition of compensation expense.

     The per share weighted average fair value of stock options granted during 1998, 1999 and 2000 was $1.96, $6.57 and $18.52, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate ranging from 4.5% to 5.6% in 1998, 4.7% to 6.5% in 1999 and 5.8% to 6.5% in 2000, (2) an
expected life of six years in 1998, and five years in 1999 and four years in 2000, (3) volatility of approximately 91.5% in 1998, 96.3% in 1999 and 139% in 2000, and (4) an annual dividend yield of 0% for all years.

     The Company applies the provisions of APB Opinion No. 25 in accounting for its Stock Incentive Plan and, accordingly, no cost has been recognized for its stock options in the financial statements since the exercise price was equal to or greater than the fair market value at the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands except share data):

                                    1998         1999            2000
                                    ----         ----            ----
Net loss:
   As Reported                     $  619       $49,470        $124,745
   Pro Forma                       $6,054       $63,927        $174,641

Net loss attributable to
   common stockholders:
   As Reported                     $ 0.02       $  2.55        $   2.76
   Pro Forma                       $ 0.24       $  2.94        $   3.69

     Pro forma net loss reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts because compensation cost is reflected over the various options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.




                          RARE MEDIUM GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(12) EMPLOYEE COMPENSATION PLANS--(CONTINUED)

     Stock option activity under the various option plans is shown below:

                                        Weighted
                                         Average             Number of
                                     Exercise Prices           Shares
                                     ---------------         ---------
Outstanding at January 1, 1998            $3.81               3,271,480
   Granted                                 2.63               6,255,785
   Forfeited                               5.02              (1,669,293)
   Exercised                               2.12                 (55,800)
                                                               --------

Outstanding at December 31, 1998           2.61               7,802,172
   Granted                                11.37               9,705,999
   Forfeited                               4.26                (597,324)
   Exercised                               2.89              (3,237,955)
                                                            -----------

Outstanding at December 31, 1999           8.80              13,672,892
   Granted                                26.35              11,699,549
   Forfeited                              30.90              (7,399,282)
   Exercised                               3.93              (1,581,666)
                                                            -----------

Outstanding at December 31, 2000          11.82              16,391,493
                                                             ==========

     The following table summarizes weighted-average option price information:

                                  Number         Weighted                          Number
                               Outstanding at     Average        Weighted       Exercisable at        Weighted
                                December 31,     Remaining       Average         December 31,         Average
Range of Exercise Prices          2000             Life        Exercise Price       2000          Exercise Price
------------------------          ----             ----        --------------       ----          --------------
    $1.02 - $4.77               3,654,168           5.1            $2.83           1,484,454            $2.52
    $5.00 - $8.25               4,002,175           4.7             6.51           1,168,941             6.42
    $8.56 - $14.69              3,362,305           4.5            11.18             789,274            11.17
    $14.75 - $21.06             4,096,177           4.7            18.52             321,120            16.98
    $23.31 - $68.50             1,276,668           4.4            34.41             137,511            30.18
                                ---------                                          ---------
                               16,391,493           4.7           $11.82           3,901,300            $7.60
                               ==========                                          =========

(13) INCOME TAXES

     The difference between the statutory federal income tax rate and the Company's effective tax rate for the years ended December 31, 1999 and 2000 is principally due to the Company incurring net operating losses for which no tax benefit was recorded and in 1998 alternative minimum taxes of $355,000.

     For Federal income tax purposes, the Company has unused net operating loss carryforwards ("NOL") of approximately $135.0 million expiring in 2008 through 2020, including $16.0 million of NOL relating to ChangeMusic (a separate return for tax purposes) and various foreign subsidiaries. As a result of various recent equity transactions, management believes the Company experienced an "ownership change" as defined by Section 382 of the Internal Revenue Code in 1999. Accordingly, the utilization of approximately $35.0 million of net operating loss carryforwards would be subject to an annual limitation in offsetting future taxable income.





                          RARE MEDIUM GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(13) INCOME TAXES--(CONTINUED)

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                    December 31
                                                    -----------
                                                 1999               2000
                                                 ----               ----
Net operating loss carryforwards              $  26,780         $  51,162
Alternative minimum tax carryforwards               355               355
Other assets                                        247             5,977
Other accrued expenses                              294             1,659
                                                    ---             -----

       Total gross deferred tax assets           27,676            59,153
Less valuation allowance                        (27,676)          (59,153)
                                              ---------         ---------

       Net deferred tax assets                $      --         $     --
                                              =========         ========

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

     Due to the Company's operating losses, there is uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. During 1999 and 2000, the valuation allowance increased by $14.9 million and $31.5 million, respectively. Of the total valuation allowance of $59.2 million, subsequently recognized tax benefits, if any, in the amount of $6.5 million will be applied directly to contributed capital. This amount relates to the tax effect of employee stock option deductions included in the Company's net operating loss carryforward.

 (14) RELATED PARTY TRANSACTIONS

     In July 1997, the Company loaned $230,467 to its then Chairman in connection with exercise of an option to acquire 82,753 shares of Common Stock. The loan was in the form of a full recourse note, which matured in five years. Such note bore interest equal to the prime rate, with such rate adjusted to the current prime rate at each anniversary date. The note was forgiven during 2000.

(15) COMMITMENTS AND CONTINGENCIES

     Leases

     The Company has non-cancelable leases, primarily related to the rental of its operations facilities. Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2000 (in thousands):

Year Ending December 31                             Amount

2001                                                 $6,719
2002                                                  6,323
2003                                                  5,910
2004                                                  5,504
2005                                                  4,243
Thereafter                                            4,666
                                                      -----

        Total minimum lease payments                $33,365
                                                    =======





                          RARE MEDIUM GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(15) COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     Total rent expense under operating leases amounted to $1.7 million and $7.1 million for 1999 and 2000, respectively. The Company is also holding funds in certificates of deposit which are maintained under agreements to assure future credit availability relating to these leases. As of December 31, 2000, these restricted funds amounted to $3.9 million of which $748,880 is included in cash and cash equivalents and $3.1 million is included in short-term investments.

     Employment Agreements

     The Company is a party to employment agreement with the Chief Executive Officer of the Company. The agreement term is from April 15, 1998 to April 15, 2003 and calls for a minimum base salary of $250,000 per year with annual increases of his base salary of not less than 4% per year. The minimum salary commitment for this agreement is $1.4 million. Additionally, this officer is entitled to incentive compensation equal to 2% of the Company's revenues for such year in excess of the revenues of the immediate preceding year. During 1999, the agreement was amended and restated to affect a ceiling of $150.0 million on revenues of the Company for determining the incentive compensation. In addition, the amended and restated agreement provides that, in the event gross revenues exceed such revenue ceiling, the Compensation Committee of the Board of Directors will establish an incentive program for this officer that will appropriately incentive him. Incentive compensation approximated $650,000 and $1.5 million, in 1999 and 2000, respectively. In 1998, this officer was granted options to acquire an aggregate of 2,000,000 shares of the Company's common stock at the exercise prices equal to $2.375 per share, the fair value at the time of the agreement, which options will become exercisable ratably on a monthly basis over a period of 60 months from the date of grant and expire ten years from the date of grant.

     Litigation

     From time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on the financial position or results of operations of the Company.
































                                               RARE MEDIUM GROUP
                                 Schedule II - Valuation and Qualifying Accounts


                                                         Additions     Additions
                                          Balance at    Charged to     Charged to
                                          Beginning     Costs and         Other                         Balance at
      Deductions - Descriptions            of Year       Expenses       Accounts        Deductions     End of Year

Reserves and allowances deducted
  asset accounts:

Allowances for uncollectible
 accounts receivable

Year ended December 31, 1998                     --             --       $82,445 (1)           --
Year ended December 31, 1999                $82,445       $544,747            --         $(82,445)       $544,747
Year ended December 31, 2000               $544,747     $2,830,960            --        $(134,225)     $3,241,482

Allowances for uncollectible
  notes receivable

Year ended December 31, 1998                     --             --       $375,000              --        $375,000
Year ended December 31, 1999               $375,000      $(200,000)            --              --        $175,000
Year ended December 31, 2000               $175,000             --             --       $(175,000)             --
------------------
(1)  Existing reserves for acquired companies
































































                                 SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RARE MEDIUM GROUP, INC.



Date: March 9, 2001                         By:/s/ GLENN S. MEYERS
                                                -------------------
                                             Name:  Glenn S. Meyers
                                             Title:  Chief Executive Officer


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



       SIGNATURE                         TITLE                    DATE

  /s/ GLENN S. MEYERS          Chairman of the Board and         March 9, 2001
  -------------------          Chief Executive Officer
    Glenn S. Meyers

  /s/ ANDREW D. AFRICK         Director                          March 9, 2001
  --------------------
    Andrew D. Africk

   /s/ MICHAEL GROSS           Director                          March 9, 2001
   -----------------
     Michael Gross

-------------------------      Director                          March 9, 2001
    Jeffrey Killeen

/s/ RICHARD T. LIEBHABER       Director                          March 9, 2001
------------------------
  Richard T. Liebhaber

   /s/ MARC J. ROWAN           Director                          March 9, 2001
   -----------------
     Marc J. Rowan

/s/ WILLIAM STASIOR
--------------------------     Director                          March 9, 2001
    William Stasior

  /s/ CRAIG C. CHESSER         Vice President and Treasurer      March 9, 2001
  --------------------         (Principal Financial Officer)
    Craig C. Chesser

/s/ MICHAEL A. HULTBERG        Vice President and Controller     March 9, 2001
-----------------------        (Principal Accounting Officer)
  Michael A. Hultberg