Form 10-K/A
period 2000-12-31
RARE MEDIUM GROUP INC
filed 2001-04-24
CIK 756502

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                           ----------------------

                                FORM 10-K/A

                              AMENDMENT NO. 1


(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                     OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________
        TO __________

                         COMMISSION FILE NUMBER: 0-13865
                                    ----------------------

                          RARE MEDIUM GROUP, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                DELAWARE                                     23-2368845
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

                          565 FIFTH AVENUE, 29TH FLOOR
                            NEW YORK, NEW YORK 10017
           (Address of principal executive offices including zip code)
                REGISTRANT'S FORMER NAME: ICC Technologies, Inc.
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 833-6940
                             ----------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

                             ----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x]
No []

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 18, 2001 was $65,199,813.12.

        The number of shares of Common Stock outstanding as of April 18,
2001 was 63,663,519.
-------------------------------------------------------------------------------


                              EXPLANATORY NOTE

        The purpose of this amendment is to amend and restate Part III of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2001 (the "Form 10-K"). The amended and restated items are as follows:

Item 10.   Directors and Executive Officers of the Registrant.
Item 11.   Executive Compensation.
Item 12.   Security Ownership of Certain Beneficial Owners and Management.
Item 13.   Certain Relationships and Related Transactions.
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

                                    PART III

          ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information concerning our directors and executive officers as of April 24, 2001:

NAME                                   AGE    POSITION


Glenn S. Meyers......................  39     Chairman and Chief Executive Officer
Suresh V. Mathews....................  46     President and Chief Operating Officer
Robert C. Lewis......................  36     Senior Vice President, General Counsel
                                                              and Secretary
Craig C. Chesser.....................  40     Vice President, Finance and Treasurer
Michael A. Hultberg..................  35     Vice President and Controller
Jeffrey M. Killeen...................  47     Director
William F. Stasior...................  60     Director
Andrew D. Africk.....................  34     Director
Michael S. Gross.....................  39     Director
Marc J. Rowan........................  38     Director

----------------------

Richard T. Liebhaber resigned as a director of the Company, effective as of April 2, 2001.

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

        Robert C. Lewis. Mr. Lewis has been the Vice President and General Counsel of the Company since May 1998 and Secretary of the Company since August 1998. Mr. Lewis was appointed the Company's Senior Vice President on July 26, 2000. Prior to joining the Company, Mr. Lewis was an associate at the law firm of Fried, Frank, Harris, Shriver & Jacobson from October 1992.

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

        Michael A. Hultberg. Mr. Hultberg has been Vice President and Controller of the Company since November 1999. From July 1988 to November 1999, Mr. Hultberg was employed by KPMG LLP, most recently as Senior Manager.


        Jeffrey M. Killeen. Jeffrey M. Killeen has been a director of the Company since October 1998. Mr. Killeen was the Chief Executive Officer of Forbes.com from August 1999 to March 2001. Prior to that, Mr. Killeen was the Chief Operating Officer of barnesandnoble.com, an e-commerce company, from January 1998 to March 1999. Before joining barnesandnoble.com, Mr. Killeen served as President and Chief Executive Officer of Pacific Bell Interactive Media from August 1994 to January 1998.

        William F. Stasior. Mr. Stasior has been a director of the Company since April 2000. Mr. Stasior was the Chairman and Chief Executive Officer of Booz Allen & Hamilton Inc., a management and technology consulting firm, from 1991 to 1999, and had served on the Board of Directors of Booz Allen since 1979. Since October 1999, Mr. Stasior has been the Senior Chairman of Booz Allen. Mr. Stasior also serves on the Board of Directors of OPNET, a software company that specializes in enhancing network performance for the Internet and other applications and Emerging Vision Inc., an optical retailer.

        Andrew D. Africk. Mr. Africk has been a member of the board of directors of the Company since June 1999. Mr. Africk is a partner of Apollo Advisors, L.P. (which, together with its affiliates, acts as the managing general partner of several private securities investment funds, including Apollo Investment Fund IV, L.P.) and of Lion Advisors, L.P. (a financial advisor to, and representative of institutional investors with respect to, securities investments). Mr. Africk is also a director of Encompass Services Corporation, as well as several private venture companies.

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

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2000, its officers, directors and greater-than-10% stockholders complied with all Section 16(a) filing requirements, with the exception of the late filing of an Initial Statement of Beneficial Ownership of Securities on Form 3 for William F. Stasior.

ITEM 11:  EXECUTIVE COMPENSATION

        The following Summary Compensation Table sets forth, for the three years ended December 31, 2000, the compensation for services in all capacities earned by the Company's Chief Executive Officer and its next most highly compensated executive officers.

                                            Summary Compensation Table

                                                                          Restricted  Securities
                                                                Other     Stock       Underlying   LTIP
                                                               Annual     Award(s)    Options/SARs Payouts    All Other
Name and Principal Position    Year     Salary      Bonus    Compensation    ($)          (#)        ($)     Compensation
---------------------------    ----     ------      -----    ------------    ---          ---        ---     ------------
Glenn S. Meyers                2000   $267,400     $1,469,090  $18,000(1)      --           --        --                --
   Chairman and                1999    257,192      2,157,889   17,600(1)      --           --        --                --
   Chief Executive Officer     1998    178,082         35,193   20,000(1)      --       2,000,000     --                --

Suresh V. Mathews              2000    233,308            --        --         --         250,000     --          $1,760(2)
   President and               1999    208,558            --        --         --       1,000,000     --           1,514(2)
   Chief Operating Officer

Craig C. Chesser               2000    133,961        40,000     6,000(1)      --          25,000     --           2,625(2)
   Vice President, Finance     1999    118,692        10,000     3,000(1)      --          32,500     --           2,500(2)
   and Treasurer               1998     43,846            --        --         --          17,500     --                --

Michael A. Hultberg            2000    145,000        40,000        --         --              --     --                 --
   Vice President and          1999     25,096            --        --         --          75,000     --                 --
   Controller

Jeffrey J. Kaplan              2000    227,492        65,000     16,978(1)     --              --     --           2,303(2)
   Former Executive Vice       1999     64,039            --      3,850(1)     --         350,000     --                 --
   President
   and Chief Financial
   Officer (3)

--------------

(1)  Represents non-accountable expense allowance.
(2)  Represents 401(k) employer matching contributions.
(3)  Mr. Kaplan resigned as Executive Vice President and Chief Financial Officer of the Company, effective as of
     February 14, 2001.

        The following table sets forth information concerning grants of stock options to purchase Common Stock during the year ended December 31, 2000 to the named executive officers.

                                        Option/SAR Grants in the Last Year

                                               Percent                          Potential Realizable
                                              of Total                          Value at Assumed
                                              Options/SARs                    Annual Rates of Stock
                                Number of      Granted                           Appreciation for
                                Securities       to       Exercise                  Option Term
                                Underlying    Employees   or Base
                              Options /SARs   in Fiscal   Price      Expiration
      Name                      Granted(1)      Year      ($/Share)  Date              5%     10%
                                ----------      -----     ---------  ----------        ---    ---
Glenn S. Meyers                       --         0.0%          N/A      N/A           N/A      N/A
Suresh V. Mathews                250,000(2)(3)   2.1%      $15.313    7/19/05     $1,057,640  $2,337,109
Craig C. Chesser                  25,000(4)      0.2%      $14.500    7/26/05        100,152     221,310
Michael A. Hultberg                   --         0.0%          N/A      N/A           N/A      N/A
Jeffrey J. Kaplan (5)                 --         0.0%          N/A      N/A           N/A      N/A

--------------

(1)  The number of shares of Common Stock covered by the options is subject to anti-dilution adjustments in the event of any stock dividend, stock split or combination of shares, recapitalization or other change in the Company's capital stock.
(2)  The vesting of the options is subject to acceleration in the event of a change in control of the
     Company, which means, generally, the consummation of any merger or consolidation involving the Company, any sale of substantially all of the Company's assets or other transaction or related transactions as a result of which a single person or several persons acting in concert own a majority of the shares of Common Stock or a lower percentage of Common Stock in certain cases (except for certain transactions that do not involve a change in the holders of a majority of the outstanding shares of Common Stock and the ownership of a majority of the outstanding shares of Common Stock by a single person).
(3)  These options were granted on July 19, 2000 at an exercise price of $15.313, the per share fair market vale of the Common Stock at that time.  The options have a term of five (5) years.  Options are exercisable in three (3) equal annual installments, with the first installment becoming exercisable on the one-year anniversary of the date of employment.
(4)  These options were granted on July 26, 2000 at an exercise price of $14.50, the per share fair market vale of the Common Stock at that time.  The options have a term of five (5) years.  Options are exercisable in three (3) equal annual installments, with the first installment becoming exercisable on the one-year anniversary of the date of employment.
(5)  Mr. Kaplan resigned as Executive Vice President and Chief Financial Officer of the Company, effective as of
     February 14, 2001.

        The following table sets forth information concerning the exercise of options to purchase shares of Common Stock by the named executive officers during the year ended December 31, 2000, as well as the number and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 2000.

                  Aggregated Option/SAR Exercises in the Last Year and Year-End Option/SAR Values

           Name
           -----                                                 Number of           Value of
                                 Number of                       Securities         Unexercised
                                 Securities                      Underlying         In-the-Money
                                 Underlying                   Options/SARs at     Options/SARs at
                                Options/SARs                   Fiscal Y/E (#)      Fiscal Y/E ($)
                                Acquired on      Value          Exercisable/        Exercisable/
                                Exercise (#)     Realized      Unexercisable       Unexercisable
                                -----------      --------      -------------       ---------------
Glenn S. Meyers                         --             --      466,666/933,334           0/0
Suresh V. Mathews                   19,569        $262,029   230,431/1,000,000           0/0
Craig C. Chesser                        --             --        33,334/25,000           0/0
Michael A. Hultberg                     --             --        25,000/50,000           0/0
Jeffrey J. Kaplan (1)                   --             --       87,500/262,500           0/0
-----------------------
(1)   Mr. Kaplan resigned as Executive Vice President and Chief Financial Officer of the Company, effective as of
      February 14, 2001.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

MEYERS EMPLOYMENT AGREEMENT

        In connection with the transactions consummated pursuant to the acquisition by the Company of Rare Medium, Inc., the Company entered into an Employment Agreement effective April 15, 1998 with Glenn S. Meyers (the "Meyers Employment Agreement"). Pursuant to the Meyers Employment Agreement, Mr. Meyers was engaged as the Chairman, President and Chief Executive Officer of the Company and Rare Medium, Inc. to serve for a term of five years, expiring April 15, 2003. Mr. Meyers receives an annual base salary of $250,000, with a minimum annual increase during the term of not less than 4% per annum. In addition to base compensation, Mr. Meyers is entitled to receive, for each calendar year during the term, incentive compensation equal to 2.0% of revenues derived from activities of Rare Medium, Inc. for such calendar year in excess of the revenues of Rare Medium, Inc. for the preceding year. Effective June 4, 1999, the Meyers Employment Agreement has been amended and restated to effect a ceiling of $150,000,000 on revenues of the Company for determining such annual incentive compensation payable to Mr. Meyers. In addition, the amended and restated agreement provides that, in the event gross revenues exceed such revenue ceiling, the Compensation Committee of the Board of Directors will, with such assistance as it will deem necessary, establish an incentive bonus program for Mr. Meyers based on objective and subjective factors to appropriately incentivize him. Such revised incentive bonus program shall be designed to allow Mr. Meyers to continue to receive increases in annual bonuses based on, and subject to, the targets and criteria established by the Compensation Committee, in amounts similar to the incentive bonuses previously received by Mr. Meyers. The Meyers Employment Agreement provides Mr. Meyers with a right to terminate his employment agreement upon a breach of such agreement or upon the occurrence of certain events constituting a "change in control" of the Company as defined therein. Upon such a "change in control," Mr. Meyers would be entitled to receive a lump sum payment from the Company which shall be equal to all salary and incentive compensation for the remaining term and the cash value of all benefits which would have been received by him for the remaining term. In addition, all of his unvested stock options shall immediately vest and become exercisable. The Meyers Employment Agreement also contains a covenant not to compete with the Company or any of its affiliates for the term of the agreement, plus one additional year. Concurrently with the execution of the Meyers Employment Agreement, the Company granted to Mr. Meyers options to acquire an aggregate of 2,000,000 shares of Common Stock at exercise prices equal to $2.375 per share (the fair market value at the time of issuance), which options become exercisable ratably on a monthly basis over a period of 60 months from the date of grant and expire ten years from the date of grant.

MATHEWS EMPLOYMENT AGREEMENT

        The Company entered into an Employment Agreement dated January 29, 1999 with Suresh V. Mathews (the "Mathews Employment Agreement"). Pursuant to the Mathews Employment Agreement, Mr. Mathews has been engaged as the President and Chief Operating Officer of Rare Medium, Inc. to serve for a term of four years. Mr. Mathews receives an annual base salary of $225,000, subject to annual increases at the discretion of the Company's Board of Directors. The Mathews Employment Agreement provides Mr. Mathews with a right to terminate the Mathews Employment Agreement upon the occurrence of certain events constituting a "change in control" of the Company as defined therein. Upon such a "change in control," Mr. Mathews would be entitled to receive all salary and incentive compensation for the remaining term, the cash value of all benefits which would have been received by him for the remaining term and the cash value of all unexercised stock options (whether or not vested) or the cashless exercise value thereof. In the event the Company discharges Mr. Mathews other than "for cause," Mr. Mathews would be entitled to receive his base salary for a period of twelve months following such discharge. The Mathews Employment Agreement also contains a covenant not to compete with the Company or any of its affiliates for the term of the agreement, plus one additional year. In connection with Mr. Mathews' employment with the Company, the Company granted to Mr. Mathews options to acquire an aggregate of 1,000,000 shares of Common Stock, at an exercise price equal to $5.11 per share (the fair market value at the time of issuance), which vest ratably over a four year period and expire ten years from the date of the grant. In the event the Company terminates Mr. Mathews' employment without cause, 50% of all unvested options will become immediately vested and exercisable, and all options will be exercisable through their initial expiration date. On April 26, 2000, the Board of Directors of the Company appointed Mr. Mathews President and Chief Operating Officer of the Company, in addition to his position at Rare Medium, Inc.

KAPLAN EMPLOYMENT AGREEMENT

        Mr. Kaplan resigned as Executive Vice President and Chief Financial Officer of the Company, effective as of February 14, 2001. The Company entered into an Employment Agreement dated September 21, 1999 with Jeffrey
J. Kaplan (the "Kaplan Employment Agreement"). Pursuant to the Kaplan Employment Agreement, Mr. Kaplan had been engaged as the Executive Vice President and Chief Financial Officer of the Company to serve for a term of four years. Pursuant to the Kaplan Employment Agreement, Mr. Kaplan received an annual base salary of $225,000, subject to annual increases at the discretion of the Company's Board of Directors. The Kaplan Employment Agreement was terminated on February 14, 2001, the effective date of Mr. Kaplan's resignation. The Kaplan Employment Agreement also contained a covenant not to compete with the Company or any of its affiliates for the term of the agreement, plus one additional year. In connection with Mr. Kaplan's employment with the Company, the Company granted to Mr. Kaplan options to acquire an aggregate of 350,000 shares of Common Stock, at an exercise price equal to $9.50 per share (the fair market value at the time of issuance), which vested ratably over a four year period and expire ten years from the date of the grant. As of February 14, 2001, Mr. Kaplan's vested options to acquire an aggregate of 87,500 shares of Common Stock remained outstanding and exercisable and all remaining unvested options held by Mr. Kaplan were terminated.


STOCK PLANS

        On November 29, 1999, the Company's Board of Directors approved an equity participation plan that allows the Compensation Committee to incentivize its employees by allocating to them up to 20% of any profit it might recognize when and if its investments in portfolio and incubator companies become liquid, subject to vesting and other requirements. The Company will have the right to pay such amount either in cash, in the Company's Common Stock or a combination thereof. No awards were allocated by the Compensation Committee under this plan in 1999. In 2000, the Compensation Committee allocated awards with respect to investments made in 1999. No additional awards are currently expected to be allocated under this plan in 2001. Depending on the structure of the awards under this plan, the Company maybe required to record compensation expense in accordance with generally accepted accounting principles.

        On May 6, 1998, the Board of Directors adopted the Company's 1998 Long-Term Incentive Plan (the "Plan"). The Plan was approved by the Company's Stockholders on March 16, 1999. The Plan provides for the granting of awards to directors (whether or not employees), executive officers, key employees and consultants and other service providers in the form of stock options, stock appreciation rights, restricted stock awards, deferred stock awards, bonus stock awards, dividend equivalents, and other types of stock based awards. The variety of awards authorized by the Plan is intended to give the Company flexibility to adapt the Company's compensation practices as the business environment in which it operates changes. The maximum aggregate number of shares of Common Stock that may be delivered for all purposes under the Plan is 23,000,000, subject to adjustment. The Plan is administered by the Compensation Committee of the Board of Directors. These options generally carry five-year terms and become exercisable cumulatively in three equal installments, with the first installment becoming exercisable on the one-year anniversary of each grantee's date of employment. In 2000, the Board of Directors amended and restated the Plan to: (i) increase the number of shares of Common Stock available for issuance under the Plan to 23,000,000; (ii) provide that no participant in the Plan may be granted options and stock appreciation rights ("SARs") that become exercisable in any one year for more than 700,000 shares of Common Stock and awards other than options and SARs that may be settled for the first time in any one year by delivery of more than 350,000 shares of Common Stock; and (iii) provide that all options and SARs will terminate no later than the tenth anniversary of the date of grant. These amendments to the Plan were ratified by the Company's Stockholders on June 15, 2000.

        The Company's Nonqualified Stock Plan ("NQSOP") for directors, officers and key employees of the Company expired on July 18, 2000. The Company did not make any grants of options under the NQSOP in 2000.

        In 1994, the Company adopted an Equity Plan for Directors (the "Equity Plan for Directors") pursuant to which non-employee directors of the Company received automatic option grants whose vesting was dependent on the market price of the Common Stock. On October 26, 1998, the Board of Directors amended and restated the Equity Plan for Directors to change the plan from a formula-based stock option plan as described above to a discretionary plan (the "Amended and Restated Equity Plan for Directors"), thereby providing more flexibility in determining incentive based stock option awards for non-employee directors of the Company. The Amended and Restated Equity Plan for Directors authorized 500,000 aggregate shares of Common Stock for the granting of such options under the plan, of which 108,000 were available for granting stock options as of December 31, 2000. The Company did not make any grants to directors under the Amended and Restated Equity Plan for Directors in 2000. Subsequent to November 1998, grants of stock options to directors have been made under the Company's Amended and Restated 1998 Long-Term Incentive Plan.

        See Item 13. "Certain Relationships and Related Transactions" for a discussion of certain agreements between the Company and certain directors of the Company.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


        The following table and notes thereto set forth certain information, as of April 17, 2001 (except as noted otherwise), regarding beneficial ownership of the shares of Common Stock of the Company by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's named executive officers under the Summary Compensation Table under the heading "Executive Compensation," (iii) each director and nominee for director, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the Stockholders listed possess sole voting and investment power with respect to the shares indicated as owned by them.

                                                                                     Number of Shares of
                                                                                         Common Stock
                                                                                     Beneficially Owned    Percentage
           Name and Address                               Position                           (1)            of Class
           ----------------                                                                  ---            --------
Glenn S. Meyers                          Chairman and Chief Executive Officer               666,666              1.0%  (2)
Suresh V. Mathews                        President and Chief Operating Officer              583,333                 *  (3)
Craig C. Chesser                         Vice President, Finance and Treasurer               50,000                 *  (4)
Michael A. Hultberg                      Vice President and Controller                       25,000                 *  (2)
Jeffrey J. Kaplan (5)                    Former Executive Vice President and Chief           87,500                 *  (6)
                                         Financial Officer
Jeffrey M. Killeen                       Director                                            50,000                 *  (2)
William Stasior                          Director                                            50,000                 *  (2)
Andrew D. Africk                         Director                                        39,982,019             44.0%  (7)
   c/o Rare Medium Group, Inc.
   565 Fifth Avenue, 29th Floor
   New York, New York 10017
Marc J. Rowan                            Director                                        39,982,019             44.0%  (8)
   c/o Rare Medium Group, Inc.
   565 Fifth Avenue, 29th Floor
   New York, New York 10017
Michael S. Gross                         Director                                        39,957,019             44.0%  (9)
   c/o Rare Medium Group, Inc.
   565 Fifth Avenue, 29th Floor
   New York, New York 10017
Apollo Investment Fund IV, L.P.                                                          39,932,019             43.9%  (10)
   Two Manhattanville Road
   Purchase, New York 10577
All executive officers, directors and                                                    41,664,518             45.0%  (11)
   nominees as a group (11 persons)

---------------------
*  Represents beneficial ownership of less than 1%.

(1)  Beneficial ownership has been determined pursuant to Rule 13d-3 under the Exchange Act.

(2)  Represents options to purchase shares of Common Stock that are exercisable within 60 days of April 17, 2001.

(3)  Includes options to purchase 563,764 shares of Common Stock that are exercisable within 60 days of April 17,
     2001.

(4)  Includes options to purchase 33,334 shares of Common Stock that are exercisable within 60 days of April 17,
     2001.

(5)  Mr. Kaplan resigned as Executive Vice President and Chief Financial Officer of the Company, effective as of February 14, 2001; his beneficial ownership is stated as of that date.

(6)  Represents shares of Common Stock that Mr. Kaplan can acquire pursuant to stock options that had vested through February 14, 2001.

(7)  Includes an aggregate of (i) 12,709,499 shares of Common Stock acquired through the exercise of Series 1-A warrants and (ii) 27,222,520 shares of Common Stock issuable to Apollo Investment Fund IV, L.P., Apollo
     Overseas Partners IV, L.P. and AIF IV/RRRR LLC (collectively, the "Apollo Stockholders") upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Africk is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Africk disclaims beneficial ownership of such shares. Includes options to purchase 50,000 shares of Common Stock that are exercisable within 60 days of April 17, 2001.

(8)  Includes an aggregate of (i) 12,709,499 shares of Common Stock acquired through the exercise of Series 1-A warrants and (ii) 27,222,520 shares of Common Stock issuable to the Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them.  Mr. Rowan is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders.  Mr. Rowan disclaims beneficial ownership of such shares. Includes options to purchase 50,000 shares of Common Stock that are exercisable within 60 days of April 17, 2001.

(9)  Includes an aggregate of (i) 12,709,499 shares of Common Stock acquired through the exercise of Series 1-A warrants and (ii) 27,222,520 shares of Common Stock issuable to the Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them.  Mr. Gross is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders.  Mr. Gross disclaims beneficial ownership of such shares.  Includes options to purchase 25,000 shares of Common Stock that are exercisable within 60 days of April 17, 2001.

(10) Represents the aggregate of (i) 12,709,499 shares of Common Stock acquired through the exercise of Series
     1-A warrants and (ii)  27,222,520 shares of Common Stock issuable upon the conversion of the aggregate of
     996,171 shares of the Company's Series A Preferred Stock and the exercise of an aggregate of 53,998 Series
     1-A warrants and 12,262,542 Series 2-A warrants held by the Apollo Stockholders.  Assuming conversion of all the Series A Preferred Stock and the exercise of all the Series 1-A warrants and Series 2-A warrants held by the Apollo Stockholders, such 39,932,019 shares of Common Stock would consist of 581,609 shares of Common
     Stock beneficially owned by Apollo Investment Fund IV, L.P., 640,071 shares of Common Stock beneficially owned by Apollo Overseas Partners IV, L.P. and 7,710,339 shares of Common Stock beneficially owned by AIF
     IV/RRRR LLC.  The holders of the Company's Series A Preferred Stock are only entitled to an aggregate of
     9,750,000 votes with respect to the Series A Preferred Stock as of April 17, 2001, or 9.79 votes per share of Series A Preferred Stock.  Messrs. Africk, Rowan and Gross, directors of the Company and associated with
     Apollo Advisors IV, L.P., disclaim beneficial ownership of the shares held by the Apollo Stockholders.

(11) Messrs. Africk, Rowan and Gross, directors of the Company and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of shares held by the Apollo Stockholders.  See footnote numbers 7, 8 and 9 above.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        From time to time the Company has provided, and may in the future provide, internet related professional advisory and consultative services in the ordinary course of business and on terms believed to be comparable to those obtainable by third parties to portfolio companies in which the Apollo Stockholders have an investment or in which they have considered investing. In addition, as of December 31, 2000, the Company had committed up to $2,806,000 to a special purpose investment vehicle and on terms coincident with those of the other investors therein, who were principals of Apollo Advisors IV, L.P., for the purpose of making securities investments.

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

3.2 Amended and Restated By-Laws of Rare Medium Group, Inc., which was filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is hereby incorporated herein by reference.

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

10.16 Form of Exchange Agreement, dated as of December 31, 1998, by and between ICC Technologies, Inc. and each of certain beneficial holders of the Rare Medium, Inc. Secured Promissory Note, dated April 15, 1998, which was filed as
               Exhibit 10.1 to the Company's Form 8-K dated December 31, 1998, and is hereby incorporated herein by reference.

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

10.33 The Company's Amended and Restated 1998 Long-Term Incentive Plan, which was filed as Exhibit 4(d) to the Company's Form S-8 filed on November 3, 2000, and is hereby incorporated herein by reference.

10.34          The Company's Equity Participation Plan.

21 Subsidiaries of the Company are Rare Medium, Inc., a New York corporation; Friedland Jacobs Communications, Inc., a California corporation; Carlyle Media Group Limited, a United Kingdom corporation; ChangeMusic Network, Inc., a Delaware corporation; Liveuniverse.com Inc., a Delaware corporation; Notice Communications, Inc., a Georgia corporation; Regards.com, Inc., a New York corporation; Greetingland Network, Inc., a Delaware corporation; and ePrize, Inc., a Michigan corporation.

23.1 Consent of KPMG LLP, Independent Accountants, which was filed as Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and is hereby incorporated herein by reference.

23.2           Independent Auditor's Report on Schedule, which was filed as
               Exhibit 23.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and is hereby incorporated herein by reference.

23.3           Consent of KPMG LLP, Independent Accountants.

27 Financial Data Schedule, which was filed as Exhibit 27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and is hereby incorporated herein by reference.



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


SIGNATURE                                 TITLE                                         DATE
---------                                 -----                                         ----


  /s/ Glenn S. Meyers            Chairman of the Board and                          April 24, 2001
---------------------------      Chief Executive Officer
      Glenn S. Meyers


  /s/ Andrew D. Africk           Director                                           April 24, 2001
_____________________________
      Andrew D. Africk


  /s/ Michael S. Gross           Director                                           April 24, 2001
_____________________________
      Michael S. Gross


  /s/ Jeffrey M. Killeen         Director                                           April 23, 2001
_____________________________
      Jeffrey M. Killeen


  /s/ Marc J. Rowan              Director                                           April 24, 2001
_____________________________
      Marc J. Rowan


  /s/ William F. Stasior         Director                                           April 22, 2001
_____________________________
      William F. Stasior


  /s/ Michael A. Hultberg        Vice President and Controller                      April 24, 2001
_____________________________    (Principal Accounting Officer)
      Michael A. Hultberg


  /s/ Craig C. Chesser           Vice President and Treasurer                       April 24, 2001
_____________________________    (Principal Financial Officer)
      Craig C. Chesser


                               EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION

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

3.2 Amended and Restated By-Laws of Rare Medium Group, Inc., which was filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is hereby incorporated herein by reference.

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

10.16 Form of Exchange Agreement, dated as of December 31, 1998, by and between ICC Technologies, Inc. and each of certain beneficial holders of the Rare Medium, Inc. Secured Promissory Note, dated April 15, 1998, which was filed as
               Exhibit 10.1 to the Company's Form 8-K dated December 31, 1998, and is hereby incorporated herein by reference.

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

10.33 The Company's Amended and Restated 1998 Long-Term Incentive Plan, which was filed as Exhibit 4(d) to the Company's Form S-8 filed on November 3, 2000, and is hereby incorporated herein by reference.

10.34          The Company's Equity Participation Plan.

21 Subsidiaries of the Company are Rare Medium, Inc., a New York corporation; Friedland Jacobs Communications, Inc., a California corporation; Carlyle Media Group Limited, a United Kingdom corporation; ChangeMusic Network, Inc., a Delaware corporation; Liveuniverse.com Inc., a Delaware corporation; Notice Communications, Inc., a Georgia corporation; Regards.com, Inc., a New York corporation; Greetingland Network, Inc., a Delaware corporation; and ePrize, Inc., a Michigan corporation.

23.1 Consent of KPMG LLP, Independent Accountants, which was filed as Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and is hereby incorporated herein by reference.

23.2           Independent Auditor's Report on Schedule, which was filed as
               Exhibit 23.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and is hereby incorporated herein by reference.

23.3           Consent of KPMG LLP, Independent Accountants.

27 Financial Data Schedule, which was filed as Exhibit 27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and is hereby incorporated herein by reference.