Form 10-Q
period 2001-03-31
RARE MEDIUM GROUP INC
filed 2001-05-15
CIK 756502

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the period ended March 31, 2001, or

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

                               Yes /x/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of the issuer's common stock, as of May 10, 2001

Common Stock, par value $0.01 per share                    63,667,797
---------------------------------------            ----------------------------
                 Class                             Number of shares outstanding

INDEX

                                                                                          Page Number
                                                                                          -----------

Part I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
         and December 31, 2000......................................................................3

         Unaudited Consolidated Statements of Operations
         Three-months ended March 30, 2001 and 2000.................................................4

         Unaudited Consolidated Statements of Cash Flows
         Three-months ended March 30, 2001 and 2000.................................................5

         Notes to Unaudited Consolidated Financial Statements.......................................6

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................10

         Item 3. Quantitative and Qualitative Disclosures About Market Risk........................14


Part II.  OTHER INFORMATION

         Item 1.   Legal Proceedings...............................................................15
         Item 2.   Changes in Securities and Use of Proceeds.......................................15
         Item 3.   Defaults Upon Senior Securities.................................................15
         Item 4.   Submission of Matters to a Vote of Security Holders.............................15
         Item 5.   Other Information...............................................................15
         Item 6.   Exhibits and Reports on Form 8-K................................................15

SIGNATURES.........................................................................................16

                                  PART I
                           FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements


                           RARE MEDIUM GROUP, INC
                        CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)

                                                         December 31,         March 31,
                                                            2000                2001
                                                       ----------------    ---------------
                                                                             (Unaudited)
   Assets
Current assets:
   Cash and cash equivalents                                  $113,018            $86,604
   Short-term investments                                       44,465             47,051
                                                       ----------------    ---------------
     Total cash, cash equivalents,
      and short-term investments                               157,483            133,655
   Accounts receivable, net                                     23,629              9,770
   Work in process                                               7,426              1,243
   Prepaid expenses and other current assets                     5,402              7,114
                                                       ----------------    ---------------
     Total current assets                                      193,940            151,782

Property and equipment, net                                     28,740             23,406
Investments in affiliates                                       48,016             45,423
Goodwill and intangibles, net                                   49,061             34,187
Other assets                                                     1,411              1,096
                                                       ----------------    ---------------
       Total assets                                           $321,168           $255,894
                                                       ================    ===============

   Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                            $10,740            $10,328
   Accrued liabilities                                          16,876             17,713
   Deferred revenue                                              3,778              3,892
   Other current liabilities                                        --              8,559
                                                       ----------------    ---------------
     Total current liabilities                                  31,394             40,492
Other noncurrent liabilities                                     9,367              2,238
                                                       ----------------    ---------------
       Total liabilities                                        40,761             42,730
                                                       ----------------    ---------------

Series A Convertible Preferred Stock,
  $.01 par value, net of unamortized discount
  of $50,162 and $49,064, respectively                          47,621             50,553
                                                       ----------------    ---------------
Stockholders' equity:

  Preferred stock, $.01 par value.
    Authorized 10,000,000 shares; issued
    977,838 shares as Series A Convertible
    Preferred Stock at December 31, 2000
    and 996,171 at March 31, 2001                                   --                 --

  Common stock, $.01 par value.
    Authorized 200,000,000 shares; issued and
    outstanding 63,676,074 shares at
    December 31, 2000 and 63,663,519 shares
    at March 31, 2001                                              637                637

  Additional paid-in capital                                   528,958            528,822

  Accumulated other comprehensive loss                          (1,127)            (2,698)

  Accumulated deficit                                         (295,511)          (363,979)

  Treasury stock, at cost, 66,227 shares                          (171)              (171)
                                                         ----------------    ---------------
       Total stockholders' equity                              232,786            162,611
                                                         ----------------    ---------------
       Total liabilities and stockholders' equity             $321,168           $255,894
                                                         ================    ===============

See accompanying notes to unaudited consolidated financial statements.

                          RARE MEDIUM GROUP, INC.
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except share data)

                                                                            Three-Month Period Ended
                                                                                   March 31,
                                                                         -------------------------------
                                                                              2000              2001
                                                                         -------------     -------------
Revenues                                                                      $23,816            $8,647
Cost of revenues                                                               13,061            15,239
                                                                         -------------     -------------
    Gross profit (loss)                                                        10,755            (6,592)
                                                                         -------------     -------------
 Expenses:
   Sales and marketing                                                          3,390             3,263
   General and administrative                                                  17,979            17,755
   Depreciation and amortization                                               10,409            12,947
   Restructuring charges                                                           --            15,832
                                                                         -------------     -------------
       Total expenses                                                          31,778            49,797
                                                                         -------------     -------------
Loss from operations                                                          (21,023)          (56,389)
Interest income, net                                                            1,152             1,976
Loss on investments in affiliates                                              (1,371)          (10,946)
Other income (expense)                                                             49              (177)
                                                                         -------------     -------------
Net loss                                                                      (21,193)          (65,536)
   Cumulative dividends and accretion of convertible
      preferred stock to liquidation value                                    (11,828)           (2,932)
                                                                         -------------     -------------
Net loss attributable to common stockholders                                 $(33,021)         $(68,468)
                                                                         =============     =============
Basic and diluted loss per share:
Net loss per share                                                             $(0.74)           $(1.09)
                                                                         =============     =============
Basic weighted average common shares outstanding                           44,910,388        63,094,667
                                                                         =============     =============


See accompanying notes to unaudited consolidated financial statements.

                          RARE MEDIUM GROUP, INC.
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                                        Three-Month Period Ended
                                                                                               March 31,
                                                                                     -------------------------------
                                                                                          2000              2001
                                                                                     -------------     -------------
Cash flows from operating activities
   Net loss                                                                             $(21,193)         $(65,536)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                        10,409            12,947
     Loss on investments in affiliates                                                     1,371            10,946
     Non-cash restructuring charges                                                           --             8,459
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable                                                                (6,844)           12,609
       Work in process                                                                    (4,107)            6,184
       Prepaid expenses and other assets                                                  (1,662)           (1,083)
       Deferred revenue                                                                    1,790               114
       Accounts payable, accrued and other liabilities                                       882             1,278
                                                                                     -------------     -----------
           Net cash used in operating activities                                         (19,354)          (14,082)
Cash flows from investing activities:
   Cash paid for acquisitions, net of cash acquired and acquisition costs                     13                --
   Cash paid for investments in affiliates                                               (12,806)           (6,199)
   Purchases of property and equipment, net                                               (5,418)           (3,585)
   Sales of property and equipment, net                                                       --                38
   Purchases of short-term investments, net                                                   --            (2,586)
   Repayment of notes receivable                                                             925                --
                                                                                     -------------     -------------
           Net cash used in investing activities                                         (17,286)          (12,332)
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of costs                                  241,355                --
   Proceeds from issuance of common stock in connection with the exercise of
     warrants and options                                                                  3,207                --
   Repayments of borrowings, net                                                            (168)               --
                                                                                     -------------     -------------
           Net cash provided by financing activities                                     244,394                --
                                                                                     -------------     -------------
 Net increase (decrease) in cash and cash equivalents                                    207,754           (26,414)
Cash and cash equivalents, beginning of period                                            28,540           113,018
                                                                                     -------------     -------------
 Cash and cash equivalents, end of period                                               $236,294           $86,604
                                                                                     =============     =============


See accompanying notes to unaudited consolidated financial statements.

                          RARE MEDIUM GROUP, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Business

     Rare Medium Group, Inc. (the "Company") conducts its operations primarily through its subsidiaries, which are organized as two related lines of business: the Internet services business of Rare Medium, Inc. ("Rare Medium") and the investment business. The Company is headquartered in New York with offices throughout the United States.

     Rare Medium, a wholly owned subsidiary of the Company, is a provider of Internet solutions, offering Fortune 1000 companies and others its services to develop e-commerce Internet strategies, improve business processes and develop marketing communications, branding strategies and interactive content using Internet-based technologies and solutions.

     Through its investment business, the Company has historically made selective venture investments by taking strategic equity positions in other companies. Additionally, the Company has developed, managed and operated companies in selected Internet-focused market segments ("Incubator Companies"). During the first quarter of 2001, the Company has reduced its focus on the investment business and has significantly reduced the amount of funding to its Incubator Companies (see
Note 9).

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). The results of the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation.

(3)  Investments in Affiliates

     The following is a summary of the carrying value of investments held by the Company (in thousands):

                                                  December 31,       March 31,
                                                     2000              2001
                                                 -------------     -------------
                                                                    (Unaudited)
Cost investments                                      $37,501           $37,483
Marketable securities                                   7,791             6,299
Equity investments                                      2,724             1,641
                                                 -------------     -------------
                                                      $48,016           $45,423
                                                 =============     =============

     The Company recognized losses of approximately $191,000 for the three-month period ended March 31, 2001 representing its proportionate share of the losses of investee companies, for those investments carried under the equity method. The Company also recognized losses of approximately $892,000 for the three-month period ended March 31, 2001 representing the amortization of the net excess of investment over its proportionate share of the affiliates net assets. Amortization is generally recorded on a straight-line basis over three years. Also, the Company recorded a loss of approximately $9.9 million during the three-month period ended March 31, 2001 for the impairment of investments in affiliates, including $2.5 million relating to the sale of a portion of its majority stake in ChangeMusic Network, Inc. ("CMJ") (see Note 9). During the three-month period ended March 31, 2001, the Company recognized revenue of approximately $626,000 for services provided to affiliates. Additionally, during the three-month period ended March 31, 2001, affiliates issued securities valued at approximately $1.3 million to the Company as payment for services performed during the year ended December 31, 2000.

                          RARE MEDIUM GROUP, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(4)  Segment Information

     The Company's operations have been classified into two primary segments: the Internet services business and the investment business. Presented below is summarized financial information of the Company's continuing operations for each segment (in thousands):

                                                                                Three-Month Period Ended
                                                                                        March 31,
                                                                          --------------------------------------
                                                                                2000                 2001
                                                                          -----------------    -----------------
                                                                                       (Unaudited)
Revenues:
     Internet services                                                             $23,489              $10,103
     Investment                                                                      1,478                1,922
     Internet services provided to consolidated investments                         (1,151)              (3,378)
                                                                           -----------------    -----------------
                                                                                   $23,816               $8,647
                                                                           =================    =================
Loss before interest, taxes, depreciation, amortization
   and restructuring charges:
     Internet services                                                             $(3,264)            $(16,856)
     Investment and corporate                                                       (7,350)             (10,754)
                                                                          -----------------    -----------------
                                                                                  $(10,614)            $(27,610)
                                                                          =================    =================

Loss before interest, taxes, depreciation, amortization
   and restructuring charges                                                      $(10,614)            $(27,610)
Depreciation and amortization                                                      (10,409)             (12,947)
Interest income, net                                                                 1,152                1,976
Loss on investments in affiliates                                                   (1,371)             (10,946)
Restructuring charges                                                                   --              (15,832)
Other income                                                                            49                 (177)
                                                                          -----------------    -----------------
     Net loss                                                                     $(21,193)            $(65,536)
                                                                          =================    =================


                                                                            December 31,           March 31,
                                                                                2000                 2001
                                                                          -----------------    -----------------
                                                                                                  (Unaudited)
Total assets:
     Internet services                                                             $65,016              $35,883
     Investment and corporate                                                      256,152              220,011
                                                                          -----------------    -----------------
                                                                                  $321,168             $255,894
                                                                          =================    =================

(5)  Restructuring Charges

     During the first quarter of 2001, the Company recognized restructuring charges of approximately $15.8 million primarily related to its Internet services business, consisting of $10.8 million for the consolidation of facilities and the disposition of property and equipment, $2.0 million for the impairment of unamortized goodwill, $1.8 million for severance and benefits related to headcount reductions and $1.2 million for other office shutdown costs. These restructuring charges were aimed at aligning the Company's cost structure with changing market conditions and decreased demand for the Company's services and were primarily related to office closures in Canada, Australia, Singapore, England and Michigan and other office consolidations.

     The total cash outlay and non-cash charges for the restructuring activities will be approximately $7.3 million and $8.5 million, respectively. As of March 31, 2001, approximately $1.6 million of cash was used, $2.5 million is expected to be used in the second quarter of 2001, and the remaining cash outlay of approximately $3.2 million, primarily related to the present value of the net future minimum lease payments for certain real estate lease obligations, is expected to be used over the next seven years.

                          RARE MEDIUM GROUP, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 (5) Restructuring Charges--(Continued)

     Restructuring activities as of March 31, 2001 were as follows (in thousands):

                                                    Restructuring           Amount            Balance
                                                       Charges             Utilized        March 31, 2001
                                                       -------             --------        --------------
Facilities and property and equipment                   $10,836              $6,476               $4,360
Goodwill                                                  2,028               2,028                   --
Severance and benefits                                    1,826               1,070                  756
Other office shutdown costs                               1,142                 588                  554
                                                ----------------     ---------------       --------------
Total                                                   $15,832             $10,162               $5,670
                                                ================     ===============       ==============

(6)  Employee Stock Options

     In the third quarter of 2000, employee holders of stock options with exercise prices at or above $30.00 per share were allowed to exchange either all or 50% of their existing stock options for an agreement by the Company to issue new options at a date in excess of six months thereafter. The Company's obligation to issue new stock options was contingent on each participant's continued full-time employment with the Company through such period. On March 12, 2001, the Company issued 1,426,313 stock options at an exercise price of $1.66, the fair market value of the underlying common stock on the date of issuance of the new options, to those employees who had elected to participate under this agreement. These transactions did not result in the recognition of compensation expense.

(7)      Strategic Alliance

     In 2000, the Company entered into a strategic alliance agreement, as amended, with a software company (the "Partner") to assist in the development, delivery and training of the Company's LiveMarket e-commerce solutions built utilizing the Partner's technology. Rare CSP, Inc., d/b/a LiveMarket, Inc., a wholly owned subsidiary of the Company, develops and deploys solutions that facilitate and manage electronic transactions between businesses and enables businesses to establish their own trading network with other businesses or consumers. Under the terms of the alliance, the Partner will provide the Company with refundable advances of approximately $17.1 million, on an interest free basis, to be paid to the Company over the term of the two-year agreement, subject to the Company's compliance with certain requirements set forth in the agreement. The amount and timing of the repayment of the advances may be adjusted based on LiveMarket's achievement of certain milestones in accordance with the terms of the agreement. The Partner has expressed an interest in renegotiating a revised payment schedule and revised milestones with the Company with respect to the Company's obligations. Absent a successful renegotiation, the Partner may seek accelerated repayment of all outstanding amounts. Therefore, the Company has reclassified approximately $8.6 million, representing the total amount advanced by the Partner, from other non-current liabilities to other current liabilities on the accompanying consolidated balance sheet at March 31, 2001. Under the current agreement, subject to certain conditions including the Company's compliance with certain requirements, such amounts are presently not required to be paid until June 30, 2002. However, if the agreement were to be terminated, the Company would be required to currently repay the advanced amounts to the Partner. While the Company does not believe that the agreement is presently terminable in accordance with its terms, there can be no assurance that the Company and the Partner will agree on renegotiated terms or that accelerated repayment will not be required.

(8)  Contingency

     The Company has been in settlement discussions with its former financial public relations firm with respect to the Company's failure to deliver options covering approximately 124,000 shares of the Company's stock that are allegedly owed relating to past services allegedly rendered. The Company has not accepted the most recent settlement offer and has recently been notified that the claimant intends to file a claim asserting its entitlement to damages of approximately $12.8 million. As a claim has not yet been filed, the ultimate outcome with respect to this unasserted claim cannot be reasonably determined at this time.

     Additionally, from time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on the financial position or results of operations of the Company.

                          RARE MEDIUM GROUP, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(9)      Subsequent Events

     On April 2, 2001, the Company agreed to purchase from Motient Corporation ("Motient") 12.5% secured promissory notes (the "Notes"), issuable in two tranches, in the aggregate amount of $50.0 million. The Notes are collateralized by up to 5,000,000 shares of XM Satellite Radio, Inc. ("XM Radio") common stock owned by Motient. The first tranche in the amount of $25.0 million was purchased on April 4, 2001. The amount of the second tranche is dependent on the trading price of XM Radio shares on the date of issuance but is not to exceed $25.0 million. The principal and accrued interest of the Notes are payable October 1, 2001 in either cash, shares of XM Radio, or any combination thereof at Motient's option, as defined by the agreement. At the option of the Company, the Notes can be exchanged for a number of XM Radio shares equivalent to the principal of the Notes and any accrued interest thereon, as defined by the agreement.

     On May 14, 2001, the Company entered into an agreement to merge with a subsidiary of Motient. Under the terms of the agreement, which is subject to customary conditions including the approval of both companies' shareholders, each share of the Company's outstanding common stock will be exchanged for one-tenth of a share of a new class of Motient preferred stock. Each share of the newly issued preferred stock will have a liquidation preference of $20.00 and be convertible into 6.4 shares of Motient common stock at the shareholder's option, subject to certain mandatory conversion provisions. A portion of Motient's XM Radio shares and other consideration will be issued in exchange for the Company's Series A convertible preferred stock. The Notes will be cancelled upon the closing of the merger, which is expected to occur during the third quarter of 2001.

     On April 12, 2001, the Company agreed to sell a portion of its majority stake in CMJ, which provides music consumers and music business professionals with information on emerging artists via its consumer and industry print properties, business data products, music festival and web sites. At the date of the sale, the Company received a promissory note for approximately $509,000 and retained a 15% equity interest in CMJ. Additionally, the Company recognized a loss of approximately $2.5 million during the first quarter of 2001 relating to the impairment of goodwill arising from the acquisition of CMJ by the Company in November 1999.

     On April 30, 2001, the Company agreed to sell a portion of its majority stake in ePrize, Inc., an online sweepstakes, direct marketing and promotions company that offers end-to-end solutions for customer acquisition and retention. At the date of the sale, the Company received a cash payment of $850,000 and retained a 5% equity interest in ePrize. Additionally, the Company will recognize a gain of approximately $1.3 million in the second quarter of 2001 relating to the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. We urge you to consider that statements that use the terms "believe," "do not believe," "anticipate," "expect," "plan," "estimate," "intend" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

     We are an Internet-focused company that:

o      provides Internet professional services to companies;

o      has developed, managed and operated companies in selected
       Internet-focused market segments; and

o selectively invests in companies in which we have previously taken strategic equity positions or that we believe possess superior business models and are strategic to our business.

     Our end-to-end Internet professional services offering encompasses a wide range of the Internet services spectrum, ranging from strategic and creative consulting to applications development, implementation and hosting. We assist in shaping our clients' strategies and adapt Internet technologies to deliver the best possible solutions for our clients. Our customers include companies in the retail/manufacturing, finance/banking, hospitality/travel, media/entertainment and communications/utilities industries. Our customers include Corporate Express, Cablevision, Furniture Brands, West Publishing Group, Wyndham International, General Mills, Fox, Paramount, Microsoft, Epson, Interstate Batteries and Ritz Carlton.

     In the past, we have internally developed, managed and operated companies in selected Internet-focused market segments. During that time, we have provided our incubator companies with a comprehensive suite of strategic and infrastructure services as well as financial support. These services included Internet services and financial, legal and accounting advisory services. We believe that by providing these services we have enabled our incubator companies to focus on their core competencies and accelerate the time-to-market of their products and services.

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

     During the first quarter of 2001, we have reduced our focus on the investment business and have significantly reduced the amount of funding to our incubator companies. In addition, we sold a majority of our stake in two of our incubator companies, ChangeMusic Network, Inc. ("CMJ") and ePrize, in April 2001. The carrying value of our portfolio companies at March 31, 2001 amounted to $53.1 million of which $45.4 million is reflected in our balance sheet as "investments in affiliates" and $7.7 million is included in "goodwill and intangibles, net" for our incubators that are accounted for as consolidated subsidiaries.

     Our operating results are primarily driven by the Internet services business. We evaluate the performance of this business as a separate segment. Revenue and income (loss) before interest, taxes, depreciation, amortization and restructuring charges are used to measure and evaluate our financial results and make relative comparisons to other entities that operate within the Internet services industry. Over the last few quarters, demand for Internet services has decreased as the weakening of general economic conditions has caused many companies to reduce spending on Internet-focused business solutions. During the fourth quarter of 2000 and the first quarter of 2001, we took actions to adapt our business to the changing environment. Although this restructuring led to a charge of $15.8 million in the first quarter of 2001, we were able to reduce our operating expenses at a higher rate in the first quarter of 2001 than the decline in our revenue from the fourth quarter of 2000. Our Internet service business revenue, including revenue from services provided to our consolidated subsidiaries, decreased to $10.1 million in the three-month period ended March 31, 2001 from $33.7 million in the three-month period ended December 31, 2000. Although our revenue decreased $23.6 million from the fourth quarter of 2000 to the first quarter of 2001, our earnings
(loss) before interest, taxes, depreciation and amortization decreased only $17.8 million from earnings of $0.9 million in the fourth quarter to a loss of $16.9 million in the first quarter. We will continue to evaluate the market for Internet professional services and will take other steps, if necessary, aimed at ensuring that our cost structure remains aligned with changes in market conditions and demand for our services.

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

Revenues

     Revenue for the three-month period ended March 31, 2001 decreased to $8.6 million from $23.8 million for the three-month period ended March 31, 2000, a decrease of $15.2 million. This decrease reflects the weakening of general economic conditions in which many companies have reduced their spending on Internet-focused business solutions. Our incubator companies generated revenues totaling $1.9 million in the three-month period ended March 31, 2001, compared to $1.5 million in the three-month period ended March 31, 2000. After disposing of our majority interest in two incubator companies in April, revenues from these companies will not continue to be recognized by us in future periods.

Cost of Revenues

     Cost of revenues for the three-month period ended March 31, 2001 increased to $15.2 million from $13.1 million for the three-month period ended March 31, 2000, an increase of $2.1 million. This increase is due primarily to the increase in the number of personnel in our Internet services business during 2000. After the restructuring activities in the first quarter of 2001, we expect our cost of revenues to decline in future periods as we have reduced the number of billable professionals. The increase in cost of revenues for the three-month period ended March 31, 2001 also reflects $1.6 million of costs related to our incubator companies. After disposing of our majority interest in two incubator companies in April, our cost of revenues from these companies will not continue to be recognized by us in future periods.

Sales and Marketing Expense

     Sales and marketing expense for the three-month period ended March 31, 2001 decreased to $3.3 million from $3.4 million for the three-month period ended March 31, 2000, a decrease of $0.1 million. The decrease is primarily the result of decreased marketing activities by the Internet services business offset by a marketing campaign by CMJ to increase subscriptions for its monthly publication. After disposing of our majority interest in two incubator companies in April, including CMJ, we do not expect our sales and marketing expense to remain at this same level in future periods.


General and Administrative Expense

     General and administrative expense for the three-month period ending
March 31, 2001 decreased to $17.8 million from $18.0 million for the three-month period ended March 31, 2000, a decrease of $0.2 million. This decrease was primarily due to the restructuring effort aimed at aligning our cost structure with changing market conditions and decreased demand for our services, including the office closures in Canada, Australia, Singapore, England and Michigan. These cost savings were partially offset in the first quarter of 2001 because we experienced an increased risk of collection of accounts receivable from our Internet professional services clients that caused us to take a charge for bad debt of $3.6 million. After disposing of our majority interest in two incubator companies in April and our restructuring efforts primarily related to our Internet services business, we expect general and administrative expense to decrease in future periods.

Depreciation and Amortization Expense

     Depreciation and amortization expense substantially consists of the amortization of intangible assets. Depreciation and amortization expense for the three-month period ended March 31, 2001 increased to $12.9 million from $10.4 million for the three-month period ended March 31, 2000, an increase of $2.5 million. This increase resulted primarily from increased computer and equipment purchases to support the increase in headcount during 2000. As we have decreased our capital expenditures, we expect depreciation and amortization expense to decrease in future periods.

Restructuring Charges

     During the first quarter of 2001, we recorded restructuring charges of approximately $15.8 million primarily related to our Internet services business, consisting of $10.8 million for the consolidation of facilities and the disposition of property and equipment, $2.0 million for the impairment of unamortized goodwill, $1.8 million for severance and benefits related to headcount reductions and $1.2 million for other office shutdown costs. These restructuring charges were aimed at aligning our cost structure with changing market conditions and decreased demand for our services and were primarily related to office closures in Canada, Australia, Singapore, England and Michigan and other office consolidations. The plan resulted in head count reductions of approximately 250 employees, most of which occurred in March.

     The total cash outlay and non-cash charges for the restructuring activities will be approximately $7.3 million and $8.5 million, respectively. As of March 31, 2001, approximately $1.6 million of cash was used, $2.5 million is expected to be used in the second quarter of 2001, and the remaining cash outlay of approximately $3.2 million, primarily related to the present value of the net future minimum lease payments for certain real estate lease obligations, is expected to be used over the next seven years.

Loss on Investments in Affiliates

     Loss on investments in affiliates consists primarily of $7.4 million for the impairment to the carrying value of certain affiliates accounted for under the cost method, $1.1 million for our proportionate share of affiliates' operating losses and amortization of our net excess investment over its equity in each affiliate's net assets for those affiliates accounted for under the equity method, and $2.5 million for the impairment of goodwill related to CMJ. We will continue to monitor the carrying value our investments in affiliates accounted for under the cost method for further impairment.

Interest Expense, Net

     Interest expense, net for the three-month period ended March 31, 2001 is mainly comprised of the interest earned on the proceeds received from the sale of our common stock during the first quarter of 2000.

Net Loss

     For the three-month period ended March 31, 2001, we recorded a net loss of $65.5 million. Excluding $12.9 million in amortization and depreciation, the net loss was $52.6 million. The loss was primarily due to the factors described in "Cost of Revenues," "General and Administrative Expense," "Sales and Marketing Expense," "Restructuring Charges" and "Loss on Investments in Affiliates."

     Included in net loss attributable to common shareholders of $68.5 million was $2.9 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

     We had $133.7 million in cash, cash equivalents, and short-term investments at March 31, 2001. Cash used in operating activities was $14.1 million for the three-month period ended March 31, 2001 and resulted primarily from the net loss of $65.5 million, offset by non-cash charges of $32.4 million (which consists of depreciation, amortization, loss on investments in affiliates, and non-cash restructuring charges) and changes in working capital. We expect cash used in operations to decrease in future periods as we believe our restructuring activities will more closely align our cost structure with the changing market conditions and the decrease in the demand for our services.

     Cash used in investing activities was $9.7 million, net of the $2.6 million invested in short-term investments, for the three-month period ended March 31, 2001, which primarily consists of cash paid for venture investments of $6.2 million and capital expenditures of $3.6 million. Capital expenditures have generally been comprised of purchases of computer hardware and software, as well as leasehold improvements related to leased facilities, and are not expected to increase at the same level in future periods.

     In April 2001, we agreed to purchase from Motient Corporation ("Motient") 12.5% secured promissory notes (the "Notes"), issuable in two tranches, in the aggregate amount of $50.0 million. The Notes are collateralized by up to 5,000,000 shares of XM Satellite Radio, Inc. ("XM Radio") common stock owned by Motient. The first tranche in the amount of $25.0 million was purchased on April 4, 2001. The amount of the second tranche is dependent on the trading price of XM Radio shares on the date of issuance but is not to exceed $25.0 million. The principal and accrued interest of the Notes are payable October 1, 2001 in either cash, shares of XM Radio, or any combination thereof at Motient's option, as defined by the agreement. At our option, the Notes can be exchanged for a number of XM Radio shares equivalent to the principal of the Notes and any accrued interest thereon, as defined by the agreement. The Notes will be cancelled upon the closing of our merger with Motient, which is expected to occur during the third quarter of 2001.

     In 2000, we entered into a strategic alliance agreement, as amended, with a software company (the "Partner") to assist in the development, delivery and training of our LiveMarket e-commerce solutions built utilizing the Partner's technology. Rare CSP, Inc., d/b/a LiveMarket, Inc., a wholly owned subsidiary of ours, develops and deploys solutions that facilitate and manage electronic transactions between businesses and enables businesses to establish their own trading network with other businesses or consumers. As of March 31, 2001, under the terms of the alliance, the Partner has provided us with refundable advances of approximately $8.6 million, on an interest free basis. The amount and timing of the repayment of the advances may be adjusted based on LiveMarket's achievement of certain milestones in accordance with the terms of the agreement. The Partner has expressed an interest in renegotiating a revised payment schedule and revised milestones with us with respect to our obligations. Absent a successful renegotiation, the Partner may seek accelerated repayment of all outstanding amounts. Under the current agreement, subject to certain conditions including our compliance with certain requirements, such amounts are presently not required to be paid until June 30, 2002. However, if the agreement were to be terminated, we would be required to currently repay the advanced amounts to the Partner. While we do not believe that the agreement is presently terminable in accordance with its terms, there can be no assurance that we and the Partner will agree on renegotiated terms or that accelerated repayment will not be required.

     We have been in settlement discussions with its former financial public relations firm with respect to our failure to deliver options covering approximately 124,000 shares of our stock that are allegedly owed relating to past services allegedly rendered. We have not accepted the most recent settlement offer and recently been notified that the claimant intends to file a claim asserting its entitlement to damages of approximately $12.8 million. As a claim has not yet been filed, the ultimate outcome with respect to this unasserted claim cannot be reasonably determined at this time.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133," which intended to simplify the accounting for derivative under SFAS No. 133 and is effective upon the adoption of SFAS No. 133. The adoption of SFAS No. 133 did not have a material effect on our results of operations.

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

Item 2.  Changes in Securities

(a)      Not applicable
(b)      Not applicable
(c)      Not applicable
(d)      Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submissions of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number        Description
-------      -------------

  10.1     --   Amendment to Employment Agreement, dated as of
                February 15, 2001, between Rare Medium Group, Inc.
                and Craig Chesser.

  10.2     --   Amendment to Employment Agreement, dated as of
                February 15, 2001, between Rare Medium Group, Inc.
                and Michael Hultberg.

  10.3     --   Amendment to Employment Agreement, dated as of February 15,
                2001, between Rare Medium Group, Inc. and Robert C. Lewis.


SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 15, 2001             By:   /s/ Glenn S. Meyers
                                     -------------------
                                     Glenn S. Meyers
                                     Chief Executive Officer

Date: May 15, 2001             By:   /s/ Craig C. Chesser
                                     --------------------
                                     Craig C. Chesser
                                     Vice President Finance and Treasurer
                                     (Principal Financial Officer)

Date: May 15, 2001             By:   /s/ Michael A. Hultberg
                                     ---------------------
                                     Michael A. Hultberg
                                     Vice President and Controller
                                     (Principal Accounting Officer)

                               EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.1    --   Amendment to Employment Agreement, dated as of February 15, 2001, between Rare Medium Group, Inc. and Craig Chesser.

10.2    --   Amendment to Employment Agreement, dated as of February 15, 2001, between Rare Medium Group, Inc. and Michael Hultberg.

10.3    --   Amendment to Employment Agreement, dated as of February 15, 2001, between Rare Medium Group, Inc. and Robert C. Lewis.


