Form 10-Q/A
period 2000-09-30
RARE MEDIUM GROUP INC
filed 2001-06-26
CIK 756502

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q/A

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
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


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

                     Yes      X                No  __________
                          ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of the issuer's common stock, as of June 22, 2001

     Common Stock, par value $.01 per share                63,668,987
     --------------------------------------                -----------
                   Class                          Number of shares outstanding




INDEX





EXPLANATORY PARAGRAPH

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

               Notes to Unaudited Consolidated Financial Statements


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities and Use of Proceeds

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES




                           EXPLANATORY PARAGRAPH

     On June 26, 2001, Rare Medium Group, Inc. announced that it would restate its financial results for the fiscal year ended December 31, 2000 and for the fiscal quarters ended March 31, 2001 and September 30, 2000 to reflect the recognition of approximately $3.7 million of revenue in the first quarter of 2001 which was originally recognized in 2000, of which approximately $0.5 million was recognized in the third quarter.

     Rare Medium performed services for a client in the year ended December 31, 2000, during which time a definitive professional services agreement was being negotiated. The definitive professional services agreement, which was signed during the first week of January 2001, established fees for past and future services, including fees of $3.7 million which were recognized as revenue during the year ended December 31, 2000. The professional services agreement also provided that the fees would be contingent upon the closing of a financing by the client, which would include an investment by Rare Medium. A stock purchase agreement, dated as of December 29, 2000, to make the investment was entered into by several investors, including Rare Medium, but the investment transaction did not close until the first week of January 2001, following which time Rare Medium was paid for substantially all of the services relating to the $3.7 million in fees. After re-examining this transaction, Rare Medium has concluded that the revenue in question should have been recognized in the first quarter of 2001.

     This amended Form 10-Q/A includes the restated financial statements and does not update information contained in Rare Medium's previously filed Form 10-Q unless otherwise indicated.




                                                        RARE MEDIUM GROUP, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                   (In thousands except share data)

                                                                                 September 30,                 December 31,
                                                                                     2000                           1999
                                                                                ----------------                --------------

                                                                                (Unaudited and
                                                                                  Restated -
                                                                                  See Note 3)

ASSETS
Current assets:
     Cash and cash equivalents                                                       $  173,029                     $  28,540
     Accounts receivable, net                                                            23,301                        12,601
     Work in process                                                                      5,623                         3,171
     Notes receivable                                                                         -                         1,100
     Prepaid expenses and other current assets                                            6,862                         2,508
                                                                                ----------------                --------------

Total current assets                                                                    208,815                        47,920

Property, plant and equipment, net                                                       26,279                        12,100
Investments in affiliates                                                                56,307                        26,467
Goodwill and intangibles, net                                                            60,182                        72,552
Other assets                                                                              4,020                         1,384
                                                                                ----------------                --------------
Total assets                                                                         $  355,603                    $  160,423
                                                                                ================                ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                                $    4,218                     $   7,097
     Accrued liabilities                                                                 13,988                         5,759
     Deferred revenue                                                                     5,282                         3,044
     Current portion of note payable - related parties                                        -                           997
     Current portion of notes payable                                                       168                           579
                                                                                ----------------                --------------
Total current liabilities                                                                23,656                        17,476

Notes payable                                                                               155                             -
Note payable - related parties                                                                -                           997
Other noncurrent liabilities                                                              4,321                           735
                                                                                ----------------                --------------
Total liabilities                                                                        28,132                        19,208
                                                                                ----------------                --------------
Series A Convertible Preferred Stock, $.01 par value,
     net of unamortized discount of $51,262                                              44,723                        36,224
                                                                                ----------------                --------------

Stockholders' equity:
     Preferred stock, $.01 par value, authorized 10,000,000 shares, issued
        959,849 shares as Series A Convertible Preferred Stock at
        September 30, 2000 and 907,820 shares at December 31, 1999                            -                             -
     Common stock, $.01 par value, authorized 200,000,000 shares, issued and outstanding 63,648,965 shares at September 30, 2000
        and 42,893,357 shares at December 31, 1999                                          636                           429
     Additional paid-in capital                                                         529,260                       252,075
     Accumulated other comprehensive income                                               2,953                           937
     Note receivable from shareholder                                                         -                          (231)
     Accumulated deficit                                                               (249,930)                     (148,048)
     Treasury stock, at cost, 66,227 shares                                                (171)                         (171)
                                                                                ----------------                --------------
Total stockholders' equity                                                              282,748                       104,991
                                                                                ----------------                --------------
Total liabilities and stockholders' equity                                           $  355,603                    $  160,423
                                                                                ================                ==============

See accompanying notes to unaudited consolidated financial statements.




                                                          RARE MEDIUM GROUP, INC.
                                              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (In thousands except share data)





                                                       Three Months Ended September 30,            Nine Months Ended September 30,
                                                           2000               1999                     2000               1999
                                                           ----               ----                     ----               ----
                                                        (Restated -                                 (Restated -
                                                        See Note 3)                                 See Note 3)

 Revenues                                             $    28,876        $    11,337              $    80,399        $    19,081
 Cost of revenues                                          17,799              5,983                   47,524             10,371
                                                      -----------        -----------              -----------        -----------
       Gross profit                                        11,077              5,354                   32,875              8,710

 Expenses:
      Sales and marketing expense                           6,387              1,293                   15,560              2,404
      General and administrative expense                   25,368              8,861                   66,619             17,132
      Depreciation and amortization                        13,455              6,807                   35,469             16,971
                                                      -----------        -----------              -----------        -----------
 Total expenses                                            45,210             16,961                  117,648             36,507
                                                      -----------        -----------              -----------        -----------

 Loss from operations                                     (34,133)           (11,607)                 (84,773)           (27,797)

 Interest income (expense), net                             3,015                762                    7,587             (1,441)
 Equity interest in net loss of investments                (1,861)                 -                   (4,424)                 -

Other expense                                                (192)                 -                     (454)                 -
                                                      -----------        -----------              -----------        -----------

Net loss                                                  (33,171)           (10,845)                 (82,064)           (29,238)

 Deemed dividend attributable to issuance of
      convertible preferred stock                               -                  -                        -            (29,879)
 Cumulative dividends and accretion of convertible
      preferred stock to liquidation value                 (2,975)            (3,471)                 (19,818)            (4,663)
                                                      -----------        -----------              -----------        -----------

 Net loss attributable to common stockholders         $   (36,146)       $   (14,316)             $  (101,882)       $   (63,780)
                                                      ===========        ===========              ===========        ===========

Basic and diluted loss per share                      $     (0.65)       $     (0.37)             $     (2.03)       $     (1.81)
                                                      ============       ===========              ============       ============
Basic weighted average common shares outstanding       55,419,834         38,723,657               50,108,149         35,320,850
                                                      ===========        ===========              ===========        ===========


See accompanying notes to unaudited consolidated financial statements.




                                                             RARE MEDIUM GROUP, INC.
                                                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (In thousands)




                                                                            Nine months ended September 30,
                                                                          2000                          1999
                                                                          ----                          ----
                                                                       (Restated -
                                                                       See Note 3)
 Cash flows from operating activities:
        Net loss                                                         $ (82,064)                 $ (29,238)
        Adjustments to reconcile net loss to net cash
             used in operating activities:
                Depreciation and amortization                               35,469                     16,971
                Equity interest in net loss of investments                   4,424                          -
                Non-cash interest                                                -                      2,359
                Changes in assets and liabilities, net of acquisitions:
                       Accounts receivable                                 (15,536)                    (3,948)
                       Work in process                                      (2,452)                    (2,873)
                       Prepaid expenses and other assets                    (5,652)                    (1,774)
                       Deferred revenue                                      2,238                        297
                       Accounts payable and accrued and other liabilities    6,771                      2,315
                                                                         -------------              ------------
                              Net cash used in operating activities        (56,802)                   (15,891)
                                                                         -------------              ------------
 Cash flows from investing activities:
        Cash paid for investments in affiliates                            (26,592)                   (14,551)
        Purchases of property, plant and equipment, net                    (19,154)                    (4,305)
        Decrease in notes receivable                                         1,000                          -
        Cash acquired (paid) in acquisitions, net of
              acquisition costs                                                 46                     (1,258)
                                                                         -------------              ------------
                              Net cash used in investing activities        (44,700)                   (20,114)
                                                                         -------------              ------------
 Cash flows from financing activities:
        Proceeds from issuance of convertible debenture                          -                      6,000
        Proceeds from issuance of convertible preferred stock,
              net of costs                                                       -                     82,998
        Proceeds from issuance of common stock, net of costs               241,355                          -
        Repayments of borrowings, net                                         (832)                    (1,625)
        Proceeds from issuance of stock in connection
              with exercise of warrants and options                          5,468                      7,088
                                                                         -------------              ------------
                              Net cash provided by financing
                                   activities                              245,991                     94,461
                                                                         -------------              ------------
 Net increase in cash and cash equivalents                                 144,489                     58,456
 Cash and cash equivalents, beginning of period                             28,540                        918
                                                                         -------------              ------------
 Cash and cash equivalents, end of period                                $ 173,029                  $  59,374
                                                                         =============              ============


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


(3)     Restatement

     On June 26, 2001, the Company announced that it would restate its financial results for the fiscal year ended December 31, 2000 and for the fiscal quarters ended March 31, 2001 and September 30, 2000 to reflect the recognition of approximately $3.7 million of revenue in the first quarter of 2001 which was originally recognized in 2000, of which approximately $0.5 million was recognized in the third quarter.

     The Company performed services for a client in the year ended December 31, 2000, during which time a definitive professional services agreement was being negotiated. The definitive professional services agreement, which was signed during the first week of January 2001, established fees for past and future services, including fees of $3.7 million which were recognized as revenue during the year ended December 31, 2000. The professional services agreement also provided that the fees would be contingent upon the closing of a financing by the client, which would include an investment by the Company. A stock purchase agreement, dated as of December 29, 2000, to make the investment was entered into by several investors, including the Company, but the investment transaction did not close until the first week of January 2001, following which time the Company was paid for substantially all of the services relating to the $3.7 million in fees. After re-examining this transaction, the Company has concluded that the revenue in question should have been recognized in the first quarter of 2001.

     As a result of the restatement, net accounts receivable as of September 30, 2000 decreased approximately $1.0 million and work in process as of September 30, 2000 increased $0.5 million. The effect on the results of operations is as follows (in thousands, except per share data):


                                             Three Months Ended September 30, 2000      Nine Months Ended September 30, 2000
                                             -------------------------------------    --------------------------------------
                                               As Reported          As Restated         As Reported            As Restated
                                             -----------------    ----------------    ----------------       ---------------
                                                         (Unaudited)                                 (Unaudited)
    Revenues                                     $29,420             $28,876             $80,943                 $80,399
    Loss from operations                         (33,589)            (34,133)            (84,229)                (84,773)
    Net loss                                     (32,627)            (33,171)            (81,520)                (82,064)
    Basic and diluted loss per share               (0.64)              (0.65)              (2.02)                  (2.03)




                                                      RARE MEDIUM GROUP, INC.
                                      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4)     Investments in Affiliates

The following is a summary of the carrying values of the investments held by the Company (in thousands):
                                                                              September 30, 2000            December 31, 1999
                                                                             ----------------------       ----------------------
Cost investments                                                                   $     44,611                    $     20,876
Marketable securities                                                                    11,130                           2,060
Equity investments                                                                          566                           3,531
                                                                             ----------------------       ----------------------
                                                                                   $     56,307                    $     26,467
                                                                             ======================       ======================


Net unrealized appreciation for marketable securities amounted to $3.0 million and $0.9 million at September 30, 2000 and December 31, 1999, respectively.



(5)      Segment Information

     The Company's operations have been classified into two primary operating segments: the Internet services business and the investment business. Presented below is summarized unaudited financial information for each segment (in thousands):



                                                         Three month period ended                     Nine month period ended
                                                    September 30,       September 30,         September 30,        September 30,
                                                        2000                1999                  2000                 1999
                                                   ----------------    ----------------      ----------------     ----------------

                                                     (Restated)                                (Restated)


Revenues:

   Internet services                               $        33,215     $        11,846       $        86,730      $        19,850
   Investment                                                2,410                 230                 5,726                  442
   Internet services provided to investments                (6,749)               (739)              (12,057)              (1,211)
                                                   ----------------    ----------------      ----------------     ----------------
                                                   $        28,876     $        11,337       $        80,399      $        19,081
                                                   ================    ================      ================     ================

Loss before interest, taxes, depreciation and amortization:
   Internet services                                          (318)               (988)               (6,077)              (2,703)
   Investment and corporate                                (20,360)             (3,812)              (43,227)              (8,123)
                                                   ----------------    ----------------      ----------------     ----------------
                                                   $       (20,678)    $        (4,800)      $       (49,304)     $       (10,826)
                                                   ================    ================      ================     ================

Depreciation and amortization                              (13,455)             (6,807)              (35,469)             (16,971)
Interest income (expense), net                               3,015                 762                 7,587               (1,441)
Equity interest in net loss on investments                  (1,861)                  -                (4,424)                   -
Other expense                                                 (192)                  -                  (454)                   -
                                                   ----------------    ----------------      ----------------     ----------------
Net loss                                           $       (33,171)    $       (10,845)      $       (82,064)     $       (29,238)
                                                   ================    ================      ================     ================

Total assets:                                                                                     As of           As of December
                                                                                            September 30, 2000       31, 1999
                                                                                            ------------------    --------------

   Internet services                                                                         $        59,529      $        31,047
   Investment and corporate                                                                          296,074              129,376
                                                                                             ----------------     ----------------
                                                                                             $       355,603      $        160,423
                                                                                             ================     ================


                          RARE MEDIUM GROUP, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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


(7)     Employee Stock Options


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

     The following discussion has been amended to reflect the impact of the restatement of our financial statements for the three months ended September 30, 2000 as discussed in Note 3 to the unaudited consolidated financial statements included elsewhere herein.


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

Our operating results are primarily driven by our Internet services business. We evaluate the performance of this business as a separate segment. Revenue and loss before interest, taxes, depreciation and amortization are used to measure and evaluate our financial results and make relative comparisons to other entities that operate within the Internet services industry. Our Internet service business revenue, including revenue from services provided to our consolidated subsidiaries, increased to $33.2 million for the three month period ended September 30, 2000 from $30.0 million for the three month period ended June 30, 2000. This 11% increase in revenue from the second quarter of 2000 was achieved through organic growth. Loss before interest, taxes, depreciation and amortization decreased to $0.3 million for the three month period ended September 30, 2000 from $2.5 million for the three month period ended June 30, 2000.

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


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

REVENUES

Revenues for the three months ended September 30, 2000 increased to $28.9 million from $11.3 million for the three months ended September 30, 1999, an increase of $17.6 million. This increase reflects increases in both the number and relative size of client engagements, which has been facilitated by increases in our billable employees substantially as a result of our aggressive hiring strategy and, to a lesser extent, acquisitions. All of the acquired Internet services businesses' operations have been integrated into our existing operations. Our incubator companies generated revenues totaling $2.4 million in the third quarter ended September 30, 2000, compared to $0.2 million in the third quarter ended September 30, 1999.

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2000 increased to $17.8 million from $6.0 million for the three months ended September 30, 1999, an increase of $11.8 million. This increase is due primarily to a substantial increase in additional personnel in our Internet services business. We expect cost of revenues to increase on an absolute dollar basis as we hire additional personnel and incur additional costs related to the anticipated growth of our Internet services business. Costs of sales as a percentage of revenue related to our services business amounted to 50.5% for the three month period ended September 30, 2000. The increase in cost of revenues also reflects $1.4 million of costs related to our incubator businesses.

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

NET LOSS

For the three months ended September 30, 2000, we recorded a net loss of $33.2 million. Excluding $13.5 million in amortization and depreciation, the net loss was $19.7 million. This loss was primarily due to the factors described above in "Cost of Revenues," "General and Administrative Expense" and "Sales and Marketing Expense."

Included in net loss attributable to common shareholders of $36.1 million was $3.0 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock, and to the accretion of the carrying amount of the Series A convertible preferred stock up to its face redemption amount over 13 years.


Nine Months Ended September 30, 2000 Compared to Nine Months
Ended September 30, 1999

REVENUES

Revenues for the nine months ended September 30, 2000 increased to $80.4 million from $19.1 million for the nine months ended September 30, 1999, an increase of $61.3 million. This increase reflects increases in both the number and relative size of client engagements which has been facilitated by the increase in our billable employees as a result of acquisitions and our aggressive hiring strategy. All of the acquired Internet services businesses' operations have been integrated into our existing operations. Our incubator companies generated revenues totaling $5.7 million in the nine months ended September 30, 2000, compared to $0.4 million in the nine months ended September 30, 1999.

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 2000 increased to $47.5 million from $10.4 million for the nine months ended September 30, 1999, an increase of $37.1 million. This increase is due primarily to a substantial increase in additional personnel in our Internet services business. We expect cost of revenues to increase on an absolute dollar basis as we hire additional personnel and incur additional costs related to the anticipated growth of our Internet services business. Costs of sales as a percentage of revenue related to our services business amounted to 50.1% for the nine month period ended September 30, 2000. The increase in cost of revenues also reflects $4.5 million of costs related to our incubator businesses.

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

NET LOSS

For the nine months ended September 30, 2000, we recorded a net loss of $82.1 million. Excluding $35.5 million in amortization and depreciation, our net loss was $46.6 million. This loss was primarily due to the factors described in "Cost of Revenues," "General and Administrative Expense" and "Sales and Marketing Expense."

Included in net loss attributable to common shareholders of $101.9 million was $19.8 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on the Series A convertible preferred stock, and to the accretion of the carrying amount of the Series A convertible preferred stock up to its face redemption amount over 13 years.

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

Cash used in operating activities was $56.8 million for the nine months ended September 30, 2000 and resulted primarily from the net loss of $82.1 million, offset by non-cash charges of $39.9 million (which consists of depreciation, amortization, and equity interest in net loss on investments) and increased by changes in working capital.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No. 44") which provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The implementation of FIN No. 44 did not have a significant effect on our results of operations.

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




Date: June 25, 2001                  By:   /s/ GLENN S. MEYERS
                                           -----------------------
                                           Glenn S. Meyers
                                           Chief Executive Officer

Date: June 25, 2001                  By:   /s/ CRAIG C. CHESSER
                                           ------------------------
                                           Craig C. Chesser
                                           Vice President Finance and Treasurer
                                           (Principal Financial Officer)

Date: June 25, 2001                  By:   /s/ MICHAEL A. HULTBERG
                                           -------------------------
                                           Michael A. Hultberg
                                           Vice President and Controller
                                           (Principal Accounting Officer)




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