Form 10-K/A
period 2000-12-31
RARE MEDIUM GROUP INC
filed 2001-06-26
CIK 756502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-K/A

                              Amendment No. 2

     /x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000, or


     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to __________

                        Commission file number 0-13865

                           RARE MEDIUM GROUP, INC.
            (Exact name of registrant as specified in its charter)

                                   Delaware
       (State or other jurisdiction of incorporation or organization)


                                  23-2368845
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

                                Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 22, 2001 was $23,433,698.

As of June 22, 2001, 63,668,987 shares of our common stock were outstanding.



                                    PART I

Explanatory Paragraph

     On June 26, 2001, Rare Medium Group, Inc. announced that it would restate its financial results for the fiscal year ended December 31, 2000 and for the fiscal quarters ended March 31, 2001 and September 30, 2000 to reflect the recognition of approximately $3.7 million of revenue in the first quarter of 2001 which was originally recognized in 2000.

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

     This amended Form 10-K/A includes the restated financial statements and does not update information contained in Rare Medium's previously filed Form 10-K/A unless otherwise indicated. Also included in this amended Form 10-K/A is certain selected quarterly information under the heading "Supplementary Quarterly Financial Information" that was not included in Rare Medium's previously filed Form 10-K/A.

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

     Leverage Our Relationship with Apollo. Affiliates of Apollo Advisors, LP, our largest shareholder, own approximately 44% of our outstanding common stock on a fully diluted basis as of December 31, 2000. Apollo has significant stakes in more than 50 medium to large traditional enterprises, in a wide range of industries including manufacturing, consumer products, financial services, media and telecommunications. Through our relationship with Apollo, we have been introduced to many of these "brick and mortar" businesses, and several of these companies are currently clients.

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

     Leverage Best Practices and Create Operational Efficiencies. We have implemented an enterprise-wide Intranet to facilitate corporate learning and knowledge transfer across our various offices. At the conclusion of our client engagements, our employees participate in post-engagement reviews where "lessons learned" are discussed, and new and innovative creative and technology techniques are harvested and catalogued on our Intranet. We leverage our experiences across our entire enterprise in order to allow us to achieve operational efficiencies.

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

Safety Tips                         July 2000                  11%      Information provider specializing in safety- and
                                                                        crime-related data.

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

     We had a loss before discontinued operations of $19.7 million, $49.5 million and $128.4 million for the years ended December 31, 1998, 1999 and 2000, respectively. Although we have experienced recent revenue growth, and had revenues of $106.5 million for the year ended December 31, 2000 compared to $36.7 million for the year ended December 31, 1999, in the current environment, we do not believe that this growth will be sustainable or indicative of future operating results. In addition, we have incurred substantial costs to expand and integrate our operations. Our ongoing integration costs from our prior acquisitions will include the combination of the financial, information and communications systems of the various companies that we have acquired and may acquire in the future. As a result of these and other costs, we may incur operating losses in the future, and we cannot assure you that we will attain profitability.

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

   Our venture investments are risky.

     An element of our strategy is to make selected minority equity investments in Internet start-up companies in which we already have equity positions or, in certain instances, in other companies we believe possess superior business models and are strategic to our business. As of December 31, 2000, we have venture investments in a total of 24 companies, with our equity stakes in these companies ranging from less than 1% to 32%. As of December 31, 2000, the aggregate cost of our venture investments totaled approximately $61.5 million. Decreases in the value of these companies will have an adverse effect on our business. Because we own less than a majority of the shares of these companies, we are not involved in the day-to-day operations of any of these companies and may not be able to control the policies or directions that these companies take.

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

     Assuming that all currently outstanding shares of our Series A convertible preferred stock are converted and all Series 1-A and Series 2-A warrants are exercised, affiliates of Apollo would own approximately 44% of our outstanding common stock. Additionally, Apollo's ownership interest in our company may increase upon its conversion of additional shares of Series A convertible preferred stock or its exercise of additional Series 1-A warrants received as in-kind dividends on its shares of Series A convertible preferred stock. Apollo currently owns all of the 977,838 outstanding shares of our Series A convertible preferred stock. As long as Apollo owns at least 100,000 shares of these securities, we are precluded from taking various corporate actions and entering into various transactions, without Apollo's consent. These corporate actions and transactions are described in our proxy statement for the stockholders' meeting held on August 19, 1999. In addition, as long as Apollo owns at least 100,000 shares of our Series A convertible preferred stock, the holders of the Series A convertible preferred stock, voting as a separate class, have the right to elect two of the members of our board of directors and have certain approval rights with respect to additional members of our board of directors in the event that the size of our board of directors is increased.

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


                                   PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     Our common stock trades on The Nasdaq National Market under the symbol "RRRR." Prior to February 15, 1996, our common stock was listed on The Nasdaq Small Cap Market. Based on quotations reported by Nasdaq, the range of high and low bids for our common stock for the two most recent fiscal years is as follows:

                                                  2000
                     4th Qtr      3rd Qtr      2nd Qtr    1st Qtr

High Bid:.......     $7 5/8       $17 7/8      $44 7/8    $94 3/4
Low Bid:........       1 5/16      5 5/32       12 1/2     27


                                                  1999
                     4th Qtr      3rd Qtr      2nd Qtr    1st Qtr

High Bid:.......     $44 1/16     $13 7/8      $20 1/8    $5 31/32
Low Bid:........       9 5/8       6 9/16       4 3/16     3 5/8

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

Item 6. Selected Financial Data

     The following historical selected financial data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from financial statements that have been audited by our independent accountants. There were no cash dividends paid to holders of our common stock in any of these years. The data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. The format of prior year data has been conformed to reflect the accounting for discontinued operations. The financial data as of and for the year ended December 31, 2000 has been amended to reflect the impact of the restatement as discussed in Note 2 to our financial statements.



                                                                            Year Ended December 31,

                                                   1996             1997        1998          1999             2000
                                                   ----             ----        ----          ----             ----
                                                                                                          (Restated)
                                                                        (In thousands except share data)
Statement of Operations Data:
Revenues                                            $--             $--         $4,688        $36,694        $106,472
Cost of revenues                                     --              --          3,610         19,650          66,100
                                                     --              --          -----         ------          ------

   Gross profit                                      --              --          1,078         17,044          40,372
                                                     --              --          -----         ------          ------

Expenses:
   Sales and marketing                               --              --            897          5,450          25,800
   General and administrative                     1,546           1,992          5,673         32,407          92,002
   Depreciation and amortization                     --              --         12,584         25,993          49,360
                                                     --              --         ------         ------          ------

     Total expenses                               1,546           1,992         19,154         63,850         167,162
                                                  -----           -----         ------         ------         -------

Loss from operations                             (1,546)         (1,992)       (18,076)       (46,806)       (126,790)
Interest income (expense), net                      686             493         (1,279)        (1,396)         10,248
Loss on investments in affiliates                    --              --             --         (1,468)        (11,103)
Other income (expense)                               --              --             --            200            (777)
                                                     --              --             --            ---         -------

Loss before taxes and discontinued
   operation                                       (860)         (1,499)       (19,355)       (49,470)       (128,422)
   Income tax expense                                --              --            355             --             --
                                                     --              --            ---             --             --

     Loss before discontinued operation            (860)         (1,499)       (19,710)       (49,470)       (128,422)
                                                   -----         -------       --------       --------       ---------

Discontinued operation:
   Loss from discontinued operation              (6,295)        (11,985)        (5,166)            --              --
   Gain on restructuring Engelhard/ICC               --              --         24,257             --              --
                                                     --              --         ------             --              --

     (Loss) income from discontinued
        operation                                (6,295)        (11,985)        19,091             --              --
                                                 -------        --------        ------             --              --

Net loss                                         (7,155)        (13,484)          (619)       (49,470)       (128,422)
   Deemed dividend attributable to
     issuance of convertible preferred
     stock                                           --              --             --        (29,879)             --
   Cumulative dividends and accretion of
     convertible preferred stock to
     liquidation value                              (49)             --             --        (13,895)        (22,718)
                                                    ----             --             --        --------        --------

Net loss attributable to common
   stockholders                                 $(7,204)       $(13,484)         $(619)      $(93,244)      $(151,140)
                                                ========       =========         ======      =========      ==========


Basic and diluted (loss) earnings per share:
   Continuing operations.                        $(0.04)         $(0.07)        $(0.78)        $(2.55)         $(2.83)
   Discontinued operation                         (0.31)          (0.56)          0.76             --              --
                                                  ------          ------          ----             --              --

Net loss per share                               $(0.35)         $(0.63)        $(0.02)        $(2.55)         $(2.83)
                                                 =======         =======        =======        =======         =======


Basic weighted average common shares
   outstanding                               20,332,952      21,339,635     25,282,002     36,625,457      53,488,951
                                             ==========      ==========     ==========     ==========      ==========




                                                                             December 31,
                                                                             ------------
                                                                           (in thousands)

                                                      1996         1997        1998         1999          2000
                                                      ----         ----        ----         ----          ----
                                                                                                       (Restated)
Balance Sheet Data:
Cash, cash equivalents, and short-term
     investments                                     $9,641       $1,257        $918      $28,540      $157,483
Investments in affiliates                                --           --          --       26,467        48,016
Total assets                                         12,251        4,522      44,743      160,423       317,491
Notes payable, less current portion                      --           --      10,592          997            --
Total liabilities                                     2,180        7,584      14,921       19,208        40,761
Series A convertible preferred stock                     --           --          --       36,224        47,621
Stockholders' equity (deficit)                       10,071       (3,062)     29,822      104,991       229,109


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements. The discussion has been amended to reflect the impact of the restatement of our financial statements for the year ended December 31, 2000 as discussed in
Note 2 to the consolidated financial statements included elsewhere herein.

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

     Our operating results are primarily driven by the Internet services business. We evaluate the performance of this business as a separate segment. Revenue and loss before interest, taxes, depreciation and amortization are used to measure and evaluate our financial results and make relative comparisons to other entities that operate within the Internet services industry. Our Internet service business revenue, including revenue from services provided to our consolidated subsidiaries, increased to $117.3 million in 2000 from $36.9 million in 1999. This increase in revenue from the prior year was achieved primarily through organic growth. Loss before interest, taxes, depreciation and amortization increased from $6.5 million in 1999 to $8.3 million in 2000. This increase is due to additional costs necessary to support the expansion of our business throughout 2000.

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

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

     Revenues for the year ended December 31, 2000 increased to $106.5 million from $36.7 million for the year ended December 31, 1999, an increase of $69.8 million. This increase reflects increases in both the number and relative size of client engagements, which has been facilitated by increases in our billable employees substantially as a result of our aggressive hiring strategy during 1999 and the first half of 2000 and, to a lesser extent, acquisitions. Our incubator companies generated revenues totaling $7.8 million in the year ended December 31, 2000, compared to $1.6 million in the year ended December 31, 1999.

Cost of Revenues

     Cost of revenues for the year ended December 31, 2000 increased to $66.1 million from $19.7 million for the year ended December 31, 1999, an increase of $46.4 million. This increase is due primarily to a substantial increase in additional personnel in our Internet services business. Cost of revenues as a percentage of revenue related to our Internet services business amounted to 51.3% for the year ended December 31, 2000. The increase in cost of revenues also reflects $5.9 million of costs related to our incubator businesses.

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

Net Loss

     For the year ended December 31, 2000, we recorded a net loss of $128.4 million. Excluding $49.4 million in amortization and depreciation, the net loss was $79.0 million. The loss was primarily due to the factors described in "Cost of Revenues," "General and Administrative Expense" and "Sales and Marketing Expense."

     Included in net loss attributable to common shareholders of $151.1 million was $22.7 million of non-cash deemed dividends and accretion related to issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock, and to the accretion of the carrying amount of the Series A convertible preferred stock up to its face redemption amount over 13 years.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

                      Condensed Statements of Operations

                                                          Year Ended
                                                          December 31,
                                                       ------------------
                                                       1998          1999
                                                       ----          ----
                                                    Unaudited       Actual
                                                    Pro Forma
                                                       (In thousands)

Revenues                                              $5,830       $36,694
Cost of revenues                                       4,489        19,650
                                                       -----        ------

   Gross profit                                        1,341        17,044
                                                       -----        ------

Expenses:
   Sales and marketing                                   897         5,450
   General and administrative                          6,210        32,407
   Depreciation and amortization                      12,627        25,993
                                                      ------        ------

   Total expenses                                     19,734        63,850
                                                      ------        ------

Loss from operations                                 (18,393)      (46,806)
Interest expense, net                                 (1,383)       (1,396)
Loss on investments in affiliates                         --        (1,468)
Other income                                              --           200
                                                          --            --

Loss before taxes and discontinued operation         (19,776)      (49,470)
                                                     --------      --------

Income tax expense                                       355            --
                                                          --            --

Loss before discontinued operation                   (20,131)      (49,470)
Discontinued operation:
   Loss from discontinued operation                   (5,166)           --
   Gain on restructuring of Englehard/ICC             24,257            --
                                                      ------            --

Income from discontinued operation                    19,091            --
                                                      ------            --

Net loss                                              (1,040)      (49,470)
Deemed dividend attributable to
 issuance of convertible preferred stock                  --       (29,879)
Cumulative dividends and accretion of
 convertible preferred stock to
 liquidation value                                        --       (13,895)
                                                          --      --------

Net loss attributable to common stockholders         $(1,040)     $(93,244)
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

Net Loss

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

     Cash used in operating activities was $65.9 million for the year ended December 31, 2000 and resulted primarily from the net loss of $128.4 million, offset by non-cash charges of $56.0 million (which consists of depreciation, amortization, loss on investments in affiliates and investment in affiliates received for services rendered) and changes in working capital.

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

Supplementary Unaudited Quarterly Financial Information

                                        1999                                               2000
                   -----------------------------------------------    ------------------------------------------------
                      Q1           Q2          Q3           Q4          Q1           Q2           Q3           Q4
                   ---------    ---------    --------    ---------    --------    ---------    ---------    ----------
                                                                                               (Restated)   (Restated)
                                                  (In thousands, except per share data)
Revenue              $2,589       $5,155     $11,337      $17,613     $23,816      $27,706      $28,876       $26,074
Gross profit          1,209        2,147       5,354        8,334      10,755       11,043       11,077         7,497
Net loss             (6,851)     (11,542)    (10,845)     (20,232)    (21,193)     (27,700)     (33,171)      (46,358)
Basic and
  diluted loss
  per share           (0.22)       (1.19)      (0.37)       (0.73)      (0.74)       (0.66)       (0.65)        (0.78)

Revenue has been reduced by approximately $544,000 and $3.1 million for Q3 and Q4 2000, respectively, to reflect the impact of the restatement as discussed in Note 2 to our financial statements.

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

Item 11.  EXECUTIVE COMPENSATION

        The following Summary Compensation Table sets forth, for the three years ended December 31, 2000, the compensation for services in all capacities earned by the Company's Chief Executive Officer and its next most highly compensated executive officers.

   The following Summary Compensation Table sets forth, for the three years ended December 31, 2000, the compensation for services in all capacities earned by the Company's Chief Executive Officer and its next four most highly compensated executive officers.

Summary Compensation Table

                                                                          Restricted  Securities
                                                                Other     Stock       Underlying   LTIP
                                                               Annual     Award(s)    Options/SARs Payouts    All Other
Name and Principal Position    Year     Salary      Bonus    Compensation    ($)          (#)        ($)     Compensation
---------------------------    ----     ------      -----    ------------ ----------  ------------ -------   ------------
Glenn S. Meyers                2000   $267,400     $1,469,090  $18,000(1)        --           --        --        --
   Chairman and                1999    257,192      2,157,889   17,600(1)        --           --        --        --
   Chief Executive Officer     1998    178,082         35,193   20,000(1)        --    2,000,000        --        --

Suresh V. Mathews              2000    233,308            --        --           --      250,000        --    $1,760  (2)
   President and               1999    208,558            --        --           --    1,000,000        --     1,514  (2)
   Chief Operating Officer

Jeffrey J. Kaplan              2000    227,492         65,000   16,978  (1)      --           --        --     2,303  (2)
   Former Executive Vice       1999     64,039            --     3,850  (1)      --      350,000        --        --
   President
   and Chief Financial
   Officer (3)

Robert C. Lewis                2000    128,692         40,000       --           --           --        --     2,625  (2)
   Vice President, General     1999    110,135            --        --           --       68,000        --     2,500  (2)
   Counsel and Secretary       1998     47,596            --        --           --       32,000        --        --

Craig C. Chesser               2000    133,961         40,000    6,000  (1)      --       25,000        --     2,625  (2)
   Vice President Finance      1999    118,692         10,000    3,000  (1)      --       32,500        --     2,500  (2)
   and Treasurer
                               1998     43,846            --        --           --       17,500        --        --

Michael A. Hultberg            2000    145,000         40,000       --           --           --        --        --
   Vice President and          1999     25,096            --        --           --       75,000        --        --
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

Option SAR Grants in the Last Year

                                              Percent of
                                                 Total
                                 Number of   Options/SARs                       Potential Realizable
                                Securities    Granted to   Exercise             Value at Assumed Annual
                                Underlying     Employees   or Base              Rates of Stock Appreciation
                              Options /SARs   in Fiscal    Price     Expiration for Option Term
           Name                  Granted       Year (1)    ($/Share)   Date         5%            10%
           ----               -------------   ------------ ---------   ----        ---            ---

Glenn S. Meyers                    --            0.0%            N/A      N/A          N/A          N/A
Suresh V. Mathews             250,000  (2)       2.1%        $15.313  7/19/05   $1,057,640   $2,337,109
                                       (3)
Jeffrey J. Kaplan (5)              --            0.0%            N/A      N/A          N/A          N/A
Robert C. Lewis                    --            0.0%            N/A      N/A          N/A          N/A
Craig C. Chesser               25,000  (4)       0.2%        $14.500  7/26/05      100,152      221,310
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

Aggregated Option/SAR Exercises in the Last Year and Year-End Option/SAR Values

                                                                 Number of            Value of
                                 Number of                       Securities         Unexercised
                                 Securities                      Underlying         In-the-Money
                                 Underlying                   Options/SARs at     Options/SARs at
                                Options/SARs                   Fiscal Y/E (#)        Fiscal Y/E
                                Acquired on       Value        Exercisable/        Exercisable/
Name                            Exercise (#)     Realized      Unexercisable       Unexercisable
----                            ------------     --------      --------------      -------------
Glenn S. Meyers                      --                --        466,666/933,334        0/0
Suresh V. Mathews                19,569          $262,029      230,431/1,000,000        0/0
Craig C. Chesser                     --                --          33,334/25,000        0/0
Michael A. Hultberg                  --                --          25,000/50,000        0/0
Jeffrey J. Kaplan(1)                 --                --         87,500/262,500        0/0


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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

   The following table and notes thereto set forth certain information, as of April 17, 2001 (except as noted otherwise), regarding beneficial ownership of the shares of Common Stock of the Company by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's names executive officers under the Summary Compensation Table under the heading "Executive Compensation," (iii) each director and nominee for director, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the Stockholders listed possess sole voting and investment power with respect to the shares indicated as owned by them.


                                                                                     Number of Shares of
                                                                                         Common Stock
                                                                                     Beneficially Owned    Percentage
           Name and Address                               Position                           (1)            of Class
           ----------------                               --------                   ------------------     --------
Glenn S. Meyers                          Chairman and Chief Executive Officer               633,333           1.0%  (2)
Suresh V. Mathews                        President and Chief Operating Officer              583,333              *  (3)
Jeffrey J. Kaplan (5)                    Former Executive Vice President and Chief           87,500              *  (6)
                                         Financial Officer
Robert C. Lewis                          Vice President, General Counsel and                 95,000              *
                                         Secretary
Craig C. Chesser                         Vice President Finance and Treasurer                50,000              *  (4)
Michael A. Hultberg                      Vice President and Controller                       25,000              *  (2)
Jeffrey M. Killeen                       Director                                            50,000              *  (2)
William Stasior                          Director                                            50,000              *  (2)
Andrew D. Africk                         Director                                        39,982,019          44.0%  (7)
   c/o Rare Medium Group, Inc.
   565 Fifth Avenue, 29th Floor
   New York, New York 10017
Marc J. Rowan                            Director                                        39,982,019          44.0%  (8)
   c/o Rare Medium Group, Inc.
   565 Fifth Avenue, 29th Floor
   New York, New York 10017
Michael S. Gross                         Director                                        39,957,019          44.0%  (9)
   c/o Rare Medium Group, Inc.
   565 Fifth Avenue, 29th Floor
   New York, New York 10017
Apollo Investment Fund IV, L.P.                                                          39,932,019          43.9%  (10)
   Two Manhattanville Road
   Purchase, New York 10577
All executive officers, directors and                                                    41,664,518          45.0%  (11)
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

(6) Represents shares of Common Stock that Mr. Kaplan can acquire pursuant to stock options that vested thorugh February 14, 2001.

(7) Includes an aggregate of (i) 12,709,499 shares of Common Stock acquired through the exercise of Series 1-A warrants and (ii) 27,222,520 shares of Common Stock issuable to Apollo Investment Fund IC, L.P., Apollo
     Overseas Partners IV, L.P. and AIF IV/RRRR LLC (collectively, the
     "Apollo Stockholders") upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Africk is a principal of Apollo Advisors IV, L.P, which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Africk disclaims beneficial ownership of such shares. Includes options to purchase 50,000 shares of Common Stock that are exercisable within 60 days of April 17, 2001.

(8) Includes an aggregate of (i) 12,709,499 shares of Common Stock acquired through the exercise of Series 1-A warrants and (ii) 27,222,520 shares of Common Stock issuable to the Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Rowan is a principal of Apollo Advisors IV, L.P, which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr.
     Rowan disclaims beneficial ownership of such shares. Includes options to purchase 50,000 shares of Common Stock that are exercisable within 60 days of April 17, 2001.

(9) Includes an aggregate of (i) 12,709,499 shares of Common Stock acquired through the exercise of Series 1-A warrants and (ii) 27,222,520 shares of Common Stock issuable to the Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Gross is a principal of Apollo Advisors IV, L.P, which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr.
     Gross disclaims beneficial ownership of such shares. Includes options to purchase 25,000 shares of Common Stock that are exercisable within 60 days of April 17, 2001.

(10) Represents the aggregate of (i) 12,709,499 shares of Common Stock acquired through the exercise of Series 1-A warrants and (ii) 27,222,520 shares of Common Stock issuable upon conversion of the aggregate of 996,171 shares of the Company's Series A Preferred Stock and the exercise of an aggregate of 53,998 Series 1-A warrants and 12,262,542
     Series 2-A warrants held by the Apollo Stockholders. Assuming conversion of all the Series A Preferred Stock and the exercise of all the Series
     1-A warrants and Series 2-A warrants held by the Apollo Stockholders, such 39,932,019 shares of Common Stock would consist of 30,581,609 shares of Common Stock beneficially owned by Apollo Investment Fund IV,
     L.P., 1,640,071 shares of Common Stock beneficially owned by Apollo
     Overseas Partners IV, L.P. and 7,710,339 shares of Common Stock beneficially owned by AIF IV/RRRR LLC. The holders of the Company's
     Series A Preferred Stock are only entitled to an aggregate of 9,750,000 votes with respect to the Series A Preferred Stock as of April 17, 2001, or 9.79 votes per share of Series A Preferred Stock. Messrs. Africk,
     Rowan and Gross, directors of the Company and associated with Apollo
     Advisors IV, L.P., disclaim beneficial ownership of the share held by the Apollo Stockholders.

(11) Messrs. Africk, Rowan and Gross, directors of the Company and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of shares held by the Apollo Stockholders. See footnote numbers 7, 8 and 9 above.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

EMPLOYMENT AGREEMENTS

        For a description of the employment agreements between the Company and certain executive officers, please see the descriptions in Item 11 under the heading "Executive Compensation - Employment Contracts and
Change-in-Control Arrangements."
                                   PART IV

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

                  (vii)  Schedule II--Valuation and Qualifying Accounts.

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

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2000.

                                                                 /s/ KPMG LLP

New York, New York
February 14, 2001, except
for Note 2 which is as
of June 22, 2001


                            RARE MEDIUM GROUP, INC
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1999 and 2000

                                                   (in thousands except share data)
                                                                                        1999                   2000
                                                                                        ----                   ----
                                                                                                           (Restated -
                                                                                                           See Note 2)
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                              $28,540          $113,018
   Short-term investments                                                                      --            44,465
                                                                                               --            ------
      Total cash, cash equivalents, and short-term investments                             28,540           157,483

   Accounts receivable, net of allowance for doubtful accounts of $545 and $3,241          12,601            21,952
   Work in process                                                                          3,171             5,426
   Prepaid expenses and other current assets                                                3,608             5,402
                                                                                            -----             -----

        Total current assets                                                               47,920           190,263

Property and equipment, net                                                                12,100            28,740
Investments in affiliates                                                                  26,467            48,016
Goodwill and intangibles, net                                                              72,552            49,061
Other assets                                                                                1,384             1,411
                                                                                            -----             -----

        Total assets                                                                     $160,423          $317,491
                                                                                         ========          ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                        $7,097           $10,740
   Accrued liabilities                                                                      5,759            16,746
   Deferred revenue                                                                         3,044             3,778
   Current portion of note payable--related parties                                           997                --
   Notes payable                                                                              579               130
                                                                                              ---               ---

        Total current liabilities                                                          17,476            31,394

Note payable--related parties                                                                 997                --
Other noncurrent liabilities                                                                  735             9,367
                                                                                              ---             -----

        Total liabilities                                                                  19,208            40,761
                                                                                           ------            ------

Series A Convertible Preferred Stock, $.01 par value, net of unamortized
   discount of $54,558 and $50,162                                                         36,224            47,621

Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
      907,820 shares as Series A Convertible Preferred Stock at December 31,
      1999 and 977,838 shares at December 31, 2000                                             --                --
   Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 42,893,357 shares at December 31, 1999 and  63,676,074
      shares at December 31, 2000                                                             429               637
   Additional paid-in capital                                                             252,074           528,958
   Accumulated other comprehensive income (loss)                                              937           (1,127)
   Note receivable from shareholder                                                         (230)                --
   Accumulated deficit                                                                  (148,048)         (299,188)
   Treasury stock, at cost, 66,227 shares                                                   (171)             (171)
                                                                                            -----             -----

        Total stockholders' equity                                                        104,991           229,109
                                                                                          -------           -------

           Total liabilities and stockholders' equity                                    $160,423          $317,491
                                                                                         ========          ========

See accompanying notes to consolidated financial statements.


                                          RARE MEDIUM GROUP, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                            For the Years Ended December 31, 1998, 1999 and 2000
                                      (in thousands except share data)

                                                                             1998           1999            2000
                                                                             ----           ----            ----
                                                                                                          (Restated-
                                                                                                          See Note 2)
Revenues                                                                     $4,688         $36,694         $106,472
Cost of revenues                                                              3,610          19,650           66,100
                                                                              -----          ------           ------

   Gross profit                                                               1,078          17,044           40,372
                                                                              -----          ------           ------

Expenses:
   Sales and marketing                                                          897           5,450           25,800
   General and administrative                                                 5,673          32,407           92,002
   Depreciation and amortization                                             12,584          25,993           49,360
                                                                             ------          ------           ------

        Total expenses                                                       19,154          63,850          167,162
                                                                             ------          ------          -------

Loss from operations                                                        (18,076)        (46,806)        (126,790)
Interest (expense) income, net                                               (1,279)         (1,396)          10,248
Loss on investments in affiliates                                                --          (1,468)         (11,103)
Other income (expense)                                                           --             200             (777)
                                                                                 --             ---            -----

Loss before taxes and discontinued operation                                (19,355)        (49,470)        (128,422)
   Income tax expense                                                           355              --               --
                                                                                ---              --               --

        Loss before discontinued operation                                  (19,710)        (49,470)        (128,422)
                                                                            --------        --------        ---------

Discontinued operation:
   Loss from discontinued operation                                          (4,538)              --               --
   Gain on restructuring of Engelhard/ICC                                    24,257               --               --
   Loss on sale of FAS                                                         (628)              --               --
                                                                              -----               --               --

   Income from discontinued operation                                        19,091              --               --
                                                                             ------              --               --

Net loss                                                                       (619)        (49,470)        (128,422)
   Deemed dividend attributable to issuance
      of convertible preferred stock                                             --         (29,879)              --
   Cumulative dividends and accretion of convertible
      preferred stock to liquidation value                                       --         (13,895)         (22,718)
                                                                                 --        --------         --------

Net loss attributable to common stockholders                                  $(619)       $(93,244)       $(151,140)
                                                                             ======       =========       ==========


Basic and diluted loss per share:
   Continuing operations                                                     $(0.78)         $(2.55)          $(2.83)
   Discontinued operation                                                      0.76              --               --
                                                                               ----              --               --

Net loss per share                                                           $(0.02)         $(2.55)          $(2.83)
                                                                            =======         =======          =======


Basic weighted average common shares outstanding                         25,282,002      36,625,457       53,488,951
                                                                         ==========      ==========       ==========


See accompanying notes to consolidated financial statements.






                                            RARE MEDIUM GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the Years Ended December 31, 1998, 1999 and 2000
                                                 (in thousands)

                                                                              1998          1999            2000
                                                                              ----          ----            ----
                                                                                                          (Restated-
                                                                                                          See Note 2)
Cash flows from operating activities:
   Net loss                                                                    $(619)      $(49,470)       $(128,422)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Gain of restructuring of Engelhard                                     (24,257)            --               --
      Depreciation and amortization                                           12,584         25,993           49,360
      Loss on investments in affiliates                                          133          1,469           11,103
      Common stock and stock options issued for services rendered                590             30               --
      Investments in affiliates received for services rendered                    --             --           (4,442)
      Loss on disposition of FAS                                                 628             --               --
      Interest expense paid in notes and stock                                 1,140          2,630               --
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                                      423         (8,527)         (10,975)
        Work in process                                                           --         (2,902)          (2,256)
        Prepaid expenses and other assets                                        277         (1,624)          (2,804)
        Deferred revenue                                                         309          1,383              734
        Accounts payable, accrued and other liabilities                          109         (1,013)          21,836
                                                                                 ---        -------           ------

           Net cash used in operating activities                              (8,683)       (32,031)         (65,866)
                                                                             -------       --------         --------

Cash flows from investing activities:
   Cash paid for acquisitions, net of cash acquired
      and acquisition costs                                                  (10,592)        (2,924)            (260)
   Cash paid for investments in affiliates                                        --        (27,076)         (27,563)
   Purchases of property and equipment, net                                     (912)        (8,792)         (24,491)
   Purchase of short-term investments, net                                        --             --          (44,465)
   Cash received in connection with restructuring
      of Engelhard/ICC                                                        18,864             --               --
   (Issuance) repayment of note receivable                                        --         (1,100)           1,000
   Net cash received in connection with sale of
      majority interest in FAS                                                   973             --               --
                                                                                 ---             --               --

           Net cash provided by (used in) investing activities                 8,333        (39,892)         (95,779)
                                                                               -----        --------         --------

Cash flows from financing activities:
   Proceeds from issuance of convertible debenture                                --          6,000               --
   Proceeds from issuance of convertible preferred stock, net of
      costs                                                                       --         82,998               --
   Proceeds from issuance of common stock, net of costs                           --             --          240,923
   Proceeds from issuance of common stock in connection with
      exercise of warrants and options                                           118         11,792            6,115
   Repayment of borrowings, net                                                 (108)        (1,245)            (915)
                                                                               -----        -------            -----

           Net cash provided by financing activities                              10         99,545          246,123
                                                                                  --         ------          -------

Net (decrease) increase in cash and cash equivalents                            (340)        27,622           84,478
Cash and cash equivalents, beginning of period                                 1,258            918           28,540
                                                                               -----            ---           ------

Cash and cash equivalents, end of period                                        $918        $28,540          113,018
                                                                                ====        =======          =======

Supplemental disclosures of cash flow information:
   Interest paid                                                                $374           $609              $--
                                                                                ====           ====              ===

   Income taxes paid                                                             $--           $355              $--
                                                                                 ===           ====              ===


See accompanying notes to consolidated financial statements.


(part 1 of 2)                                   RARE MEDIUM GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF CHANGES IN
                                         STOCKHOLDERS' EQUITY (DEFICIT)
                                For the Years Ended December 31, 1998, 1999 and 2000

                                         (in thousands except share data)

                                                                                                      Accumulated
                                                                                     Additional          Other
                                                   Preferred       Common Stock        Paid-In        Comprehensive
                                                     Stock        ($.01 par value)     Capital           Income


Balance, January 1, 1998                                $--           $215             $51,309            $--
  Net loss                                               --             --                  --             --
  Issuance of 5,775,003 shares of common stock for
    acquired businesses                                  --             58              19,988             --
  Issuance of 3,145,709 shares of common stock for
    conversion of debt and accrued interest              --             31              12,717             --
  Issuance of 55,800 shares of common stock
    through exercise of stock options and warrants       --              1                 118             --
  Issuance of 200,000 shares of common stock and
    options for services rendered                        --              2                 588             --
                                                         --              -                 ---             --

Balance, December 31, 1998                               --            307              84,720             --
  Comprehensive loss:
    Net loss                                             --             --                  --             --
    Other comprehensive income:
      Net unrealized gain arising during period          --             --                  --            937

         Total comprehensive loss
  Issuance of 4,977,923 shares of common stock in
    connection with acquired businesses                  --             50              47,918             --
  Issuance of 3,054,362 shares of common stock for
    conversion of debt and accrued interest              --             30              17,109             --
  Issuance of 2,489 shares of common stock for
    services rendered                                    --             --                  30             --
  Issuance of 4,161,755 shares of common stock
    through exercise of stock options and warrants       --             42              11,750             --
  Value of warrants issued in connection with the
    Series A preferred stock                             --             --              53,118             --
  Intrinsic value of beneficial conversion feature of
    Series A preferred stock and pay-in-kind             --             --              37,429             --
  Deemed dividends and accretion of preferred stock      --             --                  --             --
                                                         --             --                  --             --

Balance, December 31, 1999                               --            429             252,074            937
  Comprehensive loss:
    Net loss (restated - See Note 2)                     --             --                  --             --
    Other comprehensive loss:
      Net unrealized loss arising during period          --             --                  --         (1,871)
      Net foreign exchange loss arising during period    --             --                  --           (193)
         Total comprehensive loss (restated - See Note 2)
  Issuance of 862,721 shares of common stock in
    connection with acquired businesses                  --              9              16,730             --
  Issuance of 2,500,000 shares of common stock in
    private placement                                    --             25              65,690             --
  Issuance of 3,000,000 shares of common stock in
    public offering                                      --             30             175,178             --
  Issuance of 53,160 shares of common stock for
    for conversion of debt                               --              1               1,993             --
  Issuance of 14,366,836 shares of common stock
    through exercise of stock options and warrants       --            143               5,972             --
  Forgiveness of note receivable from shareholder        --             --                  --             --
  Intrinsic value of beneficial conversion feature of
    Series A preferred stock and pay-in-kind dividends   --             --              11,321             --
  Deemed dividends and accretion of preferred stock      --             --                  --             --
                                                         --             --                  --             --

Balance, December 31, 2000 (restated - See Note 2)      $--           $637            $528,958        $(1,127)
                                                        ===           ====            ========        ========




See accompanying notes to consolidated financial statements.



(part 2 of 2)                                 RARE MEDIUM GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF CHANGES IN
                                           STOCKHOLDERS' EQUITY (DEFICIT)
                                For the Years Ended December 31, 1998, 1999 and 2000

                                         (in thousands except share data)

                                                             Note
                                                          Receivable                    Treasury           Total
                                                             From        Accumulated      Stock          Stockholders'
                                                           Officer        Deficit        at Cost      Equity (Deficit)

Balance, January 1, 1998                                    $(230)        $(54,185)       $(171)           $(3,062)
  Net loss                                                     --             (619)          --               (619)
  Issuance of 5,775,003 shares of common stock for
    acquired businesses                                        --               --           --             20,046
  Issuance of 3,145,709 shares of common stock for
    conversion of debt and accrued interest                    --               --           --             12,748
  Issuance of 55,800 shares of common stock
    through exercise of stock options and warrants             --               --           --                119
  Issuance of 200,000 shares of common stock and
    options for services rendered                              --               --           --                590
                                                               --               --           --                ---

Balance, December 31, 1998                                   (230)         (54,804)        (171)            29,822
  Comprehensive loss:
    Net loss                                                   --          (49,470)          --            (49,470)
    Other comprehensive income:
      Net unrealized gain arising during period                --               --           --                937
                                                                                                               ---
         Total comprehensive loss                                                                          (48,533)
  Issuance of 4,977,923 shares of common stock in
    connection with acquired businesses                        --               --           --             47,968
  Issuance of 3,054,362 shares of common stock for
    conversion of debt and accrued interest                    --               --           --             17,139
  Issuance of 2,489 shares of common stock for
    services rendered                                          --               --           --                 30
  Issuance of 4,161,755 shares of common stock
    through exercise of stock options and warrants             --               --           --             11,792
  Value of warrants issued in connection with the
    Series A preferred stock                                   --               --           --             53,118
  Intrinsic value of beneficial conversion feature of
    Series A preferred stock and pay-in-kind                   --               --           --             37,429
  Deemed dividends and accretion of preferred stock            --          (43,774)          --            (43,774)
                                                               --         --------           --           --------

Balance, December 31, 1999                                   (230)        (148,048)        (171)           104,991
  Comprehensive loss:
    Net loss (restated - See Note 2)                           --         (128,422)          --           (128,422)
    Other comprehensive loss:
      Net unrealized loss arising during period                --               --           --             (1,871)
      Net foreign exchange loss arising during period          --               --           --               (193)
         Total comprehensive loss (restated - See Note 2)                                                 (130,486)
  Issuance of 862,721 shares of common stock in
    connection with acquired businesses                        --               --           --             16,739
  Issuance of 2,500,000 shares of common stock in
    private placement                                          --               --           --             65,715
  Issuance of 3,000,000 shares of common stock in
    public offering                                            --               --           --            175,208
  Issuance of 53,160 shares of common stock for
    for conversion of debt                                     --               --           --              1,994
  Issuance of 14,366,836 shares of common stock
    through exercise of stock options and warrants             --               --           --              6,115
  Forgiveness of note receivable from shareholder             230               --           --                230
  Intrinsic value of beneficial conversion feature of
    Series A preferred stock and pay-in-kind dividends         --               --           --             11,321
  Deemed dividends and accretion of preferred stock            --          (22,718)          --            (22,718)
                                                               --         --------           --           --------

Balance, December 31, 2000 (restated - See Note 2)            $--        $(299,188)       $(171)          $229,109
                                                              ===       ==========        ======          ========




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

     The Company restructured its former climate control systems business in February 1998 and combined it with Rare Medium in April 1998. Since April 1998, the Company acquired a number of other Internet solutions companies. In October 1998, the Company disposed of its former climate control systems operations (see Note 3). In March 1999, the Company changed its name to "Rare Medium Group, Inc."

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

   ePrize

     ePrize is an online sweepstakes, direct marketing and promotions company that offers end-to-end solutions for customer acquisition and retention. ePrize uses its patent-pending Pooled eDrawings to help clients attract new visitors to websites, increase retention and build long-term online customer relationships. ePrize professionals help clients design, administer and maintain successful online sweepstakes and other promotional online efforts. Clients of ePrize include Ameritech, the New York Times, CBS, Chase Bank, and Mercedes-Benz. The Company acquired ePrize in December 1999 and owns approximately 80% on a fully diluted basis.

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


                           RARE MEDIUM GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(1)  Summary of Significant Accounting Policies--(Continued)

     (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Included in cash and cash equivalents is restricted cash amounting to $748,880 at December 31, 2000 (see Note 16).

      (c)Short-Term Investments

     The Company classifies investments in short-term debt securities as held to maturity. These investments are diversified among high credit quality securities in accordance with the Company's investment policy. The Company has both the intent and ability to hold these securities to maturity. The cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity over the contractual life of the security. Such amortization and accretion are included in interest income.

     (d) Property and Equipment

     The Company uses the straight-line method of depreciation. The estimated useful lives of property and equipment are as follows:
                                                                   Years
          Computer equipment and software......................    3 to 5

          Furniture and fixtures...............................    5 to 7

     Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter.

     (e) Goodwill and Intangibles

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, which is typically three years. The Company periodically assesses the recoverability of the cost of its goodwill based upon estimated future profitability of the related operating entities. The agreements pursuant to which the Company acquired certain companies (see Note
3) include provisions that could require the Company to issue additional shares if certain performance targets are met. The value of any such shares issued will be added to the goodwill related to such acquisition and amortized over the remainder of that goodwill's useful life. Accumulated amortization amounted to $36.5 million and $77.3 million at December 31, 1999 and 2000, respectively.

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

     (i) Stock Option Plans

     The Company accounts for its stock option plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123 (see Note 13).

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

     (l) Fair Value of Financial Instruments

     The fair value of cash and cash equivalents, short-term investments, accounts receivables and notes payable approximate book value. The fair value of long-term notes payable approximated market value based on the recent exchange offerings completed in 1998 and 1999 (see Note 9).

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

     Concentration of credit risk with respect to receivables is limited due to the geographically diverse customer base. The Company routinely assesses the financial strength of its customers and does not require collateral or other security to support customer receivables. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts. There are two customers whose individual balance accounts for more than 10% of the net receivable balance at December 31, 2000. Combined, these two customers accounted for approximately 34% of net receivables at December 31, 2000.

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

(2)  Restatement

On June 26, 2001, the Company announced that it would restate its financial results for the fiscal year ended December 31, 2000 and for the fiscal quarters ended March 31, 2001 and September 30, 2000 to reflect the recognition of approximately $3.7 million of revenue in the first quarter of 2001 which was originally recognized in 2000.

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

As a result of the restatement, net accounts receivable and work in process as of December 31, 2000 decreased approximately $1.7 million and $2.0 million, respectively. The effect on the results of operations are as follows (in thousands, except per share data):

                                       For the Year Ended December 31, 2000
                                      ---------------------------------------
                                          As Reported          As Restated
                                      ------------------    -----------------
    Revenues                                  $110,149             $106,472
    Loss from operations                      (123,113)            (126,790)
    Net loss                                  (124,745)            (128,422)
    Basic and diluted loss per share             (2.76)               (2.83)



                           RARE MEDIUM GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(3)  Business Transactions

     (a) Acquisitions

     In April 1998, the Company acquired all of the issued and outstanding shares of capital stock of Rare Medium. As consideration for the purchase of Rare Medium, the Company issued 4,269,000 shares of Common Stock valued at approximately $14.0 million, paid $10.0 million in cash and issued a secured promissory note in the principal amount of $22.2 million (see Note 9). The Company has accounted for this transaction under the purchase method of accounting. The aggregate purchase price, including acquisition costs, exceeded the fair value of Rare Medium's net assets by $45.7 million. This amount has been allocated to goodwill and is being amortized using the straight line method over three years. Included in the accompanying statements of operations are the results of Rare Medium since the date of acquisition.

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

                                           Date of              Number of            Purchase           Gross
             Acquisition                 Acquisition           Shares Issued          Price            Goodwill

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

In November 1999, the Company acquired 25% of the common shares, on a fully diluted basis, of College Media, Inc. ("CMJ"). Total consideration amounted to approximately $4.9 million representing $1.0 million in cash and 180,860 shares of the Company's common stock. At such time, the Company also agreed to merge its 96% owned subsidiary, Changemusic.com with CMJ to form ChangeMusic Network, Inc. ("ChangeMusic"). Additionally, the Company acquired 1,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share of ChangeMusic ("ChangeMusic Preferred Stock") and a warrant to purchase up to an additional 1,000 shares of ChangeMusic Preferred Stock at a price of $8,400 per share. The consideration price for the ChangeMusic Preferred Stock and warrant was $7.0 million in cash. As a result of the Company owning approximately 62% of the common stock outstanding of ChangeMusic, 74% assuming the conversion of the ChangeMusic Preferred Stock and exercise of the warrant, the statements of financial position and the results of operations (from November 1999), have been consolidated. Total goodwill resulting from these transactions representing
(a) the cash and common stock of the Company, (b) the contribution of the Company's interest in ChangeMusic and (c) the net liabilities of CMJ and acquisition costs, amounted to $10.1 million. The book value of the Company's interest in ChangeMusic and CMJ approximates the value of the Company's effective ownership in ChangeMusic. No amounts have been recorded with respect to minority interest receivable, as there is no future funding requirement by the minority interest shareholder. The Company has accounted for this transaction under the purchase method of accounting. Goodwill is being amortized using the straight-line method over three years.

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

                                              1999              2000
                                              ----              ----
                                                    (Restated)
                                                  (in thousands)

Revenues                                     $59,097           $109,962
                                             =======           ========

Net loss                                   $(65,694)         $(126,759)
                                           =========         ==========

Net loss attributable to common
   stockholders--basic and diluted           $(2.81)            $(2.84)
                                             =======            =======

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

(3)  Business Transactions--(Continued)

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


                           RARE MEDIUM GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(4)  Segment Information

     The Company's operations have been classified into two primary segments: the Internet services business and the investment business. Presented below is summarized financial information of the Company's continuing operations for each segment (in thousands):

                                                                                   1998          1999         2000
                                                                                   ----          ----         ----
                                                                                                          (Restated)
Revenues:
   Internet services                                                               $4,688       $36,870      $117,325
   Investment                                                                          --         1,554         7,825
   Internet services provided to investments                                           --        (1,730)      (18,678)
                                                                                       --       -------      --------
                                                                                   $4,688       $36,694      $106,472
                                                                                   ======       =======      ========

Loss before interest, taxes, depreciation and amortization:
   Internet services                                                              $(1,902)      $(6,545)      $(8,342)
   Investment and corporate                                                        (3,590)      (14,268)      (69,088)
                                                                                   -------      --------      --------

                                                                                  $(5,492)     $(20,813)     $(77,430)
                                                                                  ========     =========     =========

Loss before interest, taxes, depreciation and amortization                        $(5,492)     $(20,813)     $(77,430)
Depreciation and amortization                                                     (12,584)      (25,993)      (49,360)
Interest income (expense), net                                                     (1,279)       (1,396)       10,248
Loss on investments in affiliates                                                       --       (1,468)      (11,103)
Other income (expense)                                                               (355)          200          (777)
                                                                                     -----          ---         -----

   Loss before discontinued operation                                             (19,710)      (49,470)     (128,422)
Discontinued operation                                                             19,091            --            --
                                                                                    ------           --            --

      Net loss                                                                      $(619)     $(49,470)    $(128,422)
                                                                                    ======     =========    ==========

Total assets:
   Internet services                                                              $44,743       $31,047       $61,339
   Investment and corporate                                                            --       129,376       256,152
                                                                                       --       -------       -------

                                                                                  $44,743      $160,423      $317,491
                                                                                  =======      ========      ========

 (5) Investments in Affiliates

     The following is a summary of the carrying value of investments held at December 31 (in thousands):

                                        1999               2000
                                        ----               ----
         Cost investments              $20,876           $37,501
         Marketable securities           2,060             7,791
         Equity investments              3,531             2,724
                                         -----             -----

                                       $26,467           $48,016
                                       =======           =======



                           RARE MEDIUM GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(5)  Investments in Affiliates--(Continued)

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

(6)  Short-Term Investments

     The following is a summary of the amortized cost, which approximates fair value, of securities held to maturity at December 31, 2000 (in thousands):

   U.S. corporate debt obligations                           $21,923
   Federal agencies obligations                               18,999
   Certificates of deposit (see Note 16)                       3,543
                                                               -----

   Total short-term investments                              $44,465
                                                             =======

(7)  Property and Equipment

     Property and equipment consists of the following at December 31 (in thousands):

                                                                     1999              2000
                                                                     ----              ----
   Computer equipment and software                                  $12,234           $30,168
   Furniture and fixtures                                             2,259             4,937
   Leasehold improvements                                             1,648             6,053
                                                                      -----             -----

                                                                     16,141            41,158
   Less accumulated depreciation and amortization                     4,041            12,418
                                                                      -----            ------

   Property and equipment, net                                      $12,100           $28,740
                                                                    =======           =======

(8)  Accrued Liabilities

     Accrued liabilities consists of the following at December 31 (in thousands):

                                                                      1999              2000
                                                                      ----              ----
Accrued liabilities:
   Accrued compensation                                              $1,065            $4,015
   Accrued professional fees                                          2,198             2,746
   Other accrued liabilities                                          2,496             9,985
                                                                      -----             -----

   Total accrued liabilities                                         $5,759           $16,746
                                                                     ======           =======



                           RARE MEDIUM GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(9)  Notes Payable - Related Parties

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

(10) Strategic Alliance

     In 2000, the Company entered into a strategic alliance agreement, as amended, with a software company (the "Partner") to assist in the development, delivery and training of the Company's LiveMarket e-commerce solutions built utilizing the Partner's technology. Rare CSP, Inc., d/b/a LiveMarket, Inc., a wholly owned subsidiary of the Company, develops and deploys solutions that facilitate and manage electronic transactions between businesses and enables businesses to establish their own trading network with other businesses or consumers. Under the terms of the alliance, the Partner will provide the Company with refundable advances of approximately $17.1 million, on an interest free basis, to be paid to the Company over the term of the two-year agreement. The amount and timing of the repayment of the advances may be adjusted based on LiveMarket's achievement of certain milestones in accordance with the terms of the agreement. The earliest repayment will be June 30, 2002, and the total repayments will not be greater than the cumulative amounts advanced. At December 31, 2000, $8.6 million payable under this agreement, representing the total amount advanced by the Partner, is included in non-current liabilities. The Company has not reflected any adjustments that may occur as a result of LiveMarket's achievement of milestones.

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

(11) Stockholders' Equity

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

(11) Stockholders' Equity--(Continued)

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

     On August 22, 2000, the Company issued 12,709,499 shares of common stock to holders of the Company's Series 1-A Warrants as a result of a cashless exercise of all Series 1-A Warrants outstanding at that time. The effective exercise price at the time of exercise was $0.01 per share (see Note 12). The Company withheld 9,986 shares of common stock as payment of the aggregate exercise price.

 (12)     Redeemable Preferred Stock

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

(12)  Redeemable Preferred Stock--(Continued)

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

     As of December 31, 2000, assuming that affiliates of Apollo convert all their shares of Series A convertible preferred stock and exercise all their Series 1-A and Series 2-A warrants, they would own approximately 44% of our outstanding common stock.

     The Company ascribed value to the Series A securities based on their relative fair value. As such, $29.9 million has been allocated to Series A Preferred Stock and the remaining $57.1 million has been allocated to the related Series 1-A and Series 2-A warrants. This transaction has been accounted for in accordance with FASB Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features." As a result of the holders' ability to convert immediately, $29.9 million has been reflected as a dividend in determining the net loss attributable to common stockholders. Additional dividends have been recorded, representing the accrual of the annual 7.5% pay-in-kind dividend and the accretion of the carrying value up to the face redemption over 13 years.

(13) Employee Compensation Plans

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

(13) Employee Compensation Plans--(Continued)

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

     In August 2000, employee holders of stock options with exercise prices at or above $30.00 per share were allowed to exchange either all or 50% of their existing stock options for an agreement by the Company to issue new options. The Company's obligation to issue new stock options is contingent on each participant's continued full-time employment with the Company. The exercise price of the new options will be based on the fair market value of the underlying common stock on March 12, 2001, the date of issuance of the new options. As of December 31, 2000, the Company has an obligation to issue 1,665,000 shares to employees who have elected to participate under this agreement. These transactions did not result in the recognition of compensation expense.

     The per share weighted average fair value of stock options granted during 1998, 1999 and 2000 was $1.96, $6.57 and $18.52, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate ranging from 4.5% to 5.6% in 1998, 4.7% to 6.5% in 1999 and 5.8% to 6.5% in 2000, (2) an expected life of six years in 1998, five years in 1999 and four years in 2000, (3) volatility of approximately 91.5% in 1998, 96.3% in 1999 and 139% in 2000, and (4) an
annual dividend yield of 0% for all years.

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

                                                      1998                1999              2000
                                                      ----                ----              ----
                                                                                        (Restated)
Net loss:
   As Reported                                         $619              $49,470           $128,422
   Pro Forma                                         $6,054              $63,927           $178,318

Net loss attributable to common stockholders:
   As Reported                                        $0.02                $2.55              $2.83
   Pro Forma                                          $0.24                $2.94              $3.76

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

(13) Employee Compensation Plans--(Continued)

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
                                                           ==========

     The following table summarizes weighted-average option price information:

                                         Number        Weighted                     Number
                                      Outstanding at   Average     Weighted       Exercisable at    Weighted
                                      December 31,     Remaining   Average        December 31,      Average
Range of Exercise Prices                 2000             Life    Exercise Price     2000          Exercise Price
------------------------                 ----             ----    --------------     ----          --------------

    $1.02 - $4.77                         3,654,168        5.1        $2.83         1,484,454            $2.52
    $5.00 - $8.25                         4,002,175        4.7         6.51         1,168,941             6.42
    $8.56 - $14.69                        3,362,305        4.5        11.18           789,274            11.17
    $14.75 - $21.06                       4,096,177        4.7        18.52           321,120            16.98
    $23.31 - $68.50                       1,276,668        4.4        34.41           137,511            30.18
                                          ---------                                   -------
                                         16,391,493        4.7       $11.82         3,901,300            $7.60
                                         ==========                                 =========

(14) Income Taxes

     The difference between the statutory federal income tax rate and the Company's effective tax rate for the years ended December 31, 1999 and 2000 is principally due to the Company incurring net operating losses for which no tax benefit was recorded and in 1998 alternative minimum taxes of $355,000.

     For Federal income tax purposes, the Company has unused net operating loss carryforwards ("NOL") of approximately $138.7 million expiring in 2008 through 2020, including $16.0 million of NOL relating to ChangeMusic (a separate return for tax purposes) and various foreign subsidiaries. As a result of various recent equity transactions, management believes the Company experienced an "ownership change" as defined by Section 382 of the Internal Revenue Code in 1999. Accordingly, the utilization of approximately $35.0 million of net operating loss carryforwards would be subject to an annual limitation in offsetting future taxable income.



                           RARE MEDIUM GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(14) Income Taxes--(Continued)

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

                                                       December 31

                                               1999                  2000
                                               ----                  ----
Net operating loss carryforwards              $26,780               $52,562
Alternative minimum tax carryforwards             355                   355
Other assets                                      247                 5,977
Other accrued expenses                            294                 1,659
                                                  ---                 -----

       Total gross deferred tax assets         27,676                60,553
Less valuation allowance                      (27,676)              (60,553)
                                             --------              --------

       Net deferred tax assets                    $--                   $--
                                                  ===                   ===

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

     Due to the Company's operating losses, there is uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. During 1999 and 2000, the valuation allowance increased by $14.9 million and $32.9 million, respectively. Of the total valuation allowance of $60.6 million, subsequently recognized tax benefits, if any, in the amount of $6.5 million will be applied directly to contributed capital. This amount relates to the tax effect of employee stock option deductions included in the Company's net operating loss carryforward.

 (15) Related Party Transactions

     In July 1997, the Company loaned $230,467 to its then Chairman in connection with exercise of an option to acquire 82,753 shares of Common Stock. The loan was in the form of a full recourse note, which matured in five years. Such note bore interest equal to the prime rate, with such rate adjusted to the current prime rate at each anniversary date. The note was forgiven during 2000.

(16) Commitments and Contingencies

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

(16) Commitments and Contingencies--(Continued)

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



                                                             RARE MEDIUM GROUP
                                              Schedule II - Valuation and Qualifying Accounts

                                                                Additions
                                                   Balance at   Charged to
                                                   Beginning    Costs and       Other                       Balance at
            Deductions - Descriptions               of Year      Expenses     Accounts        Deductions   End of Year
            -------------------------               -------      --------     --------        ----------   -----------
Reserves and allowances deducted asset accounts:

Allowances for uncollectible accounts receivable

Year ended December 31, 1998                               --            --     $ 82,445 (1)          --
Year ended December 31, 1999                         $ 82,445    $  544,747           --       $ (82,445)    $  544,747
Year ended December 31, 2000                         $544,747    $2,830,960           --       $(134,225)    $3,241,482

Allowances for uncollectible notes receivable

Year ended December 31, 1998                               --            --     $375,000               --    $  375,000
Year ended December 31, 1999                         $375,000    $ (200,000)          --               --    $  175,000
Year ended December 31, 2000                         $175,000            --           --       $(175,000)            --
------------------
(1)  Existing reserves for acquired companies



                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RARE MEDIUM GROUP, INC.



Date: June 25, 2001                          By:  /s/ GLENN S. MEYERS
                                                  ---------------
                                             Name:   Glenn S. Meyers
                                             Title:  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      Signature                        Title                         Date

   /s/ GLENN S. MEYERS       Chairman of the Board and          June 25, 2001
   -------------------       Chief Executive Officer
   Glenn S. Meyers

   /s/ ANDREW D. AFRICK      Director                           June 25, 2001
   ------------------
   Andrew D. Africk

                             Director
   ------------------
   Michael Gross

   /s/ JEFFREY KILLEEN
   ------------------        Director                           June 25, 2001
   Jeffrey Killeen

                             Director                           June 25, 2001
   -----------------
   Marc J. Rowan

   /s/ WILLIAM STASIOR       Director                           June 25, 2001
   ----------------
   William Stasior

                             Director
   -----------------
   John Piccone

   /s/ CRAIG C. CHESSER      Vice President and Treasurer       June 25, 2001
   -----------------         (Principal Financial Officer)
   Craig C. Chesser

   /s/ MICHAEL A. HULTBERG   Vice President and Controller      June 25, 2001
   -------------------       (Principal Accounting Officer)
   Michael A. Hultberg





Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Rare Medium Group, Inc.:

We consent to incorporation by reference in the registration statements Nos. 33-37036, 33-37037, 33-85634, 33-83636, 33-89122, 33-89124, 333-76957
and 333-49290 on Form S-8 of our report dated February 14, 2001, except for
Note 2 which is as of June 22, 2001, relating to the consolidated balance sheets of Rare Medium Group, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000, and the related financial statement schedule, which reports appear in the December 31, 2000 annual report on Form 10-K/A Amendment No. 2 of Rare Medium Group, Inc.


New York, New York                                             /s/ KPMG LLP
June 22, 2001




                                                                Exhibit 23.2

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders of Rare Medium Group, Inc.:

     The audits referred to in our report dated February 14, 2001, except for Note 2 which is as of June 22, 2001, included the related financial statement schedule as of December 31, 2000, and for each of the years in the three-year period ended December 31, 2000, included in the annual report on Form 10-K/A Amendment No. 2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



New York, New York                                             /s/ KPMG LLP
February 14, 2001, except
for Note 2 which is as of
June 22, 2001