Form 10-Q/A
period 2001-03-31
RARE MEDIUM GROUP INC
filed 2001-06-26
CIK 756502

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q/A


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

                               Yes /x/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of the issuer's common stock, as of June 22, 2001

Common Stock, par value $0.01 per share                 63,668,987
                 Class                          Number of shares outstanding




                                   INDEX


EXPLANATORY PARAGRAPH

Part I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001 (Unaudited)
     Unaudited Consolidated Statements of Operations -
       Three months ended March 31, 2000 and 2001
     Unaudited Consolidated Statements of Cash Flows - Three
       months ended March 31, 2000 and 2001
     Notes to Unaudited Consolidated Financial Statements

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

     This amended Form 10-Q/A includes the restated financial statements.




                                                        RARE MEDIUM GROUP, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                  (In thousands except share data)

                                                                                      December 31,         March 31,
                                                                                          2000                2001
                                                                                     ----------------    ---------------
                                                                                                           (Unaudited)
                                                                                     (Restated -
                                                                                      See Note 3)
                                      Assets
Current assets:
   Cash and cash equivalents                                                                $113,018            $86,604
   Short-term investments                                                                     44,465             47,051
                                                                                     ----------------    ---------------
     Total cash, cash equivalents, and short-term investments                                157,483            133,655
   Accounts receivable, net                                                                   21,952              9,770
   Work in process                                                                             5,426              1,243
   Prepaid expenses and other current assets                                                   5,402              7,114
                                                                                     ----------------    ---------------
     Total current assets                                                                    190,263            151,782

Property and equipment, net                                                                   28,740             23,406
Investments in affiliates                                                                     48,016             45,423
Goodwill and intangibles, net                                                                 49,061             34,187
Other assets                                                                                   1,411              1,096
                                                                                     ----------------    ---------------
       Total assets                                                                         $317,491           $255,894
                                                                                     ================    ===============

                         Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                                                          $10,740            $10,328
   Accrued liabilities                                                                        16,876             17,713
   Deferred revenue                                                                            3,778              3,892
   Other current liabilities                                                                      --              8,559
                                                                                     ----------------    ---------------
     Total current liabilities                                                                31,394             40,492
Other noncurrent liabilities                                                                   9,367              2,238
                                                                                     ----------------    ---------------
       Total liabilities                                                                      40,761             42,730
                                                                                     ----------------    ---------------
Series A Convertible Preferred Stock, $.01 par value,
   net of unamortized discount of $50,162 and $49,064, respectively                           47,621             50,553
                                                                                     ----------------    ---------------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     977,838 shares as Series A Convertible Preferred Stock at December 31,
     2000 and 996,171 shares at March 31, 2001                                                    --                 --
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and outstanding 63,676,074 shares at December 31, 2000 and 63,663,519 shares at
     March 31, 2001                                                                              637                637
   Additional paid-in capital                                                                528,958            528,822
   Accumulated other comprehensive loss                                                       (1,127)            (2,698)
   Accumulated deficit                                                                      (299,188)          (363,979)
   Treasury stock, at cost, 66,227 shares                                                       (171)              (171)
                                                                                     ----------------    ---------------
       Total stockholders' equity                                                            229,109            162,611
                                                                                     ----------------    ---------------
       Total liabilities and stockholders' equity                                           $317,491           $255,894
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




                                                      RARE MEDIUM GROUP, INC.
                                          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (In thousands except share data)

                                                                                        Three-Month Period Ended
                                                                                                March 31,
                                                                                     ------------- --- --------------
                                                                                         2000              2001
                                                                                     -------------     --------------
                                                                                                        (Restated -
                                                                                                        See Note 3)
Revenues                                                                                  $23,816            $12,324
Cost of revenues                                                                           13,061             15,239
                                                                                     -------------     --------------
   Gross profit (loss)                                                                     10,755             (2,915)
                                                                                     -------------     --------------
Expenses:
   Sales and marketing                                                                      3,390              3,263
   General and administrative                                                              17,979             17,755
   Depreciation and amortization                                                           10,409             12,947
   Restructuring charges                                                                       --             15,832
                                                                                     -------------     --------------
     Total expenses                                                                        31,778             49,797
                                                                                     -------------     --------------
Loss from operations                                                                      (21,023)           (52,712)
Interest income, net                                                                        1,152              1,976
Loss on investments in affiliates                                                          (1,371)           (10,946)
Other income (expense)                                                                         49               (177)
                                                                                     -------------     --------------
Net loss                                                                                  (21,193)           (61,859)
   Cumulative dividends and accretion of convertible preferred
     stock to liquidation value                                                           (11,828)            (2,932)
                                                                                     -------------     --------------
Net loss attributable to common stockholders                                             $(33,021)          $(64,791)
                                                                                     =============     ==============
Basic and diluted loss per share:
Net loss per share                                                                         $(0.74)            $(1.03)
                                                                                     =============     ==============
Basic weighted average common shares outstanding                                       44,910,388         63,094,667
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






                                                      RARE MEDIUM GROUP, INC.
                                          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In thousands)

                                                                                        Three-Month Period Ended
                                                                                               March 31,
                                                                                     -------------------------------
                                                                                         2000              2001
                                                                                     -------------     -------------
                                                                                                       (Restated -
                                                                                                       See Note 3)
Cash flows from operating activities
   Net loss                                                                             $(21,193)         $(61,859)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                        10,409            12,947
     Loss on investments in affiliates                                                     1,371            10,946
     Investments in affiliates received for services rendered                                 --            (1,250)
     Non-cash restructuring charges                                                           --             8,459
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable                                                                (6,844)           12,182
       Work in process                                                                    (4,107)            4,184
       Prepaid expenses and other assets                                                  (1,662)           (1,083)
       Deferred revenue                                                                    1,790               114
       Accounts payable, accrued and other liabilities                                       882             1,278
                                                                                     -------------     -------------
           Net cash used in operating activities                                         (19,354)          (14,082)
Cash flows from investing activities:
   Cash paid for acquisitions, net of cash acquired and acquisition costs                     13                --
   Cash paid for investments in affiliates                                               (12,806)           (6,199)
   Purchases of property and equipment, net                                               (5,418)           (3,585)
   Sales of property and equipment, net                                                       --                38
   Purchases of short-term investments, net                                                   --            (2,586)
   Repayment of notes receivable                                                             925                --
                                                                                     -------------     -------------
           Net cash used in investing activities                                         (17,286)          (12,332)
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of costs                                  241,355                --
   Proceeds from issuance of common stock in connection with the exercise of
     warrants and options                                                                  3,207                --
   Repayments of borrowings, net                                                           (168)                --
                                                                                     -------------     -------------
           Net cash provided by financing activities                                     244,394                --
                                                                                     -------------     -------------
Net increase (decrease) in cash and cash equivalents                                     207,754           (26,414)
Cash and cash equivalents, beginning of period                                            28,540           113,018
                                                                                     -------------     -------------
Cash and cash equivalents, end of period                                                $236,294           $86,604
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

     Through its investment business, the Company has historically made selective venture investments by taking strategic equity positions in other companies. Additionally, the Company has developed, managed and operated companies in selected Internet-focused market segments ("Incubator Companies"). During the first quarter of 2001, the Company has reduced its focus on the investment business and has significantly reduced the amount of funding to its Incubator Companies (see Note 10).

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

     As a result of the restatement, net accounts receivable and work in process as of December 31, 2000 decreased approximately $1.7 million and $2.0 million, respectively. The restatement had no impact on the condolidated balance sheet as of March 31, 2001. The effect on the results of operations is as follows (in thousands, except per share data):


                                         Three-Month Period Ended March 31, 2001
                                        -------------------------------------------
                                                As Reported           As Restated
                                        -------------------------------------------
                                                           (Unaudited)
    Revenues                                       $8,647              $12,324
    Loss from operations                          (56,389)             (52,712)
    Net loss                                      (65,536)             (61,859)
    Basic and diluted loss per share                (1.09)               (1.03)





                                                    RARE MEDIUM GROUP, INC.
                                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
                                                                                     =============     =============


     The Company recognized losses of approximately $191,000 for the three-month period ended March 31, 2001 representing its proportionate share of the losses of investee companies, for those investments carried under the equity method. The Company also recognized losses of approximately $892,000 for the three-month period ended March 31, 2001 representing the amortization of the net excess of investment over its proportionate share of the affiliates net assets. Amortization is generally recorded on a straight-line basis over three years. Also, the Company recorded a loss of approximately $9.9 million during the three-month period ended March 31, 2001 for the impairment of investments in affiliates, including $2.5 million relating to the sale of a portion of its majority stake in ChangeMusic Network ("CMJ") (see Note 10). During the three-month period ended March 31, 2001, the Company recognized revenue of approximately $626,000 for services provided to affiliates.

(5)  Segment Information

     The Company's operations have been classified into two primary segments: the Internet services business and the investment business. Presented below is summarized unaudited financial information for each segment (in thousands):


                                                                                Three-Month Period Ended
                                                                                        March 31,
                                                                          --------------------------------------
                                                                                2000                 2001
                                                                          -----------------    -----------------
                                                                                                  (Restated)
Revenues:
     Internet services                                                             $23,489              $13,780
     Investment                                                                      1,478                1,922
     Internet services provided to consolidated investments                         (1,151)              (3,378)
                                                                          -----------------    -----------------
                                                                                   $23,816              $12,324
                                                                          =================    =================
Loss before interest, taxes, depreciation, amortization and
   restructuring charges:
     Internet services                                                            $(3,264)             $(13,179)
     Investment and corporate                                                      (7,350)              (10,754)
                                                                          -----------------    -----------------
                                                                                 $(10,614)             $(23,933)
                                                                          =================    =================
Loss before interest, taxes, depreciation, amortization and
   restructuring charges                                                         $(10,614)             $(23,933)
Depreciation and amortization                                                     (10,409)              (12,947)
Interest income, net                                                                1,152                 1,976
Loss on investments in affiliates                                                  (1,371)              (10,946)
Restructuring charges                                                                  --               (15,832)
Other income                                                                           49                  (177)
                                                                          -----------------    -----------------
Net loss                                                                         $(21,193)             $(61,859)
                                                                          =================    =================





                                                     RARE MEDIUM GROUP, INC.
                                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(5)  Segment Information - (Continued)
                                                                            December 31,          March 31,
                                                                                2000                 2001
                                                                          -----------------    -----------------
                                                                             (Restated)           (Unaudited)
Total assets:
     Internet services                                                          $61,339              $35,883
     Investment and corporate                                                   256,152              220,011

                                                                          -----------------    -----------------
                                                                               $317,491             $255,894

                                                                          =================    =================


(6)  Restructuring Charges


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

     Restructuring activities as of March 31, 2001 were as follows (in thousands):

                                                    Restructuring           Amount               Balance
                                                       Charges             Utilized           March 31, 2001
                                                    -------------          ---------          --------------
Facilities and property and equipment                   $10,836              $6,476               $4,360
Goodwill                                                  2,028               2,028                   --
Severance and benefits                                    1,826               1,070                  756
Other office shutdown costs                               1,142                 588                  554
                                                   ----------------     ---------------     -------------------
Total                                                   $15,832             $10,162               $5,670
                                                   ================     ===============     ===================


(7)  Employee Stock Options

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


                          RARE MEDIUM GROUP, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(8)  Strategic Alliance

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

(9)  Contingency

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


(10) Subsequent Events

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

     On May 14, 2001, the Company entered into an agreement to merge with a subsidiary of Motient. Under the terms of the agreement, which is subject to customary conditions including the approval of both companies' shareholders, each share of the Company's outstanding common stock will be exchanged for one-tenth of a share of a new class of Motient preferred stock. Each share of the newly issued preferred stock will have a liquidation preference of $20.00 and be convertible into 6.4 shares of Motient common stock at the shareholder's option, subject to certain mandatory conversion provisions. A portion of Motient's XM Radio shares and other consideration will be issued in exchanged for the Company's Series A convertible preferred stock. The Notes will be cancelled upon the closing of the merger, which is expected to occur during the third quarter of 2001.


                          RARE MEDIUM GROUP, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(10) Subsequent Events - (Continued)

     The Company is aware of a number of purported class action lawsuits that have been filed by the holders of the Company's common stock in the Court of Chancery of the State of Delaware and the New York State Supreme Court challenging the proposed merger. Thus far, the Company is aware of seventeen complaints that have been filed, including: Augenbaum v. Meyers, et al., Del. Ch., C.A. No. 18879-NC; Kohn v. Meyers, et al., Del. Ch., C.A. No. 18880-NC; Friedman v. Meyers, et al., Del. Ch., C.A. No. 18881-NC; Chichester v. Rare Medium Group, Inc., et al., Del. Ch., C.A. No 18884-NC; Gill v. Meyers, et al., Del. Ch., C.A. No. 18892-NC; Stoopler v. Meyers, et al., Del. Ch., C.A. No. 18897-NC; Lipsky v. Stasior, et al., Del. Ch., C.A. No. 18902-NC; Brown v. Meyers, et al., Del. Ch., C.A. No. 18903-NC; Weiss
v. Meyers, et al., Del. Ch., C.A. No. 18904-NC; Gross v. Meyers, et al., Del. Ch., C.A. No. 18905-NC; Blackmon v. Meyers, et al., Del. Ch., C.A. No. 18906-NC; Gordon v. Meyers, et al., Del. Ch., C.A. No. 18911-NC; Brickell Partners v. Rare Medium Group, Inc., et al., N.Y.S. Index No. 01602694; Loeffelbein, et al., v. Stasior, et al., Del. Ch., C.A. No. 18939-NC; Laderer v. Meyers, et al., Del. Ch., C.A. No. 18940-NC; Farber v. Meyers, et al., Del. Ch., C.A. No. 18945-NC; and Dartmouth Advisors, Inc. and C.S. McKee & Company v. Meyers, et al., Del. Ch., C.A. No. 18951-NC. All of the complaints name the Company and members of the Company's board of directors as defendants. Most of the complaints name the holders of the Company's preferred stock, and certain of their affiliates, as defendants, and some of the complaints name Motient as a defendant.

     On June 22, 2001, the Delaware court entered an order to consolidate the sixteen Delaware lawsuits for all purposes into a single purported class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18897-NC. Under the terms of the order, Ram Yariv was added as an additional party plaintiff. The law firms of Abraham and Paskowitz; Bull & Lifshitz, LLP; Bernstein Liebhard & Lifshitz LLP; Kirby McInerney & Squire LLP; Stull, Stull & Brody; Weiss & Yourman; Wolf Popper LLP; Milberg Weiss Bershad Hynes & Lerach LLP; Law Offices of Peter Fischbein; Law Offices of Bernard M. Gross, P.C.; Berger & Montague, P.C.; Barrack, Rodos & Bacine; Scchiffrin & Barroway LLP; Law Offices of Curtis V. Trinko LLP; Shapiro Haber & Urmy LLP; Law Offices of Alfred G. Yates, Jr.; and Rabin & Peckel LLP were designated as plaintiffs' Committee of the Whole, the law firm of Milberg Weiss Bershad Hynes & Lerach LLP was designated as plaintiffs' Lead Counsel, and the law firm of Rosenthal Monhait Gross & Goddess, P.A. was designated as plaintiffs' Delaware Liaison Counsel. The complaint in Loeffelbein, et al. v. Stasior, et al., C.A. No 18939-NC was designated as the complaint in the consolidated action.

     The complaints allege that the defendants purportedly breached duties allegedly owed to the holders of the Company's common stock in connection with the merger agreement. Specifically, the complaints allege, among other things, that (1) the holders of the Company's preferred stock engaged in self-dealing in the proposed merger, and (2) the Company's board of directors allegedly breached its fiduciary duties by agreeing to distribute merger consideration differently among its common and preferred shares. Some complaints allege that Motient aided and abetted the supposed breach of fiduciary duties. The plaintiffs seek, among other things, (1) a declaration that the complaints are properly maintainable as a class action; (2) injunctive relief; (3) monetary damages; (4) attorney's fees, costs, and expenses; and (5) other and further relief as a court may deem just and proper.

     The Company and Motient plan to vigorously contest these lawsuits, as well as any other similar lawsuits that may be filed.

     On April 12, 2001, the Company agreed to sell a portion of its majority stake in ChangeMusic Network, Inc. ("CMJ"), which provides music consumers and music business professionals with information on emerging artists via its consumer and industry print properties, business data products, music festival and web sites. At the date of the sale, the Company received a promissory note for approximately $509,000 and retained a 15% equity interest in CMJ. Additionally, the Company recognized a loss of approximately $2.5 million during the first quarter of 2001 relating to the impairment of goodwill arising from the acquisition of CMJ by the Company in November 1999.

     On April 30, 2001, the Company agreed to sell a portion of its majority stake in ePrize, Inc., an online sweepstakes, direct marketing and promotions company that offers end-to-end solutions for customer acquisition and retention. At the date of the sale, the Company received a cash payment of $850,000 and retained a 5% equity interest in ePrize. Additionally, the Company will recognize a gain of approximately $1.3 million in the second quarter of 2001 relating to this transaction.




                          RARE MEDIUM GROUP, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(10) Subsequent Events - (Continued)

     On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., ICC Technologies, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, Wolff, et al. v. Rare Medium, Inc., et al., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortuous interference with contractual relations, tortuous interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiff's alleged attempt to engage in transactions involving some or all of the approximately 1.2 million shares of the Company's common stock that the plaintiffs obtained in the Company's acquisition of Big Hand, Inc. The plaintiffs seek unspecified compensatory and punitive damages, interest, attorneys' fees and costs. The Company expects to defend the matter vigorously.

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


     The following discussion has been amended to reflect the impact of the restatement of our financial statements for the three-month period ended March 31, 2001 as discussed in Note 3 to the unaudited consolidated financial statements included elsewhere herein.


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

     During the first quarter of 2001, we have reduced our focus on the investment business and have significantly reduced the amount of funding to our incubator companies. In addition, we sold a majority of our stake in two of our incubator companies, ChangeMusic Networks ("CMJ") and ePrize, in April. The carrying value of our portfolio companies at March 31, 2001 amounted to $53.1 million of which $45.4 million is reflected in our balance sheet as "investments in affiliates" and $7.7 million is included in "goodwill and intangibles, net" for our incubators that are accounted for as consolidated subsidiaries.

     Our operating results are primarily driven by the Internet services business. We evaluate the performance of this business as a separate segment. Revenue and loss before interest, taxes, depreciation and amortization are used to measure and evaluate our financial results and make relative comparisons to other entities that operate within the Internet services industry. Over the last few quarters, demand for Internet services has decreased as the weakening of general economic conditions has caused many companies to reduce spending on Internet-focused business solutions. During the fourth quarter of 2000 and the first quarter of 2001, we took actions to adapt our business to the changing environment. Although this restructuring led to a charge of $15.8 million in the first quarter of 2001, we were able to reduce our operating expenses at a higher rate in the first quarter of 2001 than the decline in our revenue from the fourth quarter of 2000. Our Internet service business revenue, including revenue from services provided to our consolidated subsidiaries, decreased to $13.8 million in the three-month period ended March 31, 2001 from $30.6 million in the three-month period ended December 31, 2000. Although our revenue decreased $16.8 million from the fourth quarter of 2000 to the first quarter of 2001, our loss before interest, taxes, depreciation, amortization and restructuring charges decreased only $10.9 million from $2.3 million in the fourth quarter to $13.2 million in the first quarter. We will continue to evaluate the market for Internet professional services and will take other steps, if necessary, aimed at ensuring that our cost structure remains aligned with changes in market conditions and demand for our services.

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

Revenues

     Revenue for the three-month period ended March 31, 2001 decreased to $12.3 million from $23.8 million for the three-month period ended March 31, 2000, a decrease of $11.5 million. This decrease reflects the weakening of general economic conditions in which many companies have reduced their spending on Internet-focused business solutions. Our incubator companies generated revenues totaling $1.9 million in the three-month period ended March 31, 2001, compared to $1.5 million in the three-month period ended March 31, 2000. After disposing of our majority interest in two incubator companies in April, revenues from these companies will not continue to be recognized by us in future periods.

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

General and Administrative Expense

     General and administrative expense for the three-month period ending March 31, 2001 decreased to $17.8 million from $18.0 million for the three-month period ended March 31, 2000, a decrease of $0.2 million. This decrease was primarily due to the restructuring efforts aimed at aligning our cost structure with changing market conditions and decreased demand for our services, including the office closures in Canada, Australia, Singapore, England and Michigan. These cost savings were partially offset in the first quarter of 2001 because we experienced an increased risk of collection of accounts receivable from our Internet professional services clients that caused us to take a charge for bad debt of $3.6 million. After disposing of our majority interest in two incubator companies in April and our restructuring efforts primarily related to our Internet services business, we expect general and administrative expense to decrease in future periods.

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

Loss on Investment in Affiliates

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

Interest Expense, Net

     Interest expense, net for the three-month period ended March 31, 2001 is mainly compromised of the interest earned on the proceeds received from the sale of our common stock during the first quarter of 2000.

Net Loss

     For the three-month period ended March 31, 2001, we recorded a net loss of $61.9 million. Excluding $12.9 million in amortization and depreciation, the net loss was $49.0 million. The loss was primarily due to the factors described in "Cost of Revenues," "General and Administrative Expense," "Sales and Marketing Expense," "Restructuring Charges" and "Loss on Investments in Affiliates."

     Included in net loss attributable to common shareholders of $64.8 million was $2.9 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

     We had $133.7 million in cash, cash equivalents, and short-term investments at March 31, 2001. Cash used in operating activities was $14.1 million for the three-month period ended March 31, 2001 and resulted primarily from the net loss of $61.9 million, offset by non-cash charges of $31.1 million (which consists of depreciation, amortization, loss on investments in affiliates, investments in affiliates received for services rendered, and non-cash restructuring charges) and changes in working capital. We expect cash used in operations to decrease in future periods as we believe our restructuring activities will more closely align our cost structure with the changing market conditions and the decrease in the demand for our services.

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

     In April 2001, we agreed to purchase from Motient Corporation ("Motient") 12.5% secured promissory notes (the "Notes"), issuable in two tranches, in the aggregate amount of $50.0 million. The Notes are collateralized by up to 5,000,000 shares of XM Satellite Radio, Inc. ("XM Radio") common stock owned by Motient. The first tranche in the amount of $25.0 million was purchased on April 4, 2001. The amount of the second tranche is dependent on the trading price of XM Radio shares on the date of issuance but is not to exceed $25.0 million. The principal and accrued interest of the Notes are payable October 1, 2001 in either cash, shares of XM Radio, or any combination thereof at Motient's option, as defined by the agreement. At our option, the Notes can be exchanged for a number of XM Radio shares equivalent to the principal of the Notes and any accrued interest thereon, as defined by the agreement. The Notes will be cancelled upon the closing of our merger with Motient, which is expected to occur in the third quarter of 2001.

     In 2000, we entered into a strategic alliance agreement, as amended, with a software company (the "Partner") to assist in the development, delivery and training of our LiveMarket e-commerce solutions built utilizing the Partner's technology. Rare CSP, Inc., d/b/a LiveMarket, Inc., a wholly owned subsidiary of ours, develops and deploys solutions that facilitate and manage electronic transactions between businesses and enables businesses to establish their own trading network with other businesses or consumers. As of March 31, 2001, under the terms of the alliance, the Partner has provided us with refundable advances of approximately $8.6 million, on an interest free basis. The amount and timing of the repayment of the advances may be adjusted based on LiveMarket's achievement of certain milestones in accordance with the terms of the agreement. The Partner has expressed an interest in renegotiating a revised payment schedule and revised milestones with us with respect to our obligations. Absent a successful renegotiation, the Partner may seek accelerated repayment of all outstanding amounts. Under the current agreement, subject to certain conditions including our compliance with certain requirements, such amounts are presently not required to be paid until June 30, 2002. However, if the agreement were to be terminated, we would be required to currently repay the advanced amounts to the Partner. While we do not believe that the agreement is presently terminable in accordance with its terms, there can be no assurance that the Partner and we will agree on renegotiated terms or that accelerated repayment will not be required.

     We have been in settlement discussions with our former financial public relations firm with respect to our failure to deliver options covering approximately 124,000 shares of our stock that are allegedly owed relating to past services allegedly rendered. We have not accepted the most recent settlement offer and have recently been notified that the claimant intends to file a claim asserting its entitlement to damages of approximately $12.8 million. As a claim has not yet been filed, the ultimate outcome with respect to this unasserted claim cannot be reasonably determined at this time.




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




                                  PART II
                             OTHER INFORMATION

Item 1.  Legal Proceedings


     The Company is aware of a number of purported class action lawsuits that have been filed by the holders of the Company's common stock in the Court of Chancery of the State of Delaware and the New York State Supreme Court challenging the proposed merger with Motient Corporation ("Motient"). Thus far, the Company is aware of seventeen complaints that have been filed, including: Augenbaum v. Meyers, et al., Del. Ch., C.A. No. 18879-NC; Kohn
v. Meyers, et al., Del. Ch., C.A. No. 18880-NC; Friedman v. Meyers, et al., Del. Ch., C.A. No. 18881-NC; Chichester v. Rare Medium Group, Inc., et al., Del. Ch., C.A. No 18884-NC; Gill v. Meyers, et al., Del. Ch., C.A. No. 18892-NC; Stoopler v. Meyers, et al., Del. Ch., C.A. No. 18897-NC; Lipsky
v. Stasior, et al., Del. Ch., C.A. No. 18902-NC; Brown v. Meyers, et al., Del. Ch., C.A. No. 18903-NC; Weiss v. Meyers, et al., Del. Ch., C.A. No. 18904-NC; Gross v. Meyers, et al., Del. Ch., C.A. No. 18905-NC; Blackmon v. Meyers, et al., Del. Ch., C.A. No. 18906-NC; Gordon v. Meyers, et al., Del. Ch., C.A. No. 18911-NC; Brickell Partners v. Rare Medium Group, Inc., et al., N.Y.S. Index No. 01602694; Loeffelbein, et al., v. Stasior, et al., Del. Ch., C.A. No. 18939-NC; Laderer v. Meyers, et al., Del. Ch., C.A. No. 18940-NC; Farber v. Meyers, et al., Del. Ch., C.A. No. 18945-NC; and Dartmouth Advisors, Inc. and C.S. McKee & Company v. Meyers, et al., Del. Ch., C.A. No. 18951-NC. All of the complaints name the Company and members of the Company's board of directors as defendants. Most of the complaints name the holders of the Company's preferred stock, and certain of their affiliates, as defendants, and some of the complaints name Motient as a defendant.

     On June 22, 2001, the Delaware court entered an order to consolidate the sixteen Delaware lawsuits for all purposes into a single purported class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18897-NC. Under the terms of the order, Ram Yariv was added as an additional party plaintiff. The law firms of Abraham and Paskowitz; Bull & Lifshitz, LLP; Bernstein Liebhard & Lifshitz LLP; Kirby McInerney & Squire LLP; Stull, Stull & Brody; Weiss & Yourman; Wolf Popper LLP; Milberg Weiss Bershad Hynes & Lerach LLP; Law Offices of Peter Fischbein; Law Offices of Bernard M. Gross, P.C.; Berger & Montague, P.C.; Barrack, Rodos & Bacine; Scchiffrin & Barroway LLP; Law Offices of Curtis V. Trinko LLP; Shapiro Haber & Urmy LLP; Law Offices of Alfred G. Yates, Jr.; and Rabin & Peckel LLP were designated as plaintiffs' Committee of the Whole, the law firm of Milberg Weiss Bershad Hynes & Lerach LLP was designated as plaintiffs' Lead Counsel, and the law firm of Rosenthal Monhait Gross & Goddess, P.A. was designated as plaintiffs' Delaware Liaison Counsel. The complaint in Loeffelbein, et al. v. Stasior, et al., C.A. No 18939-NC was designated as the complaint in the consolidated action.

     The complaints allege that the defendants purportedly breached duties allegedly owed to the holders of the Company's common stock in connection with the merger agreement. Specifically, the complaints allege, among other things, that (1) the holders of the Company's preferred stock engaged in self-dealing in the proposed merger, and (2) the Company's board of directors allegedly breached its fiduciary duties by agreeing to distribute merger consideration differently among its common and preferred shares. Some complaints allege that Motient aided and abetted the supposed breach of fiduciary duties. The plaintiffs seek, among other things, (1) a declaration that the complaints are properly maintainable as a class action; (2) injunctive relief; (3) monetary damages; (4) attorney's fees, costs, and expenses; and (5) other and further relief as a court may deem just and proper.

     The Company and Motient plan to vigorously contest these lawsuits, as well as any other similar lawsuits that may be filed.

     On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., ICC Technologies, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, Wolff, et al. v. Rare Medium, Inc., et al., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortuous interference with contractual relations, tortuous interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiff's alleged attempt to engage in transactions involving some or all of the approximately 1.2 million shares of the Company's common stock that the plaintiffs obtained in the Company's acquisition of Big Hand, Inc. The plaintiffs seek unspecified compensatory and punitive damages, interest, attorneys' fees and costs. The Company expects to defend the matter vigorously.

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

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following sets forth those exhibits filed pursuant to
         Item 601 of Regulation S-K:

Exhibit
Number        Description
-------       -----------

  10.1     --    Amendment to Employment Agreement, dated as of February
                 15, 2001, between Rare Medium Group, Inc. and Craig C.
                 Chesser, which was filed as exhibit 10.1 to the Company's
                 Form 10-Q for the period ended March 31, 2001 and is hereby incorporated by reference.

  10.2     --    Amendment to Employment Agreement, dated as of February
                 15, 2001, between Rare Medium Group, Inc. and Michael A.
                 Hultberg, which was filed as exhibit 10.2 to the Company's
                 Form 10-Q for the period ended March 31, 2001 and is hereby incorporated by reference.

  10.3     --    Amendment to Employment Agreement, dated as of February
                 15, 2001, between Rare Medium Group, Inc. and Robert C.
                 Lewis, which was filed as exhibit 10.3 to the Company's
                 Form 10-Q for the period ended March 31, 2001 and is hereby incorporated by reference.




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



Date: June 25, 2001                 By:   /s/ GLENN S. MEYERS
                                          -----------------------
                                          Glenn S. Meyers
                                          Chief Executive Officer

Date: June 25, 2001                 By:   /s/ CRAIG C. CHESSER
                                          -----------------------
                                          Craig C. Chesser
                                          Vice President Finance and Treasurer
                                          (Principal Financial Officer)

Date: June 25, 2001                 By:   /s/ MICHAEL A. HULTBERG
                                          ------------------------
                                          Michael A. Hultberg
                                          Vice President and Controller
                                          (Principal Accounting Officer)