Form 10-Q
period 2001-06-30
RARE MEDIUM GROUP INC
filed 2001-08-14
CIK 756502

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


 /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2001, or


 / / Transition report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

                       Commission file number 0-13865

                          RARE MEDIUM GROUP, INC.
           (Exact name of registrant as specified in its charter)

                 Delaware                             23-2368845
(State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)                         Number)


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

Number of shares outstanding of the issuer's common stock, as of August 10,
2001

Common Stock, par value $0.01 per share                  63,666,505
                 Class                           Number of shares outstanding



                                   INDEX

                                                                                              Page
Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
     Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001
     (Unaudited)                                                                               2
     Unaudited Consolidated Statements of Operations - Three and Six
     months ended June 30, 2000 and 2001                                                       3
     Unaudited Consolidated Statements of Cash Flows - Six months ended June 30,
       2000 and 2001                                                                           4
     Notes to Unaudited Consolidated Financial Statements                                      5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                            10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            16

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     17
Item 2.  Changes in Securities and Use of Proceeds                                             18
Item 3.  Defaults Upon Senior Securities                                                       18
Item 4.  Submission of Matters to a Vote of Security Holders                                   18
Item 5.  Other Information                                                                     18
Item 6.  Exhibits and Reports on Form 8-K                                                      18

SIGNATURES                                                                                     19



                           RARE MEDIUM GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands except share data)

                                                                                      December 31,          June 30,
                                                                                          2000                2001
                                                                                     ----------------    ---------------
                                                                                                          (Unaudited)
                                      Assets
Current assets:
   Cash and cash equivalents                                                                $113,018            $61,164
   Short-term investments                                                                     44,465             36,872
                                                                                     ----------------    ---------------
     Total cash, cash equivalents, and short-term investments                                157,483             98,036
   Accounts receivable, net                                                                   21,952              6,714
   Work in process                                                                             5,426                616
   Notes receivable                                                                               --             25,125
   Embedded derivative instrument on note receivable                                              --             15,077
   Prepaid expenses and other current assets                                                   5,402              4,786
                                                                                     ----------------    ---------------
     Total current assets                                                                    190,263            150,354

Property and equipment, net                                                                   28,740             16,107
Investments in affiliates                                                                     48,016             33,162
Goodwill and intangibles, net                                                                 49,061             23,464
Other assets                                                                                   1,411                845
                                                                                     ----------------    ---------------
       Total assets                                                                         $317,491           $223,932
                                                                                     ================    ===============

                         Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                          $10,740             $6,013
   Accrued liabilities                                                                        16,876             17,295
   Deferred revenue                                                                            3,778                881
   Other current liabilities                                                                      --              8,559
                                                                                     ----------------    ---------------
     Total current liabilities                                                                31,394             32,748
Other noncurrent liabilities                                                                   9,367              1,851
                                                                                     ----------------    ---------------
       Total liabilities                                                                      40,761             34,599
                                                                                     ----------------    ---------------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized
   discount of $50,162 and $47,966, respectively                                              47,621             53,519
                                                                                     ----------------    ---------------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     977,838 shares as Series A Convertible Preferred Stock at December 31,
     2000 and 1,014,848 shares at June 30, 2001                                                   --                 --
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and outstanding 63,676,074 shares at December 31, 2000 and 63,668,000 shares at
     June 30, 2001                                                                               637                637
   Additional paid-in capital                                                                528,958            528,470
   Accumulated other comprehensive loss                                                       (1,127)              (313)
   Accumulated deficit                                                                      (299,188)          (392,809)
   Treasury stock, at cost, 66,227 shares                                                       (171)              (171)
                                                                                     ----------------    ---------------
       Total stockholders' equity                                                            229,109            135,814
                                                                                     ----------------    ---------------
       Total liabilities and stockholders' equity                                           $317,491           $223,932
                                                                                     ================    ===============


                   See accompanying notes to unaudited consolidated financial statements.





                          RARE MEDIUM GROUP, INC.
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except share data)

                                                         Three Months Ended June 30,          Six Months Ended June 30,
                                                        -------------------------------     -------------------------------
                                                             2000              2001              2000             2001
                                                        --------------    -------------     -------------    --------------
Revenues                                                      $27,706           $7,625           $51,523           $19,949
Cost of revenues                                               16,663            8,916            29,725            24,155
                                                        --------------    -------------     -------------    --------------
   Gross profit (loss)                                         11,043           (1,291)           21,798            (4,206)
Expenses:
   Sales and marketing                                          5,626            2,211             9,173             5,474
   General and administrative                                  23,428           13,185            41,251            30,940
   Depreciation and amortization                               11,605            6,747            22,014            19,694
   Restructuring charges                                           --            6,097                --            21,929
                                                        --------------    -------------     -------------    --------------
     Total expenses                                            40,659           28,240            72,438            78,037
                                                        --------------    -------------     -------------    --------------
Loss from operations                                          (29,616)         (29,531)          (50,640)          (82,243)
Interest income, net                                            3,420            2,178             4,572             4,154
Loss on investments in affiliates                              (1,193)         (12,687)           (2,563)          (23,633)
Unrealized gain on derivative instrument                           --           13,800                --            13,800
Other income (expense)                                           (311)             376              (262)              199
                                                        --------------    -------------     -------------    --------------
Net loss                                                      (27,700)         (25,864)          (48,893)          (87,723)
   Cumulative dividends and accretion of convertible
     preferred stock to liquidation value                      (5,015)          (2,966)          (16,843)           (5,898)
                                                        --------------    -------------     -------------    --------------
Net loss attributable to common stockholders                 $(32,715)        $(28,830)         $(65,736)         $(93,621)
                                                        ==============    =============     =============    ==============
Basic and diluted loss per share:
Net loss per share                                             $(0.66)          $(0.46)           $(1.39)           $(1.48)
                                                        ==============    =============     =============    ==============
Basic weighted average common shares outstanding           49,288,828       63,334,823        47,436,995        63,337,807
                                                        ==============    =============     =============    ==============


                   See accompanying notes to unaudited consolidated financial statements.



                          RARE MEDIUM GROUP, INC.
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                                       Six Months Ended June 30,
                                                                                     -------------------------------
                                                                                         2000              2001
                                                                                     -------------     -------------
Cash flows from operating activities:
   Net loss                                                                             $(48,893)         $(87,723)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                        22,014            19,694
     Loss on investments in affiliates                                                     2,563            23,633
     Unrealized gain on derivative instrument                                                 --           (13,800)
     Investments in affiliates received for services rendered                                 --            (1,250)
     Non-cash restructuring charges                                                           --            12,615
     Non-cash interest, net                                                                   --              (399)
     Changes in assets and liabilities, net of acquisitions and sale of businesses:
       Accounts receivable                                                                (8,753)           13,640
       Work in process                                                                    (5,403)            4,811
       Prepaid expenses and other assets                                                  (4,770)              795
       Deferred revenue                                                                    2,933               (54)
       Accounts payable, accrued and other liabilities                                     9,206               704
                                                                                     -------------     -------------
           Net cash used in operating activities                                         (31,103)          (27,334)
Cash flows from investing activities:
   Cash paid for investments in affiliates                                               (19,659)           (6,199)
   Purchases of property and equipment, net                                              (15,474)           (4,296)
   Repayment (Purchase) of notes receivable                                                  650           (25,000)
   Cash paid for acquisitions, net of cash acquired and acquisition costs                     46                --
   Cash received for sale of investment in affiliates                                         --             3,360
   Purchases of short-term investments                                                        --           (54,816)
   Sales of short-term investments                                                            --            62,409
                                                                                     -------------     -------------
           Net cash used in investing activities                                         (34,437)          (24,542)
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of costs                                  241,355                --
   Proceeds from issuance of common stock in connection with the exercise of
     warrants and options                                                                  4,727                22
   Repayments of borrowings, net                                                            (737)               --
                                                                                     -------------     -------------
           Net cash provided by financing activities                                     245,345                22
                                                                                     -------------     -------------
Net increase (decrease) in cash and cash equivalents                                     179,805           (51,854)
Cash and cash equivalents, beginning of period                                            28,540           113,018
                                                                                     -------------     -------------
Cash and cash equivalents, end of period                                                $208,345           $61,164
                                                                                     =============     =============


                   See accompanying notes to unaudited consolidated financial statements.





                          RARE MEDIUM GROUP, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Business

     Rare Medium Group, Inc. (the "Company") conducts its operations primarily through its subsidiaries, which are organized as two related lines of business: the Internet services business of Rare Medium, Inc. ("Rare Medium") and the investment business. The Company is headquartered in New York and Rare Medium has offices throughout the United States.

     Rare Medium, a wholly owned subsidiary of the Company, is a provider of Internet solutions that develops e-commerce Internet strategies, improves business processes and develops marketing communications, branding strategies and interactive content using Internet-based technologies and solutions.

     Through its investment business, the Company has historically made selective venture investments by taking strategic minority equity positions in other independently managed companies. Additionally, in the past, the Company has developed, managed and operated companies in selected Internet-focused market segments ("Incubator Companies"). During the first quarter of 2001, the Company reduced its focus on the investment business and significantly reduced the amount of funding to its Incubator Companies. Additionally, in April, the Company sold a majority of its equity interest in ChangeMusic Network ("CMJ") and ePrize, two of its Incubator Companies (see Note 7).

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000 which are contained in the Company's second amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the "SEC"). The results of the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation.

(3)  Investments in Affiliates

     The following is a summary of the carrying value of investments held by the Company (in thousands):

                                         December 31,        June 30,
                                             2000              2001
                                         -------------     -------------
                                                           (Unaudited)
Cost investments                              $37,501           $31,929
Marketable securities                           7,791               720
Equity investments                              2,724               513
                                         -------------     -------------
                                              $48,016           $33,162
                                         =============     =============

     The Company recognized losses of approximately $0.4 million for the six months ended June 30, 2001 representing its proportionate share of the losses of investee companies, for those investments carried under the equity method. The Company also recognized losses of approximately $1.8 million for the six months ended June 30, 2001 representing the amortization of the net excess of investment over its proportionate share of the affiliates' net assets. Amortization is generally recorded on a straight-line basis over three years. Also, the Company recorded a loss of approximately $18.3 million during the six months ended June 30, 2001 for the impairment of investments in affiliates, including approximately $2.7 million relating to its Incubator Companies. Additionally, the Company recognized a loss of approximately $3.1 million for realized losses on the sale of publicly traded securities. During the six months ended June 30, 2001, the Company recognized revenue of approximately $4.5 million for services provided to affiliates.



                          RARE MEDIUM GROUP, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)  Segment Information

     The Company's operations have been classified into two primary segments: the Internet services business and the investment business. Presented below is summarized unaudited financial information of the Company's continuing operations for each segment (in thousands):


                                                    Three Months Ended June 30,          Six Months Ended June 30,
                                                    -------------------------------    --------------------------------
                                                        2000             2001              2000              2001
                                                    -------------    --------------    --------------    --------------
Revenues:
     Internet services                                   $30,026            $8,109           $53,515           $21,889
     Investment                                            1,838               786             3,316             2,708
     Internet services provided to consolidated
       investments                                        (4,158)           (1,270)           (5,308)           (4,648)
                                                    -------------    --------------    --------------    --------------
                                                         $27,706            $7,625           $51,523           $19,949
                                                    =============    ==============    ==============    ==============
Loss before interest, taxes, depreciation,
  amortization and other items:
     Internet services                                   $(2,470)          $(8,227)          $(5,734)         $(21,406)
     Investment and corporate                            (15,541)           (8,460)          (22,892)          (19,214)
                                                    -------------    --------------    --------------    --------------
                                                        $(18,011)         $(16,687)         $(28,626)         $(40,620)
Depreciation and amortization                            (11,605)           (6,747)          (22,014)          (19,694)
Interest income, net                                       3,420             2,178             4,572             4,154
Loss on investments in affiliates                         (1,193)          (12,687)           (2,563)          (23,633)
Restructuring charges                                         --            (6,097)               --           (21,929)
Unrealized gain on derivative instrument                      --            13,800                --            13,800
Other (expense) income                                      (311)              376              (262)              199
                                                    -------------    --------------    --------------    --------------
Net loss                                                $(27,700)         $(25,864)         $(48,893)         $(87,723)
                                                    =============    ==============    ==============    ==============

                                                                            December 31,           June 30,
                                                                                2000                 2001
                                                                          -----------------    -----------------
Total assets:
     Internet services                                                             $61,339              $26,499
     Investment and corporate                                                      256,152              197,433
                                                                          -----------------    -----------------
                                                                                  $317,491             $223,932
                                                                          =================    =================

     For the six months ended June 30, 2001, two Internet services customers, each representing more than 10% of Internet services revenue, aggregated approximately 33% of Internet services revenue.

(5)  Notes Receivable and Derivative Instrument

     On April 2, 2001, the Company agreed to purchase from Motient Corporation ("Motient") 12.5% secured promissory notes (the "Notes"), issuable in two tranches, each in the principal amount of $25.0 million. The Notes are collateralized by 5,000,000 shares of XM Satellite Radio, Inc. ("XM Radio") common stock owned by Motient. The first tranche was purchased on April 4, 2001. The principal of and accrued interest on the Notes are payable on October 1, 2001 in either cash, shares of XM Radio, or any combination thereof at Motient's option, as set forth in the agreement. At the option of the Company, the Notes may be exchanged for a number of XM Radio shares equivalent to the principal of the Notes and any accrued interest thereon, as set forth in the agreement. The Company has separately ascribed value to the outstanding tranche of the Notes and the Notes' exchange feature. As such, $23.7 million has been allocated to the first tranche of the Notes and the remaining $1.3 million has been allocated to the exchange feature. Additional interest income has been recognized representing the accretion of the $23.7 million carrying value up to the $25.0 million face value over the six-month term of the Notes. As of June 30, 2001, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company recorded an asset for the embedded derivative instrument and a corresponding unrealized gain of approximately $13.8 million related to the increase in the fair value of the exchange feature that would allow it to convert the first tranche of the Notes to shares of XM Radio. The second tranche was purchased on July 16, 2001.

(6)  Merger with Motient Corporation

     On May 14, 2001, the Company entered into an agreement to merge with a subsidiary of Motient. Under the terms of the agreement, which is subject to customary conditions including the approval of both companies' shareholders, each share of the Company's outstanding common stock will be exchanged for one-tenth of a share of a new class of Motient preferred stock. Each whole share of the newly issued preferred stock will have a liquidation preference of $20.00 and be convertible into 6.4 shares of Motient common stock at the shareholder's option, subject to certain mandatory conversion provisions. A portion of Motient's XM Radio shares and other consideration will be issued in exchange for the Company's Series A convertible preferred stock. The Notes will be cancelled upon the closing of the merger, which is expected to occur during the third quarter of 2001.

     The Company is aware of a number of purported class action lawsuits that have been filed by the holders of the Company's common stock in the Court of Chancery of the State of Delaware and the New York State Supreme Court challenging the proposed merger. Thus far, the Company is aware of seventeen complaints that have been filed, sixteen in the Court of Chancery in Delaware and one, Brickell Partners v. Rare Medium Group, Inc., et al., N.Y.S. Index No. 01602694, in the New York State Supreme Court. All of the complaints name the Company and members of the Company's board of directors as defendants. Most of the complaints name the holders of the Company's preferred stock, and certain of their affiliates, as defendants, and some of the complaints name Motient as a defendant.

         On June 22, 2001, the Delaware court entered an order to consolidate the sixteen Delaware lawsuits for all purposes into a single purported class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879-NC. Under the terms of the order, Ram Yariv was added as an additional party plaintiff. The law firms of Abraham and Paskowitz; Bull & Lifshitz, LLP; Bernstein Liebhard & Lifshitz LLP; Kirby McInerney & Squire LLP; Stull, Stull & Brody; Weiss & Yourman; Wolf Popper LLP; Milberg Weiss Bershad Hynes & Lerach LLP; Law Offices of Peter Fischbein; Law Offices of Bernard M. Gross, P.C.; Berger & Montague, P.C.; Barrack, Rodos & Bacine; Schiffrin & Barroway LLP; Law Offices of Curtis V. Trinko LLP; Shapiro Haber & Urmy LLP; Law Offices of Alfred G. Yates, Jr.; and Rabin & Peckel LLP were designated as plaintiffs' Committee of the Whole, the law firm of Milberg Weiss Bershad Hynes & Lerach LLP was designated as plaintiffs' Lead Counsel, and the law firm of Rosenthal Monhait Gross & Goddess, P.A. was designated as plaintiffs' Delaware Liaison Counsel. The complaint in Loeffelbein, et al. v. Stasior, et al., C.A. No 18939-NC was designated as the complaint in the consolidated action.

         On August 7, 2001, a Consolidated Amended Class Action Complaint was filed in Delaware Chancery Court. The Delaware Chancery Court has not yet certified the consolidated lawsuit as a class action.

         Both the Consolidated Amended Class Action Complaint and the complaint in the New York lawsuit allege that the defendants breached duties allegedly owed to the holders of the Company's common stock in connection with the merger agreement. Specifically, the complaints allege, among other things, that: (1) the holders of the Company's preferred stock engaged in self-dealing in the proposed merger; and (2) the Company's board of directors allegedly breached its fiduciary duties by agreeing to distribute the merger consideration differently among holders of the Company's common and preferred shares. The Consolidated Amended Class Action Complaint also alleges that the Company failed to adequately disclose all material information in the joint proxy statement/prospectus relating to the merger. The complaints in both lawsuits also allege that the holders of the Company's preferred stock aided and abetted the supposed breaches of fiduciary duties.

         The lawsuits seek to stop the merger and/or to obtain an award of monetary damages. Specifically, the plaintiffs seek, among other things:
(1) a declaration that the complaints are properly maintainable as a class action; (2) injunctive or rescissory relief; (3) unspecified monetary damages; (4) attorney's fees, costs and expenses; and (5) other and further relief the Court deems proper.

         The Company plans to contest these lawsuits vigorously. The Company filed a motion to dismiss the Delaware lawsuit before the Consolidated Amended Class Action Complaint was filed and will supplement its motion as appropriate in response to a new complaint. No hearing date has been set for the motion.

         The Company has been served with process and has filed a motion to dismiss the New York lawsuit. The return date for this motion to be heard by the New York court is September 10, 2001.

(7)  Sale of Businesses

     In April 2001, the Company sold a majority of its equity interest in two of its Incubator Companies: CMJ and ePrize. The Company received total aggregate consideration of $1.4 million, consisting of cash and a promissory note with a principal amount of approximately $0.5 million. The Company retained a 15% equity interest in CMJ and a 5% equity interest in ePrize. During the first quarter of 2001, the Company recognized a loss of approximately $2.5 million relating to the sale of CMJ. During the second quarter of 2001, the Company recognized a gain of approximately $1.5 million relating to the sale of ePrize.

(8)  Restructuring Charges

     During the first quarter of 2001, the Company recognized restructuring charges of approximately $15.8 million primarily related to its Internet services business, consisting of $10.8 million for the consolidation of facilities and the disposition of property and equipment, $2.0 million for the impairment of unamortized goodwill, $1.8 million for severance and benefits related to headcount reductions and $1.2 million for other office shutdown costs. An additional $6.1 million was recognized in the second quarter, consisting of approximately $5.9 million for further facilities consolidations and the disposition of property and equipment and $0.2 million for severance and benefits related to further headcount reductions. These restructuring charges were aimed at aligning the Company's cost structure with changing market conditions and decreased demand for the Company's services and were primarily related to office closures in Canada, Australia, Singapore, England and Michigan and other office consolidations.
The plan resulted in head count reductions of approximately 325 employees during the first six months of 2001, the majority of which occurred in March 2001. Subsequent to June 30, 2001, farther headcount reductions resulted in the termination of approximately 75 employees.

     The total cash outlay and non-cash charges for the restructuring activities will be approximately $9.3 million and $12.6 million, respectively. As of June 30, 2001, approximately $3.7 million of cash was used, $3.7 million is expected to be used in the remainder of 2001, and the remaining cash outlay of approximately $1.9 million, primarily related to the present value of the net future minimum lease payments for certain real estate lease obligations, is expected to be used over the next seven years.

     Restructuring activities during the six months ended June 30, 2001 were as follows (in thousands):

                                                    Restructuring           Amount               Balance,
                                                       Charges             Utilized           June 30, 2001
                                                    -------------          --------           -------------
Facilities and property and equipment                      $16,737             $11,536              $5,201
Goodwill                                                     2,028               2,028                  --
Severance and benefits                                       2,022               2,005                  17
Other office shutdown costs                                  1,142                 711                 431
                                                   ----------------     ---------------     ---------------
Total                                                      $21,929             $16,280              $5,649
                                                   ================     ===============     ===============

(9)  Contingencies

     In 2000, the Rare Medium entered into a strategic alliance agreement, as amended, with a software company (the "Partner") to assist in the training of personnel and development and delivery by Rare Medium of solutions built utilizing the Partner's technology. Under the terms of the alliance, the Partner was to provide Rare Medium with refundable advances of approximately $17.1 million, on an interest free basis, to be paid to Rare Medium over the term of the two-year agreement, subject to Rare Medium's compliance with certain requirements set forth in the agreement. The amount and timing of the repayment of the advances may be adjusted based on Rare Medium's achievement of certain milestones in accordance with the terms of the agreement. The Partner and Rare Medium have a dispute as to whether certain milestones have been achieved. Recent efforts at renegotiating the payment schedule and milestones were not successful. In July 2001, Rare Medium received a notice of arbitration from the Partner seeking the return of the approximately $8.6 million, plus interest, that had been advanced by the Partner, who has allegedly terminated the agreement. Rare Medium intends to contest the Partner's claims. There can be no assurance that Rare Medium will be successful in contesting this action and that accelerated repayment, along with attorney's fees and interest, will not be required.

         The Company has been in settlement discussions with its former financial public relations firm with respect to the Company's failure to deliver options covering approximately 124,000 shares of the Company's stock that are allegedly owed relating to past services allegedly rendered. Based on the current state of settlement discussions, the Company believes that it will be able to resolve this contingency without it having a material adverse effect on the Company's results of operations or financial position. However, if no settlement is reached, the claimant has indicated that it will file a claim alleging its entitlement to damages of approximately $12.8 million. While the Company does not believe such a claim will be filed, until a formal settlement has been executed, there can be no assurance of this outcome, or the results of any subsequent litigation.

     On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., ICC Technologies, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, Wolff, et al. v. Rare Medium, Inc., et al., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortuous interference with contractual relations, tortuous interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiffs' alleged attempt to engage in transactions involving some or all of the approximately 1,200,000 shares of the Company's common stock that the plaintiffs obtained in the Company's acquisition of Big Hand, Inc. The plaintiffs seek unspecified compensatory and punitive damages, interest, attorneys' fees and costs. The Company plans to defend the matter vigorously.

     On July 23, 2001, plaintiff Microsoft Corporation filed suit against Rare Medium, Inc. in the United States District Court for the Western District of Washington, CO1-1130P. The plaintiff alleges breach of contract in connection with a consulting agreement and an alliance agreement entered between the parties seeking $2.3 million in damages, interest and attorney's fees. The Company plans to defend the matter vigorously.

     Additionally, from time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such additional legal matters will not have a material adverse effect on the Company's financial position or results of its operations.

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

     Rare Medium's significant customers accounting for more than 5% of revenue for the six months ended June 30, 2001 include Corporate Express, Wyndham International, XM Satellite Radio and NextJet. For the six months ended June 30, 2001, two of these customers, each accounting for more than 10%, amounted to approximately 33% of revenue combined. No customer accounted for more than 10% for the year ended December 31, 2000.

     Our operating results are primarily driven by our Internet services business. We evaluate the performance of this business as a separate segment. Revenue and loss before interest, taxes, depreciation, amortization and other items are used to measure and evaluate our financial results and make relative comparisons to other entities that operate within the Internet services industry. Over the last few quarters, demand for Internet services has decreased as the weakening of general economic conditions has caused many companies to reduce spending on Internet-focused business solutions. This weakening has resulted in a decrease in our quarterly revenue. During the fourth quarter of 2000 and the first and second quarters of 2001, we took actions to adapt our business to the changing market conditions and decreased demand for our services. This restructuring led to a charge of $21.9 million for the six months ended
June 30, 2001. During the second quarter, we have again been able to reduce our operating expenses at a higher rate than the decline in our revenue from the prior quarter. Our Internet services business revenue, including revenue from services provided to our consolidated subsidiaries, decreased to $8.1 million in the three months ended June 30, 2001 from $13.8 million in the three months ended March 31, 2001. Even though our revenue decreased $5.7 million from the first quarter of 2001 to the second quarter of 2001, our loss before interest, taxes, depreciation, amortization and other items decreased $5.0 million from $13.2 million in the first quarter to $8.2 million in the second quarter. We will continue to evaluate the market for Internet professional services and will take other steps, if necessary, aimed at ensuring that our cost structure remains aligned with changes in market conditions and demand for our services.

     Many of our Internet service contracts are currently on a fixed price basis, rather than on a time and materials basis. We recognize revenues from fixed price contracts based on our estimate of the percentage of each project completed in a reporting period. To the extent our estimates are inaccurate, the revenues and operating profits, if any, we report for periods during which we are working on a project may not accurately reflect the final results of the project, and we would be required to make adjustments to such estimates in a subsequent period.

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

Results of Operations for the Three Months Ended June 30, 2001
Compared to the Three Months Ended June 30, 2000

   Revenues

     Revenues for the three months ended June 30, 2001 decreased to $7.6 million from $27.7 million for the three months ended June 30, 2000, a decrease of $20.1 million. This decrease reflects the weakening of general economic conditions in which many companies have reduced their spending on Internet-focused business solutions. Our Incubator Companies generated revenues totaling approximately $0.8 million in the three months ended June 30, 2001, compared to $1.8 million in the three months ended June 30, 2000. After disposing of our majority interest in two Incubator Companies in April, revenues from these companies will not continue to be recognized in future periods.

   Cost of Revenues

     Cost of revenues includes salaries, payroll taxes and related benefits and other direct costs associated with the generation of revenues. Cost of revenues for the three months ended June 30, 2001 decreased to $8.9 million from $16.7 million for the three months ended June 30, 2000, a decrease of $7.8 million. This decrease is due primarily to the restructuring efforts undertaken during 2001 aimed at aligning our cost structure with changing market conditions and the decreased demand for our services. After the restructuring activities, we expect our cost of revenues to decline in future periods as we have continued to reduce the number of billable professionals. The cost of revenues for the three months ended June 30, 2001 also includes $0.3 million related to our Incubator Companies. After disposing of our majority interest in two Incubator Companies in April, cost of revenues from these companies will not continue to be recognized in future periods.

   Sales and Marketing Expense

     Sales and marketing expense represents the actual costs associated with our sales force, marketing and advertising. Sales and marketing expense for the three months ended June 30, 2001 decreased to $2.2 million from $5.6 million for the three months ended June 30, 2000, a decrease of $3.4 million. The decrease is primarily the result of decreased marketing activities by the Internet services business.

   General and Administrative Expense

     General and administrative expense includes facilities costs, recruiting, training, finance, legal and other corporate costs, as well as salaries and related employee benefits for those employees that support such functions. General and administrative expense for the three months ending June 30, 2001 decreased to $13.2 million from $23.4 million for the three months ended June 30, 2000, a decrease of $10.2 million. This decrease was primarily due to the restructuring efforts aimed at aligning our cost structure with changing market conditions and decreased demand for our services, including the office closures in Canada, Australia, Singapore, England and Michigan.

   Depreciation and Amortization Expense

     Depreciation and amortization expense substantially consists of the amortization of intangible assets. Depreciation and amortization expense for the three months ended June 30, 2001 decreased to $6.7 million from $11.6 million for the three months ended June 30, 2000, a decrease of $4.9 million. This decrease resulted primarily from the disposal of property and equipment associated with our restructuring activities and the full amortization of the intangible assets resulting from certain acquisitions. As we have decreased our capital expenditures and as intangible assets related to our acquisitions become fully amortized, we expect depreciation and amortization expense to decrease in future periods.

   Restructuring Charges

     During the second quarter of 2001, we recorded restructuring charges of approximately $6.1 million primarily related to our Internet services business, consisting of $5.9 million for further facilities consolidation and the disposition of property and equipment and approximately $0.2 million for severance and benefits related to further headcount reductions. These restructuring charges were aimed at aligning our cost structure with changing market conditions and decreased demand for our services. The plan resulted in head count reductions of approximately 75 employees. Subsequent to June 30, 2001, further headcount reductions resulted in the termination of approximately an additional 75 employees.

     The total cash outlay and non-cash charges for the restructuring activities will be approximately $2.0 million and $4.1 million, respectively. As of June 30, 2001, approximately $0.2 million of cash was used and the remaining cash outlay of approximately $1.8 million, primarily related to the present value of the net future minimum lease payments for certain real estate lease obligations, is expected to be used over the next seven years.

   Interest Income, Net

     Interest income, net for the three months ended June 30, 2001 is mainly comprised of the interest earned on the proceeds received from the sale of our common stock during the first quarter of 2000, interest on our Motient promissory note, as well as the accretion of the $23.7 million carrying value of the Motient promissory note up to the face value of $25.0 million over the six month term of the note.

   Loss on Investment in Affiliates

     Loss on investments in affiliates consists primarily of $8.2 million for the impairment to the carrying value of certain affiliates accounted for under the cost method, $3.1 million for the realized loss on the sale of publicly traded securities, $1.1 million for our proportionate share of affiliates' operating losses and amortization of our net excess investment over its equity in each affiliate's net assets for those affiliates accounted for under the equity method and $1.7 million for the impairment of the goodwill and net assets related to one of our Incubator Companies, offset by a gain of approximately $1.5 million relating to the sale of a majority of our stake in ePrize. We will continue to monitor the carrying value our investments in affiliates for further impairment.

   Unrealized Gain on Derivative Instrument

     In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), we recognized a gain of approximately $13.8 million as of June 30, 2001 related to the increase in the fair value of the exchange feature allowing us to convert the first tranche of the promissory notes from Motient to shares of XM Radio common stock held by Motient.

   Net Loss

     For the three months ended June 30, 2001, we recorded a net loss of $25.9 million. Excluding $6.7 million in amortization and depreciation, the net loss was $19.2 million. The loss was primarily due to the factors described in "Cost of Revenues," "General and Administrative Expense," "Sales and Marketing Expense," "Restructuring Charges," "Loss on Investments in Affiliates" and "Unrealized Gain on Derivative Instrument."

     Included in net loss attributable to common shareholders of $28.8 million was $3.0 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Results of Operations for the Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

   Revenues

     Revenues for the six months ended June 30, 2001 decreased to $19.9 million from $51.5 million for the six months ended June 30, 2000, a decrease of $31.6 million. This decrease reflects the weakening of general economic conditions in which many companies have reduced their spending on Internet-focused business solutions. Our Incubator Companies generated revenues totaling $2.7 million in the six months ended June 30, 2001, compared to $3.3 million in the six months ended June 30, 2000. After disposing of our majority interest in two Incubator Companies in April, revenues from these companies will not continue to be recognized in future periods.

   Cost of Revenues

     Cost of revenues includes salaries, payroll taxes and related benefits and other direct costs associated with the generation of revenues. Cost of revenues for the six months ended June 30, 2001 decreased to $24.2 million from $29.7 million for the six months ended June 30, 2000, a decrease of $5.5 million. This decrease is due primarily to the restructuring efforts undertaken during 2001 aimed at aligning our cost structure with changing market conditions and the decreased demand for our services. After the restructuring activities, we expect our cost of revenues to decline in future periods as we have continued to reduce the number of billable professionals. The cost of revenues for the six months ended June 30, 2001 also includes $1.9 million related to our Incubator Companies. After disposing of our majority interest in two Incubator Companies in April, our cost of revenues from these companies will not continue to be recognized in future periods.

   Sales and Marketing Expense

     Sales and marketing expense represents the actual costs associated with our sales force, marketing and advertising. Sales and marketing expense for the six months ended June 30, 2001 decreased to $5.5 million from $9.2 million for the six months ended June 30, 2000, a decrease of $3.7 million. The decrease is primarily the result of decreased marketing activities by the Internet services business offset by a marketing campaign by CMJ to increase subscriptions for its monthly publication. After disposing of our majority interest in two Incubator Companies in April, including CMJ, we do not expect our sales and marketing expense to remain at this same level in future periods.

   General and Administrative Expense

     General and administrative expense includes facilities costs, recruiting, training, finance, legal and other corporate costs, as well as salaries and related employee benefits for those employees that support such functions. General and administrative expense for the six months ending June 30, 2001 decreased to $30.9 million from $41.3 million for the six months ended June 30, 2000, a decrease of $10.4 million. This decrease was primarily due to the restructuring efforts aimed at aligning our cost structure with changing market conditions and decreased demand for our services, including the office closures in Canada, Australia, Singapore, England and Michigan. These cost savings were partially offset by an increased risk of collection of accounts receivable from our Internet professional services clients that caused us to take a charge for bad debt of $5.0 million, most of which was recognized in the first quarter of 2001. After disposing of our majority interest in two Incubator Companies in April and our restructuring efforts primarily related to our Internet services business, we expect general and administrative expense to decrease in future periods.

   Depreciation and Amortization Expense

     Depreciation and amortization expense substantially consists of the amortization of intangible assets. Depreciation and amortization expense for the six months ended June 30, 2001 decreased to $19.7 million from $22.0 million for the six months ended June 30, 2000, a decrease of $2.3 million. This decrease resulted primarily from the disposal of property and equipment associated with our restructuring activities. As we have decreased our capital expenditures and as intangible assets related to our acquisitions become fully amortized, we expect depreciation and amortization expense to decrease in future periods.

   Restructuring Charges

     During the six months ended June 30, 2001, we recorded restructuring charges of approximately $21.9 million primarily related to our Internet services business, consisting of $16.7 million for the consolidation of facilities and the disposition of property and equipment, $2.0 million for the impairment of unamortized goodwill, $2.0 million for severance and benefits related to headcount reductions and $1.2 million for other office shutdown costs. These restructuring charges were aimed at aligning our cost structure with changing market conditions and decreased demand for our services and were primarily related to office closures in Canada, Australia, Singapore, England and Michigan and other office consolidations.
The plan resulted in head count reductions of approximately 325 employees, most of which occurred in March. Subsequent to June 30, 2001, further headcount reductions resulted in the termination of approximately 75 employees.

     The total cash outlay and non-cash charges for the restructuring activities will be approximately $9.3 million and $12.6 million, respectively. As of June 30, 2001, approximately $3.7 million of cash was used, $3.7 million is expected to be used in the remainder of 2001, and the remaining cash outlay of approximately $1.9 million, primarily related to the present value of the net future minimum lease payments for certain real estate lease obligations, is expected to be used over the next seven years.

   Interest Income, Net

     Interest income, net for the six months ended June 30, 2001 is mainly comprised of the interest earned on the proceeds received from the sale of our common stock during the first quarter of 2000, interest on our Motient promissory note, as well as the accretion of the $23.7 million carrying value of the Motient promissory note up to the face value of $25.0 million over the six month term of the note.

   Loss on Investment in Affiliates

     Loss on investments in affiliates consists primarily of $15.6 million for the impairment to the carrying value of certain affiliates accounted for under the cost method, $3.1 million for the realized loss on the sale of publicly traded securities, $2.2 million for our proportionate share of affiliates' operating losses and amortization of our net excess investment over its equity in each affiliate's net assets for those affiliates accounted for under the equity method, and $2.7 million related to our incubator companies. We will continue to monitor the carrying value our investments in affiliates for further impairment.

   Unrealized Gain on Derivative Instrument

     In accordance with SFAS No. 133, we recognized a gain of approximately $13.8 million as of June 30, 2001 related to the increase in the fair value of the exchange feature allowing us to convert the first tranche of the promissory notes from Motient to shares of XM Radio common stock held by Motient.

    Net Loss

     For the six months ended June 30, 2001, we recorded a net loss of $87.7 million. Excluding $19.7 million in amortization and depreciation, the net loss was $68.0 million. The loss was primarily due to the factors described in "Cost of Revenues," "General and Administrative Expense," "Sales and Marketing Expense," "Restructuring Charges," "Loss on Investments in Affiliates" and "Unrealized Gain on Derivative Instrument."

     Included in net loss attributable to common shareholders of $93.6 million was $5.9 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

     We had $98.0 million in cash, cash equivalents, and short-term investments as of June 30, 2001. Cash used in operating activities was $27.3 million for the six months ended June 30, 2001 and resulted primarily from the net loss of $87.7 million, partially offset by non-cash items of $40.5 million (which consists of depreciation, amortization, loss on investments in affiliates, unrealized gain on derivative instrument, investments in affiliates received for services rendered, non-cash restructuring charges and non-cash interest) and changes in working capital. We expect cash used in operations to decrease in future periods, as we believe our restructuring activities will more closely align our cost structure with the changing market conditions and the decrease in the demand for our services.

     Cash used in investing activities was $32.1 million, net of $7.6 million resulting from the net sale of short-term investments, for the six months ended June 30, 2001, which primarily consists of the $25.0 million used to purchase the first tranche of the promissory notes from Motient, cash paid for venture investments of $6.2 million and capital expenditures of $4.3 million, partially offset by $3.4 million of cash received from the sale of investments in affiliates. Capital expenditures have generally been comprised of purchases of computer hardware and software, as well as leasehold improvements related to leased facilities, and are not expected to increase at the same level in future periods.

     In April 2001, we agreed to purchase from Motient 12.5% secured promissory notes (the "Notes"), issuable in two tranches, each in the principal amount of $25.0 million. The Notes are collateralized by 5,000,000 shares of XM Radio common stock owned by Motient. The first tranche was purchased on April 4, 2001. The principal of and accrued interest on the Notes are payable on October 1, 2001 in either cash, shares of XM Radio, or any combination thereof at Motient's option, as set forth in the agreement. At our option, the Notes may be exchanged for a number of XM Radio shares equivalent to the principal of the Notes and any accrued interest thereon, as set forth in the agreement. As of June 30, 2001, we recognized an unrealized gain of approximately $13.8 million related to the increase in the fair value of the exchange feature allowing us to convert the first tranche of the Notes to XM Radio shares. The second tranche was purchased on July 16, 2001. The Notes will be cancelled upon the closing of our merger with Motient, which is expected to occur in the third quarter of 2001.

     In 2000, the Company entered into a strategic alliance agreement, as amended, with the Partner to assist in the training of personnel and development and delivery by Rare Medium of solutions built utilizing the Partner's technology. Under the terms of the alliance, the Partner was to provide us with refundable advances of approximately $17.1 million, on an interest free basis, to be paid to us over the term of the two-year agreement, subject to the our compliance with certain requirements set forth in the agreement. The amount and timing of the repayment of the advances may be adjusted based on Rare Medium's achievement of certain milestones in accordance with the terms of the agreement. The Partner and Rare Medium have a dispute as to whether certain milestones have been achieved. Recent efforts at renegotiating the payment schedule and milestones were not successful. In July 2001, we received a notice of arbitration demand from the Partner seeking the return of the approximately $8.6 million, plus interest, that had been advanced by the Partner, who has allegedly terminated the agreement. Rare Medium intends to contest the Partner's claims. There can be no assurance that Rare Medium will be successful in contesting this action and that accelerated repayment, along with attorney's fees and interest, will not be required.

     On June 29, 2001, we received a notice from the Nasdaq National Market that our common stock had failed to maintain the required minimum closing bid price of $1.00 for a period of 30 consecutive trading days. As a result, Nasdaq has provided us 90 calendar days, or until September 27, 2001, to regain compliance with this requirement or be delisted from trading on the Nasdaq National Market. In order to regain compliance, the closing bid price of our common stock must stay above $1.00 for 10 consecutive trading days. If we are unable to gain compliance with this requirement during this time period, and any appeal to Nasdaq for relief from this requirement is unsuccessful, our common stock will be delisted from trading on the Nasdaq National Market. If this were to happen, trading in our common stock would decrease substantially or cease altogether.

Recently Issued Accounting Standards

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on our results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which is effective January 1, 2002. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets and replaces the amortization with an impairment test which must be performed at least annually. For intangible assets with definite useful lives, SFAS 142 requires amortization over their respective expected useful lives to their estimated residual values and review for impairment in accordance with Statement of Financial Accounting 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Additionally, SFAS No. 142 requires that a transitional goodwill impairment test be completed six months from the date of adoption. We have not yet determined the impact of adopting SFAS No. 142.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain market risks from changes in the price of the XM Radio publicly traded stock which is collateralizing our promissory notes from Motient. As of June 30, 2001, we have purchased a $25.0 million 12.5% promissory note from Motient. Embedded within this note is an exchange feature that allows us to convert the note to shares of XM Radio owned by Motient at a ratio set forth in the purchase agreement. As of June 30, 2001, we recognized an unrealized gain of approximately $13.8 million related to the increase in the fair value of the exchange feature. Any change in the market price could cause fluctuations in our earnings.


                                  PART II
                             OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is aware of a number of purported class action lawsuits that have been filed by the holders of the Company's common stock in the Court of Chancery of the State of Delaware and the New York State Supreme Court challenging the proposed merger. Thus far, the Company is aware of seventeen complaints that have been filed, sixteen in the Court of Chancery in Delaware and one, Brickell Partners v. Rare Medium Group, Inc., et al., N.Y.S. Index No. 01602694, in the New York State Supreme Court. All of the complaints name the Company and members of the Company's board of directors as defendants. Most of the complaints name the holders of the Company's preferred stock, and certain of their affiliates, as defendants, and some of the complaints name Motient as a defendant.

         On June 22, 2001, the Delaware court entered an order to consolidate the sixteen Delaware lawsuits for all purposes into a single purported class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879-NC. Under the terms of the order, Ram Yariv was added as an additional party plaintiff. The law firms of Abraham and Paskowitz; Bull & Lifshitz, LLP; Bernstein Liebhard & Lifshitz LLP; Kirby McInerney & Squire LLP; Stull, Stull & Brody; Weiss & Yourman; Wolf Popper LLP; Milberg Weiss Bershad Hynes & Lerach LLP; Law Offices of Peter Fischbein; Law Offices of Bernard M. Gross, P.C.; Berger & Montague, P.C.; Barrack, Rodos & Bacine; Schiffrin & Barroway LLP; Law Offices of Curtis V. Trinko LLP; Shapiro Haber & Urmy LLP; Law Offices of Alfred G. Yates, Jr.; and Rabin & Peckel LLP were designated as plaintiffs' Committee of the Whole, the law firm of Milberg Weiss Bershad Hynes & Lerach LLP was designated as plaintiffs' Lead Counsel, and the law firm of Rosenthal Monhait Gross & Goddess, P.A. was designated as plaintiffs' Delaware Liaison Counsel. The complaint in Loeffelbein, et al. v. Stasior, et al., C.A. No 18939-NC was designated as the complaint in the consolidated action.

         On August 7, 2001, a Consolidated Amended Class Action Complaint was filed in Delaware Chancery Court. The Delaware Chancery Court has not yet certified the consolidated lawsuit as a class action.

         Both the Consolidated Amended Class Action Complaint and the complaint in the New York lawsuit allege that the defendants breached duties allegedly owed to the holders of the Company's common stock in connection with the merger agreement. Specifically, the complaints allege, among other things, that: (1) the holders of the Company's preferred stock engaged in self-dealing in the proposed merger; and (2) the Company's board of directors allegedly breached its fiduciary duties by agreeing to distribute the merger consideration differently among holders of the Company's common and preferred shares. The Consolidated Amended Class Action Complaint also alleges that the Company failed to adequately disclose all material information in the joint proxy statement/prospectus relating to the merger. The complaints in both lawsuits also allege that the holders of the Company's preferred stock aided and abetted the supposed breaches of fiduciary duties.

         The lawsuits seek to stop the merger and/or to obtain an award of monetary damages. Specifically, the plaintiffs seek, among other things:
(1) a declaration that the complaints are properly maintainable as a class action; (2) injunctive or rescissory relief; (3) unspecified monetary damages; (4) attorney's fees, costs and expenses; and (5) other and further relief the Court deems proper.

         The Company plans to contest these lawsuits vigorously. The Company filed a motion to dismiss the Delaware lawsuit before the Consolidated Amended Class Action Complaint was filed and will supplement its motion as appropriate in response to a new complaint. No hearing date has been set for the motion.

         The Company has been served with process and has filed a motion to dismiss the New York lawsuit. The return date for this motion to be heard by the New York court is September 10, 2001.

     On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., ICC Technologies, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, Wolff, et al. v. Rare Medium, Inc., et al., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortuous interference with contractual relations, tortuous interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiffs' alleged attempt to engage in transactions involving some or all of the approximately 1.2 million shares of the Company's common stock that the plaintiffs obtained in the Company's acquisition of Big Hand, Inc. The plaintiffs seek unspecified compensatory and punitive damages, interest, attorneys' fees and costs. The Company plans to defend the matter vigorously.

     In July 2001, Rare Medium received a notice of arbitration the Partner with whom it had entered a strategic alliance agreement, as amended (the "Agreement"), to assist in the training of personnel and development and delivery by Rare Medium of solutions built utilizing the Partner's technology. Under the terms of the Agreement, the Partner was to provide Rare Medium with refundable advances of approximately $17.1 million, on an interest free basis, to be paid to the Rare Medium over the term of the two-year Agreement, subject to Rare Medium's compliance with certain requirements set forth in the agreement. The amount and timing of the repayment of the advances was subject to adjustment based on Rare Medium's achievement of certain milestones in accordance with the terms of the Agreement. A dispute arose with respect to Rare Medium's achievement of the milestones. As a result, the Partner has allegedly terminated the Agreement and commenced an arbitration seeking the return of all of the approximately $8.6 million that had been advanced under the Agreement. Rare Medium intends to contest the Partner's claims. There can be no assurance that Rare Medium will be successful in contesting this action and that accelerated repayment, along with attorney's fees and interest, will not be required.

     On July 23, 2001, plaintiff Microsoft Corporation filed suit against Rare Medium, Inc. in the United States District Court for the Western District of Washington, CO1-1130P. The plaintiff alleges breach of contract in connection with a consulting agreement and an alliance agreement entered between the parties seeking $2.3 million in damages, interest and attorney's fees. The Company plans to defend the matter vigorously.


Item 2.  Changes in Securities

     (a) Not applicable
     (b) Not applicable
     (c) Not applicable
     (d) Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submissions of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number        Description

  10.1     --   Note Purchase Agreement, dated as of April 2, 2001, between the Company and Motient Corporation which was filed as Exhibit
                10.112 to Motient Corporation's Registration Statement on Form
                S-4, filed on June 26, 2001, and is hereby incorporated herein by reference.

  10.2     --   Agreement and Plan of Merger, dated as of May 14, 2001,
                between the Company, Motient Corporation and MR Acquisition
                Corp. which was filed as a Exhibit 2.1 to the Company's 8-K filed on May 16, 2001, and is hereby incorporated herein by reference.

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     On May 16, 2001, the Company filed a report on Form 8-K (i) announcing and describing the Agreement and Plan of Merger, dated as of May 14, 2001, by and among the Company, Motient Corporation and MR Acquisition Corp. and
(ii) disclosing the resignation of Suresh Mathews, the Company's President and Chief Operating Officer and the President and Chief Operating Officer of Rare Medium, Inc., the Company's Internet services subsidiary.

     On May 25, 2001, the Company filed a report on Form 8-K announcing and describing a number of purported class action lawsuits filed in Delaware Chancery Court challenging the proposed merger between the Company and Motient Corporation.

     On June 13, 2001, the Company filed a report on Form 8-K announcing and describing a round of staff reductions by the Company.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 13, 2001                By:/s/ Glenn S. Meyers
                                        -------------------------------
                                        Glenn S. Meyers
                                        Chief Executive Officer

Date: August 13, 2001                By:/s/ Craig C. Chesser
                                        --------------------------------
                                        Craig C. Chesser
                                        Vice President Finance and Treasurer
                                        (Principal Financial Officer)

Date: August 13, 2001                By:/s/ Michael A. Hultberg
                                        -------------------------------
                                        Michael A. Hultberg
                                        Vice President and Controller
                                        (Principal Accounting Officer)