Form 10-Q
period 2001-09-30
RARE MEDIUM GROUP INC
filed 2001-11-14
CIK 756502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2001, OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-13865

                             RARE MEDIUM GROUP, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                   23-2368845
(State or other jurisdiction of incorporation or           (I.R.S. Employer I
                 organization)                            dentification Number)



         28 WEST 23RD STREET, 5TH FLOOR
               NEW YORK, NEW YORK                                10010
    (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (646) 638-9700

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

Number of shares outstanding of the issuer's common stock, as of November 9,
2001

Common Stock, par value $0.01 per share                 64,086,076
                 Class                          Number of shares outstanding


                                                            INDEX

                                                                                                                  PAGE
Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001 (Unaudited)                            2

   Unaudited Consolidated Statements of Operations - Three and nine months ended September 30, 2000 and 2001         3

   Unaudited Consolidated Statements of Cash Flows - Nine months ended September 30, 2000 and 2001                   4

   Notes to Unaudited Consolidated Financial Statements                                                              5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                      11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                 17

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                          18

Item 2.  Changes in Securities                                                                                      19

Item 3.  Defaults Upon Senior Securities                                                                            19

Item 4.  Submission of Matters to a Vote of Security Holders                                                        19

Item 5.  Other Information                                                                                          19

Item 6.  Exhibits and Reports on Form 8-K                                                                           19

SIGNATURES                                                                                                          20

                             RARE MEDIUM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)


                                                                                             DECEMBER 31,      SEPTEMBER 30,
                                                                                                2000               2001
                                                                                             ------------      -------------
                                                                                                               (UNAUDITED)
                                           ASSETS
Current assets:
   Cash and cash equivalents                                                                $     113,018      $   32,052
   Short-term investments                                                                          44,465          33,739
                                                                                            -------------      ----------
     Total cash, cash equivalents and short-term investments                                      157,483          65,791
   Accounts receivable, net                                                                        21,952           3,096
   Work in process                                                                                  5,426             136
   Notes receivable                                                                                    --          52,231
   Prepaid expenses and other current assets                                                        5,402             783
                                                                                            -------------      ----------
     Total current assets                                                                         190,263         122,037

Property and equipment, net                                                                        28,740             872
Investments in affiliates                                                                          48,016          15,327
Goodwill and intangibles, net                                                                      49,061              --
Other assets                                                                                        1,411             555
                                                                                            -------------      ----------
     Total assets                                                                           $     317,491      $  138,791
                                                                                            =============      ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                         $      10,740      $    6,313
   Accrued liabilities                                                                             16,876          18,671
   Deferred revenue                                                                                 3,778              66
   Other current liabilities                                                                           --          10,013
                                                                                            -------------      ----------
     Total current liabilities                                                                     31,394          35,063
Other noncurrent liabilities                                                                        9,367           1,737
                                                                                            -------------      ----------
     Total liabilities                                                                             40,761          36,800
                                                                                            -------------      ----------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized discount of
   $50,162 and $46,867, respectively                                                               47,621          56,520
                                                                                            -------------      ----------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued 977,838 shares as Series A Convertible Preferred Stock at December 31, 2000 and
     1,033,875 shares at September 30, 2001                                                            --              --
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and outstanding
     63,676,074 shares at December 31, 2000 and 63,666,505 shares at September 30, 2001               637             637
   Additional paid-in capital                                                                     528,958         528,469
   Accumulated other comprehensive loss                                                            (1,127)           (615)
   Accumulated deficit                                                                           (299,188)       (482,849)
   Treasury stock, at cost, 66,227 shares                                                            (171)           (171)
                                                                                            -------------      ----------
     Total stockholders' equity                                                                   229,109          45,471
                                                                                            -------------      ----------
     Total liabilities and stockholders' equity                                             $     317,491      $  138,791
                                                                                            =============      ==========

     See accompanying notes to unaudited consolidated financial statements.

                             RARE MEDIUM GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands except share data)

                                                  THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------      --------------------------------
                                                      2000               2001                2000              2001
                                                  -------------      -------------      --------------     -------------
Revenues                                          $       2,311      $          25      $        5,627     $       1,887
Cost of revenues                                            910                  2               4,007             1,337
                                                  -------------      -------------      --------------     -------------
   Gross profit                                           1,401                 23               1,620               550
Expenses:
   Sales and marketing                                    3,560                 28               8,255             1,257
   General and administrative                            13,378              2,737              31,768            14,236
   Depreciation and amortization                          2,518                398               6,246             2,981
   Restructuring charges                                     --                125                  --             1,071
                                                  -------------      -------------      --------------     -------------
     Total expenses                                      19,456              3,288              46,269            19,545
                                                  -------------      -------------      --------------     -------------
Loss from operations                                    (18,055)            (3,265)            (44,649)          (18,995)
Interest income, net                                      3,004              3,010               7,562             7,481
Loss on investments in affiliates                        (1,860)           (18,212)             (4,424)          (41,844)
Unrealized loss on derivative instrument                     --            (15,311)                 --            (1,511)
Other (expense) income                                      (73)               490                (135)              828
                                                  -------------      -------------      --------------     -------------
Loss before discontinued operations                     (16,984)           (33,288)            (41,646)          (54,041)
Discontinued operations:
   Loss from discontinued operations                    (16,187)           (50,677)            (40,418)         (117,647)
   Loss from wind-down of discontinued operations            --             (3,073)                 --            (3,073)
                                                  -------------      -------------      --------------     -------------
     Loss from discontinued operations                  (16,187)           (53,750)            (40,418)         (120,720)
                                                  -------------      -------------      --------------     -------------
Net loss                                                (33,171)           (87,038)            (82,064)         (174,761)
   Cumulative dividends and accretion of
     convertible preferred stock to liquidation
     value                                               (2,975)            (3,001)            (19,818)           (8,900)
                                                  -------------      -------------      --------------     -------------
Net loss attributable to common stockholders      $     (36,146)     $     (90,039)           (101,882)    $    (183,661)
                                                  =============      =============      ==============     =============
Basic and diluted loss per share:
   Continuing operations                          $       (0.36)     $       (0.57)     $        (1.23)    $       (0.99)
   Discontinued operations                                (0.29)             (0.85)              (0.80)            (1.91)
                                                  -------------      -------------      --------------     -------------
     Net loss per share                           $       (0.65)     $       (1.42)     $        (2.03)    $       (2.90)
                                                  =============      =============      ==============     =============
Basic weighted average common shares outstanding     55,419,834         63,416,825          50,108,149        63,417,488
                                                  =============      =============      ==============     =============

     See accompanying notes to unaudited consolidated financial statements.

                             RARE MEDIUM GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                       2000              2001
                                                                                  -----------        -----------
Cash flows from operating activities:
   Net loss                                                                       $   (82,064)       $  (174,761)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Loss from discontinued operations                                                 40,418            120,720
     Depreciation and amortization                                                      6,246              2,981
     Loss on investments in affiliates                                                  4,424             41,844
     Unrealized loss on derivative instrument                                              --              1,511
     Non-cash restructuring charges                                                        --                689
     Non-cash interest, net                                                                --             (1,511)
     Changes in assets and liabilities, net of acquisitions and sale of businesses:
        Accounts receivable                                                            (1,377)               275
        Work in process                                                                    62                 --
        Prepaid expenses and other assets                                              (1,420)            (1,531)
        Deferred revenue                                                                  575                666
        Accounts payable, accrued and other liabilities                                (2,334)               728
                                                                                  -----------        -----------
          Net cash used in continuing operations                                      (35,470)            (8,389)
          Net cash used in discontinued operations                                    (21,332)           (26,996)
                                                                                  -----------        -----------
          Net cash used in operating activities                                       (56,802)           (35,385)
Cash flows from investing activities:
   Cash paid for investments in affiliates                                            (26,592)            (6,199)
   Purchases of property and equipment                                                 (2,513)               (95)
   Purchase of notes receivable                                                            --            (50,000)
   Cash paid for acquisitions, net of cash acquired and acquisition costs                 (76)                --
   Cash received for sale of investment in affiliates                                      --              3,556
   Purchases of short-term investments                                                     --            (72,860)
   Sales of short-term investments                                                         --             83,587
                                                                                  -----------        -----------
          Net cash used in continuing operations                                      (29,181)           (42,011)
          Net cash used in discontinued operations                                    (15,519)            (3,592)
                                                                                  -----------        -----------
          Net cash used in investing activities                                       (44,700)           (45,603)
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of costs                               241,355                 --
   Proceeds from issuance of common stock in connection with the exercise of
     warrants and options                                                               5,468                 22
   Repayments of borrowings, net                                                         (832)                --
                                                                                  -----------        -----------
          Net cash provided by financing activities                                   245,991                 22
                                                                                  -----------        -----------
Net increase (decrease) in cash and cash equivalents                                  144,489            (80,966)
Cash and cash equivalents, beginning of period                                         28,540            113,018
                                                                                  -----------        -----------
Cash and cash equivalents, end of period                                          $   173,029             32,052
                                                                                  ===========        ===========

     See accompanying notes to unaudited consolidated financial statements.

                             RARE MEDIUM GROUP, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)  DESCRIPTION OF THE BUSINESS

     Rare Medium Group, Inc. (the "Company") conducts its business primarily through its subsidiaries. Since 1998, its principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. A decision to discontinue Rare Medium, Inc.'s operations was made at the end of the quarter.

     Through its investment business, the Company has historically made venture investments by taking strategic minority equity positions in other independently managed companies. Additionally, in the past, the Company has developed, managed and operated companies in selected Internet-focused market segments ("Incubator Companies"). During the first quarter of 2001, the Company reduced its focus on the investment business and substantially ceased providing funding to its Incubator Companies. Additionally, in April 2001, the Company sold a majority of its equity interest in ChangeMusic Network ("CMJ") and ePrize, two of its Incubator Companies (see Note 5).

     Currently, the Company, through its newly formed subsidiary, MSV Investors Holdings, Inc., expects to be an active participant in the Mobile Satellite Ventures ("MSV") joint venture, which includes TMI Communications, Inc., Motient Corporation ("Motient"), Telcom Ventures LLC, Columbia Capital and Spectrum Equity Investors. MSV is a provider of mobile satellite services in North America, providing its customers with digital voice and data services, including circuit switched voice, nationwide voice and data dispatch, and packet data services.

     In addition to its joint venture interest in MSV, subject to closing (see Note 11), the Company's principal assets consist of its venture portfolio, 5,000,000 shares of XM Satellite Radio Holdings, Inc. ("XM Radio") common stock, a promissory note from Motient with a $26.2 million face value and cash.

     The Company is headquartered in New York, New York. Its Rare Medium, Inc. subsidiary continues to have an office in Dallas, Texas as well.

 (2) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000 which are contained in the Company's second amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the "SEC"). The results of the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation.

                             RARE MEDIUM GROUP, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3)  INVESTMENTS IN AFFILIATES

     The following is a summary of the carrying value of investments held by the Company (in thousands):

                                       DECEMBER 31,             SEPTEMBER 30,
                                         2000                      2001
                                       ------------             ----------
                                                                (UNAUDITED)
Cost investments                          $37,501                 $15,155
Marketable securities                       7,791                     172
Equity investments                          2,724                      --
                                       ------------             ----------
                                          $48,016                 $15,327
                                       ============             ==========

     The Company recognized losses of approximately $0.5 million for the nine months ended September 30, 2001 representing its proportionate share of the losses of investee companies, for those investments carried under the equity method. The Company also recognized losses of approximately $2.2 million for the nine months ended September 30, 2001 representing the amortization of the net excess of investment over its proportionate share of the affiliates' net assets. Amortization is generally recorded on a straight-line basis over three years. Also, the Company recorded a loss of approximately $35.9 million during the nine months ended September 30, 2001 for the impairment of investments in affiliates, including approximately $4.1 million relating to its Incubator Companies. Additionally, the Company recognized a loss of approximately $3.2 million for realized losses on the sale of publicly traded securities. During the nine months ended September 30, 2001, Rare Medium, Inc. recognized revenue of approximately $4.5 million for services provided to affiliates which is included in the loss from discontinued operations.

(4)  DISCONTINUED OPERATIONS

     At the end of the third quarter, a decision to discontinue the operations of Rare Medium, Inc. and the LiveMarket subsidiary was made in light of their performance and prospects. The wind-down of these businesses is expected to be completed by the first quarter 2002. In connection with the discontinuance of these businesses, the Company recorded a charge in the third quarter of 2001 of $35.9 million related to severance and benefits resulting from headcount reductions, an accrual for estimated losses of $3.1 million during the wind-down period and the write-off of unamortized goodwill and property and equipment, net of expected proceeds. As of September 30, 2001, the remaining assets, including cash, accounts receivables, work in process, property and equipment and other assets, and liabilities, including accounts payable, restructuring and other accrued expenses and advances payable, amounted to approximately $8.2 million and $27.6 million, respectively.

     The discontinuance of these businesses represents the disposal of a business segment under Accounting Principles Board Opinion No. 30. Accordingly, the results of these operations have been classified as discontinued, and prior period results have been restated. For segment reporting purposes, Rare Medium, Inc.'s results are classified as "Internet Services," and LiveMarket's results are included in "Investment."

(5)  SALE OF BUSINESSES

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

                             RARE MEDIUM GROUP, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

 (6) SUPPLEMENTAL INFORMATION

     The Company's operations have historically been classified into two primary segments: the investment business and the Internet services business, the operations of which were discontinued at the end of the third quarter (see Note 4). Subsequent to September 30, 2001, the Company will operate solely within the investment business. Presented below is summarized financial information of the Company's operations for each segment (in thousands):

                                                   THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------             -------------------------------
                                                      2000                 2001                    2000                2001
                                                   ----------          ------------             ----------          -----------
Revenues:
   Internet services                               $   33,215          $      3,885             $   86,730          $    25,775
   Investment                                           2,410                   297                  5,726                3,005
   Internet services provided to consolidated
     investments                                       (6,749)                   --                (12,057)              (4,648)
                                                   ----------          ------------             ----------          -----------
                                                   $   28,876          $      4,182             $   80,399          $    24,132
                                                   ==========          ============             ==========          ===========
Loss before interest, taxes, depreciation,
   amortization and other items:
   Internet services                               $     (318)         $     (6,703)            $   (6,077)         $   (28,109)
   Investment and corporate                           (20,360)               (4,193)               (43,227)             (23,406)
                                                   ----------          ------------             ----------          -----------
                                                      (20,678)              (10,896)               (49,304)             (51,515)
Depreciation and amortization                          (2,518)                 (398)                (6,246)              (2,981)
Interest income, net                                    3,004                 3,010                  7,562                7,481
Loss on investments in affiliates                      (1,860)              (18,212)                (4,424)             (41,844)
Restructuring charges                                      --                  (125)                    --               (1,071)
Unrealized loss on derivative instrument                   --               (15,311)                    --               (1,511)
Other (expense) income                                    (73)                  490                   (135)                 828
Other items included in discontinued operations       (11,046)              (45,596)               (29,517)             (84,148)
                                                   ----------          ------------             ----------          -----------
Net loss                                           $  (33,171)         $    (87,038)            $  (82,064)         $  (174,761)
                                                   ==========          ============             ==========          ===========
                                                                    DECEMBER 31, 2000     SEPTEMBER 30, 2001
                                                                    -----------------     ------------------
Total assets:
   Internet services                                                   $     61,339            $     7,431
   Investment and corporate                                                 256,152                131,360
                                                                    ---------------       ----------------
                                                                       $    317,491            $   138,791
                                                                    ===============       ================

     For the nine months ended September 30, 2001, two Internet services customers, each representing more than 10% of Internet services revenue, aggregated approximately 27% of Internet services revenue.

(7)  NOTES RECEIVABLE AND DERIVATIVE INSTRUMENT

     On April 2, 2001, the Company agreed to purchase from Motient 12.5% secured promissory notes (the "Notes"), issuable in two tranches, each in the principal amount of $25.0 million. The Notes were collateralized by 5,000,000 shares of XM Radio common stock owned by Motient. The first tranche was purchased on April 4, 2001, and the second tranche was purchased on July 16, 2001. The principal of and accrued interest on the Notes were payable on October 1, 2001 in either cash, shares of XM Radio, or any combination thereof at Motient's option, as set forth in the agreement. At the option of the Company, the Notes may have been exchanged for a number of XM Radio shares based on a formula, as set forth in the agreement (the "Exchange Feature"). The Company ascribed separate values to each of the outstanding Notes and the Exchange Feature. As such, $48.5 million was allocated to Notes and the remaining $1.5 million was allocated to the Exchange Feature. Additional interest income was recognized representing the accretion of the $48.5 million carrying value up to the $50.0 million face value over the term of the Notes. As of June 30, 2001, the Company had recognized an unrealized gain of approximately $13.8 million related to the increase in the fair value of the Exchange Feature. As a result of the decrease in the price of XM Radio stock since June 30, 2001 and the $1.5 million value ascribed to the Exchange Feature at the purchase date of the Notes, the Company recognized an unrealized loss of $15.3 million for the three months ending September 30, 2001 relating to a decrease in the fair value of the Exchange Feature.

                             RARE MEDIUM GROUP, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  NOTES RECEIVABLE AND DERIVATIVE INSTRUMENT - (CONTINUED)

     On October 1, 2001, and again on October 8, 2001, the Company extended the maturity date of the Notes. On October 12, 2001, in accordance with the terms of the Notes, the Company received 5,000,000 shares of XM Radio as payment for $26.2 million of the Notes and accrued interest. The maturity date for the remaining balance of the Notes in the principal amount of approximately $26.2 million, and interest thereon, was extended for 60 days. The Company may further extend the maturity date to October 12, 2002 upon satisfaction of certain conditions.

(8)  MERGER WITH MOTIENT CORPORATION

     On May 14, 2001, the Company entered into an agreement to merge with a subsidiary of Motient. By a letter agreement dated October 1, 2001, Motient and the Company terminated the planned merger. As a result of the termination, neither the Company nor Motient shall have any obligation to the other party, except for repayment by Motient to the Company of amounts outstanding under the Notes (see Note 7).

 (9) RESTRUCTURING CHARGES

     During the first and second quarters of 2001, the Company recognized restructuring charges of approximately $21.9 million primarily related to its Internet services business, consisting of $16.7 million for the consolidation of facilities and the disposition of property and equipment, $2.0 million for the impairment of unamortized goodwill, $2.0 million for severance and benefits related to headcount reductions and $1.2 million for other office shutdown costs. These restructuring charges were aimed at aligning Rare Medium, Inc.'s cost structure with changing market conditions and decreased demand for its services. An additional $36.1 million was recognized in the third quarter, consisting of $15.4 million for the closing of facilities and the disposition of property and equipment, $17.0 million for the impairment of unamortized goodwill, $1.1 million for further severance and benefits related to headcount reductions and $2.6 million for other office shutdown costs. These additional charges were primarily a result of the discontinuance of the operations of the Rare Medium, Inc. and LiveMarket subsidiaries. The plan resulted in head count reductions of approximately 500 employees during the first nine months of 2001, and approximately an additional 100 subsequent to September 30, 2001. Of the $58.0 million in restructuring charges for the nine months ended September 30, 2001, $56.9 million are reflected in the loss from discontinued operations.

     The total cash outlay and non-cash charges for the restructuring activities will be approximately $14.5 million and $43.5 million, respectively. As of September 30, 2001, approximately $4.9 million of cash was used, $5.8 million is expected to be used in the remainder of 2001, and the remaining cash outlay of approximately $3.8 million, primarily related to the present value of the net future minimum lease payments for certain real estate lease obligations, is expected to be used over the next seven years.

     Restructuring activities during the nine months ended September 30, 2001 were as follows (in thousands):

                                                                                      BALANCE
                                           RESTRUCTURING          AMOUNT            SEPTEMBER 30,
                                             CHARGES             UTILIZED               2001
                                           ------------         -----------          ----------
Facilities and property and equipment      $    32,133          $    26,185          $   5,948
Goodwill                                        19,001               19,001                 --
Severance and benefits                           3,107                2,349                758
Other office shutdown costs                      3,745                  873              2,872
                                           -----------          -----------          ---------
Total                                      $    57,986          $    48,408          $   9,578
                                           ===========          ===========          =========

                             RARE MEDIUM GROUP, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(10)  CONTINGENCIES

     The Company is aware of a number of purported class action lawsuits that have been filed by the holders of the Company's common stock in the Court of Chancery of the State of Delaware challenging the then proposed merger with Motient (see Note 8). All of the complaints name the Company and members of the Company's board of directors as defendants. Most of the complaints name the holders of the Company's preferred stock, and certain of their affiliates, as defendants, and some of the complaints name Motient as a defendant. On June 22, 2001, the Delaware court entered an order to consolidate all of the Delaware lawsuits for all purposes into a single purported class action, IN RE RARE MEDIUM GROUP, INC. SHAREHOLDERS LITIGATION, C.A. No. 18879-NC. On August 7, 2001, a Consolidated Amended Class Action Complaint was filed in Delaware Chancery Court. The Delaware Chancery Court has not yet certified the consolidated lawsuit as a class action. The lawsuit alleges that the defendants breached duties allegedly owed to the holders of the Company's common stock in connection with the merger agreement and sought to stop the merger and/or obtain monetary damages. The Company has and intends to continue vigorously contesting this lawsuit. On October 19, 2001, the Company filed a motion to dismiss the Consolidated Amended Class Action Complaint on a variety of grounds, including mootness.

     A purported class action was filed in New York, titled BRICKELL PARTNERS V. RARE MEDIUM GROUP, INC., ET AL., N.Y.S. Index No. 01602694, in the New York State Supreme Court, making similar allegations to the Consolidated Amended Class Action Complaint in Delaware. A motion to dismiss the complaint is currently pending.

     In 2000, Rare Medium, Inc. entered into a strategic alliance agreement, as amended, with a software company (the "Partner") to assist in the training of personnel and development and delivery by Rare Medium, Inc. of solutions built utilizing the Partner's technology. Under the terms of the alliance, the Partner was to provide Rare Medium, Inc. with refundable advances of approximately $17.1 million, on an interest free basis, to be paid to Rare Medium, Inc. over the term of the two-year agreement, subject to Rare Medium, Inc.'s compliance with certain requirements set forth in the agreement. The amount and timing of the repayment of the advances may be adjusted based on Rare Medium, Inc.'s achievement of certain milestones in accordance with the terms of the agreement. The Partner and Rare Medium, Inc. have a dispute as to whether certain milestones have been achieved. Efforts at renegotiating the payment schedule and milestones were not successful. In July 2001, Rare Medium, Inc. received a notice of arbitration from the Partner seeking the return of the approximately $8.6 million, plus interest, that had been advanced by the Partner, who has asserted that the agreement has terminated. Rare Medium, Inc. is contesting the Partner's claims. There can be no assurance that Rare Medium, Inc. will be successful in contesting this action and that accelerated repayment, along with attorney's fees and interest, will not be required.

     The Company has been in settlement discussions with its former financial public relations firm with respect to the Company's refusal to deliver options covering approximately 124,000 shares of the Company's stock that are allegedly owed relating to past services allegedly rendered. Based on the current state of settlement discussions, the Company believes that it will be able to resolve this contingency without it having a material adverse effect on the Company's results of operations or financial position. However, if no settlement is reached, the claimant has indicated that it will file a claim alleging its entitlement to damages of approximately $12.8 million. While the Company does not believe such a claim will be filed, until a formal settlement has been executed, there can be no assurance of this outcome or the results of any subsequent litigation.

     On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., ICC Technologies, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, WOLFF, ET AL. V. RARE MEDIUM, INC., ET AL., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortuous interference with contractual relations, tortuous interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiffs' alleged attempt to engage in transactions involving some or all of the approximately 1,200,000 shares of the Company's common stock that the plaintiffs obtained in the Company's acquisition of Big Hand, Inc. The plaintiffs seek unspecified compensatory and punitive damages, interest, attorneys' fees and costs. On October 31, 2001, the Court dismissed the case without prejudice.

                             RARE MEDIUM GROUP, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(10)  CONTINGENCIES - (CONTINUED)

     On July 23, 2001, plaintiff Microsoft Corporation filed suit against Rare Medium, Inc. in the United States District Court for the Western District of Washington, CO1-1130P. The plaintiff alleges breach of contract in connection with a consulting agreement and an alliance agreement entered between the parties seeking $2.3 million in damages, interest and attorney's fees. Rare Medium, Inc. plans to defend the matter vigorously.

     Additionally, from time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such additional legal matters will not have a material adverse effect on the Company's financial position or results of its operations.

(11)  SUBSEQUENT EVENTS - COMMITMENT

     In October 2001, the Company, through a majority owned subsidiary, committed to invest $50.0 million in the MSV joint venture, a satellite communications venture that will integrate the satellite operations of Motient with the satellite operations of TMI Communications, Inc., a wholly owned subsidiary of BCE Inc. of Canada. The investment is contingent on customary approvals by both the American and Canadian regulatory agencies. This investment will represent a joint venture interest of approximately 30%.

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

OVERVIEW

     We conduct our business primarily through our subsidiaries. Since 1998, our principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. A decision to discontinue Rare Medium, Inc.'s operations was made at the end of the quarter.

     Through our investment business, we have historically made venture investments by taking strategic minority equity positions in other independently managed companies. Additionally, in the past, we have developed, managed and operated companies in selected Internet-focused market segments ("Incubator Companies"). During the first quarter of 2001, we reduced our focus on the investment business and substantially ceased providing funding to our Incubator Companies. Additionally, in April 2001, we sold a majority of our equity interest in ChangeMusic Network ("CMJ") and ePrize, two of our Incubator Companies.

     Currently, through our newly formed subsidiary, MSV Investors Holdings, Inc., we expect to be an active participant in the Mobile Satellite Ventures ("MSV") joint venture, which includes TMI Communications, Inc., Motient Corporation, Telcom Ventures, LLC, Columbia Capital and Spectrum Equity Investors. MSV is a provider of mobile satellite services in North America, providing its customers with digital voice and data services, including circuit switched voice, nationwide voice and data dispatch, and packet data services.

     In addition to our joint venture interest in MSV, subject to closing, our principal assets consist of our venture portfolio, 5,000,000 shares of XM Radio common stock, a promissory note from Motient with a face value of $26.2 million and cash.

     As a result of the decision to discontinue the operations of Rare Medium, Inc. and LiveMarket, the reported operating results include the operations of our Incubator Companies and our investment activities and not those of Rare Medium, Inc. and LiveMarket.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

   REVENUES

     Revenues for the three months ended September 30, 2001 decreased to approximately $25,000 from $2.3 million for the three months ended September 30, 2000, a decrease of approximately $2.3 million. Current period revenues are driven by our remaining Incubator Companies. The decrease from the same period of the prior year is due primarily to the sale of our majority interest in two Incubator Companies in April 2001.

   COST OF REVENUES

     Cost of revenues includes salaries, payroll taxes and related benefits and other direct costs associated with the generation of revenues. Cost of revenues for the three months ended September 30, 2001 decreased to approximately $2,000 from $0.9 million for the three months ended September 30, 2000, a decrease of approximately $0.9 million. This decrease is due primarily to the sale of our majority interest in two Incubator Companies in April 2001.

   SALES AND MARKETING EXPENSE

     Sales and marketing expense represents the actual costs associated with our sales force, marketing and advertising. Sales and marketing expense for the three months ended September 30, 2001 decreased to approximately $28,000 from $3.6 million for the three months ended September 30, 2000, a decrease of approximately $3.5 million. The decrease is primarily the result of the sale of our majority interest in two Incubator Companies in April 2001.

   GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense includes facilities costs, recruiting, training, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the three months ending September 30, 2001 decreased to $2.7 million from $13.4 million for the three months ended September 30, 2000, a decrease of $10.7 million. This decrease was primarily related to the reduced infrastructure needed to manage our continuing operations and the sale of our majority interest in two Incubator Companies in April 2001, partially offset by the legal and advisory costs associated with our terminated merger with Motient Corporation. We expect these costs to continue to decrease as we reduce our overhead.

   DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense substantially consists of the depreciation of property and equipment. Depreciation and amortization expense for the three months ended September 30, 2001 decreased to $0.4 million from $2.5 million for the three months ended September 30, 2000, a decrease of $2.1 million. This decrease resulted primarily from the sale of two Incubator Companies in April 2001, as well as the disposal of property and equipment associated with our restructuring activities. As we have reduced our capital expenditures and have written off all remaining goodwill, we expect depreciation and amortization expense to decrease in future periods.

   RESTRUCTURING CHARGES

     During the three months ended September 30, 2001, we recorded restructuring charges of approximately $0.1 million primarily relating to the disposition of property and equipment. These restructuring charges were the result of the reduction of our infrastructure needed to manage our continuing operations.

   INTEREST INCOME, NET

     Interest income, net for the three months ended September 30, 2001 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments, interest on our Motient promissory note, as well as the accretion of the $48.5 million carrying value of the Motient promissory notes up to the face value of $50.0 million over the terms of the notes.

   LOSS ON INVESTMENT IN AFFILIATES

     Loss on investments in affiliates consists primarily of $16.2 million for the impairment to the carrying value of certain affiliates accounted for under the cost method, $0.1 million for the realized loss on the sale of publicly traded securities, $0.5 million for our proportionate share of affiliates' operating losses and amortization of our net excess investment over our equity in each affiliate's net assets for those affiliates accounted for under the equity method and $1.4 million for the impairment of the goodwill and net assets related to one of our Incubator Companies. We will continue to monitor the carrying value our investments in affiliates for further impairment.

   UNREALIZED LOSS ON DERIVATIVE INSTRUMENT

     At the purchase dates of the promissory notes from Motient, we ascribed $1.5 million to the fair value of the exchange feature allowing us to convert the notes to shares of XM Radio common stock held by Motient. We recognized an unrealized gain of approximately $13.8 million as of June 30, 2001 related to the increase in the fair value of the exchange feature. As a result of the decrease in the price of XM Radio stock since June 30, 2001, we recognized an unrealized loss of $15.3 million for the three months ending September 30, 2001 relating to a decrease in the fair value of the exchange feature.

   LOSS FROM DISCONTINUED OPERATIONS

     At the end of the quarter, a decision to discontinue the operations of Rare Medium, Inc. and the LiveMarket subsidiary was made in light of their performance and prospects. The wind-down of these businesses is expected to be completed by the first quarter 2002. In connection with the discontinuance of these businesses, we recorded a charge in the third quarter of 2001 of $35.9 million related to severance and benefits resulting from headcount reductions, an accrual for estimated losses of $3.1 million during the wind-down period and the write-off of unamortized goodwill and property and equipment, net of expected proceeds. The remaining loss of $17.9 million resulted from operations prior to the decision to discontinue the businesses.

   NET LOSS

     For the three months ended September 30, 2001, we recorded a net loss of $87.0 million. The loss was primarily due to the factors described in "Cost of Revenues," "General and Administrative Expense," "Sales and Marketing Expense," "Restructuring Charges," "Loss on Investments in Affiliates," "Unrealized Loss on Derivative Instrument" and "Loss from Discontinued Operations."

     Included in net loss attributable to common shareholders of $90.0 million was $3.0 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

   REVENUES

     Revenues for the nine months ended September 30, 2001 decreased to $1.9 million from $5.6 million for the nine months ended September 30, 2000, a decrease of $3.7 million. Current period revenues are driven by our remaining Incubator Companies. The decrease from the prior year is due primarily to the sale of our majority interest in two Incubator Companies in April 2001.

   COST OF REVENUES

     Cost of revenues includes salaries, payroll taxes and related benefits and other direct costs associated with the generation of revenues. Cost of revenues for the nine months ended September 30, 2001 decreased to $1.3 million from $4.0 million for the nine months ended September 30, 2000, a decrease of $2.7 million. This decrease is due primarily to the sale of our majority interest in two Incubator Companies in April 2001.

   SALES AND MARKETING EXPENSE

     Sales and marketing expense represents the actual costs associated with our sales force, marketing and advertising. Sales and marketing expense for the nine months ended September 30, 2001 decreased to $1.3 million from $8.3 million for the nine months ended September 30, 2000, a decrease of $7.0 million. The decrease is primarily the result of the sale of our majority interest in two Incubator Companies in April 2001.

   GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense includes facilities costs, recruiting, training, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the nine months ending September 30, 2001 decreased to $14.2 million from $31.8 million for the nine months ended September 30, 2000, a decrease of $17.6 million. This decrease was primarily related to the reduced infrastructure needed to manage our continuing operations and the sale of our majority interest in two Incubator Companies in April 2001, partially offset by the legal and advisory costs associated with our terminated merger with Motient Corporation. We expect these costs to continue to decrease as we reduce our overhead.

   DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense substantially consists of the depreciation of property and equipment. Depreciation and amortization expense for the nine months ended September 30, 2001 decreased to $3.0 million from $6.2 million for the nine months ended September 30, 2000, a decrease of $3.2 million. This decrease resulted primarily from the sale of two Incubator Companies in April 2001, as well as the disposal of property and equipment associated with our restructuring activities. As we have reduced our capital expenditures and have written off all remaining goodwill, we expect depreciation and amortization expense to decrease in future periods.

   RESTRUCTURING CHARGES

     During the nine months ended September 30, 2001, we recorded restructuring charges of approximately $1.1 million primarily relating to the disposition of property and equipment. These restructuring charges were the result of the reduction of our infrastructure needed to manage our continuing operations.

   INTEREST INCOME, NET

     Interest income, net for the nine months ended September 30, 2001 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments, interest on our Motient promissory note, as well as the accretion of the $48.5 million carrying value of the Motient promissory notes up to the face value of $50.0 million over the terms of the notes.

   LOSS ON INVESTMENT IN AFFILIATES

     Loss on investments in affiliates consists primarily of $31.8 million for the impairment to the carrying value of certain affiliates accounted for under the cost method, $3.2 million for the realized loss on the sale of publicly traded securities, $2.7 million for our proportionate share of affiliates' operating losses and amortization of our net excess investment over its equity in each affiliate's net assets for those affiliates accounted for under the equity method, and $4.1 million related to our incubator companies. We will continue to monitor the carrying value our investments in affiliates for further impairment.

   UNREALIZED LOSS ON DERIVATIVE INSTRUMENT

     At the purchase date of the promissory notes from Motient, we ascribed $1.5 million to the fair value of the exchange feature allowing us to convert the notes to shares of XM Radio common stock held by Motient. As a result of the decrease in the price of XM Radio stock since the purchase of the notes, we recognized an unrealized loss of $1.5 million for the nine months ended September 30, 2001 relating to the decrease in the fair value of the exchange feature.

   LOSS FROM DISCONTINUED OPERATIONS

     At the end of the third quarter, a decision to discontinue the operations of Rare Medium, Inc. and the LiveMarket subsidiary was made in light of their performance and prospects. The wind-down of these businesses is expected to be completed by the first quarter 2002. In connection with the discontinuance of these businesses, we recorded a charge in the third quarter of 2001 of $35.9 million related to severance and benefits resulting from headcount reductions, an accrual for estimated losses of $3.1 million during the wind-down period and the write-off of unamortized goodwill and property and equipment, net of expected proceeds. The remaining loss of $84.8 million resulted from operations prior to the decision to discontinue the businesses.

   NET LOSS

     For the nine months ended September 30, 2001, we recorded a net loss of $174.8 million. The loss was primarily due to the factors described in "Cost of Revenues," "General and Administrative Expense," "Sales and Marketing Expense," "Restructuring Charges," "Loss on Investments in Affiliates," "Unrealized Loss on Derivative Instrument" and "Loss from Discontinued Operations."

     Included in net loss attributable to common shareholders of $183.7 million was $8.9 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

LIQUIDITY AND CAPITAL RESOURCES

     We had $65.8 million in cash, cash equivalents, and short-term investments as of September 30, 2001. Cash used in operating activities from continuing operations was $8.4 million for the nine months ended September 30, 2001 and resulted primarily from the loss before discontinued operations of $54.0 million, partially offset by non-cash items of $45.5 million (which consists of depreciation, amortization, loss on investments in affiliates, unrealized loss on derivative instrument, investments in affiliates received for services rendered, non-cash restructuring charges and non-cash interest) and changes in working capital. Cash used in operating activities from discontinued operations was $27.0 for the nine months ended September 30, 2001. We expect cash used in continuing operations to decrease in future periods as we have reduced our infrastructure needed to manage our remaining business activities and sold our majority interest in two Incubator Companies in April 2001.

     Cash used in investing activities was $56.3 million, net of $10.7 million resulting from the net sale of short-term investments, for the nine months ended September 30, 2001, which primarily consists of the $50.0 million used to purchase the promissory notes from Motient, cash paid for venture investments of $6.2 million and capital expenditures of $3.7 million (including discontinued operations), partially offset by $3.6 million of cash received from the sale of investments in affiliates. Capital expenditures have generally been comprised of purchases of computer hardware and software, as well as leasehold improvements related to leased facilities, and are not expected to increase at the same level in future periods.

     In April 2001, we agreed to purchase from Motient 12.5% secured promissory notes (the "Notes"), issuable in two tranches, each in the principal amount of $25.0 million. The Notes were collateralized by 5,000,000 shares of XM Radio common stock owned by Motient. The first tranche was purchased on April 4, 2001, and the second tranche was purchased on July 16, 2001. The principal of and accrued interest on the Notes were payable on October 1, 2001 in either cash, shares of XM Radio, or any combination thereof at Motient's option, as set forth in the agreement. At our option, the Notes may have been exchanged for a number of XM Radio shares equivalent to the principal of the Notes and any accrued interest thereon, as set forth in the agreement. As of June 30, 2001, we recognized an unrealized gain of approximately $13.8 million related to the increase in the fair value of the exchange feature allowing us to convert the first tranche of the Notes to XM Radio shares. As a result of the decrease in the price of XM Radio stock since June 30, 2001 and the $1.5 million value ascribed to the exchange feature at the purchase date of the Notes, we recognized an unrealized loss of $15.3 million for the three months ending September 30, 2001 relating to a decrease in the fair value of the exchange feature.

     On October 1, 2001, and again on October 8, 2001, we extended the maturity date of the Notes. On October 12, 2001, in accordance with the terms of the Notes, we received 5,000,000 shares of XM Radio as payment for $26.2 million of the Notes and related interest. The maturity date for the remaining Notes in the principal amount of approximately $26.2 million, and interest thereon, was extended for 60 days. We may further extend the maturity date to October 12, 2002 upon satisfaction of certain conditions.

     In 2000, Rare Medium, Inc. entered into a strategic alliance agreement, as amended, with the Partner to assist in the training of personnel and development and delivery by Rare Medium, Inc. of solutions built utilizing the Partner's technology. Under the terms of the alliance, the Partner was to provide Rare Medium, Inc. with refundable advances of approximately $17.1 million, on an interest free basis, to be paid to Rare Medium, Inc., over the term of the two-year agreement, subject to Rare Medium, Inc.'s compliance with certain requirements set forth in the agreement. The amount and timing of the repayment of the advances may be adjusted based on Rare Medium, Inc.'s achievement of certain milestones in accordance with the terms of the agreement. The Partner and Rare Medium, Inc. have a dispute as to whether certain milestones have been achieved. Efforts at renegotiating the payment schedule and milestones were not successful. In July 2001, Rare Medium, Inc. received a notice of arbitration demand from the Partner seeking the return of the approximately $8.6 million, plus interest, that had been advanced by the Partner, who has asserted that the agreement has terminated. Rare Medium, Inc. intends to contest the Partner's claims. There can be no assurance that Rare Medium, Inc. will be successful in contesting this action and that accelerated repayment, along with attorney's fees and interest, will not be required.

     Through our newly formed subsidiary, MSV Investors Holdings, Inc., we expect to be an active participant in the MSV joint venture, which includes TMI Communications, Inc., Motient Corporation, Telcom Ventures, LLC, Columbia Capital and Spectrum Equity Investors. MSV is a provider of mobile satellite services in North America, providing its customers with digital voice and data services, including circuit switched voice, nationwide voice and data dispatch, and packet data services. In October 2001, we committed to invest $50.0 million in the MSV joint venture. The investment is contingent on customary approvals by both the American and Canadian regulatory agencies. We will own approximately 30% of the joint venture interest in MSV.

     On June 29, 2001, we received a notice from the Nasdaq National Market that our common stock had failed to maintain the required minimum closing bid price of $1.00 for a period of 30 consecutive trading days. As a result, Nasdaq has provided us 90 calendar days, or until September 27, 2001, to regain compliance with this requirement or be delisted from trading on the Nasdaq National Market. In order to regain compliance, the closing bid price of our common stock must stay above $1.00 for 10 consecutive trading days. We were unable to gain compliance with this requirement during this time period; however, on September 27, 2001, the Nasdaq suspended this requirement for all companies traded on the Nasdaq until January 2, 2002. If we are unable to gain compliance with this requirement during this time period, and any appeal to Nasdaq for relief from this requirement is unsuccessful, our common stock will be delisted from trading on the Nasdaq National Market. If this were to happen, trading in our common stock would decrease substantially or cease altogether.

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which is effective January 1, 2002. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets and replaces the amortization with an impairment test which must be performed at least annually. For intangible assets with definite useful lives, SFAS 142 requires amortization over their respective expected useful lives to their estimated residual values and review for impairment in accordance with Statement of Financial Accounting 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Additionally, SFAS No. 142 requires that a transitional goodwill impairment test be completed six months from the date of adoption. The adoption of SFAS No. 142 is not expected to have a significant impact on our results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting
Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS No. 143 will have a significant impact on its financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks from changes in the price of the XM Radio publicly traded stock which was collateralizing our promissory notes from Motient until October 12, 2001. As of September 30, 2001, we have purchased $50.0 million of 12.5% promissory notes from Motient. Embedded within these notes is an exchange feature that allows us to convert the notes to shares of XM Radio owned by Motient at a ratio set forth in the purchase agreement. As of June 30, 2001, we recognized an unrealized gain of approximately $13.8 million related to the increase in the fair value of the exchange feature. As a result of the decrease in the price of XM Radio stock since June 30, 2001 and the $1.5 million value ascribed to the exchange feature at the purchase date of the notes, we recognized an unrealized loss of $15.3 million for the three months ending September 30, 2001 relating to a decrease in the fair value of the exchange feature.

     On October 12, 2001, in accordance with the terms of the notes, we received 5,000,000 shares of XM Radio as payment for $26.2 million of the notes and related interest. The maturity date for the remaining balance of the notes in the principal amount of approximately $26.2 million, and interest thereon, was extended for 60 days. We may further extend the maturity date to October 12, 2002 upon satisfaction of certain conditions. Any change in the market price of XM Radio stock could cause fluctuations in our earnings.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is aware of a number of purported class action lawsuits that have been filed by the holders of the Company's common stock in the Court of Chancery of the State of Delaware challenging the proposed merger with Motient Corporation. All of the complaints name the Company and members of the Company's board of directors as defendants. Most of the complaints name the holders of the Company's preferred stock, and certain of their affiliates, as defendants, and some of the complaints name Motient as a defendant. On June 22, 2001, the Delaware court entered an order to consolidate all of the Delaware lawsuits for all purposes into a single purported class action, IN RE RARE MEDIUM GROUP, INC. SHAREHOLDERS LITIGATION, C.A. No. 18879-NC. On August 7, 2001, a Consolidated Amended Class Action Complaint was filed in Delaware Chancery Court. The Delaware Chancery Court has not yet certified the consolidated lawsuit as a class action. The lawsuit alleges that the defendants breached duties allegedly owed to the holders of the Company's common stock in connection with the merger agreement and sought to stop the merger and/or obtain monetary damages.

     The Company has and intends to continue vigorously contesting this lawsuit. On October 19, 2001, the Company filed a motion to dismiss the Consolidated Amended Class Action Complaint on a variety of grounds, including mootness.

     A purported class action was filed in New York, titled BRICKELL PARTNERS V. RARE MEDIUM GROUP, INC., ET AL., N.Y.S. Index No. 01602694, in the New York State Supreme Court, making similar allegations to the Consolidated Amended Class Action Complaint in Delaware. A motion to dismiss the complaint is currently pending.

     On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., ICC Technologies, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, WOLFF, ET AL. V. RARE MEDIUM, INC., ET AL., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortuous interference with contractual relations, tortuous interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiffs' alleged attempt to engage in transactions involving some or all of the approximately 1.2 million shares of the Company's common stock that the plaintiffs obtained in the Company's acquisition of Big Hand, Inc. The plaintiffs seek unspecified compensatory and punitive damages, interest, attorneys' fees and costs. On October 31, 2001, the Court dismissed the case without prejudice.

     In July 2001, Rare Medium, Inc. received a notice of arbitration the Partner with whom it had entered a strategic alliance agreement, as amended (the "Agreement"), to assist in the training of personnel and development and delivery by Rare Medium, Inc. of solutions built utilizing the Partner's technology. Under the terms of the Agreement, the Partner was to provide Rare Medium, Inc. with refundable advances of approximately $17.1 million, on an interest free basis, to be paid to Rare Medium, Inc. over the term of the two-year Agreement, subject to Rare Medium, Inc.'s compliance with certain requirements set forth in the agreement. The amount and timing of the repayment of the advances was subject to adjustment based on Rare Medium, Inc.'s achievement of certain milestones in accordance with the terms of the Agreement. A dispute arose with respect to Rare Medium, Inc.'s achievement of the milestones. As a result, the Partner has asserted that the Agreement has terminated and commenced an arbitration seeking the return of all of the approximately $8.6 million that had been advanced under the Agreement. Rare Medium, Inc. intends to contest the Partner's claims. There can be no assurance that Rare Medium, Inc. will be successful in contesting this action and that accelerated repayment, along with attorney's fees and interest, will not be required.

     On July 23, 2001, plaintiff Microsoft Corporation filed suit against Rare Medium, Inc. in the United States District Court for the Western District of Washington, CO1-1130P. The plaintiff alleges breach of contract in connection with a consulting agreement and an alliance agreement entered between the parties seeking $2.3 million in damages, interest and attorney's fees. Rare Medium, Inc. plans to defend the matter vigorously.

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

         None

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 14, 2001                By:  /s/ GLENN S MEYERS
                                            ------------------------------------
                                            Glenn S. Meyers
                                            Chief Executive Officer


Date: November 14, 2001                By:  /s/ CRAIG C. CHESSER
                                            ------------------------------------
                                            Craig C. Chesser
                                            Vice President Finance and Treasurer
                                            (Principal Financial Officer)


Date: November 14, 2001                By:  /s/ MICHAEL A. HULTBERG
                                            ------------------------------------
                                            Michael A. Hultberg
                                            Vice President and Controller
                                            (Principal Accounting Officer)