Form 10-K
period 2001-12-31
RARE MEDIUM GROUP INC
filed 2002-03-20
CIK 756502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-K


                         /x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or


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

                                  23-2368845
                    (I.R.S. Employer Identification Number)


             44 West 18th Street, 6th Floor
                New York, New York                          10011
         (Address of principal executive offices)         (Zip Code)

               Registrant's former name--ICC Technologies, Inc.

      Registrant's telephone number, including area code: (646) 638-9700

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

                                Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 7, 2002 was $23,143,472.

As of March 7, 2002, 65,324,966 shares of our common stock were outstanding.



                                    PART I

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms "believe," "do not believe," "anticipate," "expect," "plan," "estimate," "intend" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under "Item 1. Business," "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The factors set forth below under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

Item 1. Business

Overview

      From 1998 through the third quarter of 2001, our principal business was conducted through our subsidiary Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions which caused many companies to reduce spending on Internet-focused business solutions, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket, Inc. subsidiary, was made at the end of the third quarter of 2001.

      From 1999 through the first quarter of 2001, we made venture investments by taking strategic minority equity positions in other independently managed companies. Additionally, in the past, we have developed, managed and operated companies in selected Internet-focused market segments ("Start-up Companies"). During the first quarter of 2001, we reduced our focus on these businesses and substantially ceased providing funding to our Start-up Companies. Additionally, we sold a majority of our equity interest in the operations of three of our Start-up Companies:
ChangeMusic Network ("ChangeMusic") and ePrize in April 2001 and Regards.com in December 2001. Currently, we are no longer actively seeking new start-up opportunities or venture investments, nor are we managing or operating any Start-up Companies.

      As a result of the decision to discontinue the operations of Rare Medium, Inc. and LiveMarket, the operating results reported in our statements of operations as continuing operations include the consolidated results of Rare Medium Group, Inc., our 80% owned MSV Investors, LLC subsidiary ("MSV Investors Subsidiary"), and our Start-up Companies, up to their respective dates of sale or shutdown. The results of Rare Medium, Inc. and LiveMarket are reflected as discontinued operations.

      In November 2001, through our MSV Investors Subsidiary, we became a participant in the Mobile Satellite Ventures, L.P. joint venture (the "MSV Joint Venture"), a joint venture which includes TMI Communications, Inc. ("TMI"), Motient Corporation ("Motient"), and certain other investors (the "Other MSV Investors"). The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. We expect to become an increasingly active participant in the MSV Joint Venture and have designated three members of the 12-member board of directors of the MSV Joint Venture's corporate general partner.

      In addition to winding down Rare Medium, Inc., our current operations consist of actively managing our interest in the MSV Joint Venture. Our principal assets consist of our interest in the MSV Joint Venture, five million shares of XM Satellite Radio, Inc. ("XM Satellite Radio") common stock, promissory notes from Motient Corporation with a principal amount of $26.2 million, our remaining investments in our venture portfolio companies, and cash, cash equivalents and short-term investments. As a result of uncertainty with respect to the ultimate collection on the Motient notes, we recognized a reserve for the entire amount of these notes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

      We were incorporated in Delaware in 1985 as ICC Technologies, Inc.

MSV Joint Venture's Business

   Overview

      The MSV Joint Venture was originally formed in June 2000 as a subsidiary of Motient. In November 2001, following the receipt of regulatory and other governmental approvals, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act, by the Federal Communications Commission ("FCC") and by Canadian regulatory authorities, Motient combined its existing satellite assets and authorizations with certain assets and authorizations of the satellite communications business of TMI, a subsidiary of Bell Canada Enterprises, and these assets and authorizations were contributed to the MSV Joint Venture. The assets and authorizations of the satellite business formerly owned by Motient which were contributed to the MSV Joint Venture included a satellite with coverage of most of North America and its surrounding waters and the associated existing FCC licenses and authorizations. The assets and capabilities of the satellite business contributed to the MSV Joint Venture by TMI included a second satellite (technologically identical to the satellite contributed to the MSV Joint Venture by Motient) with similar geographic coverage, as well as the associated Canadian satellite licenses.

      Following the approvals described above and consistent with the terms of an agreement which we entered into in October 2001 with the MSV Joint Venture and certain other investors, on November 26, 2001, through our MSV Investors Subsidiary, we purchased a $50.0 million interest in the MSV Joint Venture in the form of a convertible note. Immediately prior to the purchase of the convertible note, Rare Medium Group, Inc. contributed $40 million to the MSV Investors Subsidiary and unrelated third parties contributed $10.0 million. The note bears interest at a rate of 10% per year, has a maturity date of November 26, 2006, and is convertible at any time at our option into equity interests in the MSV Joint Venture. Currently, the approximate ownership of the MSV Joint Venture's equity interests, assuming conversion of all convertible notes, is as follows: our MSV Investors Subsidiary, 30.8%; TMI, 26.4%; Motient, 33.3%; and the Other MSV Investors, 9.5%. However, in the event that the MSV Joint Venture receives approval from the FCC by March 31, 2003 with regard to its plans for a next-generation satellite system complemented by ancillary terrestrial base stations as described below in "Business - MSV Joint Venture's Strategy," the Other MSV Investors are obligated to invest an additional $50.0 million in the MSV Joint Venture and, thereafter, the approximate ownership of the MSV Joint Venture's equity interest would be as follows: our MSV Investors Subsidiary, 23.6%; TMI, 20.2%; Motient, 25.5%; and the Other MSV Investors, 30.7%. Because our interest in the MSV Joint Venture is in the form of a note, we do not reflect the results of the MSV Joint Venture's operations in our statements of operations. We are under no obligation to make any further investments in our MSV Investors Subsidiary or in the MSV Joint Venture.

   MSV Joint Venture's Current Business

      The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America.

      Satellite Voice and Data Services. The MSV Joint Venture's satellite phone service supports two-way circuit-switched voice, facsimile and data communication service. The MSV Joint Venture markets satellite telephone and data services to businesses that have nationwide coverage requirements, particularly those operating in geographic areas that lack significant terrestrial coverage, such as natural resource companies, utilities and telecommunications companies that require backup and restorable support, and public safety organizations.

      Satellite Dispatch Service. The MSV Joint Venture's satellite dispatch service allows voice communications among users in a customer-defined group using a push-to-talk device. This service facilitates team-based, contingency-driven operations of groups over wide and/or remote areas. The MSV Joint Venture's targeted customer groups for satellite dispatch service include oil and gas pipeline companies, utilities and telecommunications companies with outside maintenance fleets, state and local public safety organizations, and public service organizations who need to seamlessly link resources on a nationwide basis.

   MSV Joint Venture's Strategy

      The MSV Joint Venture plans, subject to the receipt of further regulatory and government approvals, including certain FCC approvals and certain approvals by Canadian regulatory authorities, to develop, build and operate a next-generation satellite system complemented by ancillary terrestrial base stations (which we sometimes refer to as the "ancillary terrestrial component" or "ATC"). The MSV Joint Venture expects to use L-band spectrum and two satellites to provide mobile digital voice and data communications services in North America.

      The FCC and the Canadian equivalent to the FCC, Industry Canada, are currently considering applications submitted by the MSV Joint Venture which could, if granted by both regulatory authorities, greatly expand the scope of the MSV Joint Venture's business by permitting the MSV Joint Venture to incorporate an ATC into its mobile satellite network. An ATC would permit the MSV Joint Venture to reuse its satellite spectrum terrestrially. In this regard, an ATC will allow MSV Joint Venture phones to operate inside of buildings and throughout urban environments, which is currently not possible due to terrain blockage from buildings and other urban structures which interrupt the satellite signal's path. In response to the MSV Joint Venture's application, the FCC is currently seeking public comment on proposals to permit the incorporation of an ATC into mobile satellite services in various frequency bands, including the Big LEO bands where certain competitors provide service, as well as other mobile satellite frequency bands. If the FCC were to adopt all such proposals, the MSV Joint Venture would face increased competition in the provision of mobile satellite service using an ATC. Moreover, if the FCC grants these potential competitors approval prior to the MSV Joint Venture receiving approval for its application or grants more extensive or more favorable approvals to these potential competitors, the MSV Joint Venture's ability to implement its business strategy and compete effectively could also be harmed. If an ATC is not authorized, however, the MSV Joint Venture's business will be severely limited and the value of our interest in the MSV Joint Venture will be significantly impaired.

      The business conducted and proposed to be conducted by the MSV Joint Venture involves a high degree of risk. In addition, there is significant uncertainty as to whether the additional regulatory approvals described above will be received in the form requested or at all. Therefore, we cannot assure you that the venture will ever be profitable or that any of the additional regulatory approvals will be obtained.

Our Start-up and Venture Businesses

      Historically, our start-up and venture businesses focused on Internet companies engaged in business-to-business e-commerce, Internet enabling tools, enterprise-level software infrastructure and next generation communications sectors. Additionally, in the past, we have developed, managed and operated our Start-up Companies. Through our investment process, we decided whether to take a majority stake and incubate the business or a minority strategic position as a venture investment. During the first quarter of 2001, we reduced our focus on these businesses and substantially ceased providing funding to our Start-up Companies. Additionally, we sold a majority of our equity interest in the operations of three of our Start-up Companies: ChangeMusic and ePrize in April 2001 and Regards.com in December 2001. Currently, we are no longer actively seeking new start-up opportunities or venture investments, nor are we managing or operating any Start-up Companies.

      Most of the companies in which we have made venture investments are in the early stages of development and many have been adversely affected by the economic downturn in the Internet environment. Many have already been forced out of business. Through December 31, 2001, we made venture investments in 24 companies, with our equity stakes in these companies ranging from less than 1% to 32%. In light of their early stage of development, current economic conditions and the difficulty which these companies have had in obtaining additional funding, we have reduced the carrying value of our venture portfolio to $2.6 million. We attribute this value to our investments in Cidera, DataSynapse, Edmunds, NextJet, Smart Online, and Totality.

Customers

      Currently, as a result of discontinuing Rare Medium, Inc.'s operations at the end of the third quarter of 2001, we do not directly have any customers. However, the MSV Joint Venture, in which we are an active participant, currently provides its mobile satellite communications services to customers in North America. The MSV Joint Venture's significant satellite telephone customers include Stratos Global, the Red Cross, Federal Emergency Management Agency, Western Atlas Logging, and Halliburton. Significant satellite dispatch customers include AT&T and MCI WorldCom.

Competition

      Currently, as a result of discontinuing Rare Medium, Inc.'s operations at the end of the third quarter of 2001, we do not have any direct competitors. However, the MSV Joint Venture competes in the wireless communications industry which is highly competitive and is characterized by continuing technological innovation. The MSV Joint Venture's competitors primarily include wireless communications service providers in the following markets:

o PCS/Cellular - PCS and cellular services presently serve the majority of mobile communications users in the United States. There are a large number of cellular and PCS carriers providing voice service throughout most of the densely populated regions of the United States, including Verizon Wireless, Cingular Wireless, AT&T Wireless, Sprint PCS and Nextel Communications. Numerous paging companies also provide services similar to those offered or proposed to be offered by the MSV Joint Venture.

o Mobile Satellite Services - A number of companies are selling or developing mobile satellite services utilizing a variety of satellite technologies that compete or will compete with the MSV Joint Venture's services.

         Non-Geostationary Earth Orbit (NGSO) Systems - Unlike geostationary earth orbit (GSO) satellite systems, which orbit approximately 22,000 miles above the earth's equator and appear fixed in the sky to an observer on the earth, NGSO satellite systems use satellites that orbit much closer to the earth's surface and appear to traverse the sky when viewed by an observer on the earth. The benefit of NGSO systems is the reduced time delay in transmitting and receiving signals to and from the satellite due to the satellite's proximity to the earth's surface. Because NGSO systems orbit closer to the earth, however, each satellite covers a smaller region of the earth's surface and, accordingly, many more satellites are required to provide global coverage, which generally makes NGSO systems more expensive to launch and operate. Globalstar's NGSO satellite communications service, which was launched in 2000, provides voice and data services in most areas of the world, including the service areas covered by the MSV Joint Venture. In addition, Iridium Satellite LLC provides satellite voice services using an NGSO satellite system. The Iridium service area overlaps with the service area of the MSV Joint Venture. Another company, New ICO Global Communications (Holdings) Limited, intends to launch commercial satellite services late in 2003 over an NGSO system, and to offer services including global Internet protocol services; Internet connectivity; data, voice and fax services; and other data communications services, such as global real-time and near real-time two-way messaging services. New ICO and Iridium both have entered into and emerged from bankruptcy court protection. Globalstar is currently under bankruptcy court protection.

         Geostationary Earth Orbit (GSO) Systems - GSO satellite systems cover much larger areas of the earth with a single satellite because they orbit farther away from the earth's surface than do NGSO satellite systems. Consequently, GSO satellite systems generally are less expensive to launch and operate than NGSO satellite systems. GSO satellites, however, face difficulties with time delay in the satellite signal given the distance that must be traveled for the signal to reach the satellite and return to the earth's surface, though recent developments in echo-canceling technology have significantly diminished the negative effects of this inherent time delay. The satellite signals of both NGSO and GSO satellite systems are unable to penetrate buildings without an ATC. The FCC recently authorized several companies to use mobile earth terminals in the United States over the Inmarsat GSO satellite system. The MSV Joint Venture's next-generation satellite will use a GSO satellite architecture, as did the satellite systems of Motient and TMI prior to the assignment of their satellites and related authorizations to the MSV Joint Venture.

Employees

      As of December 31, 2001, we had seven employees. We have entered into employment agreements with our key employees. We require all of our senior managers, as well as most of our key employees, to sign confidentiality agreements and non-competition agreements that prohibit them from competing with us during their employment and for various periods thereafter and limit access to and distribution of proprietary information.

Government Regulation

      Currently, we are not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies, and laws and regulations applicable to businesses generally. However, the mobile satellite communications business of the MSV Joint Venture is subject to pervasive government regulation in the United States and Canada.

      The ownership and operation of the MSV Joint Venture's mobile satellite communications business is subject to the rules and regulations of the FCC, which acts under the authority established by the Communications Act of 1934, as amended, and related federal laws, as well as Industry Canada. Among other things, the FCC and Industry Canada allocate portions of the radio frequency spectrum to certain services and grant licenses to and regulate individual entities using that spectrum. The MSV Joint Venture operates pursuant to various licenses granted by the FCC and Industry Canada.

      The MSV Joint Venture's plan to develop, build and operate a next-generation satellite system complemented by an ancillary terrestrial component is subject to the receipt of further regulatory approvals. The MSV Joint Venture's application to launch and operate this type of next-generation mobile satellite system has been opposed by a number of parties, some of whom argue that the FCC should reallocate satellite spectrum in the L-band to terrestrial use only, or that rights to use portions of spectrum currently allocated to satellite use should be separately auctioned.

      In response to the MSV Joint Venture's application, the FCC is currently seeking public comment on proposals to permit the incorporation of an ATC into mobile satellite services in various frequency bands, including the Big LEO bands where Iridium and Globalstar provide service, as well as other mobile satellite frequency bands. On March 6, 2002, the FCC requested additional public comment on the technological feasibility of terrestrial and satellite services being separately offered within the same frequency ranges by different operators. If the FCC determines that terrestrial services can be severed from satellite services in the L-band, the FCC will be more likely to auction the terrestrial rights contemplated by an ATC to third parties and less likely to grant the MSV Joint Venture application insofar as it requests the exclusive right to implement an ATC in conjunction with the MSV Joint Venture's satellite service. The failure of the MSV Joint Venture to obtain the regulatory approvals it has requested may harm the MSV Joint Venture's ability to implement its business strategy and compete effectively, which may cause our joint venture interest in the MSV Joint Venture to depreciate or never appreciate in value and this could have a material adverse effect on our financial condition. See "- Risk Factors - The value of our interest in the MSV Joint Venture may never appreciate or may decline significantly in the future because the MSV Joint Venture is entering a new stage of development and its business involves a high degree of risk" under this Item 1.

Risk Factors

      You should carefully consider the risks described below in evaluating our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business. If we do not successfully address any of the risks described below, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline. We cannot assure you that we will successfully address these risks.

   The recent winding down of our Internet professional services business has resulted in uncertainty about our prospects and future operating results.

      During the year ended December 31, 2001, we ceased funding our Internet professional services subsidiary, Rare Medium, Inc. and its LiveMarket subsidiary, and recognized restructuring charges of approximately $55.6 million related to these businesses. In addition to winding down Rare Medium, Inc., our current operations consist of actively managing our interest in the MSV Joint Venture, described further in "Item 1. Business" beginning on page 2. Our interests in the MSV Joint Venture, our investment in XM Satellite Radio common stock, our Motient promissory notes and our remaining investments in our venture portfolio companies are subject to a number of significant risks and uncertainties. As a result of these and other costs and risks, we may incur losses in the future, and our prospects, financial condition and future results are uncertain.

   The value of our interest in the MSV Joint Venture may never appreciate or may decline significantly in the future because the MSV Joint Venture is entering a new stage of development and its business involves a high degree of risk.

      Our interest in the MSV Joint Venture represents a substantial portion of the value of our total assets. The value of our investment in the MSV Joint Venture may never appreciate in value or may decline rapidly in value in the future. The MSV Joint Venture is entering a new stage of development with significant future funding requirements and its business is subject to a number of significant risks and uncertainties. These risks include (1) rapid technological change, (2) intense competition and (3) pervasive government regulation by the FCC in the United States and by Industry Canada, its counterpart in Canada.

     The FCC and Industry Canada are currently considering applications submitted by the MSV Joint Venture which could, if granted by both regulatory authorities, greatly expand the scope of the MSV Joint Venture's business by permitting the MSV Joint Venture to incorporate an ATC into its mobile satellite network. An ATC would permit the MSV Joint Venture to reuse its satellite spectrum terrestrially. In this regard, an ATC will allow communications devices on the MSV Joint Venture's system to operate inside of buildings and throughout urban environments, which is currently not possible due to terrain blockage from buildings and other urban structures which interrupt the satellite signal's path. In response to the MSV Joint Venture's application, the FCC is currently seeking public comment on proposals to permit the incorporation of an ATC into mobile satellite services in various frequency bands, including the Big LEO bands where Iridium and Globalstar provide service, as well as other mobile satellite frequency bands. If the FCC were to adopt all such proposals, the MSV Joint Venture would face increased competition in the provision of mobile satellite service using an ATC. Moreover, if the FCC grants these potential competitors approval prior to the MSV Joint Venture receiving approval for its application or grants more extensive or more favorable approvals to these potential competitors, the MSV Joint Venture's ability to implement its business strategy and compete effectively could also be harmed. If an ATC is not authorized, however, the MSV Joint Venture's business may be severely limited and the value of our interest in the MSV Joint Venture may be significantly impaired.

      Satellite services face numerous uncertainties that are unique to the industry. Satellite launches are inherently risky and launch failures occur. Moreover, once in orbit, satellites experience failures or technical anomalies that could damage the MSV Joint Venture's ability to provide services to its customers. While the MSV Joint Venture's satellites have not experienced significant anomalies, no assurance can be given that such anomalies will not occur. Satellites cannot easily be repaired once in orbit and, accordingly, even a technical anomaly short of total failure of the satellite could render the satellite useless. The MSV Joint Venture's application to incorporate an ATC contemplates that these services will be provided over a next-generation satellite. Accordingly, the MSV Joint Venture will face the risks attendant with launching new satellites in the near term should ATC be authorized and the MSV Joint Venture's application granted.

      It is likely that the MSV Joint Venture will need to raise additional funds through public or private debt or equity financings in order to (1) implement its business plans; (2) take advantage of opportunities, including acquisitions of, or investments in, businesses or technologies; (3) develop new services; or (4) respond to competitive pressures. We cannot assure you that any such additional financing will be available on terms favorable to the MSV Joint Venture, or at all. If the MSV Joint Venture does not receive certain regulatory approvals by the FCC and Industry Canada by March 31, 2003, the Other MSV Investors are not obligated to invest an additional $50.0 million as currently anticipated, and this could materially adversely affect MSV Joint Venture's implementation of its business plans if it is unable to raise additional funds from other sources.

      These risks and uncertainties may impair the value of our joint venture investment in the MSV Joint Venture, which represents a substantial portion of our total assets.

   Governmental regulation of the mobile satellite services industry could negatively impact the value of our interest in the MSV Joint Venture.

      Currently, we are not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally. The mobile satellite services business of the MSV Joint Venture, however, is subject to pervasive government regulation in the United States and Canada. Unlike some satellite services where a satellite licensee is granted an exclusive right to a predetermined amount of spectrum for a definite time period, L-band spectrum historically has been shared among five different licensees (Solidaridad in Mexico, TMI in Canada, Motient in the U.S., the Russian Federation, and Inmarsat), and these five licensees have agreed to coordinate their spectrum needs on an annual basis and divide the available L-band spectrum among themselves. Among other considerations, prior usage of the L-band to provide service is one factor determining the allotment to each licensee on an annual basis. Notwithstanding the agreement among these five countries to coordinate annually their spectrum usage in the L-band, the five licensees currently continue to operate pursuant to a coordination agreement reached in Mexico City in 1995 and annual coordination meetings have not been held since 1999. Motient and TMI were licensed by their respective communications regulatory agencies many years ago to use L-band spectrum in their respective countries. Following FCC and Industry Canada consent, each company recently assigned its respective L-band satellite licenses to the MSV Joint Venture. It is unclear how the annual coordination process described above will be affected by the assignment of the Motient and TMI licenses to the MSV Joint Venture and, accordingly, the MSV Joint Venture cannot be assured that it will have access to sufficient L-band spectrum to meet its needs in the future pursuant to this annual coordination process.

      Moreover, several companies recently were authorized by the FCC to use mobile earth terminals in the U.S. over the Inmarsat L-band satellites. These authorizations could increase the demand for and usage of the L-band by Inmarsat, which in turn could increase Inmarsat's demand for L-band spectrum pursuant to the annual coordination process in the L-band. The FCC also recently concluded a long-pending proceeding in which it originally had proposed to coordinate up to 28 MHz of L-band spectrum solely for Motient. The FCC determined early this year that numerous advances in satellite technology during the intervening years suggested that Motient's L-band spectrum needs could be satisfied with only 20 MHz of L-band spectrum. The FCC also indicated it would count toward Motient's 20 MHz allotment any spectrum assigned to the MSV Joint Venture from TMI as part of the MSV Joint Venture's application. These actions may cap the MSV Joint Venture's L-band spectrum at 20 MHz. The FCC further proposed that any new spectrum that becomes available in the L-band may be awarded to competing mobile satellite service providers. If the FCC adopts this proposal, the MSV Joint Venture could face increased competition in the mobile satellite services marketplace.

   Our investment in XM Satellite Radio common stock involves a high degree of risk because XM Satellite Radio is a company which only recently commenced generation of revenues.

     We own five million shares of XM Satellite Radio common stock, which represents a substantial portion of our total assets based on the current market price of XM Satellite Radio common stock. The value of our investment in XM Satellite Radio has fluctuated significantly in the past and may decline rapidly in the future. XM Satellite Radio was a development stage company through the fourth quarter of 2001 and has just recently started to generate revenues. XM Satellite Radio has limited revenues, has incurred significant capital expenditures and losses and will likely require significant additional funding. XM Satellite Radio's business is subject to a number of significant risks and uncertainties such as rapid technological change, intense competition from Sirius Satellite Radio Inc., currently its sole competitor in the satellite radio market, and pervasive regulation by the FCC.

      Malfunctions in satellite technology could damage XM Satellite Radio's ability to provide services to its customers. While XM Satellite Radio's two satellites have been successfully launched into their respective orbital locations and have not yet experienced significant anomalies, no assurance can be given that such anomalies will not occur. Satellites cannot easily be repaired once in orbit and, accordingly, even a technical anomaly short of total failure of the satellite could render the satellite useless, thereby harming XM Satellite Radio's ability to provide its service to its customers.

      On February 14, 2002, XM Satellite Radio's primary competitor, Sirius Satellite Radio, commenced commercial service in four markets in the U.S. Sirius also announced that it plans a nationwide rollout of commercial service before the end of 2002. Sirius Satellite Radio will compete directly with XM Satellite Radio for customers.

      Both XM Satellite Radio and Sirius Satellite Radio require the use of terrestrial repeaters to augment the satellite signal in certain locations in order to overcome the effects of terrain blockage (e.g., tall buildings or tunnels) and provide a robust, uninterrupted signal. XM Satellite Radio and Sirius Satellite Radio currently operate numerous terrestrial repeaters nationwide pursuant to special temporary authority ("STA") from the FCC. STAs generally run for a period of 180 days and may be renewed by the FCC upon request. XM Satellite Radio cannot be assured that the FCC will renew the current STA for the use of its terrestrial repeaters, which expires in March of this year. The FCC currently is seeking comment on proposed rules that will grant permanent authority to XM Satellite Radio and Sirius Satellite Radio to operate terrestrial repeaters. Several comments from the public have opposed the authorization of terrestrial repeaters. XM Satellite Radio cannot be assured that the FCC will adopt its proposed rules governing terrestrial repeaters or that the rules as adopted will be sufficient to permit XM Satellite Radio to operate the terrestrial repeaters at the requisite power levels. If the FCC fails to extend XM Satellite Radio's current STA or to adopt suitable rules governing terrestrial repeaters, XM Satellite Radio's business will be harmed.

      XM Satellite Radio will likely need to raise additional funds through public or private debt or equity financings in order to (1) implement its business plans; (2) take advantage of opportunities, including acquisitions of, or investments in, businesses or technologies; (3) develop new services; or (4) respond to competitive pressures. We cannot assure you that any such additional financing will be available on terms favorable to XM Satellite Radio, or at all.

      These risks and uncertainties may impair the value of our investment in XM Satellite Radio common stock. The value of our investment in XM Satellite Radio represents a significant portion of our total assets and fluctuates with the market price of XM Satellite Radio's common stock.

   Our common stock could be delisted from the Nasdaq National Market which could seriously limit the liquidity and negatively affect the value of our common stock.

      By letter dated February 14, 2002, Nasdaq notified us that if prior to May 15, 2002, the bid price of our Common Stock is not at least $1.00 for a minimum of 10 consecutive trading days, Nasdaq will notify us that the Common Stock will be delisted from the Nasdaq National Market for failure to satisfy the minimum bid price requirement. In order to regain compliance with the requirements for continued listing on the Nasdaq National Market, absent a significant change in market price, our board of directors and our stockholders will have to approve and we will need to implement a reverse stock split. If such action is not taken or approved, then it is likely, depending on the volatility of our common stock and our ability to meet the listing criteria described above, that we will not satisfy the requirements for continued listing on the Nasdaq National Market or initial registration on either the New York Stock Exchange or the American Stock Exchange. Even if such a split were approved by our stockholders, the market sometimes views reverse stock splits negatively and there can be no assurance that following such stock split we would be successful in meeting the listing criteria described above.

      If Nasdaq determines to delist our common stock, we plan to appeal the determination pursuant to Nasdaq's procedures. We cannot assure you that we would be successful in appealing any determination by Nasdaq to delist our common stock. If our common stock is delisted from the Nasdaq National Market, we would seek to maintain the listing of our common stock on the Nasdaq SmallCap Market. However, if our common stock is delisted from the Nasdaq National Market, the delisting would result in a reduction in the liquidity and market price of our shares of common stock. This lack of liquidity would also make it difficult for us to raise capital.

      If we are unable to demonstrate compliance with the minimum bid price requirement on or prior to May 15, 2002, or such other date as Nasdaq may permit, and any appeal to Nasdaq for relief from this requirement is unsuccessful, our common stock will be delisted from the Nasdaq National Market. If this were to happen, trading in our common stock would decrease substantially.

      In addition, the delisting of our common stock from the Nasdaq National Market would result in an event of non-compliance under the provisions of our Series A convertible preferred stock. If we are unable to obtain a waiver of this event of non-compliance, the holders of the Series A convertible preferred stock would be entitled to elect a majority of the members of our board of directors which would provide them with control over our management and policies.

   The outcome and effects of the Motient bankruptcy proceedings on the Motient Notes and the MSV Joint Venture's regulatory approvals are highly uncertain.

      On January 10, 2002, Motient Corporation and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. As part of its filing Motient indicated that it may challenge our right to the $26.2 million of outstanding principal amount of the exchangeable notes issued to us by Motient in October 2001. In addition to the uncertainties of retaining all or part of the $26.2 million of the original principal on the Motient notes, Motient's bankruptcy proceedings could have other effects on us, including the initiation of litigation directly against us to challenge the delivery of the shares of XM Satellite Radio common stock by Motient to us as partial repayment of the aggregate $50.0 million principal amount of the exchangeable notes arising from two $25.0 million loans made to Motient by us in April and July 2001. In light of, among other things, the operating results and financial condition of Motient and the uncertainties as to the outcome of Motient's bankruptcy, there can be no assurance that we will be able to recover any of the remaining $26.2 million of original principal of the Motient notes or that we will not compromise our claim. Negotiations with Motient and its creditors committee are ongoing and we believe that our recovery on these notes could be substantial. As a result of uncertainty with respect to the ultimate collection on the Motient notes, we recognized a reserve for the entire amount of these notes. While we do not believe such claims have merit, if successful, such actions could also adversely impact the value of our investment in XM Satellite Radio's common stock.

      Motient and TMI filed applications with the FCC and Industry Canada seeking regulatory approval to (1) assign certain of their respective satellite assets and authorizations to the MSV Joint Venture and (2) operate a next-generation satellite that incorporates an ATC for the provision of a more robust wireless communications offering through the MSV Joint Venture's next-generation satellite. Motient's bankruptcy could negatively impact the MSV Joint Venture's ability to obtain approval of its application to operate a next-generation satellite incorporating an ATC. In this regard, the MSV Joint Venture's application to launch and operate a next-generation mobile satellite system and to incorporate an ATC has been opposed by a number of parties, some of which argue that the FCC should reallocate satellite spectrum in the L-band to terrestrial use only. These parties have argued that, among other things, the inability of Motient to develop a vibrant business constitutes evidence that the mobile satellite industry is no longer viable and, therefore, the L-band spectrum should be reallocated to terrestrial wireless uses.

   Apollo beneficially owns a large percentage of our voting stock.

      As of March 7, 2001, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and AIF IV/RRRR LLC (collectively, "Apollo") owned 12,709,499 shares of our outstanding voting common stock and all of the 1,053,259 outstanding shares our Series A convertible preferred stock and all of our outstanding Series 1-A and Series 2-A warrants. Assuming that all currently outstanding shares of our Series A convertible preferred stock are converted and all Series 1-A warrants and Series 2-A warrants are exercised, Apollo would own approximately 44% of our outstanding common stock. Additionally, Apollo's ownership interest in our company may increase upon its conversion of additional shares of Series A convertible preferred stock or its exercise of additional Series 1-A warrants received as in-kind dividends on its shares of Series A convertible preferred stock. As long as Apollo owns at least 100,000 shares of the Series A convertible preferred stock, we are precluded from taking various corporate actions and entering into various transactions, without Apollo's consent. These corporate actions and transactions are described in our proxy statement for the stockholders' meeting held on August 19, 1999. As long as Apollo owns at least 100,000 shares of our Series A convertible preferred stock, the holders of the Series A convertible preferred stock, voting as a separate class, have the right to elect two of the members of our board of directors and have certain approval rights with respect to additional members of our board of directors in the event that the size of our board of directors is increased. In addition, Apollo is entitled to an aggregate limit of 9,750,000 votes with respect to the Series A convertible preferred stock, or 9.26 votes per share of Series A convertible preferred stock as of March 7, 2002.

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

     We may suffer adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Some investments made by us may constitute investment securities under the Investment Company Act of 1940. If we were to be deemed an investment company, we would become subject to registration and regulation as an investment company under the Investment Company Act of 1940. If we failed to do so, we would be prohibited from engaging in business or issuing our securities and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of our company and liquidate our business. If we registered as an investment company, we would be subject to restrictions regarding our operations, investments, capital structure, governance and reporting of our results of operations, among other things, and our ability to operate as we have in the past would be adversely affected.

      Although our investment securities currently comprise more than 40% of our assets, fluctuations in the value of these securities or of our other assets may cause this limit to be satisfied. In addition, we expect any excess value of our investment securities to be temporary as we intend to continue to increase our interests in non-investment businesses such as the MSV Joint Venture. Unless an exclusion or safe harbor were available to us, in certain circumstances, we would have to attempt to reduce our investment securities as a percentage of our total assets in order to avoid becoming subject to the requirements of the Investment Company Act of 1940. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices, and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

   Fluctuations in our financial performance could adversely affect the trading price of our common stock.

      Our financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including:

      o risks and uncertainties affecting the current and proposed business of the MSV Joint Venture and the mobile satellite services industry;

      o   increased competition in the mobile satellite services industry;

      o   fluctuations in the market price of XM Satellite Radio common stock;

      o costs associated with discontinuing our Internet professional services business; and

      o   general economic conditions.

      As a result of these possible fluctuations, period-to-period comparisons of our financial results may not be reliable indicators of future performance.

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

   Our business is subject to general economic conditions. Future economic downturns could have an adverse impact on the value of our interest in the MSV Joint Venture and our investment in XM Satellite Radio common stock.

      Our business is subject to fluctuations based upon the general economic conditions in North America and, to a lesser extent, the global economy. Future general economic downturns or a recession in the United States could substantially reduce the demand for satellite communications services, thereby reducing the market price of XM Satellite Radio common stock and the value of our interest in the MSV Joint Venture. A deterioration in existing economic conditions could therefore materially and adversely affect our financial condition, operating results and business.

   We do not intend to pay dividends on shares of our common stock in the foreseeable future.

      We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business. We do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future.

   The issuance of preferred stock or additional common stock may adversely affect our stockholders.

      Our board of directors has the authority to issue up to 10,000,000 shares of our preferred stock and to determine the terms, including voting rights, of those shares without any further vote or action by our common stockholders. The voting and other rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Similarly, our board may issue additional shares of common stock without any further vote or action by common stockholders, which would have the effect of diluting common stockholders. An issuance could occur in the context of another public or private offering of shares of common stock or preferred stock or in a situation where the common stock or preferred stock is used to acquire the assets or stock of another company. The issuance of common stock or preferred stock, while providing desirable flexibility in connection with possible acquisitions, investments and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control.

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

Item 2.  Properties

      We conduct our administrative and operations activities from a leased facility in New York, New York. We routinely evaluate our facilities for adequacy and necessity in light of our plans for the future. We do not anticipate purchasing real property in the foreseeable future.

Item 3.  Legal Proceedings

      We are aware of a number of purported class action lawsuits that have been filed by the holders of our common stock in the Court of Chancery of the State of Delaware which challenged the plan of merger with Motient Corporation that was terminated on October 1, 2001. All of the complaints name us and members of our board of directors as defendants. Most of the complaints name the holders of our preferred stock, and certain of their affiliates, as defendants, and some of the complaints name Motient as a defendant. On June 22, 2001, the Delaware court entered an order to consolidate all of the Delaware lawsuits for all purposes into a single purported class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879-NC. On August 7, 2001, a Consolidated Amended Class Action Complaint was filed in Delaware Chancery Court. The Delaware Chancery Court has not yet certified the consolidated lawsuit as a class action. The lawsuit alleges that the defendants breached duties allegedly owed to the holders of our common stock in connection with the merger agreement and sought to stop the merger and/or obtain monetary damages. On October 19, 2001, we filed a motion to dismiss the Consolidated Amended Class Action Complaint on a variety of grounds, including mootness. Settlement negotiations are underway. If unsuccessful, we intend to continue to vigorously contest this lawsuit.

      A purported class action was filed in New York, titled Brickell Partners
v. Rare Medium Group, Inc., et al., N.Y.S. Index No. 01602694, in the New York State Supreme Court, making similar allegations to the Consolidated Amended Class Action Complaint in Delaware. The complaint was dismissed on February 21, 2002.

      On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., Rare Medium Group, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, Wolff, et al. v. Rare Medium, Inc., et al., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortuous interference with contractual relations, tortuous interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiffs' alleged attempt to engage in transactions involving some or all of the approximately 1.2 million shares of our common stock that the plaintiffs obtained in our acquisition of Big Hand, Inc. The plaintiffs sought unspecified compensatory and punitive damages, interest, attorneys' fees and costs. On October 31, 2001, the Court dismissed the case without prejudice.

      Plaintiffs filed an amended complaint on December 7, 2001 based on substantially the same alleged facts. The amended complaint asserts the following causes of action: (1) breach of contract; (2) tortuous interference with contract; and, (3) tortuous interference with prospective business advantage. The amended complaint seeks an unspecified amount of actual damages, punitive damages, interest, and costs. Defendants moved to dismiss the amended complaint on December 27, 2001, and briefing has been completed. We intend to dispute this matter vigorously.

      In July 2001, Rare Medium, Inc. received a notice of arbitration demand from a third party (the "Partner") with whom it had entered a strategic alliance agreement, as amended (the "Agreement"). The Agreement provided, among other things, for the Partner to assist in the training of personnel and development and delivery by Rare Medium, Inc. of solutions built utilizing the Partner's technology. Under the terms of the Agreement, the Partner was to provide Rare Medium, Inc. with refundable advances of approximately $17.1 million, on an interest free basis, to be paid to Rare Medium, Inc. over the term of the two-year Agreement, subject to Rare Medium, Inc.'s compliance with certain requirements set forth in the agreement. The amount and timing of the repayment of the advances was subject to adjustment based on Rare Medium, Inc.'s achievement of certain milestones in accordance with the terms of the Agreement. A dispute arose with respect to Rare Medium, Inc.'s achievement of the milestones. As a result, the Partner has asserted that the Agreement has terminated and commenced an arbitration seeking the return of all of the approximately $8.6 million that had been advanced under the Agreement. Rare Medium, Inc. intends to contest the Partner's claims. There can be no assurance that Rare Medium, Inc. will be successful in contesting this action and that accelerated repayment, along with attorney's fees and interest, will not be required.

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

      On November 19, 2001, five of our shareholders filed a complaint in the United States District Court for the Southern District of New York against the Company, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196, certain of its subsidiaries and certain of their current and former officers and/or directors. Plaintiffs became owners of restricted stock when they sold the company that they owned to us. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, we filed a motion to dismiss the complaint in its entirety. We intend to dispute this matter vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

      Our common stock trades on The Nasdaq National Market under the symbol "RRRR." Prior to February 15, 1996, our common stock was listed on The Nasdaq Small Cap Market. Based on quotations reported by Nasdaq, the range of high and low bids for our common stock for the two most recent fiscal years is as follows:

                                     2001
              ----------------------------------------------------
               4th Qtr       3rd Qtr        2nd Qtr      1st Qtr
              ----------    -----------    ----------    ---------
High Bid:...   $0.96          $0.54          $2.08         $4.16
Low Bid:....    0.09           0.08           0.37          1.19


                                     2000
              ----------------------------------------------------
               4th Qtr       3rd Qtr        2nd Qtr      1st Qtr
              ----------    -----------    ----------    ---------
High Bid:...   $7.63         $17.88         $44.88        $94.75
Low Bid:....    1.31           5.16          12.50         27.00


      The above quotations reported by Nasdaq represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations may not represent actual transactions. On March 7, 2002, the last reported sale price for our common stock was $0.44 per share.

      As of March 7, 2002, we had approximately 857 recordholders of our common stock. This number was derived from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. Holders of our common stock are entitled to share ratably in dividends, if and when declared by our board of directors.

      We have not paid a cash dividend on our common stock for the fiscal years ended December 31, 2000 and December 31, 2001, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements and financial condition, and general business conditions. Under the terms of the purchase agreement we entered into with the holders of our Series A convertible preferred stock, for so long as such holders beneficially own not less than 100,000 shares of Series A convertible preferred stock, we are prohibited from declaring or paying, and may not permit any of our subsidiaries to declare or pay, any dividend or make any other distribution in respect of any other shares of our capital stock without the prior written consent of such holders. In addition, future borrowings or issuances of preferred stock may prohibit or restrict our ability to pay or declare dividends.

Item 6. Selected Financial Data

      The following historical selected financial data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 have been derived from financial statements that have been audited by our independent accountants. There were no cash dividends paid to holders of our common stock in any of these years. The data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. The format of prior year data has been conformed to reflect the accounting for discontinued operations.

                                                                       Years Ended December 31,
                                             -----------------------------------------------------------------------------
                                                 1997            1998            1999            2000             2001
                                             ------------    ------------    -----------    --------------    ------------
                                                                   (in thousands except share data)
Consolidated Statements of Operations
   Data:
Revenues                                             $--             $--         $1,569            $8,284          $1,906
Cost of revenues                                      --              --          1,019             6,102           1,337
                                             ------------    ------------    -----------    --------------    ------------
   Gross profit                                       --              --            550             2,182             569
                                             ------------    ------------    -----------    --------------    ------------
Expenses:
   Sales and marketing                                --              --            267            14,224           1,257
   General and administrative                      1,992           2,054         14,551            44,536          18,858
   Depreciation and amortization                      --              25          1,848             8,187           3,028
   Restructuring charges                              --              --             --                --           1,071
                                             ------------    ------------    -----------    --------------    ------------
     Total expenses                                1,992           2,079         16,666            66,947          24,214
                                             ------------    ------------    -----------    --------------    ------------
Loss from operations                             (1,992)         (2,079)       (16,116)          (64,765)        (23,645)
Interest income (expense), net                       493         (1,181)        (1,479)            10,182           9,189
Loss on investments in affiliates                     --              --        (1,469)          (11,102)        (54,633)
Minority interest                                     --              --             --                --            (97)
Other income (expense), net                           --              --            200             (205)        (22,239)
                                             ------------    ------------    -----------    --------------    ------------
Loss before taxes and discontinued               (1,499)         (3,260)       (18,864)          (65,890)        (91,425)
   operations
Income taxes                                          --             355             --                --              --
                                             ------------    ------------    -----------    --------------    ------------
Loss before discontinued operations              (1,499)         (3,615)       (18,864)          (65,890)        (91,425)
Discontinued operations:
   Loss from discontinued operations            (11,985)        (21,261)       (30,606)          (62,532)       (116,046)
   Loss from wind-down of Rare Medium,
     Inc. and LiveMarket                              --              --             --                --         (2,873)
   Gain on restructuring Engelhard/ICC                --          24,257             --                --              --
                                             ------------    ------------    -----------    --------------    ------------
     (Loss) income from discontinued            (11,985)           2,996       (30,606)          (62,532)       (118,919)
       operations
                                             ------------    ------------    -----------    --------------    ------------
Net loss                                        (13,484)           (619)       (49,470)         (128,422)       (210,344)
Deemed dividend attributable to
   issuance of convertible preferred
   stock                                              --              --       (29,879)                --              --
Cumulative dividends and accretion of
   convertible preferred stock to
   liquidation value                                  --              --       (13,895)          (22,718)        (11,937)
                                             ------------    ------------    -----------    --------------    ------------
Net loss attributable to common                $(13,484)          $(619)      $(93,244)        $(151,140)      $(222,281)
   stockholders
                                             ============    ============    ===========    ==============    ============
Basic and diluted (loss) earnings per share:
   Continued operations                          $(0.07)         $(0.14)        $(1.71)           $(1.66)         $(1.62)
   Discontinued operation                         (0.56)            0.12         (0.84)            (1.17)          (1.87)
                                             ------------    ------------    -----------    --------------    ------------
     Net loss per share                          $(0.63)         $(0.02)        $(2.55)           $(2.83)         $(3.49)
                                             ============    ============    ===========    ==============    ============
Basic weighted average common shares
   outstanding                                21,339,635      25,282,002     36,625,457        53,488,951      63,740,209
                                             ============    ============    ===========    ==============    ============



                                                                       December 31,
                                            --------------------------------------------------------------------
                                                1997          1998          1999          2000           2001
                                            -----------    ---------    -----------    ----------    -----------
                                                                      (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term
   investments                                  $1,257         $918        $28,540      $157,483        $16,807
Investment in XM Satellite Radio                    --           --             --            --         91,800
Notes receivable, net                               --           --             --            --         50,486
Investments in affiliates                           --           --         26,467        48,016          2,600
Total assets                                     4,522       44,743        160,423       317,491        163,716
Notes payable, less current portion                 --       10,592            997            --             --
Total liabilities                                7,584       14,921         19,208        40,761         24,757
Series A convertible preferred stock, net           --           --         26,224        47,621         59,558
Minority interest                                   --           --             --            --         10,097
Stockholders' (deficit) equity                 (3,062)       29,822        104,991       229,109         69,304


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

Overview

      From 1998 through the third quarter of 2001, our principal business was conducted through our subsidiary Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions which caused many companies to reduce spending on Internet-focused business solutions, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket, Inc. subsidiary, was made at the end of the third quarter of 2001.

      From 1999 through the first quarter of 2001, we made venture investments by taking strategic minority equity positions in other independently managed companies. Additionally, in the past, we have developed, managed and operated our Start-up Companies. During the first quarter of 2001, we reduced our focus on these businesses and substantially ceased providing funding to our Start-up Companies. Additionally, we sold a majority of our equity interest in the operations of three of our Start-up
Companies: ChangeMusic and ePrize in April 2001 and Regards.com in December 2001. Currently, we are no longer actively seeking new start-up opportunities or venture investments, nor are we managing or operating any Start-up Companies.

      As a result of the decision to discontinue the operations of Rare Medium, Inc. and LiveMarket, the operating results reported in our statements of operations as continuing operations include the consolidated results of Rare Medium Group, Inc., our MSV Investors Subsidiary, and our Start-up Companies, up to their respective dates of sale or shutdown. The results of Rare Medium, Inc. and LiveMarket are reflected as discontinued operations.

      In November 2001, through our MSV Investors Subsidiary, we became a participant in the MSV Joint Venture, a joint venture which includes TMI, Motient and the Other MSV Investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. We expect to become an increasingly active participant in the MSV Joint Venture and have designated three members of the 12-member board of directors of the MSV Joint Venture's corporate general partner. In addition to winding down Rare Medium, Inc., our current operations consist of actively managing our interest in the MSV Joint Venture.

      Our principal assets consist of our interest in the MSV Joint Venture, five million shares of XM Satellite Radio common stock, promissory notes from Motient Corporation with a principal amount of $26.2 million, our remaining investments in affiliates, and cash, cash equivalents and short-term investments. As a result of uncertainty with respect to the ultimate collection on the Motient notes, we recognized a reserve for the entire amount of these notes. See "Liquidity and Capital Resources" under this Item 7.

      Prior to March 1999, our name was ICC Technologies, Inc. ("ICC"). On April 15, 1998, ICC acquired Rare Medium, Inc., an Internet services business, and shortly thereafter ICC changed its name to Rare Medium Group, Inc. Following this acquisition, all non-Internet-related operations were divested, and the chief executive officer of Rare Medium, Inc. became the chief executive officer of Rare Medium Group, Inc. ICC was the legal and accounting acquirer. As a result of these transactions, the results of operations of the non-Internet-related business for all periods have been accounted for as a discontinued operation. Furthermore, as a result of the decision to discontinue the operations of Rare Medium, Inc. and its subsidiary LiveMarket, the results of operations of these businesses have also been accounted for as discontinued operations. Accordingly, our discussion in the section entitled "Results of Operations" focuses on our continuing operations and includes our results and those of our MSV Investors Subsidiary and our Start-up Companies up to their respective dates of sale or shutdown.

Critical Accounting Policies and Estimates

   Investment in XM Radio

     We account for our investment in XM Satellite Radio common stock as an available-for-sale, marketable security and report such investment at fair value with net unrealized gains and losses recorded in stockholders' equity. Gains and losses will be recognized in our statements of operations when realized. At December 31, 2001, the reported value of XM Satellite Radio common stock in our balance sheet was approximately $91.8 million, or $18.36 per share, resulting in an unrealized gain of approximately $60.3 million. Changes in the market price of XM Satellite Radio common stock could cause fluctuations in our earnings and financial position. From January 1, 2002 to March 7, 2002, the market price of XM Satellite Radio common stock traded in a range of $10.70 to $19.20 per share. As of the close of business on March 7, 2002, the market price of XM Satellite Radio common stock was $13.30 per share.

   Notes Receivable from Motient and MSV Joint Venture

     We value our notes receivable based on the face amount, net of a valuation reserve for unrealized amounts. We review the net balance of our notes for changes to the reserve, either increases or decreases, whenever events or circumstances indicate that the carrying amount differs from its expected recovery.

     At December 31, 2001, as a result of the uncertainty with respect to the ultimate collection on the Motient notes, we recognized a reserve for the entire amount of these notes. Negotiations with Motient and its creditors committee are ongoing, and we believe that our recovery on these notes could be substantial. Any adjustments to the reserve would be reflected as income in the statements of operations.

     At December 31, 2001, the carrying value of our MSV Joint Venture Convertible note approximates its fair value based on recent funding transactions of the underlying equity value in which it converts. The MSV Joint Venture plans, subject to the receipt of further regulatory and government approvals including certain FCC approvals and certain approvals by Canadian regulatory authorities, to develop, build and operate a next-generation satellite system complemented by ATC. If the ATC is not authorized, the MSV Joint Venture's business will be limited, and the value of our interest in the MSV Joint Venture will be significantly impaired.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Revenues

      Revenues for the year ended December 31, 2001 decreased to $1.9 million from $8.3 million for the year ended December 31, 2000, a decrease of $6.4 million. These revenues reflect the operations of our remaining Start-up Companies through their respective dates of sale or shutdown. The decrease is primarily the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

   Cost of Revenues

      Cost of revenues includes salaries and related benefits and other direct costs associated with the generation of revenues. Cost of revenues for the year ended December 31, 2001 decreased to $1.3 million from $6.1 million for the year ended December 31, 2000, a decrease of $4.8 million. The decrease is primarily the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

   Sales and Marketing Expense

      Sales and marketing expense primarily includes the costs associated with the respective sales force of each Start-up Company, marketing and advertising. Sales and marketing expense for the year ended December 31, 2001 decreased to $1.3 million from $14.2 million for the year ended December 31, 2000, a decrease of $12.9 million. The decrease is primarily the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

   General and Administrative Expense

      General and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the year ending December 31, 2001 decreased to $18.9 million from $44.5 million for the year ended December 31, 2000, a decrease of $25.6 million. This decrease was primarily related to the reduced infrastructure needed to manage our continuing operations and the sale of our majority interest in the operations of three Start-up Companies in 2001, partially offset by the legal and advisory costs associated with our terminated merger with Motient Corporation. We expect these costs to continue to decrease as we have reduced our overhead significantly during the year.

   Depreciation and Amortization Expense

      Depreciation and amortization expense substantially consists of the depreciation of property and equipment and amortization of intangible assets as a result of the acquisitions of our Start-up Companies. Depreciation and amortization expense for the year ended December 31, 2001 decreased to $3.0 million from $8.2 million for the year ended December 31, 2000, a decrease of $5.2 million. This decrease is primarily the result of the sale or shutdown of the operations of our Start-up Companies in 2001 and the disposal of property and equipment associated with our restructuring activities. As we have reduced our capital expenditures and have written off all remaining goodwill, we expect depreciation and amortization expense to decrease in future periods.

   Restructuring Charges

      During the year ended December 31, 2001, we recorded restructuring charges of approximately $1.1 million primarily relating to the disposition of property and equipment. These restructuring charges were the result of the reduction of our infrastructure needed to manage our continuing operations.

   Interest Income, Net

      Interest income, net for the year ended December 31, 2001 is mainly comprised of the interest earned on our cash, cash equivalents and short-term investments, on our Motient promissory notes and on the convertible note receivable from the MSV Joint Venture.

   Loss on Investment in Affiliates

      Loss on investments in affiliates for the year ended December 31, 2001 increased to $54.6 million from $11.1 million for the year ended December 31, 2000, an increase of $43.5 million. For the year ended December 31, 2001, loss on investments in affiliates consisted of $43.8 million for the impairment to the carrying value of certain affiliates accounted for under the cost method, $3.6 million for the realized loss on the sale of publicly traded securities, $2.7 million for our proportionate share of affiliates' operating losses and amortization of our net excess investment over our equity in each affiliate's net assets for those affiliates accounted for under the equity method, and $4.5 million related to the sale or shutdown of our Start-up Companies. For the year ended December 31, 2000, loss on investments in affiliates consisted of $5.4 million for the impairment to the carrying value of certain affiliates accounted for under the cost method and $5.7 million for our proportionate share of affiliates' operating losses and amortization of our net excess investment over our equity in each affiliate's net assets for those affiliates accounted for under the equity method. The increase in our loss on investments in affiliates in 2001 was primarily related to additional write-offs of our venture portfolio as many of these companies have been forced out of business as a result of not being able to obtain additional funding due to the general economic downturn. We will continue to monitor the carrying value of our investments in affiliates for further impairment.

    Minority Interest

      We received $10.0 million from unaffiliated persons as an investment into our MSV Investors Subsidiary. Minority interest relates to the equity in earnings, primarily the interest income earned on the $50.0 million convertible note from the MSV Joint Venture, which is attributable to those unaffiliated investors.

   Other Income (Expense), net

      Other income (expense), net for the year ended December 31, 2001 primarily relates to the promissory notes from Motient. On October 12, 2001, in accordance with the terms of the notes, we received five million shares of XM Satellite Radio common stock as payment for $26.2 million of the aggregate $52.4 million principal and accrued interest of the notes as of that date leaving a remaining principal balance of the notes at $26.2 million. As a result of uncertainty with respect to the ultimate collection on the remaining balance of the Motient notes, we recognized a reserve for the entire amount of these notes. This approximate loss of $26.9 million was partially offset by a gain of $5.3 million that resulted from difference between the value of the XM Satellite Radio common stock received in connection with partial repayment of the Motient Notes in accordance with their terms and the value of XM Satellite Radio common stock using its closing price on the date of partial repayment.

   Loss from Discontinued Operations

      At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. The wind-down of these businesses is expected to be completed during 2002. In connection with the discontinuance of these businesses, we recorded restructuring charges in 2001 of $55.6 million related to severance and benefits resulting from headcount reductions, facility consolidations, an accrual for estimated losses of $2.9 million during the wind-down period and the write-off of unamortized goodwill and property and equipment, net of expected proceeds. The remaining loss of $63.3 million resulted from operations prior to the decision to discontinue the businesses.

   Net Loss

      For the year ended December 31, 2001, we recorded a net loss of $210.3 million. The loss was primarily due to the factors described in "Revenues," "Cost of Revenues," "General and Administrative Expense," "Depreciation and Amortization Expense," "Sales and Marketing Expense," "Restructuring Charges," "Loss on Investments in Affiliates," "Minority Interest," "Other Income (Expense), net" and "Loss from Discontinued Operations."

      Included in net loss attributable to common shareholders of $222.3 million was $11.9 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenues

      Revenues for the year ended December 31, 2000 increased to $8.3 million from $1.6 million for the year ended December 31, 1999, an increase of $6.7 million. The increase is primarily a result of our Start-up Companies acquired in the fourth quarter of 1999 and the first quarter of 2000.

   Cost of Revenues

      Cost of revenues includes salaries and related benefits and other direct costs associated with the generation of revenues. Cost of revenues for the year ended December 31, 2000 increased to $6.1 million from $1.0 million for the year ended December 31, 1999, an increase of $5.1 million. The increase is primarily a result of our Start-up Companies acquired in the fourth quarter of 1999 and the first quarter of 2000.

   Sales and Marketing Expense

      Sales and marketing expense primarily includes the costs associated with the respective sales force of each Start-up Company, marketing and advertising. Sales and marketing expense for the year ended December 31, 2000 increased to $14.2 million from $0.3 million for the year ended December 31, 1999, an increase of $13.9 million. The increase is primarily a result of our Start-up Companies acquired in the fourth quarter of 1999 and the first quarter of 2000.

   General and Administrative Expense

      General and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the year ended December 31, 2000 increased to $44.5 million from $14.6 million for the year ended December 31, 1999, an increase of $29.9 million. The increase is primarily a result of our Start-up
Companies acquired in the fourth quarter of 1999 and the first quarter of 2000, our continued investment in building an infrastructure to support the growth in our services business which was discontinued in 2001, and the costs associated with resources required for our investment business.

   Depreciation and Amortization Expense

      Depreciation and amortization expense substantially consists of the amortization of intangible assets as a result of the acquisitions of our Start-up Companies. Depreciation and amortization expense for the year ended December 31, 2000 increased to $8.2 million from $1.8 million for the year ended December 31, 1999, an increase of $6.4 million. This increase resulted primarily from the acquisition of Start-up Companies during the fourth quarter of 1999 and the first quarter of 2000.

   Interest Income (Expense), Net

      Interest income, net for the year ended December 31, 2000 is mainly compromised of the interest earned on the proceeds received from the sale of our common stock during the first quarter of 2000 as described below in "Liquidity and Capital Resources."

   Loss on Investment in Affiliates

      Loss on investments in affiliates for the year ended December 31, 2000 increased to $11.1 million from $1.5 million for the year ended December 31, 1999, an increase of $9.6 million. For the year ended December 31, 2000, loss on investments in affiliates consisted of $5.4 million for the impairment to the carrying value of certain affiliates accounted for under the cost method and $5.7 million for our proportionate share of affiliates' operating losses and amortization of our net excess investment over our equity in each affiliate's net assets for those affiliates accounted for under the equity method. For the year ended December 31, 1999, loss on investments in affiliates related to our proportionate share of affiliates' operating losses and amortization of our net excess investment over our equity in each affiliate's net assets for those affiliates accounted for under the equity method.

   Loss from Discontinued Operations

      As a result of the decision to discontinue the operations of Rare Medium, Inc. and the LiveMarket subsidiary in the third quarter of 2001, the prior years results of these subsidiaries have been reclassified to discontinued operations. As such, losses of $62.5 million in 2000 and $30.6 million in 1999 resulted from operations prior to the decision to discontinue the businesses. The increase in the loss in 2000 represents additional investment in the growth of the businesses, marketing, and the cost of increased infrastructure.

   Net Loss

      For the year ended December 31, 2000, we recorded a net loss of $128.4 million. The loss was primarily due to the factors described in "Revenues," "Cost of Revenues," "General and Administrative Expense," "Depreciation and Amortization Expense," "Loss on Investments in Affiliates," "Sales and Marketing Expense," and "Loss from Discontinued Operations."

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

Liquidity and Capital Resources

      We had $16.8 million in cash, cash equivalents and short-term investments as of December 31, 2001. Cash used in operating activities from continuing operations (including our Start-up Companies through their respective dates of sale or shutdown) was $15.4 million for the year ended December 31, 2001 and resulted primarily from cash used in our Start-up Companies through their respective dates of sale or shutdown and general corporate overhead including costs associated with our terminated merger with Motient. Cash used in operating activities from discontinued operations was $29.5 million for the year ended December 31, 2001. We expect cash used in operations to decrease in future periods as we are no longer operating any Start-up Companies and have reduced our infrastructure needed to manage our remaining business activities.

      Cash used in investing activities was $103.1 million, excluding the $32.0 million resulting from the net sale of short-term investments, for the year ended December 31, 2001, which primarily consists of the $50.0 million used to purchase the promissory notes from Motient, $40.0 million used to purchase the convertible note from the MSV Joint Venture (net of $10.0 million received from third parties), and cash paid for venture investments of $6.2 million, partially offset by $3.8 million of cash received from the sale of investments in affiliates. We do not have any future funding commitments with respect to any of our investments. However, we expect that the MSV Joint Venture will require additional funding from time to time, and we may choose to exercise our preemptive right to provide our pro rata share of such funding, subject to our liquidity and capital resources at the time.

  Motient Promissory Notes

      In April 2001, we agreed to purchase from Motient 12.5% secured promissory notes, issuable in two tranches, each in the principal amount of $25.0 million. The Motient notes were collateralized by five million shares of XM Satellite Radio common stock owned by Motient. The first tranche was purchased on April 4, 2001, and the second tranche was purchased on July 16, 2001. The principal of and accrued interest on the Motient notes were payable on October 1, 2001 in either cash, shares of XM Satellite Radio, or any combination thereof at Motient's option, as set forth in the agreement. At our option, the Motient notes may have been exchanged for a number of XM Satellite Radio shares equivalent to the principal of the Motient notes and any accrued interest thereon, as set forth in the agreement.

      On October 1, 2001, and again on October 8, 2001, we extended the maturity date of the Motient notes. On October 12, 2001, in accordance with the terms of the Motient notes, we received five million shares of XM Satellite Radio as payment for $26.2 million of the notes and related interest. The maturity date for the remaining balance of notes in the principal amount of approximately $26.2 million, and interest thereon, was extended for 60 days. On January 10, 2002, Motient and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. As part of its filing, Motient indicated that it may challenge our right to the $26.2 million outstanding principal balance and accrued interest thereon. Motient may also initiate litigation directly against us to challenge the delivery of the shares of XM Satellite Radio common stock by Motient to us as partial repayment of the aggregate $50.0 million principal amount of the notes. Negotiations with Motient and its creditors committee are ongoing, and we believe that our recovery on these notes should be substantial. As a result of uncertainty with respect to the ultimate collection on these notes, we recognized a reserve for the entire amount of these notes.

  MSV Joint Venture Convertible Note Receivable

      Through our 80% owned MSV Investors Subsidiary, we are an active participant in the MSV Joint Venture, a joint venture that includes TMI Communications, Inc., Motient and the Other MSV Investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. On November 26, 2001, through our MSV Investors Subsidiary, we purchased a $50.0 million interest in the MSV Joint Venture in the form of a convertible note with a principal amount of $50.0 million (the "MSV Note"). Immediately prior to the purchase of the convertible note, Rare Medium Group contributed $40.0 million to the MSV Investors Subsidiary and unrelated third parties contributed $10.0 million. The MSV Note bears interest at a rate of 10% per year, has a maturity date of November 26, 2006, and is convertible at any time at the option of our MSV Investors Subsidiary into equity interests in the MSV Joint Venture. The MSV Note automatically converts into equity interests upon the MSV Joint Venture obtaining certain approvals from the FCC and its Canadian equivalent, Industry Canada. Upon conversion, our MSV Investors Subsidiary would own approximately 30.8% of the equity interests in the MSV Joint Venture. However, in the event that the MSV Joint Venture receives approval from the FCC by March 31, 2003 with regard to its plans for a next-generation satellite system complemented by ancillary terrestrial base stations as described above in "Item 1. Business - MSV Joint Venture's Strategy," the Other MSV Investors are obligated to invest an additional $50.0 million in the MSV Joint Venture and, thereafter, our MSV Investors Subsidiary would own approximately 23.6% of the equity interests in the MSV Joint Venture. The fair value of the MSV Note approximates book value based on the equity value of the MSV Joint Venture's recent funding transactions assuming conversion of such note.

Listing on the Nasdaq National Market

      By letter dated, February 14, 2002, Nasdaq notified us that if prior to May 15, 2002, the bid price of our Common Stock is not at least $1.00 for a minimum of 10 consecutive trading days, Nasdaq will notify us that the Common Stock will be delisted from the Nasdaq National Market for failure to satisfy the minimum bid price requirement. In order to regain compliance with the requirements for continued listing on the Nasdaq National Market, absent a significant change in market price, our board of directors and our stockholders will have to approve and we will have to enact a reverse stock split. If such action is not taken or approved, then it is likely, depending on the volatility of our common stock and our ability to meet the listing criteria described above, that we will not satisfy the requirements for continued listing on the Nasdaq National Market or initial registration on either the New York Stock Exchange or the American Stock Exchange. Even if such a split were approved by our stockholders, the market sometimes views reverse stock splits negatively and there can be no assurance that following such stock split we would be successful in meeting the listing criteria described above.

      If we are unable to demonstrate compliance with the minimum bid price requirement on or prior to May 15, 2002, or such other date as Nasdaq may permit, and any appeal to Nasdaq for relief from this requirement is unsuccessful, our common stock will be delisted from the Nasdaq National Market. If this were to happen, trading in our common stock would decrease substantially. If our common stock is delisted from the Nasdaq National Market, we would seek to maintain the listing of our common stock on the Nasdaq SmallCap Market. However, if our common stock is delisted from the Nasdaq National Market, the delisting would result in a reduction in the liquidity and market price of our shares of common stock. This lack of liquidity would also make it difficult for us to raise capital.

The Apollo Securities Purchase

      On June 4, 1999, we issued and sold to Apollo Investment Fund IV, LP, Apollo Overseas Partners IV, LP and AIF IV/RRRR LLC, for an aggregate purchase price of $87.0 million, 126,000 shares of our Series A convertible preferred stock, 126,000 Series 1-A warrants, 1,916,994 Series 2-A warrants, 744,000 shares of our Series B convertible preferred stock, 744,000 Series 1-B warrants and 10,345,548 Series 2-B warrants. The Series A convertible preferred stock and Series B convertible preferred stock accrue dividends at an annual rate of 7.5% through June 30, 2002 and 4.65% thereafter. For the first three years, dividends are payable in additional shares of Series A securities. During the next two years, beginning in September 2002, dividends are payable, at the option of the holder, in additional shares of Series A securities or in cash. Dividends paid thereafter are payable in cash. The Series A and Series B convertible preferred stock are subject to mandatory redemption on June 30, 2012.

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

      On August 22, 2000, the Company issued 12,709,499 shares of common stock to holders of our Series 1-A Warrants as a result of a cashless exercise of all Series 1-A Warrants outstanding at that time. The effective exercise price at the time of exercise was $0.01 per share. We withheld 9,986 shares of common stock as payment of the aggregate exercise price.

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

Supplementary Unaudited Quarterly Financial Information

                                        2000                                               2001
                   -----------------------------------------------    ------------------------------------------------
                      Q1           Q2          Q3           Q4          Q1           Q2           Q3           Q4
                   ---------    ---------    --------    ---------    --------    ---------    ---------    ----------
                                                  (in thousand, except per share data)
Revenue              $1,478       $1,838      $2,311       $2,657      $1,602         $260          $25           $19
Gross profit            137           82       1,401          562         299          228           23            19
Net loss            (21,193)     (27,700)     (33,171)    (46,358)     (61,859)    (25,864)     (87,038)      (35,583)
Basic and
  diluted loss
  per share          (0.74)       (0.66)      (0.65)       (0.78)      (1.03)       (0.46)       (1.42)        (0.60)



Recently Issued Accounting Standards

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a material effect on our results of operations.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which is effective January 1, 2002. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets and replaces the amortization with an impairment test which must be performed at least annually. For intangible assets with definite useful lives, SFAS 142 requires amortization over their respective expected useful lives to their estimated residual values and review for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Additionally, SFAS No. 142 requires that a transitional goodwill impairment test be completed six months from the date of adoption. The adoption of SFAS No. 142 is not expected to have a material effect on our results of operations.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The adoption of SFAS No. 143 is not expected to have a material effect on our results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 is not expected to have a material effect on our results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to certain market risks from changes in the price of the XM Satellite Radio publicly traded common stock. We account for our investment in XM Satellite Radio common stock as an available-for-sale, marketable security and report such investment at fair value with net unrealized gains and losses recorded in stockholders' equity. Gains and losses will be recognized in our statements of operations when realized. At December 31, 2001, the reported value of XM Satellite Radio common stock in our balance sheet was approximately $91.8 million, or $18.36 per share, resulting in an unrealized gain of approximately $60.3 million. Changes in the market price of XM Satellite Radio common stock could cause fluctuations in our earnings and financial position. From January 1, 2002 to March 7, 2002, the market price of XM Satellite Radio common stock traded in a range of $10.70 to $19.20 per share. As of the close of business on March 7, 2002, the market price of XM Satellite Radio common stock was $13.30 per share.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary financial data required by this Item 8 are set forth in Item 14 of this report. All information which has been omitted is either inapplicable or not required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth information concerning our directors and executive officers as of March 7, 2002:

           NAME               AGE                            POSITION
----------------------------- ----     -----------------------------------------------------
Glenn S. Meyers               40               Chairman and Chief Executive Officer
Robert C. Lewis               36       Senior Vice President, General Counsel and Secretary
Craig C. Chesser              41           Senior Vice President, Finance and Treasurer
Michael A. Hultberg           36               Senior Vice President and Controller
William F. Stasior            61                             Director
Jeffrey M. Killeen            48                             Director
Andrew D. Africk              35                             Director
Marc J. Rowan                 38                             Director
Michael S. Gross              39                             Director
------------

Glenn S. Meyers - Chairman and Chief Executive Officer. Mr. Meyers is the co-founder, Chairman and Chief Executive Officer of Rare Medium Group. He also served as Chairman and Chief Executive Officer of our wholly-owned subsidiary, Rare Medium, Inc. and has been a member of our board of directors as well as our Chief Executive Officer since April 1998. Prior to joining Rare Medium, Inc. in September 1996, Mr. Meyers was President of Brookridge Capital Management, an Internet venture capital firm from 1994 to September 1996.

Robert C. Lewis - Senior Vice President, General Counsel and Secretary. Mr. Lewis has been our Vice President and General Counsel since May 1998 and our Secretary since August 1998. Mr. Lewis was appointed our Senior Vice President on July 26, 2000. Prior to joining Rare Medium Group, Mr. Lewis was an associate at the law firm of Fried, Frank, Harris, Shriver & Jacobson from October 1992.

Craig C. Chesser - Senior Vice President Finance and Treasurer. Mr. Chesser has been a Vice President of Rare Medium Group since July 1998 and has been Vice President Finance since February 2001 and our Treasurer since November 1999. Mr. Chesser served as our Corporate Controller from July 1998 to November 1999. Prior to joining Rare Medium Group, Mr. Chesser was Vice President, Finance for TransCare Corporation, a health care industry consolidator. Previously, Mr. Chesser was Vice President, Finance and Administration for Sunwestern Investment Group, a venture capital organization.

Michael A. Hultberg - Senior Vice President and Controller. Mr. Hultberg joined Rare Medium Group as Vice President and Controller in November 1999. From July 1988 to November 1999, Mr. Hultberg was employed by KPMG LLP, most recently as Senior Manager.

William F. Stasior - Director. Mr. Stasior joined our board of directors in April 2000. Mr. Stasior was the Chairman and Chief Executive Officer of Booz Allen & Hamilton Inc., a management and technology consulting firm, from 1991 to 1999, and had served on the board of directors of Booz Allen since 1979. Since October 1999, Mr. Stasior has been the Senior Chairman of Booz Allen. Mr. Stasior also serves on the board of directors of OPNET, a software company that specializes in enhancing network performance for the Internet and other applications.

Jeffrey M. Killeen - Director. Mr. Killeen joined our board of directors in October 1998. Effective January 1, 2002, Mr. Killeen became Chairman and Chief Executive Officer of Globalspec, Inc., an information services company. Mr. Killeen was the Chief Executive Officer of Forbes.com from August 1999 to March 2001. Prior to that, Mr. Killeen was the Chief Operating Officer of barnesandnoble.com, an e-commerce company from January 1998 to March 1999. Before joining barnesandnoble.com, Mr. Killeen served as President and Chief Executive Officer of Pacific Bell Interactive Media from August 1994 to January 1998.

Andrew D. Africk - Director. Mr. Africk joined our board of directors in June 1999. Mr. Africk is a partner of Apollo Advisors, L.P. (which, together with its affiliates, acts as the managing general partner of several private securities investment funds, including Apollo Investment Fund IV, L.P.). Mr. Africk is also a director of Encompass Services Corporation, as well as several private venture companies.

Marc J. Rowan - Director. Mr. Rowan joined our board of directors in June 1999. Mr. Rowan is one of the founding principals of Apollo Advisors, L.P. (which, together with its affiliates, acts as the managing general partner of several private securities investment funds, including Apollo Investment Fund IV, L.P.). Mr. Rowan is also a director of Vail Resorts, Inc., Quality Distribution, Inc., National Financial Partners, Inc., Samsonite Corporation, Wyndham International and NRT Incorporated.

Michael S. Gross - Director. Mr. Gross joined our board of directors since August 1999. Mr. Gross is one of the founding principals of Apollo Advisors, L.P. Mr. Gross is also a director of Allied Waste Industries, Inc., Breuners Home Furnishing, Inc., Clark Enterprises Inc., CVEO Corporation, Florsheim Group, Inc., United Rentals, Inc., Encompass Services Corporation and Saks Incorporated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

      To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during the year ended December 31, 2001 our officers, directors and greater than 10% stockholders complied with all
Section 16(a) filing requirements.

Item 11. Executive Compensation

      The following Summary Compensation Table sets forth, for the three years ended December 31, 2001, the compensation for services in all capacities earned by the Company's Chief Executive Officer and its next most highly compensated executive officers.

Summary Compensation Table

NAME AND            YEAR      SALARY        BONUS      OTHER ANNUAL      RESTRICTED     SECURITIES     LTIP      ALL OTHER
PRINCIPAL POSITION                                     COMPENSATION         STOCK        UNDERLYING     PAY-    COMPENSATION
                                                                          AWARD(S)     OPTIONS/ SARS   OUTS
                                                                             ($)            (#)         ($)

Glenn S. Meyers     2001     $278,096        --         $18,000(1)           --             --          --           --
Chairman and        2000      267,400    $1,469,090      18,000(1)           --             --          --           --
Chief Executive     1999      257,192     2,157,889      17,600(1)           --             --          --           --
Officer

Craig C. Chesser    2001      164,077      90,000        1,500(1)            --           100,000       --       $2,500(2)
Senior Vice         2000      133,961      40,000        6,000(1)            --           25,000        --        2,500(2)
President Finance
and Treasurer (3)   1999      118,692      10,000        3,000(1)            --           32,500        --        2,500(2)

Michael A.          2001      177,135      90,000        3,000(1)            --           100,000       --           --
Hultberg
Senior Vice         2000      145,000      40,000           --               --             --          --           --
President and
Controller (3)      1999      25,096         --             --               --           75,000        --           --

Robert C. Lewis     2001      140,000      90,000        6,000(1)            --           100,000       --        2,500(2)
Senior Vice         2000      128,692      40,000           --               --             --          --        2,500(2)
President,
General Counsel     1999      110,135        --             --               --           68,000        --        2,500(2)
and
Secretary(3)
--------------

(1)  Represents non-accountable expense allowance.

(2)  Represents 401(k) employer matching contributions.

(3) Subject to certain conditions, including such officer's continued employment with the Company through January 5, 2002, the exercise prices of these options (excluding options granted in 2001) were repriced to $0.13, the fair market value of the common stock as of October 5, 2001, the date of repricing.


     The following table sets forth information concerning grants of stock options to purchase common stock during the year ended December 31, 2001 to the named executive officers.

NAME                        NUMBER OF    PERCENT OF TOTAL  EXERCISE OR   EXPIRATION      POTENTIAL REALIZABLE VALUE AT
                            SECURITIES     OPTIONS/SARS     BASE PRICE       DATE            ASSUMED ANNUAL RATES OF
                              UNDER-        GRANTED TO      ($/SHARE)                  STOCK APPRECIATION FOR OPTION TERM
                              LYING        EMPLOYEES IN
                             OPTIONS/     FISCAL YEAR (1)
                              SARS
                             GRANTED
                                                                                           5%                10%
Glenn S. Meyers                --              0.0%            N/A           N/A           N/A               N/A
Craig C. Chesser          100,000(2)(3)        3.3%           $0.60       12/20/06        6,150            12,600
Michael A. Hultberg       100,000(2)(3)        3.3%           $0.60       12/20/06        6,150            12,600
Robert C. Lewis           100,000(2)(3)        3.3%           $0.60       12/20/06        6,150            12,600
--------------

(1) The number of shares of Common Stock covered by the options is subject to anti-dilution adjustments in the event of any stock dividend, stock split or combination of shares, recapitalization or other change in the Company's capital stock.

(2) The vesting of the options is subject to acceleration in the event of a change in control of the Company, which means, generally, the consummation of any merger or consolidation involving the Company, any sale of substantially all of the Company's assets or other transaction or related transactions as a result of which a single person or several persons acting in concert own a majority of the shares of Common Stock.

(3) These options were granted on December 21, 2001 at an exercise price of $0.60, the per share fair market vale of the Common Stock at that time. The options have a term of five (5) years. Options are exercisable on the one-year anniversary of the date of grant.

     The following table sets forth information concerning the exercise of options to purchase shares of common stock by the named executive officers during the year ended December 31, 2001, as well as the number and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 2001.

NAME                                NUMBER OF          VALUE            NUMBER OF             VALUE OF
                                    SECURITIES        REALIZED          SECURITIES           UNEXERCISED
                                    UNDERLYING                          UNDERLYING           IN-THE-MONEY
                                   OPTIONS/SARS                      OPTIONS/SARS AT       OPTIONS/SARS AT
                                   ACQUIRED ON                        FISCAL Y/E (#)          FISCAL Y/E
                                   EXERCISE (#)                        EXERCISABLE/          EXERCISABLE/
                                                                      UNEXERCISABLE         UNEXERCISABLE

Glenn S. Meyers                        --               --           866,666/533,334             0/0
Craig C. Chesser                       --               --           58,334/100,000         35,584/14,000
Michael A. Hultberg                    --               --           50,000/125,000         30,500/29,250
Robert C. Lewis                        --               --           95,000/100,000         57,950/14,000


EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

MEYERS EMPLOYMENT AGREEMENT

      In connection with the transactions consummated pursuant to the 1998 acquisition of Rare Medium, Inc., we entered into an employment agreement effective April 15, 1998 with Glenn S. Meyers (the "Meyers Employment Agreement"). Pursuant to the Meyers Employment Agreement, as amended, Mr. Meyers was engaged as the Chairman, President and Chief Executive Officer of Rare Medium Group and Rare Medium, Inc. to serve for a term of five years, expiring April 15, 2003. Mr. Meyers receives an annual base salary of $250,000, with a minimum annual increase during the term of not less than 4% per annum. In addition to base compensation, Mr. Meyers is entitled to receive, for each calendar year during the term, incentive compensation equal to 2.0% of revenues derived from activities of Rare Medium, Inc. for such calendar year in excess of the revenues of Rare Medium, Inc. for the preceding year. Effective June 4, 1999, the Meyers Employment Agreement has been amended and restated to effect a ceiling of $150,000,000 on revenues for determining such annual incentive compensation payable to Mr. Meyers. In addition, the amended and restated agreement provides that, in the event gross revenues exceed such revenue ceiling, the compensation committee of the board of directors will, with such assistance as it will deem necessary, establish an incentive bonus program for Mr. Meyers based on objective and subjective factors to appropriately incentivize him. This revised incentive bonus program shall be designed to allow Mr. Meyers to continue to receive increases in annual bonuses based on, and subject to, the targets and criteria established by the compensation committee, in amounts similar to the incentive bonuses previously received by him. The Meyers Employment Agreement provides Mr. Meyers with a right to terminate his employment agreement upon a breach of such agreement or upon the occurrence of certain events constituting a "change in control" of Rare Medium Group as defined therein. Upon such a "change in control," Mr. Meyers would be entitled to receive a lump sum payment from Rare Medium Group which shall be equal to all salary and incentive compensation for the remaining term and the cash value of all benefits which would have been received by him for the remaining term. In addition, all of his unvested stock options shall immediately vest and become exercisable. The Meyers Employment Agreement also contains a covenant not to compete with Rare Medium Group or any of its affiliates for the term of the agreement, plus one additional year. Concurrently with the execution of the Meyers Employment Agreement, we granted to Mr. Meyers options to acquire an aggregate of 2,000,000 shares of common stock at exercise prices equal to $2.375 per share (the fair market value at the time of issuance), which options become exercisable ratably on a monthly basis over a period of 60 months from the date of grant and expire ten years from the date of grant.

OTHER CURRENT EMPLOYMENT AGREEMENTS

      We have employment agreements with Craig Chesser, Michael Hultberg and Robert Lewis, each of who is an officer of Rare Medium Group. Under these agreements, if, after 90 days following a change in control of Rare Medium Group, the executive terminates his employment, the executive is entitled to receive severance compensation and benefits in a lump sum payment consisting of one year of his current salary and the right to exercise all vested stock options and unvested stock options which become exercisable upon a change of control through the option expiration date for such options.

STOCK PLANS

      On May 6, 1998, the board of directors adopted our 1998 Long Term Incentive Plan (the "Plan"). The Plan was approved by our stockholders on March 16, 1999. The Plan provides for the granting of awards to directors (whether or not employees), executive officers, key employees and consultants and other service providers in the form of stock options, stock appreciation rights, restricted stock awards, deferred stock awards, bonus stock awards, dividend equivalents, and other types of stock based awards. The variety of awards authorized by the Plan is intended to give us flexibility to adapt our compensation practices as the business environment in which we operate changes. The maximum aggregate number of shares of common stock that may be delivered for all purposes under the Plan is 23,000,000, subject to adjustment. The Plan is administered by the compensation committee of the board of directors. These options generally carry five year terms and become exercisable cumulatively in three equal installments, with the first installment becoming exercisable on the one year anniversary of each grantee's date of employment. In 2000, the board of directors amended and restated the Plan to: (1) increase the number of shares of common stock available for issuance under the Plan to 23,000,000; (2) provide that no participant in the Plan may be granted options and stock appreciation rights, or SARs, that become exercisable in any one year for more than 700,000 shares of common stock and awards other than options and SARs that may be settled for the first time in any one year by delivery of more than 350,000 shares of common stock; and (3) provide that all options and SARs will terminate no later than the tenth anniversary of the date of grant. These amendments to the Plan were ratified by our stockholders on June 15, 2000. As of December 31, 2000 and 2001, there were approximately 7.3 million and 19.2 million options, respectively, available for grant under the Plan.

      Our Nonqualified Stock Plan for our directors, officers and key employees expired on July 18, 2000 after which date no additional grants can be made under such plan.

      In 1994, we adopted an Equity Plan for Directors (the "Equity Plan for Directors") pursuant to which our non-employee directors received automatic option grants whose vesting was dependent on the market price of the common stock. On October 26, 1998, the board of directors amended and restated the Equity Plan for Directors to change the plan from a formula based stock option plan as described above to a discretionary plan (the "Amended and Restated Equity Plan for Directors"), thereby providing more flexibility in determining incentive based stock option awards for our non-employee directors. The Amended and Restated Equity Plan for Directors authorized 500,000 aggregate shares of common stock for the granting of such options under the plan, of which 258,000 were available for granting stock options as of December 31, 2001. We did not make any grants to directors under the Amended and Restated Equity Plan for Directors in 2001. Subsequent to November 1998, grants of stock options to directors have been made under the Company's Amended and Restated 1998 Long Term Incentive Plan.

      See Item 13. "Certain Relationships and Related Transactions" for a discussion of certain agreements between Rare Medium Group and affiliates of certain of our directors.

REPRICING OF OPTIONS

      Report of the Compensation Committee. On October 5, 2001, the compensation committee determined that because the outstanding options held by certain executive officers and employees were exercisable at prices that were significantly above prevailing market prices for our common stock, they no longer provided an adequate level of incentive. Accordingly, to reincentivize certain of our remaining executive officers and employees and in recognition of their service to us the compensation committee approved the repricing of the exercise prices of options to purchase an aggregate of 328,334 shares of common stock to $0.13 per share, the fair market value at the date of the repricing. On December 21, 2001, the compensation committee approved an additional repricing of the exercise prices of options to purchase an aggregate of 400,000 shares of common stock held by non-management directors to $0.60, per share, the fair market value at the date of the repricing.

      10-Year Option Repricings. The following table provides information related to the repricing of each option held by our executive officers during the last ten completed fiscal years.

NAME                         DATE         NUMBER OF     MARKET PRICE OF   EXERCISE PRICE       NEW          LENGTH OF
                                          SECURITIES    STOCK AT TIME OF    AT TIME OF    EXERCISE PRICE    ORIGINAL
                                          UNDERLYING      REPRICING OR     REPRICING OR         ($)        OPTION TERM
                                           OPTIONS         AMENDMENT         AMENDMENT                      REMAINING
                                         REPRICED OR                            ($)                        AT DATE OF
                                           AMENDED                                                        REPRICING OR
                                             (#)                                                            AMENDMENT


Craig C. Chesser(1)         10/5/01        11,666            $0.13            $2.38          $0.13          23 Months
                            10/5/01         8,334            $0.13            $5.11          $0.13          28 Months
                            10/5/01        13,334            $0.13            $8.56          $0.13          36 Months
                            10/5/01        25,000            $0.13           $14.50          $0.13          46 Months
Michael A. Hultberg(1)      10/5/01        75,000            $0.13           $14.75          $0.13          37 Months
Robert C. Lewis(1)          10/5/01        32,000            $0.13            $2.38          $0.13          23 Months
                            10/5/01        38,000            $0.13            $4.77          $0.13          30 Months
                            10/5/01        25,000            $0.13            $8.56          $0.13          36 Months

(1) Subject to certain conditions, including such executive's continued employment with us through January 5, 2002, the exercise price for these options was repriced to $0.13, the fair market value of the common stock as of October 5, 2001, the date of repricing.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

      The following table and notes thereto set forth certain information, as of March 7, 2002 (except as noted otherwise), regarding beneficial ownership of the shares of our common stock by (1) each person who is known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each of our named executive officers under the Summary Compensation Table under the heading "Executive Compensation," (3) each director and nominee for director, and (4) all executive officers and directors of the Company as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares indicated as owned by them.


NAME AND ADDRESS                                 POSITION                     NUMBER OF SHARES OF          PERCENTAGE
                                                                                  COMMON STOCK              OF CLASS
                                                                             BENEFICIALLY OWNED (1)

Glenn S. Meyers                    Chairman and Chief Executive Officer            1,000,000                1.5%(2)
Craig C. Chesser               Senior Vice President Finance and Treasurer           75,000                   *(3)
Michael A. Hultberg                Senior Vice President and Controller              50,000                   *(2)
Robert C. Lewis                 Senior Vice President, General Counsel and           95,000                   *(2)
                                                Secretary
Jeffrey M. Killeen                               Director                            75,000                   *(2)
William Stasior                                  Director                            75,000                   *(2)
Andrew D. Africk                                 Director                          41,568,301               44.1%(4)
 c/o Rare Medium Group, Inc.
 44 W. 18th Street, 6th Floor
 New York, New York 10011

Marc J. Rowan                                    Director                          41,568,301               44.1%(5)
 c/o Rare Medium Group, Inc.
 44 W. 18th Street, 6th Floor
 New York, New York 10011

Michael S. Gross                                 Director                          41,568,301               44.1%(6)
 c/o Rare Medium Group, Inc.
 44 W. 18th Street, 6th Floor
 New York, New York 10011


Apollo Investment Fund IV,                                                         41,518,301               44.1%(7)
L.P.
 Two Manhattanville Road
 Purchase, New York 10577

All executive officers,                                                            43,038,300               44.9%(8)
directors and nominees as a
group (9 persons)


* Represents beneficial ownership of less than 1%.

(1) Beneficial ownership has been determined pursuant to Rule 13d-3 under the Exchange Act.

(2) Represents options to purchase shares of Common Stock that are currently exercisable, but does not include options that become exercisable upon a change of control of the Company.

(3) Includes options to purchase 58,334 shares of Common Stock that are currently exercisable, but does not include options that become exercisable upon a change of control of the Company.

(4) Includes an aggregate of (i) 12,709,499 shares of Common Stock acquired through the exercise of Series 1-A warrants and (ii) 28,808,801 shares of Common Stock issuable to Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and AIF IV/RRRR LLC (collectively, the "Apollo Stockholders") upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Africk is a principal of Apollo Advisors IV, L.P, which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Africk disclaims beneficial ownership of such shares. Includes options to purchase 50,000 shares of Common Stock that are currently exercisable, but does not include options that become exercisable upon a change of control of the Company.

(5) Includes an aggregate of (i) 12,709,499 shares of Common Stock acquired through the exercise of Series 1-A warrants and (ii) 28,808,801 shares of Common Stock issuable to the Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Rowan is a principal of Apollo Advisors IV, L.P, which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Rowan disclaims beneficial ownership of such shares. Includes options to purchase 50,000 shares of Common Stock that are currently exercisable, but does not include options that become exercisable upon a change of control of the Company.

(6) Includes an aggregate of (i) 12,709,499 shares of Common Stock acquired through the exercise of Series 1-A warrants and (ii) 28,808,801 shares of Common Stock issuable to the Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Gross is a principal of Apollo Advisors IV, L.P, which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Gross disclaims beneficial ownership of such shares. Includes options to purchase 50,000 shares of Common Stock that are currently exercisable, but does not include options that become exercisable upon a change of control of the Company.

(7) Represents the aggregate of (i) 12,709,499 shares of Common Stock acquired through the exercise of Series 1-A warrants and (ii) 28,808,801 shares of Common Stock issuable upon conversion of the aggregate of 1,053,259 shares of the Company's Series A Preferred Stock and the exercise of an aggregate of 111,089 Series 1-A warrants and 12,262,542 Series 2-A warrants held by the Apollo Stockholders. Assuming conversion of all the Series A Preferred Stock and the exercise of all the Series 1-A warrants and Series 2-A warrants held by the Apollo Stockholders, such 41,518,301 shares of Common Stock would consist of 31,796,475 shares of Common Stock beneficially owned by Apollo Investment Fund IV, L.P., 1,705,211 shares of Common Stock beneficially owned by Apollo Overseas Partners IV, L.P. and 8,016,614 shares of Common Stock beneficially owned by AIF IV/ RRRR LLC. The holders of the Company's Series A Preferred Stock are only entitled to an aggregate of 9,750,000 votes with respect to the Series A Preferred Stock as of March 7, 2002, or 9.26 votes per share of Series A Preferred Stock. Messrs. Africk, Rowan and Gross, directors of the Company and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of the shares held by the Apollo Stockholders.

(8) Messrs. Africk, Rowan and Gross, directors of the Company and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of shares held by the Apollo Stockholders. See footnote numbers 4, 5 and 6 above. Includes options to purchase an aggregate of 1,478,334 shares of Common Stock that are currently exercisable, but does not include options that become exercisable upon a change of control of the Company.

Item 13. Certain Relationships and Related Transactions.

APOLLO SECURITIES PURCHASE AND CONVERSION

      On June 4, 1999, we issued and sold to the Apollo Stockholders, for an aggregate purchase price of $87.0 million, 126,000 shares of series A preferred stock, 126,000 Series 1-A Warrants, 1,916,994 Series 2-A Warrants, 744,000 shares of series B convertible preferred stock, 744,000 Series 1-B warrants and 10,345,548 Series 2-B warrants. The Series A convertible preferred stock and Series B convertible preferred stock accrue dividends at an annual rate of 7.5% through June 30, 2002 and 4.65% thereafter. For the first three years, dividends are payable in additional shares of Series A securities. During the next two years, beginning in September 2002, dividends are payable, at the option of the holder, in additional shares of Series A securities or in cash. Dividends paid thereafter are payable in cash. The Series A and Series B convertible preferred stock are subject to mandatory redemption on June 30, 2012.

      Under the terms of the Apollo investment, at the 1999 annual meeting of stockholders held on August 19, 1999, the holders of common stock approved the conversion of all of the series B convertible preferred stock, Series 1-B warrants and Series 2-B warrants, including the additional series B securities that had been issued as dividends, into like amounts of series A preferred stock, Series 1-A warrants and Series 2-A warrants, respectively. Pursuant to the approval, all series B convertible preferred stock, Series 1-B warrants and Series 2-B warrants were converted into series A preferred stock, Series 1-A warrants and Series 2-A warrants, respectively. The series A securities are convertible into or exercisable for voting common stock whereas the series B securities were convertible into or exercisable for non-voting common stock.

      Prior to discontinuing the operations of Rare Medium, Inc. at the end of the third quarter of 2001, from time to time, our Rare Medium, Inc. subsidiary provided Internet related professional advisory and consultative services in the ordinary course of business and on terms believed to be comparable to those obtainable by third parties to portfolio companies in which Apollo have an investment or in which they have considered investing.

EMPLOYMENT AGREEMENTS

      For a description of the employment agreements between Rare Medium Group and certain of our executive officers, please see the descriptions above in Item 11. Executive Compensation under the heading "Employment Contracts and Change in Control Arrangements."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following is a list of certain documents filed as a part of this report:

         (1) Financial Statements of the Registrant.

             (i)     Report of Independent Auditors.

             (ii)    Consolidated Balance Sheets as of December 31, 2000 and
                     2001.

             (iii) Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001.

             (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 2000 and 2001.

             (v) Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.

             (vi)    Notes to Consolidated Financial Statements.

             (vii)   Schedule II--Valuation and Qualifying Accounts.

      All other schedules specified in Item 8 or Item 14(d) of Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

      (b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarterly period ending December 31, 2001:

         On October 5, 2001, we filed a report on Form 8-K announcing the termination of our proposed merger with Motient Corporation.

         On October 19, 2001, we filed a report on Form 8-K announcing our agreement to invest in the Mobile Satellite Ventures joint venture and the repayment by Motient Corporation of approximately $26.2 million, including accrued interest, of our $50.0 million aggregate principal amount of exchangeable notes through the delivery of five million shares of XM Satellite Radio common stock.

         On December 3, 2001, we filed a report on Form 8-K announcing our purchase of a $50 million joint venture interest in Mobile Satellite Ventures, LP in the form of a convertible note with a principal amount of $50.0 million.

      (c) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K.

Exhibit
Number        Description
------        -----------

  2.1      --   Master Agreement, dated November 17, 1997, by and among ICC
                Technologies, Inc., ICC Investment, L.P., ICC Desiccant
                Technologies, Inc., and Engelhard Corporation, Engelhard DT
                Inc. and Engelhard/ICC was filed as Exhibit "B" to ICC
                Technologies, Inc.'s Definitive Proxy Statement dated February
                3, 1998, for the Special Meeting of Stockholders held on February 23, 1998, and is hereby incorporated herein by reference.

  2.2      --   Contribution Agreement, dated as of November 17, 1997, between
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

  2.5      --   Agreement and Plan of Merger, dated as of August 13, 1998, by and among ICC Technologies, Inc., Rare Medium, Inc., I/O 360,
                Inc. and the I/O 360 Stockholders named therein was filed as
                Exhibit 2.1 to the Company's Current Report on Form 8-K dated
                August 13, 1998 and is hereby incorporated herein by reference.

  2.6      --   Agreement and Plan of Merger, dated as of August 13, 1998 by and among ICC Technologies, Inc., Rare Medium, Inc.,
                DigitalFacades Corporation and the DigitalFacades Stockholders named therein was filed as Exhibit 2.2 to the Company's
                Current Report on Form 8-K dated August 13, 1998 and is hereby incorporated herein by reference.

  2.7      --   Purchase and Sale Agreement Relating to Partnership Interests
                in Fresh Air Solutions, L.P. by and between ICC Desiccant
                Technologies, Inc. and Wilshap Investments, LLC dated as of
                October 14, 1998 was filed as Exhibit 2.1 to the Company's
                Current Report on Form 8-K dated October 14, 1998 and is hereby incorporated herein by reference.

  3.1      --   Restated Certificate of Incorporation of Rare Medium Group,
                Inc., was filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1999, and is hereby incorporated herein by reference.

  3.2      --   Amended and Restated By-Laws of Rare Medium Group, Inc., was
                filed as Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1999, and is hereby incorporated herein by reference.

  10.1     --   Form of Secured Promissory Note of Rare Medium, Inc. ("Rare
                Medium Note") in the principal amount of $22 million issued in connection with the acquisition of Rare Medium, Inc., which was filed as Exhibit C-1 to the Rare Medium Merger Agreement, which was filed as Exhibit 2.1 to the Company's Form 8-K dated
                April 15, 1998, and is hereby incorporated herein by reference.

  10.2     --   Form of Security Agreement between Rare Medium, Inc. and
                former stockholders of Rare Medium, Inc. in connection with the acquisition of Rare Medium, Inc., was filed as Exhibit D to the Rare Medium Merger Agreement, which was filed as
                Exhibit 2.1 to the Company's Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.

  10.3     --   Form of Stock Pledge Agreement between ICC Technologies, Inc.
                and the former stockholders of Rare Medium, Inc., in connection with the acquisition of Rare Medium, Inc., was filed as Exhibit E to the Rare Medium Merger Agreement, which was filed as Exhibit 2.1 to the Company's Form 8-K dated April
                15, 1998, and is hereby incorporated herein by reference.

  10.4     --   Form of Non-Founder Agreement between the Company and certain former stockholders of Rare Medium, Inc. in connection with the acquisition of Rare Medium, Inc., was filed as Exhibit M to the Rare Medium Merger Agreement, which was filed as
                Exhibit 2.1 to the Company's Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.

  10.5     --   Form of Guaranty by ICC Technologies, Inc. of the Rare Medium
                Note, which was filed as Exhibit N to the Rare Medium Merger
                Agreement, which was filed as Exhibit 2.1 to the Company's
                Form 8-K dated April 15, 1998, and is hereby incorporated herein by reference.

  10.6     --   Employment Agreement between the Company and Glenn S. Meyers, dated April 14, 1998, which was filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1998, and is hereby incorporated herein by reference.

  10.7     --   Lease dated September 12, 1997 between Forty Four Eighteen
                Joint Venture and Rare Medium, Inc. re: entire sixth floor, 44-8 West 18th Street thru to 47-53 West 17th Street,
                Manhattan, New York, New York, which was filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1998, and is hereby incorporated herein by reference.

  10.8     --   Lease dated February 11, 1998 by and between B & G Bailey
                Living Trust u/t/d March 25, 1975 and Steaven Jones and
                DigitalFacades Corporation re: 4081 Redwood Avenue, 1st Floor,
                Los Angeles, California, which was filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1998, and is hereby incorporated herein by reference.

  10.9     --   The Company's Incentive Stock Option Plan, as amended, which was filed as Exhibit 4(g) to the Company's Registration
                Statement on Form S-8, No. 33-85636, filed on October 26,
                1994, and is hereby incorporated herein by reference.

  10.10    --   The Company's Nonqualified Stock Option Plan as amended and restated, which was filed as Exhibit C to the Company's
                Definitive Proxy Statement dated November 18, 1994, for
                Stockholders Meeting held December 15, 1994, and is hereby incorporated herein by reference.

  10.11    --   The Company's Equity Plan for Directors is hereby incorporated herein by reference from ICC's Definitive Proxy Statement dated November 18, 1994, for Stockholders Meeting held
                December 15, 1994.

  10.12    --   The Company's 1998 Long-Term Incentive Plan was filed as
                Appendix I to the Company's Definitive Proxy Statement dated
                February 17, 1999, for the Stockholders Meeting held March 16,
                1998, and is hereby incorporated herein by reference.

  10.13    --   Fresh Air Solutions, L.P. Limited Partnership Agreement, dated
                February, 1998, between ICC Desiccant Technologies, Inc., as the sole general partner and a limited partner, and Engelhard
                DT, Inc., a limited partner, which was filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1997, and is hereby incorporated herein by reference.

  10.14    --   Admission of Partner/Amendment of Partnership Agreement dated
                October 14, 1998 between ICC Desiccant Technologies, Inc.,
                Wilshap Investments, L.L.C., Engelhard DT, Inc. and Fresh Air
                Solutions, L.P., which was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1998, and is hereby incorporated herein by reference.

  10.15    --   Form of Exchange Agreement, dated as of December 31, 1998, by and between ICC Technologies, Inc. and each of certain beneficial holders of the Rare Medium, Inc., Secured
                Promissory Note, dated April 15, 1998, which was filed as
                Exhibit 10.1 to the Company's Form 8-K dated December 31,
                1998, and is hereby incorporated herein by reference.

  10.16    --   Securities Purchase Agreement, dated as of January 28, 1999, by and among ICC Technologies, Inc. and Capital Ventures
                International ("CVI Securities Purchase Agreement") and
                Exhibits thereto, which were filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and are hereby incorporated herein by reference.

  10.17    --   Form of Convertible Term Debenture, dated as of January 28,
                1999, which was filed as Exhibit A to the CVI Securities
                Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

  10.18    --   Form of Stock Purchase Warrant of ICC Technologies, Inc.,
                dated as of January 28, 1999, which was filed as Exhibit B to the CVI Securities Purchase Agreement, which was filed as
                Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

  10.19    --   Form of Registration Rights Agreement, dated as of January 28,
                1999, which was filed as Exhibit C to the CVI Securities
                Purchase Agreement, which was filed as Exhibit 10.1 to the Company's Form 8-K dated January 28, 1999, and is hereby incorporated herein by reference.

  10.20    --   Agreement and Plan of Merger, dated as of March 5, 1999, among
                Rare Medium, Inc., ICC Technologies, Inc., Rare Medium Texas
                I, Inc., Big Hand, Inc., and The Stockholders of Big Hand,
                Inc., which was filed as Exhibit 10.21 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.

  10.21    --   The Company's Amended and Restated Equity Plan for
                Directors, which was filed as Exhibit 10.22 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1998, and is hereby incorporated herein by reference.

  10.22    --   Amended and Restated Securities Purchase Agreement, dated as of June 4, 1999, among Rare Medium Group, Inc., Apollo
                Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P.
                and AIF/RRRR LLC, which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

  10.23    --   Form of Series 1-A Warrant of Rare Medium Group, Inc., which was filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

  10.24    --   Form of Series 2-A Warrant of Rare Medium Group, Inc., which was filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

  10.25    --   Pledge, Escrow and Disbursement Agreement, dated as of June 4,
                1999, among Rare Medium Group, Inc., Apollo Investment Fund
                IV, L.P., and The Chase Manhattan Bank, which was filed as
                Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

  10.26    --   Form of Purchase Agreement, dated January 14, 2000, between the Company and each of the purchasers in the private placement, which was filed as Exhibit 4.1 to the Company's
                Form S-3 filed on February 11, 2000, and is hereby incorporated herein by reference.

  10.27    --   Form of Stock Option Agreement, dated April 15, 1998, by and between ICC Technologies, Inc. and Glenn S. Meyers, which was filed as Exhibit 4(e) to the Company's Form S-8 filed on April
                23, 1999, and is hereby incorporated herein by reference.

  10.28    --   The Company's Amended and Restated 1998 Long-Term Incentive
                Plan, which was filed as Exhibit 4(d) to the Company's Form
                S-8 filed on November 3, 2000, and is hereby incorporated herein by reference.

  10.29    --   Note Purchase Agreement, dated as of April 2, 2001, between the Company and Motient Corporation.

  10.30    --   Amended and Restated Investment Agreement, dated as of October
                12, 2001, by and among Motient Corporation, Mobile Satellite
                Ventures LLC, TMI Communications and Company, Limited
                Partnership, MSV Investors, LLC and the other investors named therein, which was filed as Exhibit 99.1 to the Company's
                Current Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

  10.31    --   Form of Stockholders' Agreement of Mobile Satellite Ventures
                GP Inc. , which was filed as Exhibit 99.2 to the Company's
                Current Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

  10.32    --   Form of Limited Partnership Agreement of Mobile Satellite
                Ventures LP. , which was filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

  10.33    --   Form of Convertible Note of Mobile Satellite Ventures LP in
                the principal amount of $50 million, issued to MSV Investors, LLC, which was filed as Exhibit 99.4 to the Company's Current
                Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

  10.34    --   Amendment to Employment Agreement, dated as of February 15,
                2001, between Rare Medium Group, Inc. and Craig C. Chesser, which was filed as exhibit 10.1 to the Company's Form 10-Q for -the period ended March 31, 2001 and is hereby incorporated by reference.

  10.35    --   Amendment to Employment Agreement, dated as of February 15,
                2001, between Rare Medium Group, Inc. and Michael A. Hultberg, which was filed as exhibit 10.2 to the Company's Form 10-Q for the period ended March 31, 2001 and is hereby incorporated by reference.

  10.36    --   Amendment to Employment Agreement, dated as of February 15,
                2001, between Rare Medium Group, Inc. and Robert C. Lewis, which was filed as exhibit 10.3 to the Company's Form 10-Q for the period ended March 31, 2001 and is hereby incorporated by reference.

  21       --   Subsidiaries of the Company are Rare Medium, Inc., a New York
                corporation; Carlyle Media Group Limited, a United Kingdom corporation; Notus Communications, Inc., a Georgia corporation; Old Cardco, Inc., a New York corporation;
                liveuniverse.com Inc., a Delaware corporation; and MSV
                Investors Holdings, Inc., a Delaware corporation.

  23.1     --   Consent of KPMG LLP, Independent Auditors.

  23.2     --   Independent Auditors' Report on Schedule.



                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Rare Medium Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Rare Medium Group, Inc. and subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rare Medium Group, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ KPMG LLP

New York, New York
March 15, 2002


                                                        RARE MEDIUM GROUP, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                      DECEMBER 31, 2000 AND 2001
                                                    (in thousands except share data)

                                                                                             2000                2001
                                                                                        ----------------    ----------------
                                        Assets
Current assets:
   Cash and cash equivalents                                                                   $113,018              $7,061
   Short-term investments                                                                        44,465               9,746
                                                                                        ----------------    ----------------
     Total cash, cash equivalents and short-term investments                                    157,483              16,807
   Accounts receivable, net of allowance for doubtful accounts of $3,241 and $650                21,952                 572
   Work in process                                                                                5,426                  --
   Investment in XM Satellite Radio                                                                  --              91,800
   Prepaid expenses and other current assets                                                      5,402                 936
                                                                                        ----------------    ----------------
     Total current assets                                                                       190,263             110,115

Property and equipment, net                                                                      28,740                 169
Note receivable from the Mobile Satellite Venture, L.P.                                              --              50,486
Notes receivable from Motient Corporation, net of $26,957 reserve                                    --                  --
Investments in affiliates                                                                        48,016               2,600
Goodwill and intangibles, net                                                                    49,061                  --
Other assets                                                                                      1,411                 346
                                                                                        ----------------    ----------------
       Total assets                                                                            $317,491            $163,716
                                                                                        ================    ================

                          Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                             $10,740              $5,299
   Accrued liabilities                                                                           16,876               9,428
   Deferred revenue                                                                               3,778                  --
   Other current liabilities                                                                         --              10,030
                                                                                        ----------------    ----------------
     Total current liabilities                                                                   31,394              24,757
Other noncurrent liabilities                                                                      9,367                  --
                                                                                        ----------------    ----------------
       Total liabilities                                                                         40,761              24,757
                                                                                        ----------------    ----------------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized                         47,621              59,558
  Discount of $50,162 and $45,768, respectively
                                                                                        ----------------    ----------------
Minority interest                                                                                    --              10,097
                                                                                        ----------------    ----------------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     977,838 shares as Series A Convertible Preferred Stock at December 31,
     2000 and 1,053,259 shares at December 31, 2001                                                  --                  --
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and outstanding 63,676,074 shares at December 31, 2000 and 65,324,966 shares at
     December 31, 2001                                                                              637                 653
   Additional paid-in capital                                                                   528,958             529,955
   Accumulated other comprehensive income (loss)                                                (1,127)              60,336
   Accumulated deficit                                                                        (299,188)           (521,469)
   Treasury stock, at cost, 66,227 shares                                                         (171)               (171)
                                                                                        ----------------    ----------------
       Total stockholders' equity                                                               229,109              69,304
                                                                                        ----------------    ----------------
       Total liabilities and stockholders' equity                                              $317,491            $163,716
                                                                                        ================    ================


                                     See accompanying notes to consolidated financial statements.



                                                        RARE MEDIUM GROUP, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                         FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                                                    (in thousands except share data)

                                                                     1999              2000             2001
                                                                 --------------    -------------    -------------
Revenues                                                                $1,569           $8,284            $1,906
Cost of revenues                                                         1,019            6,102             1,337
                                                                 --------------    -------------    --------------
   Gross profit                                                            550            2,182               569
Expenses:
   Sales and marketing                                                     267           14,224             1,257
   General and administrative                                           14,551           44,536            18,858
   Depreciation and amortization                                         1,848            8,187             3,028
   Restructuring charges                                                    --               --             1,071
                                                                 --------------    -------------    --------------
     Total expenses                                                     16,666           66,947            24,214
                                                                 --------------    -------------    --------------
Loss from operations                                                   (16,116)         (64,765)          (23,645)
Interest (expense) income, net                                          (1,479)          10,182             9,189
Loss on investments in affiliates                                       (1,469)         (11,102)          (54,633)
Minority interest                                                           --               --               (97)
Other income (expense), net                                                200             (205)          (22,239)
                                                                 --------------    -------------    --------------
Loss before discontinued operations                                    (18,864)         (65,890)          (91,425)
Discontinued operations:
   Loss from discontinued operations                                   (30,606)         (62,532)         (116,046)
   Loss from wind-down of discontinued operations                           --               --            (2,873)
                                                                 --------------    -------------    --------------
     Loss from discontinued operations                                 (30,606)         (62,532)         (118,919)
                                                                 --------------    -------------    --------------
Net loss                                                               (49,470)        (128,422)         (210,344)
   Deemed dividend attributable to issuance of convertible
     preferred stock                                                   (29,879)              --                --
   Cumulative dividends and accretion of convertible preferred
     stock to liquidation value                                        (13,895)         (22,718)          (11,937)
                                                                 --------------    -------------    --------------
Net loss attributable to common stockholders                         $ (93,244)      $ (151,140)       $ (222,281)
                                                                 ==============    =============    ==============
Basic and diluted loss per share:
  Continuing operations                                                $ (1.71)          $(1.66)           $(1.62)
  Discontinued operations                                                (0.84)           (1.17)            (1.87)
                                                                 --------------    -------------    --------------
     Net loss per share                                                $ (2.55)          $(2.83)           $(3.49)
                                                                 ==============    =============    ==============
Basic weighted average common shares outstanding                    36,625,457       53,488,951        63,740,209
                                                                 ==============    =============    ==============


                                     See accompanying notes to consolidated financial statements.




                                                        RARE MEDIUM GROUP, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                                                             (in thousands)

                                                                                1999              2000              2001
                                                                           ---------------    --------------    --------------
Cash flows from operating activities:
   Net loss                                                                     $ (49,470)        $(128,422)        $(210,344)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Loss from discontinued operations                                             30,606            62,532           118,919
     Depreciation and amortization                                                  1,848             8,187             3,028
     Loss on investments in affiliates                                              1,469            11,102            54,633
     Common stock and stock options issued for services rendered                       30                --             1,208
     Net loss on notes receivable from Motient Corporation                             --                --            21,613
     Non-cash restructuring charges                                                    --                --               689
     Non-cash compensation charges                                                     --                --               233
     Non-cash interest expense                                                      2,630                --                --
     Changes in assets and liabilities, net of acquisitions and sale of businesses:
        Accounts receivable                                                          (248)           (1,061)              278
        Work in process                                                               190                62                --
        Prepaid expenses and other assets                                          (1,327)             (324)           (2,799)
        Deferred revenue                                                               (2)              883               665
        Accounts payable, accrued and other liabilities                                68             5,969            (3,487)
                                                                           ---------------    --------------    --------------
           Net cash used in continuing operations                                 (14,206)          (41,072)          (15,364)
           Net cash used in discontinued operations                               (17,825)          (24,794)          (29,496)
                                                                           ---------------    --------------    --------------
           Net cash used in operating activities                                  (32,031)          (65,866)          (44,860)
Cash flows from investing activities:
   Cash paid for investments in affiliates                                        (27,076)          (27,563)           (6,199)
   Cash received for sale of investment in affiliates                                   --                --            3,799
   Purchases of property and equipment, net                                        (1,164)           (2,652)              (95)
   Purchases of notes receivable                                                        --                --         (100,000)
   Cash paid for acquisitions, net of cash acquired and acquisition costs          (3,379)              (76)               --
   Purchases of short-term investments                                                  --          (41,329)          (79,813)
   Sales of short-term investments                                                      --                --          111,845
                                                                           ---------------    --------------    --------------
           Net cash used in continuing operations                                 (31,619)          (71,620)          (70,463)
           Net cash used in discontinued operations                                (8,273)          (24,159)             (656)
                                                                           ---------------    --------------    --------------
           Net cash used in investing activities                                  (39,892)          (95,779)          (71,119)
Cash flows from financing activities:
   Proceeds from contibutions to a consolidated subsidiary                             --                --            10,000
   Proceeds from issuance of convertible debenture                                  6,000                --                --
   Proceeds from issuance of convertible preferred stock, net of costs             82,998                --                --
   Proceeds from issuance of common stock, net of costs                                --           240,923                --
   Proceeds from issuance of common stock in connection with the
     exercise of warrants and options                                              11,792             6,115                22
   Repayments of borrowings, net                                                   (1,245)             (915)               --
                                                                           ---------------    --------------    --------------
           Net cash provided by financing activities                               99,545           246,123            10,022
                                                                           ---------------    --------------    --------------
Net increase (decrease) in cash and cash equivalents                               27,622            84,478          (105,957)
Cash and cash equivalents, beginning of period                                        918            28,540           113,018
                                                                           ---------------    --------------    --------------
Cash and cash equivalents, end of period                                          $28,540          $113,018           $ 7,061
                                                                           ===============    ==============    ==============

Supplemental disclosure of cash flow information:

Interest paid                                                                        $609               $--               $--
                                                                           ===============    ==============    ==============

Income taxes paid                                                                    $355               $--               $--
                                                                           ===============    ==============    ==============


                                     See accompanying notes to consolidated financial statements.





                                                        RARE MEDIUM GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                                                   (in thousands except share data)

                                                                                                         Accumulated
                                                                                         Additional         Other
                                                         Preferred    Common Stock        Paid-In       Comprehensive
                                                           Stock     ($.01 par value)     Capital           Income
                                                         ---------   ----------------     -------        ------------
Balance, January 1, 1999                                   $   --           $ 307          $ 84,720          $ --
  Comprehensive loss:
    Net loss                                                   --              --                --            --
    Other comprehensive income:
      Net unrealized gain arising during period                --              --                --           937
         Total comprehensive loss
  Issuance of 4,977,923 shares of common stock in
    connection with acquired businesses                        --              50            47,918            --
  Issuance of 3,054,362 shares of common stock for
    conversion of debt and accrued interest                    --              30            17,109            --
  Issuance of 2,489 shares of common stock for
    services rendered                                          --              --                30            --
  Issuance of 4,161,755 shares of common stock
    through exercise of stock options and warrants             --              42            11,750            --
  Value of warrants issued in connection with the
    Series A preferred stock                                   --              --            53,118            --
  Intrinsic value of beneficial conversion feature of
    Series A preferred stock and pay-in-kind                   --              --            37,429            --
  Deemed dividends and accretion of preferred stock            --              --                --            --
                                                           ---------      ---------        ---------        ---------
Balance, December 31, 1999                                     --             429           252,074           937
  Comprehensive loss:
    Net loss                                                   --              --                --            --
    Other comprehensive loss:
      Net unrealized loss arising during period                --              --                --        (1,871)
      Net foreign exchange loss arising during period          --              --                --          (193)
         Total comprehensive loss
  Issuance of 862,721 shares of common stock in
    connection with acquired businesses                        --               9            16,730            --
  Issuance of 2,500,000 shares of common stock in
    private placement                                          --              25            65,690            --
  Issuance of 3,000,000 shares of common stock in
    public offering                                            --              30           175,178            --
  Issuance of 53,160 shares of common stock for
    for conversion of debt                                     --               1             1,993            --
  Issuance of 14,366,836 shares of common stock
    through exercise of stock options and warrants             --             143             5,972            --
  Forgiveness of note receivable from shareholder              --              --                --            --
  Intrinsic value of beneficial conversion feature of
    Series A preferred stock and pay-in-kind dividends         --              --            11,321            --
  Deemed dividends and accretion of preferred stock            --              --                --            --
                                                           ---------      ---------        ---------        ---------
Balance, December 31, 2000                                     --             637           528,958        (1,127)
  Comprehensive loss:
    Net loss                                                   --              --                --            --
    Other comprehensive loss:
      Net unrealized gain arising during period                --              --                --        61,240
      Net foreign exchange gain arising during period          --              --                --           223
         Total comprehensive loss
  Retirement of 43,945 shares of common stock in
    connection with acquired businesses                        --              (1)             (528)           --
  Issuance of 419,982 shares of common stock and 80,000
    stock options in connection with acquired businesses       --               4                61            --
  Issuance of 21,666 shares of common stock
    through exercise of stock options and warrants             --              --                36            --
  Issuance of 1,250,000 shares of common stock and
    47,000 stock options for services rendered                 --              13             1,195            --
  Non-cash compensation charge for option repricing            --              --               233            --
  Deemed dividends and accretion of preferred stock            --              --                --            --
                                                           ---------      ---------        ---------       ---------
Balance, December 31, 2001                                    $--            $653          $529,955        $60,336
                                                           =========      =========        =========       =========
                                                              Note
                                                           Receivable                     Treasury             Total
                                                              From       Accumulated       Stock           Stockholders'
                                                            Officer        Deficit        at Cost             Equity
                                                           ----------    -----------      -------          -------------

Balance, January 1, 1999                                     $ (230)       $ (54,804)      $ (171)           $ 29,822
  Comprehensive loss:
    Net loss                                                     --          (49,470)          --             (49,470)
    Other comprehensive income:
      Net unrealized gain arising during period                  --               --           --                 937
                                                                                                            -------------
         Total comprehensive loss                                                                             (48,533)
  Issuance of 4,977,923 shares of common stock in
    connection with acquired businesses                          --               --           --              47,968
  Issuance of 3,054,362 shares of common stock for
    conversion of debt and accrued interest                      --               --           --              17,139
  Issuance of 2,489 shares of common stock for
    services rendered                                            --               --           --                  30
  Issuance of 4,161,755 shares of common stock
    through exercise of stock options and warrants               --               --           --              11,792
  Value of warrants issued in connection with the
    Series A preferred stock                                     --               --           --              53,118
  Intrinsic value of beneficial conversion feature of
    Series A preferred stock and pay-in-kind                     --               --           --              37,429
  Deemed dividends and accretion of preferred stock              --          (43,774)          --             (43,774)
                                                            ---------      ---------        ---------        ---------
Balance, December 31, 1999                                     (230)        (148,048)        (171)            104,991
  Comprehensive loss:
    Net loss                                                     --         (128,422)          --            (128,422)
    Other comprehensive loss:
      Net unrealized loss arising during period                  --               --           --              (1,871)
      Net foreign exchange loss arising during period            --               --           --                (193)
                                                                                                             ---------
         Total comprehensive loss                                                                            (130,486)
  Issuance of 862,721 shares of common stock in
    connection with acquired businesses                          --               --           --              16,739
  Issuance of 2,500,000 shares of common stock in
    private placement                                            --               --           --              65,715
  Issuance of 3,000,000 shares of common stock in
    public offering                                              --               --           --             175,208
  Issuance of 53,160 shares of common stock for
    for conversion of debt                                       --               --           --               1,994
  Issuance of 14,366,836 shares of common stock
    through exercise of stock options and warrants               --               --           --               6,115
  Forgiveness of note receivable from shareholder               230               --           --                 230
  Intrinsic value of beneficial conversion feature of
    Series A preferred stock and pay-in-kind dividends           --               --           --              11,321
  Deemed dividends and accretion of preferred stock              --          (22,718)          --             (22,718)
                                                           ---------      ---------        ---------        ---------
Balance, December 31, 2000                                       --         (299,188)        (171)            229,109
  Comprehensive loss:
    Net loss                                                     --         (210,344)          --            (210,344)
    Other comprehensive loss:
      Net unrealized gain arising during period                  --               --           --              61,240
      Net foreign exchange gain arising during period            --               --           --                 223
                                                                                                             ---------
         Total comprehensive loss                                                                            (148,881)
  Retirement of 43,945 shares of common stock in
    connection with acquired businesses                          --               --           --                (529)
  Issuance of 419,982 shares of common stock and 80,000
    stock options in connection with acquired businesses         --               --           --                  65
  Issuance of 21,666 shares of common stock
    through exercise of stock options and warrants               --               --           --                  36
  Issuance of 1,250,000 shares of common stock and
    47,000 stock options for services rendered                   --               --           --               1,208
  Non-cash compensation charge for option repricing              --               --           --                 233
  Deemed dividends and accretion of preferred stock              --          (11,937)          --             (11,937)
                                                           ---------      -----------      ---------        ---------
Balance, December 31, 2001                                    $  --       $ (521,469)       $(171)            $69,304
                                                           =========      ===========      =========        =========


                                     See accompanying notes to consolidated financial statements.



                            RARE MEDIUM GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

     (a) Description of Business and Basis of Presentation

      Rare Medium Group, Inc. (the "Company") conducts its business primarily through its subsidiaries. From 1998 through the third quarter of 2001, its principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions which caused many companies to reduce spending on Internet-focused business solutions, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket, Inc. subsidiary ("LiveMarket"), was made at the end of the third quarter of 2001 (see Note 5).

      From 1999 through the first quarter of 2001, the Company made venture investments by taking strategic minority equity positions in other independently managed companies. Additionally, in the past, the Company has developed, managed and operated companies in selected Internet-focused market segments ("Start-up Companies"). During the first quarter of 2001, the Company reduced its focus on these businesses and substantially ceased providing funding to its Start-up Companies. Additionally, the Company sold a majority of its equity interest in the operations of three of its Start-up Companies: ChangeMusic Network ("ChangeMusic") and ePrize in April 2001 and Regards.com in December 2001 (see Note 8(b)). Currently, the Company is no longer actively seeking new start-up opportunities or venture investments, nor is it managing or operating any Start-up Companies.

      As a result of the decision to discontinue the operations of Rare Medium, Inc. and LiveMarket, the operating results reported in our statements of operations as continuing operations include the consolidated results of the Company, its 80% owned MSV Investors, LLC subsidiary ("MSV Investors Subsidiary"), and its Start-up Companies, up to their respective dates of sale or shutdown. The results of Rare Medium, Inc. and LiveMarket are reflected as discontinued operations.

      In November 2001, through its MSV Investors Subsidiary, the Company became a participant in the Mobile Satellite Venture, L.P. joint venture ("MSV Joint Venture"), a joint venture that includes TMI Communications, Inc., Motient Corporation ("Motient"), and certain other investors (collectively, the "Other MSV Investors"). The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. The Company expects to become an increasingly active participant in the MSV Joint Venture and has designated three members of the 12-member board of directors of the MSV Joint Venture's corporate general partner.

      In addition to winding down Rare Medium, Inc., the Company's current operations consist of actively managing its interest in the MSV Joint Venture. The Company's principal assets consist of its interest in the MSV Joint Venture, five million shares of XM Satellite Radio, Inc. ("XM Satellite Radio") common stock, promissory notes from Motient with a principal amount of $26.2 million (see Notes 3 and 17), its remaining investments in affiliates, and cash, cash equivalents and short-term investments.

      (b) Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2001, Rare Medium, Inc. has cash equivalents in the amount of $1.3 million supporting letters of credit issued for certain real estate leases (see Note 17).

      (c) Short-Term Investments

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

      The Company classifies its investment in XM Satellite Radio common stock as an available-for-sale, marketable security and reports such investment at fair value with net unrealized gains and losses recorded in stockholders' equity. Gains and losses will be recognized in our statements of operations when realized. At December 31, 2001, the reported value of XM Satellite Radio in our balance sheet was approximately $91.8 million, resulting in an unrealized gain of approximately $60.3 million.

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

     (e) Goodwill and Intangibles

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected period to be benefited, which was typically three years. The agreements pursuant to which the Company acquired certain companies (see Note 8(a)) include provisions that could require the Company to issue additional shares if certain performance targets are met. Accumulated amortization amounted to $36.5 million, $77.3 million and nil at December 31, 1999, 2000 and 2001, respectively. In connection with discontinuation of the operations of Rare Medium, Inc. and LiveMarket (see Note 5), and with the sale or shutdown of all the Start-up Companies (see Note 8(b)), all remaining goodwill balances were written off in 2001.

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

     (f) Revenue Recognition

      Advertising revenues derived from the delivery of advertising impressions are recognized in the period the impressions are delivered, provided the collection of the resulting receivable is reasonably assured.

      Advertising revenues from ChangeMusic publications were recognized at the time the related publications were sent to the subscriber or were available at newsstands. Subscription revenue was deferred and recognized as income over the subscription period. Revenues related to newsstand magazine sales were recognized at the time that the publications were available at the newsstands, net of estimated returns.

      Revenues from the Internet services business, which was one of our discontinued operations, were recognized using the percentage-of-completion method for fixed price contracts and as time was incurred for time and materials contracts, provided the collection of the resulting receivable was reasonably assured. Unbilled receivables, representing time and costs incurred on projects in process in excess of amounts billed, were recorded as work in process in the accompanying balance sheets. Deferred revenue represents amounts billed in excess of costs incurred and were recorded as liabilities. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss was recognized in the period such determination was made for the excess.

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

     (i) Stock Option Plans

      The Company accounts for its stock option plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), as clarified by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123 (see Note 14).

     (j) Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (k) Net Loss Per Share

      Basic earnings per share ("EPS") is computed by dividing net income or net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Net loss and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share.

      For the purposes of computing EPS from continuing operations, the Company had potentially dilutive common stock equivalents of 6,380,103, 5,846,723 and 83,726 for the years ended December 31, 1999, 2000 and 2001, respectively, made up of stock options. In addition, the Company had potentially dilutive common stock equivalents of 18,924,862, 23,742,077 and nil related to the Series A convertible preferred stock, Series 1-A and Series 2-A warrants and other common stock warrants for the years ended December 31, 1999, 2000 and 2001, respectively. These common stock equivalents were not included in the computation of earnings per common share because they were antidilutive on continuing operations for the periods presented.

      (l) Fair Value of Financial Instruments

      The fair value of cash and cash equivalents, short-term investments, accounts receivables and the investment in XM Satellite Radio common stock approximate book value. The fair value of the note receivable from the MSV Joint Venture approximates book value based on the equity value of the MSV Joint Venture's recent funding transactions assuming conversion of such note. The Company also holds promissory notes from Motient with a principal amount of $26.2 million. As a result of uncertainty with respect to the ultimate collection on the Motient notes, the Company recognized a reserve for the entire amount of these notes (see Notes 3 and 17).

     (m) Concentration of Credit Risk

      Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments, investment in XM Satellite Radio common stock, and note receivable from the MSV Joint Venture. Cash, cash equivalents and short-term investments consist of deposits, money market funds, and commercial paper placed with various high credit quality financial institutions.

      At December 31, 2001, the reported value of the Company's investment in XM Satellite Radio was approximately $91.8 million, or $18.36 per share, resulting in an unrealized gain of approximately $60.3 million. Changes in the market price of XM Satellite Radio stock could cause fluctuations in the Company's earnings and financial position.

      The note receivable by the MSV Investors Subsidiary from the MSV Joint Venture is convertible into approximately 30.8% of the equity interests in the joint venture (see Note 2). The Company holds an 80% interest in the MSV Investors Subsidiary.

     (n) Internal-Use Software

      The Company accounts for internal-use software under the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal-use software. Certain costs, such as maintenance and training, are expensed as incurred.

      (o) Recently Issued Accounting Standards

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets and replaces the amortization with an impairment test which must be performed at least annually. For intangible assets with definite useful lives, SFAS 142 requires amortization over their respective expected useful lives to their estimated residual values and review for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). Additionally, SFAS No. 142 requires that a transitional goodwill impairment test be completed six months from the date of adoption. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's results of operations.

     (p) Reclassifications

      Certain reclassifications, primarily related to discontinued operations (see Note 5), have been made to the prior years' financial statements to conform to the current year's presentation.

(2)  Investment in the MSV Joint Venture

      On November 26, 2001, through its MSV Investors Subsidiary, the Company purchased a $50.0 million interest in the MSV Joint Venture in the form of a convertible note with a principal amount of $50.0 million (the "MSV Note"). Immediately prior to the purchase of the convertible note, the Company contributed $40.0 million to its MSV Investors Subsidiary and unrelated third parties contributed $10.0 million. The MSV Note bears interest at a rate of 10% per year, has a maturity date of November 26, 2006, and is convertible at any time at the option of its MSV Investors Subsidiary into equity interests in the MSV Joint Venture. The MSV Note automatically converts into equity interests upon the MSV Joint Venture obtaining certain approvals from the FCC and its Canadian equivalent, Industry Canada. Upon conversion, the MSV Investors Subsidiary would own 30.8% of the equity interests in the MSV Joint Venture. However, in the event that the MSV Joint Venture receives approval from the FCC by March 31, 2003 with regard to its plans for a next-generation satellite system complemented by ancillary terrestrial base stations, the Other MSV Investors are obligated to invest an additional $50.0 million in the MSV Joint Venture and, thereafter, the MSV Investors Subsidiary would own approximately 23.6% of the equity interests in the MSV Joint Venture.

      The $10.0 million received from unaffiliated persons as an investment into the MSV Investors Subsidiary is reflected in the accompanying consolidated financial statements as minority interest.

(3)  Notes Receivable from Motient

      On April 2, 2001, the Company agreed to purchase from Motient 12.5% secured promissory notes (the "Motient Notes"), issuable in two tranches, each in the principal amount of $25.0 million. The Motient Notes were collateralized by five million shares of XM Satellite Radio common stock owned by Motient. The first tranche was purchased on April 4, 2001, and the second tranche was purchased on July 16, 2001. The principal of and accrued interest on the Motient Notes were payable on October 1, 2001 in either cash, shares of XM Satellite Radio, or any combination thereof at Motient's option, as set forth in the agreement. At the option of the Company, the Motient Notes may have been exchanged for a number of XM Satellite Radio shares based on a formula, as set forth in the agreement.

      On October 1, 2001, and again on October 8, 2001, the Company extended the maturity date of the Motient Notes. On October 12, 2001, in accordance with the terms of the Motient Notes, the Company received five million shares of XM Satellite Radio as payment for $26.2 million of the Motient Notes and accrued interest. The maturity date for the remaining balance of the Motient Notes in the principal amount of approximately $26.2 million, and interest thereon, was extended for 60 days. On January 10, 2002, Motient and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. As part of its filing, Motient indicated that it may challenge the Company's right to the $26.2 million outstanding principal balance and accrued interest thereon. Motient may also initiate litigation directly against the Company to challenge the delivery of the shares of XM Satellite Radio common stock by Motient to the Company as partial repayment of the aggregate $50.0 million principal amount of the Motient Notes. As a result of uncertainty with respect to the ultimate collection on the Motient Notes, a reserve was recognized for the entire amount of these notes. This loss of approximately $26.9 million was partially offset by a gain of $5.3 million that resulted from the difference between the value of the XM Satellite Radio common stock received in connection with partial repayment of the Motient Notes in accordance with their terms and the value of the XM Satellite Radio common stock using its closing price on the date of the partial repayment. The results of these transactions are reflected in other income (expense), net on the accompanying consolidated statements of operations (see Note 17).

(4)  Investments in Affiliates

      The following is a summary of the carrying value of investments held by the Company at December 31 (in thousands):

                                               2000              2001
                                          -------------     -------------
Cost investments                               $37,501            $2,600
Marketable securities                            7,791                --
Equity investments                               2,724                --
                                          -------------     -------------
                                               $48,016            $2,600
                                          =============     =============

      For the year ended December 31, 1999, the Company recognized a loss on investment in affiliates of $1.5 million consisting of $1.1 million for its proportionate share of affiliates' operating losses and $0.4 million for the amortization of its net excess investment over its equity in each affiliate's net assets for those affiliates accounted for under the equity method. For the year ended December 31, 2000, the Company recognized a loss on investment in affiliates of $11.1 million consisting of $5.4 million for the impairment to the carrying value of certain affiliates accounted for under the cost method and $3.3 million for its proportionate share of affiliates' operating losses and $2.4 million for the amortization of its net excess investment over its equity in each affiliate's net assets for those affiliates accounted for under the equity method. For the year ended December 31, 2001, the Company recognized a loss on investment in affiliates of $54.6 million consisting of $43.8 million for the impairment to the carrying value of certain affiliates accounted for under the cost method, $3.6 million for the realized loss on the sale of publicly traded securities, $0.5 million for its proportionate share of affiliates' operating losses and $2.2 million for amortization of its net excess investment over its equity in each affiliate's net assets for those affiliates accounted for under the equity method, and $4.5 million related to the sale or shutdown of its Start-up Companies.

      During the years ended December 31, 1999, 2000 and 2001, the Company's discontinued subsidiary Rare Medium, Inc. recognized revenue of approximately $3.5 million, $11.9 million and $4.5 million for services provided to affiliates which is included in the loss from discontinued operations.

(5)  Discontinued Operations

      At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and the LiveMarket subsidiary was made in light of their performance and prospects. The wind-down of these businesses is expected to be completed during 2002. In connection with the discontinuance of these businesses, the Company recorded a charge of $35.9 million related to severance and benefits resulting from headcount reductions, an accrual for estimated losses of $2.9 million during the wind-down period and the write-off of unamortized goodwill and property and equipment, net of expected proceeds. As of December 31, 2001, the remaining assets, including cash, accounts receivables, property and equipment and other assets, and liabilities, including accounts payable, restructuring and other accrued expenses and other current liabilities, amounting to approximately $3.6 million and $19.8 million, respectively.

      The discontinuance of these businesses represents the disposal of a business segment under Accounting Principles Board Opinion No. 30. Accordingly, the results of these operations have been classified as discontinued operations, and prior period results have been reclassified. For the years ended December 31, 1999, 2000 and 2001, revenue from these discontinued operations amounted to $36.9 million, $117.9 million and $26.9 million, respectively.

(6)  Restructuring Charges

      During 2001, the Company recognized restructuring charges of approximately $56.7 million, primarily related to its Internet services business, consisting of $30.8 million for facilities and the disposition of property and equipment, $19.0 million for the impairment of unamortized goodwill, $3.2 million for severance and benefits related to headcount reductions and $3.7 million for other office shutdown costs. Initially, these restructuring charges were aimed at aligning Rare Medium, Inc.'s cost structure with changing market conditions and decreased demand for its services. Additional charges were incurred as a result of the discontinuance of the operations of the Rare Medium, Inc. and LiveMarket subsidiaries. During 2001, head count reductions, attrition and sale of the LiveMarket business and portions of the Internet services business reduced the number of employees in these businesses by approximately 760. Of the $56.7 million in restructuring charges, $55.6 million is reflected in the loss from discontinued operations.

      The total cash outlay and non-cash charges for the restructuring activities are approximately $13.0 million and $43.7 million, respectively. As of December 31, 2001, approximately $8.4 million of cash was used, $3.7 million is expected to be used in 2002, and the remaining cash outlay of approximately $0.9 million, primarily related to the present value of the net future minimum lease payments for certain real estate lease obligations, is expected to be used over the next six years. Certain assumptions were made in estimating the restructuring charges, including, but not limited to, sublease income expected to be derived from Rare Medium, Inc.'s facilities. If Rare Medium, Inc. is able to negotiate more favorable subleases or reach settlement with its landlords, a benefit to results of operations could be realized. If future net lease costs exceed estimates, additional expense would be recognized in future periods.

      Restructuring activities during the year ended December 31, 2001 were as follows (in thousands):

                                                    Restructuring           Amount               Balance
                                                       Charges             Utilized         December 31, 2001
                                                    -------------          --------         -----------------
Facilities and property and equipment                      $30,845             $27,320              $3,525
Goodwill                                                    19,001              19,001                  --
Severance and benefits                                       3,161               3,161                  --
Other office shutdown costs                                  3,740               2,695               1,045
                                                   ----------------     ---------------     ---------------
Total                                                      $56,747             $52,177              $4,570
                                                   ================     ===============     ===============

 (7) Merger with Motient

      On May 14, 2001, the Company entered into an agreement to merge with a subsidiary of Motient. By a letter agreement dated October 1, 2001, Motient and the Company terminated the planned merger. As a result of the termination, neither the Company nor Motient shall have any obligation to the other party, except for repayment by Motient to the Company of amounts outstanding under the Motient Notes (see Note 3).

 (8) Business Transactions

   (a) Acquisitions

      During 1999 and 2000, the Company acquired 100% of the following Internet services businesses, which were merged into the Company's Rare Medium, Inc. subsidiary. The Company has accounted for these transactions under the purchase method of accounting. The portion of the aggregate purchase prices, including acquisition costs, that exceeded the fair value of the net assets acquired was allocated to goodwill and, until the decision was made to discontinue the operations of Rare Medium, Inc., was amortized using the straight line method over three years. The results of operations for these acquisitions have been included in the accompanying statements of operations as discontinued operations since the respective dates of acquisition and all remaining amounts of goodwill were written off (see Note 5).

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

      In connection with certain acquisitions, the former shareholders have agreed to indemnify the Company for any losses resulting from a breach of, among other things, their respective representations, warranties and covenants. To secure the indemnification obligations of these shareholders thereunder, 149,762 shares of the Company's common stock delivered to these shareholders, included as part of the consideration, remain in escrow at December 31, 2001, and the liability of these shareholders under such indemnification obligations is expressly limited to the value of such shares held in escrow. During the year ended December 31, 2000, the Company issued 5,399 shares of its common stock as additional consideration for acquisitions made during 1999. During the year ended December 31, 2001, the Company issued 419,982 shares of its common stock and 80,000 stock options as additional consideration for an acquisition made during 1999 and retired 43,945 shares of its common stock as a reduction of consideration for acquisitions made during 1999 and 2000.

      In November 1999, the Company acquired 25% of the common shares, on a fully diluted basis, of College Media, Inc. ("CMJ"). Total consideration amounted to approximately $4.9 million representing $1.0 million in cash and 180,860 shares of the Company's common stock. At such time, the Company also agreed to merge its 96% owned subsidiary, Changemusic.com with CMJ to form ChangeMusic Network, Inc. Additionally, the Company acquired 1,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share of ChangeMusic ("ChangeMusic Preferred Stock") and a warrant to purchase up to an additional 1,000 shares of ChangeMusic Preferred Stock at a price of $8,400 per share. The consideration price for the ChangeMusic Preferred Stock and warrant was $7.0 million in cash. As a result of the Company owning approximately 62% of the common stock outstanding of ChangeMusic, 74% assuming the conversion of the ChangeMusic Preferred Stock and exercise of the warrant, the statements of financial position and the results of operations (from November 1999), have been consolidated through the date of sale of ChangeMusic (see Note 8(b)). Total goodwill resulting from these transactions representing (a) the cash and common stock of the Company, (b) the contribution of the Company's interest in ChangeMusic and (c) the net liabilities of CMJ and acquisition costs, amounted to $10.1 million. The Company has accounted for this transaction under the purchase method of accounting. Goodwill was being amortized using the straight-line method over three years.

     Pro Forma Financial Information (unaudited)

      The following unaudited pro forma information is presented as if the Company had completed the above 2000 acquisitions as of January 1, 1999. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at those dates or of the future results of operations.

                                                        1999            2000
                                                    ------------     -----------
                                                           (in thousands)

Loss from discontinued operations                     $(34,158)        $(64,195)
                                                    ============     ===========

Net loss                                              $(53,023)       $(130,084)
                                                    ============     ===========
Net loss attributable to common stockholders
 - basic and diluted                                    $(2.59)          $(2.84)
                                                    ============     ===========


      Also during 1999, the Company completed the acquisition of four other Start-up Companies. The combined consideration consisted of cash and 634,171 shares of common stock amounting to approximately $2.2 million and $5.4 million, respectively. The Company has accounted for these transactions under the purchase method of accounting. Amounts allocated to intangible assets including goodwill was approximately $8.2 million and, through the dates of sale or shutdown of the respective businesses, are being amortized over three years. The results of these acquisitions have been included in the accompanying statements of operations since the respective dates of acquisition. The pro forma effects on the Company's statements of operations are not material.

      In January 2000, the Company completed the acquisition of Notus Communication, Inc. ("Notus"), a privately held Internet communications company based in Atlanta that provided business to business Internet unified messaging technology solutions. In connection with this acquisition, the Company issued 56,577 shares of its common stock, valued at approximately $1.7 million, and an approximate 12% interest in its majority owned subsidiary iFace.com, Inc. The Company's effective ownership in Notus, which was renamed NoticeNow.com, Inc., was 85.5%. The Company accounted for this transaction under the purchase method of accounting. The aggregate purchase price, including acquisition costs, exceeded the fair value of the net assets acquired by approximately $2.0 million. This amount was allocated to goodwill and until the shutdown of Notus in the second quarter of 2001 was being amortized using the straight-line method over three years. Included in the accompanying statements of operations are the results of NoticeNow.com since the date of acquisition. The pro forma effects on the Company's statements of operations are not material.

   (b) Sale of Businesses

      In April 2001, the Company sold a majority of its equity interest in two of its Start-up Companies: ChangeMusic and ePrize. The Company received total aggregate consideration of $1.4 million, consisting of cash and a promissory note with a principal amount of approximately $0.5 million. The Company retained a 15% equity interest in ChangeMusic and a 5% equity interest in ePrize. During 2001, the Company recognized a loss of approximately $2.5 million relating to the sale of ChangeMusic and a gain of approximately $1.5 million relating to the sale of ePrize. In December 2001, the Company sold the assets of Regards.com. The Company received consideration of approximately $0.1 million of cash. The Company recognized a nominal gain relating to this transaction.

(9)  Short-Term Investments

      The following is a summary of the amortized cost, which approximates fair value, of securities held to maturity at December 31 (in thousands):

                                                     2000              2001
                                                 -------------     -------------
Government agencies obligations                       $18,999            $9,298
United States corporate debt obligations               21,923                --
Certificates of deposit                                 3,543               448
                                                 -------------     -------------
                                                      $44,465            $9,746
                                                 =============     =============

 (10)  Property and Equipment

      Property and equipment consists of the following at December 31 (in thousands):

                                                         2000            2001
                                                      -----------     ----------
Computer equipment and software                          $30,168           $321
Furniture and fixtures                                     4,937             55
Leasehold improvements                                     6,053             --
                                                      -----------     ----------
                                                          41,158            376
Less accumulated depreciation and amortization          (12,418)          (207)
                                                      -----------     ----------
Property and equipment, net                              $28,740           $169
                                                      ===========     ==========


(11)   Accrued Liabilities

     Accrued liabilities consists of the following at December 31 (in thousands):

                                                      2000              2001
                                                  -------------     ------------
Accrued compensation                                  $4,015              $537
Accrued professional fees                              2,746             1,707
Accrued restructuring charges                             --             4,570
Other accrued liabilities                             10,115             2,614
                                                  -------------     ------------
                                                     $16,876            $9,428
                                                  =============     ============

 (12) Stockholders' Equity

      Common Stock Transactions

      In 1999 and 2000, the Company issued 4,977,923 and 862,721 shares, respectively, of common stock as consideration for the purchase of Internet services business and start-up acquisitions. The fair value of the common stock was determined based on the average trading price of the Company's common stock at the time of the respective acquisitions.

      In 1999 and 2000, the Company issued 1,431,756 shares and 53,160 shares, respectively, of common stock to certain beneficial holders of the note held by the former shareholders of Rare Medium, Inc. in exchange for the principal amount of the note and accrued interest. Additionally, 34,144 shares of common stock were issued with respect to the interest payment made in April 1999. In 1999, $1.5 million of non-cash interest expense was recognized to the extent that the fair value of the stock on the date of conversion exceeded the conversion price.

      Pursuant to the terms of a Securities Purchase Agreement, dated as of January 28, 1999, the Company agreed to sell, in two tranches, 8% Convertible Term Debentures of the Company in the aggregate principal amount of $6.0 million (the "Convertible Debentures") and five year warrants to purchase an aggregate of 693,642 shares of common stock at an exercise price of $5.27 per share, subject to reset (the "Warrants"). The first tranche of the transaction closed effective January 28, 1999, at which time the Company sold the Convertible Debentures in the aggregate principal amount of $3.5 million and Warrants to purchase 404,625 shares of common stock. In 1999, $1.1 million of non-cash interest expense was recognized representing the accretion of the discount resulting from the Convertible Debentures' beneficial conversion feature. On June 4, 1999, in association with the issuance of the redeemable preferred stock (see Note 13), the Company sold the remaining $2.5 million of Convertible Debentures and Warrants. The Convertible Debentures and Warrants were then immediately converted into 1,588,462 shares of common stock.

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

      On August 22, 2000, the Company issued 12,709,499 shares of common stock to holders of the Company's Series 1-A Warrants as a result of a cashless exercise of all Series 1-A Warrants outstanding at that time. The effective exercise price at the time of exercise was $0.01 per share (see Note 13). The Company withheld 9,986 shares of common stock as payment of the aggregate exercise price.

      On November 19, 2001, the Company entered into a settlement agreement with its former public relations firm in order to resolve a dispute concerning the Company's alleged failure to deliver options covering a number of shares of the Company's stock that were allegedly owed relating to past services rendered which allegedly resulted in damages of $12.8 million to the public relations firm. Pursuant to the settlement agreement, the Company, among other things, issued 1,250,000 shares of unregistered common stock to the firm and an option to purchase an additional 47,000 unregistered shares of common stock. The fair value of this consideration approximated $1.2 million.

 (13)   Redeemable Preferred Stock

      On June 4, 1999, the Company issued and sold to Apollo Investment Fund IV, LP, Apollo Overseas Partners IV, LP and AIF IV/RRRR LLC (collectively, "Apollo"), for an aggregate purchase price of $87.0 million, 126,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"), 126,000 Series 1-A Warrants (the "Series 1-A Warrants"), 1,916,994 Series 2-A Warrants (the "Series 2-A Warrants"), 744,000 shares of the Company's Series B Preferred Stock (the "Series B Preferred Stock"), 744,000 Series 1-B Warrants (the "Series 1-B Warrants") and 10,345,548 Series 2-B Warrants (the "Series 2-B Warrants").

      Under the terms of the securities purchase agreement with Apollo, at the Company's 1999 Annual Meeting of its stockholders held on August 19, 1999, the holders of common stock approved the conversion (the "Apollo Conversion") of all of the Series B Preferred Stock, Series 1-B Warrants and Series 2-B Warrants, including such additional Series B Securities that have been issued as dividends, into like amounts of Series A Preferred Stock, Series 1-A Warrants and Series 2-A Warrants, respectively. Pursuant to the approval, all Series B preferred stock and related warrants were converted into Series A preferred stock and warrants. The Series A securities are convertible into or exercisable for voting common stock whereas the Series B securities were convertible into or exercisable for non-voting common stock.

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

      The preferred cumulative quarterly dividends are based on a rate of 7.5% per annum for the first three years and 4.65% thereafter. For the first three years, dividends are payable in additional shares of Series A securities. During the next two years, beginning in September 2002, dividends are payable, at the option of the holder, in additional shares of Series A securities or in cash. Dividends paid thereafter are payable in cash.

      Each Series 1-A warrant is exercisable for 13.5 shares of Company common stock and each Series 2-A warrant is exercisable for one share of Company common stock. The Series 1-A and Series 2-A warrants are exercisable at any time and expire ten years from the date issued. The exercise price of the Series 1-A warrants is dependent on the trading price of the Company's common stock. The exercise price ranges from $0.01, if the trading price is equal to or greater than $7.00, to $4.20 if the trading price is equal to or less than $4.00; the exercise price of the Series 2-A warrants is $7.00. These exercise prices and the number of shares purchasable by each warrant are subject to adjustment under certain anti-dilution provisions as defined. The holders of the Series 1-A and Series 2-A warrants have the option to pay the exercise price of the warrant in cash, Company common stock previously held, or instructing the Company to withhold a number of Company shares with an aggregate fair value equal to the aggregate exercise price.

      As of December 31, 2001, assuming that affiliates of Apollo convert all their shares of Series A convertible preferred stock and exercise all their Series 1-A and Series 2-A warrants, they would own approximately 44.1% of the Company's outstanding common stock.

      The Company ascribed value to the Series A securities based on their relative fair value. As such, $29.9 million has been allocated to Series A Preferred Stock and the remaining $57.1 million has been allocated to the related Series 1-A and Series 2-A warrants. This transaction has been accounted for in accordance with FASB Emerging Issues Task Force 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features." As a result of the holders' ability to convert immediately, $29.9 million was reflected in 1999 as a dividend in determining the net loss attributable to common stockholders. Additional dividends have been recorded, representing the accrual of the annual 7.5% pay-in-kind dividend and the accretion of the carrying value up to the face redemption over 13 years.

(14)  Employee Compensation Plans

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

      On October 5, 2001, the compensation committee of the Company's board of directors determined that the outstanding options held by certain executive officers and employees were exercisable at prices that were significantly above prevailing market prices for our common stock. Accordingly, the compensation committee approved a repricing of the exercise prices of options to purchase an aggregate of 328,334 shares of common stock to $0.13 per share, the fair market value at the date of the repricing. On December 21, 2001, the compensation committee approved an additional repricing of the exercise prices of options to purchase an aggregate of 400,000 shares of common stock held by non-management directors to $0.60 per share, the fair market value at the date of the repricing. The Company recorded a non-cash compensation charge during the year ended December 31, 2001 of approximately $0.2 million as a result of these two actions.

      The per share weighted average fair value of stock options granted during 1999, 2000 and 2001 was $6.57, $18.52 and $0.81, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate ranging from 4.7% to 6.5% in 1999, 5.8% to 6.5% in 2000 and 2.5% to 5.3% in 2001, (2) an expected life of five years in 1999, four years in 2000 and five years in 2001, (3) volatility of approximately 96.3% in 1999, 139% in 2000 and 162% in 2001, and (4) an annual dividend yield of 0% for all years.

      The Company applies the provisions of APB Opinion No. 25 in accounting for its Stock Incentive Plan and, accordingly, other than the $0.2 million relating to the option repricing discussed above, no cost has been recognized for its stock options in the financial statements since the exercise price was equal to or greater than the fair market value at the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below (in thousands except share data):

                                                           1999              2000             2001
                                                       --------------    -------------    --------------
Net loss:
   As reported                                             $49,470         $128,422          $210,344
   Pro forma                                               $63,927         $178,318          $187,626
Net loss attributable to common stockholders:
   As reported                                               $2.55            $2.83             $3.49
   Pro forma                                                 $2.94            $3.76             $3.13

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


     Stock option activity under the various option plans is shown below:

                                           Weighted
                                            Average
                                           Exercise          Number of
                                            Prices            Shares
                                         --------------    --------------
Outstanding at January 1, 1999                 $2.61           7,802,172
     Granted                                   11.37           9,705,999
     Forfeited                                  4.26           (597,324)
     Exercised                                  2.89         (3,237,955)
                                                           --------------
Outstanding at December 31, 1999                8.80          13,672,892
     Granted                                   26.35          11,699,549
     Forfeited                                 30.90         (7,399,282)
     Exercised                                  3.93         (1,581,666)
                                                           --------------
Outstanding at December 31, 2000               11.82          16,391,493
     Granted                                    1.61           3,023,147
     Forfeited                                 12.35        (14,898,026)
     Exercised                                  1.66            (21,666)
                                                           --------------
Outstanding at December 31, 2001              $ 3.25           4,494,948
                                                           ==============

     The following table summarizes weighted-average option price information:

Range of Exercise Prices        Number          Weighted      Weighted          Number         Weighted
                              Outstanding       Average       Average        Exercisable       Average
                              at December       Remaining     Exercise       at December       Exercise
                               31, 2001           Life          Price          31, 2001         Price
                              ----------        ---------     --------       -----------       --------
     $0.13 - $0.66               1,075,334        2.69          $0.46            592,002        $0.39
     $1.66 - $2.38               1,800,666        5.62           2.35          1,263,999         2.33
     $2.50 - $3.84                 299,142        2.45           3.32            299,142         3.32
     $4.77 - $5.11                 997,098        7.00           5.10            997,098         5.10
     $5.38 - $42.25                322,708        5.56          12.00            309,375        11.88
                             --------------                                  -----------
                                 4,494,948        5.01          $3.25          3,461,616        $3.74
                             ==============                                  ===========

(15)  Income Taxes

      The difference between the statutory federal income tax rate and the Company's effective tax rate for the years ended December 31, 2000 and 2001 is principally due to the Company incurring net operating losses for which no tax benefit was recorded.

      For Federal income tax purposes, the Company has unused net operating loss carryforwards ("NOL") of approximately $210.0 million expiring in 2008 through 2022, including various foreign subsidiaries, and a capital loss of approximately $15.0 million. As a result of various recent equity transactions, management believes the Company experienced at least one "ownership change" as defined by Section 382 of the Internal Revenue Code in 1999. Accordingly, the utilization of its net operating loss carryforwards would be subject to an annual limitation in offsetting future taxable income.

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31 are as follows (in thousands):

                                                                2000              2001
                                                            -------------     -------------
Deferred tax assets:
   Net operating loss carryforwards                              $52,562           $85,610
   Alternative minimum tax carryforwards                             355               355
   Impairment loss on investments in affiliates                       --            19,950
   Reserve for Motient Notes                                          --            10,230
   Other assets                                                    5,977               570
   Other accrued expenses                                          1,659             2,117
                                                            -------------     -------------
     Total gross deferred tax assets                              60,553           118,832
Less valuation allowance                                         (60,553)          (95,918)
                                                            -------------     -------------
     Total deferred tax assets                                        --            22,914
Deferred tax liability:
   Unrealized gain on marketable securities                           --            22,914
                                                            -------------     -------------
     Total deferred tax liability                                     --            22,914
                                                            -------------     -------------
     Net deferred tax assets                                         $--               $--
                                                            =============     =============

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

      Due to the Company's operating losses, there is uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. During 2000 and 2001, the valuation allowance increased by approximately $32.9 million and $35.4 million, respectively. Of the total valuation allowance of $95.9 million, subsequently recognized tax benefits, if any, in the amount of $6.5 million will be applied directly to contributed capital. This amount relates to the tax effect of employee stock option deductions included in the Company's net operating loss carryforward.

(16)  Related Party Transactions

      In July 1997, the Company loaned $230,467 to its then Chairman in connection with exercise of an option to acquire 82,753 shares of Common Stock. The loan was in the form of a full recourse note, which matured in five years. Such note bore interest equal to the prime rate, with such rate adjusted to the current prime rate at each anniversary date. The note was forgiven during 2000.

(17)  Contingencies and Commitments

   Motient Notes

      On January 10, 2002, Motient and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. As part of its filing, Motient indicated that it may challenge the Company's right to the $26.2 million outstanding principal balance and accrued interest thereon. Motient may also initiate litigation directly against the Company to challenge the delivery of the shares of XM Satellite Radio common stock by Motient to the Company as partial repayment of the aggregate $50.0 million principal amount of the Motient Notes. Negotiations with Motient and its creditors committee are ongoing. As a result of uncertainty with respect to the ultimate collection on the Motient Notes, the Company recognized a reserve for the entire amount of these notes. Should the Company's negotiations be successful and there is a recovery, any adjustments to the reserve would be reflected as income in the accompanying consolidated statements of operations.

   Leases

      The Company has non-cancelable leases, primarily related to the rental of Rare Medium, Inc.'s facilities, which is one of the Company's discontinued operating subsidiaries. Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2001 (in thousands):

Year Ending December 31:
   2002                                                             $3,213
   2003                                                              2,909
   2004                                                              2,752
   2005                                                              1,719
   2006                                                                189
   Thereafter                                                          189
                                                             --------------
   Total minimum lease payments                                    $10,971
                                                             ==============

      Included in the total commitment of $11.0 million is $2.7 million, net of secured letters of credit, which is guaranteed by the Company. Excluded from total commitments are $6.8 million relating to leases that have been assigned and require no future payments by the Company or its subsidiaries unless there is a default by the party to which the respective lease has been assigned.

      Total rent expense under operating leases amounted to $7.1 million and $3.1 million for 2000 and 2001, respectively. Rare Medium, Inc. is holding funds in certificates of deposit which are maintained under agreements to assure future credit availability relating to these leases. As of December 31, 2001, these restricted funds amounted to $1.3 million which is included in cash and cash equivalents.

   Employment Agreements

      The Company is a party to employment agreement with the Chief Executive Officer of the Company. The agreement term is from April 15, 1998 to April 15, 2003 and calls for a minimum base salary of $250,000 per year with annual increases of his base salary of not less than 4% per year. The minimum salary commitment for this agreement during its entire term is $1.4 million. Additionally, this officer is entitled to incentive compensation equal to 2% of the Company's revenues for such year in excess of the revenues of the immediate preceding year. During 1999, the agreement was amended and restated to affect a ceiling of $150.0 million on revenues of the Company for determining the incentive compensation. In addition, the amended and restated agreement provides that, in the event gross revenues exceed such revenue ceiling, the Compensation Committee of the Board of Directors will establish an incentive program for this officer that will appropriately incentive him. Incentive compensation approximated $650,000, $1.5 million and nil, in 1999, 2000 and 2001, respectively. In 1998, this officer was granted options to acquire an aggregate of 2,000,000 shares of the Company's common stock at the exercise prices equal to $2.375 per share, the fair value at the time of the agreement, which options will become exercisable ratably on a monthly basis over a period of 60 months from the date of grant and expire ten years from the date of grant.

      The Company is party to employment agreements with its other executive officers. Under these agreements, if, after 90 days following a change in control of the Company, the executive terminates his employment, the executive is entitled to receive severance compensation and benefits in a lump sum payment consisting of one year of his current salary and the right to exercise all vested stock options and unvested stock options which become exercisable upon a change of control through the option expiration date for such options.

   Strategic Alliance

      In 2000, Rare Medium, Inc. entered into a strategic alliance agreement, as amended, with a software company (the "Partner") to assist in the training of personnel and development and delivery by Rare Medium, Inc. of solutions built utilizing the Partner's technology. Under the terms of the alliance, the Partner was to provide Rare Medium, Inc. with refundable advances of approximately $17.1 million, on an interest free basis, to be paid to Rare Medium, Inc. over the term of the two-year agreement, subject to Rare Medium, Inc.'s compliance with certain requirements set forth in the agreement. The amount and timing of the repayment of the advances were adjustable based on Rare Medium, Inc.'s achievement of certain milestones in accordance with the terms of the agreement. The Partner and Rare Medium, Inc. have a dispute as to whether certain milestones have been achieved. Efforts at renegotiating the payment schedule and milestones were not successful. In July 2001, Rare Medium, Inc. received a notice of arbitration from the Partner seeking the return of the approximately $8.6 million, plus interest, that had been advanced by the Partner, who has asserted that the agreement has terminated. These advances are included in other current liabilities in the accompanying consolidated balance sheets. Rare Medium, Inc. is contesting the Partner's claims. There can be no assurance that Rare Medium, Inc. will be successful in contesting this action and that accelerated repayment, along with attorney's fees and interest, will not be required.

   Litigation

      The Company is aware of a number of purported class action lawsuits that have been filed by the holders of the Company's common stock in the Court of Chancery of the State of Delaware which challenged the plan of merger with Motient Corporation that was terminated on October 1, 2001 (see Note 8). All of the complaints name the Company and members of the Company's board of directors as defendants. Most of the complaints name the holders of the Company's preferred stock, and certain of their affiliates, as defendants, and some of the complaints name Motient as a defendant. On June 22, 2001, the Delaware court entered an order to consolidate all of the Delaware lawsuits for all purposes into a single purported class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879-NC. On August 7, 2001, a Consolidated Amended Class Action Complaint was filed in Delaware Chancery Court. The Delaware Chancery Court has not yet certified the consolidated lawsuit as a class action. The lawsuit alleges that the defendants breached duties allegedly owed to the holders of the Company's common stock in connection with the merger agreement and sought to stop the merger and/or obtain monetary damages. On October 19, 2001, the Company filed a motion to dismiss the Consolidated Amended Class Action Complaint on a variety of grounds, including mootness. Settlement negotiations are underway. If unsuccessful, the Company intends to continue to vigorously contest this lawsuit.

      A purported class action was filed in New York, titled Brickell Partners
v. Rare Medium Group, Inc., et al., N.Y.S. Index No. 01602694, in the New York State Supreme Court, making similar allegations to the Consolidated Amended Class Action Complaint in Delaware. The complaint was dismissed on February 21, 2002.

      On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., Rare Medium Group, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, Wolff, et al. v. Rare Medium, Inc., et al., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortuous interference with contractual relations, tortuous interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiffs' alleged attempt to engage in transactions involving some or all of the approximately 1,200,000 shares of the Company's common stock that the plaintiffs obtained in the Company's acquisition of Big Hand, Inc. The plaintiffs sought unspecified compensatory and punitive damages, interest, attorneys' fees and costs. On October 31, 2001, the Court dismissed the case without prejudice.

      Plaintiffs filed an amended complaint on December 7, 2001 based on substantially the same alleged facts. The amended complaint asserts the following causes of action: (1) breach of contract; (2) tortuous interference with contract; and, (3) tortuous interference with prospective business advantage. The amended complaint seeks an unspecified amount of actual damages, punitive damages, interest, and costs. Defendants moved to dismiss the amended complaint on December 27, 2001, and briefing has been completed. The Company intends to dispute this matter vigorously.

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

      On November 19, 2001, five of the Company's shareholders filed a complaint in the United States District Court for the Southern District of New York against the Company, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196, certain of its subsidiaries and certain of their current and former officers and/or directors. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. The Company intends to dispute this matter vigorously.

      Additionally, from time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such additional legal matters will not have a material adverse effect on the Company's financial position or results of its operations.

                                                          RARE MEDIUM GROUP, INC.
                                              Schedule II - Valuation and Qualifying Accounts


                                                                   Additions    Additions
                                                    Balance at     Charged to    Charged
                                                    Beginning      Costs and    to Other                         Balance at
            Deductions - Descriptions                of Year       Expenses      Accounts        Deductions     End of Year
            -------------------------               ----------     ----------    --------        ----------     -----------

Reserves and allowances deducted asset accounts:

Allowances for uncollectible accounts receivable

Year ended December 31, 1999                            $82,445       $544,747          --          $(82,445)        $544,747
Year ended December 31, 2000                           $544,747     $2,830,960          --         $(134,225)      $3,241,482
Year ended December 31, 2001                         $3,241,482     $5,583,324          --       ($8,174,845)        $649,961

Allowances for uncollectible notes receivable

Year ended December 31, 1999                           $375,000     $(200,000)          --                 --        $175,000
Year ended December 31, 2000                           $175,000             --          --         $(175,000)              --
Year ended December 31, 2001                                 --    $26,956,853          --                 --     $26,956,853



                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RARE MEDIUM GROUP, INC.



Date: March 19, 2002                         By:  /s/ GLENN S. MEYERS
                                                 ----------------------------
                                             Name:  Glenn S. Meyers
                                             Title:  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                Signature                                   Title                            Date

           /s/ GLENN S. MEYERS              Chairman of the Board and Chief             March 19, 2002
           ---------------------
             Glenn S. Meyers                Executive Officer

           /s/ ANDREW D. AFRICK             Director                                    March 15, 2002
           ---------------------
             Andrew D. Africk

            /s/ MICHAEL GROSS               Director                                    March 15, 2002
           ---------------------
              Michael Gross

           /s/ JEFFREY KILLEEN              Director                                    March 14, 2002
           ---------------------
             Jeffrey Killeen

                                            Director
           ---------------------
              Marc J. Rowan

           /s/ WILLIAM STASIOR              Director                                    March 14, 2002
           ---------------------
             William Stasior

           /s/ CRAIG C. CHESSER             Senior Vice President and Treasurer         March 19, 2002
           ---------------------
             Craig C. Chesser               (Principal Financial Officer)

         /s/ MICHAEL A. HULTBERG            Senior Vice President and Controller        March 19, 2002
           ---------------------
           Michael A. Hultberg              (Principal Accounting Officer)


                                                                Exhibit 10.29

                            NOTE PURCHASE AGREEMENT


                                  dated as of


                                 April 2, 2001



                                    between


                              Motient Corporation


                                      and


                            Rare Medium Group, Inc.











                            NOTE PURCHASE AGREEMENT


         THIS NOTE PURCHASE AGREEMENT is dated as of April 2, 2001 between Motient Corporation, a Delaware corporation, and Rare Medium Group, Inc., a Delaware corporation.

         The parties hereto agree as follows:

                                   ARTICLE 1
                                  DEFINITIONS

         SECTION 1.01. Definitions. The following terms, as used herein, have the following meanings:

         "Affiliate" means, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person. A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities, by contract or otherwise. Without limitation, any director, executive officer or beneficial owner of 25% or more of the equity of a Person shall, for the purposes of this Agreement, be deemed to control the other Person.

         "Bloomberg" means Bloomberg Financial Markets (or a comparable reporting service of national reputation selected by the Company if Bloomberg Financial Markets is not then reporting closing bid prices of such security).

         "Business Day" means any day except a Saturday, Sunday or other day on which commercial banks in New York City are authorized by law to close.

         "Capital Lease Obligations" means all monetary obligations of a Person under any leasing or similar arrangement which, in accordance with GAAP, is classified as a capital lease.

         "Cash Equivalents" means:

         (a) securities issued or fully guaranteed or insured by the United States Government or any agency thereof and backed by the full faith and credit of the United States having maturities of not more than twelve months from the date of acquisition;

         (b) certificates of deposit, time deposits, Eurodollar time deposits, or banker's acceptances having in each case a tenor of not more than six months, issued by any U.S. commercial bank having combined capital and surplus of not less than $500,000,000 whose short term securities are rated both A-1 or higher by Standard & Poor's Corporation and P-1 or higher by Moody's Investors Services, Inc.;

         (c) commercial paper of an issuer rated either at least A-1 by Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc. and/or P-1 by Moody's Investors Service Inc. and in either case having a tenor of not more than three months;

         (d) repurchase agreements fully collateralized by securities issued by United States Government agencies; and

         (e) money market mutual funds invested in the instruments permitted by clauses (a), (b), (c) and (d) above.

         "CERCLA" has the meaning specified in the definition "Environmental Laws".

         "Change In Control" means (i) any person or group of persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, as amended) (other than any Shareholder Guarantor, Purchaser, AT&T Wireless Services, Inc. or Motorola, Inc.) shall have beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said Act) of more than 25% of the outstanding capital stock of the Company, (ii) during any period of 24 consecutive calendar months, individuals who were directors of the Company on the first day of such period shall cease to constitute a majority of the board of directors of the Company (ignoring for this purpose replacements of stockholder-designated directors by successor directors designated by the same stockholder or group of stockholders) or
(iii) the Company shall cease to own all of the outstanding capital stock of Motient Holdings Inc., or (iv) any Shareholder Guarantor, AT&T Wireless Services, Inc. or Motorola Inc. or any of their respective Affiliates shall have beneficial ownership of a number of shares of the outstanding capital stock of the Company equal to 105% or more of the number of shares of capital stock of the Company beneficially owned by such Person or any of such Person's Affiliates on the date hereof (as adjusted to give effect to any stock split, combination, reorganization, recapitalization, stock dividend, reclassification, stock distribution, merger, consolidation, customary antidilution adjustment to the exercise price or conversion price of any options, warrants, convertible securities or similar purchase or exchange rights issued by the Company that are required to be made pursuant to the terms of such instruments as originally issued, or similar event or transaction). For purposes of calculating the number of shares of capital stock of the Company owned by a Person or such Person's Affiliates as of the date hereof pursuant to clause (iv) of this definition, such Person shall be deemed to own the maximum total number of shares of capital stock of the Company issuable upon the conversion, exchange or exercise of the Company Convertible Securities beneficially owned by such Person or such Person's Affiliates as of the date hereof, whether or not the same are immediately convertible, exchangeable or exercisable.

         "Code" means the Internal Revenue Code of 1986, as amended, or any successor statute.

         "Collateral" means all property with respect to which Liens are created or purported to be created pursuant to the Pledge Agreement and the Second Pledge Agreement, if any.

         "Commitment Period"shall mean the period commencing on the day after the Initial Closing Date and expiring on the date that is ten (10) Business Days prior to the Maturity Date.

         "Communications Asset" means a terrestrial or satellite antenna, licensed site, base station, communications ground segment, network operations center or other telecommunications facility (other than a satellite).

         "Company" means Motient Corporation, a Delaware corporation, and its successors.

         "Company Convertible Securities" means warrants, rights, options and other securities to subscribe for or purchase shares of the capital stock of the Company, and other securities convertible into or exchangeable for capital stock of the Company.

         "Company Group" means the Company and its Consolidated Subsidiaries.

         "Consolidated Subsidiary" means at any date and with respect to any Person, any Subsidiary or other entity the accounts of which would be consolidated with those of such Person in its consolidated financial statements if such statements were prepared as of such date.

         "Contingent Obligation" means, as applied to any Person, any direct or indirect liability of that Person with respect to any Indebtedness, lease, dividend, letter of credit or other obligation (the "primary obligations") of another Person (the "primary obligor"), including, without limitation, any obligation of that Person, whether or not contingent, (a) to purchase, repurchase or otherwise acquire such primary obligations or any property constituting direct or indirect security therefor, or (b) to advance or provide funds (i) for the payment or discharge of any such primary obligation, or (ii) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency or any balance sheet item, level of income or financial condition of the primary obligor, or (c) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation, or (d) otherwise to assure or hold harmless the holder of any such primary obligation against loss in respect thereof, or (e) to purchase or otherwise acquire, or otherwise to assure a creditor against loss in respect of any Indebtedness. For purposes of this definition, the amount of any Contingent Obligation shall be deemed to be an amount equal to the maximum reasonably anticipated liability in respect thereof.

         "Contractual Obligation" means, as to any Person, any provision of any security issued by such Person or of any agreement, undertaking, contract, indenture, mortgage, deed of trust or other instrument, document or agreement to which such Person is a party or by which it or any of its property is bound.

         "Controlled Group" means the Company and all Persons (whether or not incorporated) under common control or treated as a single employer with the Company or any of its Subsidiaries pursuant to Section 414(b), (c), (m) or (o) of the Code.

         "Default" means any condition or event which constitutes an Event of Default or which with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.

         "Disclosure Schedule" means the Disclosure Schedule of even date herewith attached hereto and hereby made part of this Agreement.

         "Dollars" means United States dollars.

         "Environmental Claim" means all claims, however asserted, by any Governmental Authority or other Person alleging potential liability or responsibility for violation of any Environmental Law or for injury to the environment or threat to public health, personal injury (including sickness, disease or death), property damage, natural resources damage, or otherwise alleging liability or responsibility for damages (punitive or otherwise), cleanup, removal, remedial or response costs, restitution, civil or criminal penalties, injunctive relief, or other type of relief, resulting from or based upon (a) the presence, placement, discharge, emission or release (including intentional and unintentional, negligent and non-negligent, sudden or non-sudden, accidental or non-accidental placements, spills, leaks, discharges, emissions or releases) of any Hazardous Material at, in or from property, whether or not owned by the Company, or (b) any other circumstances forming the basis of any violation, or alleged violation, of any Environmental Law.

         "Environmental Laws" means all applicable federal, state, local and foreign laws, statutes, common law duties, judicial decisions, rules, regulations, ordinances, judgments and codes, together with all administrative orders, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authorities, in each case relating to the environment, health and safety or to emissions, discharges or releases, or the manufacture, distribution, use, treatment, storage, disposal, transport or handling, of pollutants, contaminants, wastes or toxic or hazardous substances; including, as they may be amended from time to time, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Clean Air Act, the Federal Water Pollution Control Act of 1972, the Solid Waste Disposal Act, the Federal Resource Conservation and Recovery Act, the Toxic Substances Control Act and the Emergency Planning and the Community Right-to-Know Act of 1986.

         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, or any successor statute.

         "ERISA Event" means (a) a Reportable Event with respect to a Qualified Plan or a Multiemployer Plan; (b) a withdrawal by any member of the Controlled Group from a Qualified Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA); (c) a complete or partial withdrawal by any member of the Controlled Group from a Multiemployer Plan; (d) the filing of a notice of intent to terminate, the treatment of a plan amendment as a termination under
Section 4041 or 4041A of ERISA or the commencement of proceedings by the PBGC to terminate a Qualified Plan or Multiemployer Plan subject to Title IV of ERISA; (e) a failure to make required contributions to a Qualified Plan or Multiemployer Plan; (f) an event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Qualified Plan or Multiemployer Plan; (g) the imposition of any liability under Title IV of ERISA, other than PBGC premiums due but not delinquent under Section 4007 of ERISA, upon any member of the Controlled Group; (h) an application for a funding waiver or any extension of any amortization period pursuant to Section 412 of the Code with respect to any Qualified Plan; or (i) any member of the Controlled Group engages in or otherwise becomes liable for a non-exempt prohibited transaction.

         "Event of Default" has the meaning set forth in Section 7.01.

         "FCC" means the Federal Communications Commission or any successor thereto.

         "FCC Licenses" means the currently effective licenses identified in the Company's public filings with the Securities and Exchange Commission, together with each other material FCC license hereafter obtained by the Company or any Subsidiary of the Company.

         "GAAP" means generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the accounting profession), or in such other statements by such other entity as may be in general use by significant segments of the U.S. accounting profession, which are applicable to the circumstances as of the date of determination.

         "Government Approvals" means any authorizations, consents, approvals, licenses (including FCC licenses), leases, rulings, permits, tariffs, rates, certifications, exemptions, filings or registrations by or with any Governmental Authority required to be obtained or held by the Company.

         "Governmental Authority" means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

         "Hazardous Materials" means all those substances which are regulated by, or which may form the basis of liability under, any Environmental Law, including all substances identified under any Environmental Law as a pollutant, contaminant, waste, solid waste, hazardous material, hazardous substance or toxic substance, including petroleum or any petroleum derived substance or byproduct.

         "High-yield Subsidiaries" means Motient Holdings Inc., a Delaware corporation, and its Subsidiaries.

         "Holdings Guaranty" means the guarantee by the Company of the obligations of Motient Holdings Inc. under the Indenture, as provided in
   Article 12 of the Indenture.

         "Indebtedness" of any Person means without duplication, (a) all indebtedness for borrowed money; (b) all obligations issued, undertaken or assumed as the deferred purchase price of capital assets; (c) all reimbursement obligations with respect to surety bonds, letters of credit, bankers' acceptances and similar instruments (in each case, whether or not matured), excluding performance bonds, letters of credit and similar undertakings in the ordinary course of business of the Company, to the extent that such undertakings do not secure an obligation for borrowed money or the deferred purchase price of a capital asset; (d) all obligations evidenced by notes, bonds, debentures or similar instruments, including obligations so evidenced incurred in connection with the acquisition of property, assets or businesses, excluding performance bonds, letters of credit and similar undertakings in the ordinary course of business of the Company, to the extent that such undertakings do not secure an obligation for borrowed money or the deferred purchase price of a capital asset; (e) all indebtedness created or arising under any conditional sale or other title retention agreement, or incurred as financing, in either case with respect to property acquired by the Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property); (f) all Capital Lease Obligations; (g) all net obligations with respect to Rate Contracts; (h) sale-leaseback financings; (i) all Contingent Obligations; and (j) all Indebtedness referred to in paragraphs (a) through
(i) above secured by any Lien upon or in property (including accounts and contract rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness and (k) to the extent not otherwise included in (a) through (i) above, the guarantee by such Person of any indebtedness referred to in paragraphs (a) through (i) above of any other Person. For purposes of this definition, (y) any Indebtedness of the Company to a Subsidiary of the Company and (z) any Indebtedness of a Subsidiary of the Company to or from the Company or another Subsidiary of the Company shall be excluded.

         "Indemnitee" has the meaning set forth in Section 9.03(b).

         "Indenture" means the Indenture, dated as of March 31, 1998, among Motient Holdings Inc. (formerly, AMSC Acquisition Company, Inc.), the guarantors named therein and State Street Bank and Trust Company as trustee.

         "Initial Closing Date" shall mean the Business Day after the satisfaction or waiver of the conditions applicable to the Initial Closing set forth in Section 3.01 or at such other place, time or date as shall be mutually agreed upon by the Company and the Purchaser.

         "Investment" means any investment in any Person, whether by means of share purchase, capital contribution, loan, Contingent Obligation, time deposit or otherwise (but not including any demand deposit).

         "Investment Documents" means this Agreement, the Pledge Agreement, the Second Pledge Agreement, if any, the Notes and all agreements, instruments and documents executed and delivered in connection herewith and therewith, each as amended, supplemented, waived or otherwise modified from time to time.

         "Lien" means any mortgage, deed of trust, pledge, hypothecation, assignment, charge or deposit arrangement, encumbrance, lien (statutory or other) or preference, priority or other security interest or preferential arrangement of any kind or nature whatsoever (including, without limitation, those created by, arising under or evidenced by any conditional sale or other title retention agreement, the interest of a lessor under a Capital Lease Obligation, any financing lease having substantially the same economic effect as any of the foregoing, or the filing of any financing statement naming the owner of the asset to which such lien relates as debtor, under the UCC or any comparable law) and any contingent or other agreement to provide any of the foregoing.

         "Material Adverse Effect" means a material adverse change in, or a material adverse effect upon, any of (a) the operations, business, properties, condition (financial or otherwise) of the Company Group taken as a whole; (b) the ability or prospective ability of the Company or any of its Subsidiaries to perform under any Investment Document or any material Contractual Obligation; (c) the legality, validity, binding effect or enforceability of any Investment Document or (d) the perfection or priority of any Lien granted to the Purchaser under the Pledge Agreement.

         "Maturity Date" means the date that is 180 days after the Initial Closing Date or if such date is not a Business Day, the next Business Day, or such later date as may be determined by application of the proviso to the "XM Share Price" definition; provided that, with respect to any portion of the principal amount of any Note to be prepaid in accordance with Section 2.06, "Maturity Date" means, unless the context otherwise requires, the scheduled date of such prepayment of such portion of such principal amount as set forth in the applicable prepayment notice.

         "MSV Asset Sale Agreement" means the Amended and Restated Asset Sale Agreement, dated January 8, 2001, between Motient Services Inc. and Mobile Satellite Ventures LLC as the same may be amended, supplemented, restated or otherwise modified from time to time, in each case, in a manner which would not be reasonably expected to reduce the combined value of the Company's interests in Mobile Satellite Ventures LLC and Motient Services Inc.

         "Multiemployer Plan" means a "multiemployer plan" (within the meaning of Section 4001(a)(3) of ERISA) to which any member of the Controlled Group makes, is making, or is obligated to make contributions or has made, or been obligated to make, contributions.

         "Note" means either the Tranche A Note or the Tranche B Note, and "Notes" means both the Tranche A Note and the Tranche B Note, as the context may require, each of which shall be in the form of Exhibit A hereto.

         "Notice of Lien" means any "notice of lien" or similar document intended to be filed or recorded with any court, registry, recorder's office, central filing office or Governmental Authority for the purpose of evidencing, creating, perfecting or preserving the priority of a Lien securing obligations owing to a Governmental Authority.

         "Notice of Purchase" has the meaning set forth in Section 2.01(b).

         "Obligations" means the Notes and other Indebtedness, advances, debts, liabilities, and obligations, owing by the Company to the Purchaser or any other Person required to be indemnified under any Investment Document, of any kind or nature, present or future, whether or not evidenced by any note, guaranty or other instrument, arising under this Agreement, under any other Investment Document, whether or not for the payment of money, whether arising by reason of an extension of credit, loan, guaranty, indemnification or in any other manner, whether direct or indirect (including those acquired by assignment), absolute or contingent, due or to become due, now existing or hereafter arising and however acquired.

         "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

         "Permitted Liens" has the meaning set forth in Section 6.06.

         "Person" means an individual, a corporation, a limited liability company, a partnership, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

         "Plan" means an employee benefit plan (as defined in Section 3(3) of ERISA) which any member of the Controlled Group sponsors or maintains or to which any member of the Controlled Group makes or is obligated to make contributions and includes any Multiemployer Plan or Qualified Plan.

         "Pledge Agreement" means the Pledge Agreement of even date herewith between Company and the Purchaser.

         "Principal Subsidiary" means at any time any Subsidiary of the Company, except Subsidiaries which at such time have been designated by the Company (by notice to the Purchaser, which may be amended from time to time) as nonmaterial and which, if aggregated and considered as a single subsidiary, would not meet the definition of a "significant subsidiary" contained as of the date hereof in Regulation S-X of the Securities and Exchange Commission.

         "Purchaser" means Rare Medium Group, Inc., a Delaware corporation, and its successors and permitted assigns.

         "Qualified Plan" means a pension plan (as defined in Section 3(2) of ERISA) intended to be tax-qualified under Section 401(a) of the Code and which any member of the Controlled Group sponsors, maintains, or to which it makes or is obligated to make contributions or has made contributions at any time during the immediately preceding period covering at least five (5) plan years, but excluding any Multiemployer Plan.

         "Rate Contracts" means interest rate and currency swap agreements, cap, floor and collar agreements, interest rate insurance, currency spot and forward contracts and other agreements or arrangements designed to provide protection against fluctuations in interest or currency exchange rates; provided that such agreements or arrangements are documented under master netting agreements.

         "Reportable Event" means any of the events set forth in Section 4043 of ERISA or the regulations thereunder, a withdrawal from a Plan described in
Section 4063 of ERISA, or a cessation of operations described in Section 4062(e) of ERISA.

         "Requirement of Law" means, as to any Person, any law (statutory or common), treaty, rule or regulation or determination of an arbitrator or of a Governmental Authority, in each case applicable to or binding upon the Person or any of its property or to which the Person or any of its property is subject; in any case, non-compliance with which by the Company or any of its Subsidiaries could reasonably be expected to have a Material Adverse Effect.

         "Responsible Officer" means, with respect to any Person, the Chief Executive Officer, the President or a duly authorized Senior Vice President or Vice President or, with respect to financial matters, the Chief Financial Officer or the Treasurer, of such Person.

         "Revolving Credit Agreement" means the Credit Agreement dated as of March 31, 1998, among the Company, Motient Holdings Inc., the agents and the other lenders party thereto, as in effect on the date hereof, without giving effect to any amendment, supplement, restatement or other modification thereto or waiver thereunder effected without the prior written consent of the Purchaser (which consent shall not be unreasonably withheld, conditioned or delayed).

         "Shareholder Guarantors" means Hughes Electronics Corporation, a Delaware corporation, Singapore Telecommunications Ltd., a corporation organized under the laws of Singapore and Baron Capital Partners, L.P., a Delaware limited partnership.

         "Senior Notes" means the 12 1/4% Senior Notes due 2008 of Motient Holdings Inc.

         "Subsidiary" means, as to any Person, any corporation or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are at the time directly or indirectly owned by such Person.

         "Subordinated Indebtedness" means Indebtedness of the Company that is subordinate in right of payment to the Notes at least to the same extent that the Holdings Guaranty is subordinate to "Senior Indebtedness" as provided in the Indenture.

         "Term Credit Agreement" means the Term Credit Agreement dated as of March 31, 1998, among the Company, the agents and the other lenders party thereto, as in effect on the date hereof, without giving effect to any amendment, supplement, restatement or other modification thereto or waiver thereunder effected without the prior written consent of the Purchaser (which consent shall not be unreasonably withheld, conditioned or delayed).

         "Tranche A Note" shall have the meaning set forth in Section 2.01.

         "Tranche B Note" shall have the meaning set forth in Section 2.01.

         "Transferee Subsidiary" means a Subsidiary of the Company to which there is transferred, directly or indirectly, any property, assets or securities of the Company or any other Subsidiary of the Company, other than solely property, assets or securities of a High-yield Subsidiary.

         "UCC" means the Uniform Commercial Code as in effect in any jurisdiction.

         "Unfunded Pension Liabilities" means the excess of a Plan's accrued benefits, as defined in Section 3(23) of ERISA, over the current value of that Plan's assets, as defined in Section 3(26) of ERISA.

         "United States" means the United States of America, including the States and the District of Columbia, but excluding its territories and possessions.

         "Vendor Financing Indebtedness" means Indebtedness incurred by a member of the Company Group the proceeds of which are utilized solely to acquire ground-based Communications Assets.

         "Volume Weighted Average Price" means, for any security as of any date, the volume weighted average prices of such security (as reported in Bloomberg) or, if no sale price is reported for such security by Bloomberg, the average of the per share bid prices of any market makers for such security as reported in the "pink sheets" by the National Quotation Bureau, Inc. If the Volume Weighted Average Price cannot be calculated for such security on such date on any of the foregoing bases, the Volume Weighted Average Price of such security on such date shall be the fair market value as reasonably determined by an investment banking firm selected by the Purchaser and reasonably acceptable to the Company, with the costs of such appraisal to be borne by the Company.

         "Withdrawal Liabilities" means, as of any determination date, the aggregate amount of the liabilities, if any, pursuant to Section 4201 of ERISA if the Controlled Group made a complete withdrawal from all Multiemployer Plans and any increase in contributions pursuant to Section 4243 of ERISA.

         "XM" means XM Satellite Radio Holdings, Inc., a Delaware corporation.

         "XM Shares" means shares of Class A Common Stock and Class B Common Stock, par value $.01 per share, of XM.

         "XM Stock Payment Valuation" means 95% of the XM Share Price.

         "XM Share Maximum" means (A) if the Second Closing shall not have occurred, 3,000,000 or (B) if the Second Closing shall have occurred, 5,000,000, in each case as appropriately adjusted to give effect to any stock split, combination, reorganization, recapitalization, stock dividend, reclassification, stock distribution, merger, consolidation or similar event or transaction.

         "XM Share Price" means, as of any date, the average of the Volume Weighted Average Price, as reported by Bloomberg, of the XM Shares for the ten
(10) consecutive trading days ending on the trading day immediately preceding such determination date; provided that in the event that there is a material adverse event regarding XM or its operations that is publicly reported during such measurement period (either through a press release or through a filing with the Securities and Exchange Commission) the "XM Share Price" will instead be measured by the ten (10) consecutive trading days immediately following the date on which the release or report is made.


         SECTION 1.02. Other Defined Terms; Accounting. Certain other defined terms used in this Agreement are defined in the text of the Agreement and shall have the meanings given such terms therein. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with GAAP as in effect from time to time, applied on a basis consistent (except for changes concurred in by the Company's independent public accountants) with the most recent audited consolidated or combined financial statements of the Company and its Consolidated Subsidiaries, delivered to the Purchaser.

                                   ARTICLE 2
                              TERMS OF THE NOTES

         SECTION 2.01. Purchase and Sale. (a) The Purchaser agrees, subject to the terms and conditions set forth herein, to purchase from the Company for the sum of $25,000,000 and Company agrees to issue and sell to the Purchaser, on the Initial Closing Date, a promissory note in the original principal amount of $25,000,000 (the "Tranche A Note"), subject to the satisfaction or waiver of the conditions precedent specified in Section 3.01 hereof and in accordance with the procedures specified in this Article 2.

         (b) During the Commitment Period, the Company may elect upon prior written notice to the Purchaser as provided herein, to issue and sell to the Purchaser and the Purchaser agrees, subject to the terms and conditions set forth herein, to purchase from the Company, on the Second Closing Date, for an amount equal to the lesser of (i) $25,000,000 and (ii) the excess, if any, of
(A) the XM Share Price as of the Second Closing Date multiplied by 5,000,000 over (B) $25,000,000 (the "Tranche B Amount"), a second promissory note in the original principal amount equal to the Tranche B Amount (the "Tranche B Note"), subject to the satisfaction or waiver of the conditions precedent specified in Section 3.02 hereof and in accordance with the procedures specified in this Article 2. The Company shall give the Purchaser irrevocable telephonic notice, confirmed immediately in writing (a "Notice of Purchase") during the Commitment Period of its intent to issue and sell the Tranche B Note, specifying (i) the proposed date of the Second Closing, which date shall be a Business Day that is at least 10 Business Days after the date that the Notice of Purchase was delivered to the Purchaser.

         (c) The closing of the purchase and sale of the Tranche A Note (the "Initial Closing") shall take place at the offices of Skadden, Arps, Slate, Meagher & Flom LLP, Four Times Square, New York, NY 10036 at 10:00 a.m. (New York City time) on the Initial Closing Date.

         (d) If the Company elects to issue and sell to the Purchaser the Tranche B Note pursuant to Section 2.01(b), the closing of the purchase and sale of the Tranche B Note (the "Second Closing") shall take place at the offices of Skadden, Arps, Slate, Meagher & Flom LLP, Four Times Square, New York, NY 10036 at 10:00 a.m. (New York City time) on the date that is the later of (y) the date specified in the Notice of Purchase or (z) the date that is 2 Business Days after the satisfaction or waiver of the conditions applicable to the Second Closing set forth in Section 3.02 (other than those conditions that by their nature are to be satisfied at the Second Closing) or at such other place, time or date as shall be mutually agreed upon by the Company and the Purchaser (the "Second Closing Date").

SECTION 2.02. Payment. Subject to the conditions set forth in Article 3, not later than 12:00 Noon (New York City time) on each of the Initial Closing Date and the Second Closing Date, the Purchaser shall pay the full purchase price for the Tranche A Note or the Tranche B Note, as the case may be (after deducting the amounts referred to in the following sentence), in Federal or other funds immediately available in New York City, to the Company by wire transfer of immediately available funds to an account specified by the Company. The amount to be paid on the Initial Closing Date and the Second Closing Date shall be equal to the purchase price for the Tranche A Note or the Tranche B Note, as the case may be, less (i) the Tranche A Funding Fee and the Tranche B Funding Fee, respectively, and (ii) an estimate of the amount of unreimbursed out-of-pocket expenses referred to in Section 9.03. On each of the Initial Closing Date and the Second Closing Date, the Company shall deliver to the Purchaser the documents, certificates and other items required to be delivered to the Purchaser pursuant to Sections 3.01 and 3.02, as the case may be.

         SECTION 2.03. Notes. Each Note shall be payable to the order of the Purchaser and be in the form attached hereto as Exhibit A.

         SECTION 2.04. Maturity of Notes. Any Notes outstanding on the Maturity Date (together with accrued interest thereon) shall be due and payable on such date.

         SECTION 2.05. Interest; Funding Fees. (a) The Notes shall bear interest on the outstanding principal amount thereof, for each day from the principal amount of the date such Note is issued until it becomes due, at a rate per annum of 12.5%. Interest shall be computed on the basis of a year of 360 days and 12 thirty day months, and paid for the actual number of days elapsed (including the first day but excluding the last day). Any overdue principal of or interest on any Note shall bear interest, payable on demand, for each day until paid at a rate per annum of 14%.

         (b) In addition to the interest which the Company shall pay as set forth above, the Company shall pay to the Purchaser, as compensation for the purchase of the Notes, (i) a funding fee of $500,000 on the Initial Closing Date (the "Tranche A Funding Fee") and (ii) a funding fee equal to 0.02 multiplied by the principal amount of the Tranche B Note on the Second Closing Date, if any (the "Tranche B Funding Fee").

         SECTION 2.06. Optional Prepayments. The Company may, upon at least 15 days notice to the Purchaser, prepay any Note in whole at any time, or from time to time in part in amounts aggregating $5,000,000 or any larger multiples of $1,000,000, by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment, subject to the Purchaser's right to effect an Optional Exchange, in accordance with Section 2.09, at any time prior to the close of business on the day immediately preceding the date of prepayment. The date of such prepayment shall be referred to herein as the "Prepayment Date".

         SECTION 2.07. General Provisions as to Payments. (a) In the sole discretion of the Company, subject to the Purchaser's right to effect an Optional Exchange, in accordance with Section 2.09, at any time prior to the close of business on the day immediately preceding the Prepayment Date, the Company may pay the principal of and interest on the Notes on the Maturity Date (or on a Prepayment Date) in (i) cash, (ii) XM Shares or (iii) any combination thereof; provided, that the Company shall not have the right to make any such payment in the form of XM Shares to the extent that such payment would otherwise require a filing under the HSR Act (as defined below) unless and until the applicable waiting period under such Act has expired or terminated. To the extent that any XM Shares are delivered to the Purchaser as payment of principal and interest under this Agreement, the number of XM Shares so delivered shall be equal to the aggregate amount of principal and interest to be paid through such delivery of XM Shares divided by the XM Stock Payment Valuation, using the XM Share Price calculated as of the Maturity Date, or the Prepayment Date, as the case may be.

         (b) The Company shall, on or prior to the date which is 15 days prior to the Maturity Date or any Prepayment Date, deliver a notice to the Purchaser at the address or facsimile number of the Purchaser referred to in Section
9.01. Such notice shall state the relative portions of the repayment amount to be paid in cash and XM Shares.

         (c) The Company shall make any cash payment of principal of and interest on the Notes not later than 12:00 Noon (New York City time) on the date when due, in Federal or other funds immediately available in New York City, to the Purchaser at its address referred to in Section 9.01. Whenever any payment of principal of, or interest on the Notes shall be due on a day which is not a Business Day, the date for payment thereof shall be extended to the next succeeding Business Day. If the date for any payment of principal is extended by operation of law or otherwise, interest thereon shall be payable for such extended time.

         (d) On the Maturity Date or any Prepayment Date, if the Company elects to pay all or part of the principal of and interest on the Notes in XM Shares, the Company shall deliver to XM, irrevocable instructions (i) to convert into Class A Common Stock that number of XM Shares to be paid as principal and interest as of such date and to register such shares in such names as the Purchaser shall designate, and (ii) return to the Purchaser as Collateral (as defined in the Pledge Agreement) a stock certificate representing that number of shares of Class B Common Stock equal to the excess, if any, of (a) the number of shares of Class A Common Stock delivered to Purchaser or its designee as payment on such dates over (b) the number of shares of Class B Common Stock represented by the stock certificate surrendered to pay such amounts. If such instructions are delivered on the Maturity Date or the Prepayment Date, as the case may be, such principal and interest shall be deemed to have been paid on such Maturity Date or Prepayment Date, as the case may be. Company shall thereafter use commercially reasonable efforts to cause XM to deliver certificates representing such shares to the Purchaser as soon as possible thereafter.

SECTION 2.08. Extension of Maturity Date. If the Company wishes to extend the Maturity Date then in effect, the Company shall give written notice to the Purchaser not less than 30 days prior to the Maturity Date then in effect, whereupon the Purchaser will use its reasonable efforts to respond to such request in writing, whether affirmatively or negatively, as it may elect in its sole discretion, within 15 days after it receives such notice from the Company. If the Company receives an affirmative response in writing from the Purchaser within such 15 day period, then the Maturity Date shall be extended for 30 days (but in no event later than November 20, 2001). If the Purchaser does not reply to such request than the Purchaser shall be deemed to have responded negatively.

         SECTION 2.09. Exchange Rights.

         (a) The following terms shall have the following meanings for purposes of this Section 2.09:

                  (i) "Exchanged Amount" means the amount of the principal of and interest on the Notes elected by the Purchaser to be exchanged pursuant to this Section 2.09; provided that the Exchanged Amount cannot be less than $100,000 and thereafter must be in multiples of at least $100,000; provided further that if the Purchaser elects to exchange a Note in its entirety, then the Exchange Amount shall be the entire amount of the outstanding principal and accrued but unpaid interest on such Note as of the Exchange Date.

                  (ii) "Exchange Date" means the date specified in the Notice of Exchange, or if no date is specified therein, the Business Day following the date that the Notice of Exchange is faxed or otherwise delivered to the Company; provided, however, that the Exchange Date shall be no sooner than 1 Business Day after the date of delivery (by facsimile or otherwise) of the Notice of Exchange and any Notice of Exchange delivered to the Company on a day which is not a Business Day shall be deemed delivered as of the next following Business Day.

                  (iii) "Exchange Price" means (i) with respect to the Tranche A Note, $10.41 and (ii) with respect to the Tranche B Note, an amount equal to the XM Share Price as of the Second Closing Date multiplied by 1.5.

         (b) Exchange at the Option of the Purchaser. Subject to the limitations set forth in Section 2.09(o), the Purchaser may, at any time and from time to time prior to the Maturity Date, exchange (an "Optional Exchange") all or a portion of the principal of and/or accrued interest on the Notes into a number of XM Shares equal to the number determined by dividing the Exchanged Amount by the Exchange Price; provided, that with respect to any Note or portion thereof for which a prepayment notice has been delivered to the Purchaser in accordance with Section 2.06, such exchange right shall terminate on the Business Day immediately preceding the Prepayment Date; provided, further, that such exchange right shall not be exercisable prior to June 30, 2001 unless the Company elects to prepay all or any portion of any
Note in accordance with Section 2.06, in which case such exchange right shall be exercisable at any time following the giving of an optional prepayment notice in accordance with Section 2.06 and prior to the close of business on the day immediately preceding the Prepayment Date.

         (c) Mechanics of Exchange. In order to effect an Optional Exchange, the Purchaser shall fax (or otherwise deliver) a copy of the fully executed Notice of Exchange substantially in the form of Exhibit B (the "Notice of Exchange") to the Company. Simultaneously with or prior to the delivery of such Notice of Exchange, the Purchaser shall provide telephonic notice to the Company of its delivery of such Notice of Exchange. Upon receipt by the Company of a facsimile copy of a Notice of Exchange from the Purchaser, the Company shall promptly send, via facsimile, a confirmation to the Purchaser stating that the Notice of Exchange has been received. Promptly following the faxing (or other delivery) of the Notice of Exchange, the Purchaser shall surrender or cause to be surrendered to the Company, the Note, along with a copy of the Notice of Exchange.

         (d) Company's Obligations Upon Exchange. Subject to Section 2.09(o), upon the delivery of a Notice of Exchange, the Company shall, as soon as practicable but in any event no later than the later of (a) the Exchange Date and (b) the date of surrender of the applicable Note(s) (the "Delivery Period"), deliver (x) to XM, irrevocable instructions, in form reasonably acceptable to the Purchaser, to convert into Class A Common Stock and to register in such names as Purchaser shall designate, that number of XM Shares deliverable upon such Optional Exchange along with the assets and securities contemplated by Section 2.09(k) and (y) to the Purchaser, a new Note in the same form as the exchanged Note representing the balance of the principal amount hereof not being exchanged, if any.

         (e) Taxes. The issuance of certificates for XM Shares upon the exchange of any Note shall be made without charge to the Purchaser or for any tax in respect of the issuance of such certificates, and such certificates shall be issued in the respective names of, or in such names as may be directed by, the holder or holders of the converted Note; provided, however, that in the event that certificates for XM Shares are to be issued in a name other than the name of the holder of the Note exchanged, such Note, when surrendered for exchange, shall be accompanied by an instrument of transfer, in form satisfactory to the Company, duly executed by the registered holder thereof or his duly authorized attorney; and provided, further, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any such certificates in a name other than that of the holder of the exchanged Note, and the Company shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Company the amount of such tax or shall have established to the satisfaction of the Company that such tax has been paid or is not applicable.

         (f) No Fractional Shares. No fractional XM Shares are to be delivered upon the exchange of a Note, but the Company shall instead round up to the next whole number the number of XM Shares to be delivered upon such exchange.

         (g) HSR. Prior to any exchange pursuant to this Section 2.09 and any payment of principal and interest in XM Shares pursuant to Section 2.07, the Purchaser and the Company shall cooperate in good faith (A) to determine if a filing is required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 or any successor law, and regulations and rules issued pursuant to that Act or any successor law (the "HSR Act") in connection with such exchange or payment. The Purchaser shall and the Company shall, or if the Company is not the ultimate parent entity of XM, then the Company shall use its commercially reasonable efforts to cause the ultimate parent entity to, make the required filings under the HSR Act as promptly as practicable after a determination is made that such a filing is necessary. The Company shall, or if the Company is not the ultimate parent entity of XM then the Company shall use its commercially reasonable efforts to cause the ultimate parent entity to take all actions reasonably requested by the Purchaser to cause the early termination of any applicable waiting period under the HSR Act. Notwithstanding anything in this Agreement to the contrary, if the Purchaser determines that filings under the HSR Act are required, the Company shall not be obligated to deliver any XM Shares pursuant to this Section 2.09 to the extent, but only to the extent, that such delivery would require such filing, until the date that is 2 Business Days following the expiration or termination of any applicable waiting period under the HSR Act, but the Company shall remain obligated to deliver the maximum number of XM shares as would not require expiration or termination of a waiting period under the HSR Act. The Company shall pay all filing fees and other costs and expenses in connection with any such required filings under the HSR Act. As used in this paragraph, the term "ultimate parent entity" shall have the meaning given such term in the regulations promulgated under the HSR Act.

         (h) Reclassifications, Reorganizations, Consolidations or Mergers. In the event of any capital reorganization of XM, any reclassification of the stock of XM (other than a change in par value or from par value to no par value or from no par value to par value or as a result of a stock dividend or subdivision, split-up or combination of shares), or any consolidation or merger of XM with or into another entity (where XM is not the surviving corporation or where there is a change in, exchange or conversion of, or distribution with respect to, the XM Shares), the Notes shall after such reorganization, reclassification, consolidation, or merger be exchangeable for the kind and number of shares of stock or other securities or property of XM or of the successor entity resulting from such consolidation or surviving such merger, if any, to which the holder of the number of XM Shares deliverable (immediately prior to the time of such reorganization, reclassification, consolidation or merger) upon exchange of the Notes would have been entitled upon such reorganization, reclassification, consolidation or merger. The provisions of this clause shall similarly apply to successive reorganizations, reclassifications, consolidations, or mergers.

         (i) Subdivision or Combinations of XM Shares. If XM at any time or from time to time after the Initial Closing Date subdivides (by any stock split, stock dividend, recapitalization, reorganization, reclassification or otherwise) the outstanding XM Shares into a greater number of shares, then, after the date of record for effecting such subdivision, the Exchange Price in effect immediately prior to such subdivision shall be proportionately reduced. If XM at any time or from time to time after the Initial Closing Date combines (by reverse stock split, recapitalization, reorganization, reclassification or otherwise) the outstanding XM Shares into a smaller number of shares, then, after the date of record for effecting such combination, the Exchange Price in effect immediately prior to such combination shall be proportionately increased.

         (j) Certain Issuances of XM Common Stock. If XM shall, at any time or from time to time after the Initial Closing Date, issue, or pursuant to
Section 2.09(k) is deemed to have issued, any XM Shares without consideration or for consideration per share less than the closing per share price of XM Shares on the NASDAQ on the trading day immediately preceding the date of such issuance or deemed issuance (the "Closing Price"), then such Exchange Price shall forthwith be lowered to a price equal to the price obtained by multiplying:

       (a) the Exchange Price in effect immediately prior to the issuance, or deemed issuance, of such XM Shares; by

       (b) a fraction of which (x) the denominator shall be the number of XM Shares outstanding on a fully-diluted basis immediately after such issuance and (y) the numerator shall be the sum of (i) the number of XM Shares outstanding on a fully-diluted basis immediately prior to such issuance and
  (ii) the number of additional XM Shares which the aggregate consideration for the number of XM Shares so issued, or deemed issued, would purchase at the Closing Price.

         For purposes of this Section 2.09, "fully diluted basis" shall be determined in accordance with the treasury stock method of computing fully diluted earnings per share in accordance with GAAP.

         (k) For purposes of determining the adjusted Exchange Price under
Section 2.09(j), the following provisions shall be applicable:

                  (i) Issuance of Rights or Options. If XM in any manner issues or grants any warrants, rights or options, whether or not immediately exercisable, to subscribe for or to purchase XM Shares, or other securities convertible into or exchangeable for XM Shares ("Convertible Securities") (such warrants, rights and options to purchase XM Shares or Convertible Securities are hereinafter referred to as "Options"), and the price per share for which XM Shares are issuable upon the exercise of such Options is less than the Closing Price in effect on the date of issuance or grant of such Options, then the maximum total number of XM Shares that are issuable upon the exercise of all such Options shall, as of the date of the issuance or grant of such Options, be deemed to be outstanding and to have been issued by XM for such price per share. For purposes of the preceding sentence, the "price per share for which XM Shares are issuable upon the exercise of such Options" is determined by dividing (i) the total amount, if any, received or receivable by XM as consideration for the issuance or granting of all such Options, plus the minimum aggregate amount of additional consideration, if any, payable to XM upon the exercise of all such Options, plus, in the case of Convertible Securities issuable upon the exercise of such Options, the minimum aggregate amount of additional consideration payable upon the conversion or exchange thereof at the time such Convertible Securities first become convertible or exchangeable, by (ii) the maximum total number of XM Shares issuable upon the exercise of all such Options (assuming full conversion of Convertible Securities, if applicable). No further adjustment to the Exchange Price shall be made upon the actual issuance of such XM Shares upon the exercise of such Options or upon the conversion or exchange of Convertible Securities issuable upon exercise of such Options.

                  (ii) Issuance of Convertible Securities. If XM in any manner issues or sells any Convertible Securities, whether or not immediately convertible (other than where such Convertible Securities are issuable upon the exercise of Options for which an adjustment was made pursuant to Section 2.09(k)(i)) and the price per share for which XM Shares are issuable upon such conversion is less than the Closing Price in effect on the date of issuance of such Convertible Securities, then the maximum total number of XM Shares issuable upon the conversion of all such Convertible Securities shall, as of the date of the issuance of such Convertible Securities, be deemed to be outstanding and to have been issued by XM for such price per share. For the purposes of the preceding sentence, the "price per share for which XM Shares are issuable upon such conversion or exchange" is determined by dividing (i) the total amount, if any, received or receivable by XM as consideration for the issuance or sale of all such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to XM upon the conversion thereof at the time such Convertible Securities first become convertible, by (ii) the maximum total number of XM Shares issuable upon the conversion of all such Convertible Securities. No further adjustment to the Exchange Price shall be made upon the actual issuance of such XM Shares upon conversion or exchange of such Convertible Securities, and if any such issuance or sale of such Convertible Securities is made upon exercise of any Options for which adjustments of the Exchange Price had been or are to be made pursuant to other provisions of this Section 2.09, no further adjustment of the Exchange Price shall be made by reason of such issuance or sale.

                  (iii) Change in Option Price or Conversion Rate. If there is a change at any time in (i) the amount of additional consideration payable to XM upon the exercise of any Options; (ii) the amount of additional consideration, if any, payable to XM upon the conversion of any Convertible Securities; or (iii) the rate at which any Convertible Securities are convertible into XM Shares (other than under or by reason of customary provisions designed to protect against dilution), the Exchange Price in effect at the time of such change shall be readjusted to the Exchange Price which would have been in effect at such time if such Options or Convertible Securities still outstanding had provided for such changed additional consideration or changed conversion rate, as the case may be, at the time initially granted, issued or sold.

                  (iv) Treatment of Expired Options and Unexercised Convertible Securities. If, in any case, the total number of XM Shares issuable upon exercise of any Option or upon conversion or exchange of any Convertible Securities is not, in fact, issued and the rights to exercise such Option or to convert or exchange such Convertible Securities shall have expired or terminated, the Exchange Price then in effect shall be readjusted to the Exchange Price which would have been in effect at the time of such expiration or termination if such Option or Convertible Securities, to the extent outstanding immediately prior to such expiration or termination (other than in respect of the actual number of XM Shares issued upon exercise or conversion thereof), had never been issued.

                  (v) Calculation of Consideration Received. If any XM Shares, Options or Convertible Securities are issued for cash, the consideration received therefor for purposes of this Section 2.09 shall be the amount received by XM therefor before deduction of commissions, underwriting discounts or allowances or other expenses paid or incurred by XM in connection with such issuance. In case any XM Shares, Options or Convertible Securities are issued for a consideration part or all of which shall be other than cash, the amount of the consideration other than cash received by XM shall be the fair market value of such consideration. The fair market value of any consideration other than cash or publicly traded securities shall be determined in good faith by the mutual agreement of the Company and the Purchaser. If the Company and the Purchaser are unable to reach such agreement within a reasonable period, the fair market value of such consideration shall be determined by an independent investment bank or a "Big Five" independent public accounting firm, in either case of nationally recognized standing in the valuation of businesses similar to the business of XM, which shall be mutually acceptable to the Company and the Purchaser. The determination of such investment bank or public accounting firm shall be final and binding upon the Company and the Purchaser.

                  (vi) Exceptions to Adjustment of Exchange Price. No adjustment to the Exchange Price shall be made (i) upon the grant or conversion or exercise of any Options or Convertible Securities issued and outstanding, or committed to be issued, as of the date hereof; (ii) upon the grant or conversion or exercise of any capital stock, Options or Convertible Securities which may be issued or granted after the date hereof under any stock option, stock incentive or other employee benefit plan of XM in effect as of the date hereof or which becomes effective after the date hereof, so long as such stock option, stock incentive or other employee benefit plan is approved by the board of directors of XM; (iii) upon issuance of XM Shares, Options or Convertible Securities in a firm commitment underwritten public offering other than any pro rata offering to existing stockholders of XM or any Subsidiary of XM; (iv) upon the issuance or grant of any capital stock, Options, or Convertible Securities to financial institutions, financial syndicates or lessors in connection with bona fide commercial credit arrangements, equipment financings, or similar transactions for primarily other than equity financing purposes; (v) upon the issuance or grant of any capital stock, Options, or Convertible Securities in connection with a strategic alliance, partnership or similar commercial arrangement; (vi) upon the issuance or grant of any capital stock, Options, or Convertible Securities in connection with an acquisition of another Person by XM by merger or purchase of all or substantially all of the capital stock of such Person or purchase of all or substantially all of the assets of such Person; (vii) customary antidilution adjustments to the exercise price or conversion price of any Options or Convertible Securities issued by XM and outstanding as of the date hereof that are required to be made pursuant to the terms of such instruments as originally issued; (viii) issuance of capital stock, Options or Convertible Securities in transactions in which the Purchaser is offered the opportunity to participate on substantially similar terms; and (ix) any issuance of capital stock, Options or Convertible Securities which the Purchaser is entitled to receive under section 2.09(l) on exchange of the Notes.

         (l) Distribution of Assets. If after the Initial Closing Date, XM shall declare or make any dividend or other distribution of its assets (including cash) or securities issued by it or any other person to the holders of XM Shares, then, in connection with any full or partial exchange of a Note after the date of such Note but prior to the Maturity Date, the Purchaser shall be entitled to receive the amount of such assets or securities which, if such exchange had been made immediately prior to the record date for such dividend or distribution, would have been payable to the Purchaser in respect of the XM Shares which it would have received in such exchange. If XM distributes as a dividend or otherwise to the holders of XM Shares Options or Convertible Securities and such Options or Convertible Securities are not exercisable for a period of at least 30 consecutive days following the Maturity Date, then upon demand by the Purchaser and delivery of the exercise price therefor by the Purchaser to the Company, the Company shall exercise such Options or Convertible Securities, or any portion thereof requested by the Purchaser, and, upon the full or partial exchange of the Notes pursuant to this Section 2.09, the Company shall deliver to the Purchaser the property received upon the exercise of such Options or Convertible Securities attributable to the Options or Convertible Securities received by the Company in respect of the number of XM Shares delivered to the Purchaser in such exchange; provided, that if any such Options or Convertible Securities are not transferable by holders of XM Shares that receive such Options or Convertible Securities, the Company shall, upon the request of the Purchaser and the receipt from the Purchaser of the exercise price therefor, exercise such Options or Convertible Securities and (to the extent that it is legally able to do so) deliver to the Purchaser the property received upon the exercise of such Options or Convertible Securities which is attributable to the Options or Convertible Securities received by the Company in respect of the number of XM Shares transferred to the Purchaser pursuant to this Section 2.09 (and to the extent that it is not legally able to do so, hold the same and cooperate reasonably with the Purchaser (at the Purchaser's expense) to remove any legal limitations on such transfer). If, as of the Maturity Date, the Purchaser has delivered to the Company the exercise price to exercise Options or Convertible Securities pursuant to the immediately preceding sentence and the number of Options or Convertible Securities so exercised exceeds the number attributable to the number of XM Shares received by the Purchaser in full or partial exchange of the Notes, the Company shall deliver to the Purchaser, at the Company's election, either (i) the amount of the exercise price delivered by Purchaser to the Company and used to exercise Options or Convertible Securities not attributable to XM Shares delivered to the Purchaser in full or partial exchange of the Notes or (ii) any consideration received by the Company upon any such exercise of such Options or Convertible Securities and not already delivered to the Purchaser, or, if such consideration may not legally be transferred by the Company, an agreement by the Company to transfer such consideration once the Purchaser removes any legal limitations on such transfer.

         (m) Notice of Adjustment. Within 20 Business Days after the occurrence of any event which requires any adjustment of the Exchange Price or any other event described in subsections (h), (i), (j), (k) or (l) above, the Company shall give written notice thereof to the Purchaser. Such notice shall describe such event in reasonable detail and shall state the Exchange Price resulting from such adjustment and shall set forth in reasonable detail the method of calculation and the facts upon which such calculation is based. Such calculation shall be certified by a Responsible Officer of the Company.

         (n) No Further Interest. If the Purchaser exchanges a Note in its entirety pursuant to this Section 2.09, then such Note shall be deemed to be paid in full and no further interest shall accrue thereunder.

         (o) XM Share Limitations. If at any time, the sum of (i) the aggregate number of XM Shares paid to, exchanged with or otherwise transferred to the holders of the Notes pursuant to the Notes, and (ii) the number of XM Shares on which the lien created by the Pledge Agreement has been foreclosed, exceeds the XM Share Maximum, the Purchaser shall have no further rights to exchange all or any portion of the Notes for XM Shares pursuant to this
Section 2.09, and in lieu of such transfer of XM Shares to the Purchaser, the Company shall, on such date as the XM Shares are required to be transferred in exchange for the Notes, pay to the Purchaser an amount in cash equal to the principal amount of and accrued interest on the balance of the Notes not so exchanged due to such XM Share Maximum.

         (p) Minimum Adjustment of Exchange Price. No adjustment of the Exchange Price shall be made in an amount of less than 1% of the Exchange Price in effect at the time such adjustment is otherwise required to be made, but any such lesser adjustment shall be carried forward and shall be made at the time and together with the next subsequent adjustment which, together with any adjustments so carried forward, shall amount to not less than 1% of such Exchange Price.

         SECTION 2.10. XM Shareholders Agreement; Registration Rights. (a) With respect to any XM Shares received by the Purchaser from the Company, the Purchaser hereby agrees (i) that the Purchaser is bound to the terms of that certain letter entitled Lock-Up Agreement dated February 28, 2001 from Company to Bear, Stearns & Co., Inc., and (ii) to execute a joinder agreement to become a party to that certain Amended and Restated Shareholders Agreement, dated August 8, 2000, among XM, the Company and the other parties thereto.

         (b) With respect to any XM Shares transferred to the Purchaser from the Company pursuant to this Agreement, the Company hereby transfers the registration rights of the Company associated with such XM Shares (other than its demand registration rights) to the Purchaser to the full extent permitted under the Registration Rights Agreement, dated August 8, 2000, among XM, the Company and the other parties named therein (the "XM Registration Agreement"). In addition, if the Purchaser receives at least 3 million XM Shares (as such number shall be appropriately adjusted for the events and transactions referred to in the definition of "XM Share Maximum") upon prepayment, exercise of its exchange rights or otherwise pursuant to this Agreement, and there is not in effect on the 180th day following delivery to the Purchaser of the 3,000,000th share referred to above an effective registration statement under the Securities Act of 1933 which permits the public resale of all such XM Shares by the Purchaser, then the Company shall thereupon transfer to the Purchaser one of its "demand" registration rights under Section 2.1(f) of the XM Registration Agreement. The Company shall not transfer, encumber or exercise such demand registration right prior to the earlier of (x) the transfer to the Purchaser of such demand registration rights or (y) such time that all Obligations in respect of the Notes shall have been satisfied in full and less than 3 million XM Shares shall have been delivered in connection therewith (upon repayment, exercise of Optional Exchanges or otherwise).

         SECTION 2.11. Right to Participate. (a) So long as any Note is outstanding, the Company shall not (x) issue, sell or exchange, agree or offer to issue, sell or exchange, or reserve or set aside for issuance, sale or exchange, grant any option to purchase, issue any security convertible into or exchangeable or exercisable for or otherwise dispose of, any shares of capital stock of the Company or XM or any security or other right that represents the right to acquire or receive, directly or indirectly, any capital stock of the Company or XM or (y) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any capital stock of the Company or XM, whether any such transaction described in (x) or (y) above is to be settled by delivery of capital stock or such other securities or other rights, in cash or otherwise ("Offered Securities"), unless in each such case the Company shall have first complied with this Section 2.11. The Company shall deliver to the Purchaser a written notice of any proposed or intended issuance, sale or exchange of Offered Securities (the "Offer"), which Offer shall (i) identify and describe the Offered Securities, (ii) describe the price and other terms upon which they are to be issued, sold or exchanged, and the number or amount of the Offered Securities to be issued, sold or exchanged and (iii) include an offer to issue and sell to or exchange with the Purchaser the Offered Securities upon identical terms or upon terms more favorable to the Purchaser than the terms of the proposed sale, issuance or exchange of the Offered Securities.

           (b) To accept an Offer, in whole or in part, the Purchaser must deliver a written notice to the Company within 15 days following receipt of the Offer, stating that the Purchaser accepts the Offer (the "Notice of Acceptance"). In such an event, the Company and the Purchaser shall consummate the purchase and sale of the Offered Securities on the terms and conditions set forth in the Offer.


         (c) The Company shall have 60 days from the expiration of the period set forth in Section 2.11(b) above to issue, sell or exchange the Offered Securities if the Purchaser has not given a Notice of Acceptance within the time period set forth in Section 2.11(b) (the "Refused Securities"), but only upon terms and conditions that are not more favorable, in the aggregate, to the acquiring person or persons or less favorable to the Company than those set forth in the Offer.

         (d)Any Offered Securities not acquired by the Purchaser or other persons in accordance with this Section 2.11 above may not be issued, sold or exchanged until they are again offered to the Purchaser under the procedures specified in this Section 2.11.


         (e) The term "Offered Securities" shall not include (in all cases as adjusted for stock dividends, stock splits, recapitalizations and similar events): (i) the grant or conversion or exercise of any options, warrants, convertible securities or other similar purchase or exchange rights issued and outstanding, or committed to be issued, as of the date of this Agreement; (ii) the grant or conversion or exercise of any options, warrants, convertible securities or other similar purchase or exchange rights which may be issued or granted after the date of this Agreement under any stock option, stock incentive or other employee benefit plan of the Company in effect as of the date of this Agreement or which becomes effective after the date of this Agreement, so long as such stock option, stock incentive or other employee benefit plan is approved by the Board of Directors of the Company; and (iii) customary antidilution adjustments to the exercise or conversion price of any options, warrants, convertible securities or other similar purchase or exchange rights issued by the Company and described in clauses (i) or (ii) that are required to be made pursuant to the terms of such instruments as originally issued.


                                   ARTICLE 3
                                  CONDITIONS

         SECTION 3.01. Initial Closing. The Initial Closing hereunder shall occur upon satisfaction of the following conditions:

         (a) All representations and warranties made by the Company in this Agreement or in the Pledge Agreement or otherwise made in writing in connection herewith or therewith shall be true and correct on and as of the Initial Closing Date with the same force and effect as though such representations and warranties had been made at and as of the Initial Closing Date. All of the agreements, terms, covenants and conditions required by this Agreement to be complied with and performed by the Company shall have been complied with and performed.

         (b) No material adverse change shall have occurred in the business, operations, properties or condition (financial or otherwise) of the Company, and no other event shall have occurred which creates a possibility of materially adversely affecting the ability of the Company to perform and comply with all terms, conditions and agreements to be performed or complied with by the Company under this Agreement or the Pledge Agreement or the transactions contemplated hereby and thereby. No actions, suits, claims, arbitrations, litigation, or proceedings or investigations before or by any arbitrator or Governmental Authority shall have been instituted or threatened to restrain, prohibit, invalidate or otherwise affect the transactions contemplated by this Agreement.

         (c) All approvals, licenses, authorizations, consents, filings and registrations of or with all Governmental Authorities and other Persons which shall be necessary in connection with the execution, delivery, performance and validity of this Agreement, the Tranche A Note and the Pledge Agreement, and the transactions contemplated hereby and thereby shall have been obtained, shall be in form and substance reasonably satisfactory to the Purchaser and counsel to the Purchaser, shall have been delivered to the Purchaser and shall be in full force and effect at and as of the Initial Closing Date.

         (d) the Company shall have obtained all consents, releases and approvals necessary to enter into the Pledge Agreement in the form of Exhibit C (the "Pledge Agreement") including all consents, releases and approvals necessary to remove all Liens from 3,000,000 XM Shares held by the Company; all such consents, releases and approvals (including releases addressed to and for the benefit of the Purchaser) shall be in form and substance satisfactory to the Purchaser and its counsel; and

         (e) the Company shall have delivered the following to the Purchaser:

                  (i) a certificate of a Responsible Officer of the Company certifying as to the Company's compliance with the conditions set forth in clauses (a), (b) and (c) of this Section 3.01;

                  (ii) a duly executed Tranche A Note dated as of the Initial Closing Date complying with the provisions of Section 2.03;

                  (iii) the Pledge Agreement duly executed by the Company;

                  (iv) certificate(s) representing 3,000,000 XM Shares along with duly executed blank stock powers and an irrevocable letter to XM in the form attached hereto as Exhibit D;

                  (v) an opinion of (A) Hogan & Hartson, L.L.P., counsel to the Company, substantially in the form of Exhibit E hereto and (B) an opinion of Randy S. Segal, general counsel of the Company, substantially in the form of Exhibit F hereto;

                  (vi) UCC termination statements duly executed by all applicable Persons for filing in all applicable jurisdictions as may be necessary to terminate any effective UCC financing statements disclosed in such search (other than any such financing statements in respect of Permitted Liens;

                  (vii) UCC financing statements, duly executed by the Company with respect to the Collateral, for filing in all jurisdictions as may be necessary or, in the opinion of Purchaser, desirable to perfect the security interests created in such Collateral pursuant to the Pledge Agreement under the UCC;

                  (viii) a copy of the financial statements of the Company referred to in Section 4.10(a), certified by a Responsible Officer of the Company; and

                  (ix) all other documents the Purchaser may reasonably request relating to the existence of the Company (including, without limitation, a certificate of good standing of the Company), any of the Company's Subsidiaries, the corporate authority for and the validity of this Agreement, the Notes, the Pledge Agreement and any other matters relevant hereto, all in form and substance reasonably satisfactory to the Purchaser.

         SECTION 3.02. Second Closing. The Second Closing hereunder shall occur upon satisfaction of the following conditions:

         (a) the Initial Closing shall have occurred;

         (b) the Purchaser shall have received a Notice of Purchase;

         (c) all representations and warranties made by the Company in this Agreement or in the Pledge Agreement and Second Pledge Agreement or otherwise made in writing in connection herewith or therewith shall be true and correct (without giving effect to any limitation as to "materiality" or "Material Adverse Effect" set forth therein) on and as of the Second Closing Date with the same force and effect as though such representations and warranties had been made at and as of the Second Closing Date, except where the failure of such representations and warranties to be true and correct (without giving effect to any limitation as to "materiality" or "Material Adverse Effect" set forth therein) would not, individually or in the aggregate, have a Material Adverse Effect. All of the agreements, terms, covenants and conditions required by this Agreement to be complied with and performed by the Company shall have been complied with and performed;

         (d) no material adverse change shall have occurred in the business, operations, properties or condition (financial or otherwise) of the Company, and no other event shall have occurred which creates a possibility of materially adversely affecting the ability of the Company to perform and comply with all terms, conditions and agreements to be performed or complied with by the Company under this Agreement or the Pledge Agreement or the transactions contemplated hereby and thereby. No actions, suits, claims, arbitrations, litigation, or proceedings or investigations before or by any arbitrator or Governmental Authority shall have been instituted or threatened to restrain, prohibit, invalidate or otherwise affect the transactions contemplated by this Agreement;

         (e) all approvals, licenses, authorizations, consents, filings and registrations of or with all Governmental Authorities and other Persons which shall be necessary in connection with the execution, delivery, performance and validity of this Agreement, the Notes and the Pledge Agreement, and the transactions contemplated hereby and thereby shall have been obtained, shall be in form and substance reasonably satisfactory to the Purchaser and counsel to the Purchaser, shall have been delivered to the Purchaser and shall be in full force and effect at and as of the Second Closing Date;

         (f) the Company shall have obtained all consents, releases and approvals (including releases addressed to and for the benefit of the Purchaser) necessary to remove all Liens from an additional 2,000,000 XM Shares held by the Company and to enter into a second pledge agreement in the form of Exhibit C hereto (the "Second Pledge Agreement") with respect to such shares; all such consents, approvals and releases shall be in form and substance satisfactory to the Purchaser and its counsel;

         (g) the Pledge Agreement shall be in full force and effect;

         (h) no Default or Event of Default shall have occurred and be continuing on the Second Closing Date;

         (i) the Purchaser shall have received an opinion of (A) Hogan & Hartson, L.L.P., counsel to the Company, substantially in the form of Exhibit E hereto and (B) an opinion of Randy S. Segal, general counsel of the Company, substantially in the form of Exhibit F hereto;

         (j) the Purchaser shall have received the Notice of Purchase as required by Section 2.01(b) hereof; and

         (k) the Company shall have delivered the following to the Purchaser:

                  (i) a certificate of a Responsible Officer of the Company certifying as to the Company's compliance with the conditions set forth in clauses (c), (d) and (e) of this Section 3.02;

                  (ii) the Second Pledge Agreement duly executed by the Company;

                  (iii) UCC Financing statements, duly executed by the Company with respect to the Collateral, for filing in all jurisdictions as may be necessary or, in the opinion of the Purchaser, desirable to perfect the security interest in such Collateral pursuant to the Second Pledge Agreement;

                  (iv) a duly executed Tranche B Note dated as of the Second Closing Date complying with the provisions of Section 2.03;

                  (v) certificate(s) representing 2,000,000 XM Shares along with duly executed blank stock powers; and

                  (iv) all other documents the Purchaser may reasonably request relating to the existence of the Company, any of the Company's Subsidiaries, the corporate authority for and the validity of this Agreement, the Notes, the Pledge Agreement or any other matters relevant hereto, all in form and substance reasonably satisfactory to the Purchaser; and

         (l) the Purchaser shall have consented in writing to the consummation of the Second Closing.



                                   ARTICLE 4
                   REPRESENTATIONS AND WARRANTIES OF COMPANY

         The Company represents and warrants to the Purchaser, as of the date of this Agreement and the Initial Closing Date, that, except as set forth in the section (if any) of the Disclosure Schedule corresponding to the Section heading below:

         SECTION 4.01. Corporate Existence and Power. Each of the Company and its Principal Subsidiaries (a) is a corporation duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation; (b) has the power and authority and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted; (c) is duly qualified as a foreign corporation, licensed and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification; and (d) is in compliance with all Requirements of Law except, in the case of clauses (c) and (d), where the failure to be so qualified or in compliance could not reasonably be expected to have a Material Adverse Effect.

         SECTION 4.02. Corporate Authorization; No Contravention. The execution, delivery and performance by each of the Company and its Subsidiaries of any Investment Document to which it is a party have been duly authorized by all necessary corporate action and do not and will not: (a) contravene the terms of such Person's certificate of incorporation, bylaws or other organizational document; (b) upon receipt of the consents, releases and approvals described in Section 3.02(f) on or prior to the Second Closing Date, if the Second Closing were to occur, conflict with or result in any breach or contravention of, or the creation of any Lien under, any indenture, agreement, lease, instrument, Contractual Obligation, injunction, order, decree or undertaking to which such Person is a party; or (c) violate any Requirement of Law.

         SECTION 4.03. Government Approvals. All material Government Approvals heretofore required to be obtained have been duly obtained, were validly issued, are in full force and effect, are not subject to appeal and are held in the name of, or for the benefit of, the appropriate Persons. There is no proceeding pending or, to the best knowledge of the Company, threatened against the Company or any of its Subsidiaries, or any property of the Company or any of its Subsidiaries, which seeks, or may reasonably be expected, to rescind, terminate, materially adversely modify or suspend any of the FCC Licenses. There has not occurred any event that would make unlikely the delivery or issuance as anticipated of, and when and as needed all such Government Approvals. No such Government Approval already obtained is subject to any restriction, condition, limitation or other provision that would have a Material Adverse Effect. The information set forth in each application submitted by the Company or any of its Subsidiaries in connection with each such Government Approval is accurate and complete in all material respects taken as a whole, except for statements or omissions which could not reasonably be expected to affect adversely the validity of such Government Approvals. No other material consent, approval or authorization of, or declaration or filing with, any other Person is required in connection with the execution, delivery, performance, validity or enforceability of this Agreement or any other Investment Document.

         SECTION 4.04. Binding Effect. This Agreement and each other Investment Document to which the Company or any of its Subsidiaries is a party constitute the legal, valid and binding obligations of such Person, enforceable against such Person in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally or by equitable principles relating to enforceability.

         SECTION 4.05. Litigation. Except for matters arising after the date hereof which could not reasonably be expected to have a Material Adverse Effect, there are no actions, suits, proceedings, claims or disputes pending, or to the best knowledge of the Company, threatened or contemplated at law, in equity, in arbitration or before any Governmental Authority, against the Company or any of its Subsidiaries or any of their respective properties which: (a) purport to affect or pertain to this Agreement, or any Investment Document, or any of the transactions contemplated hereby or thereby; or (b) if determined adversely to the Company or any of its Subsidiaries, could have a Material Adverse Effect. No injunction, writ, temporary restraining order or any order of any nature has been issued by any court or other Governmental Authority purporting to enjoin or restrain the execution, delivery and performance of this Agreement or any other Investment Document, or directing that the transactions provided for herein or therein not be consummated as herein or therein provided.

         SECTION 4.06. No Default. Upon receipt of the consents, releases and approvals described in Section 3.02(f) on or prior to the Second Closing Date, if the Second Closing were to occur, no Default or Event of Default exists or would result from the incurring of Obligations by the Company or any of its Subsidiaries under any Investment Document. Neither the Company nor any of its Subsidiaries is in default under or with respect to any Contractual Obligation in any respect which, individually or together with all such defaults, could have a Material Adverse Effect.

         SECTION 4.07. ERISA Compliance. (a) Section 4.07 of the Disclosure Schedule lists all Plans maintained or sponsored by the Company or to which either of them is obligated to contribute, and separately identifies Plans intended to be Qualified Plans and Multiemployer Plans. All written descriptions thereof provided to the Purchaser are true and complete in all material respects. Each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other Federal or state law, including all requirements under the Code or ERISA for filing reports (which are true and correct in all material respects as of the date filed), and benefits have been paid in accordance with the provisions of the Plan. Each Qualified Plan has been determined by the IRS to qualify under Section 401 of the Code, and to the best knowledge of the Company nothing has occurred which would cause the loss of such qualification.

         (b) There is no outstanding liability under Title IV of ERISA with respect to any Plan maintained or sponsored by any member of the Controlled Group (as to which the Company is or may be liable), nor with respect to any Plan to which any member of the Controlled Group contributes or is obligated to contribute (wherein the Company is or may be liable). No Plan maintained or sponsored by the Company provides medical or other welfare benefits or extends coverage relating to such benefits beyond the date of a participant's termination of employment with the Company, except to the extent required by
Section 4980B of the Code and at the sole expense of the participant or the beneficiary of the participant to the fullest extent permissible under such Section of the Code. The Company has complied in all material respects with the notice and continuation coverage requirements of Section 4980B of the Code.

         (c) No ERISA Event has occurred or is reasonably expected to occur with respect to any Plan maintained or sponsored by the Company or to which the Company is obligated to contribute. There are no pending or, to the best knowledge of the Company, threatened claims, actions or lawsuits, other than routine claims for benefits in the usual and ordinary course, asserted or instituted against (i) any Plan maintained or sponsored by the Company or its assets, (ii) any member of the Controlled Group with respect to any Qualified Plan of the Company, or (iii) any fiduciary with respect to any Plan for which the Company may be directly or indirectly liable, through indemnification obligations or otherwise. The Company has not incurred and does not reasonably expect to incur (i) any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 of ERISA with respect to a Multiemployer Plan or (ii) any liability under Title IV of ERISA (other than premiums due and not delinquent under Section 4007 of ERISA) with respect to a Plan. The Company has not transferred any Unfunded Pension Liability outside of the Controlled Group or otherwise engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

         (d) The Company has not engaged, directly or indirectly, in a non-exempt prohibited transaction (as defined in Section 4975 of the Code or Section 406 of ERISA) in connection with any Plan, which transaction could have a Material Adverse Effect.

         SECTION 4.08. Title to Property. Each of the Company and its Subsidiaries has good record and marketable title in fee simple to or valid leasehold interests in all real property used in its business, except for such defects in title as could not, individually or in the aggregate, have a Material Adverse Effect. Such real property is free and clear of all Liens or rights of others, except Permitted Liens.

         SECTION 4.09. Taxes. Each of the Company and its Subsidiaries has filed all Federal and other material tax returns and reports required to be filed and have paid all Federal and other material taxes, assessments, fees and other governmental charges levied or imposed upon them or their properties, income or assets otherwise due and payable except those which are being contested in good faith by appropriate proceedings and for which adequate reserves have been provided in accordance with GAAP and no Notice of Lien has been filed or recorded. There is no proposed tax assessment against the Company or any of its Subsidiaries which would, if the assessment were made, have a Material Adverse Effect.

         SECTION 4.10. Financial Condition.

         (a) The audited consolidated statements of financial position of the Company and its Subsidiaries as of December 31, 1999, and the related consolidated statements of loss, stockholders' equity and cash flows for the fiscal year ended on that date and the unaudited consolidated financial statements of the Company and its Subsidiaries as of December 31, 2000 included in the draft dated March 23, 2001 of the Company's Annual Report on Form 10-K delivered to the Purchaser: (i) were prepared in accordance with GAAP consistently applied throughout the periods covered thereby, except as otherwise expressly noted therein, (ii) fairly present, in all material respects, the financial condition of the Company and its Subsidiaries as of the date thereof and results of operations for the period covered thereby and
(iii) show all material Indebtedness and other liabilities, direct or contingent, of the Company and its consolidated Subsidiaries as of the date thereof (including liabilities for taxes and material commitments); except with respect to (i) and (ii), that the Company's independent auditors have advised the Company that they intend to include a "going concern" qualification in the opinion of the auditors to be included with the financial statements to be included in the Company's Annual Report on Form 10-K. The unaudited consolidated balance sheet of the Company as of February 28, 2001, attached hereto as Section 4.10(a) of the Disclosure Schedule, reflects all liabilities of the Company and its Subsidiaries as of such date in accordance with GAAP consistently applied throughout the period covered thereby.

         (b) Since December 31, 2000, there has been no Material Adverse Effect and since February 28, 2001, there has been no material increase in the liabilities of the Company and its Subsidiaries.

         SECTION 4.11. Environmental Matters. The operations of the Company and each of its Subsidiaries comply in all material respects with all Environmental Laws. The Company and each of its Subsidiaries have obtained all licenses, permits, authorizations and registrations required under any Environmental Law ("Environmental Permits") necessary for its operations to comply in all material respects with Environmental Laws, and all such Environmental Permits are in full force and effect, and the Company and each of its Subsidiaries are in material compliance with all terms and conditions of such Environmental Permits. None of the Company, any of its Subsidiaries or any of their present or, to the knowledge of the Company, past property or operations is subject to any outstanding written order from or agreement with any Governmental Authority or other Person, nor subject to any judicial or administrative proceeding, respecting any Environmental Law, Environmental Claim or Hazardous Material. There are no conditions or circumstances which may give rise to any Environmental Claim arising from the operations of the Company or its Subsidiaries, including Environmental Claims associated with any operations of the Company or its Subsidiaries, with a potential liability in excess of $5,000,000 in the aggregate. Without limiting the generality of the foregoing, the Company and its Subsidiaries have met all notification requirements under Title III of the Superfund Amendments and Reauthorization Act of 1986 or any other Environmental Law.

         SECTION 4.12. Regulated Entities. None of the Company, any Person controlling the Company, or any Subsidiary thereof, is (a) an "Investment Company" within the meaning of the Investment Company Act of 1940; or (b) subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act, any state public utilities code or any other Federal or state statute or regulation limiting its ability to incur Indebtedness.

         SECTION 4.13. Subsidiaries. As of the Closing Date, except as disclosed in Company's reports filed with the Securities and Exchange Commission since January 1, 2000 (the "SEC Reports"), the Company does not have any Subsidiaries and has no equity investments in any other corporation or entity.

         SECTION 4.14. Insurance. The properties of the Company and its Subsidiaries are insured with financially sound and reputable insurance companies, in such amounts, with such deductibles and covering such risks as is customarily carried on by companies engaged in similar businesses and owning similar properties in localities where the Company or such Subsidiary operates.

         SECTION 4.15. Business. The Company and its Subsidiaries have not conducted any business other than as described in the SEC Reports. Neither the business nor the properties of the Company and its Subsidiaries are or have been affected by any fire, explosion, accident, strike, lockout or other labor dispute, drought, storm, hail, earthquake, embargo, act of God or of the public enemy or other casualty (whether or not covered by insurance) which has had a Material Adverse Effect.

         SECTION 4.16. Collateral; Property. All contracts and all property now owned by the Company are held by it free and clear of all Liens other than Permitted Liens. The Company has good, marketable and valid title in and to all of the Collateral now owned by it, in each case free and clear of all Liens other than Permitted Liens.

         SECTION 4.17. Pledge Agreement. The Pledge Agreement creates in favor of the Purchaser, for the benefit of the Purchaser, legal, valid and enforceable Liens on or in all of the Collateral to the extent provided in the Pledge Agreement. All filings, recordations, registrations and other actions necessary to perfect such Liens have been duly effected, and, to the extent that such Liens may legally be given and be effective and enforceable, each Lien created by the Pledge Agreement constitutes a perfected Lien on or in all right, title, estate and interest of the Company in the Collateral covered thereby, prior and superior to all other Liens except Permitted Liens arising by operation of law, and all necessary and appropriate consents to the creation and perfection of such Liens have been obtained.

         SECTION 4.18. Use of Proceeds. The proceeds to be received by the Company upon the issuance and sale of the Notes shall be used by the Company for working capital, to pay the fees and expenses contemplated by this Agreement and 25% of the net proceeds from the sale of the Notes shall be used to pay down debt under the Term Credit Agreement. The Company shall not use any portion of the proceeds of any Notes for the purpose of purchasing or carrying any "margin stock" (as defined in Regulation U of the Board of Governors of the Federal Reserve System) or for any other purpose in violation of any applicable statute or regulation, or of the terms and conditions of this Agreement.

         SECTION 4.19. Disclosure. The information (including, without limitation, the information in the SEC Reports) furnished in writing at or prior to the Initial Closing Date by the Company to the Purchaser in connection with this Agreement and the transactions contemplated hereby is true, complete and accurate in every material respect or based on reasonable estimates on the date as of which such information is stated or certified and is not incomplete by omitting to state any material fact necessary to make such information (taken as a whole) not misleading in light of the circumstances under which such information was made. There is no fact known to the Company on the date as of which this representation and warranty is made or the Initial Closing Date that has not been disclosed in writing to the Purchaser which could reasonably be expected to have a Material Adverse Effect.



                                   ARTICLE 5
                  REPRESENTATIONS AND WARRANTIES OF PURCHASER

         The Purchaser represents and warrants that:

         SECTION 5.01. Corporate Existence and Power. The Purchaser (a) is a corporation duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation; and (b) is in compliance with all Requirements of Law except, in the case of clause (b) where the failure to be so qualified or in compliance could not reasonably be expected to have a Material Adverse Effect.

         SECTION 5.02. Corporate Authorization; No Contravention. The execution, delivery and performance by the Purchaser of any Investment Document to which it is a party have been duly authorized by all necessary corporate action and do not and will not: (a) contravene the terms of the Purchaser's certificate of incorporation or bylaws; (b) conflict with or result in any breach or contravention of, or the creation of any Lien under, any indenture, agreement, lease, instrument, Contractual Obligation, injunction, order, decree or undertaking to which the Purchaser is a party; or
(c) violate any Requirement of Law.

         SECTION 5.03. Government Approvals. All material Government Approvals required for the execution, delivery and performance by the Purchaser of the Investment Documents have been duly obtained, were validly issued, are in full force and effect, are not subject to appeal and are held in the name of, or for the benefit of, the appropriate Persons. No other material consent, approval or authorization of, or declaration or filing with, any other Person is required to be made or obtained by the Purchaser in connection with the execution, delivery or performance by the Purchaser of this Agreement, the validity or enforceability as to the Purchaser of this Agreement or any other Investment Document.

         SECTION 5.04. Binding Effect. This Agreement and each other Investment Document to which the Purchaser is a party constitute the legal, valid and binding obligations of the Purchaser, enforceable against the Purchaser in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally or by equitable principles relating to enforceability.

         SECTION 5.05. Investment Company. The Purchaser is not an Investment Company, as such term is defined in the Investment Company Act of 1940, as amended.

         SECTION 5.06. Availability of Funds. The Purchaser has sufficient funds to purchase the Notes pursuant to this Agreement.

         SECTION 5.07. Acquisition for Investment. The Purchaser is acquiring the Notes and, upon exchange of the Notes, the XM Shares (collectively, the "Securities") for its own account, for investment and not with a view to, or for sale in connection with, the distribution thereof in a manner which would violate the Securities Act of 1933, as amended (the "Securities Act").

         SECTION 5.08. Accredited Investor Status. The Purchaser is an "accredited investor," as that term is as defined in Rule 501(a) of Regulation D under the Securities Act. The Purchaser has sufficient knowledge and experience in financial and business matters so as to be capable of evaluating the merits and risks of its investment in the Securities and is capable of bearing the economic risks of such investment. The Purchaser understands that its investment in the Securities involves a significant degree of risk.

         SECTION 5.09. Information. The Purchaser and its advisors have been furnished with all materials relating to the business, finances and operations of the Company and materials relating to the offer and sale of the Securities which have been requested by the Purchaser or its advisors. The Purchaser and its advisors have been afforded the opportunity to ask questions of the Company's management concerning the Company and the Securities.

         SECTION 5.10. Government Review. The Purchaser understands that no Governmental Entity has passed upon or made any recommendation or endorsement of the Securities.

         SECTION 5.11. Sale or Transfer. The Purchaser understands that (i) except as provided in Section 2.10(b) hereof, the sale or re-sale of the XM Shares has not been and is not being registered under the Securities Act or any applicable state securities laws, and the XM Shares may not be sold or otherwise transferred unless (A) the XM Shares are sold or transferred pursuant to an effective registration statement under the Securities Act, or
(B) sold or otherwise transferred in a transaction exempt from such registration requirements, in which case, if requested by XM, the Purchaser shall have delivered to XM an opinion of counsel (which opinion shall be in form, substance and scope customary for opinions of counsel in comparable transactions) reasonably satisfactory to the XM to the effect that the XM Shares to be sold or transferred may be sold or transferred without registration under the Securities Act (provided that such legal opinion need not be delivered to XM in connection with any sale pursuant to Rule 144); (ii) any sale of such XM Shares made in reliance on Rule 144 may be made only in accordance with the terms of such Rule and further, if such Rule is not applicable, any sale of such XM Shares under circumstances in which the seller (or the person through whom the sale is made) may be deemed to be an underwriter (as that term is defined in the Securities Act) may require compliance with another exemption under the Securities Act or the rules and regulations of the SEC thereunder; and (iii) neither the Company nor any other Person is under any obligation to register such XM Shares under the Securities Act or any state securities laws or to comply with the terms and conditions of any exemption thereunder (other than pursuant to Section 2.10(b) hereof). (b) The Purchaser understands that (i) the sale or re-sale of the Notes has not been and is not being registered under the Securities Act or any applicable state securities laws, and the Notes may not be sold or otherwise transferred except in a transaction not requiring registration under, or not subject to,
Section 5 of the Securities Act; and (ii) neither the Company nor any other Person is under any obligation to register the Notes under the Securities Act or any state securities laws or to comply with the terms and conditions of any exemption thereunder.

         SECTION 5.12. Residency. The Purchaser maintains its principal executive offices in the State of New York.

                                   ARTICLE 6
                                   COVENANTS

         The Company agrees that, so long as the Purchaser has any Commitment hereunder or any amount payable hereunder or under any Note remains unpaid:

         SECTION 6.01. Conduct of Business; Preservation of Corporate Existence. The Company shall, and shall cause each of its Subsidiaries: (a) to engage in business of the same general type as now conducted by the Company and its Subsidiaries (including Motient Communications Inc. and Motient Services Inc.); (b) to preserve and maintain in full force and effect its corporate existence and good standing under the laws of its State or jurisdiction of incorporation; (c) to preserve and maintain in full force and effect all rights, privileges, qualifications, permits, licenses and franchises necessary or desirable in the normal conduct of its business; (d) to use its reasonable efforts, in the ordinary course and consistent with past practice, to preserve its business organization and preserve the goodwill and business of the customers, suppliers and others having business relations with it; and (e) to preserve or renew all of its registered trademarks, trade names and service marks, the non-preservation of which could have a Material Adverse Effect.; provided that the Company may transfer the assets of Motient Services, and take the actions incidental thereto, in each case as required by the MSV Asset Sale Agreement.

         SECTION 6.02. Maintenance of Property. The Company shall maintain, and shall cause each of its Principal Subsidiaries and Subsidiaries, respectively, to maintain, and preserve all its property which is used or useful in its business in good working order and condition, ordinary wear and tear excepted.

         SECTION 6.03. Compliance with Laws. The Company shall comply, and shall cause each of its Subsidiaries to comply, in all material respects with all Requirements of Law of any Governmental Authority having jurisdiction over it or its business (including the Federal Fair Labor Standards Act and ERISA), except such as may be contested in good faith or as to which a bona fide dispute may exist.

         SECTION 6.04. Pledge Agreement and Second Pledge Agreement. The Company shall at all times ensure that (i) the Pledge Agreement and, if applicable, the Second Pledge Agreement, creates in favor of the Purchaser, as the secured party thereunder, legal, valid and enforceable Liens on or in all Collateral covered thereby; (ii) all filings, recordations, registrations and other actions necessary or desirable to perfect the Liens created or purported to be created by the Pledge Agreement and, if applicable, the Second Pledge Agreement, have been duly effected; (iii) each Lien created by the Pledge Agreement and, if applicable, the Second Pledge Agreement, constitutes a perfected Lien on or in all right, title, estate and interest of the Company, as applicable, in the Collateral, prior and superior to all Liens other than Permitted Liens arising by operation of law; and (iv) all necessary and appropriate consents to the creation and perfection of the Liens created or purported to be created by the Pledge Agreement and, if applicable, the Second Pledge Agreement, have been obtained.

         SECTION 6.05. Government Approvals. The Company shall, and shall cause each of its Subsidiaries to, comply with the terms of and maintain in full force and effect all material FCC Licenses, and all amendments thereto, and shall, and shall cause each of its Subsidiaries to, obtain, maintain and comply with the terms of all other Government Approvals which are necessary under applicable laws and regulations in connection with the Company's or such Subsidiary's business. No such Government Approval shall be subject to any restriction, condition, limitation or other provision that would have a Material Adverse Effect.

         SECTION 6.06. Limitation on Liens. The Company shall not, and shall not permit any other member of the Company Group to, directly or indirectly, make, create, incur, assume or suffer to exist any Lien upon or with respect to any part of its property or assets, whether now owned or hereafter acquired, or offer or agree to do so, other than the following ("Permitted Liens"):

         (a) any Lien securing Indebtedness identified in Schedule 6.06 hereto;

         (b) any Lien in favor of the Purchaser created under any Investment Document;

         (c) Liens for taxes, fees, assessments or other governmental charges which are not delinquent or remain payable without penalty, unless the same are being contested in good faith by appropriate proceedings and adequate reserves in accordance with GAAP are maintained, provided that no Notice of Lien has been filed or recorded;

         (d) carriers', warehousemen's, mechanics', landlords', materialmen's, repairmen's or other similar Liens arising in the ordinary course of business which do not secure Indebtedness and are not delinquent or remain payable without penalty;

         (e) Liens (other than any Lien imposed by ERISA) on the property of any member of the Company Group incurred, or pledges or deposits required, in connection with workmen's compensation, unemployment insurance and other social security legislation;

         (f) Liens on the property of any member of the Company Group securing
(i) the performance of bids, trade contracts (other than for borrowed money), leases, statutory obligations, and (ii) obligations on surety and appeal bonds, and (iii) other obligations of a like nature incurred in the ordinary course of business which do not secure Indebtedness, provided that all such Liens in the aggregate could not cause a Material Adverse Effect;

         (g) easements, rights-of-way, restrictions and other similar encumbrances incurred in the ordinary course of business which, in the aggregate, are not substantial in amount, and which do not in any case materially detract from the value of the property subject thereto or interfere with the ordinary conduct of the businesses of the Company Group;

         (h) Liens on any asset which is the subject of a capital lease securing Indebtedness incurred or assumed for the purpose of financing all or any part of the cost of acquiring such asset, provided that (x) such Lien attaches concurrently with or within 30 days after the acquisition thereof, and (y) the sum of the aggregate principal amount of such Indebtedness secured by such Liens shall not exceed $15,000,000;

         (i) Liens on contract rights under subscriber equipment leases sold, pledged or otherwise transferred pursuant to any bona fide financing of such leases; and

         (j) Liens to secure Vendor Financing Indebtedness permitted by
Section 6.08(j) provided that such Liens cover only the assets acquired with such Vendor Financing Indebtedness.

         SECTION 6.07. Disposition of Assets, Consolidations and Mergers. The Company shall not, and shall not permit any Subsidiary to, directly or indirectly, (i) sell, assign, lease, convey, transfer or otherwise dispose of (whether in one or a series of transactions) any of its assets, business or property (including accounts and notes receivable (with or without recourse), equipment sale-leaseback transactions or the Company's interest in Mobile Satellite Ventures LLC (but not, for the avoidance of doubt, any dilution of such interest arising out of additional capital contributions by others to Mobile Satellite Ventures LLC)) or (ii) merge or consolidate with any other Person, or enter into any agreement to do any of the foregoing described in clauses (i) or (ii) except for the following; provided that immediately after giving effect to any of the following, no Default or Event of Default would exist:

         (a) sales, transfers, or other dispositions of inventory, or used, worn-out or surplus property, or property of no further use to the Company and its Subsidiaries, all in the ordinary course of business;

         (b) sales, transfers, or other dispositions of equipment in the ordinary course of business to the extent that such equipment is exchanged for credit against the purchase price of similar replacement equipment or the proceeds of such sale are reasonably promptly applied to the purchase price of such replacement equipment;

         (c) sales, transfers, or other dispositions of communications services, capacity or equipment pursuant to the customer contracts providing for the sale of communications services, capacity or equipment in the ordinary course of business;

         (d) sales, transfers or other dispositions pursuant to bona fide sale-leaseback financings in which the lease gives rise solely to Capital Lease Obligations; provided, however, that any such sales, transfers or other dispositions are not permitted with any assets of the communications network; and provided further that the aggregate amount of all liabilities in respect of all such Capital Lease Obligations arising out of bona fide sale-leaseback transactions, as determined in accordance with GAAP, shall not exceed $5,000,000 at any one time outstanding;

         (e) sales, transfers, or other dispositions of assets in the ordinary course of business having a fair market value not exceeding $500,000 per item or $1,000,000 in the aggregate in any fiscal year (excluding sales, transfers and dispositions theretofore approved in accordance with the terms hereof in such fiscal year);

         (f) sales, transfers or other dispositions of contract rights under subscriber equipment leases pursuant to any bona fide financing of such leases;

         (g) non-exclusive licenses of technology and other intangible assets, excluding spectrum licenses;

         (h) sales of mobile earth terminals and related equipment, and other inventory;

         (i) any Subsidiary of the Company may merge, consolidate or combine with or into, or transfer (for no consideration) assets to the Company; provided that the Company shall be the continuing or surviving corporation; and provided, further, that no High-yield Subsidiary shall merge, consolidate or combine with or into the Company or any Subsidiary that is not a High-yield Subsidiary.

         (j) any High-yield Subsidiary may sell, lease, transfer or otherwise dispose of any or all of its assets (upon voluntary liquidation or otherwise), to another High-yield Subsidiary; and

         (l) the sale of assets by Motient Services Inc. to Mobile Satellite Ventures LLC as required by and in accordance with the MSV Asset Sale Agreement.

         SECTION 6.08. Investments. Neither the Company nor any other member of the Company Group will make or acquire any Investment in any Person other than:

         (a) Investments in Persons which are Subsidiaries on the date hereof; provided, that the aggregate amount of all Investments made in High-yield Subsidiaries shall not exceed the outstanding principal amount of the Tranche A Note and, if applicable, after the Second Closing, the sum of outstanding principal amounts of the Notes;

         (b) Investments in Mobile Satellite Ventures LLC;

         (c) Cash Equivalents; and

         (d) any Investment not otherwise permitted by the foregoing clauses of this Section if, immediately after such Investment is made or acquired, the aggregate net book value of all Investments permitted by this clause (d) does not exceed $10,000,000.

         SECTION 6.09. Transactions with Affiliates. Except where such Affiliate is a member of the Company Group other than a High-yield Subsidiary, the Company will not, and will not permit any Subsidiary to, directly or indirectly, (i) pay any funds to or for the account of any Affiliate, (ii) make any investment in any Affiliate (whether by acquisition of stock or indebtedness, by loan, advance, transfer of property, guarantee or other agreement to pay, purchase or service, directly or indirectly, any Indebtedness, or otherwise), (iii) lease, sell, transfer or otherwise dispose of any assets, tangible or intangible, to any Affiliate, or (iv) except in the ordinary course of business consistent with past practice, participate in, or effect, any other transaction with any Affiliate, except in each case on an arm's-length basis on terms at least as favorable to the Company or such Subsidiary as could have been obtained from a third party that was not an Affiliate or as otherwise expressly approved in writing by the Purchaser and except that the Company may make Investments in High-yield Subsidiaries that are permitted by clause (a) of Section 6.08.

         SECTION 6.10. Restricted Payments. The Company will not declare or make any dividend payment or other distribution of assets, properties, cash, rights, obligations or securities on account of any shares of any class of its capital stock or purchase, redeem or otherwise acquire for value (or permit any member of the Company Group to do so) any shares of its capital stock or any warrants, rights or options to acquire such shares, now or hereafter outstanding.

         SECTION 6.11. Limitation on Indebtedness. The Company shall not, and shall not permit any Subsidiary (other than Mobile Satellite Ventures LLC and subsidiaries of Mobile Satellite Ventures LLC) to, create, incur, assume, guaranty, suffer to exist, or otherwise become or remain directly or indirectly liable with respect to, any Indebtedness, except for:

         (a) accounts payable to trade creditors for goods and services and current operating liabilities (not the result of the borrowing of money) incurred in the ordinary course of the Company's or the Subsidiary's business, as the case may be, in accordance with customary terms and paid within the specified time, unless contested in good faith by appropriate proceedings and reserved for in accordance with GAAP;

         (b) income taxes payable and deferred taxes;

         (c) accrued expenses and deferred income;

         (d) Indebtedness under the Senior Notes in an aggregate principal amount not to exceed $335,000,000 and Contingent Obligations of the Company and of Motient Holdings Inc.'s Subsidiaries in respect thereof (such Contingent Obligations of the Company to be subordinated to the same extent that the Holdings Guaranty is subordinate in right of payment to the Notes as acknowledged in Section 9.10);

         (e) Indebtedness under the Term Credit Agreement and the Revolving Credit Agreement;

         (f) Contingent Obligations incurred in connection with any lease financing of mobile equipment used in Company's business, not exceeding $10,000,000 in the aggregate in principal amount;

         (g) Indebtedness outstanding on the date hereof and identified on the financial statements of the Company referred to in Section 4.10(a);

         (h) Indebtedness incurred to finance in-orbit insurance in an aggregate amount outstanding at any time not to exceed $6,000,000;

         (i) Vendor Financing Indebtedness in an aggregate amount outstanding at any time not to exceed $10,000,000;

         (j) any other Indebtedness incurred after the date hereof; provided that the aggregate outstanding principal amount of all such Indebtedness shall not at any time exceed $15,000,000; and

         (k) Indebtedness represented by Rate Contracts.

         SECTION 6.12. Additional Limitation on Indebtedness of the Company and Transferee Subsidiaries. Company shall not, and shall not permit any Transferee Subsidiary to, create, incur, assume, guaranty, suffer to exist or otherwise become or remain directly or indirectly liable with respect to, any Indebtedness, except for:

         (a) Indebtedness permitted by clause (g) of Section 6.11;

         (b) Subordinated Indebtedness;

         (c) Indebtedness incurred under financing commitments with Motorola Inc. in accordance with the terms of such commitments in effect on the date hereof; provided that the aggregate amount of Indebtedness permitted to be incurred by this clause (c) shall not exceed $20,000,000;

         (d) Indebtedness under the Revolving Credit Agreement in an aggregate amount outstanding at any time not to exceed $78,000,000; and

         (e) Indebtedness permitted by clause (i) of Section 6.11.

SECTION 6.08. Amending Conversion Provisions. The Company shall not vote any of its XM Shares in favor of a proposal to amend, alter, repeal or otherwise modify, or consent to the amendment, alteration, repeal or other modification of, or waive any right or obligation under, any provision of (a) the Amended and Restated Shareholders Agreement, dated as of August 8, 2000, by and among XM, the Company and other parties named therein, or (b) the Certificate of Incorporation of XM, in each case relating to the conversion of Class B Common Stock of XM into Class A Common Stock of XM.


                                   ARTICLE 7
                                   DEFAULTS

         SECTION 7.01. Events of Default. If one or more of the following events ("Events of Default") shall have occurred and be continuing:

         (a) the Company shall fail to pay any principal of any Note when due or any interest, any fees or any other amount payable hereunder within two Business Days of the date when due;

         (b) the Company shall fail to observe or perform any covenant contained in Article 6;

         (c) the Company shall fail to observe or perform any covenant or agreement contained in this Agreement (other than those covered by clause (a) or (b) above) for 20 days after notice thereof has been given to the Company by the Purchaser;

         (d) any representation, warranty, certification or statement made by the Company or a Subsidiary of the Company in this Agreement or any other Investment Document or in any certificate, financial statement or other document delivered pursuant to this Agreement shall prove to have been incorrect in any material respect when made (or deemed made);

         (e) the Company or any Subsidiary of the Company shall fail to make any payment in respect of (x) any obligation under the Term Credit Agreement or the Revolving Credit Agreement or (y) any other Indebtedness or Contingent Obligation having an aggregate principal and face amount of more than $5,000,000, in each case when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) and such failure continues after the applicable grace period or notice period, if any, specified in the document relating thereto;

         (f) any event or condition shall occur which results in the acceleration of the maturity of any Indebtedness or Contingent Obligation (x) under the Term Credit Agreement or the Revolving Credit Agreement or (y) any other Indebtedness or Contingent Obligation of the Company or any Subsidiary of the Company having an aggregate principal or face amount of more than $5,000,000 or enables (or, with the giving of notice or lapse of time or both, would enable) the holder of any such Indebtedness or Contingent Obligation or any Person acting on such holder's behalf to accelerate the maturity thereof;

         (g) the Company or any Principal Subsidiary shall commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any corporate action to authorize any of the foregoing;

         (h) an involuntary case or other proceeding shall be commenced against the Company or any Principal Subsidiary seeking liquidation, reorganization or other relief with respect to it or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of 60 days; or an order for relief shall be entered against the Company or any Principal Subsidiary under the federal bankruptcy laws as now or hereafter in effect;

         (i) (1) any member of the Controlled Group shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under a Multiemployer Plan;
(2) any member of the Controlled Group shall fail to satisfy its contribution requirements under Section 412(c)(11) of the Code, whether or not it has sought a waiver under Section 412(d) of the Code; (3) in the case of an ERISA Event involving the withdrawal from a Plan of a "substantial employer" (as defined in Section 4001(a)(2) or Section 4062(e) of ERISA), the withdrawing employer's proportionate share of that Plan's Unfunded Pension Liabilities is more than $5,000,000 or 10% of its net worth, if greater; (4) in the case of an ERISA Event involving the complete or partial withdrawal from a Multiemployer Plan, the withdrawing employer has incurred a withdrawal liability in an aggregate amount exceeding $5,000,000 or 10% of its net worth, if greater; (5) in the case of an ERISA Event not described in clause (3) or
(4), the Unfunded Pension Liabilities of the relevant Plan or Plans exceed $5,000,000 or 10% of its net worth, if greater; (6) a Plan that is intended to be qualified under Section 401(a) of the Code shall lose its qualification, and the loss can reasonably be expected to impose on any member of the Controlled Group liability (for additional taxes, to Plan participants, or otherwise) in the aggregate amount of $5,000,000 or 10% of its net worth, if greater or more; (7) the commencement or increase of contributions to, the adoption of, or the amendment of a Plan by, any member of the Controlled Group shall result in a net increase in unfunded liabilities to the Company or an ERISA Affiliate in excess of $5,000,000 or 10% of net worth, if greater; or
(8) the occurrence of any combination of events listed in clauses (3) through
(7) that involves a net increase in aggregate Unfunded Pension Liabilities and unfunded liabilities in excess of $5,000,000 or 10% of its net worth, if greater;

         (j) one or more final judgments, orders or decrees shall be entered against the Company or any member of the Company Group involving in the aggregate a liability (not fully covered by insurance and as to which the insurer has not acknowledged liability) more than an amount equal to the greater of (i) $5,000,000 and (ii) 10% of the Company's net worth, and the same shall remain unvacated, undischarged, unstayed or unbonded pending appeal for a period of 60 days after the entry thereof; or

         (k) any non-monetary judgment, order or decree shall be rendered against the Company or any of its Subsidiaries which could reasonably be expected to have a Material Adverse Effect, and enforcement proceedings shall have been commenced by any Person upon such judgment or order which shall remain unstayed for any period of 10 consecutive days or more; or

         (l) (i) any provision of the Pledge Agreement or the Second Pledge Agreement shall for any reason cease to be valid and binding on or enforceable against the Company, if the effect thereof may materially deprive the Purchaser of the benefits of the Collateral covered thereby, or the Company shall so state in writing or bring an action to limit its obligations or liabilities thereunder;

                  (ii) the Pledge Agreement or the Second Pledge Agreement shall for any reason (other than pursuant to, or contemplated by, the terms thereof) cease to create a valid security interest in the Collateral purported to be covered thereby or such security interest shall for any reason cease to be a perfected and (except for Permitted Liens arising by operation of law) first priority security interest; (iii) any of the outstanding Obligations of the Company hereunder shall not be Secured Obligations (as defined in the Pledge Agreement); or (iv) there shall occur an event of loss which, together with all other events of loss since the date hereof, results in a reduction in the value (as determined in the reasonable opinion of the Purchaser) of the Collateral of $2,500,000 net of any cash proceeds received by the Company in respect of such event or events of loss; or

         (m) the FCC or any other Governmental Authority shall revoke or fail to renew any material FCC License or any other material license, permit or franchise of the Company or any of its Subsidiaries; the Company or any Subsidiary shall for any reason lose any material FCC License or any other material license, permit or franchise; or the Company or any Subsidiary shall suffer the imposition of any restraining order, escrow, suspension or impound of funds in connection with any proceeding (judicial or administrative) with respect to any material FCC License or any other material license, permit or franchise;

         (n) there shall occur and be continuing a Material Adverse Effect; or

         (o) there shall occur a Change in Control;

then, and in every such event, the Purchaser may (i) by notice to the Company terminate the commitment to purchase the Tranche B Note and such commitment shall thereupon terminate, and (ii) by notice to the Company declare the Notes (together with accrued interest thereon) to be, and the Notes shall thereupon become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Company; provided that in the case of any of the Events of Default specified in clause
(g) or (h) above with respect to the Company, without any notice to the Company or any other act by the Company or any other person, the commitment to purchase the Tranche B Note shall thereupon terminate and the Notes (together with accrued interest thereon) shall become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Company.

         SECTION 7.02. Notice of Default. The Company shall give notice to the Purchaser promptly upon becoming aware of any Event of Default.


                                   ARTICLE 8
                                     TAXES

         SECTION 8.01. Taxes. (a) For the purposes of this Section 8.01 , the following terms have the following meanings:

         "Taxes" means any and all present or future taxes, duties, levies, imposts, deductions, charges or withholdings with respect to any payment by the Company, as the case may be, pursuant to this Agreement or under any Note, and all liabilities with respect thereto, excluding (i) in the case of the Purchaser, taxes imposed on its income, and franchise or similar taxes imposed on it, by a jurisdiction under the laws of which the Purchaser is organized or in which its principal executive office is located and (ii) any United States withholding tax imposed on such payments but only to the extent that the Purchaser is subject to United States withholding tax at the time the Purchaser first becomes a party to this Agreement.

         "Other Taxes" means any present or future stamp or documentary taxes and any other excise or property taxes, or similar charges or levies, which arise from any payment made pursuant to this Agreement or under any Note or from the execution or delivery of, or otherwise with respect to, this Agreement or any Note.

         (b) Any and all payments by the Company to or for the account of the Purchaser hereunder or under any Note shall be made without deduction for any Taxes or Other Taxes; provided that, if the Company shall be required by law to deduct any Taxes or Other Taxes from any such payments, (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) the Purchaser (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Company shall make such deductions, (iii) the Company shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law and (iv) the Company shall furnish to the Purchaser, at its address referred to in Section 9.01 , the original or a certified copy of a receipt evidencing payment thereof.

         (c) The Company agrees to indemnify the Purchaser for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed or asserted by any jurisdiction on amounts payable under this Section) paid by the Purchaser and any liability (including penalties, interest and expenses, other than those resulting from any act or failure to act by the Purchaser) arising therefrom or with respect thereto. This indemnification shall be paid within 15 days after the Purchaser makes demand therefor.

                                   ARTICLE 9
                                 MISCELLANEOUS

         SECTION 9.01. Notices. All notices, requests and other communications to any party hereunder shall be in writing (including bank wire, facsimile transmission or similar writing) and shall be given to such party at its address or facsimile number set forth on the signature pages hereof. Each such notice, request or other communication shall be effective (i) if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, (ii) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (iii) if given by any other means, when delivered at the address specified in this Section; provided that notices to the Purchaser under Article 2 or Article 9 shall not be effective until received.

         SECTION 9.02. No Waivers. No failure or delay by Purchaser in exercising any right, power or privilege hereunder or under any Note shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

         SECTION 9.03. Expenses; Indemnification. (a) The Company shall pay
(i) out-of-pocket expenses of the Purchaser, including reasonable fees and disbursements of counsel for the Purchaser, in connection with the preparation, negotiation and administration of this Agreement, any waiver or consent hereunder or any amendment hereof or any Default or alleged Default hereunder and (ii) if an Event of Default occurs, all reasonable out-of-pocket expenses incurred by the Purchaser, including (without duplication) the reasonable fees and disbursements of outside counsel, in connection with such Event of Default and collection, bankruptcy, insolvency and other enforcement proceedings resulting therefrom; provided, that the Company shall not be required to reimburse the Purchaser for more than $50,000 in legal fees and expenses in connection with the preparation and negotiation of this Agreement.

         (b) The Company agrees to indemnify the Purchaser, its respective affiliates and the respective directors, officers, agents and employees of the foregoing (each an "Indemnitee") and hold each Indemnitee harmless from and against any and all liabilities, losses, damages, costs and expenses of any kind, including, without limitation, the reasonable fees and disbursements of counsel, which may be incurred by such Indemnitee in connection with any investigative, administrative or judicial proceeding (whether or not such Indemnitee shall be designated a party thereto) brought or threatened relating to or arising out of this Agreement or any actual or proposed use of proceeds of Notes hereunder; provided that no Indemnitee shall have the right to be indemnified hereunder for such Indemnitee's own gross negligence or willful misconduct as determined by a court of competent jurisdiction.

         SECTION 9.04. Amendments and Waivers. Any provision of this Agreement or the Notes may be amended or waived if, but only if, such amendment or waiver is in writing and is signed by the Company and the Purchaser.

         SECTION 9.05. Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Company may not assign or otherwise transfer any of its rights under this Agreement without the prior written consent of the Purchaser.

         SECTION 9.06. Governing Law; Submission to Jurisdiction. This Agreement and each Note shall be governed by and construed in accordance with the laws of the State of New York. The Company hereby submits to the nonexclusive jurisdiction of the United States District Court for the Southern District of New York and of any New York State court sitting in New York City for purposes of all legal proceedings arising out of or relating to this Agreement or the transactions contemplated hereby. The Company irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum.

         SECTION 9.07. Counterparts; Integration; Effectiveness. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement constitutes the entire agreement and understanding among the parties hereto and supersedes any and all prior agreements and understandings, oral or written, relating to the subject matter hereof.

         SECTION 9.08. Waiver of Jury Trial. EACH OF THE COMPANY AND THE PURCHASER HEREBY IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.

         SECTION 9.09. Confidentiality. The Purchaser agrees to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all non-public information provided to it by the Company or any of its Subsidiaries in connection with this Agreement or any other Investment Document and neither it nor any of its Affiliates shall use any such information for any purpose or in any manner other than pursuant to the terms contemplated by this Agreement, except to the extent such information
(a) was or becomes generally available to the public other than as a result of a disclosure by the Purchaser, or (b) was or becomes available on a non-confidential basis from a source other than the Company, provided that such source is not bound by a confidentiality agreement with the Company known to the Purchaser; provided, further, that the Purchaser may disclose such information (A) at the request of any regulatory authority or in connection with an examination of the Purchaser by any such authority; (B) pursuant to subpoena or other court process; (C) when required to do so in accordance with the provisions of any applicable law; (D) at the express direction of any other agency of any State of the United States of America or of any other jurisdiction in which the Purchaser conducts its business; and (E) to the Purchaser's independent auditors and legal counsel. Neither party will issue a press release disclosing matters with respect to this Agreement or the transactions contemplated hereby without giving the other a reasonable opportunity to review and comment thereon.

         SECTION 9.10. Senior Indebtedness; Subsidiary Guaranties. The parties hereto agree that the Notes and all Obligations in respect thereof constitute "Senior Indebtedness" of the Company within the meaning of the Indenture and, accordingly, shall rank pari passu with all other unsubordinated Indebtedness of the Company and that the Obligations of the Company with respect to the Holdings Guaranty is subordinated in right of payment, to the extent and in the manner provided in the Indenture, to the prior payment in full of all Obligations in respect of the Notes. The Company will cause each domestic Subsidiary of the Company which becomes a Subsidiary after the date of this Agreement to guaranty the Notes pursuant to a guaranty agreement in form and substance reasonably satisfactory to the Purchaser; provided that the foregoing shall not apply to the High-yield Subsidiaries.

         SECTION 9.11. No Short Sales. During any Short Sale Prohibition Period, the Purchaser shall comply, and shall cause its Subsidiaries to comply, with Section 16(c) of the Securities Exchange Act of 1934, as amended, with respect to transactions in the capital stock of XM to the same extent as if Section 16(c) of the Securities Exchange Act of 1934, as amended, applied by its terms to the Purchaser and its Subsidiaries. For purposes of this
Section 9.11, a "Short Sale Prohibition Period" means:

         (a) in connection with any payment to the Purchaser in XM Shares pursuant to Section 2.07 hereof, each period of time commencing on the later of (i) the date of the Purchaser's receipt of the notice described in Section 2.07(b) and (ii) the date that is 10 consecutive trading days prior to the trading day immediately preceding the Maturity Date or date of prepayment referred to in such notice, and ending on the Maturity Date or date of prepayment, as the case may be; and

         (b) in connection with the Second Closing, the period of time commencing on the later of (i) the date of the Purchaser's receipt of the Notice of Purchase pursuant to Section 2.01(b) hereof and (ii) the date that is 10 consecutive trading days prior to the trading day immediately prior to the Second Closing Date, and (ii) ending on the Second Closing Date.




         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                        MOTIENT CORPORATION



                        By: /s/ Walter V. Purnell, Jr.
                            Name:  Walter V. Purnell, Jr.
                            Title:  President and Chief Executive Officer
                            Address:  10802 Parkridge Boulevard
                            Reston, VA 20191
                            Attention: General Counsel
                            Facsimile: 703-758-6134



                        RARE MEDIUM GROUP, INC.



                        By: /s/ Glenn S. Meyers
                            Name: Glenn S. Meyers
                            Title:  Chairman and Chief Executive Officer
                            Address:    565 Fifth Avenue, 29th Floor
                            New York, NY 10017

                          Attention: General Counsel
                            Facsimile: 212-856-9122







                               LIST OF EXHIBITS


EXHIBIT A - FORM OF NOTE
EXHIBIT B - FORM OF NOTICE OF EXCHANGE
EXHIBIT C - FORM OF PLEDGE AGREEMENT
EXHIBIT D - FORM OF IRREVOCABLE LETTER
EXHIBIT E - FORM OF HOGAN & HARTSON L.L.P. OPINION
EXHIBIT F - FORM OF RANDY S. SEGAL, ESQ. OPINION








                              DISCLOSURE SCHEDULE














                                                                    EXHIBIT A
                                                                FORM OF NOTES

THIS NOTE AND THE SHARES OF CLASS A COMMON STOCK OF XM SATELLITE RADIO HOLDINGS, INC. ("XM SHARES") THAT MAY BE RECEIVED UPON THE PAYMENT OR EXCHANGE OF THIS NOTE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR APPLICABLE STATE SECURITIES LAWS. EXCEPT AS OTHERWISE SET FORTH HEREIN OR IN THE NOTE PURCHASE AGREEMENT, DATED AS OF APRIL 2, 2001 (THE "NOTE PURCHASE AGREEMENT"), BETWEEN THE CORPORATION AND THE PURCHASER PARTY THERETO, NEITHER THIS NOTE NOR ANY XM SHARES MAY BE SOLD, PLEDGED, TRANSFERRED, ASSIGNED, OR OTHERWISE DISPOSED OF IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITIES UNDER THE ACT OR SUCH LAWS OR IN A TRANSACTION EXEMPT FROM, OR NOT SUBJECT TO, SUCH REGISTRATION REQUIREMENTS IN ACCORDANCE WITH THE RESTRICTIONS SET FORTH IN THE NOTE PURCHASE AGREEMENT. A COPY OF THE NOTE PURCHASE AGREEMENT IS AVAILABLE UPON REQUEST TO THE SECRETARY OF THE CORPORATION FOR INSPECTION AT THE OFFICES OF THE CORPORATION.

                                   TERM NOTE
                              New York, New York
                                    [DATE]

         For value received, MOTIENT CORPORATION, a Delaware corporation (the "Company"), promises to pay to the order of RARE MEDIUM GROUP, INC. or its assigns (the "Purchaser"), the principal sum of $___________[Insert $25,0000,000 for the Tranche A Note][Insert principal amount of the Tranche B Note as determined pursuant to Section 2.01(b) of the Note Purchase Agreement for the Tranche B Note] to the Company pursuant to the Note Purchase Agreement referred to below on the Maturity Date provided for in the Note Purchase Agreement. The Company promises to pay interest on the unpaid principal amount of such Note on the dates and at the rate or rates provided for in the Note Purchase Agreement referred to below. All such payments of principal and interest shall be made in lawful money of the United States in Federal or other immediately available funds at the office of Purchaser, at 565 Fifth Avenue, New York, NY 10017.

         This note is one of the Notes referred to in the Note Purchase Agreement dated as of April 2, 2001 between Motient Corporation and Rare Medium Group, Inc. (as the same may be amended from time to time, the "Note Purchase Agreement"). Terms defined in the Note Purchase Agreement are used herein with the same meanings. Reference is made to the Note Purchase Agreement for provisions for the prepayment hereof and the acceleration of the maturity hereof.

                                          MOTIENT CORPORATION


                                          By
                                              ----------------------------
                                              Name:
                                              Title:




                                                                   Exhibit B
                                                  form of notice of exchange


                              NOTICE OF EXCHANGE



The undersigned hereby irrevocably elects to exchange (the "Exchange") $__________ of the principal amount of the [Tranche A Note/Tranche B Note] dated ________, 2001 (the "Note"), plus all accrued and unpaid interest on such principal amount (i.e., $_________) for shares of Common Stock of XM Satellite Radio Holdings, Inc. as of the date written below according to the conditions set forth in the Note Purchase Agreement dated April 2, 2001 between Motient Corporation and Rare Medium Group, Inc. If securities are to be issued in the name of a person other than the undersigned, the undersigned will pay all transfer taxes payable with respect thereto. No fee will be charged to the holder of the Note for any exchange except as provided herein or in the Note Purchase Agreement.

The undersigned represents and warrants that all offers and sales by the undersigned of the securities deliverable to the undersigned upon exchange of the Note shall be made pursuant to registration of the Common Stock under the Securities Act of 1933, as amended (the "Act"), or pursuant to an exemption from registration under the Act.

In the event of partial exercise, please reissue an appropriate Note for the principal balance which shall not have been converted.

                                   Exchange Date:
                                                 ---------------------

                                   Applicable Exchange
                                   Price:
                                         -----------------------------

                                   Number of Shares
                                   to be Issued:
                                                ----------------------

                                   [HOLDER OF NOTE BEING EXCHANGED]

                                   By:
                                       -------------------------------
                                   Name:
                                         -----------------------------
                                   Title:
                                          ----------------------------



ACKNOWLEDGED AND AGREED:

MOTIENT CORPORATION

By:
    ---------------------------------------
Name:
      -------------------------------------
Title:
       ------------------------------------     Date:_____________________


                                                                Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Rare Medium Group, Inc.:

We consent to incorporation by reference in the registration statements Nos. 33-37036, 33-37037, 33-85634, 33-83636, 33-89122, 33-89124, 333-76957
and 333-49290 on Form S-8 of our report dated March 15, 2002 relating to the consolidated balance sheets of Rare Medium Group, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, and the related financial statement schedule, which reports appear in the December 31, 2001 annual report on Form 10-K of Rare Medium Group, Inc.


New York, New York                                           /s/ KPMG LLP
March 19, 2002






                                                                Exhibit 23.2

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders of Rare Medium Group, Inc.:

     Under date of March 15, 2002, we reported on the consolidated balance sheets of Rare Medium Group, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




New York, New York                                            /s/ KPMG LLP
March 15, 2002