Form 10-Q
period 2002-03-31
RARE MEDIUM GROUP INC
filed 2002-05-15
CIK 756502

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


   /x/       Quarterly report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the period ended March 31, 2002, or

  / /        Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       Commission file number 0-13865

                          RARE MEDIUM GROUP, INC.
           (Exact name of registrant as specified in its charter)

         Delaware                                              23-2368845
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                        Identification Number)


    44 West 18th Street, 6th Floor
       New York, New York                                          10011
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

                             Yes /x/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of the issuer's common stock, as of May 9, 2002

Common Stock, par value $0.01 per share                     65,324,966
                 Class                             Number of shares outstanding


                                       INDEX

                                                                                     Page
                                                                                     ----
Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002
         (Unaudited)                                                                   2

         Unaudited Consolidated Statements of Operations - Three
         months ended March 31, 2001 and 2002                                          3

         Unaudited Consolidated Statements of Cash Flows - Three months ended
         March 31, 2001 and 2002                                                       4

         Notes to Unaudited Consolidated Financial Statements                          5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                        10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   15

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                            16

Item 2.  Changes in Securities                                                        17

Item 3.  Defaults Upon Senior Securities                                              17

Item 4.  Submission of Matters to a Vote of Security Holders                          17

Item 5.  Other Information                                                            17

Item 6.  Exhibits and Reports on Form 8-K                                             17

SIGNATURES                                                                            18


                                           RARE MEDIUM GROUP, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                       (In thousands except share data)

                                                                                         December 31,          March 31,
                                                                                             2001                2002
                                                                                        ----------------    ----------------
                                                                                                              (Unaudited)
                                        Assets
Current assets:
   Cash and cash equivalents                                                                     $7,061              $5,582
   Short-term investments                                                                         9,746               9,049
                                                                                        ----------------    ----------------
     Total cash, cash equivalents and short-term investments                                     16,807              14,631
   Accounts receivable, net                                                                         572                 205
   Investment in XM Satellite Radio                                                              91,800              68,850
   Prepaid expenses and other current assets                                                        936               1,085
                                                                                         ----------------    ----------------
     Total current assets                                                                       110,115              84,771

Property and equipment, net                                                                         169                 120
Note receivable from the Mobile Satellite Venture, L.P.                                          50,486              51,736
Notes receivable from Motient Corporation, net                                                       --                  --
Investments in affiliates                                                                         2,600               2,600
Other assets                                                                                        346                 187
                                                                                        ----------------    ----------------
       Total assets                                                                            $163,716            $139,414
                                                                                        ================    ================

                          Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                              $5,299              $5,269
   Accrued liabilities                                                                            9,428               9,155
   Other current liabilities                                                                     10,030              10,115
                                                                                        ----------------    ----------------
     Total current liabilities                                                                   24,757              24,539
Other noncurrent liabilities                                                                         --                  --
                                                                                        ----------------    ----------------
       Total liabilities                                                                         24,757              24,539
                                                                                        ----------------    ----------------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized
  discount of $45,768 and $44,670, respectively                                                  59,558              62,631
                                                                                        ----------------    ----------------
Minority interest                                                                                10,097              10,337
                                                                                        ----------------    ----------------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     1,053,259 shares as Series A Convertible Preferred Stock at December
     31, 2001 and
     1,073,007 shares at March 31, 2002                                                              --                  --
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and
     outstanding 65,324,966 shares at December 31, 2001 and March 31, 2002                          653                 653
   Additional paid-in capital                                                                   529,955             529,777
   Accumulated other comprehensive income                                                        60,336              37,386
   Accumulated deficit                                                                         (521,469)           (525,738)
   Treasury stock, at cost, 66,227 shares                                                          (171)               (171)
                                                                                        ----------------    ----------------
       Total stockholders' equity                                                                69,304              41,907
                                                                                        ----------------    ----------------
       Total liabilities and stockholders' equity                                              $163,716            $139,414
                                                                                        ================    ================


                      See accompanying notes to unaudited consolidated financial statements.


                                           RARE MEDIUM GROUP, INC.
                               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands except share data)

                                                                                     Three Months Ended March 31,
                                                                                    ------------- -- ---------------
                                                                                        2001              2002
                                                                                    -------------    ---------------
Revenues                                                                                  $1,602                $--
Cost of revenues                                                                           1,303                 --
                                                                                    -------------    ---------------
   Gross profit                                                                              299                 --
Expenses:
   Sales and marketing                                                                     1,093                 --
   General and administrative                                                              5,376              2,613
   Depreciation and amortization                                                           1,937                 29
   Restructuring charges                                                                     912                 --
                                                                                    -------------    ---------------
     Total expenses                                                                        9,318              2,642
                                                                                    -------------    ---------------
Loss from operations                                                                      (9,019)            (2,642)
Interest income, net                                                                       1,950              1,332
Loss on investments in affiliates                                                        (10,946)                --
Minority interest                                                                             --               (240)
Other (expense) income, net                                                                 (142)                 4
                                                                                   -------------    ---------------
Loss before taxes and discontinued operations                                            (18,157)            (1,546)
Income tax benefit                                                                            --                350
                                                                                   -------------    ---------------
Loss before discontinued operations                                                      (18,157)            (1,196)
Discontinued operations:
   Loss from discontinued operations                                                     (43,702)                 --
   Loss from wind-down of discontinued operations                                             --                 --
                                                                                    -------------    ---------------
     Loss from discontinued operations                                                   (43,702)                 --
                                                                                    -------------    ---------------
Net loss                                                                                 (61,859)            (1,196)
   Cumulative dividends and accretion of convertible
     preferred stock to liquidation value                                                 (2,932)            (3,073)
                                                                                    -------------    ---------------
Net loss attributable to common stockholders                                            $(64,791)           $(4,269)
                                                                                    =============    ===============
Basic and diluted loss per share:
  Continuing operations                                                                   $(0.34)            $(0.07)
  Discontinued operations                                                                  (0.69)                 --
                                                                                    -------------    ---------------
     Net loss per share                                                                   $(1.03)            $(0.07)
                                                                                    =============    ===============
Basic weighted average common shares outstanding                                      63,094,667         65,324,966
                                                                                    =============    ===============


                   See accompanying notes to unaudited consolidated financial statements.


                                           RARE MEDIUM GROUP, INC.
                               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                                                                      Three Months Ended March 31,
                                                                                    ------------- --- --------------
                                                                                         2001              2002
                                                                                     -------------     --------------
Cash flows from operating activities:
   Net loss                                                                             $ (61,859)           $(1,196)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Loss from discontinued operations                                                     43,702                 --
     Depreciation and amortization                                                          1,937                 29
     Loss on investments in affiliates                                                     10,946                 --
     Non-cash restructuring charges                                                           578                 --
     Non-cash compensation benefit                                                             --               (177)
     Changes in assets and liabilities, net of acquisitions and sale of businesses:
       Accounts receivable                                                                    177                 12
       Prepaid expenses and other assets                                                      191             (1,503)
       Deferred revenue                                                                       707                 --
       Accounts payable, accrued and other liabilities                                     (1,079)             1,178
                                                                                     -------------     --------------
           Net cash used in continuing operations                                          (4,700)            (1,657)
           Net cash used in discontinued operations                                        (9,382)              (542)
                                                                                     -------------     --------------
           Net cash used in operating activities                                          (14,082)            (2,199)
Cash flows from investing activities:
   Cash paid for investments in affiliates                                                 (6,199)                --
   Purchases of property and equipment                                                        (48)                --
   Purchases of short-term investments                                                     (2,586)            (2,502)
   Sales of short-term investments                                                             --              2,750
                                                                                     -------------     --------------
           Net cash (used in) provided by continuing operations                            (8,833)               248
           Net cash (used in) provided by discontinued operations                          (3,499)               472
                                                                                     -------------     --------------
           Net cash (used in) provided by investing activities                            (12,332)               720
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of costs                                        --                 --
   Proceeds from issuance of common stock in connection with the exercise of
     warrants and options                                                                      --                 --
                                                                                     -------------     --------------
           Net cash provided by financing activities                                           --                 --
                                                                                     -------------     --------------
Net decrease in cash and cash equivalents                                                 (26,414)            (1,479)
Cash and cash equivalents, beginning of period                                            113,018              7,061
                                                                                     -------------     --------------
Cash and cash equivalents, end of period                                                  $86,604             $5,582
                                                                                     =============     ==============


                   See accompanying notes to unaudited consolidated financial statements.

                          RARE MEDIUM GROUP, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Business

     Rare Medium Group, Inc. (the "Company") conducts its business primarily through its subsidiaries. From 1998 through the third quarter of 2001, its principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions which caused many companies to reduce spending on Internet-focused business solutions, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket, Inc. subsidiary ("LiveMarket"), was made at the end of the third quarter of 2001 (see Note 4).

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

     As a result of the decision to discontinue the operations of Rare Medium, Inc. and LiveMarket, the operating results reported in our statements of operations as continuing operations include the consolidated results of the Company, its 80% owned MSV Investors, LLC subsidiary ("MSV Investors Subsidiary"), and its Start-up Companies, through their respective dates of sale or shutdown. The results of Rare Medium, Inc. and LiveMarket are reflected as discontinued operations.

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

     In addition to winding down Rare Medium, Inc., the Company's current operations consist of actively managing its interest in the MSV Joint Venture. The Company's principal assets consist of its interest in the MSV Joint Venture, five million shares of XM Satellite Radio, Inc. ("XM Satellite Radio") common stock, promissory notes from Motient with a principal amount of $26.2 million (see Note 3), its remaining investments in its venture portfolio companies, and cash, cash equivalents and short-term investments.

     The Company is headquartered in New York, New York.

 (2) Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2001 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation.

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

     On October 1, 2001, and again on October 8, 2001, the Company extended the maturity date of the Motient Notes. On October 12, 2001, in accordance with the terms of the Motient Notes, the Company received five million shares of XM Satellite Radio as payment for $26.2 million of the Motient Notes and accrued interest. The maturity date for the remaining balance of the Motient Notes in the principal amount of approximately $26.2 million, and interest thereon, was extended for 60 days. On January 10, 2002, Motient and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. As part of its filing, Motient indicated that it may challenge the Company's right to the $26.2 million outstanding principal balance and accrued interest thereon. Motient may also initiate litigation directly against the Company to challenge the delivery of the shares of XM Satellite Radio common stock by Motient to the Company as partial repayment of the aggregate $50.0 million principal amount of the Motient Notes. At December 31, 2001, as a result of uncertainty with respect to the ultimate collection on the Motient Notes, a reserve was recognized for the entire amount of these notes.

     To mitigate the risk, uncertainties and expenses associated with Motient's proposed plan of reorganization, the Company agreed that upon the approval of Motient's plan of reorganization, the Company would cancel the outstanding amounts due under the Motient Notes and accept a new note in the principal amount of $19.0 million to be issued by a new wholly-owned subsidiary of Motient that will own 100% of Motient's interests in the MSV Joint Venture. The new note will be due in three years and will bear interest at a rate of 9% per annum. On April 26, 2002, Motient's plan of reorganization was confirmed. As a result of the uncertainty with respect to the ultimate collection on the new note, a reserve continues to be maintained for the entire amount of the note (see Note 5).

 (4) Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and the LiveMarket subsidiary was made in light of their performance and prospects. The wind-down of these businesses is expected to be completed during 2002. As of March 31, 2002, the remaining assets of Rare Medium, Inc. and LiveMarket totaled approximately $2.0 million, consisting of cash (including cash collateralizing a letter of credit), accounts receivable, property and equipment and other assets. The liabilities of these subsidiaries totaled approximately $18.4 million, consisting of accounts payable, accrued expenses (including $3.3 million of restructuring reserves) and other current liabilities.

 (5) Contingencies

    Motient Notes

      On January 10, 2002, Motient and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. As part of its filing, Motient indicated that it may challenge the Company's right to the $26.2 million outstanding principal balance and accrued interest thereon. Motient may also initiate litigation directly against the Company to challenge the delivery of the shares of XM Satellite Radio common stock by Motient to the Company as partial repayment of the aggregate $50.0 million principal amount of the Motient Notes. To mitigate the risk, uncertainties and expenses associated with Motient's proposed plan of reorganization, the Company agreed that upon the approval of Motient's plan of reorganization, the Company would cancel the outstanding amounts due under the Motient Notes and accept a new note in the principal amount of $19.0 million to be issued by a new wholly-owned subsidiary of Motient that will own 100% of Motient's interests in the MSV Joint Venture. The new note will be due in three years and will bear interest at a rate of 9% per annum. On April 26, 2002, Motient's plan of reorganization was confirmed. As a result of uncertainty with respect to the ultimate collection on the new note, the Company continues to maintain its reserve for the entire amount of the note. If the Company recovers any amount on the note, adjustments to the reserve would be reflected as other income in the accompanying consolidated statements of operations.

   Strategic Alliance

     In 2000, Rare Medium, Inc. entered into a strategic alliance agreement, as amended, with a software company (the "Partner") to assist in the training of personnel and development and delivery by Rare Medium, Inc. of solutions built utilizing the Partner's technology. Under the terms of the alliance, the Partner was to provide Rare Medium, Inc. with refundable advances of approximately $17.1 million, on an interest-free basis, to be paid to Rare Medium, Inc. over the term of the two-year agreement, subject to Rare Medium, Inc.'s compliance with certain requirements set forth in the agreement. The amount and timing of the repayment of the advances were adjustable based on Rare Medium, Inc.'s achievement of certain milestones in accordance with the terms of the agreement. The Partner and Rare Medium, Inc. have a dispute as to whether certain milestones were achieved. Efforts at renegotiating the payment schedule and milestones were not successful. In July 2001, Rare Medium, Inc. received a notice of arbitration from the Partner seeking the return of the approximately $8.6 million, plus interest, that had been advanced by the Partner, who has asserted that the agreement has terminated. These advances are included in other current liabilities in the accompanying consolidated balance sheets. Rare Medium, Inc. contested the Partner's claims. On May 6, 2002, Rare Medium, Inc. and the Partner settled this dispute and certain related disputes with an affiliate of the Partner, with Rare Medium, Inc. agreeing to pay the affiliate of the Partner $0.9 million.

   Litigation

     The Company is aware of a number of purported class action lawsuits that have been filed by the holders of the Company's common stock in the Court of Chancery of the State of Delaware which challenged the plan of merger with Motient Corporation that was terminated on October 1, 2001. All of the complaints name the Company and members of the Company's board of directors as defendants. Most of the complaints name the holders of the Company's preferred stock, and certain of their affiliates, as defendants, and some of the complaints name Motient as a defendant. On June 22, 2001, the Delaware court entered an order to consolidate all of the Delaware lawsuits for all purposes into a single purported class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879-NC. On August 7, 2001, a Consolidated Amended Class Action Complaint was filed in Delaware Chancery Court. The Delaware Chancery Court has not yet certified the consolidated lawsuit as a class action. The lawsuit alleges that the defendants breached duties allegedly owed to the holders of the Company's common stock in connection with the merger agreement and sought to stop the merger and/or obtain monetary damages. On October 19, 2001, the Company filed a motion to dismiss the Consolidated Amended Class Action Complaint on a variety of grounds, including mootness. Settlement negotiations were ongoing during the quarter. On April 2, 2002, the Company entered into a Stipulation of Settlement, subject to court approval, in which it agreed to effectuate a reverse stock split, commence a rights offering, take certain other corporate actions, as well as issue 3,571,428 shares of the Company's common stock (worth $1.0 million based on the tender offer price of $0.28 per share) to the plaintiff's counsel and pay the plaintiff's counsel $0.1 million for expenses (see Note 6). As of March 31, 2002, included in accrued liabilities is a reserve for the full amount of the settlement.

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

     On November 19, 2001, five of the Company's shareholders filed a complaint in the United States District Court for the Southern District of New York against the Company, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196, certain of its subsidiaries and certain of their current and former officers and/or directors. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. The plaintiffs opposed the dismissal motion on March 9, 2002. The Company replied to these opposition papers on April 10, 2002. The Company intends to dispute this matter vigorously.

     Additionally, from time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such additional legal matters will not have a material adverse effect on the Company's financial position or results of its operations.

(6)  Subsequent Events

   Settlement of Purported Class Action Lawsuit

     On April 2, 2002, the Company and its preferred stockholders entered into a Stipulation of Settlement (the "Settlement") with the plaintiffs relating to the purported class action lawsuit, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879-NC, brought by holders of its common stock challenging its previously proposed merger with Motient. In connection with the Settlement, which is subject to court approval, the Company announced its intention to effect a one for ten reverse stock split and to commence a rights offering. Also in connection with the Settlement, the Company entered into an Investment Agreement with its preferred stockholders who agreed to purchase in advance a number of shares of the Company's non-voting common stock that equals the number of shares of voting common stock that they would otherwise have been entitled to purchase in the rights offering, after giving effect to the cancellation of 20% of the outstanding warrants in connection with the Settlement. An affiliate of the preferred stockholders also commenced a cash tender offer for up to 15,002,909 shares of the Company's common stock on April 9, 2002.

     Reverse Split of our Common Stock. The one for ten reverse stock split is intended to assist the Company in meeting the Nasdaq National Market's minimum closing bid price requirement of $1.00 per share. The reverse stock split is subject to stockholder approval. If approved by its stockholders, the Company expects that the reverse stock split will be effected promptly following the closing of the rights offering. Accordingly, there will be no adjustment to the subscription price in the rights offering as a result of the reverse stock split. However, the Company is not required to effect the reverse stock split and is permitted to abandon it at any time prior to it being effected.

     Rights Offering. In the proposed rights offering, the Company's common stockholders of record at close of business on May 16, 2002 will receive non-transferable rights to purchase one additional share of common stock of the Company for each share held as of a record date to be established. The price at which the additional shares may be purchased will represent a 15% discount to the market price of the Company's common stock at the time the rights offering is commenced, but will be no more than $0.33 per share and no less than $0.18 per share. All stockholders who fully exercise their subscription rights will also have an over-subscription right to acquire any shares which are not purchased by other stockholders, subject to a pro rata limitation in the event the rights offering is oversubscribed. The rights offering is expected to commence promptly following registration of the shares subject to the offering.

     Advance Purchase by the Preferred Stockholders. Under the Investment Agreement, the Company's preferred stockholders purchased 38,765,848 shares of the Company's non-voting common stock. This purchase equals the number of shares of voting common stock that the preferred stockholders would otherwise have been entitled to purchase in the rights offering, after giving effect to the cancellation of 20% of the outstanding warrants in connection with the Settlement. The preferred stock holders paid $0.255 per share for an aggregate purchase price of approximately $9.9 million. The Investment Agreement adjusts the per share advance purchase price paid by the preferred stockholders to equal the per share subscription price for the rights offering. In the event that the rights offering is not consummated by June 30, 2003 or is not approved by our stockholders, a committee consisting of all independent directors desiring to serve on such committee may elect to rescind the purchase of non-voting stock.

     Stipulation of Settlement. The Company and its preferred stockholders have agreed, among other things:

o that, in connection with the rights offering, the preferred stockholders will waive anti-dilution rights in their preferred stock and warrants with respect to the non-voting common stock acquired by the preferred stockholders in the advance purchase or their over-subscription privilege in the rights offering;

o subject to the final court approval of the Settlement, that 20% of the warrants held by the preferred stockholders to acquire shares of common stock will be cancelled; and

o subject to the final court approval of the Settlement, that the preferred stockholders will elect to receive dividends on their shares of preferred stock in the form of additional shares of preferred stock, in lieu of cash dividends, for any dividend payment date occurring after June 30, 2002 and on or prior to June 30, 2004.

     Tender Offer. As part of the Settlement, on April 9, 2002, an affiliate of the preferred stockholders commenced a cash tender offer at a price of $0.28 per share for up to 15,002,909 shares, or approximately 23% of the Company's outstanding common stock. In accordance with the Settlement, the $0.28 per share tender offer price equals 105% of the average closing prices of the common stock for the five trading days prior to April 9, 2002. The tender offer expired on May 10, 2002. The preferred stockholders have agreed that so long as any tendered shares are held by them or any of their affiliates, the preferred stockholders and their affiliates will cause all such shares held by them, which would otherwise entitle the preferred stockholders and their affiliates, collectively, to cast more than 29.9% of voting power of our outstanding capital stock, to be voted pro-rata with all other votes cast by holders of common stock. The tender offer was intended to provide additional liquidity for the Company's common stockholders and, thereby, provide near term support for the market price of the Company's common stock in light of its recent announcement of the one for ten reverse stock split.

     Payment of Attorneys Fees and Expenses. As part of the Settlement, the Company agreed to issue 3,571,428 shares of the Company's common stock (worth $1.0 million based on the tender offer price of $0.28 per share) to the plaintiff's counsel and to pay them $0.1 million for expenses.

   Note Receivable from Motient

     To mitigate the risk, uncertainties and expenses associated with Motient's proposed plan of reorganization, the Company agreed that upon the approval of Motient's plan of reorganization, the Company would cancel the outstanding amounts due under the Motient Notes and accept a new note in the principal amount of $19.0 million to be issued by a new wholly-owned subsidiary of Motient that will own 100% of Motient's interests in the MSV Joint Venture. The new note will be due in three years and will bear interest at a rate of 9% per annum. On April 26, 2002, Motient's plan of reorganization was confirmed. As a result of the uncertainty with respect to the ultimate collection on the new note, a reserve continues to be maintained for the entire amount of the note.

   Strategic Alliance

     On May 6, 2002, Rare Medium, Inc. and the Partner settled the dispute regarding the strategic alliance agreement and certain related disputes with an affiliate of the Partner, with Rare Medium, Inc. agreeing to pay the affiliate of the Partner $0.9 million.

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

     As a result of the decision to discontinue the operations of Rare Medium, Inc. and LiveMarket, the operating results reported in our statements of operations as continuing operations include the consolidated results of Rare Medium Group, Inc., our MSV Investors Subsidiary, and our Start-up Companies, through their respective dates of sale or shutdown. The results of Rare Medium, Inc. and LiveMarket are reflected as discontinued operations.

     In November 2001, through our MSV Investors Subsidiary, we became a participant in the MSV Joint Venture, a joint venture which includes TMI Communications, Inc., Motient and the Other MSV Investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. We expect to become an increasingly active participant in the MSV Joint Venture and have designated three members of the 12-member board of directors of the MSV Joint Venture's corporate general partner. In addition to winding down Rare Medium, Inc., our current operations consist of actively managing our interest in the MSV Joint Venture.

     Our principal assets consist of our interest in the MSV Joint Venture, five million shares of XM Satellite Radio common stock, promissory notes from Motient Corporation with a principal amount of $26.2 million, our remaining investments in our venture portfolio companies and cash, cash equivalents and short-term investments. As a result of uncertainty with respect to the ultimate collection on the Motient notes, we recognized a reserve for the entire amount of these notes. See "Liquidity and Capital Resources" under this Item 2.

     Results of Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

   Revenues

     Revenues for the three months ended March 31, 2002 decreased to nil from approximately $1.6 million for the three months ended March 31, 2001, a decrease of approximately $1.6 million. The decrease is the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

   Cost of Revenues

     Cost of revenues includes salaries, payroll taxes and related benefits and other direct costs associated with the generation of revenues. Cost of revenues for the three months ended March 31, 2002 decreased to nil from approximately $1.3 million for the three months ended March 31, 2001, a decrease of approximately $1.3 million. The decrease is the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

   Sales and Marketing Expense

     Sales and marketing expense primarily includes the costs associated with the respective sales force of each Start-up Company, marketing and advertising. Sales and marketing expense for the three months ended March 31, 2002 decreased to nil from approximately $1.1 million for the three months ended March 31, 2001, a decrease of approximately $1.1 million. The decrease is primarily the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

   General and Administrative Expense

     General and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the three months ending March 31, 2002 decreased to $2.6 million from $5.4 million for the three months ended March 31, 2001, a decrease of $2.8 million. This decrease was primarily related to the reduced infrastructure needed to manage our continuing operations and the sale of our majority interest in the operations of three Start-up Companies in 2001, partially offset by the legal and advisory costs associated with our negotiations with the plaintiffs in the purported class action lawsuit amounting to approximately $1.1 million. We expect these costs to continue to decrease during 2002.

   Depreciation and Amortization Expense

     Depreciation and amortization expense substantially consists of the depreciation of property and equipment and amortization of intangible assets as a result of the acquisitions of our Start-up Companies. Depreciation and amortization expense for the three months ended March 31, 2002 decreased to approximately $29,000 from $1.9 million for the three months ended March 31, 2001, a decrease of approximately $1.9 million. This decrease is primarily the result of the sale or shutdown of the operations of our Start-up Companies in 2001 and the disposal of property and equipment associated with our restructuring activities. As we have reduced our capital expenditures and have written off all remaining goodwill, we currently expect depreciation expense to remain at this level in future periods.

   Restructuring Charges

     For the three months ended March 31, 2002, we did not record any restructuring charges. For the three months ended March 31, 2001, we recorded restructuring charges of approximately $0.9 million primarily relating to the disposition of property and equipment. These restructuring charges were the result of the reduction of our infrastructure needed to manage our continuing operations.

   Interest Income, Net

     Interest income, net for the three months ended March 31, 2002 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments and on our convertible note receivable from the MSV Joint Venture.

   Loss on Investment in Affiliates

     For the three months ended March 31, 2002, we did not record any losses on investments in affiliates. For the three months ended March 31, 2001, we recorded a loss on investments in affiliates of $10.9 million, consisting primarily of $7.4 million for the impairment to the carrying value of certain affiliates accounted for under the cost method, $1.1 million for our proportionate share of affiliates' operating losses and amortization of our net excess investment over our equity in each affiliate's net assets for those affiliates accounted for under the equity method and $2.5 million for the impairment of the goodwill and net assets related to one of our Start-Up Companies. We will continue to monitor the carrying value our remaining investments in affiliates for further impairment.

   Minority Interest

      We received $10.0 million from unaffiliated persons as an investment into our MSV Investors Subsidiary. Minority interest relates to the equity in earnings, primarily the interest income earned on the $50.0 million convertible note from the MSV Joint Venture, which is attributable to those unaffiliated investors.

   Loss from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. The wind-down of these businesses is expected to be completed during 2002. For the three months ended March 31, 2002, we did not recognize any charges or benefits relating to these companies. For the three months ended March 31, 2001, we recognized a loss from operations of $43.7 million relating to these businesses.

   Net Loss

     For the three months ended March 31, 2002, we recorded a net loss of $1.2 million. The loss was primarily due to the factors described in "General and Administrative Expense," "Depreciation and Amortization Expense," "Interest Income, Net" and "Minority Interest."

     Included in net loss attributable to common shareholders of $4.3 million was $3.1 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

     We had $14.6 million in cash, cash equivalents and short-term investments as of March 31, 2002. Cash used in operating activities from continuing operations was $1.7 million for the three months ended March 31, 2002 and resulted primarily from cash used for general corporate overhead including professional fees associated with the settlement of certain litigation matters. Cash used in operating activities from discontinued operations was $0.5 million for the three months ended March 31, 2002. We expect cash used in continuing operations to remain at approximately this level in future periods.

     No cash was used by our continuing operations for investing activities during the three months ended March 31, 2002, excluding the $0.2 million resulting from the net sale of short-term investments. We do not have any future funding commitments with respect to any of our investments. However, we expect that the MSV Joint Venture will require additional funding from time to time, and we may choose to exercise our preemptive right to provide our pro rata share of such funding, subject to our liquidity and capital resources at the time.

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

     To mitigate the risk, uncertainties and expenses associated with Motient's proposed plan of reorganization, we agreed that upon the approval of Motient's plan of reorganization, we would cancel the outstanding amounts due under the Motient Notes and accept a new note in the principal amount of $19.0 million to be issued by a new wholly-owned subsidiary of Motient that will own 100% of Motient's interests in the MSV Joint Venture. The new note will be due in three years and will bear interest at a rate of 9% per annum. On April 26, 2002, Motient's plan of reorganization was confirmed. As a result of the uncertainty with respect to the ultimate collection on the new note, a reserve continues to be maintained for the entire amount of the note. If we recover any amount on the note, adjustments to the reserve would be reflected as other income in the accompanying consolidated statements of operations.

   MSV Joint Venture Convertible Note Receivable

     Through our 80% owned MSV Investors Subsidiary, we are an active participant in the MSV Joint Venture, a joint venture that includes TMI Communications, Inc., Motient, and the Other MSV Investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. On November 26, 2001, through our MSV Investors Subsidiary, we purchased a $50.0 million interest in the MSV Joint Venture in the form of a convertible note (the "MSV Note"). Immediately prior to the purchase of the convertible note, Rare Medium Group contributed $40.0 million to the MSV Investors Subsidiary and a group of unrelated third parties contributed $10.0 million. The MSV Note bears interest at a rate of 10% per year, has a maturity date of November 26, 2006, and is convertible at any time at the option of our MSV Investors Subsidiary into equity interests in the MSV Joint Venture. The MSV Note automatically converts into equity interests upon the MSV Joint Venture obtaining certain approvals from the FCC and its Canadian equivalent, Industry Canada. Upon conversion, our MSV Investors Subsidiary would own approximately 30.8% of the equity interests in the MSV Joint Venture. However, in the event that the MSV Joint Venture receives approval from the FCC by March 31, 2003 with regard to its plans for a next-generation satellite system complemented by ancillary terrestrial base stations, the Other MSV Investors are obligated to invest an additional $50.0 million in the MSV Joint Venture and, thereafter, our MSV Investors Subsidiary would own approximately 23.6% of the equity interests in the MSV Joint Venture. The fair value of the MSV Note approximates book value based on the equity value of the MSV Joint Venture's recent funding transactions assuming conversion of such note.

   Rights Offering and Advance Purchase

     In connection with the settlement of the purported class action lawsuit, the Company announced its intention to commence a rights offering. In the proposed rights offering, the Company's common stockholders of record at close of business on May 16, 2002 will receive non-transferable rights to purchase one additional share of common stock of the Company for each share held as of a record date to be established. The price at which the additional shares may be purchased will represent a 15% discount to the market price of the Company's common stock at the time the rights offering is commenced, but will be no more than $0.33 per share and no less than $0.18 per share. All stockholders who fully exercise their subscription rights will also have an over-subscription right to acquire any shares which are not purchased by other stockholders, subject to a pro rata limitation in the event the rights offering is oversubscribed. The rights offering is expected to commence promptly following registration of the shares subject to the offering and is expected to generate total proceeds, assuming all rights are subscribed, of between approximately $16.4 million and $30.2 million (including the advance purchase by the preferred stockholders discussed below). We cannot assure you that all of the rights will be subscribed.

     Under the Investment Agreement, the Company's preferred stockholders purchased 38,765,848 shares of the Company's non-voting common stock. This purchase equals the number of shares of voting common stock that the preferred stockholders would otherwise have been entitled to purchase in the rights offering, after giving effect to the cancellation of 20% of the outstanding warrants in connection with the settlement of the purported class action lawsuit. The preferred stockholders paid $0.255 per share for an aggregate purchase price of approximately $9.9 million. The Investment Agreement adjusts the per share advance purchase price paid by the preferred stockholders to equal the per share subscription price for the rights offering. In the event that the rights offering is not consummated by June 30, 2003 or is not approved by our stockholders, a committee consisting of all independent directors desiring to serve on such committee may elect to rescind the purchase of non-voting stock.

Listing under the Nasdaq National Market

     By letter dated February 14, 2002, Nasdaq notified us that if prior to May 15, 2002 the closing bid price of our common stock is not at least $1.00 for a minimum of 10 consecutive trading days, Nasdaq will notify us that the common stock will be delisted from the Nasdaq National Market for failure to satisfy the minimum bid price requirement. In order to regain compliance with the requirements for continued listing on the Nasdaq National Market, our board of directors has approved a one for ten reverse stock split, subject to stockholder approval. If the reverse stock split is not approved, then it is likely, depending on the volatility of our common stock and our ability to meet the listing criteria described above, that we will not satisfy the requirements for continued listing on the Nasdaq National Market or initial registration on either the New York Stock Exchange or the American Stock Exchange. Even if such a reverse stock split were approved by our stockholders, the market sometimes views reverse stock splits negatively and there can be no assurance that following such stock split we would be successful in meeting the listing criteria described above.

     If we are unable to demonstrate compliance with the minimum bid price requirement on or prior to May 15, 2002, or such other date as Nasdaq may permit, and any appeal to Nasdaq for relief from this requirement is unsuccessful, including an appeal based upon the recent decision of our board of directors to effectuate a reverse stock split, subject to shareholder approval, our common stock will be delisted from the Nasdaq National Market. If this were to happen, trading in our common stock would decrease substantially. If our common stock is delisted from the Nasdaq National Market, we would seek to maintain the listing of our common stock on the Nasdaq SmallCap Market. However, if our common stock is delisted from the Nasdaq National Market, the delisting would result in a reduction in the liquidity and market price of our shares of common stock. This lack of liquidity would also make it difficult for us to raise capital. In addition, the delisting of our common stock from the Nasdaq National Market would result in an event of non-compliance under the provisions of our preferred stock. If we are unable to obtain a waiver of this event of non-compliance, the preferred stockholders would be entitled to elect a majority of the members of our board of directors which would provide them with the ability to control our management and policies.

Recently Issued Accounting Standards

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which is effective January 1, 2002. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets and replaces the amortization with an impairment test which must be performed at least annually. For intangible assets with definite useful lives, SFAS 142 requires amortization over their respective expected useful lives to their estimated residual values and review for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Additionally, SFAS No. 142 requires that a transitional goodwill impairment test be completed six months from the date of adoption. The adoption of SFAS No. 142 did not have a material effect on our results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143") which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not have a material effect on our results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") which is effective January 1, 2002. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not have a material effect on our results of operations.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain market risks from changes in the price of the XM Satellite Radio publicly traded common stock. We account for our investment in XM Satellite Radio common stock as an available-for-sale, marketable security and report such investment at fair value with net unrealized gains and losses recorded in stockholders' equity. Gains and losses will be recognized in our statements of operations when realized. At March 31, 2002, the reported value of XM Satellite Radio common stock in our balance sheet was approximately $68.9 million, or $13.77 per share, resulting in an unrealized gain of approximately $37.4 million. Changes in the market price of XM Satellite Radio common stock could cause fluctuations in our earnings and financial position. From January 1, 2002 to May 9, 2002, the market price of XM Satellite Radio common stock traded in a range of $7.93 to $19.20 per share. As of the close of business on May 9, 2002, the market price of XM Satellite Radio common stock was $8.60 per share.

                                  PART II
                             OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is aware of a number of purported class action lawsuits that have been filed by the holders of the Company's common stock in the Court of Chancery of the State of Delaware which challenged the plan of merger with Motient Corporation that was terminated on October 1, 2001. All of the complaints name the Company and members of the Company's board of directors as defendants. Most of the complaints name the holders of the Company's preferred stock, and certain of their affiliates, as defendants, and some of the complaints name Motient as a defendant. On June 22, 2001, the Delaware court entered an order to consolidate all of the Delaware lawsuits for all purposes into a single purported class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879-NC. On August 7, 2001, a Consolidated Amended Class Action Complaint was filed in Delaware Chancery Court. The Delaware Chancery Court has not yet certified the consolidated lawsuit as a class action. The lawsuit alleges that the defendants breached duties allegedly owed to the holders of the Company's common stock in connection with the merger agreement and sought to stop the merger and/or obtain monetary damages. On October 19, 2001, the Company filed a motion to dismiss the Consolidated Amended Class Action Complaint on a variety of grounds, including mootness. Settlement negotiations were ongoing during the quarter. On April 2, 2002, the Company entered into a Stipulation of Settlement, subject to court approval, in which it agreed to effectuate a reverse stock split, commence a rights offering, take certain other corporate actions, as well as issue 3,571,428 shares of the Company's common stock (worth $1.0 million based on the tender offer price of $0.28 per share) to the plaintiff's counsel and pay the plaintiff's counsel $0.1 million for expenses.

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

     On November 19, 2001, five of the Company's shareholders filed a complaint in the United States District Court for the Southern District of New York against the Company, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196, certain of its subsidiaries and certain of their current and former officers and/or directors. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. The plaintiffs opposed the dismissal motion on March 9, 2002. The Company replied to those opposition papers on April 10, 2002. The Company intends to dispute this matter vigorously.

     In 2000, Rare Medium, Inc. entered into a strategic alliance agreement, as amended, with a software company (the "Partner") to assist in the training of personnel and development and delivery by Rare Medium, Inc. of solutions built utilizing the Partner's technology. Under the terms of the alliance, the Partner was to provide Rare Medium, Inc. with refundable advances of approximately $17.1 million, on an interest free basis, to be paid to Rare Medium, Inc. over the term of the two-year agreement, subject to Rare Medium, Inc.'s compliance with certain requirements set forth in the agreement. The amount and timing of the repayment of the advances were adjustable based on Rare Medium, Inc.'s achievement of certain milestones in accordance with the terms of the agreement. The Partner and Rare Medium, Inc. have a dispute as to whether certain milestones have been achieved. Efforts at renegotiating the payment schedule and milestones were not successful. In July 2001, Rare Medium, Inc. received a notice of arbitration from the Partner seeking the return of the approximately $8.6 million, plus interest, that had been advanced by the Partner, who has asserted that the agreement has terminated. These advances are included in other current liabilities in the accompanying consolidated balance sheets. Rare Medium, Inc. contested the Partner's claims. On May 6, 2002, Rare Medium, Inc. and the Partner settled this dispute and certain related disputes with an affiliate of the Partner, with Rare Medium, Inc. agreeing to pay the affiliate of the Partner $0.9 million.


Item 2.  Changes in Securities

(a)      Not applicable
(b)      Not applicable
(c)      Not applicable
(d)      Not applicable


Item 3.  Defaults Upon Senior Securities

     Not applicable


Item 4.  Submissions of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders for the year ended December 31, 2000 was held on March 28, 2002. Proxies for the meeting were solicited by the Company pursuant to Regulation 14A under the Exchange Act. All of management's nominees for the election of the Board of Directors, as listed in the Proxy Statement for the meeting, were elected. In addition, the Company's stockholders also voted on the following proposal with the following results:

     The appointment of KPMG LLP as the independent auditors of the Company for the year ended December 31, 2001 was ratified.

                                                                        Broker
                                   For       Against      Abstain     Non-Votes
                                ----------   -------      -------      --------
    Series A Preferred Stock     1,053,259          0            0           0
    Common Stock                58,426,314    857,034       84,326           0


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


Date:  May 14, 2002                   By:   /s/ GLENN S. MEYERS
                                            -------------------------------
                                            Glenn S. Meyers
                                            Chief Executive Officer

Date:  May 14, 2002                   By:   /s/ CRAIG C. CHESSER
                                            ----------------------------------
                                            Craig C. Chesser
                                            Senior Vice President Finance and
                                            Treasurer
                                            (Principal Financial Officer)

Date:  May 14, 2002                   By:   /s/ MICHAEL A. HULTBERG
                                            ----------------------------------
                                            Michael A. Hultberg
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)