Form 10-Q
period 2002-06-30
RARE MEDIUM GROUP INC
filed 2002-08-14
CIK 756502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


          /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2002, or

             / / Transition report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        Commission file number 0-13865

                            RARE MEDIUM GROUP, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                   23-2368845
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)         (Identification Number)


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

                                Yes /x/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of the issuer's common stock, as of August 9, 2002:

Voting Common Stock,                       6,682,901
par value $0.01 per share         Number of shares outstanding
        Class

Non-Voting Common Stock,                   8,990,212
par value $0.01 per share         Number of shares outstanding
        Class

                                    INDEX


Part I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
     Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002
       (Unaudited)
     Unaudited Consolidated Statements of Operations - Three and six months ended June 30, 2001 and 2002
     Unaudited Consolidated Statements of Cash Flows - Six months ended
       June 30, 2001 and 2002
     Notes to Unaudited Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Part II. OTHER INFORMATION
Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K
SIGNATURES




                                                          RARE MEDIUM GROUP, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                    (In thousands except share data)

                                                                                         December 31,          June 30,
                                                                                             2001                2002
                                                                                        ---------------     ---------------
                                                                                                              (Unaudited)
                                        Assets
Current assets:
   Cash and cash equivalents                                                                     $7,061             $13,164
   Short-term investments                                                                         9,746               6,756
                                                                                        ---------------     ---------------
     Total cash, cash equivalents and short-term investments                                     16,807              19,920
   Accounts receivable, net                                                                         572                  --
   Investment in XM Satellite Radio                                                              91,800              36,250
   Prepaid expenses and other current assets                                                        936                 666
                                                                                        ---------------     ---------------
     Total current assets                                                                       110,115              56,836

Property and equipment, net                                                                         169                  66
Note receivable from the Mobile Satellite Venture, L.P.                                          50,486              53,010
Notes receivable from Motient Corporation, net                                                       --                  --
Investments in affiliates                                                                         2,600               2,643
Other assets                                                                                        346                 183
                                                                                        ---------------     ---------------
       Total assets                                                                            $163,716            $112,738
                                                                                        ===============     ===============

                          Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                              $5,299              $3,915
   Accrued liabilities                                                                            9,428               8,315
   Other current liabilities                                                                     10,030                 157
                                                                                        ---------------     ---------------
     Total current liabilities                                                                   24,757              12,387
Other noncurrent liabilities                                                                         --                  --
                                                                                        ---------------     ---------------
       Total liabilities                                                                         24,757              12,387
                                                                                        ---------------     ---------------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized
  discount of $45,768 and $43,572, respectively                                                  59,558              65,742
                                                                                        ---------------     ---------------
Minority interest                                                                                10,097              10,585
                                                                                        ---------------     ---------------
Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized 10,000,000 shares; issued 1,053,259 shares as Series A Convertible Preferred Stock at December 31, 2001 and
     1,093,142 shares at June 30, 2002                                                               --                  --
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and outstanding 6,532,496 shares at December 31, 2001 and 6,535,163 shares at
     June 30, 2002                                                                                   65                  65
   Non-voting common stock, $.01 par value.  Authorized 100,000,000 shares; issued and outstanding nil shares at December 31, 2001 and 3,876,584 shares at June
     30, 2002                                                                                        --                  39
   Additional paid-in capital                                                                   530,543             536,684
   Accumulated other comprehensive income                                                        60,336               4,779
   Accumulated deficit                                                                         (521,469)           (517,372)
   Treasury stock, at cost, 6,622 shares                                                          (171)               (171)
                                                                                        ---------------     ---------------
       Total stockholders' equity                                                                69,304              24,024
                                                                                        ---------------     ---------------
       Total liabilities and stockholders' equity                                              $163,716            $112,738
                                                                                        ===============     ===============


                                See accompanying notes to unaudited consolidated financial statements.

                                                        RARE MEDIUM GROUP, INC.
                                            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (In thousands except share data)

                                                           Three Months Ended June 30,         Six Months Ended June 30,
                                                         -------------- -- --------------   -------------- -- -------------
                                                             2001              2002             2001              2002
                                                         -------------     --------------   -------------     -------------
Revenues                                                          $260               $--           $1,862               $--
Cost of revenues                                                    32                --            1,335                --
                                                         -------------     -------------    -------------     -------------
   Gross profit                                                    228                --              527                --
Expenses:
   Sales and marketing                                             136                --            1,229                --
   General and administrative                                    6,123             1,028           11,499             3,641
   Depreciation and amortization                                   646                30            2,583                59
   Restructuring charges                                            34                --              946                --
                                                         -------------     -------------    -------------     -------------
     Total expenses                                              6,939             1,058           16,257             3,700
                                                         -------------     -------------    -------------     -------------
Loss from operations                                            (6,711)           (1,058)         (15,730)           (3,700)
Interest income, net                                             2,521             1,372            4,471             2,704
Loss on investments in affiliates                              (12,687)              (57)         (23,633)              (57)
Unrealized gain on derivative instrument                        13,800                --           13,800                --
Minority interest                                                   --              (248)              --              (488)
Other income, net                                                  481                10              339                14
                                                         -------------     -------------    -------------     -------------
(Loss) income before taxes and discontinued operations          (2,596)               19          (20,753)           (1,527)
Income tax benefit                                                  --                --               --               350
                                                         -------------     -------------    -------------     -------------
(Loss) income before discontinued operations                    (2,596)               19          (20,753)           (1,177)
Discontinued operations:
   Loss from discontinued operations                           (23,268)               --          (66,970)               --
   Gain from wind-down of discontinued operations                   --            11,458               --            11,458
                                                         -------------     -------------    -------------     -------------
       (Loss) gain from discontinued operations                (23,268)           11,458          (66,970)           11,458
                                                         -------------     -------------
Net (loss) income                                              (25,864)           11,477          (87,723)           10,281
   Cumulative dividends and accretion of convertible
     preferred stock to liquidation value                       (2,966)           (3,111)          (5,898)           (6,184)
                                                         -------------     -------------    -------------     -------------
Net (loss) income attributable to common stockholders         $(28,830)           $8,366         $(93,621)           $4,097
                                                         =============     =============    =============     =============
Basic and diluted (loss) earnings per share:
  Continuing operations                                         $(0.88)           $(0.30)          $(4.21)           $(0.87)
  Discontinued operations                                        (3.67)             1.11           (10.57)             1.36
                                                         -------------     -------------    -------------     -------------
     Net (loss) earnings per share                              $(4.55)            $0.81          $(14.78)            $0.49
                                                         =============     =============    =============     =============
  Weighted average common shares outstanding                 6,333,482        10,352,824        6,333,780         8,445,767
                                                         =============     =============    =============     =============


                                See accompanying notes to unaudited consolidated financial statements.

                                                        RARE MEDIUM GROUP, INC.
                                            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (In thousands)

                                                                                        Six Months Ended June 30,
                                                                                     --------------------------------
                                                                                         2001              2002
                                                                                     -------------     --------------
Cash flows from operating activities:
   Net (loss) income                                                                     $(87,723)            $10,281
   Adjustments to reconcile net loss to net cash used in operating activities:
     Loss (gain) from discontinued operations                                              66,970             (11,458)
     Depreciation and amortization                                                          2,583                 59
     Loss on investments in affiliates                                                     23,633                 57
     Unrealized gain on derivative instrument                                             (13,800)                --
     Non-cash restructuring charges                                                           578                 --
     Non-cash interest, net                                                                  (639)                --
     Non-cash compensation benefit                                                             --               (215)
     Changes in assets and liabilities, net of sale of businesses:
       Accounts receivable                                                                    279                 17
       Prepaid expenses and other assets                                                      208             (2,178)
       Deferred revenue                                                                       666                 --
       Accounts payable, accrued and other liabilities                                      2,171                225
                                                                                     -------------     --------------
           Net cash used in continuing operations                                          (5,074)            (3,212)
           Net cash used in discontinued operations                                       (22,260)            (1,282)
                                                                                     -------------     --------------
           Net cash used in operating activities                                          (27,334)            (4,494)
Cash flows from investing activities:
   Cash paid for investments in affiliates                                                 (6,199)              (400)
   Cash received from investment in affiliates                                                 --                300
   Cash received from sale of investment in affiliates                                      3,360                 --
   Purchase of note receivable                                                            (25,000)                --
   Purchases of property and equipment                                                        (61)                --
   Purchases of short-term investments                                                    (55,433)            (4,267)
   Sales of short-term investments                                                         62,409              6,809
                                                                                     -------------     --------------
           Net cash (used in) provided by continuing operations                           (20,924)             2,442
           Net cash (used in) provided by discontinued operations                          (3,618)               500
                                                                                     -------------     --------------
           Net cash (used in) provided by investing activities                            (24,542)             2,942
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of costs                                        --              7,652
   Proceeds from issuance of common stock in connection with the exercise of
     warrants and options                                                                      22                  3
                                                                                     -------------     --------------
           Net cash provided by financing activities                                           22              7,655
                                                                                     -------------     --------------
Net (decrease) increase in cash and cash equivalents                                      (51,854)             6,103
Cash and cash equivalents, beginning of period                                            113,018              7,061
                                                                                     -------------     --------------
Cash and cash equivalents, end of period                                                  $61,164            $13,164
                                                                                     =============     ==============


                                See accompanying notes to unaudited consolidated financial statements.




                             RARE MEDIUM GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Description of the Business

         Rare Medium Group, Inc. (the "Company") historically has conducted its business through its subsidiaries. From 1998 through the third quarter of 2001, its principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions which caused many companies to reduce spending on Internet-focused business solutions, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket, Inc. subsidiary ("LiveMarket"), was made at the end of the third quarter of 2001 (see Note 4).

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

         As a result of the decision to discontinue the operations of Rare Medium, Inc. and LiveMarket, the operating results reported in our statements of operations as continuing operations include the consolidated results of the Company, its 80% owned MSV Investors, LLC subsidiary ("MSV Investors Subsidiary"), and its Start-up Companies through their respective dates of sale or shutdown. The results of Rare Medium, Inc. and LiveMarket are reflected as discontinued operations.

         In November 2001, through its MSV Investors Subsidiary, the Company became a participant in the Mobile Satellite Venture, L.P. joint venture ("MSV Joint Venture"), a joint venture that includes TMI Communications, Inc., Motient Corporation ("Motient"), and certain other investors (collectively, the "Other MSV Investors"). The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. The Company expects to become an increasingly active participant in the MSV Joint Venture and has designated three members of the 12-member board of directors of the MSV Joint Venture's corporate general partner. In addition, in May 2002, the Company became affiliated with Miraxis, LLC ("Miraxis"), a development stage company holding a series of licenses with which it intends to provide satellite based multi-channel, broadband data and video service in North America (see Note 7).

         In addition to winding down Rare Medium, Inc., the Company's current operations consist of actively managing its interest in the MSV Joint Venture and seeking other complimentary operational opportunities. The Company's principal assets consist of its interest in the MSV Joint Venture, five million shares of XM Satellite Radio, Inc. ("XM Satellite Radio") common stock (see Note 6), a promissory note from Motient (see Note 3), its remaining investments in its venture portfolio companies, and cash, cash equivalents and short-term investments.

         The Company is headquartered in New York, New York.

(2)      Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2001 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation. In addition, all share data, including per share amounts, have been restated to give effect to the one for ten reverse stock split completed on July 18, 2002 (see Note 9).

(3)      Notes Receivable from Motient

         On April 2, 2001, the Company agreed to purchase from Motient 12.5% secured promissory notes, issuable in two tranches, each in the principal amount of $25.0 million. The notes were collateralized by five million shares of XM Satellite Radio common stock owned by Motient. The first tranche was purchased on April 4, 2001, and the second tranche was purchased on July 16, 2001. The principal of and accrued interest on the notes were payable on October 1, 2001 in either cash, shares of XM Satellite Radio, or any combination thereof at Motient's option, as set forth in the agreement. At the option of the Company, the notes were exchangeable for a number of XM Satellite Radio shares based on a formula, as set forth in the agreement.

         On October 1, 2001, and again on October 8, 2001, the Company extended the maturity date of the notes. On October 12, 2001, in accordance with the terms of the notes, the Company received five million shares of XM Satellite Radio as payment for $26.2 million of the notes and accrued interest. The maturity date for the remaining balance of the Motient Notes in the principal amount of approximately $26.2 million, and interest thereon, was extended for 60 days. On January 10, 2002, Motient and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. As part of its filing, Motient indicated that it would likely challenge the Company's right to the $26.2 million outstanding principal balance and accrued interest thereon, as well as the delivery of the shares of XM Satellite Radio common stock as partial repayment of the aggregate $50.0 million principal amount of the Motient Notes. At December 31, 2001, as a result of uncertainty with respect to the ultimate collection on the Motient Notes, a reserve was recognized for the entire amount of these notes.

         On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, the Company cancelled the outstanding amounts due under the notes and accepted a new note in the principal amount of $19.0 million that was issued by a new wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture. The new note is due in three years and bears interest at a rate of 9% per annum. As a result of the uncertainty with respect to the ultimate collection on the new note, a reserve continues to be maintained for the entire amount of the note.

(4)      Discontinued Operations

         At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and the LiveMarket subsidiary was made in light of their performance and prospects. The wind-down of these businesses is expected to be completed during 2002. As of June 30, 2002, the remaining assets of Rare Medium, Inc. and LiveMarket totaled approximately $1.0 million, consisting of cash (including cash collateralizing a letter of credit) and other assets. The liabilities of these subsidiaries totaled approximately $5.9 million, consisting of accounts payable, accrued expenses and other current liabilities. For the three months ended June 30, 2002, the Company recognized a gain of $11.5 million as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts (see Note 8).

(5)      Stockholders' Equity

         Common Stock Transactions

         In connection with the settlement of a purported class action lawsuit (as described in Note 8), the Company distributed to each holder of record of its common stock, warrants and preferred stock, as of the close of business on May 16, 2002, one non-transferable right to purchase one additional share of its common stock, for each share held, at a purchase price of $2.01 per share. On July 11, 2002, the rights offering was approved by the Company's stockholders and was concluded on July 16, 2002, with 9,138,105 shares of common stock purchased for gross proceeds of $18.4 million (see Note 9). Included in the rights offering, the Company's preferred stockholders purchased 3,876,584 shares of non-voting common stock in April 2002 in the advance purchase for total gross proceeds of $7.8 million as described in Note 8 and an additional 5,113,628 shares of non-voting common stock pursuant to their over subscription privilege.

(6)      Investment in XM Satellite Radio

         The Company classifies its investment in XM Satellite Radio common stock as an available-for-sale, marketable security and reports such investment at fair value with net unrealized gains and losses recorded in stockholders' equity. Gains and losses will be recognized in the accompanying statements of operations when realized. At June 30, 2002, the reported value of XM Satellite Radio in the accompanying balance sheet was approximately $36.3 million, or $7.25 per share, resulting in an unrealized gain of approximately $4.8 million. From January 1, 2002 to August 9, 2002, the market price of XM Satellite Radio common stock traded in a range of $2.63 to $19.20 per share. As of the close of business on August 9, 2002, the market price of XM Satellite Radio common stock was $2.80 per share.

(7)      Business Transaction

         On May 28, 2002, the Company acquired Series B Preferred Shares and a warrant from Miraxis for approximately $0.4 million representing an ownership on a fully diluted basis of approximately 37%. Miraxis is a development stage, privately held telecommunications company that holds a series of licenses with which it intends to provide satellite based multi-channel, broadband data and video service in North America. Additionally, the Company entered into a management support agreement with Miraxis whereby the Company's Senior Vice President of Operations will provide certain services to Miraxis through February 2003 in exchange for additional Series B Preferred Shares and warrants. This investment is included in "Investments in Affiliates" on the accompanying consolidated balance sheets and is being accounted for under the equity method with the Company's share of Miraxis' loss being recorded in "Loss on Investments in Affiliates" on the accompanying consolidated statements of operations.

(8)      Contingencies

         Motient Notes

         On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, the Company cancelled the outstanding amounts due under the Motient promissory notes and accepted a new note in the principal amount of $19.0 million that was issued by a new wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture. As a result of uncertainty with respect to the ultimate collection on the new note, the Company continues to maintain its reserve for the entire amount of the note. If the Company recovers any amount on the new note, adjustments to the reserve would be reflected as other income in the accompanying consolidated statements of operations.

         Strategic Alliance

         In 2000, Rare Medium, Inc. entered into a strategic alliance agreement, as amended, with a software company (the "Partner") to assist in the training of personnel and development and delivery by Rare Medium, Inc. of solutions built utilizing the Partner's technology. Under the terms of the alliance, the Partner was to provide Rare Medium, Inc. with refundable advances of approximately $17.1 million, on an interest-free basis, to be paid to Rare Medium, Inc. over the term of the two-year agreement, subject to Rare Medium, Inc.'s compliance with certain requirements set forth in the agreement. The amount and timing of the repayment of the advances were adjustable based on Rare Medium, Inc.'s achievement of certain milestones in accordance with the terms of the agreement. The Partner and Rare Medium, Inc. had a dispute as to whether certain milestones were achieved. Efforts at renegotiating the payment schedule and milestones were not successful. In July 2001, the Partner commenced an arbitration against Rare Medium, Inc. seeking the return of the approximately $8.6 million, plus interest, that had been advanced by the Partner. On May 6, 2002, Rare Medium, Inc. and the Partner settled this dispute and certain related disputes with an affiliate of the Partner, with Rare Medium, Inc. agreeing to pay the affiliate of the Partner $0.9 million.

         Settlement of Purported Class Action Lawsuit

         A number of purported class action lawsuits were filed by the holders of the Company's common stock in the Court of Chancery of the State of Delaware challenging the plan of merger with Motient Corporation that was ultimately terminated on October 1, 2001. All of the complaints name the Company and members of the Company's board of directors as defendants. Most of the complaints name the holders of the Company's preferred stock, and certain of their affiliates, as defendants, and some of the complaints name Motient as a defendant. On June 22, 2001, the Delaware court entered an order to consolidate all of the Delaware lawsuits for all purposes into a single purported class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879-NC. On August 7, 2001, a Consolidated Amended Class Action Complaint was filed in Delaware Chancery Court. The Delaware Chancery Court has not yet certified the consolidated lawsuit as a class action. The lawsuit alleges that the defendants breached duties allegedly owed to the holders of the Company's common stock in connection with the merger agreement and sought to stop the merger and/or obtain monetary damages.

         On April 2, 2002, the Company and its preferred stockholders entered into a Stipulation of Settlement (the "Settlement") with the plaintiffs relating to the purported class action lawsuit. In connection with the Settlement, which is subject to court approval, the Company agreed to effect a one for ten reverse stock split, to commence a rights offering and to take certain other corporate actions. Also in connection with the Settlement, the Company entered into an investment agreement with its preferred stockholders who agreed to purchase in advance 3,876,584 of shares of the Company's non-voting common stock. This purchase equals the number of shares of voting common stock that they would otherwise have been entitled to purchase in the rights offering, after giving effect to the cancellation of 20% of the outstanding warrants in connection with the Settlement. An affiliate of the preferred stockholders also commenced a cash tender offer for up to 1,500,291 shares of the Company's common stock on April 9, 2002.

         Reverse Split of our Common Stock. As part of the Settlement, the Company agreed to effect a one for ten reverse stock split in order to assist the Company in meeting the Nasdaq National Market's minimum closing bid price requirement of $1.00 per share. The one for ten reverse stock split was approved by the Company's stockholders on July 11, 2002 and became effective on July 18, 2002 (see Note 9).

         Rights Offering. In the rights offering, the Company distributed to each holder of record of common stock, warrants and preferred stock, as of the close of business on May 16, 2002, one non-transferable right to purchase one additional share of the Company's common stock, for each share held, at a purchase price of $2.01 per share. The rights offering was concluded on July 16, 2002, with 9,138,105 shares of common stock purchased for total gross proceeds of $18.4 million (see Note 9). Included in the rights offering, the Company's preferred stockholders purchased 3,876,584 shares of non-voting common stock in April 2002 in the advance purchase as described below and an additional 5,113,628 shares of non-voting common stock pursuant to their over subscription privilege.

         Advance Purchase by the Preferred Stockholders. Under an investment agreement made in connection with the Settlement, the Company's preferred stockholders purchased 3,876,584 shares of the Company's non-voting common stock. This purchase equaled the number of shares of voting common stock that the preferred stockholders would otherwise have been entitled to purchase in the rights offering, after giving effect to the cancellation of 20% of the outstanding warrants in connection with the Settlement. In connection with the advance purchase, the preferred stockholders paid $2.01 per share for an aggregate gross purchase price of approximately $7.8 million.

         Stipulation of Settlement. The Company and its preferred stockholders have also agreed, among other things:

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

         Tender Offer. As part of the Settlement, on April 9, 2002, an affiliate of the preferred stockholders commenced a cash tender offer at a price of $2.80 per share for up to 1,500,291 shares, or approximately 23% of the Company's outstanding common stock. In accordance with the Settlement, the $2.80 per share tender offer price equaled 105% of the average closing prices of the common stock for the five trading days prior to April 9, 2002. The tender offer expired on May 10, 2002. The preferred stockholders agreed that so long as any tendered shares are held by them or any of their affiliates, the preferred stockholders and their affiliates will cause all such shares held by them, which would otherwise entitle the preferred stockholders and their affiliates, collectively, to cast more than 29.9% of voting power of our outstanding capital stock, to be voted pro-rata with all other votes cast by holders of common stock. The tender offer was intended to provide additional liquidity for the Company's common stockholders and, thereby, provide near term support for the market price of the Company's common stock in light of the one for ten reverse stock split.

         Payment of Attorneys Fees and Expenses. As part of the Settlement, the Company agreed to issue 357,142 shares of the Company's common stock (worth $1.0 million based on the tender offer price of $2.80 per share) to the plaintiff's counsel as attorney's fees and to pay them $0.1 million for expenses. As of June 30, 2002, a reserve for the full amount of these fees and expenses is included in accrued liabilities.

         Litigation

         On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., Rare Medium Group, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, Wolff, et al. v. Rare Medium, Inc., et al., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortious interference with contractual relations, tortious interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiffs' alleged attempt to engage in transactions involving some or all of the approximately 1,200,000 shares of the Company's common stock (prior to the reverse stock split) that the plaintiffs obtained in the Company's acquisition of Big Hand, Inc. The plaintiffs sought unspecified compensatory and punitive damages, interest, attorneys' fees and costs. On October 31, 2001, the Court dismissed the case without prejudice.

         Plaintiffs filed an amended complaint on December 7, 2001 based on substantially the same alleged facts. The amended complaint asserts the following causes of action: (1) breach of contract; (2) tortious interference with contract; and, (3) tortious interference with prospective business advantage. The amended complaint also sought an unspecified amount of actual damages, punitive damages, interest, and costs. On June 27, 2002, the Court dismissed the case with prejudice. On July 16, 2002, the plaintiffs filed a notice of appeal. The Company intends to dispute any appeal vigorously.

         On November 19, 2001, five of the Company's shareholders filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its subsidiaries and certain of their current and former officers and directors, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. The Company intends to dispute this matter vigorously.

         The Company and certain of its subsidiaries (and the Engelhard Corporation) are parties to an arbitration relating to certain agreements that existed between or among the claimant and ICC Technologies, Inc., the Company's former name, and the Engelhard/ICC ("E/ICC") joint venture arising from the desiccant air conditioning business that the Company and its subsidiaries sold in 1998. The claimant has sought $8.5 million for (a) its alleged out of pocket losses in investing in the E/ICC's technology, (b) unjust enrichment resulting from the reorganization of E/ICC in 1998, and (c) lost profits arising from the fact that it was allegedly forced to leave the air conditioning business when the E/ICC joint venture was dissolved. The claimants have indicated that they would accept a $1.6 million settlement. The Company intends to vigorously dispute this action.

         Additionally, from time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such additional legal matters will not have a material adverse effect on the Company's financial position or results of its operations.

(9)      Subsequent Events

         Rights Offering and Reverse Stock Split

         In connection with the Settlement, the Company distributed to each holder of record of its common stock, warrants and preferred stock, as of the close of business on May 16, 2002, one non-transferable right to purchase one additional share of its common stock, for each share held, at a purchase price of $2.01 per share. On July 11, 2002, the rights offering was approved by the Company's stockholders and was concluded on July 16, 2002, with 9,138,105 shares of common stock purchased for total gross proceeds of $18.4 million. Included in the rights offering, the Company's preferred stockholders purchased 3,876,584 shares of non-voting common stock in April 2002 in the advance purchase described in Note 8 and an additional 5,113,628 shares of non-voting common stock pursuant to their over subscription privilege.

         Also in connection with the Settlement, the Company agreed to effect a one for ten reverse stock split in order to assist the Company in meeting the Nasdaq National Market's minimum closing bid price requirement of $1.00 per share. The one for ten reverse stock split was approved by the Company's stockholders on July 11, 2002 and became effective on July 18, 2002. All share data in the accompanying consolidated financial statements, including per share amounts, have been restated to give effect to this reverse stock split.

         MSV Joint Venture Rights Offering

         On August 13, 2002, the MSV Joint Venture held a rights offering allowing its investors to purchase their pro rata share of an aggregate $3.0 million worth of newly issued convertible notes with terms similar to the convertible note already held by the Company's 80% owned MSV Investors Subsidiary. The MSV Investors Subsidiary exercised its basic and over subscription rights and purchased approximately $1.1 million of the convertible notes.

         Listing under Nasdaq National Market

         By letter dated May 16, 2002, Nasdaq notified the Company that the closing bid price of our common stock had not exceeded the $1.00 minimum, and accordingly, its common stock would be delisted from the Nasdaq National Market for failure to satisfy the minimum bid price requirement. On May 17, 2002, the Company requested a hearing before the Nasdaq Listing Qualification Panel. On June 20, 2002, the hearing was held in which the Company presented its case for maintaining the listing of its common stock on the Nasdaq National Market. At the hearing and in communication prior to the hearing, the Company explained to Nasdaq that in order to regain compliance with the requirements for continued listing on the Nasdaq National Market, its board of directors had approved a one for ten reverse stock split, subject to stockholder approval. On July 11, 2002, the Company's stockholders approved the reverse stock split which became effective on July 18, 2002.

         On August 5, 2002, the Nasdaq appeal panel raised concerns and requested additional information concerning the extent of the Company's tangible business operations and stockholders' equity and sought updated financial statements reflecting the impact of the rights offering and the current value of its XM Satellite Radio common stock. The Company responded to these requests on August 12, 2002. The Nasdaq appeal panel has not yet informed the Company of its decision. If its common stock is delisted from the Nasdaq National Market, the Company would seek to transfer the listing of its common stock to the OTC Bulletin Board. However, trading on the OTC Bulletin Board would result in a reduction in the liquidity and the trading volume of the Company's common stock. This lack of liquidity would also make it difficult for the Company to raise additional capital, if necessary. In addition, the delisting of its common stock from the Nasdaq National Market would result in an event of non-compliance under the provisions of the Company's preferred stock. If the Company is unable to obtain a waiver of this event of non-compliance, the preferred stockholders would be entitled to elect a majority of the members of the board of directors which would provide them with the ability to control management and policies.

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

         In November 2001, through our MSV Investors Subsidiary, we became a participant in the MSV Joint Venture, a joint venture which includes TMI Communications, Inc., Motient and the Other MSV Investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. We expect to become an increasingly active participant in the MSV Joint Venture and have designated three members of the 12-member board of directors of the MSV Joint Venture's corporate general partner. In addition, in May 2002, we became affiliated with Miraxis, a development stage company holding a series of licenses with which it intends to provide satellite based multi-channel, broadband data and video service in North America.

         In addition to winding down Rare Medium, Inc., our current operations consist of actively managing our interest in the MSV Joint Venture and seeking other complimentary operational opportunities. Our principal assets consist of our interest in the MSV Joint Venture, five million shares of XM Satellite Radio common stock, a promissory note from Motient Corporation, our remaining investments in our venture portfolio companies and cash, cash equivalents and short-term investments. As a result of uncertainty with respect to the ultimate collection on the Motient notes, we recognized a reserve for the entire amount of these notes. See "Liquidity and Capital Resources" under this
Item 2.

Results of Operations for the Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

   Revenues

         Revenues for the three months ended June 30, 2002 decreased to nil from approximately $0.3 million for the three months ended June 30, 2001, a decrease of approximately $0.3 million. The decrease is the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

   Cost of Revenues

         Cost of revenues includes salaries, payroll taxes and related benefits and other direct costs associated with the generation of revenues. Cost of revenues for the three months ended June 30, 2002 decreased to nil from approximately $32,000 for the three months ended June 30, 2001, a decrease of approximately $32,000. The decrease is the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

   Sales and Marketing Expense

         Sales and marketing expense primarily includes the costs associated with the respective sales force of each Start-up Company, marketing and advertising. Sales and marketing expense for the three months ended June 30, 2002 decreased to nil from approximately $0.1 million for the three months ended June 30, 2001, a decrease of approximately $0.1 million. The decrease is primarily the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

   General and Administrative Expense

         General and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the three months ended June 30, 2002 decreased to $1.0 million from $6.1 million for the three months ended June 30, 2001, a decrease of $5.1 million. This decrease was primarily related to the reduced infrastructure needed to manage our continuing operations and the sale of our majority interest in the operations of three Start-up Companies in 2001. We currently expect our general and administrative expense, as it relates to our existing operations, to remain at this level in future periods.

   Depreciation and Amortization Expense

         Depreciation and amortization expense substantially consists of the depreciation of property and equipment and amortization of intangible assets as a result of the acquisitions of our Start-up Companies. Depreciation and amortization expense for the three months ended June 30, 2002 decreased to approximately $30,000 from $0.6 million for the three months ended June 30, 2001, a decrease of approximately $0.6 million. This decrease is primarily the result of the sale or shutdown of the operations of our Start-up Companies in 2001 and the disposal of property and equipment associated with our restructuring activities. As we have reduced our capital expenditures and have written off all remaining goodwill, we currently expect depreciation expense, as it relates to our existing operations, to remain at this level in future periods.

   Restructuring Charges

         For the three months ended June 30, 2002, we did not record any restructuring charges. For the three months ended June 30, 2001, we recorded restructuring charges of approximately $34,000 primarily relating to the disposition of property and equipment. These restructuring charges were the result of the reduction of our infrastructure needed to manage our continuing operations.

   Interest Income, Net

         Interest income, net for the three months ended June 30, 2002 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments and on our convertible note receivable from the MSV Joint Venture.

   Loss on Investment in Affiliates

         For the three months ended June 30, 2002, we recorded a loss on investments in affiliates of approximately $0.1 million, consisting of our proportionate share of affiliates' operating losses and amortization of our net excess investment over our equity in an affiliate's net assets accounted for under the equity method. For the three months ended June 30, 2001, we recorded a loss on investments in affiliates of $12.7 million, consisting primarily of $8.2 million for the impairment to the carrying value of certain affiliates accounted for under the cost method, $3.1 million for the realized loss on the sale of publicly traded securities, $1.1 million for our proportionate share of affiliates' operating losses and amortization of our net excess investment over our equity in each affiliate's net assets for those affiliates accounted for under the equity method and $0.3 million related to our Start-Up Companies. We will continue to monitor the carrying value our remaining investments in affiliates for further impairment.

   Unrealized Gain on Derivative Instrument

         In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), we recognized a gain of approximately $13.8 million for the three months ended June 30, 2001 related to the increase in the fair value of the exchange feature allowing us to convert the first tranche of the promissory notes from Motient to shares of XM Radio common stock held by Motient.

   Minority Interest

         We received $10.0 million from unaffiliated persons as an investment into our MSV Investors Subsidiary. Minority interest relates to the equity in earnings, primarily the interest income earned on the $50.0 million convertible note from the MSV Joint Venture, which is attributable to those unaffiliated investors.

   (Loss) Gain from Discontinued Operations

         At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. The wind-down of these businesses is expected to be completed during 2002. For the three months ended June 30, 2002, we recognized a gain of $11.5 million as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts. For the three months ended June 30, 2001, we recognized a loss from operations of $23.3 million relating to these businesses.

   Net (Loss) Income

         For the three months ended June 30, 2002, we recorded net income of $11.5 million. The net income was primarily due to the factors described in "General and Administrative Expense," "Depreciation and Amortization Expense," "Interest Income, Net," "Minority Interest" and "(Loss) Gain from Discontinued Operations."

         Included in net income attributable to common shareholders of $8.4 million was $3.1 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Results of Operations for the Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

   Revenues

         Revenues for the six months ended June 30, 2002 decreased to nil from approximately $1.9 million for the six months ended June 30, 2001, a decrease of approximately $1.9 million. The decrease is the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

   Cost of Revenues

         Cost of revenues includes salaries, payroll taxes and related benefits and other direct costs associated with the generation of revenues. Cost of revenues for the six months ended June 30, 2002 decreased to nil from approximately $1.3 million for the six months ended June 30, 2001, a decrease of approximately $1.3 million. The decrease is the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

   Sales and Marketing Expense

         Sales and marketing expense primarily includes the costs associated with the respective sales force of each Start-up Company, marketing and advertising. Sales and marketing expense for the six months ended June 30, 2002 decreased to nil from approximately $1.2 million for the six months ended June 30, 2001, a decrease of approximately $1.2 million. The decrease is primarily the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

   General and Administrative Expense

         General and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the six months ended June 30, 2002 decreased to $3.6 million from $11.5 million for the six months ended June 30, 2001, a decrease of $7.9 million. This decrease was primarily related to the reduced infrastructure needed to manage our continuing operations and the sale of our majority interest in the operations of three Start-up Companies in 2001, partially offset by the legal and advisory costs associated with our negotiations and settlement with the plaintiffs in the purported class action lawsuit. We currently expect our general and administrative expense, as it relates to our existing operations, to remain at this level in future periods.

   Depreciation and Amortization Expense

         Depreciation and amortization expense substantially consists of the depreciation of property and equipment and amortization of intangible assets as a result of the acquisitions of our Start-up Companies. Depreciation and amortization expense for the six months ended June 30, 2002 decreased to approximately $0.1 million from $2.6 million for the six months ended June 30, 2001, a decrease of approximately $2.5 million. This decrease is primarily the result of the sale or shutdown of the operations of our Start-up Companies in 2001 and the disposal of property and equipment associated with our restructuring activities. As we have reduced our capital expenditures and have written off all remaining goodwill, we currently expect depreciation expense, as it relates to our existing operations, to remain at this level in future periods.

   Restructuring Charges

         For the six months ended June 30, 2002, we did not record any restructuring charges. For the six months ended June 30, 2001, we recorded restructuring charges of approximately $1.0 million primarily relating to the disposition of property and equipment. These restructuring charges were the result of the reduction of our infrastructure needed to manage our continuing operations.

   Interest Income, Net

         Interest income, net for the six months ended June 30, 2002 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments and on our convertible note receivable from the MSV Joint Venture.

   Loss on Investment in Affiliates

         For the six months ended June 30, 2002, we recorded a loss on investments in affiliates of approximately $0.1 million, consisting of our proportionate share of affiliates' operating losses and amortization of our net excess investment over our equity in an affiliate's net assets accounted for under the equity method. For the six months ended June 30, 2001, we recorded a loss on investments in affiliates of $23.6 million, $15.6 million for the impairment to the carrying value of certain affiliates accounted for under the cost method, $3.1 million for the realized loss on the sale of publicly traded securities, $2.2 million for our proportionate share of affiliates' operating losses and amortization of our net excess investment over its equity in each affiliate's net assets for those affiliates accounted for under the equity method, and $2.7 million related to our Start-Up Companies. We will continue to monitor the carrying value our remaining investments in affiliates for further impairment.

   Unrealized Gain on Derivative Instrument

         In accordance with SFAS No. 133, we recognized a gain of approximately $13.8 million for the three months ended June 30, 2001 related to the increase in the fair value of the exchange feature allowing us to convert the first tranche of the promissory notes from Motient to shares of XM Radio common stock held by Motient.

   Minority Interest

         We received $10.0 million from unaffiliated persons as an investment into our MSV Investors Subsidiary. Minority interest relates to the equity in earnings, primarily the interest income earned on the $50.0 million convertible note from the MSV Joint Venture, which is attributable to those unaffiliated investors.

   (Loss) Gain from Discontinued Operations

         At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. The wind-down of these businesses is expected to be completed during 2002. For the six months ended June 30, 2002, we recognized a gain of $11.5 million as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts. For the six months ended June 30, 2001, we recognized a loss from operations of $67.0 million relating to these businesses.

   Net Income

         For the six months ended June 30, 2002, we recorded net income of $10.3 million. The net income was primarily due to the factors described in "General and Administrative Expense," "Depreciation and Amortization Expense," "Interest Income, Net," "Minority Interest" and "(Loss) Gain from Discontinued Operations."

         Included in net income attributable to common shareholders of $4.1 million was $6.2 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

   Liquidity and Capital Resources

         We had $19.9 million in cash, cash equivalents and short-term investments as of June 30, 2002. Cash used in operating activities from continuing operations was $3.2 million for the six months ended June 30, 2002 and resulted primarily from cash used for general corporate overhead including professional fees associated with the settlement of certain litigation matters. Cash used in operating activities from discontinued operations was $1.3 million for the six months ended June 30, 2002 which primarily relates to settlements of existing liabilities and, to a lesser extent, legal fees associated with the wind down of Rare Medium, Inc. and other businesses. We expect cash used in continuing operations, as it relates to our existing operations, to remain at approximately this level in future periods.

         Cash used in investing activities from continuing operations was $0.1 million, excluding the $2.5 million resulting from the net sale of short-term investments, for the six months ended June 30, 2002, which primarily consists of the $0.4 million used to purchase an investment in Miraxis, LLC, partially offset by $0.3 million of cash received from an investment in an affiliate with whom we had a dispute. We do not have any future funding commitments with respect to any of our investments. However, on August 13, 2002, in connection with the MSV Joint Venture rights offering, we purchased, through our MSV Investors Subsidiary, $1.1 million of newly issued convertible notes with terms similar to the convertible note already held by the MSV Investors Subsidiary. Furthermore, we expect that the MSV Joint Venture will require additional funding from time to time, and we may choose to exercise our preemptive rights to provide our pro rata share of such funding, subject to our liquidity and capital resources at the time.

         Cash provided by financing activities was $7.7 million for the six months ended June 30, 2002, which primarily consists of the proceeds from the advance purchase, by our preferred stockholders, of 3,876,584 shares of our non-voting common that they would otherwise have been entitled to purchase as part of the rights offering, partially offset by the costs of the rights offering.

   Motient Promissory Note

         On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, we cancelled the outstanding promissory notes with an aggregate principal amount of $26.2 million and accepted a new note in the principal amount of $19.0 million that was issued by a new wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture. The new note is due in three years and bears interest at a rate of 9% per annum. As a result of uncertainty with respect to the ultimate collection on the new note, we continue to maintain a reserve for the entire amount of the note. If we recover any amount on the new note, adjustments to the reserve would be reflected as other income in the accompanying consolidated statements of operations.

   MSV Joint Venture Convertible Note Receivable

         Through our 80% owned MSV Investors Subsidiary, we are an active participant in the MSV Joint Venture, a joint venture that includes TMI Communications, Inc., Motient, and the Other MSV Investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. On November 26, 2001, through our MSV Investors Subsidiary, we purchased a $50.0 million interest in the MSV Joint Venture in the form of a convertible note (the "MSV Note"). Immediately prior to the purchase of the convertible note, Rare Medium Group contributed $40.0 million to the MSV Investors Subsidiary and a group of unrelated third parties contributed $10.0 million. The MSV Note bears interest at a rate of 10% per year, has a maturity date of November 26, 2006, and is convertible at any time at the option of our MSV Investors Subsidiary into equity interests in the MSV Joint Venture. The MSV Note automatically converts into equity interests upon the MSV Joint Venture obtaining certain approvals from the FCC and its Canadian equivalent, Industry Canada. Upon conversion, our MSV Investors Subsidiary would own approximately 30.8% of the equity interests in the MSV Joint Venture. However, in the event that the MSV Joint Venture receives approval from the FCC by March 31, 2003 with regard to its plans for a next-generation satellite system complemented by ancillary terrestrial base stations, certain other investors in MSV are obligated to invest an additional $50.0 million in the MSV Joint Venture and, thereafter, our MSV Investors Subsidiary would own approximately 23.6% of the equity interests in the MSV Joint Venture. The fair value of the MSV Note approximates book value based on the equity value of the MSV Joint Venture's recent funding transactions assuming conversion of such note.

         On August 13, 2002, the MSV Joint Venture held a rights offering allowing its investors to purchase their pro rata share of an aggregate $3.0 million worth of newly issued convertible notes with terms similar to the convertible note already held by our MSV Investors Subsidiary. The MSV Investors Subsidiary exercised its basic and over subscription rights and purchased approximately $1.1 million of the convertible notes.

   Rights Offering and Advance Purchase

         In connection with the settlement of the purported class action lawsuit, we distributed to each holder of record of our common stock, warrants and preferred stock, as of the close of business on May 16, 2002, one non-transferable right to purchase one additional share of our common stock, for each share held, at a purchase price of $2.01 per share. On July 11, 2002, the rights offering was approved by our stockholders and was concluded on July 16, 2002, with 9,138,105 shares of our common stock purchased for total gross proceeds of approximately $18.4 million. Included in the rights offering, the preferred stock holders purchased 3,876,584 shares of non-voting common stock in April 2002 in the advance purchase for total gross proceeds of approximately $7.8 million and an additional 5,113,628 shares of non-voting common stock pursuant to their over subscription privilege.

   Listing under the Nasdaq National Market

         By letter dated May 16, 2002, Nasdaq notified us that the closing bid price of our common stock had not exceeded the $1.00 minimum, and accordingly, our common stock would be delisted from the Nasdaq National Market for failure to satisfy the minimum bid price requirement. On May 17, 2002, we requested a hearing before the Nasdaq Listing Qualification Panel. On June 20, 2002, the hearing was held in which we presented our case for maintaining the listing of our common stock on the Nasdaq National Market. At the hearing and in communication prior to the hearing, we explained to Nasdaq that in order to regain compliance with the requirements for continued listing on the Nasdaq National Market, our board of directors had approved a one for ten reverse stock split, subject to stockholder approval. On July 11, 2002, our stockholders approved the reverse stock split which became effective on July 18, 2002.

         On August 5, 2002, the Nasdaq appeal panel raised concerns and requested additional information concerning the extent of our tangible business operations and stockholders' equity and sought updated financial statements reflecting the impact of the rights offering and the current vaue of our XM Satellite Radio common stock. We responded to these requests on August 12, 2002. The Nasdaq appeal panel has not yet informed us of their decision. Despite our response and the reverse stock split, there can be no assurances that the panel will not recommend that our common stock be delisted from the Nasdaq National Market. If our common stock is delisted from the Nasdaq National Market, we would seek to transfer the listing of our common stock to the OTC Bulletin Board. However, trading on the OTC Bulletin Board would result in a reduction in the liquidity and the trading volume of our common stock. This lack of liquidity would also make it difficult for us to raise capital. Furthermore, there can be no assurance that we would be permitted to trade on the OTC Bulletin Board. In addition, the delisting of our common stock from the Nasdaq National Market would result in an event of non-compliance under the provisions of our preferred stock. If we are unable to obtain a waiver of this event of non-compliance, the preferred stockholders would be entitled to elect a majority of the members of our board of directors which would provide them with the ability to control our management and policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to certain market risks from changes in the price of the XM Satellite Radio publicly traded common stock. We account for our investment in XM Satellite Radio common stock as an available-for-sale, marketable security and report such investment at fair value with net unrealized gains and losses recorded in stockholders' equity. Gains and losses will be recognized in our statements of operations when realized. At June 30, 2002, the reported value of XM Satellite Radio common stock in our balance sheet was approximately $36.3 million, or $7.25 per share, resulting in an unrealized gain of approximately $4.8 million. Changes in the market price of XM Satellite Radio common stock could cause fluctuations in our earnings and financial position. From January 1, 2002 to August 9, 2002, the market price of XM Satellite Radio common stock traded in a range of $2.63 to $19.20 per share. As of the close of business on August 9, 2002, the market price of XM Satellite Radio common stock was $2.80 per share.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

         A number of purported class action lawsuits were filed by the holders of the Company's common stock in the Court of Chancery of the State of Delaware challenging the plan of merger with Motient Corporation that was ultimately terminated on October 1, 2001. All of the complaints name the Company and members of the Company's board of directors as defendants. Most of the complaints name the holders of the Company's preferred stock, and certain of their affiliates, as defendants, and some of the complaints name Motient as a defendant. On June 22, 2001, the Delaware court entered an order to consolidate all of the Delaware lawsuits for all purposes into a single purported class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879-NC. On August 7, 2001, a Consolidated Amended Class Action Complaint was filed in Delaware Chancery Court. The Delaware Chancery Court has not yet certified the consolidated lawsuit as a class action. The lawsuit alleges that the defendants breached duties allegedly owed to the holders of the Company's common stock in connection with the merger agreement and sought to stop the merger and/or obtain monetary damages. On April 2, 2002, the Company entered into a Stipulation of Settlement, subject to court approval, in which it agreed to effectuate a reverse stock split, commence a rights offering and take certain other corporate actions. In connection with the settlement, the Company agreed to issue 357,142 shares of the Company's common stock (worth $1.0 million based on the tender offer price of $2.80 per share) to the plaintiff's counsel as attorney's fees and pay the plaintiff's counsel $0.1 million for expenses.

         On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., Rare Medium Group, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, Wolff, et al. v. Rare Medium, Inc., et al., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortious interference with contractual relations, tortious interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiffs' alleged attempt to engage in transactions involving some or all of the approximately 1,200,000 shares of the Company's common stock (prior to the reverse stock split) that the plaintiffs obtained in the Company's acquisition of Big Hand, Inc. The plaintiffs sought unspecified compensatory and punitive damages, interest, attorneys' fees and costs. On October 31, 2001, the Court dismissed the case without prejudice.

         Plaintiffs filed an amended complaint on December 7, 2001 based on substantially the same alleged facts. The amended complaint asserts the following causes of action: (1) breach of contract; (2) tortious interference with contract; and, (3) tortious interference with prospective business advantage. The amended complaint also sought an unspecified amount of actual damages, punitive damages, interest, and costs. On June 27, 2002, the Court dismissed the case with prejudice. On July 16, 2002, the plaintiffs filed a notice of appeal. The Company intends to dispute any appeal vigorously.

         On November 19, 2001, five of the Company's shareholders filed a complaint against the Company, certain of its subsidiaries and certain of their current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. The Company intends to dispute this matter vigorously.

         The Company and certain of its subsidiaries (and the Engelhard Corporation) are parties to an arbitration relating to certain agreements that existed between or among the claimant and ICC Technologies, Inc., the Company's former name, and the Engelhard/ICC ("E/ICC") joint venture arising from the desiccant air conditioning business that the Company and its subsidiaries sold in 1998. The claimant has sought $8.5 million for (a) its alleged out of pocket losses in investing in the E/ICC's technology, (b) unjust enrichment resulting from the reorganization of E/ICC in 1998, and (c) lost profits arising from the fact that it was allegedly forced to leave the air conditioning business when the E/ICC joint venture was dissolved. The claimants have indicated that they would accept a $1.6 million settlement. The Company intends to vigorously dispute this action.

         In 2000, Rare Medium, Inc. entered into a strategic alliance agreement, as amended, with a software company (the "Partner") to assist in the training of personnel and development and delivery by Rare Medium, Inc. of solutions built utilizing the Partner's technology. Under the terms of the alliance, the Partner was to provide Rare Medium, Inc. with refundable advances of approximately $17.1 million, on an interest-free basis, to be paid to Rare Medium, Inc. over the term of the two-year agreement, subject to Rare Medium, Inc.'s compliance with certain requirements set forth in the agreement. The amount and timing of the repayment of the advances were adjustable based on Rare Medium, Inc.'s achievement of certain milestones in accordance with the terms of the agreement. The Partner and Rare Medium, Inc. had a dispute as to whether certain milestones were achieved. Efforts at renegotiating the payment schedule and milestones were not successful. In July 2001, the Partner commenced an arbitration against Rare Medium, Inc. seeking the return of the approximately $8.6 million, plus interest, that had been advanced by the Partner. On May 6, 2002, Rare Medium, Inc. and the Partner settled this dispute and certain related disputes with an affiliate of the Partner, with Rare Medium, Inc. agreeing to pay the affiliate of the Partner $0.9 million.

Item 2.  Changes in Securities

(a)      Not applicable

(b)      Not applicable

(c) On April 2, 2002, the Company sold 3,876,584 shares of its non-voting common stock, par value $0.01 per share, for cash proceeds of $7.8 million in a private placement under Section 4(2) of the Securities Act. The private placement was made to the holder of all of our preferred stock (the "Apollo Stockholders") pursuant to an investment agreement. The net proceeds from this offering will be used to supplement our cash resources, to satisfy our ongoing cash requirements, including general and administrative expenses, and to take advantage of business opportunities, including maintaining or increasing our stake in the MSV Joint Venture.

         Pursuant to the Investment Agreement, and approved by the Company's stockholders on July 11, 2002, the Apollo Stockholders are permitted to exchange their shares of non-voting common stock for shares of voting common stock only in the following two circumstances: (1) as part of a transfer of the Apollo Stockholders' holdings to a person not affiliated with the Apollo Stockholders, in an amount not to exceed 10% of our voting power, and such transferee, to the knowledge of the Apollo Stockholders, will not, as a result of the transfer, hold more than 15% of our voting power; and (2) at any time, so long as the voting power of the Apollo Stockholders, after giving effect to any such exchange, does not exceed 29.9% of the outstanding voting power which is the percentage of the outstanding voting power which the Apollo Stockholders were entitled to cast prior to the April 2, 2002 advance purchase.

(d)      Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submissions of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

           Exhibit        Description
            Number

             10.1   -     Investment Agreement, dated as of April 2, 2002,
                          between the Company and the Apollo Stockholders, which was filed as Exhibit 99.2 to the Company's
                          Current Report on Form 8-K, filed on April 4, 2002, and is hereby incorporated by reference.

             10.2   -     Stipulation of Settlement in the matter of In Re
                          Rare Medium Group, Inc. Shareholders Litigation,
                          Consolidated C.A. No. 18879 NC, which was filed as
                          Exhibit 99.3 to the Company's Current Report on Form
                          8-K, filed on April 4, 2002, and is hereby incorporated by reference.

             10.3   -     Senior Indebtedness Note in the amount of $19.0
                          million, dated May 1, 2002, issued by MVH Holdings,
                          Inc. to the Company.

             10.4   -     Employment Agreement, dated as of May 23, 2002,
                          between Rare Medium Group, Inc. and Jeffrey Leddy.

             99.1   -     Certification Pursuant to 18 U.S.C Section 1350,
                          as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

         On April 4, 2002, the Company filed a report on Form 8-K (i) announcing and describing the settlement of a purported class action lawsuit filed in Delaware Chancery Court challenging the proposed merger between the Company and Motient Corporation, (ii) announcing the Company's intention to effectuate a one for ten reverse stock split and (iii) announcing the Company's intention to commence a rights offering.

         On May 13, 2002, the Company filed a report on Form 8-K (i) announcing that the Board of Directors had fixed May 16, 2002 as the record date for the special meeting of stockholders and (ii) stockholders of record at close of business on May 16, 2002 will receive rights to purchase additional shares of common stock in the rights offering.

         On May 17, 2002, the Company filed a report on Form 8-K announcing that it received notice from Nasdaq indicating that the Company failed to comply with the minimum bid price requirement for continued listing on the Nasdaq National Market and that it had requested a hearing to appeal the Nasdaq determination.


                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 2002     By: /s/ GLENN S. MEYERS
                              -------------------------------------------------
                                  Glenn S. Meyers
                                  Chief Executive Officer

Date: August 14, 2002     By: /s/ CRAIG C. CHESSER
                              -------------------------------------------------
                                  Craig C. Chesser
                                  Senior Vice President Finance and Treasurer
                                  (Principal Financial Officer)

Date: August 14, 2002     By: /s/ MICHAEL A. HULTBERG
                              -------------------------------------------------
                                  Michael A. Hultberg
                                  Senior Vice President and Controller
                                  (Principal Accounting Officer)