Form 10-Q
period 2002-09-30
RARE MEDIUM GROUP INC
filed 2002-11-13
CIK 756502

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2002, or

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

Number of shares outstanding of the issuer's common stock, as of November
8, 2002:

Voting Common Stock, par value $0.01 per share              6,682,615
            Class                                  Number of shares outstanding

Non-Voting Common Stock, par value $0.01 per share          8,990,212
          Class                                    Number of shares outstanding


                                                     INDEX

                                                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets as of December 31, 2001 and September 30, 2002
       (Unaudited)                                                                                           2
     Unaudited Consolidated Statements of Operations - Three and nine months ended
       September 30, 2001 and 2002                                                                           3
     Unaudited Consolidated Statements of Cash Flows - Nine months ended September
       30, 2001 and 2002                                                                                     4
     Notes to Unaudited Consolidated Financial Statements                                                    5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                          11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          17

Item 4.  Controls and Procedures                                                                             17

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                   18

Item 2.  Changes in Securities                                                                               19

Item 3.  Defaults Upon Senior Securities                                                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                                                 19

Item 5.  Other Information                                                                                   20

Item 6.  Exhibits and Reports on Form 8-K                                                                    20

SIGNATURES                                                                                                   21

CERTIFICATIONS                                                                                               22


                                                 RARE MEDIUM GROUP, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                            (In thousands except share data)

                                                                                         December 31,        September 30,
                                                                                             2001                2002
                                                                                        ----------------    ----------------
                                                                                                             (Unaudited)
                                        Assets
Current assets:
   Cash and cash equivalents                                                                 $    7,061         $    28,569
   Short-term investments                                                                         9,746               3,164
                                                                                        ----------------    ----------------
     Total cash, cash equivalents and short-term investments                                     16,807              31,733
   Investment in XM Satellite Radio                                                              91,800              12,687
   Prepaid expenses and other current assets                                                      1,508                 518
                                                                                        ----------------    ----------------
     Total current assets                                                                       110,115              44,938

Property and equipment, net                                                                         169                  42
Note receivable from the Mobile Satellite Venture, L.P.                                          50,486              55,457
Note receivable from Motient Corporation, net                                                        --                  --
Investments in affiliates                                                                         2,600               2,471
Other assets                                                                                        346                 228
                                                                                        ----------------    ----------------
       Total assets                                                                          $  163,716         $   103,136
                                                                                        ================    ================

                          Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                          $    5,299         $     3,438
   Accrued liabilities                                                                            9,428               7,627
   Other current liabilities                                                                     10,030                 156
                                                                                        ----------------    ----------------
     Total current liabilities                                                                   24,757              11,221
Other noncurrent liabilities                                                                         --                  --
                                                                                        ----------------    ----------------
       Total liabilities                                                                         24,757              11,221
                                                                                        ----------------    ----------------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized
  discount of $45,768 and $42,472, respectively                                                  59,558              68,111
                                                                                        ----------------    ----------------
Minority interest                                                                                10,097              11,069
                                                                                        ----------------    ----------------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued 1,053,259 shares as Series A Convertible Preferred Stock at December 31, 2001 and
     1,105,830 shares at September 30, 2002                                                          --                  --
   Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 6,532,496 shares at December 31, 2001 and 6,682,615 shares at
     September 30, 2002                                                                              65                  67
   Non-voting common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding nil shares at December 31, 2001 and 8,990,212 shares at
     September 30, 2002                                                                              --                  90
   Additional paid-in capital                                                                   530,543             547,195
   Accumulated other comprehensive income                                                        60,336                  --
   Accumulated deficit                                                                         (521,469)           (534,446)
   Treasury stock, at cost, 6,622 shares                                                           (171)               (171)
                                                                                        ----------------    ----------------
       Total stockholders' equity                                                                69,304              12,735
                                                                                        ----------------    ----------------
       Total liabilities and stockholders' equity                                            $  163,716         $   103,136
                                                                                        ================    ================


                            See accompanying notes to unaudited consolidated financial statements.


                                                        RARE MEDIUM GROUP, INC.
                                            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (In thousands except share data)

                                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                                    ---------------------------------    --------------------------------
                                                        2001               2002              2001              2002
                                                    --------------     --------------    -------------    ---------------
Revenues                                               $         25    $         --    $      1,887    $         --
Cost of revenues                                                  2              --           1,337              --
                                                       ------------    ------------    ------------    ------------
   Gross profit                                                  23              --             550              --
Expenses:
   Sales and marketing                                           28              --           1,257              --
   General and administrative                                 2,737           1,266          14,236           4,907
   Depreciation and amortization                                398              28           2,981              87
   Restructuring charges                                        125              --           1,071              --
                                                       ------------    ------------    ------------    ------------
     Total expenses                                           3,288           1,294          19,545           4,994
                                                       ------------    ------------    ------------    ------------
Loss from operations                                         (3,265)         (1,294)        (18,995)         (4,994)
Interest income, net                                          3,010           1,418           7,481           4,122
Loss on investments in affiliates                           (18,212)           (171)        (41,844)           (228)
Other expense, net                                          (14,821)        (14,813)           (683)        (14,799)
Minority interest                                                --            (258)             --            (746)
                                                       ------------    ------------    ------------    ------------
Loss before taxes and discontinued operations               (33,288)        (15,118)        (54,041)        (16,645)
Income tax benefit                                               --              --              --             350
                                                       ------------    ------------    ------------    ------------
Loss before discontinued operations                         (33,288)        (15,118)        (54,041)        (16,295)
Discontinued operations:
   Loss from discontinued operations                        (50,677)             --        (117,647)             --
   (Loss) gain from wind-down of discontinued
     operations                                              (3,073)            413          (3,073)         11,871
                                                       ------------    ------------    ------------    ------------
       (Loss) gain from discontinued operations             (53,750)            413        (120,720)         11,871
                                                       ------------    ------------    ------------    ------------
Net loss                                                    (87,038)        (14,705)       (174,761)         (4,424)
   Cumulative dividends and accretion of convertible
     preferred stock to liquidation value                    (3,001)         (2,370)         (8,900)         (8,553)
                                                       ------------    ------------    ------------    ------------
Net loss attributable to common stockholders           $    (90,039)   $    (17,075)   $   (183,661)   $    (12,977)
                                                       ============    ============    ============    ============
Basic and diluted (loss) earnings per share:
  Continuing operations                                $      (5.72)   $      (1.18)   $      (9.92)   $      (2.35)
  Discontinued operations                                     (8.48)           0.03          (19.04)           1.12
                                                       ------------    ------------    ------------    ------------
     Net loss per share                                $     (14.20)   $      (1.15)   $     (28.96)   $      (1.23)
                                                       ============    ============    ============    ============
  Weighted average common shares outstanding              6,341,683      14,800,273       6,341,749      10,587,212
                                                       ============    ============    ============    ============


                                See accompanying notes to unaudited consolidated financial statements.


                                                        RARE MEDIUM GROUP, INC.
                                            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (In thousands)

                                                                                      Nine Months Ended September 30,
                                                                                     --------------------------------
                                                                                         2001              2002
                                                                                     -------------     --------------
Cash flows from operating activities:
   Net loss                                                                            $ (174,761)          $ (4,424)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Loss (gain) from discontinued operations                                             120,720            (11,871)
     Depreciation and amortization                                                          2,981                 87
     Loss on investments in affiliates                                                     41,844                228
     Unrealized loss on derivative instrument                                               1,511                 --
     Loss on XM Satellite Radio common stock                                                   --             14,864
     Non-cash restructuring charges                                                           689                 --
     Non-cash interest, net                                                                (1,511)                --
     Non-cash compensation benefit                                                             --               (228)
     Changes in assets and liabilities, net of sale of businesses:
       Prepaid expenses and other assets                                                   (1,256)            (3,086)
       Deferred revenue                                                                       666                 --
       Accounts payable, accrued and other liabilities                                        728               (167)
                                                                                     -------------     --------------
           Net cash used in continuing operations                                          (8,389)            (4,597)
           Net cash used in discontinued operations                                       (26,996)            (1,546)
                                                                                     -------------     --------------
           Net cash used in operating activities                                          (35,385)            (6,143)
Cash flows from investing activities:
   Cash paid for investments in affiliates                                                 (6,199)              (400)
   Cash received from investment in affiliates                                              3,556                300
   Cash received from sale of XM Satellite Radio common stock                                  --              3,944
   Purchase of notes receivable                                                           (50,000)            (1,118)
   Purchases of property and equipment                                                        (95)                --
   Purchases of short-term investments                                                    (72,860)            (5,176)
   Sales of short-term investments                                                         83,587             11,309
                                                                                     -------------     --------------
           Net cash (used in) provided by continuing operations                           (42,011)             8,859
           Net cash (used in) provided by discontinued operations                          (3,592)               500
                                                                                     -------------     --------------
           Net cash (used in) provided by investing activities                            (45,603)             9,359
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of costs                                        --             18,112
   Contribution from minority interest of consolidated subsidiary                              --                177
   Proceeds from issuance of common stock in connection with the exercise of
     warrants and options                                                                      22                  3
                                                                                     -------------     --------------
           Net cash provided by financing activities                                           22             18,292
                                                                                     -------------     --------------
Net (decrease) increase in cash and cash equivalents                                      (80,966)            21,508
Cash and cash equivalents, beginning of period                                            113,018              7,061
                                                                                     -------------     --------------
Cash and cash equivalents, end of period                                               $   32,052           $ 28,569
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

         In November 2001, through its 80% owned MSV Investors, LLC subsidiary ("MSV Investors Subsidiary"), the Company became a participant in the Mobile Satellite Venture, L.P. joint venture ("MSV Joint Venture"), a joint venture that includes TMI Communications, Inc., Motient Corporation ("Motient"), and certain other investors (collectively, the "Other MSV Investors"). The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. The Company expects to become an increasingly active participant in the MSV Joint Venture and has designated three members of the 12-member board of directors of the MSV Joint Venture's corporate general partner. In addition, in May 2002, the Company became affiliated with Miraxis, LLC ("Miraxis"), a development stage company having access to a series of licenses with which it intends to provide satellite based multi-channel, broadband data and video services in North America (see Note 7).

         In addition to winding down Rare Medium, Inc., the Company's current operations consist of actively managing its interest in the MSV Joint Venture, significantly influencing the operations of Miraxis and seeking other complementary operational opportunities. As of November 8, 2002, the Company's principal assets consist of its interest in the MSV Joint Venture, a promissory note from Motient (see Note 3), its interest in Miraxis, its remaining investments in its venture portfolio companies and cash, cash equivalents and short-term investments.

         As a result of the decision to discontinue the operations of Rare Medium, Inc. and LiveMarket, the operating results reported in our statements of operations as continuing operations include the consolidated results of the Company, its MSV Investors Subsidiary, and its Start-up Companies through their respective dates of sale or shutdown. The results of Rare Medium, Inc. and LiveMarket are reflected as discontinued operations.

         The Company is headquartered in New York, New York.

(2)  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2001 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation. In addition, all share data, including per share amounts, have been restated to give effect to the ten for one reverse stock split completed on July 18, 2002.

                          RARE MEDIUM GROUP, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

         On October 1, 2001, and again on October 8, 2001, the Company extended the maturity date of the notes. On October 12, 2001, in accordance with the terms of the notes, the Company received five million shares of XM Satellite Radio as payment for $26.2 million of the notes and accrued interest. The maturity date for the remaining balance of the Motient Notes in the principal amount of approximately $26.2 million, and interest thereon, was extended for 60 days. On January 10, 2002, Motient and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. As part of its filing, Motient indicated that it would likely challenge the Company's right to the $26.2 million outstanding principal balance and accrued interest thereon, as well as the delivery of the shares of XM Satellite Radio common stock as partial repayment of the aggregate $50.0 million principal amount of the notes.
As a result of uncertainty with respect to the ultimate collection on the notes, a reserve was recognized for the entire amount.

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

(4)  Discontinued Operations

         At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and the LiveMarket subsidiary was made in light of their performance and prospects. The wind-down of these businesses is expected to be substantially completed during 2002. As of September 30, 2002, the remaining assets of Rare Medium, Inc. and LiveMarket totaled approximately $0.7 million, consisting of cash (including cash collateralizing a letter of credit) and other assets. The liabilities of these subsidiaries totaled approximately $5.3 million, consisting of accounts payable, accrued expenses and other current liabilities. For the three and nine months ended September 30, 2002, the Company recognized a gain of $0.4 million and $11.9 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

(5)  Stockholders' Equity

     Common Stock Transactions

         In connection with the settlement of a purported class action lawsuit (as described in Note 8), the Company distributed to each holder of record of its common stock, warrants and preferred stock, as of the close of business on May 16, 2002, one non-transferable right to purchase one additional share of its common stock, for each share held, at a purchase price of $2.01 per share. On July 11, 2002, the rights offering was approved by the Company's stockholders and was concluded on July 16, 2002, with 9,138,105 shares of common stock purchased for gross proceeds of $18.4 million. Included in the rights offering is the advance purchase by the Company's preferred stockholders of 3,876,584 shares of non-voting common stock in April 2002 for total gross proceeds of $7.8 million as described in Note 8 and an additional 5,113,628 shares of non-voting common stock purchased by the Company's preferred stockholders pursuant to their over subscription privilege.

(6)  Investment in XM Satellite Radio

         The Company classifies its investment in XM Satellite Radio common stock as an available-for-sale, marketable security and reports such investment at fair value with net unrealized gains and losses recorded in stockholders' equity. Gains and losses are recognized in the accompanying consolidated statements of operations when realized or when a decline in value is considered to be other than temporary. During the three months ended September 30, 2002, the Company sold an aggregate of 970,000 shares of XM Satellite Radio common stock at an average price of $4.10 per share, resulting in net proceeds of $3.9 million. These sales resulted in a loss of approximately $2.2 million which is included in "Other Expense, Net" on the accompanying consolidated statements of operations. Subsequent to September 30, 2002, the Company sold its remaining 4,030,000 shares of the stock at an average price of $3.18 per share, resulting in net proceeds of $12.7 million (see Note 9). The Company recognized an additional loss of approximately $12.7 million for the other than temporary impairment in the value of these shares sold subsequent to September 30, 2002. At September 30, 2002, the reported value of the shares in the accompanying consolidated balance sheet was approximately $12.7 million, representing the net value received from the sale of the stock after September 30, 2002.

(7)  Business Transaction

         On May 28, 2002, the Company acquired Series B Preferred Shares and a warrant from Miraxis for approximately $0.4 million, representing an ownership on a fully diluted basis of approximately 30%. Miraxis is a development stage, privately held telecommunications company having access to a series of licenses with which it intends to provide satellite based multi-channel, broadband data and video services in North America. Additionally, the Company entered into a management support agreement with Miraxis whereby the Company's President and Chief Operating Officer will provide certain services to Miraxis through February 2003 in exchange for additional Series B Preferred Shares and warrants. This investment is included in "Investments in Affiliates" on the accompanying consolidated balance sheets and is being accounted for under the equity method with the Company's share of Miraxis' loss being recorded in "Loss on Investments in Affiliates" on the accompanying consolidated statements of operations.

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

         On April 2, 2002, the Company and its preferred stockholders entered into a Stipulation of Settlement (the "Settlement") with the plaintiffs relating to the purported class action lawsuit, which is subject to a court hearing on December 2, 2002. In connection with the Settlement, the Company agreed to effect a one for ten reverse stock split, to commence a rights offering and to take certain other corporate actions. Also in connection with the Settlement, the Company entered into an investment agreement with its preferred stockholders who agreed to purchase in advance of the rights offering 3,876,584 of shares of the Company's non-voting common stock. This purchase equaled the number of shares of voting common stock that they would otherwise have been entitled to purchase in the rights offering, after giving effect to the cancellation of 20% of the outstanding warrants in connection with the Settlement. An affiliate of the preferred stockholders also commenced a cash tender offer for up to 1,500,291 shares of the Company's common stock on April 9, 2002.

         Reverse Split of our Common Stock. As part of the Settlement, the Company agreed to effect a one for ten reverse stock split in order to assist the Company in meeting the Nasdaq National Market's minimum closing bid price requirement of $1.00 per share. The one for ten reverse stock split was approved by the Company's stockholders on July 11, 2002 and became effective on July 18, 2002.

         Rights Offering. In the rights offering, the Company distributed to each holder of record of common stock, warrants and preferred stock, as of the close of business on May 16, 2002, one non-transferable right to purchase one additional share of the Company's common stock, for each share held, at a purchase price of $2.01 per share. The rights offering was concluded on July 16, 2002, with 9,138,105 shares of common stock purchased for total gross proceeds of $18.4 million. Included in the rights offering is the advance purchase by the Company's preferred stockholders of 3,876,584 shares of non-voting common stock in April 2002 as described below and an additional 5,113,628 shares of non-voting common stock purchased by the Company's preferred stockholders pursuant to their over subscription privilege.

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

         The plaintiffs filed an amended complaint on December 7, 2001 based on substantially the same alleged facts. The amended complaint asserts the following causes of action: (1) breach of contract; (2) tortious interference with contract; and, (3) tortious interference with prospective business advantage. The amended complaint also sought an unspecified amount of actual damages, punitive damages, interest, and costs. On June 27, 2002, the Court dismissed the case with prejudice. On July 16, 2002, the plaintiffs filed a notice of appeal. On October 31, 2002, the plaintiffs filed their brief in support of their appeal. The Company intends to dispute this appeal vigorously.

         On November 19, 2001, five of the Company's shareholders filed a complaint against the Company, certain of its subsidiaries and certain of their current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants:
(1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, the Company filed a motion to dismiss on behalf of itself and its current and former officers and directors. On November 5, 2002, the plaintiffs filed a brief in opposition to the motion to dismiss. The Company intends to continue to dispute this matter vigorously.

         The Company and certain of its subsidiaries (along with the Engelhard Corporation) are parties to an arbitration relating to certain agreements that existed between or among the claimant and ICC Technologies, Inc., the Company's former name, and the Engelhard/ICC ("E/ICC") joint venture arising from the desiccant air conditioning business that the Company and its subsidiaries sold in 1998. The claimant has sought $8.5 million for (1) its alleged out of pocket losses in investing in the E/ICC's technology; (2) unjust enrichment resulting from the reorganization of E/ICC in 1998; and (3) lost profits arising from the fact that it was allegedly forced to leave the air conditioning business when the E/ICC joint venture was dissolved. The Company intends to vigorously dispute this action.

         On July 26, 2002, plaintiffs James D. Loeffelbein, Terrie L. Pham and certain related parties filed suit against the lead plaintiff's counsel in the purported class action lawsuit, the Company, certain of its current and former officers, its former investor relations firm and a former employee of plaintiff Loeffelbein in the District Court of Johnson County, Kansas, Loeffelbein v. Milberg Weiss Bershad Hynes & Lerach, LLP, et al., 02 CV 04867. The plaintiffs assert claims for fraud, negligence and breach of fiduciary duty against all of the Company and certain of its current and former officers in connection with allegedly false statements purportedly made to the plaintiffs. The plaintiffs have sought unspecified damages from the defendants. On September 11, 2002, the matter was removed to the United States District Court for the District of Kansas. On October 11, 2002, the plaintiffs sought to have the matter remanded to state court. The Company intends to oppose this motion and to dispute this matter vigorously.

         Though it intends to continue to vigorously contest each of the aforementioned cases, the Company is unable to predict their respective outcomes, or reasonably estimate a range of possible losses, if any, given the current status of these cases. Additionally, from time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such additional legal matters will not have a material adverse effect on the Company's financial position or results of its operations.

(9)  Subsequent Events

     Listing under the Nasdaq National Market

         By letter dated May 16, 2002, Nasdaq notified the Company that the closing bid price of our common stock had not exceeded the $1.00 minimum, and accordingly, its common stock would be delisted from the Nasdaq National Market for failure to satisfy the minimum bid price requirement. On May 17, 2002, the Company requested a hearing before the Nasdaq Listing Qualification Panel (the "Panel"). On June 20, 2002, the hearing was held in which the Company presented its case for maintaining the listing of its common stock on the Nasdaq National Market. At the hearing and in communication prior to the hearing, the Company explained to Nasdaq that in order to regain compliance with the requirements for continued listing on the Nasdaq National Market, its board of directors had approved a one for ten reverse stock split, subject to stockholder approval. On July 11, 2002, the Company's stockholders approved the reverse stock split which became effective on July 18, 2002.

         On August 19, 2002, the Panel notified the Company that it had determined to permit the Company to maintain its listing on the Nasdaq National Market, subject to the Company providing certain information, including this Form 10-Q, on or before November 14, 2002. On October 3, 2002, the Nasdaq Listing and Hearing Council (the "Council") called for the review of the Panel's determination to permit the Company to remain listed on the Nasdaq National Market, expressing concern that the Company's current business operations may not be adequate to avoid raising public policy concerns with respect to its continued listing. The Company intends to present its case to the Council in the form of a written submission on or before November 12, 2002. In addition, on November 14, 2002, in accordance with the Panel's determination, the Company will update the Panel on the Company's compliance with all Nasdaq requirements, including stockholders' equity of at least $10.0 million and the Company's activities with respect to the MSV Joint Venture, the status of the FCC's review of the request allowing for an ancillary terrestrial component and Miraxis. Should the Council or the Panel determine that for public policy reasons the Company should no longer be listed on Nasdaq, the Company expects that it would seek listing of its common stock on the OTC Bulletin Board. However, there can be no assurance that such transfer would be granted and the Company could be forced to trade in the "pink sheets." Trading on either the OTC Bulletin or in the "pink sheets" would likely result in a reduction in the liquidity and the trading volume of the Company's common stock. This lack of liquidity would also make it difficult for the Company to raise additional capital, if necessary. In addition, the delisting of its common stock from the Nasdaq National Market would result in an event of non-compliance under the provisions of the Company's preferred stock. If the Company is unable to obtain a waiver of this event of non-compliance, the preferred stockholders would be entitled to elect a majority of the members of the board of directors which would provide them with the ability to control the Company's management and policies.

     Sale of XM Satellite Radio Common Stock

         Subsequent to September 30, 2002, the Company sold its remaining 4,030,000 shares of the stock at an average price of $3.18 per share, resulting in net proceeds of $12.7 million. The Company recognized a loss during the three months ended September 30, 2002 of approximately $12.7 million relating to the other than temporary impairment in the value of these shares.

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

         In November 2001, through our MSV Investors Subsidiary, we became a participant in the MSV Joint Venture, a joint venture which includes TMI Communications, Inc., Motient and the Other MSV Investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. We expect to become an increasingly active participant in the MSV Joint Venture and have designated three members of the 12-member board of directors of the MSV Joint Venture's corporate general partner. In addition, in May 2002, we became affiliated with Miraxis, a development stage company having access to a series of licenses with which it intends to provide satellite based multi-channel, broadband data and video services in North America.

         In addition to winding down Rare Medium, Inc., our current operations consist of actively managing our interest in the MSV Joint Venture, significantly influencing the operations of Miraxis and seeking other complementary operational opportunities. Our principal assets consist of our interest in the MSV Joint Venture, a promissory note from Motient Corporation, our interest in Miraxis, our remaining investments in our venture portfolio companies and cash, cash equivalents and short-term investments. As a result of uncertainty with respect to the ultimate collection on the Motient notes, we recognized a reserve for the entire amount of these notes. See "Liquidity and Capital Resources" under this
Item 2.

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

Results of Operations for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

     Revenues

         Revenues for the three months ended September 30, 2002 decreased to nil from approximately $25,000 for the three months ended September 30, 2001, a decrease of approximately $25,000. The decrease is the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

     Cost of Revenues

         Cost of revenues includes salaries, payroll taxes and related benefits and other direct costs associated with the generation of revenues. Cost of revenues for the three months ended September 30, 2002 decreased to nil from approximately $2,000 for the three months ended September 30, 2001, a decrease of approximately $2,000. The decrease is the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

     Sales and Marketing Expense

         Sales and marketing expense primarily includes the costs associated with the respective sales force of each Start-up Company, marketing and advertising. Sales and marketing expense for the three months ended September 30, 2002 decreased to nil from approximately $28,000 for the three months ended September 30, 2001, a decrease of approximately $28,000. The decrease is primarily the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

     General and Administrative Expense

         General and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the three months ended September 30, 2002 decreased to $1.3 million from $2.7 million for the three months ended September 30, 2001, a decrease of $1.4 million. This decrease was primarily related to the reduced infrastructure needed to manage our continuing operations and the sale of our majority interest in the operations of three Start-up Companies in 2001. We currently expect our general and administrative expense, as it relates to our existing operations, to remain at this level in future periods.

     Depreciation and Amortization Expense

         Depreciation and amortization expense substantially consists of the depreciation of property and equipment and amortization of intangible assets as a result of the acquisitions of our Start-up Companies. Depreciation and amortization expense for the three months ended September 30, 2002 decreased to approximately $27,000 from $0.4 million for the three months ended September 30, 2001, a decrease of approximately $0.4 million. This decrease is primarily the result of the sale or shutdown of the operations of our Start-up Companies in 2001 and the disposal of property and equipment associated with our restructuring activities. As we have reduced our capital expenditures and have written off all remaining goodwill, we currently expect depreciation expense, as it relates to our existing operations, to remain at this level in future periods.

     Restructuring Charges

         For the three months ended September 30, 2002, we did not record any restructuring charges. For the three months ended September 30, 2001, we recorded restructuring charges of approximately $0.1 primarily relating to the disposition of property and equipment. These restructuring charges were the result of the reduction of our infrastructure needed to manage our continuing operations.

     Interest Income, Net

         Interest income, net for the three months ended September 30, 2002 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments and on our convertible notes receivable from the MSV Joint Venture.

     Loss on Investment in Affiliates

         For the three months ended September 30, 2002, we recorded a loss on investments in affiliates of approximately $0.2 million, consisting of our proportionate share of affiliates' operating losses and amortization of our net excess investment over our equity in an affiliate's net assets accounted for under the equity method. For the three months ended September 30, 2001, we recorded a loss on investments in affiliates of $18.2 million, consisting primarily of $16.2 million for the impairment to the carrying value of certain affiliates accounted for under the cost method, $0.1 million for the realized loss on the sale of publicly traded securities, $0.5 million for our proportionate share of affiliates' operating losses and amortization of our net excess investment over our equity in each affiliate's net assets for those affiliates accounted for under the equity method and $1.4 million related to our Start-Up Companies. We will continue to monitor the carrying value our remaining investments in affiliates for further impairment.

     Minority Interest

         We received $10.2 million from unaffiliated persons as an investment into our MSV Investors Subsidiary. Minority interest relates to the equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to those unaffiliated investors.

     Other Expense, Net

         For the three months ended September 30, 2002, we recorded other expense, net of approximately $14.8 million, consisting primarily of $2.2 million for the realized loss on the sale of XM Satellite Radio common stock and $12.7 million for the other than temporary impairment in the value of the XM Satellite Radio common stock sold subsequent to September 30, 2002. For the three months ended September 30, 2001, we recorded other expense, net of approximately $14.8 million, consisting primarily of $15.3 million for the unrealized loss relating to the exchange feature allowing us to convert the Motient promissory notes to shares of XM Satellite Radio common stock then held by Motient. The decrease in the value of the exchange feature was due to the decrease in the value of XM Satellite Radio common stock from June 30, 2001 to September 30, 2001.

      (Loss) Gain from Discontinued Operations

         At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. The wind-down of these businesses is expected to be completed during 2002. For the three months ended September 30, 2002, we recognized a gain of $0.4 million as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts. For the three months ended September 30, 2001, we recognized a loss from operations of $50.7 million relating to these businesses and $3.1 million relating to the wind down of these businesses.

     Net Loss

         For the three months ended September 30, 2002, we recorded a net loss of $14.7 million. The net loss was primarily due to the factors described in "General and Administrative Expense," "Depreciation and Amortization Expense," "Interest Income, Net," "Minority Interest," "Other Expense, Net" and "(Loss) Gain from Discontinued Operations."

         Included in net loss attributable to common shareholders of $17.1 million was $2.4 million of non-cash deemed dividends and accretion related to the issuance of our convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on convertible preferred stock and to the accretion of the carrying amount of the convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Results of Operations for the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

     Revenues

         Revenues for the nine months ended September 30, 2002 decreased to nil from approximately $1.9 million for the nine months ended September 30, 2001, a decrease of approximately $1.9 million. The decrease is the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

     Cost of Revenues

         Cost of revenues includes salaries, payroll taxes and related benefits and other direct costs associated with the generation of revenues. Cost of revenues for the nine months ended September 30, 2002 decreased to nil from approximately $1.3 million for the nine months ended September 30, 2001, a decrease of approximately $1.3 million. The decrease is the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

     Sales and Marketing Expense

         Sales and marketing expense primarily includes the costs associated with the respective sales force of each Start-up Company, marketing and advertising. Sales and marketing expense for the nine months ended September 30, 2002 decreased to nil from approximately $1.3 million for the nine months ended September 30, 2001, a decrease of approximately $1.3 million. The decrease is primarily the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

     General and Administrative Expense

         General and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the nine months ended September 30, 2002 decreased to $4.9 million from $14.2 million for the nine months ended September 30, 2001, a decrease of $9.3 million. This decrease was primarily related to the reduced infrastructure needed to manage our continuing operations and the sale of our majority interest in the operations of three Start-up Companies in 2001, partially offset by the legal and advisory costs associated with our negotiations and settlement with the plaintiffs in the purported class action lawsuit. We currently expect our general and administrative expense, as it relates to our existing operations, to remain at this level in future periods.

     Depreciation and Amortization Expense

         Depreciation and amortization expense substantially consists of the depreciation of property and equipment and amortization of intangible assets as a result of the acquisitions of our Start-up Companies. Depreciation and amortization expense for the nine months ended September 30, 2002 decreased to approximately $0.1 million from $3.0 million for the nine months ended September 30, 2001, a decrease of approximately $2.9 million. This decrease is primarily the result of the sale or shutdown of the operations of our Start-up Companies in 2001 and the disposal of property and equipment associated with our restructuring activities. As we have reduced our capital expenditures and have written off all remaining goodwill, we currently expect depreciation expense, as it relates to our existing operations, to remain at this level in future periods.

     Restructuring Charges

         For the nine months ended September 30, 2002, we did not record any restructuring charges. For the nine months ended September 30, 2001, we recorded restructuring charges of approximately $1.1 million primarily relating to the disposition of property and equipment. These restructuring charges were the result of the reduction of our infrastructure needed to manage our continuing operations.

     Interest Income, Net

         Interest income, net for the nine months ended September 30, 2002 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments and on our convertible notes receivable from the MSV Joint Venture.

     Loss on Investment in Affiliates

         For the nine months ended September 30, 2002, we recorded a loss on investments in affiliates of approximately $0.2 million, consisting of our proportionate share of affiliates' operating losses and amortization of our net excess investment over our equity in an affiliate's net assets accounted for under the equity method. For the nine months ended September 30, 2001, we recorded a loss on investments in affiliates of $41.8 million, $31.8 million for the impairment to the carrying value of certain affiliates accounted for under the cost method, $3.2 million for the realized loss on the sale of publicly traded securities, $2.7 million for our proportionate share of affiliates' operating losses and amortization of our net excess investment over its equity in each affiliate's net assets for those affiliates accounted for under the equity method, and $4.1 million related to our Start-Up Companies. We will continue to monitor the carrying value our remaining investments in affiliates for further impairment.

     Other Expense, Net

         For the nine months ended September 30, 2002, we recorded other expense, net of approximately $14.8 million, consisting primarily of $2.2 million for the realized loss on the sale of XM Satellite Radio common stock and $12.7 million for the other than temporary impairment in the value of the XM Satellite Radio common stock sold subsequent to September 30, 2002. For the nine months ended September 30, 2001, we recorded other expense, net of approximately $0.7 million, consisting primarily of $1.5 million for the unrealized loss relating to the exchange feature allowing us to convert the Motient promissory notes to shares of XM Satellite Radio common stock then held by Motient. The decrease in the value of the exchange feature was due to the decrease in the value of XM Satellite Radio common stock from the time we purchased the Motient promissory notes to September 30, 2001.

     Minority Interest

         We received $10.2 million from unaffiliated persons as an investment into our MSV Investors Subsidiary. Minority interest relates to the equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to those unaffiliated investors.

     (Loss) Gain from Discontinued Operations

         At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. The wind-down of these businesses is expected to be completed during 2002. For the nine months ended September 30, 2002, we recognized a gain of $11.9 million as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts. For the nine months ended September 30, 2001, we recognized a loss from operations of $117.6 million relating to these businesses and $3.1 million relating to the wind down of these businesses.

     Net Income

         For the nine months ended September 30, 2002, we recorded a net loss of $4.4 million. The net income was primarily due to the factors described in "General and Administrative Expense," "Depreciation and Amortization Expense," "Interest Income, Net," "Minority Interest," "Other Expense, Net" and "(Loss) Gain from Discontinued Operations."

         Included in net loss attributable to common shareholders of $13.0 million was $8.6 million of non-cash deemed dividends and accretion related to the issuance of our convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on convertible preferred stock and to the accretion of the carrying amount of the convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

         We had $31.7 million in cash, cash equivalents and short-term investments as of September 30, 2002. Cash used in operating activities from continuing operations was $4.6 million for the nine months ended September 30, 2002 and resulted primarily from cash used for general corporate overhead including professional fees associated with the settlement of certain litigation matters. Cash used in operating activities from discontinued operations was $1.5 million for the nine months ended September 30, 2002 which primarily relates to settlements of existing liabilities and, to a lesser extent, legal fees associated with the wind down of Rare Medium, Inc. and other businesses. We expect cash used in continuing operations, as it relates to our existing operations, to remain at approximately this level in future periods.

         Cash provided by investing activities from continuing operations was $2.7 million, excluding the $6.2 million resulting from the net sale of short-term investments, for the nine months ended September 30, 2002, which primarily consists of $3.9 million of cash received from the sale of 970,000 shares of XM Satellite Radio common stock and $0.3 million of cash received from an investment in an affiliate with whom we had a dispute, partially offset by the $1.1 million used by our MSV Investors Subsidiary to purchase, in connection with the MSV Joint Venture rights offering, a newly issued convertible note with terms similar to the convertible note already held by the MSV Investors Subsidiary and $0.4 million used to purchase an investment in Miraxis, LLC. We do not have any future funding commitments with respect to any of our investments. However, we expect that the MSV Joint Venture will require additional funding from time to time, and we may choose to exercise our preemptive rights to provide our pro rata share of such funding, subject to our liquidity and capital resources at the time. Subsequent to September 30, 2002, we sold our remaining 4,030,000 shares of XM Satellite Radio common stock for net proceeds of $12.7 million.

         Cash provided by financing activities was $18.3 million for the nine months ended September 30, 2002, which primarily consists of the proceeds from the sale of 147,893 shares of voting common stock and 8,990,212 shares of non-voting common stock in connection with the rights offering and advance purchase, partially offset by the costs of the rights offering.

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

     MSV Joint Venture Convertible Notes Receivable

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

     Rights Offering and Advance Purchase

         In connection with the settlement of the purported class action lawsuit, we distributed to each holder of record of our common stock, warrants and preferred stock, as of the close of business on May 16, 2002, one non-transferable right to purchase one additional share of our common stock, for each share held, at a purchase price of $2.01 per share. On July 11, 2002, the rights offering was approved by our stockholders and was concluded on July 16, 2002, with 9,138,105 shares of our common stock purchased for total gross proceeds of approximately $18.4 million. Included in the rights offering is the advance purchase by our preferred stockholders of 3,876,584 shares of non-voting common stock in April 2002 for total gross proceeds of approximately $7.8 million and an additional 5,113,628 shares of non-voting common stock purchased by our preferred stockholders pursuant to their over subscription privilege.

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

         On August 19, 2002, the Panel notified us that it had determined to permit us to maintain our listing on the Nasdaq National Market, subject to us providing certain information, including this Form 10-Q, on or before November 14, 2002. On October 3, 2002, the Nasdaq Listing and Hearing Council called for the review of the Panel's determination to permit us to remain listed on the Nasdaq National Market, expressing concern that our current business operations may not be adequate to avoid raising public policy concerns with respect to our continued listing. We intend to present our case to the Council in the form of a written submission on or before November 12, 2002. In addition, on November 14, 2002, in accordance with the Panel's determination, we will update the Panel on our compliance with all Nasdaq requirements, including stockholders' equity of at least $10.0 million and our activities with respect to the MSV Joint Venture, the status of the FCC's review of the request allowing for an ancillary terrestrial component and Miraxis. Should the Council or the Panel determine that for public policy reasons we should no longer be listed on Nasdaq, we expect that we would seek listing of our common stock on the OTC Bulletin Board. However, there can be no assurance that such transfer would be granted, and we could be forced to trade in the "pink sheets." Trading on either the OTC Bulletin or in the "pink sheets" would likely result in a reduction in the liquidity and the trading volume of our common stock. This lack of liquidity would also make it difficult for us to raise capital. Furthermore, there can be no assurance that we would be permitted to trade on the OTC Bulletin Board. In addition, the delisting of our common stock from the Nasdaq National Market would result in an event of non-compliance under the provisions of our preferred stock. If we are unable to obtain a waiver of this event of non-compliance, the preferred stockholders would be entitled to elect a majority of the members of our board of directors which would provide them with the ability to control our management and policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to certain market risks from changes in the price of the XM Satellite Radio publicly traded common stock. We account for our investment in XM Satellite Radio common stock as an available-for-sale, marketable security and report such investment at fair value with net unrealized gains and losses recorded in stockholders' equity. Gains and losses are recognized in our consolidated statements of operations when realized or when a decline in value is considered to be other than temporary. During the three months ended September 30, 2002, we sold an aggregate of 970,000 shares of XM Satellite Radio common stock at an average price of $4.10 per share, resulting in net proceeds of $3.9 million. These sales resulted in a loss of approximately $2.2 million, which is included in "Other Expense, Net" in our consolidated statements of operations. Subsequent to September 30, 2002, we sold our remaining 4,030,000 shares of the stock at an average price of $3.18 per share, resulting in net proceeds of $12.7 million. We recognized an additional loss of approximately $12.7 million for the other than temporary impairment in the value of the shares sold subsequent to September 30, 2002. At September 30, 2002, the reported value of our remaining shares of XM Satellite Radio common stock in our consolidated balance sheet was approximately $12.7 million, representing the net value received from the sale of the stock after September 30, 2002.

Item 4.  Controls and Procedures

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer, principal accounting officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer, principal accounting officer and principal financial officer concluded that our disclosure controls and procedures, as of the date of the evaluation, are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, we reviewed our internal controls, and there have been no significant changes in those controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

         The plaintiffs filed an amended complaint on December 7, 2001 based on substantially the same alleged facts. The amended complaint asserts the following causes of action: (1) breach of contract; (2) tortious interference with contract; and, (3) tortious interference with prospective business advantage. The amended complaint also sought an unspecified amount of actual damages, punitive damages, interest, and costs. On June 27, 2002, the Court dismissed the case with prejudice. On July 16, 2002, the plaintiffs filed a notice of appeal. On October 31, 2002, plaintiffs filed their brief in support of their appeal. The Company intends to dispute this appeal vigorously.

         On November 19, 2001, five of the Company's shareholders filed a complaint against the Company, certain of its subsidiaries and certain of their current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants:
(1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, the Company filed a motion to dismiss on behalf of itself and its current and former officers and directors. On November 5, 2002, the plaintiffs filed a brief in opposition to the motion to dismiss. The Company intends to continue to dispute this matter vigorously.

         The Company and certain of its subsidiaries (along with the Engelhard Corporation) are parties to an arbitration relating to certain agreements that existed between or among the claimant and ICC Technologies, Inc., the Company's former name, and the Engelhard/ICC ("E/ICC") joint venture arising from the desiccant air conditioning business that the Company and its subsidiaries sold in 1998. The claimant has sought $8.5 million for (a) its alleged out of pocket losses in investing in the E/ICC's technology, (b) unjust enrichment resulting from the reorganization of E/ICC in 1998, and (c) lost profits arising from the fact that it was allegedly forced to leave the air conditioning business when the E/ICC joint venture was dissolved. The Company intends to vigorously dispute this action.

         On July 26, 2002, plaintiffs James D. Loeffelbein, Terrie L. Pham and certain related parties filed suit against the lead plaintiff's counsel in the purported class action lawsuit, the Company, certain of its current and former officers, its former investor relations firm and a former employee of plaintiff Loeffelbein in the District Court of Johnson County, Kansas, Loeffelbein v. Milberg Weiss Bershad Hynes & Lerach, LLP, et al., 02 CV 04867. The plaintiffs assert claims for fraud, negligence and breach of fiduciary duty against all of the Company and certain of its current and former officers in connection with allegedly false statements purportedly made to the plaintiffs. The plaintiffs have sought unspecified damages from the defendants. On September 11, 2002, the matter was removed to the United States District Court for the District of Kansas. On October 11, 2002, the plaintiffs sought to have the matter remanded to state court. The Company intends to oppose this motion and to dispute this matter vigorously.

Item 2.  Changes in Securities

         (a)   Not applicable

         (b)   Not applicable

         (c) On July 16, 2002, the Company sold 5,113,628 shares of its non-voting common stock, par value $0.01 per share, for cash proceeds of $10.3 million in a private placement under
               Section 4(2) of the Securities Act. The private placement was made to the holder of all of our preferred stock (the "Apollo Stockholders") pursuant to its over subscription privilege in the rights offering. The net proceeds from this offering will be used to supplement our cash resources, to satisfy our ongoing cash requirements, including general and administrative expenses, and to take advantage of business opportunities, including maintaining or increasing our stake in the MSV Joint Venture.

               Pursuant to the Investment Agreement, and as approved by the Company's stockholders on July 11, 2002, the Apollo Stockholders are permitted to exchange their shares of non-voting common stock for shares of voting common stock only in the following two circumstances: (1) as part of a transfer of the Apollo Stockholders' holdings to a person not affiliated with the Apollo Stockholders, in an amount not to exceed 10% of our voting power, and such transferee, to the knowledge of the Apollo Stockholders, will not, as a result of the transfer, hold more than 15% of our voting power; and (2) at any time, so long as the voting power of the Apollo Stockholders, after giving effect to any such exchange, does not exceed 29.9% of the outstanding voting power which is the percentage of the outstanding voting power which the Apollo Stockholders were entitled to cast prior to the April 2, 2002 advance purchase.

         (d)   Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submissions of Matters to a Vote of Security Holders

         The Company held a special meeting of stockholders on July 11, 2002. Proxies for the meeting were solicited by the Company pursuant to Regulation 14A under the Exchange Act. The Company's stockholders voted on the following proposals with the following results:

         The adoption of an amendment to the Company's Restated Certificate of Incorporation to effect a one for ten reverse stock split.

                          For           Against        Abstain         Broker
                                                                      Non-Votes

    Preferred Stock      1,073,007              0              0             0
    Common Stock        54,443,496      1,726,903        371,470             0

         The authorization to issue up to 91,381,315 shares of the Company's common stock, prior to the one for ten reverse split, in connection with a rights offering.

                                                                       Broker
                         For           Against         Abstain       Non-Votes
    Preferred Stock     1,073,007              0               0             0
    Common Stock       18,570,446      2,043,245         439,518    34,590,195

         The authorization for the Apollo Stockholders to exchange, from time to time, non-voting common stock for voting common stock under certain circumstances.

                                                                     Broker
                          For           Against       Abstain       Non-Votes
    Preferred Stock      1,073,007              0             0              0
    Common Stock        18,317,179      2,050,283       441,032     34,590,195


Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   The following sets forth those exhibits filed pursuant to
               Item 601 of Regulation S-K:

           Exhibit
            Number                     Description
             99.1      -  Certification Pursuant to 18 U.S.C Section 1350,
                          as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

               On July 18, 2002, the Company filed a report on Form 8-K (i) announcing the completion of the rights offering, (ii) announcing the hiring of Jeffrey A. Leddy as Senior Vice President of Operations and (iii) announcing the one for ten reverse stock split would become effective on July 18, 2002.

               On August 21, 2002, the Company filed a report on Form 8-K announcing that it received notice from the Nasdaq Listing Qualifications Panel indicating that the Company's common stock will continued to be listed on the Nasdaq National Market pursuant to certain conditions.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 12, 2002              By:   /s/ GLENN S. MEYERS
                                           ---------------------------------
                                           Glenn S. Meyers
                                           Chief Executive Officer


Date:  November 12, 2002              By:   /s/ CRAIG C. CHESSER
                                          ---------------------------------
                                          Craig C. Chesser
                                          Senior Vice President Finance and
                                          Treasurer (Principal Financial
                                          Officer)


Date:  November 12, 2002              By:   /s/ MICHAEL A. HULTBERG
                                          ---------------------------------
                                          Michael A. Hultberg
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)

                               CERTIFICATIONS

I, Glenn S. Meyers, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Rare Medium Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:  November 12, 2002               By:  /s/ GLENN S. MEYERS
                                                    ------------------------
                                                    Glenn S. Meyers
                                                    Chief Executive Officer

                               CERTIFICATIONS

I, Michael A. Hultberg, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Rare Medium Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:  November 12, 2002            By:   /s/ MICHAEL A. HULTBERG
                                                  -------------------------
                                                  Michael A. Hultberg
                                                  Senior Vice President and
                                                  Controller (Principal
                                                  Accounting Officer)

                               CERTIFICATIONS

I, Craig C. Chesser, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Rare Medium Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:  November 12, 2002         By:  /s/ CRAIG C. CHESSER
                                               ---------------------------
                                               Craig C. Chesser
                                               Senior Vice President Finance
                                               and Treasurer (Principal
                                               Financial Officer)

Exhibit 99.1


                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report on Form 10-Q of Rare Medium Group, Inc. (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Glenn S. Meyers as Chief Executive Officer of the Company, Michael A. Hultberg as Principal Accounting Officer, and Craig C. Chesser as Principal Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    By:   /s/ GLENN S. MEYERS
                                          --------------------------------
                                          Name:   Glenn S. Meyers
                                          Title:  Chief Executive Officer
                                          Date:   November 12, 2002


                                    By:   /s/ MICHAEL A. HULTBERG
                                          --------------------------------
                                          Name:   Michael A. Hultberg
                                          Title:  Principal Accounting Officer
                                          Date:   November 12, 2002


                                    By:   /s/ CRAIG C. CHESSER
                                          --------------------------------
                                          Name:   Craig C. Chesser
                                          Title:  Principal Financial Officer
                                          Date:   November 12, 2002


         This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss.18 of the Securities Exchange Act of 1934, as amended.