Form 10-K
period 2002-12-31
RARE MEDIUM GROUP INC
filed 2003-03-05
CIK 756502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or


/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from to


                        Commission file number 0-13865


                            RARE MEDIUM GROUP, INC.
            (Exact name of registrant as specified in its charter)


          Delaware                                     23-2368845
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)


    19 West 44th Street, Suite 507
        New York, New York                                     10036
(Address of principal executive offices)                    (Zip Code)


               Registrant's former name--ICC Technologies, Inc.

      Registrant's telephone number, including area code: (212) 730-7540

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

                             Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                             Yes / /     No /x/

The aggregate market value of the voting common stock held by non-affiliates of the registrant, as of June 30, 2002, was $8,618,618. All non-voting common stock was held by affiliates of the registrant.

As of February 28, 2003, 7,039,758 shares of our voting common stock and 8,990,212 shares of our non-voting common stock were outstanding.



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

Item 1. Business

Overview

         We conduct our business through our subsidiaries. Through our 80% owned MSV Investors, LLC subsidiary ("MSV Investors Subsidiary"), we are a participant in the Mobile Satellite Venture, L.P. joint venture ("MSV Joint Venture"), a joint venture that also includes TMI Communications, Inc. ("TMI"), Motient Corporation ("Motient"), and certain other investors (collectively, the "Other MSV Investors"). The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. We are an active participant in the MSV Joint Venture and have designated three members of the 12-member board of directors of the MSV Joint Venture's corporate general partner. In addition, in May 2002, we became affiliated with Miraxis, LLC ("Miraxis"), a development stage company that has access to a Ka-band license with which it intends to provide satellite based multi-channel, broadband data and video services in North America.

         On February 10, 2003, the Federal Communications Commission (the "FCC") released an order (the "ATC Order") relating to an application submitted by the MSV Joint Venture and certain of its competitors that could greatly expand the scope of the MSV Joint Venture's business by permitting the incorporation of ancillary terrestrial base stations (which we refer to as an "ancillary terrestrial component" or "ATC") into its mobile satellite network. A similar application is pending before Industry Canada, the FCC's counterpart in Canada. The MSV Joint Venture cannot expand its mobile satellite services ("MSS") business using ATC base stations into Canada until this application pending before Industry Canada is approved. With the FCC's issuance of the ATC Order alone, however, we expect the MSV Joint Venture to enter a new stage of development which will require significant future funding requirements and/or a need for one or more strategic partners.

         Our current operations consist of actively participating in the MSV Joint Venture, directing the operations of Miraxis and seeking other complementary business opportunities. Our principal assets consist of our interest in the MSV Joint Venture, a promissory note from Motient, our interest in Miraxis, our remaining investments in our venture portfolio companies and cash, cash equivalents and short-term investments. As a result of uncertainty with respect to the ultimate collection on the Motient notes, we recognized a reserve for the entire amount of these notes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         As part of our regular on-going evaluation of business opportunities, we are currently engaged in a number of separate and unrelated preliminary discussions concerning possible joint ventures and other transactions (collectively, the "Transactions"). We are in the early stages of such discussions and have not entered into any agreement in principle with respect to any of the Transactions. Prior to consummating any Transaction, we will have to, among other things, initiate and satisfactorily complete a due diligence investigation, negotiate the financial and other terms (including price) and conditions of such Transaction, obtain appropriate board of directors', regulatory and other necessary consents and approvals and secure financing, to the extent deemed necessary. We cannot predict if any such Transaction will be consummated or, if consummated, will result in a financial or other benefit to us.

         From 1998 through the third quarter of 2001, our principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket, Inc. subsidiary ("LiveMarket"), was made at the end of the third quarter of 2001.

         From 1999 through the first quarter of 2001, we made venture investments by taking strategic minority equity positions in other independently managed companies. Additionally, during that period, we developed, managed and operated companies in selected Internet-focused market segments ("Start-up Companies"). During the first quarter of 2001, we reduced our focus on these businesses and substantially ceased providing funding to our Start-up Companies. Additionally, we sold a majority of our equity interests in the operations of three of our Start-up Companies: ChangeMusic Network ("ChangeMusic") and ePrize in April 2001 and Regards.com in December 2001.

         As a result of the decision to discontinue the operations of Rare Medium, Inc. and LiveMarket, the operating results reported in our statements of operations as continuing operations include the consolidated results of us, our MSV Investors Subsidiary, and our Start-up Companies through their respective dates of sale or shutdown. The results of Rare Medium, Inc. and LiveMarket are reflected as discontinued operations.

         We were incorporated in Delaware in 1985 as ICC Technologies, Inc.

MSV Joint Venture's Business

   Formation and Structure of MSV Joint Venture

         The MSV Joint Venture was originally formed in June 2000 as a subsidiary of Motient. In November 2001, following the receipt of regulatory and other governmental approvals, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act, by the FCC and by Canadian regulatory authorities, Motient combined its existing satellite assets and authorizations with certain assets and authorizations of the satellite communications business of TMI, a subsidiary of Bell Canada Enterprises, and these assets and authorizations were contributed to the MSV Joint Venture. The assets and authorizations of the satellite business formerly owned by Motient that were contributed to the MSV Joint Venture included a satellite with coverage of most of North America and its surrounding waters and the associated existing FCC licenses and authorizations. The assets and authorizations of the satellite business contributed to the MSV Joint Venture by TMI included a second satellite (technologically identical to the satellite contributed to the MSV Joint Venture by Motient) with similar geographic coverage, as well as the associated Canadian satellite licenses and authorizations.

         Following the approvals described above and consistent with the terms of an agreement that we entered into in October 2001 with the MSV Joint Venture and certain other investors (the "MSV Joint Venture Agreement"), on November 26, 2001, through our MSV Investors Subsidiary, we purchased a $50.0 million interest in the MSV Joint Venture in the form of a convertible note. Immediately prior to the purchase of the convertible note, we contributed $40.0 million to the MSV Investors Subsidiary and a group of unaffiliated third parties collectively contributed $10.0 million. The note bears interest at a rate of 10% per year, has a maturity date of November 26, 2006, and is convertible at any time at our option into equity interests in the MSV Joint Venture.

         On August 13, 2002, the MSV Joint Venture completed a rights offering allowing its investors to purchase their pro rata share of an aggregate of $3.0 million of newly issued convertible notes with terms similar to the convertible note already held by our MSV Investors Subsidiary. Our MSV Investors Subsidiary exercised its basic and over subscription rights and purchased approximately $1.1 million of these additional convertible notes.

         Currently, the approximate ownership of the MSV Joint Venture's equity interests, assuming conversion of all convertible notes, is as follows: our MSV Investors Subsidiary, 30.9%; TMI, 25.9%; Motient, 33.3%; and the Other MSV Investors, 9.9%. We are under no obligation to make any further investment in our MSV Investors Subsidiary or in the MSV Joint Venture, but we may have the opportunity to do so in the future. Because our interest in the MSV Joint Venture is in the form of a note, we do not reflect the results of the MSV Joint Venture's operations in our statements of operations.

   MSV Joint Venture's Current Business

         The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America.

         Satellite Voice and Data Services. The MSV Joint Venture's satellite phone service supports two-way circuit-switched voice, facsimile and data communication services. The MSV Joint Venture markets satellite telephone and data services to businesses that have nationwide coverage requirements, particularly those operating in geographic areas that lack significant terrestrial coverage, such as natural resource companies, utilities and telecommunications companies that require backup and restorable support, and public safety organizations.

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

         From providing these services, the MSV Joint Venture produces annual revenue in excess of $25.0 million and nominal earnings before interest, taxes, depreciation and amortization.

   MSV Joint Venture's Strategy

         The MSV Joint Venture plans, subject to the receipt of further regulatory and governmental approvals and authorizations, including certain FCC authorizations and certain approvals by Canadian regulatory authorities, to develop, build and operate a next-generation satellite system complemented by an ancillary terrestrial component. Incorporation of ATC into the MSV Joint Venture's service offering will require significant planning and capital. While a decision on a specific development plan has not yet been made, such a plan will require compliance with the parameters set forth by the ATC Order as described below and other regulatory orders. In addition, development plans will entail, at a minimum, finalizing technical specifications for satellites, handsets and signal repeater equipment and selecting manufacturers for these components. Moreover, manufacturing, supply, launch and installation contracts will need to be negotiated and executed, and final development of network protocols and software will need to be completed.

         In addition to development and launch of a next-generation satellite system, build out of an ATC-enhanced network will require installation of a network of ground repeaters in any given metropolitan area to enable in-building signal penetration. Because of the time and expense required to acquire and incorporate these components, it is anticipated that an ATC will be phased in over time in various metropolitan areas. The FCC also requires geostationary orbit satellite systems like the MSV Joint Venture's to maintain a spare satellite.

   FCC's ATC Order

         On February 10, 2003, the FCC released the ATC Order, which could greatly expand the scope of the MSV Joint Venture's business by permitting the incorporation of an ATC into its mobile satellite network. In the ATC Order, the FCC determined that it would serve the public interest to permit MSS providers to incorporate an ATC into their satellite systems in three frequency bands: Big LEO (where Globalstar and Iridium operate), L-band (where the MSV Joint Venture and Inmarsat operate) and S-band (where ICO, Celsat, Boeing and Iridium are licensed). Specifically, the ATC Order allows MSS operators to seek authority to integrate an ATC into their satellite networks for the purpose of enhancing their ability to offer high-quality, affordable mobile services on land, in the air and over oceans without using any additional spectrum resources beyond spectrum already allocated and authorized by the FCC for MSS in these bands. A similar application by the MSV Joint Venture is pending before Industry Canada. The MSV Joint Venture cannot begin offering MSS with an ATC in Canada until that application is approved.

         The FCC's authorization of ATC for these MSS bands is subject to conditions that are designed to ensure the integrity of the underlying MSS offering and to prevent these services from becoming stand-alone terrestrial offerings. Specifically, to include ATC in their satellite systems, the FCC required that the MSV Joint Venture and other MSS operators must:

         o launch (or have launched) and operate their own satellite facilities;

         o  provide substantial satellite service to the public;

         o demonstrate compliance with geographic and temporal satellite coverage requirements;

         o demonstrate that the satellite system's ATC will operate only within the licensee's "core" MSS spectrum;

         o limit ATC operations only to the satellite system's authorized footprint;

         o  provide an integrated MSS and ATC service;

         o  not offer a terrestrial only service to consumers; and

         o obtain handset certification for MSS ATC devices under the equipment authorization process in accordance with FCC rules.


         Accordingly, ATC operations of the MSV Joint Venture or other MSS providers will not be permitted until such licensee has filed an application with the FCC demonstrating compliance with these requirements. Once the FCC approves such an application, terrestrial operations may commence.

         Although the FCC has stated that it does not intend to put applications for ATC authority out for public comment, it has expressly retained the discretion to do so where significant public policy issues are raised. If the FCC places the MSV Joint Venture's ATC application out for public comment, such action could significantly delay the grant of ATC to the MSV Joint Venture.

         If the FCC approves an ATC application from the MSV Joint Venture, the MSV Joint Venture will be permitted to reuse its satellite spectrum terrestrially, allowing the MSV Joint Venture's customers to use handsets, including phones, capable of operating inside of buildings and throughout urban environments, which is currently not possible due to terrain blockage from buildings and other urban structures that interrupt the satellite signal's path. Terrestrial wireless providers strenuously opposed the FCC's proposal to grant ATC, claiming, among other things, that the spectrum held by the MSS licensees is worth billions of dollars if authorized for exclusive terrestrial wireless use and, therefore, should be auctioned. Many of these same terrestrial wireless providers have vowed to appeal the ATC Order, which could result in changes to the terms of the ATC Order that are unfavorable to the MSV Joint Venture or completely preclude the incorporation of an ATC in MSS networks.

         Given that the ATC Order has authorized licensees in three satellite bands to incorporate an ATC into their satellite networks, the MSV Joint Venture may face competition in the provision of mobile satellite service using an ATC from Big LEO and S-band licensees. Moreover, like the MSV Joint Venture, Inmarsat offers mobile satellite service in the U.S. using the L-band spectrum. Although Inmarsat has vigorously opposed the grant of ATC in the L-band - claiming it would cause unacceptable interference to its satellites - Inmarsat may reconsider its position now that ATC has been authorized and seek approval to incorporate an ATC into its satellite service in the U.S., which could further increase competition in the provision of satellite services incorporating an ATC.

         Furthermore, if any of the competitors of the MSV Joint Venture receive approval for their ATC applications prior to the MSV Joint Venture or if the FCC grants more extensive or more favorable approvals to these potential competitors, the MSV Joint Venture's ability to implement its business strategy and compete effectively could also be harmed. In order to address the interference concerns in the L-band raised by Inmarsat, the FCC placed a limit on the number of terrestrial base stations that the MSV Joint Venture may implement per any given 200 kHz channel of bandwidth. Moreover, the MSV Joint Venture, like all MSS licensees incorporating an ATC, is precluded from causing harmful interference to other services. If the MSV Joint Venture is unable to implement an ATC due to the restriction on the number of base stations or because it causes harmful interference to other services, the MSV Joint Venture's business will be severely limited and the value of our interest in the MSV Joint Venture will be significantly impaired.

         If the FCC authorizes the MSV Joint Venture to implement an ATC, the value of our stake in the MSV Joint Venture could significantly increase; however, even with ATC authority, the ability of the MSV Joint Venture to succeed is subject to significant risks and uncertainties, including the ability of the MSV Joint Venture to raise the capital necessary for the implementation of the next generation satellite system and the widespread implementation of an ATC or to identify and reach an agreement with one or more strategic partners. Additional risks include the ability of the MSV Joint Venture to attract and retain customers, as well as increased potential competition from other satellite and wireless service providers.

   Additional FCC Actions Impacting the MSV Joint Venture

         Along with issuing the ATC Order granting ATC to MSS license holders in the Big LEO bands, the L-band and the S-band, the FCC recently issued a series of orders voiding the licenses of four of the eight S-band license holders, including the license of an affiliate of the MSV Joint Venture. The MSV Joint Venture has the economic rights, through a subsidiary, with respect to this license. If the license remains voided, the MSV Joint Venture will be unable to secure any economic benefit from this license. The affiliate is expected to appeal this determination.

   Conditional Investment By the Other MSV Investors

         Pursuant to the MSV Joint Venture Agreement that we executed with our joint venture partners in October 2001, in the event that the MSV Joint Venture receives final regulatory approval from the FCC by March 31, 2003 for its ATC applications, as those terms are defined in the MSV Joint Venture Agreement, the Other MSV Investors are obligated to invest an additional $50.0 million in the MSV Joint Venture. Thereafter, the convertible notes held by our MSV Investors Subsidiary will automatically convert into equity interests and the approximate ownership of the MSV Joint Venture's equity interest would be as follows: our MSV Investors Subsidiary, 23.7%; TMI, 19.9%; Motient, 25.6%; and the Other MSV Investors, 30.8%. While the ATC Order has been issued, absent a renegotiation of the deadline for this contribution, we do not believe the Other MSV Investors will be required to contribute the $50.0 million to the MSV Joint Venture.

Miraxis

         Miraxis is a development stage company that has access to a Ka-band license with which it intends to provide satellite based multi-channel, broadband data and video services in North America. We appoint two of the seven directors of the manager of Miraxis. Additionally, we entered into a management support agreement with Miraxis under which our President and Chief Operating Officer provides certain services to Miraxis in exchange for additional equity interests in Miraxis to be issued to us.

Customers

         Currently, as a result of discontinuing Rare Medium, Inc.'s operations at the end of the third quarter of 2001, we do not directly have any customers. However, the MSV Joint Venture, in which we are an active participant, currently provides its mobile satellite communications services to customers in North America. The MSV Joint Venture's significant customers include Aether Systems, Wireless Matrix, Weather Services, EMS Technologies, AT&T, MCI Worldcom, Stratos Global, the Red Cross, the Federal Emergency Management Agency and Infosat Communications.

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

         o Mobile Satellite Services - A number of companies are selling or developing mobile satellite services utilizing a variety of satellite technologies that compete or will compete with the MSV Joint Venture's services. MSS are provided using either geostationary or non-geostationary satellite systems.

               Geostationary Earth Orbit Systems - Geostationary earth orbit ("GSO") satellite systems orbit approximately 22,000 miles above the earth's surface and appear fixed in the sky to an observer on earth. This high altitude allows a GSO system to cover much larger areas of the earth with a single satellite. Consequently, because fewer satellites are necessary, GSO satellite systems generally are less expensive to launch and operate than non-geostationary earth orbit ("NGSO") satellite systems. GSO satellites, however, face difficulties with time delay in the satellite signal given the distance that must be traveled for the signal to reach the satellite and return to the earth's surface, though recent developments in echo-canceling technology have significantly diminished the negative effects of this inherent time delay. The satellite signals of both NGSO and GSO satellite systems are unable to penetrate buildings without an ATC. The FCC recently authorized several companies to use mobile earth terminals in the United States over the Inmarsat GSO satellite system. The MSV Joint Venture's satellites use a GSO satellite architecture, as will its next generation system.

               Non-Geostationary Earth Orbit Systems - Unlike GSO satellite systems, NGSO satellite systems use satellites that orbit much closer to the earth's surface and appear to traverse the sky when viewed by an observer on the earth. The benefit of NGSO systems is the reduced time delay in transmitting and receiving signals to and from the satellite due to the satellite's proximity to the earth's surface. Because NGSO systems orbit closer to the earth, however, each satellite covers a smaller region of the earth's surface and, accordingly, many more satellites are required to provide global coverage, which generally makes NGSO systems more expensive to launch and operate. Globalstar's NGSO satellite communications service, which was launched in 2000, provides voice and data services in most areas of the world, including the service areas covered by the MSV Joint Venture. In addition, Iridium Satellite LLC provides satellite voice services using an NGSO satellite system. The Iridium service area overlaps with the service area of the MSV Joint Venture. Another company, New ICO Global Communications (Holdings) Limited, intends to launch commercial satellite services in 2004 over an NGSO system, and is expected to offer services including global Internet protocol services; Internet connectivity; data, voice and fax services; and other data communications services. New ICO and Iridium both have entered into and emerged from bankruptcy court protection. Globalstar is currently under bankruptcy court protection.

Employees

         As of December 31, 2002, we had six employees. We have entered into employment agreements with all of our employees and, in general, require our employees to sign confidentiality agreements and non-competition agreements that prohibit them from competing with us during their employment and for various periods thereafter and limit access to and distribution of proprietary information.

Government Regulation

         Currently, we are not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies, and laws and regulations applicable to businesses generally. However, the mobile satellite communications business of the MSV Joint Venture is subject to extensive government regulation in the United States and Canada.

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

         In response to the applications by the MSV Joint Venture and certain other MSS providers, the FCC has issued an order permitting the incorporation of an ATC into mobile satellite services in various frequency bands, including the Big LEO bands where Iridium and Globalstar provide service, as well as other mobile satellite frequency bands, subject to a set of conditions being met. The failure of the MSV Joint Venture to meet these conditions and obtain the requisite regulatory authorization for an ATC-enhanced, next generation system may harm the MSV Joint Venture's ability to implement its business strategy and compete effectively, which may cause our joint venture interest in the MSV Joint Venture to depreciate or never appreciate in value, and this could have a material adverse effect on our financial condition. See "Risk Factors - The value of our interest in the MSV Joint Venture may never appreciate or may decline significantly in the future because the MSV Joint Venture is entering a new stage of development and its business involves a high degree of risk" under this Item 1.

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

         Our interest in the MSV Joint Venture represents a substantial portion of the value of our total assets. The value of our investment in the MSV Joint Venture may never appreciate in value or may decline rapidly in value in the future. With the FCC's issuance of the ATC Order, we expect the MSV Joint Venture to enter a new stage of development which will require significant future funding requirements and/or a need for one or more strategic partners. The MSV Joint Venture's business is subject to a number of significant risks and uncertainties, including (1) rapid technological change,
(2) intense competition and (3) extensive government regulation by the FCC in the United States and by Industry Canada in Canada.

   The inability of the MSV Joint Venture to meet certain conditions in order to implement an ATC system may have negative consequences on the value of our interest in the MSV Joint Venture.

         The FCC's authorization of ATC for the MSS bands is subject to conditions that are designed to ensure the integrity of the underlying MSS offering and to prevent these services from becoming stand-alone terrestrial offerings. Specifically, to include ATC in their satellite systems, the FCC required that the MSV Joint Venture and other MSS operators must:

         o launch (or have launched) and operate their own satellite facilities;

         o  provide substantial satellite service to the public;

         o demonstrate compliance with geographic and temporal satellite coverage requirements;

         o demonstrate that the satellite system's ATC will operate only within the licensee's "core" MSS spectrum;

         o limit ATC operations only to the satellite system's authorized footprint;

         o  provide an integrated MSS and ATC service;

         o  not offer a terrestrial only service to consumers; and

         o obtain handset certification for MSS ATC devices under the equipment authorization process in accordance with FCC rules.

         Accordingly, ATC operations of the MSV Joint Venture or other MSS providers will not be permitted until such licensee has filed an application with the FCC demonstrating compliance with these requirements. Once the FCC approves such an application, terrestrial operations may commence. There can be no assurances that the MSV Joint Venture will meet the conditions necessary to receive the requisite approval of an application to implement an ATC system.

   The FCC may amend the initial ATC Order which may have negative consequences on our interest in the MSV Joint Venture.

         Terrestrial wireless providers strenuously opposed the FCC's proposal to grant ATC, claiming that the spectrum held by the MSS providers including the MSV Joint Venture, is worth billions of dollars if authorized for terrestrial wireless use and should be auctioned. Their opposition is expected to continue and could cause the amendment of the ATC Order in a manner unfavorable to the MSV Joint Venture and other MSS providers. If the FCC changes certain aspects of the ATC Order following an appeal, the value of the ATC Order may be impaired. While the MSV Joint Venture along with its members, including us, will continue to deploy our resources to support the ATC Order and seek authorization from the FCC to implement an ATC, there can be no assurances that we will be successful.

   If it implements an ATC system, the MSV Joint Venture may face increased competition which may have negative consequences on our interest in the MSV Joint Venture.

         The ATC Order permits the MSV Joint Venture, which currently operates in the L-band, as well as the MSS operators in the Big LEO band and the S-band, to implement ATCs, subject to meeting the FCC's conditions. Accordingly, the MSV Joint Venture will likely face serious competition in the provision of MSS using an ATC. Moreover, like the MSV Joint Venture, Inmarsat offers mobile satellite service in the U.S. using the L-band spectrum. Although Inmarsat has vigorously opposed the grant of ATC in the L-band - claiming it would cause unacceptable interference to its satellites - if the ATC Order remains unchanged and the MSV Joint Venture meets the requirement set forth in the ATC Order and receives authorization to operate an ATC system, Inmarsat may reconsider its position and seek approval to incorporate an ATC into its satellite service in the U.S.

         Furthermore, if any of the competitors of the MSV Joint Venture receive approval for their final applications for an ATC prior to the MSV Joint Venture or if the FCC grants more extensive or more favorable approvals to these potential competitors, the MSV Joint Venture's ability to implement its business strategy and compete effectively could also be harmed. If an ATC does not receive final regulatory approval or if the MSV Joint Venture is unable to implement an ATC due to restrictions imposed by the FCC or otherwise, the MSV Joint Venture's business will be severely limited and the value of our interest in the MSV Joint Venture will be significantly impaired.

   The MSV Joint Venture has experienced, and may continue to experience, anomalies with its satellites which may have negative consequences on our interest in the MSV Joint Venture.

         Satellite services face numerous uncertainties that are unique to the industry. Satellite launches are inherently risky and launch failures occur. Moreover, once in orbit, satellites can experience failures or technical anomalies that could damage the ability to provide services to customers. The MSV Joint Venture's satellites have experienced anomalies. No adequate assurance can be given that such anomalies will not impair the MSV Joint Venture's business or that they will not occur on future satellites. Satellites cannot be repaired once in orbit and, accordingly, even a technical anomaly short of total failure of the satellite could limit the usefulness of the satellite. The MSV Joint Venture's application to incorporate an ATC contemplates that these services will be provided using one or more next-generation satellites. Accordingly, the MSV Joint Venture will face the risks attendant with launching new satellites in the near term should specific authorizations to launch be received.

   The MSV Joint Venture may be unable to raise the additional capital necessary to meet its strategic objectives which may have negative consequences on our interest in the MSV Joint Venture.

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

         Currently, we are not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally. The mobile satellite services business of the MSV Joint Venture, however, is subject to extensive government regulation in the United States and Canada. Unlike some satellite services where a satellite licensee is granted an exclusive right to a predetermined amount of spectrum for a definite time period, L-band spectrum historically has been shared among five different licensees (Solidaridad in Mexico, TMI in Canada, Motient in the U.S., the Russian Federation, and Inmarsat), and these five licensees have agreed to coordinate their spectrum needs on an annual basis and divide the available L-band spectrum among themselves. Among other considerations, prior usage of the L-band to provide service is one factor determining the allotment to each licensee on an annual basis. Notwithstanding the agreement among these five licensees to coordinate annually their spectrum usage in the L-band, the five licensees currently continue to operate pursuant to a coordination agreement reached in Mexico City in 1995 and annual coordination meetings have not been held since 1999. Motient and TMI were licensed by their respective communications regulatory agencies many years ago to use L-band spectrum in their respective countries. Following FCC and Industry Canada consent, Motient and TMI assigned their respective L-band satellite licenses to the MSV Joint Venture. The MSV Joint Venture cannot be assured that it will have access to sufficient L-band spectrum to meet its needs in the future pursuant to this annual coordination process. Moreover, Inmarsat has vigorously opposed the approval of ATC in the L-band, which may complicate the annual coordination process for spectrum in the L-band.

         Moreover, several companies were authorized by the FCC to use mobile earth terminals in the U.S. over the Inmarsat L-band satellites. These authorizations could increase the demand for and usage of the L-band by Inmarsat, which in turn could increase Inmarsat's demand for L-band spectrum pursuant to the annual coordination process in the L-band. The FCC further proposed that any new spectrum that becomes available in the L-band may be awarded to competing mobile satellite service providers. If the FCC adopts this proposal, the MSV Joint Venture could face increased competition in the mobile satellite services marketplace.

   We may not collect on the outstanding promissory note from Motient.

         On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, the Company cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million (the "New Motient Note") that was issued by a new, wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture ("MSV Holdings Inc."). The New Motient Note is due on May 1, 2005 and bears interest at a rate of 9% per annum. Although the New Motient Note is unsecured, there are material restrictions placed on the use of MSV Holdings Inc.'s assets, and MSV Holdings, Inc. is prohibited from incurring or guarantying any debt in excess of $21.0 million (including the New Motient Note). Additionally, there are events of default (e.g., a bankruptcy filing by Motient) that would accelerate the due date of the New Motient Note. In light of, among other things, the operating results and financial condition of Motient, there can be no assurance that we will be able to collect the New Motient Note. As a result of the uncertainty with respect to the ultimate collection, a reserve continues to be maintained for the entire amount of the New Motient Note and accrued interest thereon.

   Apollo beneficially owns a large percentage of our voting stock.

         As of February 28, 2003, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC and AP/RM Acquisition LLC (collectively, the "Apollo Stockholders") owned 1,745,375 shares of our voting common stock, all of the 8,990,212 shares of our non-voting common stock, all of the 1,118,684 outstanding shares of our preferred stock and all of our outstanding Series 1-A and Series 2-A warrants. Assuming that all currently outstanding shares of our preferred stock are converted and all Series 1-A warrants and Series 2-A warrants are exercised, the Apollo Stockholders would beneficially own approximately 72.0% of our outstanding common stock and 46.9% of our outstanding voting power. Additionally, the Apollo Stockholders' ownership interest in us may increase upon its conversion of additional shares of preferred stock or its exercise of additional Series 1-A warrants received as in-kind dividends on its shares of preferred stock. As long as the Apollo Stockholders own at least 100,000 shares of the preferred stock, we are precluded from taking various corporate actions and entering into various transactions without the Apollo Stockholders' consent. In addition, voting as a separate class, the Apollo Stockholders have the right to elect two of the members of our board of directors and have certain approval rights with respect to additional members of our board of directors in the event that the size of our board of directors is increased. Furthermore, the delisting of our common stock from the Nasdaq National Market resulted in an event of non-compliance under the provisions of our preferred stock. As a result, the Apollo Stockholders have the right to elect the majority of our board of directors. In addition to being entitled to 975,000 votes with respect to the preferred stock, the Apollo Stockholders have agreed that the 474,427 shares of voting common stock acquired in the July 2002 tender offer which would otherwise entitle them to cast more than 29.9% of our voting power will be voted pro-rata with all other votes cast by the holders of voting common stock.

         Because of the Apollo Stockholders' large percentage of ownership and their rights as holders of preferred stock, the Apollo Stockholders have significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of all or substantially all of our assets. In addition, the level of the Apollo Stockholders' ownership of our shares of common stock and these rights could have the effect of discouraging or impeding an unsolicited acquisition proposal.

   Our common stock was delisted from the Nasdaq National Market which could seriously limit the liquidity and negatively affect the value of our common stock.

         On December 20, 2002, the Nasdaq Listing and Hearing Review Council (the "Council") overturned the August 19, 2002 determination by the Nasdaq Listing Qualifications Panel to permit us to remain listed on the Nasdaq National Market. The Council expressed concern about our ability to maintain long-term compliance with Nasdaq's listing requirements and what it perceived as our lack of "tangible business operations." As a result of the delisting by the Nasdaq, since December 23, 2002, the shares of our common stock have traded in interdealer and over-the-counter transactions and price quotations have been available in the "pink sheets" under the symbol "RRRR." Since January 30, 2003, price quotations also have been available on the OTC Bulletin Board. Delisting from the Nasdaq resulted in a reduction in the liquidity of our common stock. This lack of liquidity will likely also make it difficult for us to raise additional capital, if necessary. In addition, the delisting of our common stock from the Nasdaq National Market resulted in an event of non-compliance under the provisions of our preferred stock. As we have been unable to obtain a waiver of this event of non-compliance, the Apollo Stockholders are entitled to elect a majority of the members of our board of directors.

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

         Although our investment securities currently do not comprise more than 40% of our assets, fluctuations in the value of these securities or of our other assets may cause this limit not to be satisfied. Unless an exclusion or safe harbor were available to us, in certain circumstances, we would have to attempt to reduce our investment securities as a percentage of our total assets in order to avoid becoming subject to the requirements of the Investment Company Act of 1940. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices, and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

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

         The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in the technology sector. Future market movements may materially and adversely affect the market price of our common stock, particularly in light of the diminished liquidity of our common stock as a result of our delisting from the Nasdaq.

   Our business is subject to general economic conditions. Future economic downturns could have an adverse impact on the value of our interest in the MSV Joint Venture.

         Our business is subject to fluctuations based upon the general economic conditions in North America and, to a lesser extent, the global economy. Future general economic downturns or a continued recession in the United States could substantially reduce the demand for satellite communications services, thereby reducing the value of our interest in the MSV Joint Venture. A further deterioration in existing economic conditions could therefore materially and adversely affect our financial condition, operating results and business.

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

         Our board of directors has the authority to issue up to 10,000,000 shares of our preferred stock and to determine the terms, including voting rights, of those shares without any further vote or action by our common stockholders. The voting and other rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Similarly, our board may issue additional shares of common stock without any further vote or action by our common stockholders, which would have the effect of diluting common stockholders. An issuance could occur in the context of another public or private offering of shares of common stock or preferred stock or in a situation where the common stock or preferred stock is used to acquire the assets or stock of another company. The issuance of common stock or preferred stock, while providing desirable flexibility in connection with possible acquisitions, investments and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control.

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

         The market price of our common stock could decline as a result of future sales of substantial amounts of our common stock, or the perception that such sales could occur. Furthermore, certain of our existing stockholders have the right to require us to register their shares, and the holders of our preferred stock and Series 1-A and 2-A warrants have the right to require us to register the shares of common stock underlying these securities, which may facilitate their sale of shares in the public market.

Item 2.  Properties

         We conduct our administrative and operations activities from a leased facility in New York, New York. We routinely evaluate our facilities for adequacy and necessity in light of our plans for the future. We do not anticipate purchasing real property in the foreseeable future.

Item 3.  Legal Proceedings

         A number of class action lawsuits were filed by the holders of our common stock in the Court of Chancery of the State of Delaware challenging the plan of merger with Motient Corporation that was ultimately terminated on October 1, 2001. All of the complaints name us and members of our board of directors as defendants. Most of the complaints name the holders of our preferred stock, and certain of their affiliates, as defendants, and some of the complaints name Motient as a defendant. On June 22, 2001, the Delaware court entered an order to consolidate all of the Delaware lawsuits for all purposes into a single class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879-NC. On August 7, 2001, a Consolidated Amended Class Action Complaint was filed in Delaware Chancery Court. The lawsuit alleges that the defendants breached duties allegedly owed to the holders of our common stock in connection with the merger agreement and sought to stop the merger and/or obtain monetary damages. On April 2, 2002, we entered into a settlement in which we agreed to effectuate a reverse stock split, commence a rights offering and take certain other corporate actions. The court approved the settlement on December 2, 2002. In connection with the settlement, we agreed to issue 357,143 shares of our common stock (worth $1.0 million based on the tender offer price of $2.80 per share) to the plaintiff's counsel as attorney's fees and pay the plaintiff's counsel $0.1 million for expenses.

         On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., Rare Medium Group, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, Wolff, et al. v. Rare Medium, Inc., et al., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortious interference with contractual relations, tortious interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiffs' alleged attempt to engage in transactions involving some or all of the approximately 1,200,000 shares of our common stock (prior to the reverse stock split) that the plaintiffs obtained in our acquisition of Big Hand, Inc. The plaintiffs sought unspecified compensatory and punitive damages, interest, attorneys' fees and costs. On October 31, 2001, the Court dismissed the case without prejudice. The plaintiffs filed an amended complaint on December 7, 2001 based on substantially the same alleged facts. The amended complaint asserts the following causes of action: (1) breach of contract; (2) tortious interference with contract; and, (3) tortious interference with prospective business advantage. The amended complaint also sought an unspecified amount of actual damages, punitive damages, interest, and costs. On June 27, 2002, the Court dismissed the case with prejudice. On July 16, 2002, the plaintiffs filed a notice of appeal. On October 31, 2002, plaintiffs filed their brief in support of their appeal. We filed our opposition on December 16, 2002, and the plaintiffs replied on January 15, 2003. The Court of Appeals heard oral arguments on the appeal on February 27, 2003. We intend to continue to contest this matter vigorously if the Court of Appeals overturns the District Court's rulings.

         On November 19, 2001, five of our shareholders filed a complaint against us, certain of our subsidiaries and certain of their current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted stock when they sold the company that they owned to us. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, we filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, we filed a motion to dismiss on behalf of our self and our current and former officers and directors. On November 5, 2002, the plaintiffs filed a brief in opposition to the motion to dismiss. We replied on December 9, 2002. We intend to continue to dispute this matter vigorously.

         We and certain of our subsidiaries (along with the Engelhard Corporation) are parties to an arbitration relating to certain agreements that existed between or among the claimant and ICC Technologies, Inc., our former name, and the Engelhard/ICC ("E/ICC") joint venture arising from the desiccant air conditioning business that we and our subsidiaries sold in 1998. The claimant has sought $8.5 million for (a) its alleged out of pocket losses in investing in certain of E/ICC's technology, (b) unjust enrichment resulting from the reorganization of E/ICC in 1998, and (c) lost profits arising from the fact that it was allegedly forced to leave the air conditioning business when the E/ICC joint venture was dissolved. We intend to vigorously dispute this action.

         On July 26, 2002, plaintiffs James D. Loeffelbein, Terrie L. Pham and certain related parties filed suit against the lead plaintiff's counsel in the class action lawsuit, us, certain of our current and former officers, our former investor relations firm and a former employee of plaintiff Loeffelbein in the District Court of Johnson County, Kansas, Loeffelbein v. Milberg Weiss Bershad Hynes & Lerach, LLP, et al., 02 CV 04867. The plaintiffs assert claims for fraud, negligence and breach of fiduciary duty against all of us and certain of our current and former officers in connection with allegedly false statements purportedly made to the plaintiffs. The plaintiffs have sought unspecified damages from the defendants. On September 11, 2002, the matter was removed to the United States District Court for the District of Kansas. On October 11, 2002, the plaintiffs sought to have the matter remanded to state court. We opposed this motion and intend to dispute this matter vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

         Our annual meeting of stockholders for the year ended December 31, 2001 was held on December 17, 2002. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (the "Exchange Act"). All of management's nominees for the election of the board of directors were elected, and there was no solicitation in opposition to management's nominees. In addition, the Company's stockholders also voted on the following proposal with the following results:

         The appointment of KPMG LLP as the independent auditors of the Company for the year ended December 31, 2002 was ratified.

                                                                   Broker
                         For         Against     Abstain          Non-Votes
  Preferred Stock        975,000          0           0                0
  Common Stock         6,337,598     30,564       9,070                0


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         There is no established public trading market for our voting common stock. On December 23, 2002, our voting common stock was delisted from the Nasdaq National Market. Since that time, shares of our voting common stock have traded in interdealer and over-the-counter transactions and price quotations have been available in the "pink sheets" under the symbol "RRRR." On January 30, 2003, our voting common stock also became listed on the OTC Bulletin Board.

         The following table sets forth, for the fiscal quarters indicated,
(i) the high and low sales prices per share as reported on the Nasdaq National Market where our stock traded prior to the December 23, 2002 delisting by the Nasdaq and (ii) the high and low sales prices per share as reported by the Pink Sheets LLC at www.pinksheets.com on and after December 23, 2002:

                                                                             High         Low
                                                                             ----         ---
       Nasdaq
           Year ended December 31, 2001
            First quarter.................................................. $41.56      $ 11.88
            Second quarter.................................................  20.80         3.70
            Third quarter..................................................   5.40         0.80
            Fourth quarter.................................................   9.60         0.90
          Year ended December 31, 2002
            First quarter.................................................. $ 8.00      $  2.10
            Second quarter.................................................   4.00         1.30
            Third quarter..................................................   2.10         0.85
            Fourth quarter (through December 20, 2002).....................   1.36         0.64

       Pink Sheets
          Year ended December 31, 2002
            Fourth quarter (December 23 to December 31, 2002).............. $ 1.05      $  0.05


         The above quotations reported by Nasdaq and Pink Sheets LLC reflect interdealer prices, which may not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. On February 28, 2003, the last sale price for our voting common stock as reported by the Pink Sheets LLC was $0.80 per share.

         As of February 28, 2003, we had approximately 852 recordholders of our voting common stock. This number was derived from our stockholder records, and does not include beneficial owners of our voting common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. Holders of our voting common stock are entitled to share ratably in dividends, if and when declared by our board of directors.

         We have not paid a cash dividend on our common stock for the fiscal years ended December 31, 2001 and December 31, 2002, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements and financial condition, and general business conditions. Under the terms of the purchase agreement we entered into with the holders of our preferred stock, for so long as such holders beneficially own not less than 100,000 shares of preferred stock, we are prohibited from declaring or paying, and may not permit any of our subsidiaries to declare or pay, any dividend or make any other distribution in respect of any other shares of our capital stock without the prior written consent of such holders. In addition, future borrowings or issuances of preferred stock may prohibit or restrict our ability to pay or declare dividends.

Item 6.  Selected Financial Data

         The following historical selected financial data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 have been derived from financial statements that have been audited by our independent accountants. There were no cash dividends paid to holders of our common stock in any of these years. The data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. The format of prior year data has been conformed to reflect the accounting for discontinued operations.

                                                                             Years Ended December 31,
                                                ----------------------------------------------------------------------------
                                                      1998              1999             2000           2001         2002
                                                --------------    --------------    -------------  ------------ ------------
                                                                       (in thousands except share data)
Consolidated Statements of Operations Data:
Revenues                                          $       --      $      1,569    $      8,284    $      1,906    $       --
Cost of revenues                                          --             1,019           6,102           1,337            --
                                                  ------------    ------------    ------------    ------------    ------------
   Gross profit                                           --               550           2,182             569            --
                                                  ------------    ------------    ------------    ------------    ------------
Expenses:
   Sales and marketing                                    --               267          14,224           1,257            --
   General and administrative                            2,054          14,551          44,536          19,929           6,406
   Depreciation and amortization                            25           1,848           8,187           3,028             107
                                                  ------------    ------------    ------------    ------------    ------------
      Total expenses                                     2,079          16,666          66,947          24,214           6,513
                                                  ------------    ------------    ------------    ------------    ------------
Loss from operations                                    (2,079)        (16,116)        (64,765)        (23,645)         (6,513)
Interest (expense) income, net                          (1,181)         (1,479)         10,182           9,189           5,602
Loss on investments in affiliates                         --            (1,469)        (11,102)        (54,633)           (385)
Other income (expense), net                               --               200            (205)        (22,239)        (14,716)
Minority interest                                         --              --              --               (97)           (998)
                                                  ------------    ------------    ------------    ------------    ------------
Loss before taxes and discontinued operations           (3,260)        (18,864)        (65,890)        (91,425)        (17,010)
Income tax (expense) benefit                              (355)           --              --              --               350
                                                  ------------    ------------    ------------    ------------    ------------
Loss before discontinued operations                     (3,615)        (18,864)        (65,890)        (91,425)        (16,660)
Discontinued operations:
   Loss from discontinued operations                   (21,261)        (30,606)        (62,532)       (116,046)           --
   (Loss) Gain from wind-down of Rare Medium,
      Inc. and LiveMarket                                 --              --              --            (2,873)         12,632
   Gain on restructuring Engelhard/ICC                  24,257            --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------
      Income (Loss) from discontinued
        operations                                       2,996         (30,606)        (62,532)       (118,919)         12,632
                                                  ------------    ------------    ------------    ------------    ------------
Net loss                                                  (619)        (49,470)       (128,422)       (210,344)         (4,028)
Deemed dividend attributable to issuance of
   convertible preferred stock                            --           (29,879)           --              --              --
Cumulative dividends and accretion of
   convertible preferred stock to liquidation
   value                                                  --           (13,895)        (22,718)        (11,937)        (10,937)
                                                  ------------    ------------    ------------    ------------    ------------
Net loss attributable to common stockholders      $       (619)   $    (93,244)   $   (151,140)   $   (222,281)   $    (14,965)
                                                  ============    ============    ============    ============    ============
Basic and diluted (loss) earnings per share:
   Continuing operations                          $      (1.43)   $     (17.10)   $     (16.57)   $     (16.21)   $      (2.32)
   Discontinued operation                                 1.19           (8.36)         (11.69)         (18.66)           1.06
                                                  ------------    ------------    ------------    ------------    ------------
      Net loss per share                          $      (0.24)   $     (25.46)   $     (28.26)   $     (34.87)   $      (1.26)
                                                  ============    ============    ============    ============    ============
Basic weighted average common shares
   outstanding                                       2,528,200       3,662,545       5,348,895       6,374,020      11,865,291
                                                  ============    ============    ============    ============    ============



                                                                              December 31,
                                             ------------------------------------------------------------------------------
                                                1998             1999              2000             2001             2002
                                             ------------    -------------     -------------    -------------    ----------
                                                                             (in thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term
   investments                                      $918        $28,540          $157,483          $16,807          $39,492
Investment in XM Satellite Radio                      --             --                --           91,800               --
Notes receivable, net                                 --             --                --           50,486           56,823
Investments in affiliates                             --         26,467            48,016            2,600            2,343
Total assets                                      44,743        160,423           317,491          163,716          100,346
Notes payable, less current portion               10,592            997                --               --               --
Total liabilities                                 14,921         19,208            40,761           24,757            7,715
Series A convertible preferred
   stock, net                                         --         26,224            47,621           59,558           70,495
Minority interest                                     --             --                --           10,097           11,334
Stockholders' equity                              29,822        104,991           229,109           69,304           10,802



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

Overview

         We conduct our business through our subsidiaries. Through our 80% owned MSV Investors Subsidiary, we are a participant in the MSV Joint
Venture, a joint venture that also includes TMI, Motient, and the Other MSV Investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. We are an active participant in the MSV Joint Venture and have designated three members of the 12-member board of directors of the MSV Joint Venture's corporate general partner. In addition, in May 2002, we became affiliated with Miraxis, a development stage company that has access to a Ka-band license with which it intends to provide satellite based multi-channel, broadband data and video services in North America.

         On February 10, 2003, the FCC released the ATC Order that relates to an application submitted by the MSV Joint Venture and certain of its competitors that could greatly expand the scope of the MSV Joint Venture's business by permitting the incorporation of an ancillary terrestrial component into its mobile satellite network. A similar application is pending before Industry Canada, the FCC's counterpart in Canada. The MSV Joint Venture cannot expand its MSS business using ATC base stations into Canada until this application pending before Industry Canada is approved. With the FCC's issuance of the ATC Order alone, however, we expect the MSV Joint Venture to enter a new stage of development which will require significant future funding requirements and/or a need for one or more strategic partners.

         Our current operations consist of actively participating in the MSV Joint Venture, directing the operations of Miraxis and seeking other complementary operational opportunities. Our principal assets consist of our interest in the MSV Joint Venture, a promissory note from Motient, our interest in Miraxis, our remaining investments in our venture portfolio companies and cash, cash equivalents and short-term investments. As a result of uncertainty with respect to the ultimate collection on the Motient notes, we recognized a reserve for the entire amount of these notes. See "Liquidity and Capital Resources" under this Item 7.

         From 1998 through the third quarter of 2001, our principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket subsidiary, was made at the end of the third quarter of 2001.

         From 1999 through the first quarter of 2001, we made venture investments by taking strategic minority equity positions in other independently managed companies. Additionally, during that period, we developed, managed and operated our Start-up Companies. During the first quarter of 2001, we reduced our focus on these businesses and substantially ceased providing funding to our Start-up Companies. Additionally, we sold a majority of our equity interest in the operations of three of our Start-up Companies: ChangeMusic and ePrize in April 2001 and Regards.com in December 2001.

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

Critical Accounting Policies and Estimates

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expense during the periods presented. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may differ from estimates. The following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results from operations, and that require judgment. Also, see the notes accompanying the consolidated financial statements, which contain additional information regarding our accounting policies.

   Notes Receivable from Motient and MSV Joint Venture

         We value our notes receivable based on the face amount, net of a valuation reserve for unrealized amounts. We review the net balance of our notes for changes to the reserve, either increases or decreases, whenever events or circumstances indicate that the carrying amount differs from its expected recovery.

         As of December 31, 2002, as a result of the continued uncertainty with respect to the ultimate collection on the New Motient Note, we maintain a reserve for the entire amount of the note. However, the New Motient Note is issued by a wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture. If we are able to collect on any portion of the New Motient Note, an adjustment to the reserve would be reflected as income in our statements of operations.

         As of December 31, 2002, the carrying value of our convertible note from the MSV Joint Venture approximates its fair value based on recent funding transactions. The MSV Joint Venture plans, subject to the receipt of certain FCC authorizations and Industry Canada approvals and raising adequate capital and/or entering into agreements with one or more strategic partners, to develop, build and operate a next-generation satellite system complemented by ATC. If the FCC authorization for the MSV Joint Venture to operate an ATC is not received, the MSV Joint Venture's business will be limited, and the value of our interest in the MSV Joint Venture will be significantly impaired.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

   Revenues

         Revenues for the year ended December 31, 2002 decreased to nil from approximately $1.9 million for the year ended December 31, 2001, a decrease of approximately $1.9 million. The decrease is the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

   Cost of Revenues

         Cost of revenues includes salaries, payroll taxes and related benefits and other direct costs associated with the generation of revenues. Cost of revenues for the year ended December 31, 2002 decreased to nil from approximately $1.3 million for the year ended December 31, 2001, a decrease of approximately $1.3 million. The decrease is the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

   Sales and Marketing Expense

         Sales and marketing expense primarily includes the costs associated with the respective sales force of each Start-up Company, marketing and advertising. Sales and marketing expense for the year ended December 31, 2002 decreased to nil from approximately $1.3 million for the year ended December 31, 2001, a decrease of approximately $1.3 million. The decrease is the result of the sale of our majority interest in the operations of three Start-up Companies in 2001.

   General and Administrative Expense

         General and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the year ended December 31, 2002 decreased to $6.4 million from $19.9 million for the year ended December 31, 2001, a decrease of $13.5 million. This decrease was primarily related to the reduced infrastructure needed to manage our continuing operations and the sale of our majority interest in the operations of three Start-up Companies in 2001, partially offset by the legal and advisory costs associated with our negotiations and settlement with the plaintiffs in the class action lawsuit. We currently expect our general and administrative expense, as it relates to our existing operations, to remain at this level in future periods.

   Depreciation and Amortization Expense

         Depreciation and amortization expense substantially consists of the depreciation of property and equipment and amortization of intangible assets as a result of the acquisitions of our Start-up Companies. Depreciation and amortization expense for the year ended December 31, 2002 decreased to approximately $0.1 million from $3.0 million for the year ended December 31, 2001, a decrease of approximately $2.9 million. This decrease is primarily the result of the sale or shutdown of the operations of our Start-up Companies in 2001 and the disposal of property and equipment associated with our restructuring activities. As we have reduced our capital expenditures and have written off all remaining goodwill, we currently expect depreciation expense, as it relates to our existing operations, to remain at this level in future periods.

   Interest Income, Net

         Interest income, net for the year ended December 31, 2002 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments and on our convertible notes receivable from the MSV Joint Venture.

   Loss on Investment in Affiliates

         For the year ended December 31, 2002, we recorded a loss on investments in affiliates of approximately $0.4 million for our proportionate share of affiliates' operating losses and amortization of our net excess investment over our equity in an affiliate's net assets accounted for under the equity method. For the year ended December 31, 2001, we recorded a loss on investments in affiliates of $54.6 million, $43.8 million for the impairment to the carrying value of certain affiliates accounted for under the cost method, $3.6 million for the realized loss on the sale of publicly traded securities, $2.7 million for our proportionate share of affiliates' operating losses and amortization of our net excess investment over our equity in each affiliate's net assets for those affiliates accounted for under the equity method, and $4.5 million related to our Start-Up Companies. We will continue to monitor the carrying value of our remaining investments in affiliates for further impairment.

   Other Expense, Net

         For the year ended December 31, 2002, we recorded other expense, net of approximately $14.7 million, consisting primarily of $14.9 million for the realized loss on the sale of XM Satellite Radio common stock. For the year ended December 31, 2001, we recorded other expense, net of approximately $22.2 million, consisting primarily of the approximate loss of $26.9 million relating to the reserve recognized for the Motient promissory notes, partially offset by a gain of $5.3 million that resulted from difference between the value of the XM Satellite Radio common stock received in connection with partial repayment of the Motient notes in accordance with their terms and the value of XM Satellite Radio common stock using its closing price on the date of partial repayment.

   Minority Interest

         For the year ended December 31, 2002, we recorded minority interest of approximately $1.0 million relating to the equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who invested approximately $10.2 million in our MSV Investors Subsidiary.

   (Loss) Gain from Discontinued Operations

         At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made as a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects. For the year ended December 31, 2002, we recognized a gain of $12.6 million as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts. For the year ended December 31, 2001, we recognized a loss from operations of $116.0 million relating to these businesses and $2.9 million relating to the wind down of these businesses.

   Net Loss

         For the year ended December 31, 2002, we recorded a net loss of $4.0 million. The net loss was primarily due to the factors described in "General and Administrative Expense," "Depreciation and Amortization Expense," "Interest Income, Net," "Loss on Investment in Affiliates," "Other Expense, Net," "Minority Interest" and "(Loss) Gain from Discontinued Operations."

         Included in net loss attributable to common shareholders of $15.0 million was $11.0 million of non-cash deemed dividends and accretion related to the issuance of our convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on convertible preferred stock and to the accretion of the carrying amount of the convertible preferred stock up to its $100 per share face redemption amount over 13 years.

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

   General and Administrative Expense

         General and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the year ending December 31, 2001 decreased to $19.9 million from $44.5 million for the year ended December 31, 2000, a decrease of $24.6 million. This decrease was primarily related to the reduced infrastructure needed to manage our continuing operations and the sale of our majority interest in the operations of three Start-up Companies in 2001, partially offset by the legal and advisory costs associated with our terminated merger with Motient Corporation.

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

   Interest Income, Net

         Interest income, net for the year ended December 31, 2001 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments, on our Motient promissory notes, and on our convertible note receivable from the MSV Joint Venture.

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

   Other Expense, net

         Other expense, net for the year ended December 31, 2001 primarily relates to the promissory notes from Motient. On October 12, 2001, in accordance with the terms of the notes, we received five million shares of XM Satellite Radio common stock as payment for $26.2 million of the aggregate $52.4 million principal and accrued interest of the notes as of that date leaving a remaining principal balance of the notes at $26.2 million. As a result of uncertainty with respect to the ultimate collection on the remaining balance of the Motient notes, we recognized a reserve for the entire amount of these notes. This approximate loss of $26.9 million was partially offset by a gain of $5.3 million that resulted from difference between the value of the XM Satellite Radio common stock received in connection with partial repayment of the Motient Notes in accordance with their terms and the value of XM Satellite Radio common stock using its closing price on the date of partial repayment.

   Minority Interest

         For the year ended December 31, 2001, we recorded minority interest of approximately $0.1 million relating to the equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who invested $10.0 million in our MSV Investors Subsidiary.

   Loss from Discontinued Operations

         At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made as a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects. In connection with the discontinuance of these businesses, we recorded restructuring charges in 2001 of $55.6 million related to severance and benefits resulting from headcount reductions, facility consolidations, an accrual for estimated losses during the wind-down period and the write-off of unamortized goodwill and property and equipment, net of expected proceeds. The remaining loss of $63.3 million resulted from operations prior to the decision to discontinue the businesses.

   Net Loss

         For the year ended December 31, 2001, we recorded a net loss of $210.3 million. The loss was primarily due to the factors described in "Revenues," "Cost of Revenues," "General and Administrative Expense," "Depreciation and Amortization Expense," "Sales and Marketing Expense," "Loss on Investments in Affiliates," "Minority Interest," "Other Expense, net" and "Loss from Discontinued Operations."

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

Liquidity and Capital Resources

         We had approximately $39.5 million in cash, cash equivalents and short-term investments as of December 31, 2002. Cash used in operating activities from continuing operations was approximately $8.0 million for the year ended December 31, 2002 and resulted primarily from cash used for general corporate overhead including professional fees associated with the settlement of certain litigation matters. Cash used in operating activities from discontinued operations was $1.9 million for the year ended December 31, 2002 which primarily relates to settlements of existing liabilities and, to a lesser extent, legal fees associated with the wind down of Rare Medium, Inc. and other businesses. We expect cash used in continuing operations, as it relates to our existing operations, to remain at approximately this level in future periods. Therefore, we expect that our existing cash, cash equivalents and short-term investments will be sufficient to meet our operating requirements for 2003.

         Cash provided by investing activities from continuing operations was $15.4 million, excluding the $7.3 million resulting from the net sale of short-term investments, for the year ended December 31, 2002, which primarily consists of $16.6 million of cash received from the sale of five million shares of XM Satellite Radio common stock, $0.3 million of cash received from an investment in an affiliate with whom we had a dispute and $0.1 million received from the sale of an investment in an affiliate, partially offset by the $1.1 million used by our MSV Investors Subsidiary to purchase, in connection with the MSV Joint Venture rights offering, a newly issued convertible note with terms similar to the convertible note already held by the MSV Investors Subsidiary and $0.5 million used to purchase an interest in Miraxis. We do not have any future funding commitments with respect to any of these entities. However, we expect that the MSV Joint Venture will require additional funding from time to time, and we may choose to exercise our preemptive rights to provide our pro rata share of such funding, subject to our liquidity and capital resources at that time.

         Cash provided by financing activities was $17.1 million for the year ended December 31, 2002, which primarily consists of the proceeds from the sale of 147,893 shares of voting common stock and 8,990,212 shares of non-voting common stock in connection with the rights offering and advance purchase and the contribution from the unaffiliated third parties into the MSV Investors Subsidiary, partially offset by the costs of the rights offering.

   Motient Promissory Note

         On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, we cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million that was issued by MSV Holding, Inc., a new, wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture. The New Motient Note is due on May 1, 2005 and bears interest at a rate of 9% per annum. Although the New Motient Note is unsecured, there are material restrictions placed on the use of MSV Holdings Inc.'s assets, and MSV Holdings Inc. is prohibited from incurring or guarantying any debt in excess of $21.0 million (including the New Motient Note). Additionally, there are events of default (e.g., a bankruptcy filing by Motient) that would accelerate the due date of the New Motient Note. As a result of the uncertainty with respect to the ultimate collection on the New Motient Note, a reserve continues to be maintained for the entire amount of the note. If we recover any amount on the New Motient Note, adjustments to the reserve would be reflected as other income on the accompanying consolidated statements of operations. Furthermore, we have been conducting periodic negotiations with Motient concerning alternatives related to the New Motient Note including the exchange of such note, or a portion thereof, into an additional equity interest in the MSV Joint Venture.

   MSV Joint Venture Convertible Notes Receivable

         Through our 80% owned MSV Investors Subsidiary, we are an active participant in the MSV Joint Venture, a joint venture that also includes TMI, Motient and the Other MSV Investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. On November 26, 2001, through our MSV Investors Subsidiary, we purchased a $50.0 million interest in the MSV Joint Venture in the form of a convertible note. Immediately prior to the purchase of the convertible note, Rare Medium Group contributed $40.0 million to the MSV Investors Subsidiary and a group of unaffiliated third parties collectively contributed $10.0 million. The note bears interest at a rate of 10% per year, has a maturity date of November 26, 2006, and is convertible at any time at the option of our MSV Investors Subsidiary into equity interests in the MSV Joint Venture.

         On August 13, 2002, the MSV Joint Venture completed a rights offering allowing its investors to purchase their pro rata share of an aggregate $3.0 million of newly issued convertible notes with terms similar to the convertible note already held by our MSV Investors Subsidiary. The MSV Investors Subsidiary exercised its basic and over subscription rights and purchased approximately $1.1 million of the convertible notes. Following this purchase of the additional convertible note, the MSV Investors would own, upon conversion, 30.9% of the equity interests in the MSV Joint Venture. The group of unaffiliated third parties collectively contributed $0.2 million to the MSV Investors Subsidiary in connection with the MSV Joint Venture rights offering.

         Pursuant to the MSV Joint Venture Agreement, in the event that the MSV Joint Venture receives final regulatory approval from the FCC by March 31, 2003 for its ATC applications, as those terms are defined in the MSV Joint Venture Agreement, the Other MSV Investors are obligated to invest an additional $50.0 million in the MSV Joint Venture. If this additional investment were to occur, the convertible notes held by our MSV Investors Subsidiary will automatically convert into equity interests, and the MSV Investors Subsidiary would own approximately 23.7% of the equity interests in the MSV Joint Venture. While the ATC Order has been issued, absent a renegotiation of the deadline for this contribution, we do not believe the Other MSV Investors will be required to contribute the $50.0 million to the MSV Joint Venture.

         The fair value of the convertible notes approximates book value based on the equity value of the MSV Joint Venture's recent funding transactions assuming conversion of such note.

   Issuance of Common Stock

         On January 14, 2000, we sold 250,000 shares of our common stock for gross proceeds of $70.1 million (net proceeds of $65.7 million) in a private transaction to a group of mutual funds managed by Putnam Investments and Franklin Resources, Inc. On April 18, 2000, we filed a registration statement with the SEC to register the resale of such shares as required by the purchase agreement executed in connection with such private transaction.

         On March 29, 2000, we sold 300,000 shares of our common stock for gross proceeds of $186.0 million (net proceeds of $175.2 million) in a public offering underwritten by Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and FleetBoston Robertson Stephens, Inc.

         On August 22, 2000, we issued 1,270,948 shares of common stock to holders of our Series 1-A Warrants as a result of a cashless exercise of all Series 1-A Warrants outstanding at that time. The effective exercise price at the time of exercise was $0.01 per share. We withheld 998 shares of common stock as payment of the aggregate exercise price.

         On November 19, 2001, we entered into a settlement agreement with our former public relations firm in order to resolve a dispute concerning our alleged failure to deliver options covering a number of shares of our common stock that were allegedly owed relating to past services rendered which allegedly resulted in damages of $12.8 million to the public relations firm. Pursuant to the settlement agreement, we, among other things, issued 125,000 shares of unregistered common stock to the firm and an option to purchase an additional 4,700 unregistered shares of common stock. The fair value of this consideration approximated $1.2 million.

         On July 16, 2002, we sold 9,138,105 shares of our common stock for gross proceeds of $18.4 million (net proceeds of $17.0 million) in a rights offering. In connection with the settlement of the class action lawsuit, we distributed to each holder of record of our common stock, warrants and preferred stock, as of the close of business on May 16, 2002, one non-transferable right to purchase one additional share of our common stock, for each share held, at a purchase price of $2.01 per share. Included in the rights offering is the advance purchase by our preferred stockholders of 3,876,584 shares of non-voting common stock in April 2002 for total gross proceeds of approximately $7.8 million and an additional 5,113,628 shares of non-voting common stock purchased by our preferred stockholders pursuant to their over subscription privilege.

   Other Transactions

         As part of our regular on-going evaluation of business opportunities, we are currently engaged in a number of separate and unrelated preliminary discussions concerning possible joint ventures and other transactions (collectively, the "Transactions"). We are in the early stages of such discussions and have not entered into any agreement in principle with respect to any of the Transactions. Prior to consummating any Transaction, we will have to, among other things, initiate and satisfactorily complete a due diligence investigation, negotiate the financial and other terms (including price) and conditions of such Transaction, obtain appropriate board of directors', regulatory and other necessary consents and approvals and secure financing, to the extent deemed necessary. We cannot predict if any such Transaction will be consummated or, if consummated, will result in a financial or other benefit to us.

Delisting from the Nasdaq National Market

         On December 20, 2002, the Nasdaq Listing and Hearing Review Council (the "Council") overturned the August 19, 2002 determination by the Nasdaq Listing Qualifications Panel to permit our company to remain listed on the Nasdaq National Market. The Council expressed concern about our ability to maintain long-term compliance with Nasdaq's listing requirements and what it perceived as our lack of "tangible business operations." As a result of the delisting by the Nasdaq, since December 23, 2002, the shares of our common stock have traded in interdealer and over-the-counter transactions and price quotations have been available in the "pink sheets" under the symbol "RRRR." Since January 30, 2003, price quotations also have been available on the OTC Bulletin Board. Delisting from the Nasdaq National Market resulted in a reduction in the liquidity of our common stock. This lack of liquidity will likely also make it difficult for us to raise additional capital, if necessary. In addition, the delisting of our common stock from the Nasdaq National Market resulted in an event of non-compliance under the provisions of our preferred stock. As we have been unable to obtain a waiver of this event of non-compliance, the Apollo Stockholders are entitled to elect a majority of the members of our board of directors.

Supplementary Unaudited Quarterly Financial Information


                                                 2001                                     2002
                        --------------------------------------------------    ----------------------------------------
                            Q1             Q2          Q3          Q4            Q1          Q2        Q3        Q4
                        ----------     ----------   ---------  -----------    ---------   --------  --------  --------
                                                     (in thousand, except per share data)

Revenue                    $  1,602    $    260    $     25    $     19       $--         $--        $--         $--
Gross profit                    299         228          23          19        --          --         --          --
Net (loss) income           (61,859)    (25,864)    (87,038)    (35,583)     (1,196)     11,477    (14,705)        396
Net (loss) income
   attributable to
   common stockholders      (64,791)    (28,830)    (90,039)    (38,621)     (4,269)      8,366    (17,075)     (1,987)
Basic and diluted
   (loss) income per
   share                     (10.27)      (4.55)     (14.20)      (6.00)      (0.07)       0.81      (1.15)      (0.13)


Recently Issued Accounting Standards

         In June 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and will not have a material impact on our results of operations. We accounted for the discontinued operations of Rare Medium, Inc. in accordance with Emerging Issues Task Force Issue No. 94-3 and, accordingly, charged to our statement of operations in 2001 all appropriate exit costs for plans approved by management before December 31, 2001.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS
No. 148 amends SFAS No. 123, "Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         At December 31, 2002, we had $39.5 million of cash, cash equivalents and short-term cash investments. These cash, cash equivalents and short-term cash investments are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Item 8. Financial Statements and Supplementary Data

         The financial statements and supplementary financial data required by this Item 8 are set forth in Item 15 of this report. All information which has been omitted is either inapplicable or not required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


                                   PART III

Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth information concerning our directors and executive officers as of February 28, 2003:


          NAME                    AGE                                  POSITION
----------------------------------------------------------------------------------------------

Glenn S. Meyers                    41                     Chairman and Chief Executive Officer
Jeffrey A. Leddy                   47                    President and Chief Operating Officer
Robert C. Lewis                    37             Senior Vice President, General Counsel and Secretary
Craig C. Chesser                   42                 Senior Vice President, Finance and Treasurer
Michael A. Hultberg                37                     Senior Vice President and Controller
William F. Stasior                 62                                   Director
Jeffrey M. Killeen                 49                                   Director
Andrew D. Africk                   36                                   Director
Marc J. Rowan                      40                                   Director
Michael S. Gross                   41                                   Director


--------------------------

Glenn S. Meyers - Chairman and Chief Executive Officer. Mr. Meyers is our co-founder, Chairman and Chief Executive Officer and has been a member of our Board of Directors, as well as our Chief Executive Officer, since April 1998 when we acquired Rare Medium, Inc. as a wholly owned subsidiary. Prior to joining Rare Medium, Inc. in September 1996 where he served as Chairman and Chief Executive Officer until December 2001, Mr. Meyers was President of Brookridge Capital Management, an Internet venture capital firm from 1994 to September 1996. Mr. Meyers' current term as a member of our board of directors expires in 2005.

Jeffrey A. Leddy - President and Chief Operating Officer. Mr. Leddy was appointed President and Chief Operating Officer in October 2002, having served as our Senior Vice President of Operations since June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies, most recently as a Vice President. Mr. Leddy also currently serves as President of Miraxis, LLC, an affiliate of the Company, a position he has held since September 2001.

Robert C. Lewis - Senior Vice President, General Counsel and Secretary. Mr. Lewis was appointed Senior Vice President in July 2000, General Counsel in May 1998 and Secretary in August 1998. Mr. Lewis served as our Vice President from May 1998 until July 2000. Prior to joining us, Mr. Lewis was an associate at the law firm of Fried, Frank, Harris, Shriver & Jacobson from October 1992.

Craig C. Chesser - Senior Vice President Finance and Treasurer. Mr. Chesser was appointed Senior Vice President Finance in December 2001 and Treasurer in November 1999. Mr. Chesser served as a Vice President from July 1998 until February 2001 when he was appointed Vice President Finance. Mr. Chesser served as our Corporate Controller from July 1998 to November 1999. Prior to joining us, Mr. Chesser was Vice President, Finance for TransCare Corporation, a health care industry consolidator. Previously, Mr. Chesser was Vice President, Finance and Administration for Sunwestern Investment Group, a venture capital organization.

Michael A. Hultberg - Senior Vice President and Controller. Mr. Hultberg was appointed Senior Vice President in December 2001 and Controller in November 1999. Mr. Hultberg joined us as a Vice President in November 1999. From July 1988 to November 1999, Mr. Hultberg was employed by KPMG LLP, most recently as Senior Manager.

William F. Stasior - Director. Mr. Stasior joined our board of directors in April 2000. Mr. Stasior was the Chairman and Chief Executive Officer of Booz Allen & Hamilton Inc., a management and technology consulting firm, from 1991 to 1999. Mr. Stasior also serves on the Board of Directors of OPNET, a software company that specializes in enhancing network performance, and Vanu, Inc., a pioneer in the development of software defined radio. Mr. Stasior's current term as a member of our board of directors expires in 2005.

Jeffrey M. Killeen - Director. Mr. Killeen joined our board of directors in October 1998. Since January 1, 2002, Mr. Killeen has been Chairman & Chief Executive Officer of Globalspec, Inc., an information services company. Mr. Killeen was the Chief Executive Officer of Forbes.com from August 1999 to March 2001. Prior to that, from January 1998 to March 1999, Mr. Killeen was the Chief Operating Officer of barnesandnoble.com. Before joining barnesandnoble.com, Mr. Killeen served as President and Chief Executive Officer of Pacific Bell Interactive Media from August 1994 to January 1998. Mr. Killeen's current term as a member of our board of directors expires in 2004.

Andrew D. Africk - Director. Mr. Africk joined our board of directors in June 1999. Mr. Africk is a partner of Apollo Advisors, L.P. (which, together with its affiliates, acts as the managing general partner of several private securities investment funds, including Apollo Investment Fund IV, L.P.). Mr. Africk is also a director of Encompass Services Corporation, as well as several private venture companies. Mr. Africk's current term as a member of our board of directors expires in 2004.

Marc J. Rowan - Director. Mr. Rowan joined our board of directors in June 1999. Mr. Rowan is one of the founding principals of Apollo Advisors, L.P. (which, together with its affiliates, acts as the managing general partner of several private securities investment funds, including Apollo Investment Fund IV, L.P.). Mr. Rowan is also a director of Vail Resorts, Inc., Quality Distribution, Inc., National Financial Partners, Inc., Wyndham International and NRT Incorporated. Mr. Rowan's current term as a member of our board of directors expires in 2003.

Michael S. Gross - Director. Mr. Gross joined our board of directors since August 1999. Mr. Gross is one of the founding principals of Apollo Advisors, L.P. Mr. Gross is also a director of Allied Waste Industries, Inc., Breuners Home Furnishing, Inc., Clark Enterprises Inc., Florsheim Group, Inc., United Rentals, Inc. and Saks Incorporated. Mr. Gross' current term as a member of our board of directors expires in 2003.

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

         To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that during the year ended December 31, 2002 our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

Summary Compensation Table

         The following Summary Compensation Table sets forth, for the three years ended December 31, 2002, the compensation for services in all capacities earned by the Company's Chief Executive Officer and its next most highly compensated executive officers.


                                                                           Other Annual     Securities      LTIP       All Other
                                                                           Compensation     Underlying      Payouts  Compensation
   Name and Principal Position          Year       Salary     Bonus             (1)       Options/SARs (#)   ($)        (2)
   ---------------------------          ----       ------     -----        -----------    ----------------   ---      -----------

Glenn S. Meyers                        2002    $  332,553    $  375,000    $   18,000       155,000          $--         $--
   Chairman and                        2001       278,096          --          18,000          --             --          --
   Chief Executive Officer             2000       267,400     1,469,090        18,000          --             --          --

Jeffrey A. Leddy                       2002       138,462        15,000          --         100,000           --          --
   President and Chief Operating
   Officer

Robert C. Lewis                        2002       196,250          --            --          20,000           --          --
   Senior Vice President, General      2001       140,000        90,000         6,000        10,000           --         2,500
   Counsel and Secretary               2000       128,692        40,000          --            --             --         2,500

Craig C. Chesser                       2002       196,250          --            --          20,000           --          --
   Senior Vice President Finance       2001       164,077        90,000         1,500        10,000           --         2,500
   and Treasurer                       2000       133,961        40,000         6,000         2,500           --         2,500

Michael A. Hultberg                    2002       223,333          --            --          20,000           --          --
   Senior Vice President and           2001       177,135        90,000         3,000        10,000           --          --
   Controller                          2000       145,000        40,000          --            --             --          --

----------------

(1) Represents non-accountable expense allowance.
(2) Represents employer matching contributions to retirement accounts.



Option / SAR Grants in the Last Year

         The following table sets forth information concerning grants of stock options to purchase common stock during the year ended December 31, 2002 to the named executive officers.


                                               Percent of
                              Number of          Total                                     Potential Realizable Value at
                              Securities      Options/SARs                                 Assumed Annual Rates of Stock
                              Underlying       Granted to       Exercise or                 Appreciation for Option Term
                            Options /SARs     Employees in      Base Price   Expiration    ------------------------------
    Name                     Granted (1)      Fiscal Year        ($/Share)      Date           5%                 10%
    ----                     -----------      -----------        ---------   ----------    ----------         -----------

Glenn S. Meyers                 155,000  (2)         31.6%         $0.85    10/15/12         $82,857           $209,976

Jeffrey A. Leddy                 25,000  (3)          5.1%         $1.80    06/03/12         $28,300            $71,718
                                 75,000  (2)         15.3%         $0.85    10/15/12         $40,092           $101,601

Robert C. Lewis                  20,000  (2)          4.1%         $0.85    10/15/12         $10,691            $27,094

Craig C. Chesser                 20,000  (2)          4.1%         $0.85    10/15/12         $10,691            $27,094

Michael A. Hultberg              20,000  (2)          4.1%         $0.85    10/15/12         $10,691            $27,094

----------------

(1) The vesting of the options is subject to acceleration in the event of a change in control of the Company, which means, generally, the consummation of any merger or consolidation involving the Company, any sale of substantially all of the Company's assets or other transaction or related transactions as a result of which a single person or several persons acting in concert own a majority of the shares of common stock.
(2) These options were granted on October 15, 2002 at an exercise price of $0.85, the per share fair market value of the common stock at that time.
      The options have a term of ten (10) years. These options are exercisable cumulatively in three (3) equal annual installments, beginning on October 9, 2003.
(3) This option was granted on June 3, 2002 at an exercise price of $1.80, the per share fair market value of the common stock at that time. The option has a term of ten (10) years. The option is exercisable cumulatively in four (4) equal installments every six months, beginning on June 3, 2002.


Aggregated Option/SAR Exercises in the Last Year and Year-End Option/SAR Values

         The following table sets forth information concerning the exercise of options to purchase shares of common stock by the named executive officers during the year ended December 31, 2002, as well as the number and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 2002.


                           Number of                  Number of Securities    Value of Unexercised
                            Securities                   Underlying               In-the-Money
                           Underlying                   Options/SARs at           Options/SARs
                           Options/SARs                 Fiscal Y/E (#)           at Fiscal Y/E ($)
                            Acquired on     Value       Exercisable/              Exercisable/
    Name                    Exercise (#)   Realized    Unexercisable             Unexercisable
    -----                   ------------   --------    -------------             --------------

Glenn S. Meyers                --             --      126,667/168,333              0/0
Jeffrey A. Leddy               --             --        6,250/93,750               0/0
Robert C. Lewis                --             --       19,500/20,000               0/0
Craig C. Chesser               --             --       15,833/20,000               0/0
Michael A. Hultberg            --             --       17,500/20,000               0/0


Employment Contracts And Change In Control Arrangements

   Meyers Employment Agreement

         In connection with the transactions consummated pursuant to the 1998 acquisition by the Company of Rare Medium, Inc., the Company entered into an Employment Agreement effective April 15, 1998 with Glenn S. Meyers, as amended (the "Meyers Employment Agreement"). Pursuant to the Meyers Employment Agreement, Mr. Meyers was engaged as the Chairman, President and Chief Executive Officer of the Company and Rare Medium, Inc. to serve for a term of five years, expiring April 15, 2003. Pursuant to the Meyers Employment Agreement, Mr. Meyers currently receives an annual base salary of $292,465, with a minimum annual increase during the term of not less than 4% per annum. The Meyers Employment Agreement also contains a covenant not to compete with the Company or any of its affiliates for the term of the agreement, plus one additional year. Concurrently with the execution of the Meyers Employment Agreement, the Company granted to Mr. Meyers options to acquire an aggregate of 200,000 shares of common stock at exercise prices equal to $23.75 per share (the fair market value at the time of issuance), which options become exercisable ratably on a monthly basis over a period of 60 months from the date of grant and expire ten years from the date of grant. On October 15, 2002, in recognition of Mr. Meyers' contribution to the Company, among other things, the Compensation Committee approved the repricing of the exercise prices of Mr. Meyers' outstanding options to purchase an aggregate of 140,000 shares of common stock to $0.85 per share, the fair market value at the date of the repricing. Additionally, on that date, Mr. Meyers received an additional option to purchase 155,000 shares of common stock at $0.85 per share.

   Leddy Employment Agreement

         In June 2002, the Company entered into an employment agreement, effective June 4, 2002, with Jeffrey Leddy. Pursuant to the agreement, Mr. Leddy was engaged as Senior Vice President of Operations for a term expiring on December 31, 2003. Mr. Leddy receives an annual base salary of $200,000, which is subject to increase at the sole discretion of the Compensation Committee. In addition, Mr. Leddy is eligible, based upon the achievement of certain subjective goals established by the Compensation Committee, to receive a bonus of up to 75% of his base salary following the end of each calendar year during the term of the agreement. Mr. Leddy also received an option to purchase 25,000 shares of common stock at an exercise price of $1.80 per share, the fair market value on the date of grant. This option vests ratably every six months for two years. On October 9, 2002, Mr. Leddy was promoted to President and Chief Operating Officer of the Company. In connection with his promotion, Mr. Leddy received an option to purchase an additional 75,000 shares of common stock at an exercise price of $0.85 per share, the fair market value on the date of the grant. This option vests ratably every year for three years. In the event that Mr. Leddy is terminated other than for "cause" as that term is defined in the agreement, he is entitled to receive a lump sum payment equal to one year of his current salary and all stock options granted to him by the Company shall immediately vest.

   Other Current Employment Agreements

         The Company has employment agreements with each of Craig Chesser, Michael Hultberg and Robert Lewis, each of whom is an executive officer of the Company. Under these agreements, if, either (i) after 90 days following a change in control of the Company, the executive terminates his employment or
(ii) the executive is terminated for other than "cause" as such term is defined in his respective agreement, then the executive is entitled to receive severance compensation and benefits in a lump sum payment consisting of one year of his current salary and the right to exercise all vested stock options and unvested stock options which become exercisable upon a change of control through the option exercise date for such options. For purposes of these agreements, a change in control of the Company occurs when, among other things, the stockholders of the Company approve a merger of the Company.

         As part of the Company's efforts to further reduce costs, the Company, Messrs. Hultberg and Chesser have reached an agreement under which Messrs. Hultberg's and Chesser's full time employment will cease as of March 31, 2003. At that time, Messrs. Hultberg and Chesser will each be paid their severance and benefits in accordance with their respective employment agreements. After that date, Messrs. Hultberg and Chesser are expected to continue to provide the Company with certain additional consulting services.

Compensation of Directors

         Each non-employee director receives a per meeting fee of $1,000 for each meeting of the board of directors and $500 for each committee meeting attended, along with expenses incurred in connection with attending each meeting. Furthermore, on October 15, 2002, each of Messrs. Africk, Gross, Killeen, Rowan and Stasior was granted an option to purchase 35,000 shares of the Company's common stock at an exercise price of $0.85 per share, the fair market value on the date of the grant. Each of these options vest ratably over three years beginning on the anniversary of each director's service with the Company to the extent that the director is fully vested in previously granted options.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Beneficial Ownership

         The following table and notes thereto set forth certain information, as of February 28, 2003 (except as noted otherwise), regarding beneficial ownership of the shares of our common stock by (1) each person who is known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each of our named executive officers under the Summary Compensation Table under the heading "Executive Compensation," (3) each director and nominee for director, and (4) all of our executive officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares indicated as owned by them.


                                                                                          Number of Shares of
                                                                                              Common Stock       Percentage
     Name and Address                          Position                                  Beneficially Owned (1)   of Class
     ----------------                          --------                                  ----------------------  ----------

Glenn S. Meyers                          Chairman and Chief Executive Officer                  140,000            *  (2)
Jeffrey A. Leddy                         President and Chief Operating Officer                   6,250            *  (2)
Robert C. Lewis                          Senior Vice President, General Counsel and             19,500            *  (2)
                                         Secretary
Craig C. Chesser                         Senior Vice President Finance and Treasurer            17,500            *  (2)(3)
Michael A. Hultberg                      Senior Vice President and Controller                   17,500            *  (2)
Jeffrey M. Killeen                       Director                                               19,167            *  (2)
William F. Stasior                       Director                                               10,000            *  (2)
Andrew D. Africk                         Director                                           13,591,564         72.0% (4)
   c/o Rare Medium Group, Inc.
   19 West 44th Street, Suite 507
   New York, New York 10036
Marc J. Rowan                            Director                                           13,591,564         72.0% (5)
   c/o Rare Medium Group, Inc.
   19 West 44th Street, Suite 507
   New York, New York 10036
Michael S. Gross                         Director                                           13,591,564         72.0% (6)
   c/o Rare Medium Group, Inc.
   19 West 44th Street, Suite 507
   New York, New York 10036
Apollo Investment Fund IV, L.P.                                                             13,584,064         72.0% (7)
   Two Manhattanville Road
   Purchase, New York 10577
All executive officers,
   directors and nominees                                                                   13,836,481         72.3% (8)
   as a group (10 persons)


--------------------------
*       Represents beneficial ownership of less than 1%.

(1) Beneficial ownership has been determined pursuant to Rule 13d-3 under the Exchange Act.

(2) Represents options to purchase shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control and upon termination of employment with the Company.

(3) Includes options to purchase 15,833 shares of common stock that are currently exercisable.

(4) Includes an aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer, (iii) 8,990,212 shares of non-voting common stock acquired pursuant to the rights offering, and
        (iv) 2,848,477 shares of common stock issuable to Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Africk is a principal of Apollo Advisors IV, L.P, which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Africk disclaims beneficial ownership of such shares. Includes options to purchase 7,500 shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control.

(5) Includes an aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer, (iii) 8,990,212 shares of non-voting common stock acquired pursuant to the rights offering, and
        (iv) 2,848,477 shares of common stock issuable to Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Rowan is a principal of Apollo Advisors IV, L.P, which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Rowan disclaims beneficial ownership of such shares. Includes options to purchase 7,500 shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control.

(6) Includes an aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer, (iii) 8,990,212 shares of non-voting common stock acquired pursuant to the rights offering, and
        (iv) 2,848,477 shares of common stock issuable to Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Gross is a principal of Apollo Advisors IV, L.P, which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Gross disclaims beneficial ownership of such shares. Includes options to purchase 7,500 shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control.

(7) Represents the aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer, (iii) 8,990,212 shares of non-voting common stock acquired pursuant to the rights offering, and (iv) 2,848,477 shares of common stock issuable upon conversion of the aggregate of 1,118,684 shares of our Series A Preferred Stock and the exercise of an aggregate of 154,301 Series 1-A warrants and 9,810,033 Series 2-A warrants held by the Apollo Stockholders. Assuming conversion of all the Series A Preferred Stock and the exercise of all the Series 1-A warrants and Series 2-A warrants held by the Apollo Stockholders, such 13,584,064 shares of common stock would consist of 11,725,437 shares of common stock beneficially owned by Apollo Investment Fund IV, L.P., 588,798 shares of common stock beneficially owned by Apollo Overseas Partners IV, L.P., 795,402 shares of common stock beneficially owned by AIF IV/ RRRR LLC and 474,427 shares of common stock owned by AP/RM Acquisition, LLC. The holders of our Series A Preferred Stock are only entitled to an aggregate of 975,000 votes with respect to the Series A Preferred Stock as of February 28, 2003, or 0.872 votes per share of Series A Preferred Stock. Messrs. Africk, Rowan and Gross, members of our board of directors and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of the shares held by the Apollo Stockholders.

(8) Messrs. Africk, Rowan and Gross, members of our board directors and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of shares held by the Apollo Stockholders. See footnote numbers 4, 5 and 6 above. Includes options to purchase an aggregate of 239,083 shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control.


Securities Authorized for Issuance Under Equity Compensation Plans and Individual Arrangements

         The following table and notes thereto set forth, as of December 31, 2002, information with respect to shares of our common stock which may be issued under our existing equity compensation plans, and individual arrangements.

                                                                                                      Number of Shares of
                                                                                                         Common Stock
                                                                                                        Remaining for
                                                        Number of Shares                               Future Issuance
                                                        of Common Stock To                              under Equity
                                                         Be Issued upon        Weighted-Average       Compensation Plans
                                                          Exercise of          Exercise Price            (Excluding
                                                          Outstanding          of Outstanding            Securities
                                                        Options, Warrants      Options, Warrants        Reflected in
    Plan Category                                          and Rights            and Rights             First Column)
--------------------------------------------------     ----------------     ------------------     ---------------------

Equity compensation plans approved by stockholders             754,957                 $11.03                 1,433,737
Equity compensation plans and individual arrangements
    not approved by stockholders (1)                           168,867                  10.33                        --
                                                       ----------------     ------------------     ---------------------
Total                                                          923,824                 $10.91                 1,433,737
                                                       ================     ==================     =====================

(1) Includes an option to purchase 140,000 shares of common stock issued in 1998 to Mr. Meyers under the Meyers' Employment Agreement, options to purchase 12,200 shares of common stock issued to certain former consultants in settlement of various disputes and an option to purchase 16,667 shares of common stock issued to a former director for services provided.


Item 13. Certain Relationships and Related Transactions.

   Interest in Miraxis

         On May 28, 2002, the Company acquired Series B Preferred Shares and a warrant from Miraxis for approximately $0.4 million, representing an ownership of approximately 30%. Miraxis is a development stage, privately held telecommunications company that has access to a Ka-band license with which it intends to provide satellite based multi-channel, broadband data and video services in North America. The Company appoints two of the seven directors of the manager of Miraxis. Additionally, the Company entered into a management support agreement with Miraxis under which Mr. Leddy, the Company's President and Chief Operating Officer, provides certain services to Miraxis through February 2003 in exchange for additional Series B Preferred Shares and warrants being issued to the Company. In addition, on December 20, 2002, the Company acquired Series C Preferred shares and certain options and warrants from Miraxis for approximately $0.1 million, increasing the Company's ownership interest to approximately 39%. Prior to joining the Company, Mr. Leddy served as President of Miraxis, a position he continues to hold. Mr. Leddy currently holds an option to purchase shares of Miraxis representing less than 1.5% of the outstanding ownership interests.

   Settlement of Class Action Lawsuit

         A number of class action lawsuits were filed by the holders of the common stock in the State of Delaware challenging the plan of merger with Motient that was ultimately terminated on October 1, 2001. On June 22, 2001, the Delaware court entered an order to consolidate all of the Delaware lawsuits for all purposes into a single class action. On April 2, 2002, the Company and the Apollo Stockholders entered into a Stipulation of Settlement (the "Settlement") with the plaintiffs relating to the class action lawsuit, which was approved at a court hearing on December 2, 2002. In connection with the Settlement, the Company agreed to effect a one for ten reverse stock split, to commence a rights offering and to take certain other corporate actions. Also in connection with the Settlement, the Company entered into an investment agreement with the Apollo Stockholders who agreed to purchase in advance of the rights offering 3,876,584 of shares of the Company's non-voting common stock. This purchase equaled the number of shares of common stock that they would otherwise have been entitled to purchase in the rights offering, after giving effect to the cancellation of 20% of the outstanding warrants in connection with the Settlement. An affiliate of the Apollo Stockholders also commenced a cash tender offer for up to 1,500,291 shares of common stock on April 9, 2002 and acquired 474,427 shares of common stock pursuant to the offer.

   Rights Offering

         In the rights offering, the Company distributed to each holder of record of common stock, warrants and preferred stock, as of the close of business on May 16, 2002, one non-transferable right to purchase one additional share of common stock, for each share held, at a purchase price of $2.01 per share. The rights offering was concluded on July 16, 2002, with 9,138,105 shares of common stock purchased for total gross proceeds of $18.4 million (net proceeds of $17.0 million). Included in the rights offering is the advance purchase by the Apollo Stockholders of 3,876,584 shares of non-voting common stock in April 2002 as described below and an additional 5,113,628 shares of non-voting common stock purchased by the Apollo Stockholders pursuant to their over subscription privilege.

   Advance Purchase by the Apollo Stockholders

         Under an investment agreement made in connection with the Settlement, the Apollo Stockholders purchased 3,876,584 shares of the Company's non-voting common stock. This purchase equaled the number of shares of common stock that the Apollo Stockholders would otherwise have been entitled to purchase in the rights offering, after giving effect to the cancellation of 20% of the outstanding warrants in connection with the Settlement. In connection with the advance purchase, the Apollo Stockholders paid $2.01 per share for an aggregate gross purchase price of approximately $7.8 million.

   Apollo Tender Offer

         As part of the Settlement, on April 9, 2002, an affiliate of the Apollo Stockholders commenced a cash tender offer at a price of $2.80 per share for up to 1,500,291 shares, or approximately 23% of the outstanding common stock (the "Apollo Tender Offer") and acquired 474,427 shares of common stock pursuant to the Apollo Tender Offer. In accordance with the Settlement, the $2.80 per share tender offer price equaled 105% of the average closing prices of the common stock for the five trading days prior to April 9, 2002. The Apollo Tender Offer expired on May 10, 2002. The Apollo Stockholders agreed that so long as any tendered shares are held by them or any of their affiliates, the Apollo Stockholders will cause all such shares held by them, which would otherwise entitle the Apollo Stockholders and their affiliates, collectively, to cast more than 29.9% of voting power of our outstanding capital stock, to be voted pro-rata with all other votes cast by holders of common stock. The Apollo Tender Offer was intended to provide additional liquidity for the holders of the common stock and, thereby, provide near term support for the market price of the common stock in light of the one for ten reverse stock split. Furthermore, the Company agreed to pay the expenses of the Apollo Stockholders in connection with the advance purchase and the other transactions related to the Settlement.

   Employment Agreements

         For a description of the employment agreements between Rare Medium Group and certain of our executive officers, please see the descriptions above in Item 11. Executive Compensation under the heading "Employment Contracts and Change in Control Arrangements."

Item 14. Controls and Procedures

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


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) The following is a list of certain documents filed as a part of this report:

           (1) Financial Statements of the Registrant.

               (i)     Report of Independent Auditors.

               (ii) Consolidated Balance Sheets as of December 31, 2001 and 2002.

               (iii) Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002.

               (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002.

               (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 2001 and 2002.

               (vi)    Notes to Consolidated Financial Statements.

               (vii)   Schedule II--Valuation and Qualifying Accounts.

         All other schedules specified in Item 8 or Item 15(d) of Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

         (b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarterly period ending December 31, 2002:

         On December 30, 2002, we filed a report on Form 8-K announcing that we had received notice that our common stock will be delisted from the Nasdaq National Market at the opening of business on December 23, 2002.

         (c) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K.

Exhibit
Number           Description
-------          -----------

  2.1        --    Merger Agreement and Plan of Reorganization, dated as of
                   April 8, 1998, by and among ICC Technologies, Inc.,
                   RareMedium Acquisition Corp., Rare Medium, Inc. and the
                   Founding Stockholders named therein ("Rare Medium Merger
                   Agreement") was filed as Exhibit 2.1 to the Company's
                   Current Report on Form 8-K dated April 15, 1998 and is hereby incorporated herein by reference.

  3.1.1      --    Restated Certificate of Incorporation of Rare Medium Group,
                   Inc.

  3.1.2      --    Certificate of Amendment, dated July 17, 2002, to the
                   Restated Certificate of Incorporation of Rare Medium Group,
                   Inc.

  3.2        --    Amended and Restated By-Laws of Rare Medium Group, Inc.,
                   was filed as Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1999, and is hereby incorporated herein by reference.

  10.1       --    Employment Agreement between the Company and Glenn S.
                   Meyers, dated April 14, 1998, which was filed as Exhibit
                   10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.

  10.2       --    Lease dated September 12, 1997 between Forty Four Eighteen
                   Joint Venture and Rare Medium, Inc. re: entire sixth floor, 44-8 West 18th Street thru to 47-53 West 17th Street,
                   Manhattan, New York, New York, which was filed as Exhibit
                   10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.

  10.3       --    The Company's Incentive Stock Option Plan, as amended,
                   which was filed as Exhibit 4(g) to the Company's
                   Registration Statement on Form S-8, No. 33-85636, filed on
                   October 26, 1994, and is hereby incorporated herein by reference.

  10.4       --    The Company's Nonqualified Stock Option Plan as amended
                   and restated, which was filed as Exhibit C to the Company's
                   Definitive Proxy Statement dated November 18, 1994, for
                   Stockholders Meeting held December 15, 1994, and is hereby incorporated herein by reference.

  10.5       --    The Company's Equity Plan for Directors is hereby
                   incorporated herein by reference from ICC's Definitive
                   Proxy Statement dated November 18, 1994, for Stockholders
                   Meeting held December 15, 1994.

  10.6       --    The Company's 1998 Long-Term Incentive Plan was filed as
                   Appendix I to the Company's Definitive Proxy Statement dated February 17, 1999, for the Stockholders Meeting held
                   March 16, 1998, and is hereby incorporated herein by reference.

  10.7       --    The Company's Amended and Restated Equity Plan for
                   Directors, which was filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1998, and is hereby incorporated herein by reference.

  10.8       --    Amended and Restated Securities Purchase Agreement, dated
                   as of June 4, 1999, among Rare Medium Group, Inc., Apollo
                   Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P.
                   and AIF/RRRR LLC, which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21,
                   1999, and is hereby incorporated herein by reference.

  10.9       --    Form of Series 1-A Warrant of Rare Medium Group, Inc.,
                   which was filed as Exhibit 4.3 to the Company's Current
                   Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

  10.10      --    Form of Series 2-A Warrant of Rare Medium Group, Inc.,
                   which was filed as Exhibit 4.5 to the Company's Current
                   Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

  10.11      --    Pledge, Escrow and Disbursement Agreement, dated as of June
                   4, 1999, among Rare Medium Group, Inc., Apollo Investment
                   Fund IV, L.P., and The Chase Manhattan Bank, which was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

  10.12      --    Form of Purchase Agreement, dated January 14, 2000, between the Company and each of the purchasers in the private placement, which was filed as Exhibit 4.1 to the Company's
                   Form S-3 filed on February 11, 2000, and is hereby incorporated herein by reference.

  10.13      --    Form of Stock Option Agreement, dated April 15, 1998, by
                   and between ICC Technologies, Inc. and Glenn S. Meyers, which was filed as Exhibit 4(e) to the Company's Form S-8 filed on April 23, 1999, and is hereby incorporated herein by reference.

  10.14      --    The Company's Amended and Restated 1998 Long-Term Incentive
                   Plan, which was filed as Exhibit 4(d) to the Company's Form
                   S-8 filed on November 3, 2000, and is hereby incorporated herein by reference.

  10.15      --    Note Purchase Agreement, dated as of April 2, 2001, between the Company and Motient Corporation which was filed as
                   Exhibit 10.112 to Motient Corporation's Registration
                   Statement on Form S-4, filed on June 26, 2001, and is incorporated herein by reference.

  10.16      --    Agreement and Plan of Merger, dated as of May 14, 2001,
                   between the Company, Motient Corporation and MR Acquisition
                   Corp. which was filed as Exhibit 2.1 to the Company's
                   Current Report on Form 8-K filed on May 16, 2001, and is hereby incorporated by reference.

  10.17      --    Amended and Restated Investment Agreement, dated as of
                   October 12, 2001, by and among Motient Corporation, Mobile
                   Satellite Ventures LLC, TMI Communications and Company,
                   Limited Partnership, MSV Investors, LLC and the other investors named therein, which was filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 3,
                   2001 and is incorporated herein by reference.

  10.18      --    Form of Stockholders' Agreement of Mobile Satellite
                   Ventures GP Inc., which was filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

  10.19      --    Form of Limited Partnership Agreement of Mobile Satellite
                   Ventures LP, which was filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

  10.20      --    Form of Convertible Note of Mobile Satellite Ventures LP in
                   the principal amount of $50 million, issued to MSV
                   Investors, LLC, which was filed as Exhibit 99.4 to the Company's Current Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

  10.21      --    Amendment to Employment Agreement, dated as of February 15,
                   2001, between Rare Medium Group, Inc. and Craig C. Chesser, which was filed as exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 2001 and is hereby incorporated by reference.

  10.22      --    Amendment to Employment Agreement, dated as of February 15,
                   2001, between Rare Medium Group, Inc. and Michael A.
                   Hultberg, which was filed as exhibit 10.2 to the Company's
                   Form 10-Q for the period ended March 31, 2001 and is hereby incorporated by reference.

  10.23      --    Amendment to Employment Agreement, dated as of February 15,
                   2001, between Rare Medium Group, Inc. and Robert C. Lewis, which was filed as exhibit 10.3 to the Company's Form 10-Q for the period ended March 31, 2001 and is hereby incorporated by reference.

  10.24      --    Investment Agreement, dated as of April 2, 2002, between
                   the Company and the Apollo Stockholders, which was filed as
                   Exhibit 99.2 to the Company's Current Report filed on Form
                   8-K, filed on April 4, 2002, and is hereby incorporated by reference.

  10.25      --    Stipulation of Settlement in the matter In Re Rare Medium
                   Group, Inc. Shareholders Litigation, Consolidated C.A. No.
                   18879 NC, which was filed as Exhibit 99.3 to the Company's
                   Current Report on Form 8-K, filed on April 4, 2002, and is hereby incorporated by reference.

  10.26      --    Senior Indebtedness Note in the amount of $19.0 million,
                   dated May 1, 2002, issued by MVH Holdings, Inc. to the
                   Company which was filed as Exhibit 10.3 to the Company's
                   Form 10-Q for the period ended June 30, 2002 and is hereby incorporated by reference.

  10.27      --    Employment Agreement, dated May 23, 2002, between the
                   Company and Jeffrey A. Leddy which was filed as Exhibit
                   10.4 to the Company's Form 10-Q for the period ended June
                   30, 2002 and is hereby incorporated by reference.

  10.28      --    Stock Option Agreement, dated October 17, 2002, between the
                   Company and Glenn S. Meyers.

  21         --    Subsidiaries of the Company are Rare Medium, Inc., a New
                   York corporation; Carlyle Media Group Limited, a United
                   Kingdom corporation; Notus Communications, Inc., a Georgia corporation; and MSV Investors Holdings, Inc., a Delaware corporation.

  23.1       --    Consent of KPMG LLP, Independent Auditors.

  23.2       --    Independent Auditors' Report on Schedule.

  99.1       --    Certification Pursuant to 18 U.S.C. Section 1350, as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Rare Medium Group, Inc.:

         We have audited the accompanying consolidated balance sheets of Rare Medium Group, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rare Medium Group, Inc. and subsidiaries as of December 31, 2001, and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                          /s/ KPMG LLP

New York, New York
March 3, 2003


                            RARE MEDIUM GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2001 AND 2002
                       (in thousands except share data)

                                                                               2001               2002
                                                                           ------------         ----------
                              Assets
Current assets:

   Cash and cash equivalents                                                 $   7,061            $  37,484
   Short-term investments                                                        9,746                2,008
                                                                             ---------            ---------
      Total cash, cash equivalents and short-term investments                   16,807               39,492
   Investment in XM Satellite Radio                                             91,800                 --
   Prepaid expenses and other current assets                                     1,508                1,412
                                                                             ---------            ---------
      Total current assets                                                     110,115               40,904

Property and equipment, net                                                        169                   24
Notes receivable from the Mobile Satellite Venture, L.P.,
   including interest receivable of $486 and $5,705, respectively               50,486               56,823
Notes receivable from Motient Corporation, net of reserve
   of $26,957 and $20,160, respectively                                           --                   --
Investments in affiliates                                                        2,600                2,343
Other assets                                                                       346                  252
                                                                             ---------            ---------
        Total assets                                                         $ 163,716            $ 100,346
                                                                             =========            =========

                   Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $   5,299            $   2,105
   Accrued liabilities                                                           9,428                5,610
   Other current liabilities                                                    10,030                 --
                                                                             ---------            ---------
      Total current liabilities                                                 24,757                7,715
Other noncurrent liabilities                                                      --                   --
                                                                             ---------            ---------
        Total liabilities                                                       24,757                7,715
                                                                             ---------            ---------
Series A Convertible Preferred Stock, $.01 par
   value, net of unamortized discount of $45,768 and
   $41,373, respectively                                                        59,558               70,495
                                                                             ---------            ---------
Minority interest                                                               10,097               11,334
                                                                             ---------            ---------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 10,000,000
      shares; issued 1,053,259 shares as Series
      A Convertible Preferred Stock at December 31, 2001
      and 1,118,684 shares at December 31, 2002                                   --                   --
   Common stock, $.01 par value. Authorized 200,000,000 shares;
      issued and outstanding 6,532,496 shares at December 31, 2001
      and 6,682,615 shares at December 31, 2002                                    653                   67
   Non-voting common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding nil shares at December 31, 2001
      and 8,990,212 shares at December 31, 2002                                   --                     90
   Additional paid-in capital                                                  529,955              547,250
   Accumulated other comprehensive income                                       60,336                 --
   Accumulated deficit                                                        (521,469)            (536,434)
   Treasury stock, at cost, 6,622 shares                                          (171)                (171)
                                                                             ---------            ---------
        Total stockholders' equity                                              69,304               10,802
                                                                             ---------            ---------
        Total liabilities and stockholders' equity                           $ 163,716            $ 100,346
                                                                             =========            =========


                           See accompanying notes to consolidated financial statements.


                            RARE MEDIUM GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
                       (in thousands except share data)


                                                                         2000             2001                2002
                                                                    --------------    -------------       ------------

Revenues                                                             $      8,284      $      1,906             $--
Cost of revenues                                                            6,102             1,337              --
                                                                     ------------      ------------      ------------
   Gross profit                                                             2,182               569              --
Expenses:
   Sales and marketing                                                     14,224             1,257              --
   General and administrative                                              44,536            19,929             6,406
   Depreciation and amortization                                            8,187             3,028               107
                                                                     ------------      ------------      ------------
      Total expenses                                                       66,947            24,214             6,513
                                                                     ------------      ------------      ------------
Loss from operations                                                      (64,765)          (23,645)           (6,513)
Interest income, net                                                       10,182             9,189             5,602
Loss on investments in affiliates                                         (11,102)          (54,633)             (385)
Other expense, net                                                           (205)          (22,239)          (14,716)
Minority interest                                                            --                 (97)             (998)
                                                                     ------------      ------------      ------------
Loss before taxes and discontinued operations                             (65,890)          (91,425)          (17,010)
Income tax benefit                                                           --                --                 350
                                                                     ------------      ------------      ------------
Loss before discontinued operations                                       (65,890)          (91,425)          (16,660)
Discontinued operations:
   Loss from discontinued operations                                      (62,532)         (116,046)             --
   (Loss) Gain from wind-down of discontinued operations                     --              (2,873)           12,632
                                                                     ------------      ------------      ------------
     (Loss) Gain from discontinued operations                             (62,532)         (118,919)           12,632
                                                                     ------------      ------------      ------------
Net loss                                                                 (128,422)         (210,344)           (4,028)
   Cumulative dividends and accretion of convertible
      preferred stock to liquidation value                                (22,718)          (11,937)          (10,937)
                                                                     ------------      ------------      ------------
Net loss attributable to common stockholders                         $   (151,140)     $   (222,281)     $    (14,965)
                                                                     ============      ============      ============
Basic and diluted (loss) earnings per share:
   Continuing operations                                             $     (16.57)     $     (16.21)     $      (2.32)
   Discontinued operations                                                 (11.69)           (18.66)             1.06
                                                                     ------------      ------------      ------------
     Net loss per share                                              $     (28.26)     $     (34.87)     $      (1.26)
                                                                     ============      ============      ============
Basic weighted average common shares outstanding                        5,348,895         6,374,020        11,865,291
                                                                     ============      ============      ============


                             See accompanying notes to consolidated financial statements.


                            RARE MEDIUM GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
                                (in thousands)

                                                                                           2000           2001         2002
                                                                                        -------------   ----------  ----------
Cash flows from operating activities:
   Net loss                                                                              $(128,422)    $(210,344)    $  (4,028)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Loss (Gain) from discontinued operations                                              62,532       118,919       (12,632)
      Depreciation and amortization                                                          8,187         3,028           107
      Loss on investments in affiliates                                                     11,102        54,633           385
      Loss on XM Satellite Radio common stock                                                 --            --          14,864
      Loss on disposal of fixed assets                                                        --             689          --
      Common stock and stock options issued for services rendered                             --           1,208          --
      Net loss on notes receivable from Motient Corporation                                   --          21,613          --
      Non-cash compensation charges (benefit)                                                 --             233          (228)
      Non-cash charge for issuance of warrant by consolidated subsidiary                      --            --              56
      Changes in assets and liabilities, net of acquisitions and sale of businesses:
        Prepaid expenses, interest receivable and other assets                              (1,323)       (2,521)       (5,158)
        Deferred revenue                                                                       883           665          --
        Accounts payable, accrued and other liabilities                                      5,969        (3,487)       (1,324)
                                                                                         ---------     ---------     ---------
             Net cash used in continuing operations                                        (41,072)      (15,364)       (7,958)
             Net cash used in discontinued operations                                      (24,794)      (29,496)       (1,940)
                                                                                         ---------     ---------     ---------
             Net cash used in operating activities                                         (65,866)      (44,860)       (9,898)
                                                                                         ---------     ---------     ---------
Cash flows from investing activities:
   Cash paid for investments in affiliates                                                 (27,563)       (6,199)         (493)
   Cash received from investments in affiliates                                               --           3,799           365
   Cash received from sale of XM Satellite Radio common stock                                 --            --          16,630
   Purchases of property and equipment, net                                                 (2,652)          (95)         --
   Purchases of notes receivable                                                              --        (100,000)       (1,118)
   Cash paid for acquisitions, net of cash acquired and acquisition costs                      (76)         --            --
   Purchases of short-term investments                                                     (41,329)      (79,813)       (6,163)
   Sales of short-term investments                                                            --         111,845        13,452
                                                                                         ---------     ---------     ---------
             Net cash (used in) provided by continuing operations                          (71,620)      (70,463)       22,673
             Net cash (used in) provided by discontinued operations                        (24,159)         (656)          500
                                                                                         ---------     ---------     ---------
             Net cash (used in) provided by investing activities                           (95,779)      (71,119)       23,173
                                                                                         ---------     ---------     ---------
Cash flows from financing activities:
   Proceeds from contributions to a consolidated subsidiary                                   --          10,000           177
   Proceeds from issuance of common stock, net of costs                                    240,923          --          16,968
   Proceeds from issuance of common stock in connection with
      the exercise of warrants and options                                                   6,115            22             3
   Repayments of borrowings, net                                                              (915)         --            --
                                                                                         ---------     ---------     ---------
             Net cash provided by financing activities                                     246,123        10,022        17,148
                                                                                         ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents                                        84,478      (105,957)       30,423
Cash and cash equivalents, beginning of period                                              28,540       113,018         7,061
                                                                                         ---------     ---------     ---------
Cash and cash equivalents, end of period                                                 $ 113,018     $   7,061     $  37,484
                                                                                         =========     =========     =========


                       See accompanying notes to consolidated financial statements.


                                            RARE MEDIUM GROUP, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
                                       (in thousands except share data)


                                                                    Voting Common     Non-Voting                 Accumulated
                                                                        Stock        Common Stock   Additional      Other
                                                         Preferred    ($.01 par       ($.01 par     Paid-In     Comprehensive
                                                           Stock        value)          value)       Capital       Income
                                                         ---------   -----------     ------------   ----------   -----------
Balance, January 1, 2000                                    $--          $429            $--          $252,074        $937
  Comprehensive loss:
   Net loss                                                  --            --             --                --          --
   Other comprehensive loss:
    Net unrealized loss arising during period                --            --             --                --      (1,871)
    Net foreign exchange loss arising during period          --            --             --                --        (193)
     Total comprehensive loss
  Issuance of 86,272 shares of common stock in
   connection with acquired businesses                       --             9              --           16,730          --
  Issuance of 250,000 shares of common stock in
   private placement                                         --            25             --            65,690          --
  Issuance of 300,000 shares of common stock in
   public offering                                           --            30             --           175,178          --
  Issuance of 5,316 share of common stock for
   conversion of debt                                        --             1             --             1,993          --
  Issuance of 1,436,683 shares of common stock
   through exercise of stock options and warrants            --           143             --             5,972          --
  Reserve for note receivable from shareholder               --            --             --                --          --
  Intrinsic value of beneficial conversion feature
   of Series A preferred stock and pay-in-kind
   dividends                                                 --            --             --            11,321          --
  Deemed dividends and accretion of preferred stock          --            --             --                --          --
                                                         ---------   -----------     ------------   ----------   -----------
Balance, December 31, 2000                                   --           637             --           528,958      (1,127)
  Comprehensive loss:
   Net loss                                                  --            --             --                --          --
   Other comprehensive loss:
    Net unrealized loss arising during period                --            --             --                --      61,240
    Net foreign exchange loss arising during period          --            --             --                --         223
     Total comprehensive loss
  Retirement of 4,394 shares of common stock in
   connection with acquired businesses                       --            (1)            --             (528)          --
  Issuance of 41,998 shares of common stock and
   8,000 stock options in connection with acquired
   business                                                  --             4             --                61          --
  Issuance of 2,166 shares of common stock through
   exercise of stock options and warrants                    --            --             --                36          --
  Issuance of 125,000 shares of common stock and
   4,700 stock options for services rendered                 --            13             --             1,195          --
  Non-cash compensation charge for option repricing          --            --             --               233          --
  Deemed dividends and accretion of preferred stock          --            --             --                --          --
                                                         ---------   -----------     ------------   ----------   -----------
Balance, December 31, 2001                                   --           653             --           529,955      60,336
  Comprehensive loss:
   Net loss                                                  --            --             --                --          --
   Other comprehensive loss:
    Net unrealized loss arising during period                --            --             --                --     (60,306)
    Net foreign exchange loss arising during period          --            --             --                --         (30)
     Total comprehensive loss
  Issuance of 147,893 shares of voting common stock
   and 8,990,212 shares of non-voting common stock
   in rights offering                                        --            15            899            16,054          --
  Issuance of 2,666 shares of common stock through
   exercise of stock options                                 --            --             --                 3          --
  One for ten reverse stock split (including
   154 shares of common stock purchased for cash
   in lieu of fractional shares)                             --          (601)          (809)            1,410          --
  Retirement of 286 shares of common stock in
   connection with acquired business                         --            --             --                --          --
  Non-cash compensation benefit for option repricing         --            --             --             (228)          --
  Non-cash charge for issuance of warrant by
   consolidated subsidiary                                   --            --             --                56          --
  Deemed dividends and accretion of preferred stock          --            --             --                --          --
                                                         ---------   -----------     ------------   ----------   -----------
Balance, December 31, 2002                                  $--           $67            $90          $547,250         $--
                                                         =========   ===========     ============   ==========   ===========


[TABLE CONTINUED]
                                                            Note
                                                          Receivable                Treasury       Total
                                                            from      Accumulated     Stock     Stockholders'
                                                           Officer      Deficit      at Cost      Equity
                                                           -------      -------      -------      ------

Balance, January 1, 2000                                    $(230)    $(148,048)      $(171)     $104,991
  Comprehensive loss:
   Net loss                                                    --      (128,422)          --     (128,422)
   Other comprehensive loss:
    Net unrealized loss arising during period                  --            --           --       (1,871)
    Net foreign exchange loss arising during period            --            --           --         (193)
                                                                                                   ------
     Total comprehensive loss                                                                    (130,486)
  Issuance of 86,272 shares of common stock in
   connection with acquired businesses                         --            --           --       16,739
  Issuance of 250,000 shares of common stock in
   private placement                                           --            --           --       65,715
  Issuance of 300,000 shares of common stock in
   public offering                                             --            --           --      175,208
  Issuance of 5,316 share of common stock for
   conversion of debt                                          --            --           --        1,994
  Issuance of 1,436,683 shares of common stock
   through exercise of stock options and warrants              --            --           --        6,115
  Reserve for note receivable from shareholder                230            --           --          230
  Intrinsic value of beneficial conversion feature
   of Series A preferred stock and pay-in-kind
   dividends                                                   --            --           --       11,321
  Deemed dividends and accretion of preferred stock            --       (22,718)          --      (22,718)
                                                           -------      -------      -------      -------
Balance, December 31, 2000                                     --      (299,188)       (171)      229,109
  Comprehensive loss:
   Net loss                                                    --      (210,344)          --     (210,344)
   Other comprehensive loss:
    Net unrealized loss arising during period                  --            --           --       61,240
    Net foreign exchange loss arising during period            --            --           --          223
                                                                                                   ------
     Total comprehensive loss                                                                    (148,881)
  Retirement of 4,394 shares of common stock in
   connection with acquired businesses                         --            --           --         (529)
  Issuance of 41,998 shares of common stock and
   8,000 stock options in connection with acquired
   business                                                    --            --           --           65
  Issuance of 2,166 shares of common stock through
   exercise of stock options and warrants                      --            --           --           36
  Issuance of 125,000 shares of common stock and
   4,700 stock options for services rendered                   --            --           --        1,208
  Non-cash compensation charge for option repricing            --            --           --          233
  Deemed dividends and accretion of preferred stock            --       (11,937)          --     ( 11,937)
                                                           -------      -------      -------      -------
Balance, December 31, 2001                                     --      (521,469)       (171)       69,304
  Comprehensive loss:
   Net loss                                                    --        (4,028)          --       (4,028)
   Other comprehensive loss:
    Net unrealized loss arising during period                  --            --           --      (60,306)
    Net foreign exchange loss arising during period            --            --           --          (30)
                                                                                                   ------
     Total comprehensive loss                                                                     (64,364)
  Issuance of 147,893 shares of voting common stock
   and 8,990,212 shares of non-voting common stock
   in rights offering                                          --            --           --       16,968
  Issuance of 2,666 shares of common stock through
   exercise of stock options                                   --            --           --            3
  One for ten reverse stock split (including
   154 shares of common stock purchased for cash
   in lieu of fractional shares)                               --            --           --           --
  Retirement of 286 shares of common stock in
   connection with acquired business                           --            --           --           --
  Non-cash compensation benefit for option repricing           --            --           --         (228)
  Non-cash charge for issuance of warrant by
   consolidated subsidiary                                     --            --           --           56
  Deemed dividends and accretion of preferred stock            --       (10,937)          --      (10,937)
                                                           -------     ---------     -------      -------
Balance, December 31, 2002                                    $--     $(536,434)      $(171)      $10,802
                                                           =======    =========      =======      =======


                                     See accompanying notes to consolidated financial statements.



                            RARE MEDIUM GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Summary of Significant Accounting Policies

         (a) Description of Business and Basis of Presentation

         Rare Medium Group, Inc. (the "Company") conducts its business through its subsidiaries. Through its 80% owned MSV Investors, LLC subsidiary ("MSV Investors Subsidiary"), the Company became a participant in the Mobile Satellite Venture, L.P. joint venture ("MSV Joint Venture"), a joint venture that also includes TMI Communications, Inc., Motient Corporation ("Motient"), and certain other investors (collectively, the "Other MSV Investors"). The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. The Company is an active participant in the MSV Joint Venture and has designated three members of the 12-member board of directors of the MSV Joint Venture's corporate general partner. In addition, in May 2002, the Company became affiliated with Miraxis, LLC ("Miraxis"), a development stage company that has access to a Ka-band license with which it intends to provide satellite based multi-channel, broadband data and video services in North America (see Note 12(a)).

         On February 10, 2003, the Federal Communications Commission (the "FCC") released an order relating to an application submitted by the MSV Joint Venture and certain of its competitors that could greatly expand the scope of the MSV Joint Venture's business by permitting the incorporation of an ancillary terrestrial base stations (which we refer to as an "ancillary terrestrial component" or "ATC") into its mobile satellite network. A similar application is pending before Industry Canada, the FCC's counterpart in Canada. The MSV Joint Venture cannot expand its mobile satellite services business using ATC base stations into Canada until this appliation pending before Industry Canada is approved. With the FCC's issuance of the ATC order, the Company expects the MSV Joint Venture to enter a new stage of development which requires significant future funding requirements and/or a need for one or more strategic partners.

         From 1998 through the third quarter of 2001, the Company's principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket, Inc. subsidiary ("LiveMarket"), was made at the end of the third quarter of 2001 (see Note 11).

         From 1999 through the first quarter of 2001, the Company made venture investments by taking strategic minority equity positions in other independently managed companies. Additionally, during that period, the Company developed, managed and operated companies in selected Internet-focused market segments ("Start-up Companies"). During the first quarter of 2001, the Company reduced its focus on these businesses and substantially ceased providing funding to its Start-up Companies. Additionally, the Company sold a majority of its equity interest in the operations of three of its Start-up Companies:
ChangeMusic Network ("ChangeMusic") and ePrize in April 2001 and Regards.com in December 2001.

         The Company's current operations consist of actively participating in the MSV Joint Venture, directing the operations of Miraxis and seeking other complementary operational opportunities. The Company's principal assets consist of its interest in the MSV Joint Venture, a promissory note from Motient, its interest in Miraxis, its remaining investments in its venture portfolio companies and cash, cash equivalents and short-term investments. As a result of uncertainty with respect to the ultimate collection on the Motient notes, the Company recognized a reserve for the entire amount of these notes (see Note 3).

         As a result of the decision to discontinue the operations of Rare Medium, Inc. and LiveMarket, the operating results reported in the statements of operations as continuing operations include the consolidated results of the Company, its MSV Investors Subsidiary, and its Start-up Companies through their respective dates of sale or shutdown. The results of Rare Medium, Inc. and LiveMarket are reflected as discontinued operations.

         (b) Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2001 and 2002, Rare Medium, Inc. has cash equivalents in the amount of $1.3 million and $0.3 million, respectively, supporting letters of credit issued for certain real estate leases (see Note 16).

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

         The Company classified its investment in XM Satellite Radio common stock as an available-for-sale, marketable security and reported such investment at fair value with net unrealized gains and losses recorded in stockholders' equity. Gains and losses are recognized in our statements of operations when realized. At December 31, 2001, the reported value of XM Satellite Radio in our balance sheet was approximately $91.8 million, resulting in an unrealized gain of approximately $60.3 million. During 2002, the Company sold its shares of XM Satellite Radio for $16.6 million and recognized a loss on the sale of $14.9 million.

         (d) Property and Equipment

         The Company uses the straight-line method of depreciation. The estimated useful lives of property and equipment are as follows:

                                                               Years
                                                               -----

             Computer equipment and software................   3 to 5

             Furniture and fixtures.........................   5 to 7

         Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter.

         (e) Goodwill and Intangibles

         In accordance with Accounting Principles Board ("APB") Opinion No. 17 (which was subsequently superceded by Statement of Financial Accounting Standards ("SFAS") No. 142), goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected period to be benefited, which was typically three years. Accumulated amortization amounted to nil at December 31, 2001 and 2002. In connection with discontinuation of the operations of Rare Medium, Inc. and LiveMarket (see Note 11), and with the sale or shutdown of all the Start-up Companies (see Note 12(c)), all remaining goodwill balances were written off in 2001. As such, for the year ended December 31, 2001, included in "Loss from Discontinued Operations" and "Loss on Investments in Affiliates" is $19.0 million and $4.9 million, respectively related to the impairment of goodwill.

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         (f) Revenue Recognition

         Advertising revenues derived from the delivery of advertising impressions were recognized in the period the impressions are delivered, provided the collection of the resulting receivable is reasonably assured.

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

         (i) Stock Option Plans

         The Company accounts for its stock option plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), as clarified by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation," and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123 (see Note 13).

         APB Opinion No. 25 does not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally results in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of the Company's common stock and vesting schedules of underlying awards. For the year ended December 31 2001, the Company recognized compensation expense of $0.2 million relating to the re-pricing of stock options. For the year ended December 31, 2002, the Company recognized compensation contra-expense of $0.2 million resulting from the decrease in the price of the Company's common stock.

         The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards:


                                                                                2000           2001         2002
                                                                           --------------   ------------ -----------

Net loss, as reported:                                                        $(128,422)     $(210,344)    $(4,028)
Add (Deduct): Stock-based compensation expense (contra-expense), as
   reported                                                                          --            233        (228)
(Deduct) Add: Total stock-based compensation (expense) contra-expense
   determined under fair value based method for all awards                      (49,896)        22,485        (576)
                                                                           --------------   ------------ -----------
Pro forma net loss                                                            $(178,318)     $(187,626)    $(4,832)
                                                                           ==============   ============ ===========
Basic and diluted net loss attributable to common stockholders per share:
   As reported                                                                  $(28.26)       $(34.87)     $(1.26)
   Pro forma                                                                    $(37.58)       $(31.31)     $(1.33)



         Pro forma net loss reflects only options granted after January 1, 1995. Therefore, the full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts because compensation expense is reflected over the various options' vesting period and compensation expense for options granted prior to January 1, 1995 is not considered.

         The per share weighted average fair value of stock options granted during 2000, 2001 and 2002 was $18.52, $0.81 and $0.62, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate ranging from 5.8% to 6.5% in 2000, 2.5% to 5.3% in 2001 and 1.6% to 5.4% in 2002, (2) an expected life of three years in 2000, 2001 and 2002, (3) volatility of approximately 139% in 2000, 162% in 2001 and 164% in 2002, and (4) an annual dividend yield of 0% for all years.

         (j) Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (k) Net Loss Per Share

         Basic earnings per share ("EPS") is computed by dividing net income or net loss attributable to the common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Net loss and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share.

         For the purposes of computing EPS from continuing operations, the Company had potentially dilutive common stock equivalents of 584,672, 8,372 and nil for the years ended December 31, 2000, 2001 and 2002, respectively, made up of stock options. In addition, the Company had potentially dilutive common stock equivalents of 2,374,207, nil and nil related to the Series A convertible preferred stock, Series 1-A and Series 2-A warrants and other common stock warrants for the years ended December 31, 2000, 2001 and 2002, respectively. These common stock equivalents were not included in the computation of earnings per common share because they were antidilutive on continuing operations for the periods presented.

         (l) Fair Value of Financial Instruments

         The fair value of cash and cash equivalents, short-term investments and the investment in XM Satellite Radio common stock approximate book value. The fair value of the convertible note receivable from the MSV Joint Venture approximates book value based on the equity value of the MSV Joint Venture's recent funding transactions. The Company also holds a promissory note from Motient with a principal amount of $19.0 million. As a result of uncertainty with respect to the ultimate collection on the Motient note, the Company maintains a reserve for the entire amount of the note (see Note 3).

         (m) Concentration of Credit Risk

         Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments, and the note receivable from the MSV Joint Venture. Cash, cash equivalents and short-term investments consist of deposits, money market funds, and commercial paper placed with various high credit quality financial institutions.

         The note receivable by the MSV Investors Subsidiary from the MSV Joint Venture is convertible into approximately 30.9% of the equity interests in the joint venture (see Note 2). The Company holds an approximate 80% interest in the MSV Investors Subsidiary.

         (n) Recently Issued Accounting Standards

         In June 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and will not have a material impact on the Company's results of operations. The Company accounted for the discontinued operations of Rare Medium, Inc. in accordance with Emerging Issues Task Force Issue No. 94-3 and, accordingly, charged to our statement of operations in 2001 all appropriate exit costs for plans approved by management before December 31, 2001.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS
No. 148 amends SFAS No. 123, "Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

         (o) Reclassifications

         Certain reclassifications, primarily related to discontinued operations (see Note 11) and the one for ten reverse stock split, have been made to the prior years' financial statements to conform to the current year's presentation.

(2)      Interest in the MSV Joint Venture

         On November 26, 2001, through its MSV Investors Subsidiary, the Company purchased a $50.0 million interest in the MSV Joint Venture in the form of a convertible note with a principal amount of $50.0 million. Immediately prior to the purchase of the convertible note, the Company contributed $40.0 million to its MSV Investors Subsidiary and a group of unaffiliated third parties collectively contributed $10.0 million. The note bears interest at a rate of 10% per year, has a maturity date of November 26, 2006, and is convertible at any time at the option of its MSV Investors Subsidiary into equity interests in the MSV Joint Venture.

         On August 13, 2002, the MSV Joint Venture completed a rights offering allowing its investors to purchase their pro rata share of an aggregate $3.0 million of newly issued convertible notes with terms similar to the convertible note already held by the MSV Investors Subsidiary. The MSV Investors Subsidiary exercised its basic and over subscription rights and purchased approximately $1.1 million of the convertible notes. Following this purchase of the additional convertible note, the MSV Investors Subsidiary would own, upon conversion, 30.9% of the equity interests in the MSV Joint Venture. The group of unaffiliated third parties collectively contributed $0.2 million to the MSV Investors Subsidiary in connection with the MSV Joint Venture rights offering.

         Pursuant to the joint venture agreement among the partners of the MSV Joint Venture (the "MSV Joint Venture Agreement"), in the event that the MSV Joint Venture receives final regulatory approval from the FCC by March 31, 2003 for its ATC applications, as those terms are defined in the MSV Joint Venture Agreement, the Other MSV Investors are obligated to invest an additional $50.0 million in the MSV Joint Venture. If this additional investment were to occur by March 31, 2003, the convertible notes held by the MSV Investors Subsidiary will automatically convert into equity interests, and the MSV Investors Subsidiary would own approximately 23.7% of the equity interests in the MSV Joint Venture. It is unlikely that final regulatory approval from the FCC will be received by March 31, 2003.

         The $10.2 million received from unaffiliated persons as an investment into the MSV Investors Subsidiary, as well as their share of the equity in earnings of the MSV Investors Subsidiary, is reflected in the accompanying consolidated financial statements as minority interest.

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

         On May 14, 2001, the Company entered into an agreement to merge with a subsidiary of Motient. By a letter agreement dated October 1, 2001, Motient and the Company terminated the planned merger. As a result of the termination, neither the Company nor Motient shall have any obligation to the other party, except for repayment by Motient to the Company of amounts outstanding under the promissory notes.

         On October 1, 2001, and again on October 8, 2001, the Company extended the maturity date of the notes. On October 12, 2001, in accordance with the terms of the notes, the Company received five million shares of XM Satellite Radio as payment for $26.2 million of the notes and accrued interest. The maturity date for the remaining balance of the Motient Notes in the principal amount of approximately $26.2 million, and interest thereon, was extended for 60 days. On January 10, 2002, Motient and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. As part of its filing, Motient indicated that it would likely challenge the Company's right to the $26.2 million outstanding principal balance and accrued interest thereon, as well as the delivery of the shares of XM Satellite Radio common stock as partial repayment of the aggregate $50.0 million principal amount of the notes. As a result of uncertainty with respect to the ultimate collection on the notes, a reserve was recognized for the entire amount. This loss of approximately $26.9 million was partially offset by a gain of $5.3 million that resulted from the difference between the value of the XM Satellite Radio common stock received in connection with partial repayment of the Motient notes in accordance with their terms and the value of the XM Satellite Radio common stock using its closing price on the date of the partial repayment. The results of these transactions are reflected in other expense, net on the accompanying consolidated statements of operations.

         On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, the Company cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million (the "New Motient Note") that was issued by a new, wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture ("MSV Holdings Inc."). The New Motient Note is due on May 1, 2005 and bears interest at a rate of 9% per annum. Although the New Motient Note is unsecured, there are material restrictions placed on MSV Holdings Inc.'s assets, and MSV Holdings Inc. is prohibited from incurring or guarantying any debt in excess of $21.0 million (including the New Motient Note). Additionally, there are events of default (e.g., a bankruptcy filing by Motient) that would accelerate the due date of the New Motient Note. As a result of the uncertainty with respect to the ultimate collection on the New Motient Note, a reserve continues to be maintained for the entire amount of the note (see Note 16).

(4)      Investments in Affiliates

         The following is a summary of the carrying value of investments held by the Company at December 31 (in thousands):

                                         2001                 2002
                                    --------------     ----------------
Cost investments                           $2,600                2,250
Equity investments                             --                   93
                                    --------------     ----------------
                                           $2,600               $2,343
                                    ==============     ================

         For the year ended December 31, 2000, the Company recognized a loss on investment in affiliates of $11.1 million consisting of $5.4 million for the impairment to the carrying value of certain affiliates accounted for under the cost method and $3.3 million for its proportionate share of affiliates' operating losses and $2.4 million for the amortization of its net excess investment over its equity in each affiliate's net assets for those affiliates accounted for under the equity method. For the year ended December 31, 2001, the Company recognized a loss on investment in affiliates of $54.6 million consisting of $43.8 million for the impairment to the carrying value of certain affiliates accounted for under the cost method, $3.6 million for the realized loss on the sale of publicly traded securities, $0.5 million for its proportionate share of affiliates' operating losses and $2.2 million for amortization of its net excess investment over its equity in each affiliate's net assets for those affiliates accounted for under the equity method, and $4.5 million related to the sale or shutdown of its Start-up Companies. For the year ended December 31, 2002, the Company recognized a loss on investment in affiliates of $0.4 million consisting primarily of $0.4 million for its proportionate share of affiliates' operating losses for those affiliates accounted for under the equity method.

         During the years ended December 31, 2000, 2001 and 2002, the Company's discontinued subsidiary Rare Medium, Inc. recognized revenue of approximately $11.9 million, $4.5 million and nil for services provided to affiliates which is included in the loss from discontinued operations.

(5)      Investment in XM Satellite Radio

         The Company classified its investment in XM Satellite Radio common stock as an available-for-sale, marketable security and reported such investment at fair value with net unrealized gains and losses recorded in stockholders' equity. Gains and losses are recognized in the accompanying consolidated statements of operations when realized or when a decline in value is considered to be other than temporary. During the year ended December 31, 2002, the Company sold its 5,000,000 shares of XM Satellite Radio common stock at an average price of $3.36 per share, resulting in net proceeds of $16.6 million. These sales resulted in a loss of approximately $14.9 million which is included in "Other Expense, Net" on the accompanying consolidated statements of operations. At December 31, 2001, the reported value of the shares in the accompanying consolidated balance sheet was $91.8 million, or $18.36 per share, resulting in an unrealized gain of approximately $60.3 million.

(6)      Short-Term Investments

         The following is a summary of the amortized cost, which approximates fair value, of securities held to maturity at December 31 (in thousands):

                                                    2001              2002
                                               -------------     -------------

Government agencies obligations                      $9,298            $1,508
United States corporate debt obligations                 --               500
Certificates of deposit                                 448                --
                                               -------------     -------------
                                                     $9,746            $2,008
                                               =============     =============


(7)      Property and Equipment

         Property and equipment consists of the following at December 31 (in thousands):

                                                       2001             2002
                                                    ------------     -----------

Computer equipment and software                            $321            $293
Furniture and fixtures                                       55              29
                                                    ------------     -----------
                                                            376             322
Less accumulated depreciation and amortization             (207)           (298)
                                                    ------------     -----------
Property and equipment, net                                $169             $24
                                                    ============     ===========


(8)      Accrued Liabilities

         Accrued liabilities consists of the following at December 31 (in thousands):

                                                       2001             2002
                                                   ------------     ------------

Accrued compensation                                      $537              $67
Accrued professional fees                                1,707            1,951
Accrued restructuring charges                            4,570            2,838
Other accrued liabilities                                2,614              754
                                                   ------------     ------------
                                                        $9,428           $5,610
                                                   ============     ============


(9)      Stockholders' Equity

         Common Stock Transactions

         In 2000, the Company issued 86,272 shares of common stock as consideration for the purchase of Internet services business and start-up acquisitions. The fair value of the common stock was determined based on the average trading price of the Company's common stock at the time of the respective acquisitions.

         In 2000, the Company issued 5,316 shares of common stock to certain beneficial holders of the note held by the former shareholders of Rare Medium, Inc. in exchange for the principal amount of the note and accrued interest.

         On January 14, 2000, the Company sold 250,000 shares of its common stock for gross proceeds of $70.1 million (net proceeds of $65.7 million) in a private transaction to a group of mutual funds managed by Putnam Investments and Franklin Resources, Inc. On April 18, 2000, the Company filed a registration statement with the SEC to register the resale of such shares as required by the purchase agreement executed in connection with such private transaction.

         On March 29, 2000, the Company sold 300,000 shares of its common stock for gross proceeds of $186.0 million (net proceeds of $175.2 million) in a public offering underwritten by Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and FleetBoston Robertson Stephens, Inc.

         On August 22, 2000, the Company issued 1,270,948 shares of common stock to holders of the Company's Series 1-A Warrants as a result of a cashless exercise of all Series 1-A Warrants outstanding at that time. The effective exercise price at the time of exercise was $0.01 per share. The Company withheld 998 shares of common stock as payment of the aggregate exercise price.

         On November 19, 2001, the Company entered into a settlement agreement with its former public relations firm in order to resolve a dispute concerning the Company's alleged failure to deliver options covering a number of shares of the Company's common stock that were allegedly owed relating to past services rendered which allegedly resulted in damages of $12.8 million to the public relations firm. Pursuant to the settlement agreement, the Company, among other things, issued 125,000 shares of unregistered common stock to the firm and an option to purchase an additional 4,700 unregistered shares of common stock. The fair value of this consideration approximated $1.2 million.

         On July 16, 2002, the Company sold 9,138,105 shares of common stock for gross proceeds of $18.4 million (net proceeds of $17.0 million) in a rights offering. In connection with the settlement of the class action lawsuit, the Company distributed to each holder of record of common stock, warrants and preferred stock, as of the close of business on May 16, 2002, one non-transferable right to purchase one additional share of common stock, for each share held, at a purchase price of $2.01 per share. Included in the rights offering is the advance purchase by the Apollo Stockholders of 3,876,584 shares of non-voting common stock in April 2002 as described below and an additional 5,113,628 shares of non-voting common stock purchased by the Apollo Stockholders pursuant to their over subscription privilege (see Note
16).

(10)     Redeemable Preferred Stock

         On June 4, 1999, the Company issued and sold to Apollo Investment Fund IV, LP, Apollo Overseas Partners IV, LP and AIF IV/RRRR LLC (collectively with AP/RM Acquisition LLC, the "Apollo Stockholders"), for an aggregate purchase price of $87.0 million, 126,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"), 126,000 Series 1-A Warrants (the "Series 1-A Warrants"), 1,916,994 Series 2-A Warrants (the "Series 2-A Warrants"), 744,000 shares of the Company's Series B Preferred Stock (the "Series B Preferred Stock"), 744,000 Series 1-B Warrants (the "Series 1-B Warrants") and 10,345,548 Series 2-B Warrants (the "Series 2-B Warrants"). As approved at the Company's 1999 annual meeting of stockholders, all Series B securities were converted to Series A securities.

         The Series A Preferred Stock are subject to mandatory and optional redemption. On June 30, 2012, the Company will be required to redeem all Series A Preferred Stock plus any accrued and unpaid dividends. At the option of the Company, the Series A Preferred Stock can be redeemed after June 30, 2002 provided that the trading price of the Company's common stock for each of the preceding 30 trading days is greater than $120.00 per share, or after June 30, 2004 at a price of 103% of the face value of the Series A Preferred Stock plus any accrued and unpaid dividends. In the event of a change of control, as defined, at the option of the holders of the majority of the then outstanding shares of the Series A Preferred Stock, the Company is required to redeem all or any number of such holders' shares of Series A Preferred Stock plus any accrued and unpaid dividends. As a result of the rights offering, the conversion price of the Series A Preferred Stock was adjusted, pursuant to certain anti-dilution provisions as defined, from $70.00 to $68.50 per share. The conversion price is subject to further adjustment pursuant to the anti-dilution provisions.

         From the date of issuance to June 30, 2002, the quarterly dividends on the Series A securities were based on a rate of 7.5% per annum and were paid in additional shares of Series A securities. Under the terms of the securities purchase agreement, from July 1, 2002 through June 30, 2004, the quarterly dividend is based on a rate of 4.65% per annum and is payable, at the option of the holder, in additional shares of Series A securities or cash. As part of the settlement of the class action lawsuit, the Apollo Stockholders agreed to accept payment in additional shares of Series A securities. Dividends paid from July 1, 2004 through the date of redemption will be based on a rate of 4.65% per annum and will be payable in cash.

         The exercise price and the number of shares for which the Series 1-A and Series 2-A warrants are exercisable for is subject to adjustment under certain anti-dilution and other provisions as defined. As such, as a result of the issuance of additional shares of common stock in the rights offering at a price below the conversion price of the warrants at the time of the offering, the exercise price of the Series 1-A warrants was adjusted from $42.00 to $41.12, and the number of shares of the Company's common stock issuable upon the exercise of each Series 1-A warrant was adjusted from 1.35 to 1.379 shares. The exercise price of the Series 2-A warrants was adjusted from $70.00 to $68.50, and the number of shares of the Company's common stock issuable upon the exercise of each Series 2-A warrant was adjusted from 0.1 to 0.1022 shares. The Series 1-A and Series 2-A warrants are exercisable at any time and expire ten years from the date issued. The holders of the Series 1-A and Series 2-A warrants have the option to pay the exercise price of the warrant in cash, Company common stock previously held, or instructing the Company to withhold a number of Company shares with an aggregate fair value equal to the aggregate exercise price.

         As of December 31, 2002, assuming that the Apollo Stockholders convert all their shares of Series A Preferred Stock and exercise all their Series 1-A and Series 2-A warrants, they would own approximately 73.4% of the Company's outstanding common stock. On January 2, 2003, pursuant to the settlement of the class action lawsuit, 22,218 Series 1-A warrants and 2,452,509 Series 2-A warrants were cancelled. After the warrant cancellation and assuming all remaining Series A securities are converted, the Apollo Stockholders would own approximately 72.0% of the Company's outstanding common stock.

         At the time of issuance, the Company ascribed value to the Series A securities based on their relative fair value. As such, $29.9 million was allocated to Series A Preferred Stock and the remaining $57.1 million was allocated to the related Series 1-A and Series 2-A warrants. This transaction was accounted for in accordance with FASB Emerging Issues Task Force 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features." Subsequently, dividends have been recorded representing the accrual of the quarterly paid-in-kind dividends and the accretion of the carrying value up to the face redemption over 13 years.

(11)     Discontinued Operations

         At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and the LiveMarket subsidiary was made as a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects. During the year ended December 31, 2001, in connection with the discontinuance of these businesses, the Company recorded a charge of $55.6 million related to severance and benefits resulting from headcount reductions, an accrual for estimated losses of $2.9 million during the wind-down period and the write-off of unamortized goodwill and property and equipment, net of expected proceeds. Of the total charge of $55.6 million, the total non-cash write-offs were approximately $43.0 million. As of December 31, 2002, the remaining assets of Rare Medium, Inc. and LiveMarket totaled approximately $0.2 million, consisting of cash (excluding the $0.3 million of cash collateralizing a letter of credit) and other assets. The liabilities of these subsidiaries totaled approximately $4.1 million, consisting of accounts payable and accrued expenses. For the year ended December 31, 2002, the Company recognized a gain of approximately $12.6 million as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

         The discontinuance of these businesses represents the disposal of a business segment under Accounting Principles Board Opinion No. 30. Accordingly, the results of these operations have been classified as discontinued operations, and prior period results have been reclassified. For the years ended December 31, 2000, 2001 and 2002, revenue from these discontinued operations amounted to $117.9 million, $26.9 million and nil, respectively.

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

(12)     Business Transactions

   (a) Interest in Miraxis

         In May 2002, the Company acquired Series B Preferred Shares and a warrant from Miraxis for approximately $0.4 million, representing an ownership of approximately 30%. Miraxis is a development stage, privately held telecommunications company that has access to a Ka-band license with which it intends to provide satellite based multi-channel, broadband data and video services in North America. The Company has the right to appoint two of the seven directors of the manager of Miraxis. Additionally, the Company entered into a management support agreement with Miraxis under which the Company's President and Chief Operating Officer provides certain services to Miraxis through February 2003 in exchange for additional Series B Preferred Shares and warrants being issued to the Company. In addition, in December 2002, the Company acquired Series C Preferred Shares and certain options and warrants from Miraxis for approximately $0.1 million, increasing the Company's ownership interest to approximately 39%. This investment is included in "Investments in Affiliates" on the accompanying consolidated balance sheets and is being accounted for under the equity method with the Company's share of Miraxis' loss being recorded in "Loss on Investments in Affiliates" on the accompanying consolidated statements of operations.

   (b) Acquisitions

         In June 2000, the Company acquired 100% of Friedland/Jacobs Communications, Inc. by issuing 80,074 shares of common stock for a purchase price of $14.8 million. Friedland/Jacobs Communications, Inc. was merged into the Company's Rare Medium, Inc. subsidiary. The Company has accounted for this transaction under the purchase method of accounting. Accordingly, $14.8 million was allocated to goodwill which represented the portion of the aggregate purchase price, including acquisition costs, that exceeded the fair value of the net assets acquired, and, until the decision was made to discontinue the operations of Rare Medium, Inc., the goodwill was amortized using the straight line method over three years. The results of operations since the date of acquisition for Friedland/Jacobs Communications, Inc. have been included in the accompanying statements of operations as discontinued operations and the remaining amount of goodwill was written off.

         In connection with certain acquisitions made in 1999, the former shareholders agreed to indemnify the Company for any losses resulting from a breach of, among other things, their respective representations, warranties and covenants. To secure the indemnification obligations of these shareholders thereunder, 14,975 shares of the Company's common stock delivered to these shareholders, included as part of the consideration, remain in escrow at December 31, 2002, and the liability of these shareholders under such indemnification obligations is expressly limited to the value of such shares held in escrow. During the year ended December 31, 2000, the Company issued 540 shares of its common stock as additional consideration for acquisitions made during 1999. During the year ended December 31, 2001, the Company issued 41,998 shares of its common stock and 8,000 stock options as additional consideration for an acquisition made during 1999 and retired 4,394 shares of its common stock as a reduction of consideration for acquisitions made during 1999 and 2000. During the year ended December 31, 2002, the Company retired 286 shares of its common stock as a reduction of consideration for a 2000 acquisition.

         In January 2000, the Company completed the acquisition of Notus Communication, Inc. ("Notus"), a privately held Internet communications company based in Atlanta that provided business to business Internet unified messaging technology solutions. In connection with this acquisition, the Company issued 5,658 shares of its common stock, valued at approximately $1.7 million, and an approximate 12% interest in its majority owned subsidiary iFace.com, Inc. The Company's effective ownership in Notus, which was renamed NoticeNow.com, Inc., was 85.5%. The Company accounted for this transaction under the purchase method of accounting. The aggregate purchase price, including acquisition costs, exceeded the fair value of the net assets acquired by approximately $2.0 million. This amount was allocated to goodwill and until the shutdown of Notus in the second quarter of 2001 was being amortized using the straight-line method over three years. Included in the accompanying statements of operations are the results of NoticeNow.com since the date of acquisition.

   (c) Sale of Businesses

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

(13)     Employee Compensation Plans

         The Company provides incentive and nonqualified stock option plans for directors, officers, and key employees of the Company and others. The Company has reserved a total of 2.3 million shares of authorized common stock for issuance under the Long Term Incentive Plan. The Company has options outstanding under the Nonqualified Stock Option Plan and Equity Plan for Directors, but no new grants are being made under these plans. The number of options to be granted and the option prices are determined by the Compensation Committee of the Board of Directors in accordance with the terms of the plans. Options generally expire five to ten years after the date of grant.

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

         The Stock Incentive Plan provides for the issuance of up to a maximum of 2.3 million shares of common stock and is currently administered by the Compensation Committee of the Board of Directors. Under the Stock Incentive Plan, the option price of any ISO may not be less than the fair market value of a share of common stock on the date on which the option is granted. The option price of an NQSO may be less than the fair market value on the date the NQSO is granted if the Board of Directors so determines. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in section
422A of the Internal Revenue Code) unless the exercise price is at least 110% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Common stock subject to a restricted stock purchase or a bonus agreement is transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

         Under the Nonqualified Stock Option Plan, which provided for the issuance of up to 510,000 shares, the option price as determined by the Compensation Committee may be greater or less than the fair market value of the common stock as of the date of the grant, and the options are generally exercisable for three to five years subsequent to the grant date. The Nonqualified Stock Option Plan expired on July 18, 2000, and thereafter, no new options can be granted under the plan.

         The Equity Plan for Directors was a fixed stock option plan whereby vesting was dependent upon the performance of the market price of the common stock. Under the Equity Plan for Directors, options may have been granted for the purchase of up to 50,000 shares of common stock to outside directors. Under the terms of the Equity Plan for Directors, the option price could not be less than the fair market value of the common stock on the date of the grant. Subsequent to November 1998, grants of stock options to directors have been made under the Stock Incentive Plan. Therefore, no further grants will be made under the Equity Plan for Directors.

         In the third quarter of 2000, employee holders of stock options with exercise prices at or above $300.00 per share were allowed to exchange either all or 50% of their existing stock options for an agreement by the Company to issue new options at a date in excess of six months thereafter. The Company's obligation to issue new stock options was contingent on each participant's continued full-time employment with the Company through such period. On March 12, 2001, the Company issued 142,631 stock options at an exercise price of $16.56, the fair market value of the underlying common stock on the date of issuance of the new options, to those employees who had elected to participate under this agreement. These transactions did not result in the recognition of compensation expense.

         On October 5, 2001, the compensation committee of the Company's board of directors determined that because the outstanding options held by certain executive officers and employees were exercisable at prices that were significantly above prevailing market prices for the Company's common stock, they no longer provided an adequate level of incentive. Accordingly, to reincentivize certain executive officers and employees of the Company and in recognition of their service to the Company, the compensation committee approved the repricing of the exercise prices of options to purchase an aggregate of 32,833 shares of common stock to $1.30 per share, the fair market value at the date of the repricing. On December 21, 2001, the compensation committee approved an additional repricing of the exercise prices of options to purchase an aggregate of 40,000 shares of common stock held by non-management directors to $6.00 per share, the fair market value at the date of the repricing. On October 15, 2002, in recognition of the Chief Executive Officer's contribution to the Company, among other things, the compensation committee of the Company's board of directors approved the repricing of the exercise price of the Chief Executive Officer's outstanding options to purchase 140,000 shares of common stock to $0.85, the fair market value at the date of the repricing. As a result of these actions, the Company recorded non-cash compensation expense during the year ended December 31, 2001 of approximately $0.2 million and non-cash compensation contra-expense during the year ended December 31, 2002 of approximately $0.2 million.

         Stock option activity under the various option plans is shown below:


                                                           Weighted
                                                           Average
                                                       Exercise Prices      Number of Shares
                                                       ----------------     -----------------

Outstanding at January 1, 2000                                  $88.00             1,367,289
      Granted                                                   263.50             1,169,954
      Forfeited                                                 309.00              (739,928)
      Exercised                                                  39.30              (158,166)
                                                                            -----------------
Outstanding at December 31, 2000                                118.20             1,639,149
      Granted                                                    16.10               302,314
      Forfeited                                                 123.50            (1,489,802)
      Exercised                                                  16.60                (2,166)
                                                                            -----------------
Outstanding at December 31, 2001                                 32.45               449,495
      Granted                                                     0.89               630,000
      Forfeited                                                  33.12              (153,005)
      Exercised                                                   1.30                (2,666)
                                                                            -----------------
Outstanding at December 31, 2002                                $10.91               923,824
                                                                            =================


         The following table summarizes weighted-average option price information:


                                                         Weighted         Weighted         Number              Weighted
                                     Number              Average          Average         Exercisable at       Average
                                  Outstanding at        Remaining        Exercise          December 31,        Exercise
 Range of Exercise Prices        December 31, 2002         Life            Price               2002              Price
-----------------------------    ------------------    -------------    ------------     -----------------     -----------
       $0.85 -   $1.80                     666,833         8.38               $0.91               185,083           $0.97
       $6.00 -   $9.30                      74,700         5.36               $6.21                72,200           $6.21
      $20.00 -  $25.00                      46,817         1.94              $23.08                46,817          $23.08
      $38.44 -  $53.75                     118,624         5.53              $49.42               118,624          $49.42
      $72.50 - $158.13                      16,850         6.66             $122.30                16,850         $122.30
                                 ------------------                                      -----------------
                                           923,824         7.42              $10.91               439,574          $21.91
                                 ==================                                      =================


(14)     Income Taxes

         The difference between the statutory federal income tax rate and the Company's effective tax rate for the years ended December 31, 2001 and 2002 is principally due to the Company incurring net operating losses for which no tax benefit was recorded.

         For Federal income tax purposes, the Company has unused net operating loss carryforwards ("NOL") of approximately $189.1 million expiring in 2008 through 2022, including various foreign subsidiaries, and a capital loss of approximately $66.7 million expiring in 2006 through 2007. As a result of various recent equity transactions, management believes the Company experienced at least one "ownership change" as defined by Section 382 of the Internal Revenue Code in 1999. Accordingly, the utilization of its net operating loss carryforwards would be subject to an annual limitation in offsetting future taxable income.

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31 are as follows (in thousands):


                                                                 2001                 2002
                                                          ----------------     ----------------
Deferred tax assets:
   Net operating loss carryforwards                               $80,022              $71,876
   Capital loss carryforwards                                       5,588               25,357
   Alternative minimum tax carryforwards                              355                   --
   Impairment loss on investments in affiliates                    19,950               17,308
   Reserve for Motient Notes                                       10,230                7,220
   Other assets (liabilities)                                         570                 (322)
   Other accrued expenses                                           2,117                1,421
                                                          ----------------     ----------------
      Total gross deferred tax assets                             118,832              122,860
Less valuation allowance                                          (95,918)            (122,860)
                                                          ----------------     ----------------
      Total deferred tax assets                                    22,914                   --
Deferred tax liability:
   Unrealized gain on marketable securities                        22,914                   --
                                                          ----------------     ----------------
      Total deferred tax liability                                 22,914                   --
                                                          ----------------     ----------------
      Net deferred tax assets                                         $--                  $--
                                                          ================     ================

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

         Due to the Company's operating losses, there is uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. During 2001 and 2002, the valuation allowance increased by approximately $35.4 million and $26.9 million, respectively. Of the total valuation allowance of $122.9 million, subsequently recognized tax benefits, if any, in the amount of $6.5 million will be applied directly to contributed capital. This amount relates to the tax effect of employee stock option deductions included in the Company's net operating loss carryforward.

         Due to changes in the Federal tax code, the Company received a refund of approximately $0.4 million relating to alternate minimum tax paid in 1998.

(15)     Related Party Transactions

         In July 1997, the Company loaned $230,467 to its then Chairman in connection with exercise of an option to acquire 82,753 shares of Common Stock. The loan was in the form of a full recourse note, which matured in July 2002. Such note bore interest equal to the prime rate, with such rate adjusted to the current prime rate at each anniversary date. Although the note was reserved during 2000, the Company is currently assessing whether it will pursue collection efforts.

         In May 2002, the Company acquired approximately 30% of the ownership interests in Miraxis (see Note 12(a)). Prior to joining the Company, the Company's President and Chief Operating Officer served as President of Miraxis, a position he continues to hold pursuant to a management support agreement. The Company's President and Chief Operating Officer currently holds an option to purchase shares of Miraxis representing less than 1.5% of the outstanding ownership interests.

         During 2002, in accordance with the terms of the Investment Agreement, dated April 2, 2002, and the Amended and Restated Purchase Agreement, dated June 4, 1999, each between the Company and the Apollo Stockholders, the Company paid approximately $0.2 million for professional fees resulting from the Company's rights offering and approximately $0.9 million for certain professional fees substantially associated with the class action lawsuit and other indemnified legal actions, all of which were incurred by the Apollo Stockholders.

(16)     Contingencies and Commitments

   Motient Notes

         On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, the Company cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million (the "New Motient Note") that was issued by a new, wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture ("MSV Holdings Inc."). The New Motient Note is due on May 1, 2005 and bears interest at a rate of 9% per annum. Although the New Motient Note is unsecured, there are material restrictions placed on MSV Holdings Inc.'s assets, and MSV Holdings Inc. is prohibited from incurring or guarantying any debt in excess of $21.0 million (including the New Motient Note). Additionally, there are events of default (e.g., a bankruptcy filing by Motient) that would accelerate the due date of the New Motient Note. As a result of the uncertainty with respect to the ultimate collection on the New Motient Note, a reserve continues to be maintained for the entire amount of the note. If the Company recovers any amount on the New Motient Note, adjustments to the reserve would be reflected as other income in the accompanying consolidated statements of operations.

   Leases

         The Company has non-cancelable leases, primarily related to the rental of facilities by Rare Medium, Inc., which is one of the Company's discontinued operating subsidiaries. Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2002 (in thousands):

Year Ending December 31:
   2003                                                   $1,673
   2004                                                    1,511
   2005                                                    1,191
   2006                                                      222
   2007                                                      228
   Thereafter                                                 --
                                                        ---------
   Total minimum lease payments                           $4,825
                                                        =========


         Of the total commitment, approximately $90,000 in 2003 and approximately $46,000 in 2004 relate to the lease for the Company's corporate headquarters. Also included in the total commitment is $2.0 million, net of secured letters of credit, which is guaranteed by the Company. Excluded from total commitments is $4.4 million, net of secured letters of credit issued by the assignee, relating to leases that have been assigned and require no future payments by the Company or its subsidiaries unless there is a default by the party to which the respective lease has been assigned.

         Total expense under operating leases amounted to $7.1 million, $3.1 million and $0.1 million for 2000, 2001 and 2002, respectively. Rare Medium, Inc. is holding funds in certificates of deposit which are maintained under agreements to assure future credit availability relating to these leases. As of December 31, 2001 and 2002, these restricted funds amounted to approximately $1.3 million and $0.3 million, respectively, which is included in cash and cash equivalents.

   Employment Agreements

         The Company is a party to an employment agreement with the Chief Executive Officer of the Company. The agreement term is from April 15, 1998 to April 15, 2003 and calls for a minimum base salary of $250,000 per year with annual increases of his base salary of not less than 4% per year. The minimum salary commitment for this agreement during its entire term is $1.4 million. Additionally, this officer is entitled to incentive compensation equal to 2% of the Company's revenues for such year in excess of the revenues of the immediate preceding year. During 1999, the agreement was amended and restated to affect a ceiling of $150.0 million on revenues of the Company for determining the incentive compensation. In addition, the amended and restated agreement provides that, in the event gross revenues exceed such revenue ceiling, the compensation committee of the Company's board of directors will establish an incentive program for this officer that will appropriately incentive him. Incentive compensation approximated $1.5 million, nil and $0.4 million, in 2000, 2001 and 2002, respectively. In 1998, this officer was granted options to acquire an aggregate of 200,000 shares of the Company's common stock at the exercise prices equal to $23.75 per share, the fair value at the time of the agreement, which options will become exercisable ratably on a monthly basis over a period of 60 months from the date of grant and expire ten years from the date of grant. On October 15, 2002, in recognition of this officer's contribution to the Company, among other things, the compensation committee approved the repricing of the exercise price of outstanding options to purchase an aggregate of 140,000 shares of common stock to $0.85 per share, the fair market value at the date of the repricing. Additionally, on that date, the officer was granted an additional option to purchase 155,000 shares of common stock at $0.85 per share.

         The Company is a party to an employment agreement with the President and Chief Operating Officer of the Company. The term of the agreement is from June 3, 2002 to December 31, 2003 and calls for a base salary of $200,000 per year. Annual increases are at the sole discretion of the compensation committee of the Company's board of directors. In addition, the officer is eligible, based upon the achievement of certain subjective goals established by the compensation committee, to receive a bonus of up to 75% of his base salary following the end of each calendar year during the term of the agreement. The officer also received an option to purchase 25,000 shares of common stock at an exercise price of $1.80 per share, the fair market value on the date of grant. This option vests ratably every six months for two years. In connection with the promotion to his current position, the officer received an option to purchase an additional 75,000 shares of common stock at an exercise price of $0.85 per share, the fair market value on the date of the grant. This option vests ratably every year for three years. In the event that the officer is terminated other than for "cause" as that term is defined in the agreement, he is entitled to receive a lump sum payment equal to 50% of his current salary and all stock options granted to him by the Company shall immediately vest.

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

   Settlement of Class Action Lawsuit

         A number of class action lawsuits were filed by the holders of the Company's common stock in the Court of Chancery of the State of Delaware challenging the plan of merger with Motient Corporation that was ultimately terminated on October 1, 2001. All of the complaints name the Company and members of the Company's board of directors as defendants. Most of the complaints name the holders of the Company's preferred stock, and certain of their affiliates, as defendants, and some of the complaints name Motient as a defendant. On June 22, 2001, the Delaware court entered an order to consolidate all of the Delaware lawsuits for all purposes into a single class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879-NC. On August 7, 2001, a Consolidated Amended Class Action Complaint was filed in Delaware Chancery Court. The lawsuit alleges that the defendants breached duties allegedly owed to the holders of the Company's common stock in connection with the merger agreement and sought to stop the merger and/or obtain monetary damages.

         On April 2, 2002, the Company and its preferred stockholders entered into a Stipulation of Settlement (the "Settlement") with the plaintiffs relating to the class action lawsuit, which was approved at a court hearing on December 2, 2002. In connection with the Settlement, the Company agreed to effect a one for ten reverse stock split, to commence a rights offering and to take certain other corporate actions. Also in connection with the Settlement, the Company entered into an investment agreement with its preferred stockholders who agreed to purchase in advance of the rights offering 3,876,584 of shares of the Company's non-voting common stock. This purchase equaled the number of shares of voting common stock that they would otherwise have been entitled to purchase in the rights offering, after giving effect to the cancellation of 20% of the outstanding warrants in connection with the Settlement. An affiliate of the preferred stockholders also commenced a cash tender offer for up to 1,500,291 shares of the Company's common stock on April 9, 2002.

         Reverse Split of our Common Stock. As part of the Settlement, the Company agreed to effect a one for ten reverse stock split in an effort to assist the Company in meeting the requirements of the Nasdaq National Market, including the minimum closing bid price requirement of $1.00 per share. The one for ten reverse stock split was approved by the Company's stockholders on July 11, 2002 and became effective on July 18, 2002.

         Rights Offering. In the rights offering, the Company distributed to each holder of record of common stock, warrants and preferred stock, as of the close of business on May 16, 2002, one non-transferable right to purchase one additional share of the Company's common stock, for each share held, at a purchase price of $2.01 per share. The rights offering was concluded on July 16, 2002, with 9,138,105 shares of common stock purchased for total gross proceeds of $18.4 million (net proceeds of $17.0 million). Included in the rights offering is the advance purchase by the Company's preferred stockholders of 3,876,584 shares of non-voting common stock in April 2002 as described below and an additional 5,113,628 shares of non-voting common stock purchased by the Company's preferred stockholders pursuant to their over subscription privilege.

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

         o that 20% of the warrants held by the preferred stockholders to acquire shares of common stock will be cancelled; and

         o that the preferred stockholders will elect to receive dividends on their shares of preferred stock in the form of additional shares of preferred stock, in lieu of cash dividends, for any dividend payment date occurring after June 30, 2002 and on or prior to June 30, 2004.

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

         Payment of Attorneys Fees and Expenses. As part of the Settlement, the Company agreed to issue 357,143 shares of the Company's common stock (worth $1.0 million based on the tender offer price of $2.80 per share) to the plaintiff's counsel as attorney's fees and to pay them $0.1 million for expenses. During the year ended December 31, 2002, the Company recognized a charge of $0.3 million relating to this settlement based on the $0.25 trading price of the common stock on January 2, 2003, the date the shares were issuable. The charge is included in accrued liabilities at December 31, 2002.

   Litigation

         A number of class action lawsuits were filed by the holders of the Company's common stock in the Court of Chancery of the State of Delaware challenging the plan of merger with Motient Corporation that was ultimately terminated on October 1, 2001. All of the complaints name the Company and members of the Company's board of directors as defendants. Most of the complaints name the holders of the Company's preferred stock, and certain of their affiliates, as defendants, and some of the complaints name Motient as a defendant. On June 22, 2001, the Delaware court entered an order to consolidate all of the Delaware lawsuits for all purposes into a single class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879-NC. On August 7, 2001, a Consolidated Amended Class Action Complaint was filed in Delaware Chancery Court. The lawsuit alleges that the defendants breached duties allegedly owed to the holders of the Company's common stock in connection with the merger agreement and sought to stop the merger and/or obtain monetary damages. On April 2, 2002, the Company entered into a Stipulation of Settlement in which it agreed to effectuate a reverse stock split, commence a rights offering and take certain other corporate actions. The court approved the settlement on December 2, 2002. In connection with the settlement, the Company agreed to issue 357,143 shares of the Company's common stock (worth $1.0 million based on the tender offer price of $2.80 per share) to the plaintiff's counsel as attorney's fees and pay the plaintiff's counsel $0.1 million for expenses.

         On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., Rare Medium Group, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, Wolff, et al. v. Rare Medium, Inc., et al., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortious interference with contractual relations, tortious interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiffs' alleged attempt to engage in transactions involving some or all of the approximately 1,200,000 shares of the Company's common stock (prior to the reverse stock split) that the plaintiffs obtained in the Company's acquisition of Big Hand, Inc. The plaintiffs sought unspecified compensatory and punitive damages, interest, attorneys' fees and costs. On October 31, 2001, the Court dismissed the case without prejudice. The plaintiffs filed an amended complaint on December 7, 2001 based on substantially the same alleged facts. The amended complaint asserts the following causes of action: (1) breach of contract; (2) tortious interference with contract; and, (3) tortious interference with prospective business advantage. The amended complaint also sought an unspecified amount of actual damages, punitive damages, interest, and costs. On June 27, 2002, the Court dismissed the case with prejudice. On July 16, 2002, the plaintiffs filed a notice of appeal. On October 31, 2002, the plaintiffs filed their brief in support of their appeal. The Company filed its opposition on December 16, 2002, and the plaintiffs replied on January 15, 2003. The Court heard oral arguments on the appeal on February 27, 2003. The Company intends to continue to contest this matter vigorously if the Court of Appeals overturns the District Court's rulings.

         On November 19, 2001, five of the Company's shareholders filed a complaint against the Company, certain of its subsidiaries and certain of their current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, the Company filed a motion to dismiss on behalf of itself and its current and former officers and directors. On November 5, 2002, the plaintiffs filed a brief in opposition to the motion to dismiss. The Company replied on December 9, 2002. The Company intends to continue to dispute this matter vigorously.

         The Company and certain of its subsidiaries (along with the Engelhard Corporation) are parties to an arbitration relating to certain agreements that existed between or among the claimant and ICC Technologies, Inc., the Company's former name, and the Engelhard/ICC ("E/ICC") joint venture arising from the desiccant air conditioning business that the Company and its subsidiaries sold in 1998. The claimant has sought $8.5 million for (1) its alleged out of pocket losses in investing in certain of E/ICC's technology;
(2) unjust enrichment resulting from the reorganization of E/ICC in 1998; and
(3) lost profits arising from the fact that it was allegedly forced to leave the air conditioning business when the E/ICC joint venture was dissolved. The Company intends to vigorously dispute this action.

         On July 26, 2002, plaintiffs James D. Loeffelbein, Terrie L. Pham and certain related parties filed suit against the lead plaintiff's counsel in the class action lawsuit, the Company, certain of its current and former officers, its former investor relations firm and a former employee of plaintiff Loeffelbein in the District Court of Johnson County, Kansas, Loeffelbein v. Milberg Weiss Bershad Hynes & Lerach, LLP, et al., 02 CV 04867. The plaintiffs assert claims for fraud, negligence and breach of fiduciary duty against all of the Company and certain of its current and former officers in connection with allegedly false statements purportedly made to the plaintiffs. The plaintiffs have sought unspecified damages from the defendants. On September 11, 2002, the matter was removed to the United States District Court for the District of Kansas. On October 11, 2002, the plaintiffs sought to have the matter remanded to state court. The Company opposed this motion and intends to dispute this matter vigorously.

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


                            RARE MEDIUM GROUP, INC.
                Schedule II - Valuation and Qualifying Accounts

                                                                        Additions
                                                     Balance at        Charged to    Additions
                                                    Beginning of       Costs and     Charged to                   Balance at End
Deductions - Descriptions                              Year             Expenses    Other Accounts  Deductions       of Year
-------------------------                           ------------        --------    --------------  ----------       -------


Reserves and allowances deducted asset accounts:

Allowances for uncollectible accounts receivable

Year ended December 31, 2000                          $   544,747      $ 2,830,960      --      $  (134,225)      $ 3,241,482
Year ended December 31, 2001                          $ 3,241,482      $ 5,583,324      --      $(8,174,845)      $   649,961
Year ended December 31, 2002                          $   649,961             --        --      $  (649,961)      $        --

Allowances for uncollectible notes receivable

Year ended December 31, 2000                          $   175,000             --        --      $  (175,000)             --
Year ended December 31, 2001                                 --        $26,956,853      --             --         $26,956,853
Year ended December 31, 2002                          $26,956,853      $ 1,160,774      --      $(7,956,853)      $20,160,774




                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RARE MEDIUM GROUP, INC.


Date: March 4, 2003                         By:  /s/ GLENN S. MEYERS
                                                 ------------------------------
                                                 Name:  Glenn S. Meyers
                                                 Title: Chief Executive Officer


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


         Signature                                      Title                                      Date
         ---------                                      -----                                      ----

    /s/ GLENN S. MEYERS                  Chairman of the Board and Chief Executive               March 4, 2003
    ------------------------------       Officer
      Glenn S. Meyers


    /s/ ANDREW D. AFRICK                 Director                                                March 4, 2003
    ------------------------------
      Andrew D. Africk


    /s/ MICHAEL S. GROSS                 Director                                                March 4, 2003
    ------------------------------
      Michael S. Gross


                                         Director
    ------------------------------
    Jeffrey M. Killeen


     /s/ MARC J. ROWAN                   Director                                                March 4, 2003
    ------------------------------
       Marc J. Rowan


   /s/ WILLIAM F. STASIOR                Director                                                March 4, 2003
    ------------------------------
     William F. Stasior


    /s/ CRAIG C. CHESSER                 Senior Vice President Finance and Treasurer             March 4, 2003
    ------------------------------       (Principal Financial Officer)
      Craig C. Chesser


  /s/ MICHAEL A. HULTBERG                Senior Vice President and Controller                    March 4, 2003
    ------------------------------       (Principal Accounting Officer)
    Michael A. Hultberg


                                CERTIFICATIONS

I, Glenn S. Meyers, certify that:

1. I have reviewed this annual report on Form 10-K of Rare Medium Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:  March 4, 2003                  By:  /s/ GLENN S. MEYERS
                                                    --------------------------
                                                    Glenn S. Meyers
                                                    Chief Executive Officer

                                CERTIFICATIONS

I, Michael A. Hultberg, certify that:

1. I have reviewed this annual report on Form 10-K of Rare Medium Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:  March 4, 2003         By:  /s/ MICHAEL A. HULTBERG
                                           -----------------------------
                                           Michael A. Hultberg
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer)

                                CERTIFICATIONS

I, Craig C. Chesser, certify that:

1. I have reviewed this annual report on Form 10-K of Rare Medium Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:  March 4, 2002            By:  /s/ CRAIG C. CHESSER
                                              ------------------------
                                              Craig C. Chesser
                                              Senior Vice President
                                              Finance and Treasurer
                                              (Principal Financial Officer)