Form 10-Q
period 2003-03-31
RARE MEDIUM GROUP INC
filed 2003-05-15
CIK 756502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                Act of 1934 for the period ended March 31, 2003, or


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

      Registrant's telephone number, including area code: (212) 730-7540

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

As of May 13, 2003, 6,071,360 shares of the registrant's voting common stock and 8,990,212 shares of the registrant's non-voting common stock were outstanding.

                                                                   INDEX

                                                                                                            Page
                                                                                                            ----
Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets as of December 31, 2002 and March 31, 2003
     (Unaudited)                                                                                             2

     Unaudited Consolidated Statements of Operations - Three months ended
       March 31,2002 and 2003                                                                                3

     Unaudited Consolidated Statements of Cash Flows - Three months ended March 31,
       2002 and 2003                                                                                         4

     Notes to Unaudited Consolidated Financial Statements                                                    5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
   Operations                                                                                                11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          15

Item 4.  Controls and Procedures                                                                             15

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                   16

Item 2.  Changes in Securities                                                                               17

Item 3.  Defaults Upon Senior Securities                                                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                                                 17

Item 5.  Other Information                                                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                                                    17

SIGNATURES                                                                                                   18

CERTIFICATIONS                                                                                               19


                            RARE MEDIUM GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)
                                                                                         December 31,          March 31,
                                                                                             2002                2003
                                                                                        ----------------    ----------------
                                                                                                              (Unaudited)

                                        Assets
Current assets:
   Cash and cash equivalents                                                                    $37,484             $37,205
   Short-term investments                                                                         2,008                 500
                                                                                        ----------------    ----------------
     Total cash, cash equivalents and short-term investments                                     39,492              37,705
   Prepaid expenses and other current assets                                                      1,412               1,184
                                                                                        ----------------    ----------------
     Total current assets                                                                        40,904              38,889

Property and equipment, net                                                                          24                  21
Notes receivable from the Mobile Satellite Venture, L.P.                                         56,823              58,220
Note receivable from Motient Corporation, net                                                        --                  --
Investments in affiliates                                                                         2,343               2,253
Other assets                                                                                        252                 169
                                                                                        ----------------    ----------------
       Total assets                                                                            $100,346             $99,552
                                                                                        ================    ================

                          Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                              $2,105              $1,773
   Accrued liabilities                                                                            5,610               5,035
                                                                                        ----------------    ----------------
     Total current liabilities                                                                    7,715               6,808
Other noncurrent liabilities                                                                         --                  --
                                                                                        ----------------    ----------------
       Total liabilities                                                                          7,715               6,808
                                                                                        ----------------    ----------------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized                         70,495              72,894
  discount of $41,373 and $40,275, respectively
                                                                                        ----------------    ----------------
Minority interest                                                                                11,334              11,607
                                                                                        ----------------    ----------------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     1,118,684 shares as Series A Convertible Preferred Stock at December 31,
     2002 and 1,131,688 shares at March 31, 2003                                                     --                  --
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and outstanding 6,682,615 shares at December 31, 2002 and 7,039,758 shares at March
     31, 2003                                                                                        67                  70
   Non-voting common stock, $.01 par value.  Authorized 100,000,000 shares; issued
     and outstanding 8,990,212 shares at December 31, 2002 and March 31, 2003                        90                  90
   Additional paid-in capital                                                                   547,250             547,356
   Accumulated deficit                                                                        (536,434)            (539,102)
   Treasury stock, at cost, 6,622 shares                                                          (171)                (171)
                                                                                        ----------------    ----------------
       Total stockholders' equity                                                                10,802               8,243
                                                                                        ----------------    ----------------
        Total liabilities and stockholders' equity                                              $100,346            $99,552
                                                                                        ================    ================


                                See accompanying notes to unaudited consolidated financial statements.



                            RARE MEDIUM GROUP, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands except share data)

                                                                                     Three Months Ended March 31,
                                                                                    --------------------------------
                                                                                        2002              2003
                                                                                    -------------    ---------------
Revenues                                                                                     $--                $--
Cost of revenues                                                                              --                 --
                                                                                    -------------    ---------------
   Gross profit                                                                               --                 --
Expenses:
   Selling, general and administrative                                                     2,613              1,852
   Depreciation and amortization                                                              29                  7
                                                                                    -------------    ---------------
     Total expenses                                                                        2,642              1,859
                                                                                    -------------    ---------------
Loss from operations                                                                      (2,642)            (1,859)
Interest income, net                                                                       1,332              1,509
Loss on investments in affiliates                                                             --                (99)
Other income (expense), net                                                                    4                 (5)
Minority interest                                                                           (240)              (269)
                                                                                    -------------    ---------------
Loss before taxes and discontinued operations                                             (1,546)              (723)
Income tax benefit                                                                           350                 --
                                                                                    -------------    ---------------
Loss before discontinued operations                                                       (1,196)              (723)
Gain from wind-down of discontinued operations                                                --                454
                                                                                    -------------    ---------------
Net loss                                                                                  (1,196)              (269)
   Cumulative dividends and accretion of convertible preferred stock to
     liquidation value                                                                    (3,073)            (2,399)
                                                                                    -------------    ---------------
Net loss attributable to common stockholders                                             $(4,269)           $(2,668)
                                                                                    =============    ===============
Basic and diluted (loss) earnings per share:
  Continuing operations                                                                   $(0.65)            $(0.20)
  Discontinued operations                                                                     --               0.03
                                                                                    -------------    ---------------
     Net loss per share                                                                   $(0.65)            $(0.17)
                                                                                    =============    ===============
Basic weighted average common shares outstanding                                       6,532,496         15,979,281
                                                                                    =============    ===============


                                See accompanying notes to unaudited consolidated financial statements.


                            RARE MEDIUM GROUP, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                      Three Months Ended March 31,
                                                                                     --------------------------------
                                                                                         2002              2003
                                                                                     -------------     --------------
Cash flows from operating activities:
   Net loss                                                                               $(1,196)             $(269)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Gain from discontinued operations                                                         --               (454)
     Depreciation and amortization                                                             29                  7
     Loss on investments in affiliates                                                         --                 99
     Non-cash compensation (contra-expense) expense                                          (177)                 7
     Non-cash charge for issuance of warrant by consolidated subsidiary                        --                 13
     Changes in assets and liabilities:
       Prepaid expenses, interest receivable and other assets                              (1,491)              (898)
       Accounts payable, accrued and other liabilities                                      1,178                 59
                                                                                     -------------     --------------
           Net cash used in continuing operations                                          (1,657)            (1,436)
           Net cash used in discontinued operations                                          (542)              (392)
                                                                                     -------------     --------------
           Net cash used in operating activities                                           (2,199)            (1,828)
Cash flows from investing activities:
   Cash paid for investments in affiliates                                                     --                 (8)
   Purchases of short-term investments                                                     (2,502)                --
   Sales of short-term investments                                                          2,750              1,509
                                                                                     -------------     --------------
           Net cash provided by continuing operations                                         248              1,501
           Net cash provided by discontinued operations                                       472                 --
                                                                                     -------------     --------------
           Net cash provided by investing activities                                          720              1,501
Cash flows from financing activities:
   Proceeds from contributions to a consolidated subsidiary                                    --                 48
                                                                                     -------------     --------------
           Net cash provided by financing activities                                           --                 48
                                                                                     -------------     --------------
Net decrease in cash and cash equivalents                                                 (1,479)               (279)
Cash and cash equivalents, beginning of period                                              7,061             37,484
                                                                                     -------------     --------------
Cash and cash equivalents, end of period                                                   $5,582            $37,205
                                                                                     =============     ==============


                                See accompanying notes to unaudited consolidated financial statements.

(1)  Description of the Business

     Rare Medium Group, Inc. (the "Company") conducts its business through its subsidiaries. Through its 80% owned MSV Investors, LLC subsidiary ("MSV Investors Subsidiary"), the Company is an active participant in the Mobile Satellite Venture, L.P. joint venture ("MSV Joint Venture"), a joint venture that also includes TMI Communications, Inc., Motient Corporation ("Motient"), and certain other investors (collectively, the "Other MSV Investors"). The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. The Company has designated three members of the 12-member board of directors of the MSV Joint Venture's corporate general partner. In addition, in May 2002, the Company became affiliated with Miraxis, LLC ("Miraxis"), a development stage company that has access to a Ka-band license with which it intends to provide satellite based multi-channel, broadband data and video services in North America (see Note 4).

     On February 10, 2003, the Federal Communications Commission (the "FCC") released an order relating to an application submitted by the MSV Joint Venture and certain of its competitors that could greatly expand the scope of the MSV Joint Venture's business by permitting the incorporation of an ancillary terrestrial base stations (which we refer to as an "ancillary terrestrial component" or "ATC") into its mobile satellite network. A similar application is pending before Industry Canada, the FCC's counterpart in Canada. The MSV Joint Venture cannot expand its mobile satellite services business using ATC base stations into Canada until this application pending before Industry Canada is approved. With the FCC's issuance of the ATC order, the Company expects the MSV Joint Venture to enter a new stage of development which requires significant future funding requirements and/or a need for one or more strategic partners.

     From 1998 through the third quarter of 2001, the Company's principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket, Inc. subsidiary ("LiveMarket"), was made at the end of the third quarter of 2001 (see Note 6).

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

     The Company's current operations consist of actively participating in the MSV Joint Venture, directing the operations of Miraxis and seeking other complementary operational opportunities. The Company's principal assets consist of its interest in the MSV Joint Venture, a promissory note from Motient, its interest in Miraxis, its remaining investments in its venture portfolio companies and cash, cash equivalents and short-term investments. As a result of uncertainty with respect to the ultimate collection on the Motient note, the Company recognized a reserve for the entire amount of the note (see
Note 7).

     As a result of the decision to discontinue the operations of Rare Medium, Inc. and LiveMarket, the operating results reported in the statements of operations as continuing operations include the consolidated results of the Company, its MSV Investors Subsidiary, and its Start-up Companies through their respective dates of sale or dissolution. The results of Rare Medium, Inc. and LiveMarket are reflected as discontinued operations.

     The Company is headquartered in New York, New York.


 (2) Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2002 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation.

(3)  Interest in the MSV Joint Venture

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

     Pursuant to the joint venture agreement among the partners of the MSV Joint Venture (the "MSV Joint Venture Agreement"), in the event that the MSV Joint Venture had received final regulatory approval from the FCC, as that phrase is defined in the MSV Joint Venture Agreement, by March 31, 2003 for its ATC applications, the Other MSV Investors would have been obligated to invest an additional $50.0 million in the MSV Joint Venture. As the final regulatory approval from the FCC, as defined in the MSV Joint Venture Agreement, was not received by March 31, 2003, the additional investment was not required. However, the Other MSV Investors retain the option to invest the $50.0 million at the same terms and conditions until June 30, 2003. If this additional investment were to occur, the convertible notes held by the MSV Investors Subsidiary will automatically convert into equity interests, and the MSV Investors Subsidiary would own approximately 23.7% of the equity interests in the MSV Joint Venture.

     The $10.2 million received from unaffiliated persons as an investment into the MSV Investors Subsidiary, as well as their share of the equity in earnings of the MSV Investors Subsidiary, is reflected in the accompanying consolidated financial statements as minority interest.

(4)  Business Transactions

     In May 2002, the Company acquired Series B Preferred Shares and a warrant from Miraxis for approximately $0.4 million, representing an ownership of approximately 30%. Miraxis is a development stage, privately held telecommunications company that has access to a Ka-band license with which it intends to provide satellite based multi-channel, broadband data and video services in North America. The Company has the right to appoint two of the seven directors of the manager of Miraxis. Additionally, the Company entered into a management support agreement with Miraxis under which the Company's President and Chief Operating Officer provides certain services to Miraxis through February 2003 in exchange for additional Series B Preferred Shares and warrants being issued to the Company. In addition, in December 2002, the Company acquired Series C Preferred Shares and warrants from Miraxis for approximately $0.1 million.

     In February 2003, the Company entered into a consulting agreement with Miraxis under which a Miraxis employee would provide services to the Company through May 2003 and extended the management support agreement whereby the Company's President and Chief Operating Officer will continue to provide certain services to Miraxis through May 2003. In connection with these agreements, the Company paid Miraxis approximately $40,000 and received additional Series C Preferred Shares and warrants.

     In April 2003, the Company acquired additional Series C Preferred Shares and warrants for approximately $40,000, increasing the Company's ownership interest to approximately 44%.

     The investment in Miraxis is included in "Investments in Affiliates" on the accompanying consolidated balance sheets and is being accounted for under the equity method with the Company's share of Miraxis' loss being recorded in "Loss on Investments in Affiliates" on the accompanying consolidated statements of operations.

(5)  Stock Option Plans

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

     APB Opinion No. 25 does not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally results in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of the Company's common stock and vesting schedules of underlying awards. As a result of the re-pricing of certain stock options, for the three months ended March 31, 2002, the Company recognized compensation contra-expense of approximately $0.2 million resulting from the decrease in the price of the Company's common stock from December 31, 2001 to March 31, 2002. For the three months ended March 31, 2003, the Company recognized compensation expense of approximately $7,000 relating to the re-pricing of certain stock options.

     The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards:


                                                                               Three Months Ended March 31,
                                                                              --------------------------------
                                                                                   2002              2003
                                                                              ---------------    -------------
Net loss, as reported                                                               $(1,196)            (269)
(Deduct) Add:  Stock-based compensation (contra-expense) expense, as
   reported                                                                            (177)               7
Deduct:  Total stock-based compensation expense determined under fair value
   based method for all awards                                                         (306)            (159)
                                                                              ---------------    -------------
Pro forma net loss                                                                  $(1,679)            (421)
                                                                              ===============    =============
Basic and diluted net loss attributable to common stockholders per share
   As reported                                                                       $(0.65)          $(0.17)
   Pro forma                                                                         $(0.73)          $(0.18)

     No stock options were issued during the three months ended March 31, 2002 or 2003.


(6)  Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and the LiveMarket subsidiary was made in light of their performance and prospects. As of March 31, 2003, the remaining assets of Rare Medium, Inc. and LiveMarket totaled approximately $0.1 million, consisting of cash (excluding the $0.3 million of cash collateralizing a letter of credit) and other current assets. The liabilities of these subsidiaries totaled approximately $3.2 million, consisting of accounts payable and accrued expenses. Included in the total liabilities of these subsidiaries is $1.0 million related to a lease obligation which is guaranteed by the Company. The total maximum potential liability of this guarantee is $3.2 million, subject to certain defenses by the Company. Rare Medium, Inc. holds $0.3 million of cash in a certificate of deposit which is maintained as collateral for a letter of credit supporting the lease obligation. For the three months ended March 31, 2002 and 2003, the Company recognized a gain of nil and approximately $0.5 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

 (7) Contingencies

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

   Litigation

     A number of class action lawsuits were filed by the holders of the Company's common stock against the Company and members of the Company's board of directors in the Court of Chancery of the State of Delaware challenging the plan of merger with Motient Corporation that was ultimately terminated on October 1, 2001. On June 22, 2001, the Delaware court entered an order to consolidate all of the Delaware lawsuits for all purposes into a single class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879-NC. On April 2, 2002, the Company entered into a Stipulation of Settlement in which it agreed to effectuate a reverse stock split, commence a rights offering and take certain other corporate actions to settle the consolidated action. The court approved the settlement on December 2, 2002. In connection with the settlement, on January 10, 2003, the Company issued 357,143 shares of the Company's common stock (valued at $1.0 million as of April 2, 2002 based on the tender offer price of $2.80 per share offered by an affiliate of the preferred stockholders at that time) to the plaintiff's counsel as attorney's fees and paid the plaintiff's counsel $0.1 million for expenses. The Company recognized a charge of $0.2 million in 2002 relating to the settlement, which reflects the lower price of the Company's common stock on the date of issuance.

     On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., Rare Medium Group, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, Wolff, et al. v. Rare Medium, Inc., et al., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortious interference with contractual relations, tortious interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiffs' alleged attempt to engage in transactions involving some or all of the approximately 1,200,000 shares of the Company's common stock (prior to the reverse stock split) that the plaintiffs obtained in the Company's acquisition of Big Hand, Inc. The plaintiffs sought unspecified compensatory and punitive damages, interest, attorneys' fees and costs. On October 31, 2001, the Court dismissed the case without prejudice. The plaintiffs filed an amended complaint on December 7, 2001 based on substantially the same alleged facts. The amended complaint asserts the following causes of action: (1) breach of contract; (2) tortious interference with contract; and, (3) tortious interference with prospective business advantage. The amended complaint also sought an unspecified amount of actual damages, punitive damages, interest, and costs. On June 27, 2002, the Court dismissed the case with prejudice. On July 16, 2002, the plaintiffs filed a notice of appeal. On October 31, 2002, the plaintiffs filed their brief in support of their appeal. The Company filed its opposition on December 16, 2002, and the plaintiffs replied on January 15, 2003. The Court of Appeals heard oral arguments on the appeal on February 27, 2003. On March 14, 2003, the Court of Appeals denied the appeal in its entirety. Further, on April 11, 2003, the Court of Appeals denied a request for rehearing. The Company intends to continue to vigorously contest any future actions with respect to this matter.

     On November 19, 2001, five of the Company's shareholders filed a complaint against the Company, certain of its subsidiaries and certain of their current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, the Company filed a motion to dismiss on behalf of itself and its current and former officers and directors. On November 5, 2002, the plaintiffs filed a brief in opposition to the motion to dismiss. The Company replied on December 9, 2002. On March 7, 2003, the Court denied the motion to dismiss. The Company intends to continue to dispute this matter vigorously.

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

(8)  Subsequent Events

     On March 13, 2003, the Company commenced a cash tender offer at a price of $1.00 per share for up to 2,500,000 shares, or approximately 35.5% of the Company's outstanding voting common stock. The tender offer expired on April 23, 2003 with 968,398 shares purchased by the Company for an aggregate cost, including all fees and expenses applicable to the tender offer, of approximately $1.2 million. The primary purpose of the tender offer was to provide the Company's public stockholders with additional liquidity for their shares of common stock, particularly in light of decreased liquidity arising from the decision of Nasdaq to delist the Company's common stock, and to do so at a premium over the stock price before the tender offer and without the usual transaction costs associated with open market sales. The Company's preferred stockholders did not sell any shares of common stock in the tender offer.

     The employment contract of the Company's Chairman and Chief Executive Officer expired on April 15, 2003, and he resigned from the Company's board of directors on the same date. The Company's President and Chief Operating Officer was subsequently appointed Chief Executive Officer. In addition, the Company's Controller and its Treasurer ceased full time employment as of April 15, 2003.


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

Overview

     We conduct our business through our subsidiaries. Through our 80% owned MSV Investors Subsidiary, we are an active participant in the MSV Joint Venture, a joint venture that also includes TMI, Motient, and the Other MSV Investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. We have designated three members of the 12-member board of directors of the MSV Joint Venture's corporate general partner. In addition, in May 2002, we became affiliated with Miraxis, a development stage company that has access to a Ka-band license with which it intends to provide satellite based multi-channel, broadband data and video services in North America.

     On February 10, 2003, the FCC released the ATC Order that relates to an application submitted by the MSV Joint Venture and certain of its competitors that could greatly expand the scope of the MSV Joint Venture's business by permitting the incorporation of an ancillary terrestrial component into its mobile satellite network. A similar application is pending before Industry Canada, the FCC's counterpart in Canada. The MSV Joint Venture cannot expand its mobile satellite services business using ATC base stations into Canada until this application pending before Industry Canada is approved. With the FCC's issuance of the ATC Order alone, however, we expect the MSV Joint Venture to enter a new stage of development which will require significant future funding requirements and/or a need for one or more strategic partners.

     Our current operations consist of actively participating in the MSV Joint Venture, directing the operations of Miraxis and seeking other complementary operational opportunities. Our principal assets consist of our interest in the MSV Joint Venture, a promissory note from Motient, our interest in Miraxis, our remaining investments in our venture portfolio companies and cash, cash equivalents and short-term investments. As a result of uncertainty with respect to the ultimate collection on the Motient note, we recognized a reserve for the entire amount of the note. See "Liquidity and Capital Resources" under this Item 2.

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

     As a result of the decision to discontinue the operations of Rare Medium, Inc. and its subsidiary LiveMarket, the results of operations of these businesses have also been accounted for as discontinued operations. Accordingly, our discussion in the section entitled "Results of Operations" focuses on our continuing operations and includes our results and those of our MSV Investors Subsidiary and our Start-up Companies up to their respective dates of sale or dissolution.


Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

   Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the three months ending March 31, 2003 decreased to $1.9 million from $2.6 million for the three months ended March 31, 2002, a decrease of $0.7 million. This decrease was primarily related to the $1.1 million charge recognized in the three months ended March 31, 2002 related to the settlement of the class action lawsuit and the reduced legal and advisory fees after the settlement of the class action lawsuit, partially offset by the approximately $0.4 million charge recognized in the three months ended March 31, 2003 relating to the severance for the Company's former Controller and former Treasurer. As these costs relate to our current operations, we expect our selling, general and administrative expense to remain approximately at this level in future periods.

   Depreciation and Amortization Expense

     Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of the financing costs associated with the issuance of our Series A convertible preferred stock. Depreciation and amortization expense for the three months ended March 31, 2003 decreased to approximately $7,000 from $29,000 for the three months ended March 31, 2002, a decrease of approximately $22,000. This decrease is primarily the result of the reduction in property and equipment used in our continuing operations. As our capital expenditures remain nominal, we expect depreciation and amortization expense to remain at this level in future periods.

   Interest Income, Net

     Interest income, net for the three months ended March 31, 2003 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments and on our convertible notes receivable from the MSV Joint Venture.

   Loss on Investment in Affiliates

     For the three months ended March 31, 2003, we recorded a loss on investments in affiliates of approximately $0.1 million for our proportionate share of Miraxis' operating loss. For the three months ended March 31, 2002, we did not record any losses on investments in affiliates. We will continue to monitor the carrying value our remaining investments in affiliates.

   Minority Interest

     For the three months ended March 31, 2003, we recorded minority interest of approximately $0.3 million relating to the equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who invested approximately $10.2 million in our MSV Investors Subsidiary.

   Gain from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the three months ended March 31, 2003, we recognized a gain of approximately $0.5 million as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts. For the three months ended March 31, 2002, we did not recognize any charges or benefits relating to these companies.

   Net Loss

     For the three months ended March 31, 2003, we recorded a net loss of approximately $0.3 million. The loss was primarily due to the factors described in "Selling, General and Administrative Expense," "Depreciation and Amortization Expense," "Interest Income, Net," "Loss on Investments in Affiliates," "Minority Interest" and "Gain from Discontinued Operations."


     Included in net loss attributable to common shareholders of $2.7 million was approximately $2.4 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

     We had $37.7 million in cash, cash equivalents and short-term investments as of March 31, 2003. Cash used in operating activities from continuing operations was $1.4 million for the three months ended March 31, 2003 and resulted primarily from cash used for general corporate overhead including payroll and professional fees. We expect cash used in continuing operations to remain at approximately this level in future periods. Cash used by discontinued operations was $0.4 million for the three months ended March 31, 2003.

     For the three months ended March 31, 2003, cash provided by investing activities from continuing operations was approximately $1.5 million and resulted primarily from the proceeds resulting from the sale of short-term investments. We do not have any future funding commitments with respect to any of our investments. However, we expect that the MSV Joint Venture and Miraxis will require additional funding from time to time, and we may choose to provide additional funding, subject to our liquidity and capital resources at the time.

   Motient Promissory Notes

     On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, we cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million that was issued by MSV Holding, Inc., a new, wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture. The New Motient Note is due on May 1, 2005 and bears interest at a rate of 9% per annum. Although the New Motient Note is unsecured, there are material restrictions placed on the use of MSV Holdings Inc.'s assets, and MSV Holdings Inc. is prohibited from incurring or guarantying any debt in excess of $21.0 million (including the New Motient Note). Additionally, there are events of default (e.g., a bankruptcy filing by Motient) that would accelerate the due date of the New Motient Note. As a result of the uncertainty with respect to the ultimate collection on the New Motient Note, a reserve continues to be maintained for the entire amount of the note. If we recover any amount on the New Motient Note, adjustments to the reserve would be reflected as other income on the accompanying consolidated statements of operations. Furthermore, we have been conducting periodic discussions with Motient concerning alternatives related to the New Motient Note including the exchange of such note, or a portion thereof, into an additional equity interest in the MSV Joint Venture.

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


     Pursuant to the MSV Joint Venture Agreement, in the event that the MSV Joint Venture had received final regulatory approval from the FCC, as that phrase is defined in the MSV Joint Venture Agreement, by March 31, 2003 for its ATC applications, the Other MSV Investors would have been obligated to invest an additional $50.0 million in the MSV Joint Venture. As the final regulatory approval from the FCC, as defined by the MSV Joint Venture Agreement, was not received by March 31, 2003, the additional investment was not required. However, the Other MSV Investors retain the option to invest the $50.0 million at the same terms and conditions until June 30, 2003. If this additional investment were to occur, the convertible notes held by our MSV Investors Subsidiary will automatically convert into equity interests, and the MSV Investors Subsidiary would own approximately 23.7% of the equity interests in the MSV Joint Venture.

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

   Tender Offer

     On March 13, 2003, we commenced a cash tender offer at a price of $1.00 per share for up to 2,500,000 shares, or approximately 35.5% of our outstanding voting common stock. The tender offer expired on April 23, 2003 with 968,398 shares purchased by us for an aggregate cost, including all fees and expenses applicable to the tender offer, of approximately $1.2 million. The primary purpose of the tender offer was to provide our public stockholders with additional liquidity for their shares of common stock, particularly in light of decreased liquidity arising from the decision of Nasdaq to delist our common stock, and to do so at a premium over the stock price before the tender offer and without the usual transaction costs associated with open market sales. Our preferred stockholders did not sell any shares of common stock in the tender offer.

Recently Issued Accounting Standards

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into the accompanying financial statements and footnotes. However, the FASB recently indicated that they would require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard, as well as evaluate our position with respect to current guidance.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 provides clarification on the consolidation of certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have certain characteristics of a controlling financial interest ("variable interest entities" or "VIEs"). FIN No. 46 requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE and is effective immediately for VIEs created after January 31, 2003 and in the first fiscal year or interim period ending after June 15, 2003 for any VIEs created prior to January 31, 2003. We are currently reviewing our investments and other arrangements to determine whether any of our investee companies are VIEs. We do not expect to identify any significant VIEs that would need to be consolidated and, consequently, believe the adoption of FIN No. 46 will not have a material impact on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     At March 31, 2003, we had $37.7 million of cash, cash equivalents and short-term cash investments. These cash, cash equivalents and short-term cash investments are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Item 4.  Controls and Procedures

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures, as of the date of the evaluation, are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      In addition, we reviewed our internal controls, and there have been no significant changes in those controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

     A number of class action lawsuits were filed by the holders of our common stock against us and members of our board of directors in the Court of Chancery of the State of Delaware challenging the plan of merger with Motient Corporation that was ultimately terminated on October 1, 2001. On June 22, 2001, the Delaware court entered an order to consolidate all of the Delaware lawsuits for all purposes into a single class action, In re Rare Medium Group, Inc. Shareholders Litigation, C.A. No. 18879-NC. On April 2, 2002, we entered into a settlement in which we agreed to effectuate a reverse stock split, commence a rights offering and take certain other corporate actions to settle the consolidated action. The court approved the settlement on December 2, 2002. In connection with the settlement, on January 10, 2003, we issued 357,143 shares of our common stock to the plaintiff's counsel as attorney's fees and paid the plaintiff's counsel $0.1 million for expenses.

     On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., Rare Medium Group, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, Wolff, et al. v. Rare Medium, Inc., et al., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortious interference with contractual relations, tortious interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiffs' alleged attempt to engage in transactions involving some or all of the approximately 1,200,000 shares of our common stock (prior to the reverse stock split) that the plaintiffs obtained in our acquisition of Big Hand, Inc. The plaintiffs sought unspecified compensatory and punitive damages, interest, attorneys' fees and costs. On October 31, 2001, the Court dismissed the case without prejudice. The plaintiffs filed an amended complaint on December 7, 2001 based on substantially the same alleged facts. The amended complaint asserts the following causes of action: (1) breach of contract; (2) tortious interference with contract; and, (3) tortious interference with prospective business advantage. The amended complaint also sought an unspecified amount of actual damages, punitive damages, interest, and costs. On June 27, 2002, the Court dismissed the case with prejudice. On July 16, 2002, the plaintiffs filed a notice of appeal. On October 31, 2002, plaintiffs filed their brief in support of their appeal. We filed our opposition on December 16, 2002, and the plaintiffs replied on January 15, 2003. The Court of Appeals heard oral arguments on the appeal on February 27, 2003. On March 14, 2003, the Court of Appeals denied the appeal in its entirety. On April 11, 2003, the Court of Appeals denied a request for rehearing. We intend to continue to vigorously contest any future actions with respect to this matter.

     On November 19, 2001, five of our shareholders filed a complaint against us, certain of our subsidiaries and certain of their current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted stock when they sold the company that they owned to us. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, we filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, we filed a motion to dismiss on behalf of our self and our current and former officers and directors. On November 5, 2002, the plaintiffs filed a brief in opposition to the motion to dismiss. We replied on December 9, 2002. On March 7, 2003, the Court denied the motion to dismiss. We intend to continue to dispute this matter vigorously.

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

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

      Exhibit
       Number                                               Description
       ------                                               -----------

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


Date:  May 15, 2003                   By: /s/ JEFFREY A. LEDDY
                                          -------------------------------------
                                          Jeffrey A. Leddy
                                          Chief Executive Officer and President
                                          (Principal Executive Officer and
                                          Principal Financial Officer)

Date:  May 15, 2003                   By: /s/ CRAIG J. KAUFMANN
                                          -------------------------------------
                                          Craig J. Kaufmann
                                          Controller and Treasurer
                                          (Principal Accounting Officer)

                                CERTIFICATIONS

I, Jeffrey A. Leddy, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:  May 15, 2003          By:  /s/ JEFFREY A. LEDDY
                                          -------------------------------------
                                          Jeffrey A. Leddy
                                          Chief Executive Officer and President
                                          (Principal Executive Officer and
                                          Principal Financial Officer)

                                CERTIFICATIONS

I, Craig J. Kaufmann, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:  May 15, 2003           By:  /s/ CRAIG J. KAUFMANN
                                           ------------------------------------
                                           Craig J. Kaufmann
                                           Controller and Treasurer
                                           (Principal Accounting Officer)

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Rare Medium Group, Inc. (the "Company") for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Jeffrey A. Leddy as Chief Executive Officer and President of the Company and Craig J. Kaufmann as Controller and Treasurer of the Company, each hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                           By:   /s/ JEFFREY A. LEDDY
                                 -------------------------------------
                                 Name:   Jeffrey A. Leddy
                                 Title:  Chief Executive Officer and President
                                         (Principal Executive Officer and
                                            Principal Financial Officer)
                                 Date:   May 15, 2003

                           By:   /s/ CRAIG J. KAUFMANN
                                 -------------------------------------
                                 Name:   Craig J. Kaufmann
                                 Title:  Controller and Treasurer
                                         (Principal Accounting Officer)
                                 Date:   May 15, 2003


     This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss.18 of the Securities Exchange Act of 1934, as amended.