Form 10-Q
period 2003-06-30
RARE MEDIUM GROUP INC
filed 2003-08-18
CIK 756502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2003, OR

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

As of August 14, 2003, 6,071,360 shares of the registrant's voting common stock and 8,990,212 shares of the registrant's non-voting common stock were outstanding.

                                     INDEX

                                                                                                            PAGE
Part I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
            Consolidated Balance Sheets as of December 31, 2002 and June 30, 2003
               (Unaudited)                                                                                    2
            Unaudited Consolidated Statements of Operations - Three and
               six months ended June 30, 2002 and 2003                                                        3
            Unaudited Consolidated Statements of Cash Flows - Six months ended June 30,
               2002 and 2003                                                                                  4
            Notes to Unaudited Consolidated Financial Statements                                              5
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                          11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          16
Item 4.  Controls and Procedures                                                                             16
Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                                                   17
Item 2.  Changes in Securities                                                                               18
Item 3.  Defaults Upon Senior Securities                                                                     18
Item 4.  Submission of Matters to a Vote of Security Holders                                                 18
Item 5.  Other Information                                                                                   18
Item 6.  Exhibits and Reports on Form 8-K                                                                    18
SIGNATURES                                                                                                   19

                                                          RARE MEDIUM GROUP, INC.
                                                       CONSOLIDATED BALANCE SHEETS
                                                    (In thousands except share data)

                                                                                          DECEMBER 31,          JUNE 30,
                                                                                              2002                2003
                                                                                         ----------------    ----------------
                                                                                                               (UNAUDITED)

                                        ASSETS
Current assets:

   Cash and cash equivalents                                                                     $37,484             $28,694
   Short-term investments                                                                          2,008               6,473
                                                                                         ----------------    ----------------
     Total cash, cash equivalents and short-term investments                                      39,492              35,167
   Prepaid expenses and other current assets                                                       1,412                 455
                                                                                         ----------------    ----------------
     Total current assets                                                                         40,904              35,622

Property and equipment, net                                                                           24                  22
Notes receivable from the Mobile Satellite Venture, L.P.                                          56,823              59,671
Note receivable from Motient Corporation, net                                                         --                  --
Investments in affiliates                                                                          2,343               2,500
Other assets                                                                                         252                 165
                                                                                         ----------------    ----------------
       Total assets                                                                             $100,346             $97,980
                                                                                         ================    ================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                                               $2,105              $1,621
   Accrued liabilities                                                                             5,610               4,596
                                                                                         ----------------    ----------------
     Total current liabilities                                                                     7,715               6,217
Other noncurrent liabilities                                                                          --                  --
                                                                                         ----------------    ----------------
       Total liabilities                                                                           7,715               6,217
                                                                                         ----------------    ----------------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized
  discount of $41,373 and $39,176, respectively                                                   70,495              75,308
                                                                                         ----------------    ----------------
Minority interest                                                                                 11,334              11,889
                                                                                         ----------------    ----------------
Stockholders' equity:

   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     1,118,684 shares as Series A Convertible Preferred Stock at December 31,
     2002 and 1,144,843 shares at June 30, 2003                                                       --                  --
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and outstanding 6,682,615 shares at December 31, 2002 and 6,071,360 shares at June
     30, 2003                                                                                         67                  61
   Non-voting common stock, $.01 par value.  Authorized 100,000,000 shares; issued and
     outstanding 8,990,212 shares at December 31, 2002 and June 30, 2003                              90                  90
   Additional paid-in capital                                                                    547,250             546,291
   Accumulated deficit                                                                          (536,434)           (541,705)
   Treasury stock, at cost, 6,622 shares                                                            (171)               (171)
                                                                                         ----------------    ----------------
       Total stockholders' equity                                                                 10,802               4,566
                                                                                         ----------------    ----------------
       Total liabilities and stockholders' equity                                               $100,346             $97,980
                                                                                         ================    ================


                                See accompanying notes to unaudited consolidated financial statements.


                                                          RARE MEDIUM GROUP, INC.
                                              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (In thousands except share data)

                                                           THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                         --------------------------------   --------------------------------
                                                             2002              2003             2002              2003
                                                         --------------    --------------   --------------    --------------
Revenues                                                           $--               $--              $--               $--
Cost of revenues                                                    --                --               --                --
                                                         --------------    --------------   --------------    --------------
   Gross profit                                                     --                --               --                --
Expenses:
   Selling, general and administrative                           1,028             1,469            3,641             3,321
   Depreciation and amortization                                    30                 6               59                13
                                                         --------------    --------------   --------------    --------------
     Total expenses                                              1,058             1,475            3,700             3,334
                                                         --------------    --------------   --------------    --------------
Loss from operations                                            (1,058)           (1,475)          (3,700)           (3,334)
Interest income, net                                             1,372             1,555            2,704             3,064
Loss on investments in affiliates                                  (57)             (100)             (57)             (199)
Other income (expense), net                                         10                --               14                (5)
Minority interest                                                 (248)             (278)            (488)             (547)
                                                         --------------    --------------   --------------    --------------
Income (loss) before taxes and discontinued operations              19              (298)          (1,527)           (1,021)
Income tax benefit                                                  --                --              350                --
                                                         --------------    --------------   --------------    --------------
Income (loss) before discontinued operations                        19              (298)          (1,177)           (1,021)
Gain from wind-down of discontinued operations                  11,458               109           11,458               563
                                                         --------------    --------------   --------------    --------------
Net income (loss)                                               11,477              (189)          10,281              (458)
   Cumulative dividends and accretion of convertible
     preferred stock to liquidation value                       (3,111)           (2,414)          (6,184)           (4,813)
                                                         --------------    --------------   --------------    --------------
Net income (loss) attributable to common stockholders           $8,366           $(2,603)          $4,097           $(5,271)
                                                         ==============    ==============   ==============    ==============
Basic and diluted (loss) earnings per share:

  Continuing operations                                         $(0.30)           $(0.18)          $(0.87)           $(0.38)
  Discontinued operations                                         1.11              0.01             1.36              0.04
                                                         --------------    --------------   --------------    --------------
     Net earnings (loss) per share                               $0.81            $(0.17)           $0.49            $(0.34)
                                                         ==============    ==============   ==============    ==============
  Weighted average common shares outstanding                10,352,824        15,301,999        8,445,767        15,638,769
                                                         ==============    ==============   ==============    ==============


                                See accompanying notes to unaudited consolidated financial statements.

                                                          RARE MEDIUM GROUP, INC.
                                              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (In thousands)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                     --------------------------------
                                                                                         2002              2003
                                                                                     -------------     --------------
Cash flows from operating activities:
   Net income (loss)                                                                      $10,281             $ (458)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Gain from discontinued operations                                                    (11,458)              (563)
     Depreciation and amortization                                                             59                 13
     Loss on investments in affiliates                                                         57                199
     Non-cash compensation (contra-expense) expense                                          (215)               122
     Non-cash charge for issuance of warrant by consolidated subsidiary                        --                 28
     Changes in assets and liabilities:
       Prepaid expenses, interest receivable and other assets                              (2,161)            (1,323)
       Accounts payable, accrued and other liabilities                                        225               (495)
                                                                                     -------------     --------------
           Net cash used in continuing operations                                          (3,212)            (2,477)
           Net cash used in discontinued operations                                        (1,282)              (299)
                                                                                     -------------     --------------
           Net cash used in operating activities                                           (4,494)            (2,776)
Cash flows from investing activities:
   Cash paid for investments in affiliates                                                   (400)              (356)
   Cash received from investment in affiliates                                                300                 --
   Purchases of short-term investments                                                     (4,267)            (6,499)
   Sales and maturities of short-term investments                                           6,809              2,000
   Purchases of property and equipment                                                         --                 (3)
                                                                                     -------------     --------------
           Net cash provided by (used in) continuing operations                             2,442             (4,858)
           Net cash provided by discontinued operations                                       500                 --
                                                                                     -------------     --------------
           Net cash provided by (used in) investing activities                              2,942             (4,858)
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of costs                                     7,652                 --
   Proceeds from issuance of common stock in connection with the exercise of
     warrants and options                                                                       3                 --
   Cash paid in connection with tender offer                                                   --             (1,204)
   Proceeds from contributions to a consolidated subsidiary                                    --                 48
                                                                                     -------------     --------------
           Net cash provided by financing activities                                        7,655             (1,156)
                                                                                     -------------     --------------
Net decrease in cash and cash equivalents                                                   6,103             (8,790)
Cash and cash equivalents, beginning of period                                              7,061             37,484
                                                                                     -------------     --------------
Cash and cash equivalents, end of period                                                  $13,164            $28,694
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

     The Company's current operations consist of actively participating in the MSV Joint Venture, directing the operations of Miraxis and seeking other complementary operational opportunities. The Company's principal assets consist of its interest in the MSV Joint Venture, a promissory note from Motient, its interest in Miraxis, the remaining investments in its venture portfolio companies and cash, cash equivalents and short-term investments. As a result of uncertainty with respect to the ultimate collection on the Motient note, the Company recognized a reserve for the entire amount of the note (see
Note 8).

     As a result of the decision to discontinue the operations of Rare Medium, Inc. and LiveMarket, the operating results reported in the statements of operations as continuing operations include the consolidated results of the Company, its MSV Investors Subsidiary and certain Start-up Companies through their respective dates of dissolution. The results of Rare Medium, Inc. and LiveMarket are reflected as discontinued operations.

     The Company is headquartered in New York, New York.

(2)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2002 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation.

(3)  INTEREST IN THE MSV JOINT VENTURE

     On November 26, 2001, through its MSV Investors Subsidiary, the Company purchased an interest in the MSV Joint Venture in the form of a convertible note with a principal amount of $50.0 million. Immediately prior to the purchase of the convertible note, the Company contributed $40.0 million to the MSV Investors Subsidiary and a group of unaffiliated third parties collectively contributed $10.0 million. The note bears interest at a rate of 10% per year, has a maturity date of November 26, 2006, and is convertible at any time at the option of the MSV Investors Subsidiary into equity interests in the MSV Joint Venture.

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

     Pursuant to the joint venture agreement among the partners of the MSV Joint Venture (the "MSV Joint Venture Agreement"), in the event that the MSV Joint Venture had received final regulatory approval from the FCC, as that phrase is defined in the MSV Joint Venture Agreement, by March 31, 2003 for its ATC applications, the Other MSV Investors would have been obligated to invest an additional $50.0 million in the MSV Joint Venture. As the final regulatory approval from the FCC, as defined in the MSV Joint Venture Agreement, was not received by March 31, 2003, the additional investment was not required. However, the Other MSV Investors retained the option to invest the $50.0 million at the same terms and conditions until June 30, 2003. Prior to its expiration, the option was extended until August 2003. On August 8, 2003, the MSV Joint Venture Agreement was amended and certain of the Other MSV Investors agreed to invest $3.7 million in the MSV Joint Venture and retain the option to invest an additional $17.6 million under certain terms and conditions. This new option will expire either December 31, 2003 or March 31, 2004, depending on when certain regulatory appeals are decided. Under the amended MSV Joint Venture Agreement, the convertible notes held by the MSV Investors Subsidiary will automatically convert into equity interests in the MSV Joint Venture upon additional equity investments at a valuation of the MSV Joint Venture equal to or greater than the valuation at the time the MSV Investors Subsidiary purchased the notes. Such additional equity investments must total $41.6 million if made by December 31, 2003 and will need to increase thereafter by an amount equal to the additional interest accrued on the MSV Joint Venture's outstanding debt. Currently, the MSV Investors Subsidiary owns, upon conversion, approximately 30.3% of the equity interests in the MSV Joint Venture. If the Other MSV Investors exercise their option, the MSV Investors Subsidiary would own, upon conversion, approximately 27.4% of the equity interests.

     The $10.2 million received from unaffiliated persons as an investment into the MSV Investors Subsidiary, as well as their share of the equity in earnings of the MSV Investors Subsidiary, is reflected in the accompanying consolidated financial statements as minority interest.

(4)  BUSINESS TRANSACTIONS

     In May 2002, the Company acquired Series B Preferred Shares and a warrant from Miraxis for approximately $0.4 million, representing an ownership of approximately 30%. Miraxis is a development stage, privately held telecommunications company that has access to a Ka-band license with which it intends to provide satellite based multi-channel, broadband data and video services in North America. The Company has the right to appoint two of the seven directors of the manager of Miraxis. Additionally, the Company entered into a management support agreement with Miraxis under which the Company's current Chief Executive Officer and President provided certain services to Miraxis through February 2003 in exchange for additional Series B Preferred Shares and warrants being issued to the Company. In addition, in December 2002, the Company acquired Series C Preferred Shares and warrants from Miraxis for approximately $0.1 million.

     In February 2003, the Company entered into a consulting agreement with Miraxis pursuant to which Miraxis personnel provided services to the Company through May 2003. In addition, Miraxis extended the management support agreement whereby the Company's current Chief Executive Officer and President continued to provide certain services to Miraxis through May 2003. In connection with these agreements, the Company paid Miraxis approximately $40,000 but also received additional Series C Preferred Shares and warrants.

     In April 2003, the Company acquired additional Series C Preferred Shares and warrants for approximately $40,000, increasing the Company's ownership interest to approximately 44.0%. In June 2003, the Company purchased a 12% promissory note from Miraxis with a principal amount of approximately $0.1 million and a due date of October 2003. Given the uncertainty with respect to Miraxis' ability to repay the promissory note, the Company has recognized a reserve for the entire amount of the note.

     In May 2003, the Company acquired Series B Preferred Shares from IQStat Inc. ("IQStat") for approximately $0.3 million, representing an ownership interest of approximately 4.4%. IQStat is a privately held company that has developed a patent pending, in-vehicle device that permits the measurement of radio listening habits and transmits the data over a national wireless communication network to IQStat's office for processing. IQStat intends to market the aggregated data to broadcasters and advertisers to allow real-time tracking of consumer behavior.

     The investments in Miraxis, including the promissory note, and IQStat are included in "Investments in Affiliates" on the accompanying consolidated balance sheets. The investment in Miraxis is being accounted for under the equity method with the Company's share of Miraxis' loss being recorded in "Loss on Investments in Affiliates" on the accompanying consolidated statements of operations. The investment in IQStat is being accounted for under the cost method.

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

     APB Opinion No. 25 does not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally results in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of the Company's common stock and vesting schedules of underlying awards. As a result of the re-pricing of certain stock options in 2001, for the three and six months ended June 30, 2002, the Company recognized compensation contra-expense of approximately $37,000 and $0.2 million, respectively, resulting from the decrease in the price of the Company's common stock from December 31, 2001 to June 30, 2002. For the three and six months ended June 30, 2003, the Company recognized compensation expense of approximately $0.1 million relating to the re-pricing of certain stock options in 2001 and 2002.

     The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards:


                                                     THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------    --------------------------------
                                                        2002             2003              2002              2003
                                                    -------------    --------------    --------------    --------------
Net income (loss), as reported                           $11,477            $(189)           $10,281            $(458)
(Deduct) Add:  Stock-based compensation
   (contra-expense) expense, as reported                     (37)             115               (215)             122
Deduct:  Total stock-based compensation expense
   determined under fair value based method for
   all awards                                               (175)             (87)              (481)            (246)
                                                    -------------    --------------    --------------    --------------
Pro forma net income (loss)                              $11,265            $(161)            $9,585            $(582)
                                                    =============    ==============    ==============    ==============
Basic and diluted net loss attributable
to common stockholders per share:
   As reported                                             $0.81           $(0.17)             $0.49           $(0.34)
   Pro forma                                               $0.79           $(0.17)             $0.40           $(0.34)


     For the three and six months ended June 30, 2002, the Company issued options to purchase 25,000 shares of common stock at a weighted average fair value of $1.22 using the Black-Scholes option pricing model. For the three and six months ended June 30, 2003, the Company issued options to purchase 195,000 shares of common stock at a weighted average fair value of $0.74 using the Black-Scholes option pricing model.

(6)  DISCONTINUED OPERATIONS

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. As of June 30, 2003, the remaining assets of Rare Medium, Inc. and LiveMarket totaled approximately $0.1 million, consisting of cash (excluding the $0.3 million of cash collateralizing a letter of credit). The liabilities of these subsidiaries totaled approximately $3.1 million, consisting of accounts payable and accrued expenses. Included in the total liabilities of these subsidiaries is $1.0 million related to a lease obligation which is guaranteed by the Company. The total maximum potential liability of this guarantee is $3.2 million, subject to certain defenses by the Company. Rare Medium, Inc. holds $0.3 million of cash in a certificate of deposit which is maintained as collateral for a letter of credit supporting the lease obligation. For the three and six months ended June 30, 2002, the Company recognized a gain of approximately $11.5 million as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts. For the three and six months ended June 30, 2003, the Company recognized a gain of $0.1 million and approximately $0.6 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

(7)  TENDER OFFER

     On March 13, 2003, the Company commenced a cash tender offer at a price of $1.00 per share for up to 2,500,000 shares of its common stock. The tender offer expired on April 23, 2003 with 968,398 shares purchased by the Company for an aggregate cost, including all fees and expenses applicable to the tender offer, of approximately $1.2 million. The primary purpose of the tender offer was to provide the Company's public stockholders with additional liquidity for their shares of common stock, particularly in light of decreased liquidity arising from the decision of Nasdaq to delist the Company's common stock, and to do so at a premium over the stock price before the tender offer and without the usual transaction costs associated with open market sales. The Company's preferred stockholders did not sell any shares of common stock in the tender offer.

(8)  CONTINGENCIES

     Motient Notes

     On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, the Company cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million (the "New Motient Note") that was issued by a new, wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture ("MSV Holdings Inc."). The New Motient Note is due on May 1, 2005 and bears interest at a rate of 9% per annum. Although the New Motient Note is unsecured, there are material restrictions placed on MSV Holdings Inc.'s assets, and MSV Holdings Inc. is prohibited from incurring or guarantying any debt in excess of $21.0 million (including the New Motient Note). Additionally, there are events of default (e.g., a bankruptcy filing by Motient) that would accelerate the due date of the New Motient Note. As a result of the uncertainty with respect to the ultimate collection on the New Motient Note, a reserve continues to be maintained for the entire amount of the note. If the Company recovers any amount on the New Motient Note, adjustments to the reserve would be reflected in the accompanying consolidated statements of operations.

   Litigation

     On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., Rare Medium Group, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, Wolff, et al. v. Rare Medium, Inc., et al., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortious interference with contractual relations, tortious interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiffs' alleged attempt to engage in transactions involving some or all of the approximately 1,200,000 shares of the Company's common stock (prior to the reverse stock split) that the plaintiffs obtained in the Company's acquisition of Big Hand, Inc. The plaintiffs sought unspecified compensatory and punitive damages, interest, attorneys' fees and costs. On October 31, 2001, the Court dismissed the case without prejudice. The plaintiffs filed an amended complaint on December 7, 2001 based on substantially the same alleged facts. The amended complaint asserts the following causes of action: (1) breach of contract; (2) tortious interference with contract; and, (3) tortious interference with prospective business advantage. The amended complaint also sought an unspecified amount of actual damages, punitive damages, interest, and costs. On June 27, 2002, the Court dismissed the case with prejudice. On July 16, 2002, the plaintiffs filed a notice of appeal. On March 14, 2003, the Court of Appeals denied the appeal in its entirety. Further, on April 11, 2003, the Court of Appeals denied a request for rehearing. The Company believes that no further appeals can or will be filed with respect to this matter.

     On November 19, 2001, five of the Company's shareholders filed a complaint against the Company, certain of its subsidiaries and certain of their current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, the Company filed a motion to dismiss on behalf of itself and its current and former officers and directors. On March 7, 2003, the Court denied the motion to dismiss, and discovery has commenced. The Company intends to continue to dispute this matter vigorously.

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

     On July 26, 2002, plaintiffs James D. Loeffelbein, Terrie L. Pham and certain related parties filed suit against the lead plaintiff's counsel in the class action lawsuit, the Company, certain of its current and former officers, its former investor relations firm and a former employee of plaintiff Loeffelbein in the District Court of Johnson County, Kansas, Loeffelbein v. Milberg Weiss Bershad Hynes & Lerach, LLP, et al., 02 CV 04867. The plaintiffs assert claims for fraud, negligence and breach of fiduciary duty against all of the Company and certain of its current and former officers in connection with allegedly false statements purportedly made to the plaintiffs. The plaintiffs have sought unspecified damages from the defendants. On September 11, 2002, the matter was removed to the United States District Court for the District of Kansas (the "Federal District Court"). On October 11, 2002, the plaintiffs sought to have the matter remanded to state court. On May 7, 2003, the Federal District Court denied the plaintiffs request to remand the matter as it related to the Company, the Company defendants and an additional defendant. On June 9, 2003, the Company and Company defendants filed a motion to dismiss. On August 4, 2003, the plaintiffs responded. The Company intends to continue to dispute this matter vigorously.

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

     Our current operations consist of actively participating in the MSV Joint Venture, directing the operations of Miraxis and seeking other complementary operational opportunities. Our principal assets consist of our interest in the MSV Joint Venture, a promissory note from Motient, our interest in Miraxis, the remaining investments in our venture portfolio companies and cash, cash equivalents and short-term investments. As a result of uncertainty with respect to the ultimate collection on the Motient note, we recognized a reserve for the entire amount of the note. See "Liquidity and Capital Resources" under this Item 2.

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

     As a result of the decision to discontinue the operations of Rare Medium, Inc. and its subsidiary LiveMarket, the results of operations of these businesses have also been accounted for as discontinued operations. Accordingly, our discussion in the section entitled "Results of Operations" focuses on our continuing operations and includes our results and those of our MSV Investors Subsidiary and certain of our Start-up Companies up to their respective dates of dissolution.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

   Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the three months ending June 30, 2003 increased to $1.5 million from $1.0 million for the three months ended June 30, 2002, an increase of $0.5 million. This increase was primarily related to a $0.2 million increase in legal and advisory fees associated with the exploration of complementary business opportunities and the recognition of a $0.1 million non-cash compensation expense in the three months ended June 30, 2003 relating to the re-pricing of certain stock options which occurred in 2001 and 2002. As these costs relate to our current operations, we expect our selling, general and administrative expense, excluding any non-cash compensation expense arising from fluctuations in the price of our common stock in association with the repricing of certain stock options in 2001 and 2002, to remain approximately at this level in future periods.

   Depreciation and Amortization Expense

     Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of the financing costs associated with the issuance of our Series A convertible preferred stock. Depreciation and amortization expense for the three months ended June 30, 2003 decreased to approximately $6,000 from $30,000 for the three months ended June 30, 2002, a decrease of approximately $24,000. This decrease is primarily the result of the reduction in property and equipment used in our continuing operations. As our capital expenditures remain nominal, we expect depreciation and amortization expense to remain at this level in future periods.

   Interest Income, Net

     Interest income, net for the three months ended June 30, 2003 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments and on our convertible notes receivable from the MSV Joint Venture.

   Loss on Investment in Affiliates

     For the three months ended June 30, 2003 and 2002, we recorded a loss on investments in affiliates of approximately $0.1 million for our proportionate share of Miraxis' operating loss and, in 2003, the reserve for the promissory note issued by Miraxis. We will continue to monitor the carrying value our remaining investments in affiliates.

   Minority Interest

     For the three months ended June 30, 2003, we recorded minority interest of approximately $0.3 million relating to the equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who invested approximately $10.2 million in our MSV Investors Subsidiary.

   Gain from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the three months ended June 30, 2003 and 2002, we recognized a gain of approximately $0.1 million and $11.5 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

   Net Loss

     For the three months ended June 30, 2003, we recorded a net loss of approximately $0.2 million. The loss was primarily due to the factors described in "Selling, General and Administrative Expense," "Depreciation and Amortization Expense," "Interest Income, Net," "Loss on Investments in Affiliates," "Minority Interest" and "Gain from Discontinued Operations."

     Included in net loss attributable to common shareholders of $2.6 million was approximately $2.4 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

   Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the six months ending June 30, 2003 decreased to $3.3 million from $3.6 million for the six months ended June 30, 2002, a decrease of $0.3 million. This decrease was primarily related to the $1.1 million charge recognized in the six months ended June 30, 2002 related to the settlement of the class action lawsuit and the reduced legal and advisory fees after the settlement of the class action lawsuit, partially offset by the approximately $0.4 million charge recognized in the six months ended June 30, 2003 relating to the severance for the Company's former Controller and former Treasurer and the $0.2 million compensation contra-expense and $0.1 million compensation expense recognized in the six months ended June 30, 2002 and 2003, respectively, relating to the re-pricing of certain stock options in 2001 and 2002. As these costs relate to our current operations, we expect our selling, general and administrative expense, excluding any non-cash compensation expense arising from fluctuations in the price of our common stock in association with the repricing of certain stock options in 2001 and 2002, to remain approximately at this level in future periods.

   Depreciation and Amortization Expense

     Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of the financing costs associated with the issuance of our Series A convertible preferred stock. Depreciation and amortization expense for the six months ended June 30, 2003 decreased to approximately $13,000 from $0.1 million for the six months ended June 30, 2002, a decrease of approximately $0.1 million. This decrease is primarily the result of the reduction in property and equipment used in our continuing operations. As our capital expenditures remain nominal, we expect depreciation and amortization expense to remain at this level in future periods.

   Interest Income, Net

     Interest income, net for the six months ended June 30, 2003 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments and on our convertible notes receivable from the MSV Joint Venture.

   Loss on Investment in Affiliates

     For the six months ended June 30, 2003 and 2002, we recorded a loss on investments in affiliates of approximately $0.2 million and $0.1 million, respectively, for our proportionate share of Miraxis' operating loss and, in 2003, the reserve for the promissory note issued by Miraxis. We will continue to monitor the carrying value our remaining investments in affiliates.

   Minority Interest

     For the six months ended June 30, 2003, we recorded minority interest of approximately $0.5 million relating to the equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who invested approximately $10.2 million in our MSV Investors Subsidiary.

   Gain from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the six months ended June 30, 2003 and 2002, we recognized a gain of approximately $0.6 million and $11.5 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

   Net Loss

     For the six months ended June 30, 2003, we recorded a net loss of approximately $0.5 million. The loss was primarily due to the factors described in "Selling, General and Administrative Expense," "Depreciation and Amortization Expense," "Interest Income, Net," "Loss on Investments in Affiliates," "Minority Interest" and "Gain from Discontinued Operations."

     Included in net loss attributable to common shareholders of $5.3 million was approximately $4.8 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

LIQUIDITY AND CAPITAL RESOURCES

     We had $35.2 million in cash, cash equivalents and short-term investments as of June 30, 2003. Cash used in operating activities from continuing operations was $2.5 million for the six months ended June 30, 2003 and resulted primarily from cash used for general corporate overhead including payroll and professional fees. We expect cash used in continuing operations to remain at approximately this level in future periods. Cash used by discontinued operations was $0.3 million for the six months ended June 30, 2003 and resulted from cash used for settlement of vendor liabilities and legal and advisory fees.

     For the six months ended June 30, 2003, cash used by investing activities from continuing operations was approximately $4.9 million and primarily consisted of $6.5 million used to purchase short-term investments and $0.4 million used to purchase investments in IQStat and Miraxis, partially offset by proceeds of $2.0 million resulting from the sale of short-term investments. We do not have any future funding commitments with respect to any of our investments. However, we expect that the MSV Joint Venture and Miraxis will require additional funding from time to time, and we may choose to provide additional funding, subject to our liquidity and capital resources at the time.

     For the six months ended June 30, 2003, cash used in financing activities was approximately $1.2 million and resulted primarily from the repurchase of shares of common stock in the tender offer as described below.

   Motient Promissory Notes

     On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, we cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million that was issued by MSV Holding, Inc., a new, wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture. The New Motient Note is due on May 1, 2005 and bears interest at a rate of 9% per annum. Although the New Motient Note is unsecured, there are material restrictions placed on the use of MSV Holdings Inc.'s assets, and MSV Holdings Inc. is prohibited from incurring or guarantying any debt in excess of $21.0 million (including the New Motient Note). Additionally, there are events of default (e.g., a bankruptcy filing by Motient) that would accelerate the due date of the New Motient Note. As a result of the uncertainty with respect to the ultimate collection on the New Motient Note, a reserve continues to be maintained for the entire amount of the note. If we recover any amount on the New Motient Note, adjustments to the reserve would be reflected in the accompanying consolidated statements of operations. Furthermore, we have been conducting periodic discussions with Motient concerning alternatives related to the New Motient Note including the exchange of such note, or a portion thereof, into an additional equity interest in the MSV Joint Venture.

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

     Pursuant to the joint venture agreement among the partners of the MSV Joint Venture (the "MSV Joint Venture Agreement"), in the event that the MSV Joint Venture had received final regulatory approval from the FCC, as that phrase is defined in the MSV Joint Venture Agreement, by March 31, 2003 for its ATC applications, the Other MSV Investors would have been obligated to invest an additional $50.0 million in the MSV Joint Venture. As the final regulatory approval from the FCC, as defined in the MSV Joint Venture Agreement, was not received by March 31, 2003, the additional investment was not required. However, the Other MSV Investors retained the option to invest the $50.0 million at the same terms and conditions until June 30, 2003. Prior to its expiration, the option was extended until August 2003. On August 8, 2003, the MSV Joint Venture Agreement was amended and certain of the Other MSV Investors agreed to invest $3.7 million in the MSV Joint Venture and retain the option to invest an additional $17.6 million under certain terms and conditions. This new option will expire either December 31, 2003 or March 31, 2004, depending on when certain regulatory appeals are decided. Under the amended MSV Joint Venture Agreement, the convertible notes held by our MSV Investors Subsidiary will automatically convert into equity interests in the MSV Joint Venture upon additional equity investments at a valuation of the MSV Joint Venture equal to or greater than the valuation at the time the MSV Investors Subsidiary purchased the notes. Such additional equity investments must total $41.6 million if made by December 31, 2003 and will need to increase thereafter by an amount equal to the additional interest accrued on the MSV Joint Venture's outstanding debt. Currently, our MSV Investors Subsidiary owns, upon conversion, approximately 30.3% of the equity interests in the MSV Joint Venture. If the Other MSV Investors exercise their option, our MSV Investors Subsidiary would own, upon conversion, approximately 27.4% of the equity interests.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 provides clarification on the consolidation of certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have certain characteristics of a controlling financial interest ("variable interest entities" or "VIEs"). FIN No. 46 requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE and is effective immediately for VIEs created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 for any VIEs created prior to January 31, 2003. We are currently reviewing our investments and other arrangements to determine whether any of our investee companies are VIEs.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the classification of certain financial instruments as a liability (or in certain circumstances an asset) because that instrument embodies an obligation of the company. SFAS No. 150 is effective immediately for instruments entered into or modified after May 31, 2003 and in the first interim period beginning after June 15, 2003 for all instruments entered into before May 31, 2003. The adoption of SFAS No. 150 will not have a material impact on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2003, we had $35.2 million of cash, cash equivalents and short-term cash investments. These cash, cash equivalents and short-term cash investments are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

ITEM 4.  CONTROLS AND PROCEDURES

   Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and principal accounting officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

   Internal Control Over Financial Reporting

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 16, 2001, plaintiffs Jay M. Wolff, David Bliss, Tim Barber and Steve O'Brien filed suit against Rare Medium, Inc., Rare Medium Group, Inc., and Rare Medium Texas I, Inc. in the United States District Court for the Southern District of New York, Wolff, et al. v. Rare Medium, Inc., et al., CV No 01-4279. The plaintiffs asserted claims for breach of contract, tortious interference with contractual relations, tortious interference with prospective advantage, and breach of implied obligation of good faith, arising out of the plaintiffs' alleged attempt to engage in transactions involving some or all of the approximately 1,200,000 shares of our common stock (prior to the reverse stock split) that the plaintiffs obtained in our acquisition of Big Hand, Inc. The plaintiffs sought unspecified compensatory and punitive damages, interest, attorneys' fees and costs. On October 31, 2001, the Court dismissed the case without prejudice. The plaintiffs filed an amended complaint on December 7, 2001 based on substantially the same alleged facts. The amended complaint asserts the following causes of action: (1) breach of contract; (2) tortious interference with contract; and, (3) tortious interference with prospective business advantage. The amended complaint also sought an unspecified amount of actual damages, punitive damages, interest, and costs. On June 27, 2002, the Court dismissed the case with prejudice. On July 16, 2002, the plaintiffs filed a notice of appeal. On March 14, 2003, the Court of Appeals denied the appeal in its entirety. On April 11, 2003, the Court of Appeals denied a request for rehearing. We believe that no further appeals can or will be filed with respect to this matter.

     On November 19, 2001, five of our shareholders filed a complaint against us, certain of our subsidiaries and certain of their current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted stock when they sold the company that they owned to us. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, we filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, we filed a motion to dismiss on behalf of our self and our current and former officers and directors. On March 7, 2003, the Court denied the motion to dismiss, and discovery has commenced. We intend to continue to dispute this matter vigorously.

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

     On July 26, 2002, plaintiffs James D. Loeffelbein, Terrie L. Pham and certain related parties filed suit against the lead plaintiff's counsel in the class action lawsuit, us, certain of our current and former officers, our former investor relations firm and a former employee of plaintiff Loeffelbein in the District Court of Johnson County, Kansas, Loeffelbein v. Milberg Weiss Bershad Hynes & Lerach, LLP, et al., 02 CV 04867. The plaintiffs assert claims for fraud, negligence and breach of fiduciary duty against all of us and certain of our current and former officers in connection with allegedly false statements purportedly made to the plaintiffs. The plaintiffs have sought unspecified damages from the defendants. On September 11, 2002, the matter was removed to the United States District Court for the District of Kansas. On October 11, 2002, the plaintiffs sought to have the matter remanded to state court. On May 7, 2003, the Federal District Court denied the plaintiffs request to remand the matter as it related to us, our defendants and an additional defendant. On June 9, 2003, we and our defendants filed a motion to dismiss. On August 4, 2003, the plaintiffs responded. We intend to continue to dispute this matter vigorously.

ITEM 2.  CHANGES IN SECURITIES

(a)      Not applicable
(b)      Not applicable
(c)      Not applicable
(d)      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

           EXHIBIT

            NUMBER                          DESCRIPTION

             31.1      -  Certification of Jeffrey A. Leddy, Chief Executive
                          Officer and President of Rare Medium Group, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2      -  Certification of Craig J. Kaufmann, Controller and
                          Treasurer of Rare Medium Group, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1      -  Certification of Jeffrey A. Leddy, Chief Executive
                          Officer and President of Rare Medium Group, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2      -  Certification of Craig J. Kaufmann, Controller and
                          Treasurer of Rare Medium Group, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  August 14, 2003            By:   /s/ JEFFREY A. LEDDY
                                        -------------------------------------
                                        Jeffrey A. Leddy
                                        Chief Executive Officer and President
                                       (Principal Executive Officer and
                                        Principal Financial Officer)

Date:  August 14, 2003            By:   /s/ CRAIG J. KAUFMANN
                                        -------------------------------------
                                        Craig J. Kaufmann
                                        Controller and Treasurer
                                       (Principal Accounting Officer)

                                                                 EXHIBIT 31.1

                                CERTIFICATIONS

I, Jeffrey A. Leddy, certify that:

1.       I have reviewed this Form 10-Q of Rare Medium Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 14, 2003            By:   /s/ JEFFREY A. LEDDY
                                        -------------------------------------
                                        Jeffrey A. Leddy
                                        Chief Executive Officer and President
                                        (Principal Executive Officer and
                                        Principal Financial Officer)

                                                                 EXHIBIT 31.2

                                CERTIFICATIONS

I, Craig J. Kaufmann, certify that:

1.       I have reviewed this Form 10-Q of Rare Medium Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 14, 2003            By:   /s/ CRAIG J. KAUFMANN
                                        -------------------------------------
                                        Craig J. Kaufmann
                                        Controller and Treasurer
                                        (Principal Accounting Officer)

                                                                 EXHIBIT 32.1

                           CERTIFICATION PURSUANT TO

                            18 U.S.C. SECTION 1350,

                            AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jeffrey A. Leddy, Chief Executive Officer and President of Rare Medium Group, Inc. (the "Company"), hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                           By:   /s/ JEFFREY A. LEDDY
                                 --------------------------------------
                                 Name:   Jeffrey A. Leddy
                                 Title:  Chief Executive Officer and President
                                         (Principal Executive Officer and
                                         Principal Financial Officer)
                                 Date:   August 14, 2003


     This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                 EXHIBIT 32.2

                           CERTIFICATION PURSUANT TO

                            18 U.S.C. SECTION 1350,

                            AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Craig J. Kaufmann, Controller and Treasurer of Rare Medium Group, Inc. (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(3) The Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                           By:   /s/ CRAIG J. KAUFMANN
                                 --------------------------------------
                                 Name:   Craig J. Kaufmann
                                 Title:  Controller and Treasurer
                                         (Principal Accounting Officer)
                                 Date:   August 14, 2003

     This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.