Form 10-Q
period 2003-09-30
SKYTERRA COMMUNICATIONS INC
filed 2003-11-14
CIK 756502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


    /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the period ended September 30, 2003, or


 / / Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                        Commission file number 0-13865


                         SKYTERRA COMMUNICATIONS, INC.
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

As of November 12, 2003, 6,075,727 shares of the registrant's voting common stock and 8,990,212 shares of the registrant's non-voting common stock were outstanding.

                                     INDEX

                                                                          Page

Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 2002
            and September 30, 2003 (Unaudited)                              2

         Unaudited Consolidated Statements of Operations -
            Three and nine months ended September 30, 2002 and 2003         3

         Unaudited Consolidated Statements of Cash Flows - Nine
            months ended September 30, 2002 and 2003                        4

         Notes to Unaudited Consolidated Financial Statements               5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        17

Item 4.  Controls and Procedures                                           17

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18

Item 2.  Changes in Securities                                             18

Item 3.  Defaults Upon Senior Securities                                   18

Item 4.  Submission of Matters to a Vote of Security Holders               18

Item 5.  Other Information                                                 18

Item 6.  Exhibits and Reports on Form 8-K                                  19

SIGNATURES                                                                 20


                                              SKYTERRA COMMUNICATIONS, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                            (In thousands except share data)

                                                                                        December 31,     September 30,
                                                                                           2002              2003
                                                                                       -------------     -------------
                                                                                                         (Unaudited)
                          Assets

Current assets:
   Cash and cash equivalents                                                             $  37,484        $  12,863
   Short-term investments                                                                    2,008           18,718
                                                                                         ---------        ---------
     Total cash, cash equivalents and short-term investments                                39,492           31,581
   Accounts receivable, net                                                                     --              195
   Prepaid expenses and other current assets                                                 1,412              588
                                                                                         ---------        ---------
     Total current assets                                                                   40,904           32,364

Property and equipment, net                                                                     24               71
Notes receivable from the Mobile Satellite Venture, L.P.                                    56,823           61,148
Note receivable from Verestar, Inc.                                                             --            2,500
Note receivable from Motient Corporation, net                                                   --               --
Investments in affiliates                                                                    2,343            2,555
Other assets                                                                                   252              162
                                                                                         ---------        ---------
       Total assets                                                                      $ 100,346        $  98,800
                                                                                         =========        =========

                           Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                      $   2,105        $   1,521
   Accrued liabilities                                                                       5,610            4,791
   Deferred revenue                                                                             --              114
                                                                                         ---------        ---------
     Total current liabilities                                                               7,715            6,426
                                                                                         ---------        ---------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized
  discount of $41,373 and $38,078, respectively                                             70,495           77,737
                                                                                         ---------        ---------
Minority interest                                                                           11,334           12,177
                                                                                         ---------        ---------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     1,118,684 shares as Series A Convertible Preferred Stock at December 31,
     2002 and 1,158,150 shares at September 30, 2003                                            --               --
   Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 6,682,615 shares at December 31, 2002 and 6,075,727 shares at
     September 30, 2003                                                                         67               61
   Non-voting common stock, $.01 par value. Authorized 100,000,000 shares; issued and
     outstanding 8,990,212 shares at December 31, 2002 and September 30, 2003                   90               90
   Additional paid-in capital                                                              547,250          546,555
   Accumulated deficit                                                                    (536,434)        (544,075)
   Treasury stock, at cost, 6,622 shares                                                      (171)            (171)
                                                                                         ---------        ---------
       Total stockholders' equity                                                           10,802            2,460
                                                                                         ---------        ---------
       Total liabilities and stockholders' equity                                        $ 100,346        $  98,800
                                                                                         =========        =========


                         See accompanying notes to unaudited consolidated financial statements.


                                              SKYTERRA COMMUNICATIONS, INC.
                                     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (In thousands except share data)

                                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                                            --------------------------------    -------------------------------
                                                                 2002              2003              2002              2003
                                                            --------------    --------------    --------------    -------------

Revenues                                                            $  --       $      196             $  --        $      196
Cost of revenues                                                       --              219                --               219
                                                             ------------     ------------      ------------      ------------
   Gross profit                                                        --              (23)               --               (23)
Expenses:
   Selling, general and administrative                              1,266            1,464             4,907             4,785
   Depreciation and amortization                                       28               13                87                26
                                                             ------------     ------------      ------------      ------------
     Total expenses                                                 1,294            1,477             4,994             4,811
                                                             ------------     ------------      ------------      ------------
Loss from operations                                               (1,294)          (1,500)           (4,994)           (4,834)
Interest income, net                                                1,418            1,592             4,122             4,656
Loss on investments in affiliates                                    (171)             (67)             (228)             (266)
Other (expense) income, net                                       (14,813)               3           (14,799)               (2)
Minority interest                                                    (258)            (288)             (746)             (835)
                                                             ------------     ------------      ------------      ------------
Loss before taxes and discontinued operations                     (15,118)            (260)          (16,645)           (1,281)
Income tax benefit                                                     --               --               350                --
                                                             ------------     ------------      ------------      ------------
Loss before discontinued operations                               (15,118)            (260)          (16,295)           (1,281)
Gain from wind-down of discontinued operations                        413              319            11,871               882
                                                             ------------     ------------      ------------      ------------
Net (loss) income                                                 (14,705)              59            (4,424)             (399)
   Cumulative dividends and accretion of convertible
     preferred stock to liquidation value                          (2,370)          (2,429)           (8,553)           (7,242)
                                                             ------------     ------------      ------------      ------------
Net loss attributable to common stockholders                 $    (17,075)    $     (2,370)     $    (12,977)     $     (7,641)
                                                             ============     ============      ============      ============
Basic and diluted (loss) earnings per share:
  Continuing operations                                      $      (1.18)    $      (0.18)     $      (2.35)     $      (0.55)
  Discontinued operations                                            0.03             0.02              1.12              0.06
                                                             ------------     ------------      ------------      ------------
     Net loss per share                                      $      (1.15)    $      (0.16)     $      (1.23)     $      (0.49)
                                                             ============     ============      ============      ============
  Weighted average common shares outstanding                   14,800,273       15,047,262        10,587,212        15,439,433
                                                             ============     ============      ============      ============


                         See accompanying notes to unaudited consolidated financial statements.



                                              SKYTERRA COMMUNICATIONS, INC.
                                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)

                                                                                     Nine Months Ended September 30,
                                                                                     --------------------------------
                                                                                         2002               2003
                                                                                     -------------     --------------
Cash flows from operating activities:
   Net loss                                                                            $ (4,424)         $   (399)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Gain from discontinued operations                                                  (11,871)             (882)
     Depreciation and amortization                                                           87                26
     Loss on investments in affiliates                                                      228               266
     Loss on sale of XM Satellite Radio common stock                                     14,864                --
     Non-cash compensation (contra-expense) expense                                        (228)              419
     Non-cash charge for issuance of warrant by consolidated subsidiary                      --                28
     Changes in assets and liabilities:
       Accounts receivable                                                                   --               260
       Prepaid expenses, interest receivable and other assets                            (3,086)           (2,591)
       Accounts payable and accrued expenses                                               (167)             (563)
       Deferred revenue                                                                      --               (59)
                                                                                       --------          --------
           Net cash used in continuing operations                                        (4,597)           (3,495)
           Net cash used in discontinued operations                                      (1,546)             (358)
                                                                                       --------          --------
           Net cash used in operating activities                                         (6,143)           (3,853)
                                                                                       --------          --------
Cash flows from investing activities:
   Cash paid for investments in affiliates                                                 (400)             (390)
   Cash received from investment in affiliates                                              300                 1
   Cash received from the sale of XM Satellite Radio common stock                         3,944                --
   Cash acquired from acquisitions, net of purchase price and acquisition costs              --               115
   Purchases of notes receivable                                                         (1,118)           (2,500)
   Purchases of short-term investments                                                   (5,176)          (18,798)
   Sales and maturities of short-term investments                                        11,309             2,000
   Purchases of property and equipment                                                       --                (7)
                                                                                       --------          --------
           Net cash provided by (used in) continuing operations                           8,859           (19,579)
           Net cash provided by discontinued operations                                     500               --
                                                                                       --------          --------
           Net cash provided by (used in) investing activities                            9,359           (19,579)
                                                                                       --------          --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of costs                                  18,112               --
   Proceeds from issuance of common stock in connection with the exercise of
     warrants and options                                                                     3                 6
   Cash paid in connection with tender offer                                                 --            (1,243)
   Proceeds from contributions to a consolidated subsidiary                                 177                48
                                                                                       --------          --------
           Net cash provided by (used in) financing activities                           18,292            (1,189)
                                                                                       --------          --------
Net increase (decrease) in cash and cash equivalents                                     21,508           (24,621)
Cash and cash equivalents, beginning of period                                            7,061            37,484
                                                                                       --------          --------
Cash and cash equivalents, end of period                                               $ 28,569          $ 12,863
                                                                                       ========          ========


                         See accompanying notes to unaudited consolidated financial statements.


(1)  Description of the Business

     SkyTerra Communications, Inc. (the "Company"), formerly known as Rare Medium Group, Inc., operates its business through a group of complementary subsidiaries in the telecommunications industry, including the Mobile Satellite Venture, L.P. joint venture ("MSV Joint Venture"), Electronic System Products, Inc. ("ESP"), and Miraxis, LLC ("Miraxis"). Consistent with this strategy, in August 2003, the Company signed an agreement to acquire control of Verestar, Inc., a global provider of integrated satellite and fiber services to government organizations, multi-national corporations, broadcasters and communications companies. Closing of the purchase agreement is subject to Verestar achieving certain concessions from its satellite and terrestrial vendors, approval by the FCC, and other customary closing conditions.

     Through its 80% owned MSV Investors, LLC subsidiary ("MSV Investors Subsidiary"), the Company is an active participant in the MSV Joint Venture, a joint venture that also includes TMI Communications, Inc., Motient Corporation ("Motient"), and certain other investors (collectively, the "Other MSV Investors"). The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. The Company has designated three members of the 12-member board of directors of the MSV Joint Venture's corporate general partner.

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

     On August 25, 2003, the Company purchased all of the outstanding common stock of ESP, a product development and engineering services firm that creates products for and provides consulting and engineering services to the telecommunications, broadband, satellite communications, and wireless industries. Through the purchase of ESP, the Company acquired an additional 16.1% of IQStat, Inc. ("IQStat"), raising the Company's total stake to 21.3%. IQStat is a privately held company with technology that will enable it to measure radio listening habits and transmit the data over a national wireless communications network to IQStat's operations center. IQStat intends to market the aggregated data to broadcasters and advertisers to allow real-time tracking of consumer behavior.

     On May 28, 2002, the Company became affiliated with Miraxis, a development stage company that has access to a Ka-band license with which it intends to provide satellite based multi-channel, broadband data and video services in North America.

     From 1998 through the third quarter of 2001, the Company's principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket, Inc. subsidiary ("LiveMarket"), was made at the end of the third quarter of 2001. As such, the results of Rare Medium, Inc. and LiveMarket are reflected as discontinued operations.

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

     The Company is headquartered in New York, New York.

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2002 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation.

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

     In April 2003, the Company acquired additional Series C Preferred Shares and warrants for approximately $40,000. Subsequent to June 2003, the Company purchased promissory notes from Miraxis with an aggregate principal amount of approximately $0.1 million. In November 2003, the promissory notes were converted to Series D Preferred Shares. Currently, the Company holds approximately 40.1% of the ownership interests of Miraxis.

     The Company's President and Chief Executive Officer currently holds an approximate 1.0% interest in Miraxis. Miraxis License Holdings, LLC ("MLH"), an entity unaffiliated with Miraxis, other than as described below, holds the rights to certain orbital slots that Miraxis has acquired access to in order to implement its business plan. Miraxis is in the process of issuing 10% of its outstanding common equity on a fully diluted basis to MLH in exchange for access to those slots. Prior to becoming affiliated with the Company, its Chief Executive Officer and President acquired a 2.0% interest in MLH. In addition, an affiliate of the Company's preferred stockholders holds an approximate 70.0% interest in MLH.

     In May 2003, the Company acquired Series B Preferred Shares from IQStat for approximately $0.3 million, representing an ownership interest of approximately 5.2%. IQStat is a privately held company with technology that will enable it to measure radio listening habits and transmit the data over a national wireless communications network to IQStat's operations center. IQStat intends to market the aggregated data to broadcasters and advertisers to allow real-time tracking of consumer behavior.

     In August 2003, the Company signed an agreement to acquire, through a newly formed subsidiary, approximately 66.7% (on a fully-diluted basis) of Verestar. Verestar is a global provider of integrated satellite and fiber services to government organizations, multi-national corporations, broadcasters, and communications companies. Concurrent with the signing of the definitive purchase agreement, the Company purchased a 10% senior secured note with a principal balance of $2.5 million and a due date of August 2007. Closing of the purchase agreement is subject to Verestar achieving certain concessions from its satellite and terrestrial vendors, approval by the FCC, and other customary closing conditions. At closing, if it occurs, the Company will provide nominal consideration to the existing owner of Verestar in exchange for its equity interest. Furthermore, at closing, assuming it occurs, the Company will, subject to certain terms and conditions, purchase up to an additional $7.0 million in principal of senior secured notes from Verestar.

     In August 2003, for nominal consideration, the Company acquired all of the outstanding common stock of ESP, a product development and engineering services firm that creates products for and provides consulting and engineering services to the telecommunications, broadband, satellite communications, and wireless industries. Subsequent to the stock purchase, the Company agreed to purchase up to $0.8 million of senior secured promissory notes from ESP and up to an additional $0.6 million of senior secured promissory notes if ESP meets certain financial performance metrics. As of September 30, 2003, the Company has purchased approximately $0.2 million in principal of these senior secured notes. ESP is expected to make restricted stock grants to its employees representing an aggregate of 30% of ESP's outstanding equity, diluting the Company's ownership to 70%.

     The investments in Miraxis and IQStat are included in "Investments in Affiliates" on the accompanying consolidated balance sheets. The investments are being accounted for under the equity method with the Company's share of Miraxis' and IQStat's loss being recorded in "Loss on Investments in Affiliates" on the accompanying consolidated statements of operations.

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

     APB Opinion No. 25 does not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally results in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of the Company's common stock and vesting schedules of underlying awards. As a result of the re-pricing of certain stock options in 2001, for the three and nine months ended September 30, 2002, the Company recognized compensation contra-expense of approximately $13,000 and $0.2 million, respectively, resulting from the decrease in the price of the Company's common stock from December 31, 2001 to September 30, 2002. For the three and nine months ended September 30, 2003, the Company recognized compensation expense of approximately $0.3 million and $0.4 million, respectively, relating to the re-pricing of certain stock options in 2001 and 2002.

     The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards:


                                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                                    ---------------------------------    --------------------------------
                                                        2002              2003               2002              2003
                                                    -------------    ----------------    -------------    ---------------
Net (loss) income, as reported                         $(14,705)                $59         $(4,424)              $(399)
(Deduct) Add: Stock-based compensation
   (contra-expense) expense, as reported                    (13)                297            (228)                419
Deduct: Total stock-based compensation expense
   determined under fair value based method for
   all awards                                              (140)                (68)           (621)               (314)
                                                    -------------    ----------------    -------------    ---------------
Pro forma net (loss) income                            $(14,858)               $288         $(5,273)              $(294)
                                                    =============    ================    =============    ===============
Basic and diluted net loss attributable
to common stockholders per share:
   As reported                                           $(1.15)             $(0.16)         $(1.23)             $(0.49)
   Pro forma                                             $(1.16)             $(0.14)         $(1.31)             $(0.49)


     For the three and nine months ended September 30, 2002, the Company issued options to purchase 25,000 shares of common stock at a weighted average fair value of $1.22 using the Black-Scholes option pricing model. For the three months ended September 30, 2003, the Company issued options to purchase 40,000 shares of common stock at a weighted average fair value of $1.26 using the Black-Scholes option pricing model. For the nine months ended September 30, 2003, the Company issued options to purchase 235,000 shares of common stock at a weighted average fair value of $0.83 using the Black-Scholes option pricing model.

(6)  Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. As of September 30, 2003, cash of approximately $0.1 million (excluding the $0.3 million of cash collateralizing a letter of credit) was the remaining asset of Rare Medium, Inc. and LiveMarket. The liabilities of these subsidiaries totaled approximately $2.8 million, consisting of accounts payable and accrued expenses. Included in the total liabilities of these subsidiaries is $1.0 million related to a lease obligation which is guaranteed by the Company. The total maximum potential liability of this guarantee is $3.2 million, subject to certain defenses by the Company. Rare Medium, Inc. holds $0.3 million of cash in a certificate of deposit which is maintained as collateral for a letter of credit supporting the lease obligation. For the three and nine months ended September 30, 2002, the Company recognized a gain of approximately $0.4 million and $11.9 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts. For the three and nine months ended September 30, 2003, the Company recognized a gain of approximately $0.3 million and $0.9 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

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

  Litigation

     On November 19, 2001, five of the Company's shareholders filed a complaint against the Company, certain of its subsidiaries and certain of their current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, the Company filed a motion to dismiss on behalf of itself and its current and former officers and directors. On March 7, 2003, the Court denied the motion to dismiss, and discovery commenced. The Company intends to continue to dispute this matter vigorously.

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

     On July 26, 2002, plaintiffs James D. Loeffelbein, Terrie L. Pham and certain related parties filed suit against the lead plaintiff's counsel in the class action lawsuit, the Company, certain of its current and former officers, its former investor relations firm and a former employee of plaintiff Loeffelbein in the District Court of Johnson County, Kansas, Loeffelbein v. Milberg Weiss Bershad Hynes & Lerach, LLP, et al., 02 CV 04867. The plaintiffs assert claims for fraud, negligence and breach of fiduciary duty against all of the Company and certain of its current and former officers in connection with allegedly false statements purportedly made to the plaintiffs. The plaintiffs have sought unspecified damages from the defendants. On September 11, 2002, the matter was removed to the United States District Court for the District of Kansas (the "Federal District Court"). On October 11, 2002, the plaintiffs sought to have the matter remanded to state court. On May 7, 2003, the Federal District Court denied the plaintiffs request to remand the matter as it related to the Company, the Company defendants and an additional defendant. On June 9, 2003, the Company and Company defendants filed a motion to dismiss. On August 4, 2003, the plaintiffs responded. On October 12, 2003, the Federal District Court dismissed the action, holding that it lacked personal jurisdiction over the Company and the Company defendants and, accordingly, found it unnecessary to rule upon the Company's other bases for dismissal. The Company intends to vigorously oppose any efforts by the plaintiffs should they appeal the decision or refile the matter in a different jurisdiction.

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

Overview

     We operate our business through a group of complementary subsidiaries in the telecommunications industry, including the MSV Joint Venture, ESP, and Miraxis. Consistent with this strategy, in August 2003, we signed an agreement to acquire control of Verestar, a global provider of integrated satellite and fiber services to government organizations, multi-national corporations, broadcasters and communications companies. Closing of the purchase agreement is subject to Verestar achieving certain concessions from its satellite and terrestrial vendors, approval by the FCC, and other customary closing conditions.

     Through our 80% owned MSV Investors Subsidiary, we are an active participant in the MSV Joint Venture, a joint venture that also includes TMI Communications, Inc., Motient, and the Other MSV Investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. We have designated three members of the 12-member board of directors of the MSV Joint Venture's corporate general partner.

     On February 10, 2003, the FCC released an order relating to an application submitted by the MSV Joint Venture and certain of its competitors that could greatly expand the scope of the MSV Joint Venture's business by permitting the incorporation of ancillary terrestrial base stations into its mobile satellite network. A similar application is pending before Industry Canada, the FCC's counterpart in Canada. The MSV Joint Venture cannot expand its mobile satellite services business using ATC base stations into Canada until this application pending before Industry Canada is approved. With the FCC's issuance of the ATC order, we expects the MSV Joint Venture to enter a new stage of development which requires significant future funding requirements and/or a need for one or more strategic partners.

     On August 25, 2003, for nominal consideration, we purchased all of the outstanding common stock of ESP, a product development firm that creates products for and provides consulting and engineering services targeted toward the telecommunications, broadband, satellite communications, and wireless industries. Through the purchase of ESP, we acquired an additional 16.1% of IQStat, raising our total stake to 21.3%. IQStat is a privately held company that measures radio listening habits and transmits the data over a national wireless communications network to IQStat's operations center. IQStat intends to market the aggregated data to broadcasters and advertisers to allow real-time tracking of consumer behavior.

     On May 28, 2002, we became affiliated with Miraxis, a development stage company that has access to a Ka-band license with which it intends to provide satellite based multi-channel, broadband data and video services in North America.

     On August 29, 2003, the Company signed an agreement to acquire, through a newly formed subsidiary, approximately 66.7% (on a fully-diluted basis) of Verestar. Closing of the definitive purchase agreement is subject to Verestar achieving certain concessions from its satellite and terrestrial vendors, approval by the FCC, and other customary closing conditions. If the transaction closes as expected in the fourth quarter of 2003, we expect to consolidate the operating results of Verestar after the date of closing. To the extent we are not permitted to consolidate Verestar's operating results due to FIN No. 46 (as defined and discussed below), we expect to provide supplemental disclosure of the items required by this Item 2.

     From 1998 through the third quarter of 2001, our principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects, a decision to discontinue Rare Medium, Inc.'s operations, along with those of LiveMarket, was made at the end of the third quarter of 2001. As such, the results of Rare Medium, Inc. and LiveMarket are reflected as discontinued operations.

     From 1999 through the first quarter of 2001, we made venture investments by taking strategic minority equity positions in other independently managed companies. Additionally, during that period, we developed, managed and operated Start-up Companies. During the first quarter of 2001, we reduced our focus on these businesses and substantially ceased providing funding to our Start-up Companies.

     As a result of the decision to discontinue the operations of Rare Medium, Inc. and its subsidiary LiveMarket, the results of operations of these businesses have also been accounted for as discontinued operations. Accordingly, our discussion in the section entitled "Results of Operations" focuses on our continuing operations and includes our results and those of our MSV Investors Subsidiary, ESP and certain of our Start-up Companies up to their respective dates of dissolution.

Results of Operations for the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

  Revenues

     Revenues are derived from fees generated for product development, consulting and engineering services performed by ESP, including reimbursable travel and other out-of-pocket expenses, and the sales of its electronic database of parts commonly used in printed circuit design. Revenues from contracts for services that ESP provides its clients are recognized on a time-and-materials or on a percentage-of-completion basis. Revenues from time-and-materials service contracts are recognized as the services are provided. For service contracts where revenue is recognized under the percentage-of-completion basis, revenues recognized in excess of billings would be recorded as work in progress on the accompanying balance sheet. Billings in excess of revenues recognized are recorded as deferred revenue. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract.

     Revenues for the three months ending September 30, 2003 increased to $0.2 million from nil for the three months ended September 30, 2002, an increase of $0.2 million. This increase was due to the acquisition of ESP on August 25, 2003. In future periods, we expect to report an increase in revenues from services performed by ESP, as a full three months of ESP's operating results will be included.

  Cost of Revenues

     Cost of revenues includes the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues for the three months ending September 30, 2003 increased to $0.2 million from nil for the three months ended September 30, 2002, an increase of $0.2 million. This increase was due to the acquisition of ESP on August 25, 2003. In future periods, we expect cost of revenues from services performed by ESP to increase, as a full three months of ESP's operating results will be included.

  Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the three months ending September 30, 2003 increased to $1.5 million from $1.3 million for the three months ended September 30, 2002, an increase of $0.2 million. This increase was primarily related to the $0.2 million of expenses incurred by ESP after the August 25, 2003 acquisition and the recognition of a $0.3 million non-cash compensation expense in the three months ended September 30, 2003 relating to the re-pricing of certain stock options which occurred in 2001 and 2002, partially offset by a $0.3 million insurance claim payment related to the class action lawsuit settled in January 2003. As these costs relate to our current operations, including ESP, we expect our selling, general and administrative expense, excluding any non-cash compensation expense arising from fluctuations in the price of our common stock in association with the repricing of certain stock options in 2001 and 2002, to increase in future periods as a full three month of ESP's operating results will be included.

  Depreciation and Amortization Expense

     Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of the financing costs associated with the issuance of our Series A convertible preferred stock. Depreciation and amortization expense for the three months ended September 30, 2003 decreased to approximately $13,000 from $28,000 for the three months ended September 30, 2002, a decrease of approximately $15,000. This decrease is primarily the result of the reduction in property and equipment used in our continuing operations, partially offset by the depreciation of ESP's property and equipment after the August 2003 acquisition. As our capital expenditures remain nominal, we expect depreciation and amortization expense to remain at this level in future periods.

  Interest Income, Net

     Interest income, net for the three months ended September 30, 2003 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments and on our notes receivable from the MSV Joint Venture and Verestar.

  Loss on Investment in Affiliates

     For the three months ended September 30, 2003, we recorded a loss on investments in affiliates of approximately $0.1 million relating primarily to the reserve for the promissory note issued by Miraxis and for our proportionate share of IQStat's operating loss. For the three months ending September 30, 2002, we recorded a loss on investments in affiliates of approximately $0.2 million for our proportionate share of Miraxis' operating loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

  Minority Interest

     For the three months ended September 30, 2003 and 2002, we recorded minority interest of approximately $0.3 million relating to the equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who invested approximately $10.2 million in our MSV Investors Subsidiary.

  Gain from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the three months ended September 30, 2003 and 2002, we recognized a gain of approximately $0.3 million and $0.4 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

  Net Loss Attributable to Common Stockholders

     For the three months ended September 30, 2003, we recorded a net loss attributable to common stockholders of approximately $2.4 million. The loss was due to the approximate $0.1 million net income and the $2.4 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Results of Operations for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

  Revenues

     Revenues are derived from fees generated for product development, consulting and engineering services performed by ESP, including reimbursable travel and other out-of-pocket expenses, and the sales of its electronic database of parts commonly used in printed circuit design. Revenues from contracts for services that ESP provides its clients are recognized on a time-and-materials or on a percentage-of-completion basis. Revenues from time-and-materials service contracts are recognized as the services are provided. For service contracts where revenue is recognized under the percentage-of-completion basis, revenues recognized in excess of billings would be recorded as work in progress on the accompanying balance sheet. Billings in excess of revenues recognized are recorded as deferred revenue. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract.

     Revenues for the nine months ending September 30, 2003 increased to $0.2 million from nil for the nine months ended September 30, 2002, an increase of $0.2 million. This increase was due to the acquisition of ESP on August 25, 2003. In future periods, we expect to report an increase in revenues from services performed by ESP, as a full period of ESP's operating results will be included.

  Cost of Revenues

     Cost of revenues includes the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues for the nine months ending September 30, 2003 increased to $0.2 million from nil for the nine months ended September 30, 2002, an increase of $0.2 million. This increase was due to the acquisition of ESP on August 25, 2003. In future periods, we expect cost of revenues from services performed by ESP to increase, as a full period of ESP's operating results will be included.

  Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the nine months ending September 30, 2003 decreased to $4.8 million from $4.9 million for the nine months ended September 30, 2002, a decrease of $0.1 million. This decrease was primarily related to the $1.1 million charge recognized in the nine months ended September 30, 2002 related to the settlement of the class action lawsuit and the reduced legal and advisory fees after the settlement of the class action lawsuit and the $0.3 million insurance claim payment related to the costs associated with the class action lawsuit, partially offset by the $0.2 million of expenses incurred by ESP after the August 25, 2003 acquisition, the approximately $0.4 million charge recognized in the nine months ended September 30, 2003 relating to the severance for the Company's former Controller and former Treasurer and the $0.2 million compensation contra-expense and $0.4 million compensation expense recognized in the nine months ended September 30, 2002 and 2003, respectively, relating to the re-pricing of certain stock options in 2001 and 2002. As these costs relate to our current operations, including ESP, we expect our selling, general and administrative expense, excluding any non-cash compensation expense arising from fluctuations in the price of our common stock in association with the repricing of certain stock options in 2001 and 2002, to increase in future periods as a full period of ESP's operating results will be included.

  Depreciation and Amortization Expense

     Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of the financing costs associated with the issuance of our Series A convertible preferred stock. Depreciation and amortization expense for the nine months ended September 30, 2003 decreased to approximately $26,000 from $0.1 million for the nine months ended September 30, 2002, a decrease of approximately $0.1 million. This decrease is primarily the result of the reduction in property and equipment used in our continuing operations, partially offset by the depreciation of ESP's property and equipment after the August 2003 acquisition. As our capital expenditures remain nominal, we expect depreciation and amortization expense to remain at this level in future periods.

  Interest Income, Net

     Interest income, net for the nine months ended September 30, 2003 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments and on our notes receivable from the MSV Joint Venture and Verestar.

  Loss on Investment in Affiliates

     For the nine months ended September 30, 2003, we recorded a loss on investments in affiliates of approximately $0.3 million relating primarily to the reserve for the promissory note issued by Miraxis and for our proportionate share of Miraxis' and IQStat's operating loss. For the nine months ending September 30, 2002, we recorded a loss on investments in affiliates of approximately $0.2 million for our proportionate share of Miraxis' operating loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

  Minority Interest

     For the nine months ended September 30, 2003 and 2002, we recorded minority interest of approximately $0.8 million and $0.7 million, respectively, relating to the equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who invested approximately $10.2 million in our MSV Investors Subsidiary.

  Gain from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the nine months ended September 30, 2003 and 2002, we recognized a gain of approximately $0.9 million and $11.9 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

  Net Loss Attributable to Common Stockholders

     For the nine months ended September 30, 2003, we recorded a net loss attributable to common stockholders of approximately $7.6 million. The loss was due to the $0.4 million net loss and the $7.2 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

     We had $31.6 million in cash, cash equivalents and short-term investments as of September 30, 2003. Cash used in operating activities from continuing operations was $3.5 million for the nine months ended September 30, 2003 and resulted primarily from cash used for general corporate overhead including payroll and professional fees. We expect cash used in continuing operations to remain at approximately this level in future periods. Cash used by discontinued operations was $0.4 million for the nine months ended September 30, 2003 and resulted from cash used for settlement of vendor liabilities and legal and advisory fees.

     For the nine months ended September 30, 2003, cash used in investing activities from continuing operations, excluding purchases and sales of short-term investments, was approximately $2.8 million and primarily consisted of $2.5 million used to purchase the senior secured promissory note from Verestar and $0.4 million used to purchase investments in IQStat and Miraxis. Other than our agreements with ESP and Verestar as described below, we do not have any future funding commitments with respect to any of our investments. However, we expect that the MSV Joint Venture, Miraxis, and IQStat will require additional funding from time to time, and we may choose to provide additional funding, subject to our liquidity and capital resources at the time.

     For the nine months ended September 30, 2003, cash used in financing activities was approximately $1.2 million and resulted primarily from the repurchase of shares of common stock in the tender offer as described below.

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

  MSV Joint Venture Convertible Note Receivable

     Through our 80% owned MSV Investors Subsidiary, we are an active participant in the MSV Joint Venture, a joint venture that also includes TMI Communications, Inc., Motient and the Other MSV Investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. On November 26, 2001, through our MSV Investors Subsidiary, we purchased a $50.0 million interest in the MSV Joint Venture in the form of a convertible note. Immediately prior to the purchase of the convertible note, Rare Medium Group contributed $40.0 million to the MSV Investors Subsidiary and a group of unaffiliated third parties collectively contributed $10.0 million. The note bears interest at a rate of 10% per year, has a maturity date of November 26, 2006, and is convertible at any time at the option of our MSV Investors Subsidiary into equity interests in the MSV Joint Venture.

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

  Verestar Senior Secured Promissory Notes

     In August 2003, we signed an agreement to acquire, through a newly formed subsidiary, approximately 66.7% (on a fully-diluted basis) of Verestar. Verestar is a global provider of integrated satellite and fiber services to government organizations, multi-national corporations, broadcasters, and communications companies. Concurrent with the signing of the purchase agreement, we purchased a 10% senior secured note with a principal balance of $2.5 million and a due date of August 2007. Closing of the definitive purchase agreement is subject to Verestar achieving certain concessions from its satellite and terrestrial vendors, approval by the FCC, and other customary closing conditions. At closing, if it occurs, we will provide nominal consideration to the existing owner of Verestar in exchange for its equity interest. Furthermore, at closing, assuming it occurs, we will, subject to certain terms and conditions, purchase up to an additional $7.0 million in principal of senior secured notes from Verestar.

  ESP Senior Secured Promissory Notes

     In August 2003, for nominal consideration, we acquired all of the outstanding common stock of ESP, a product development and engineering services firm that creates products for and provides consulting and engineering services to the telecommunications, broadband, satellite communications, and wireless industries. Subsequent to the stock purchase, we agreed to purchase up to $0.8 million of senior secured promissory notes from ESP and up to an additional $0.6 million of senior secured promissory notes if ESP meets certain financial performance metrics. As of September 30, 2003, we purchased approximately $0.2 million in principal of these senior secured notes.

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

  Tender Offer

     On March 13, 2003, we commenced a cash tender offer at a price of $1.00 per share for up to 2,500,000 shares of our outstanding voting common stock. The tender offer expired on April 23, 2003 with 968,398 shares purchased by us for an aggregate cost, including all fees and expenses applicable to the tender offer, of approximately $1.2 million. The primary purpose of the tender offer was to provide our public stockholders with additional liquidity for their shares of common stock, particularly in light of decreased liquidity arising from the decision of Nasdaq to delist our common stock, and to do so at a premium over the stock price before the tender offer and without the usual transaction costs associated with open market sales. Our preferred stockholders did not sell any shares of common stock in the tender offer.

Recently Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 provides clarification on the consolidation of certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have certain characteristics of a controlling financial interest ("variable interest entities" or "VIEs"). FIN No. 46 requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE and is effective immediately for VIEs created after January 31, 2003 and in the first fiscal year or interim period beginning after December 15, 2003 for any VIEs created prior to January 31, 2003. We are currently reviewing our investments and other arrangements to determine whether any of our investee companies are VIEs.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the classification of certain financial instruments as a liability (or in certain circumstances an asset) because that instrument embodies an obligation of the company. SFAS No. 150 is effective immediately for instruments entered into or modified after May 31, 2003 and in the first interim period beginning after June 15, 2003 for all instruments entered into before May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     As of September 30, 2003, we had $31.6 million of cash, cash equivalents and short-term cash investments. These cash, cash equivalents and short-term cash investments are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

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

     On July 26, 2002, plaintiffs James D. Loeffelbein, Terrie L. Pham and certain related parties filed suit against the lead plaintiff's counsel in the class action lawsuit, us, certain of our current and former officers, our former investor relations firm and a former employee of plaintiff Loeffelbein in the District Court of Johnson County, Kansas, Loeffelbein v. Milberg Weiss Bershad Hynes & Lerach, LLP, et al., 02 CV 04867. The plaintiffs assert claims for fraud, negligence and breach of fiduciary duty against all of us and certain of our current and former officers in connection with allegedly false statements purportedly made to the plaintiffs. The plaintiffs have sought unspecified damages from the defendants. On September 11, 2002, the matter was removed to the United States District Court for the District of Kansas. On October 11, 2002, the plaintiffs sought to have the matter remanded to state court. On May 7, 2003, the Federal District Court denied the plaintiffs request to remand the matter as it related to us, our defendants and an additional defendant. On June 9, 2003, we and our defendants filed a motion to dismiss. On August 4, 2003, the plaintiffs responded. On October 12, 2003, the Federal District Court dismissed the action, holding that it lacked personal jurisdiction over us and our defendants and, accordingly, found it unnecessary to rule upon our other bases for dismissal. We intend to vigorously oppose any efforts by the plaintiffs should they appeal the decision or refile the matter in a different jurisdiction.

Item 2.  Changes in Securities

     (a) Not applicable

     (b) Not applicable

     (c) Not applicable

     (d) Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submissions of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

         Exhibit
          Number                      Description
         -------                      -----------

          31.1      -    Certification of Jeffrey A. Leddy, Chief Executive
                         Officer and President of SkyTerra Communications,
                         Inc., required by Rule 13a-14(a) of the Securities
                         Exchange Act of 1934, as adopted pursuant to Section
                         302 of the Sarbanes-Oxley Act of 2002.

          31.2      -    Certification of Craig J. Kaufmann, Controller and
                         Treasurer of SkyTerra Communications, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of
                         1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1      -    Certification of Jeffrey A. Leddy, Chief Executive
                         Officer and President of SkyTerra Communications,
                         Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2      -    Certification of Craig J. Kaufmann, Controller and
                         Treasurer of SkyTerra Communications, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

         On September 3, 2003, the Company filed a report on Form 8-K (i) announcing the acquisition of all of the outstanding equity of Electronic System Products, Inc.; (ii) announcing the signing of a definitive purchase agreement to acquire approximately 67% (on a fully diluted basis) of the outstanding equity of Verestar, Inc.;
         (iii) announcing the purchase of a $2.5 million of senior secured note from Verestar, Inc.; and (iv) announcing that the Board of Directors had approved the change of the Company's name to SkyTerra Communications, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 2003           By:  /s/ JEFFREY A. LEDDY
                                        -----------------------------------
                                        Jeffrey A. Leddy
                                        Chief Executive Officer and President
                                        (Principal Executive Officer and
                                        Principal Financial Officer)


Date:  November 14, 2003           By:  /s/ CRAIG J. KAUFMANN
                                        -----------------------------------
                                        Craig J. Kaufmann
                                        Controller and Treasurer
                                        (Principal Accounting Officer)

                                                                   Exhibit 31.1


                                 CERTIFICATIONS

I, Jeffrey A. Leddy, certify that:

     1.  I have reviewed this Form 10-Q of SkyTerra Communications, Inc.;

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



Date:  November 14, 2003             By:  /s/ JEFFREY A. LEDDY
                                          ----------------------------
                                          Jeffrey A. Leddy
                                          Chief Executive Officer and President
                                          (Principal Executive Officer and
                                          Principal Financial Officer)

                                                                   Exhibit 31.2

                                 CERTIFICATIONS

I, Craig J. Kaufmann, certify that:

     1.  I have reviewed this Form 10-Q of SkyTerra Communications, Inc.;

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



Date:  November 14, 2003            By:  /s/ CRAIG J. KAUFMANN
                                         -------------------------------
                                         Craig J. Kaufmann
                                         Controller and Treasurer
                                         (Principal Accounting Officer)

                                                                   Exhibit 32.1


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jeffrey A. Leddy, Chief Executive Officer and President of SkyTerra Communications, Inc. (the "Company"), hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                           By:  /s/ JEFFREY A. LEDDY
                                ---------------------------
                                Name:  Jeffrey A. Leddy
                                Title: Chief Executive Officer and President
                                       (Principal Executive Officer and
                                       Principal Financial Officer)
                                Date:  November 14, 2003


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

                                                                   Exhibit 32.2


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Craig J. Kaufmann, Controller and Treasurer of SkyTerra Communications, Inc. (the "Company"), hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                 By:  /s/ CRAIG J. KAUFMANN
                                      ------------------------------
                                      Name:   Craig J. Kaufmann
                                      Title:  Controller and Treasurer
                                              (Principal Accounting Officer)
                                      Date: November 14, 2003


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