Form 10-K
period 2003-12-31
SKYTERRA COMMUNICATIONS INC
filed 2004-03-30
CIK 756502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2003, or


/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from to

                        Commission file number 0-13865

                         SKYTERRA COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                   23-2368845
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
of incorporation or organization)

    19 West 44th Street, Suite 507                       10036
          New York, New York                           (Zip Code)
(Address of principal executive offices)

               Registrant's former name--Rare Medium Group, Inc.

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

                                Yes / / No /x/

The aggregate market value of the voting common stock held by non-affiliates of the registrant, as of June 30, 2003, was $7,135,730. All non-voting common stock was held by affiliates of the registrant.

As of March 25, 2004, 6,074,791 shares of our voting common stock and 8,990,212 shares of our non-voting common stock were outstanding.

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

Item 1. Business

Overview

     We operate our business through a group of complementary companies in the telecommunications industry. These companies include: (i) the Mobile Satellite Venture, L.P. joint venture ("MSV Joint Venture"), a joint venture which provides mobile digital voice and data communications services via satellite;
(ii) Electronic System Products, Inc. ("ESP"), a product development and engineering services firm; (iii) IQStat, Inc. (now doing business as Navigauge, Inc., "Naviguage"), a market research firm that tracks the in-car radio usage and driving habits of consumers; and (iv) Miraxis, LLC ("Miraxis"), a development stage company that intends to provide satellite based multi-channel, broadband data and video services. Consistent with this strategy, we continue to pursue the acquisition of substantially all of the assets and business of Verestar, Inc. ("Verestar"), a global provider of integrated satellite and fiber services to government organizations, multi-national corporations, broadcasters and communications companies.

     On March 8, 2004, we executed an asset purchase agreement to acquire, through a newly formed subsidiary, substantially all of the assets and business of Verestar pursuant to Section 363 of the Bankruptcy Code for $7.0 million, including cash and the forgiveness of the outstanding senior secured note, and 19.9% of the stock of the newly formed subsidiary. In addition, we will provide an additional $3.0 million in funding to the new subsidiary upon closing of the purchase. The transaction is still subject to a number of contingencies, including an auction on March 30, 2004 at which Verestar will consider higher and better offers and final approval of the bankruptcy court and the Federal Communications Commission (the "FCC").

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

     We were incorporated in Delaware in 1985 as International Cogeneration Corporation.

MSV Joint Venture

     Through our 80% owned MSV Investors, LLC subsidiary ("MSV Investors Subsidiary"), we are an active participant in the MSV Joint Venture, a joint venture that also includes TMI Communications, Inc. ("TMI"), Motient Corporation ("Motient"), and certain other investors (collectively, the "Other MSV Investors"). The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. We have designated three members of the 11-member board of directors of the MSV Joint Venture's corporate general partner.

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

     Currently, the approximate ownership of the MSV Joint Venture's equity interests, assuming conversion of all convertible notes, is as follows: our MSV Investors Subsidiary, 30.3%; TMI, 25.3%; Motient, 32.6%; and the Other MSV Investors, 11.8%. We are under no obligation to make any further investment in our MSV Investors Subsidiary or in the MSV Joint Venture, but we may have the opportunity to do so in the future. Because our interest in the MSV Joint Venture is in the form of a note, we do not reflect the results of the MSV Joint Venture's operations in our statements of operations.

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

     From providing these services, the MSV Joint Venture produces annual revenue of approximately $30.0 million and nominal earnings before interest, taxes, depreciation, and amortization on an unaudited basis.

     The wireless communications industry in which the MSV Joint Venture operates is highly competitive and characterized by continuing technological innovation. The MSV Joint Venture's competitors primarily include wireless communications service providers in the following markets:

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

          o Mobile Satellite Services - A number of companies are selling or developing mobile satellite services utilizing a variety of satellite technologies that compete or will compete with the MSV Joint Venture's services. Mobile satellite services ("MSS") are provided using either geostationary or non-geostationary satellite systems.

              Geostationary Earth Orbit Systems - Geostationary earth orbit ("GSO") satellite systems orbit approximately 22,000 miles above the earth's surface and appear fixed in the sky to an observer on earth. This high altitude allows a GSO system to cover much larger areas of the earth with a single satellite. Consequently, because fewer satellites are necessary, GSO satellite systems generally are less expensive to implement and operate than non-geostationary earth orbit ("NGSO") satellite systems. GSO satellites, however, face difficulties with time delay in the satellite signal given the distance that must be traveled for the signal to reach the satellite and return to the earth's surface, though recent developments in echo-canceling technology have significantly diminished the negative effects of this inherent time delay for voice communications. The satellite signals of both NGSO and GSO satellite systems typically are unable to penetrate buildings and are mainly used to support an outdoor user market. The MSV Joint Venture's satellites use a GSO satellite architecture.

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

   MSV Joint Venture's Strategy

     On February 10, 2003, the FCC released an order (the "ATC Order") relating to an application submitted by the MSV Joint Venture and certain of its competitors that could greatly expand the scope of the MSV Joint Venture's business by permitting the incorporation of ancillary terrestrial base stations (which we refer to as an "ancillary terrestrial component" or "ATC") into its mobile satellite network. A similar application is pending before Industry Canada, the FCC's counterpart in Canada. With the FCC's issuance of the ATC Order alone, however, the MSV Joint Venture has entered a new stage of development which will require significant future funding requirements and/or a need for one or more strategic partners.

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

     In addition to development and launch of a next-generation satellite system, build out of an ATC-enhanced network will require installation of a network of ground repeaters in any given metropolitan area to enable in-building signal penetration. Because of the time and expense required to acquire and incorporate these components, it is anticipated that an ATC will be phased in over time in various metropolitan areas. The FCC also requires that entities with GSO satellite systems must maintain a ground spare satellite prior to implementing an ATC.

   FCC's ATC Order and the MSV Joint Venture's Application

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

     Accordingly, ATC operations of the MSV Joint Venture or other MSS providers will not be permitted until such licensee has filed an application with the FCC demonstrating compliance with these requirements. Once the FCC approves such an application, terrestrial operations may commence. In November 2003, the MSV Joint Venture filed its application. The FCC has put the application out for public comment, and all objections and responses, if any, should be filed with the FCC during the second quarter of 2004.

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

     Furthermore, if any of the competitors of the MSV Joint Venture receive approval for their ATC applications prior to the MSV Joint Venture or if the FCC grants more extensive or more favorable approvals to these potential competitors, the MSV Joint Venture's ability to implement its business strategy and compete effectively could also be harmed. In order to address the interference concerns in the L-band raised by Inmarsat, the FCC placed a limit on the number of terrestrial base stations that the MSV Joint Venture may implement per any given 200 kHz channel of bandwidth. Moreover, the MSV Joint Venture, like all MSS licensees incorporating an ATC, is precluded from causing harmful interference to other services. If the MSV Joint Venture is unable to implement an ATC due to the restriction on the number of base stations, the MSV Joint Venture's business will be limited and the value of our interest in the MSV Joint Venture will be significantly impaired.

     If the FCC authorizes the MSV Joint Venture to implement an ATC, the value of our stake in the MSV Joint Venture could significantly increase; however, even with ATC authority, the ability of the MSV Joint Venture to succeed is subject to significant risks and uncertainties, including the ability of the MSV Joint Venture to raise the capital necessary or to identify and reach an agreement with one or more strategic partners for the implementation of the next generation satellite system and the widespread implementation of an ATC. Additional risks include the ability of the MSV Joint Venture to attract and retain customers, as well as increased potential competition from other satellite and wireless service providers.

   Additional FCC Actions Impacting the MSV Joint Venture

       In July 2003, the MSV Joint Venture filed a request for reconsideration of the ATC Order with the FCC. In its request, the MSV Joint Venture has asked the FCC for clarification on some of the requirements and definitions contained in the ATC Order. Additionally, the reconsideration request has asked the FCC to consider relaxing certain of the technical requirements stipulated in the ATC Order. If the FCC accepts some or all of the requests made by the MSV Joint Venture, the ability of the MSV Joint Venture to implement an ATC will be enhanced. If these requests are denied, the ability to implement an ATC may be impaired.

     Along with issuing the ATC Order granting ATC to MSS license holders in the Big LEO bands, the L-band and the S-band, the FCC issued a series of orders voiding the licenses of four of the eight S-band license holders, including the license of an affiliate of the MSV Joint Venture. The MSV Joint Venture has the economic rights, through a subsidiary, with respect to this license. If the license remains voided, the MSV Joint Venture will be unable to secure any economic benefit from this license. The affiliate has appealed this determination and has actively pursued reinstatement of the license.

   Conditional Investment By the Other MSV Investors

     Pursuant to the joint venture agreement among the partners of the MSV Joint Venture (the "MSV Joint Venture Agreement"), in the event that the MSV Joint Venture had received final regulatory approval from the FCC, as that phrase is defined in the MSV Joint Venture Agreement, by March 31, 2003 for its ATC applications, the Other MSV Investors would have been obligated to invest an additional $50.0 million in the MSV Joint Venture. As the final regulatory approval from the FCC, as defined in the MSV Joint Venture Agreement, was not received by March 31, 2003, the additional investment was not required. However, the Other MSV Investors retained the option to invest the $50.0 million at the same terms and conditions until June 30, 2003. Prior to its expiration, the option was extended until August 2003. On August 8, 2003, the MSV Joint Venture Agreement was amended and certain of the Other MSV Investors agreed to invest $3.7 million in the MSV Joint Venture and retain the option to invest an additional $17.6 million under certain terms and conditions. This new option will expire on March 31, 2004. We expect that the Other MSV Investors will exercise the option.

   Automatic Conversion of Convertible Notes

     Under the amended MSV Joint Venture Agreement, the convertible notes held by the MSV Investors Subsidiary will automatically convert into equity interests in the MSV Joint Venture upon additional equity investments at a valuation of the MSV Joint Venture equal to or greater than the valuation at the time the MSV Investors Subsidiary purchased the notes. Such additional equity investments must total approximately $41.6 million if they had been made by December 31, 2003 and will need to increase thereafter by an amount equal to the additional interest accrued on the MSV Joint Venture's outstanding debt. If the convertible notes held by our MSV Investors Subsidiary are converted into equity interests and the Other MSV Investors exercise their option, the approximate ownership of the MSV Joint Venture's equity interests would be as follows: our MSV Investors Subsidiary, 27.4%; TMI, 22.9%; Motient, 29.5%; and the Other MSV Investors, 20.2%.

Electronic System Products

     On August 25, 2003, for nominal consideration, we purchased all of the outstanding common stock of ESP. Based in Duluth, Georgia, ESP is a 31-person product development and engineering services firm that creates products for and provides consulting and related services to customers in the telecommunications, broadband, satellite communications, and wireless industries. ESP leverages its engineering and manufacturing expertise to help expedite a customer's product development cycle and, thus reduce time to market and total cost. In November 2003, ESP made restricted stock grants to its employees representing an aggregate of 30% of ESP's outstanding equity, diluting our ownership to 70%. ESP represents all of our revenue for the year ended December 31, 2003. ESP's recent achievements include developing a single-chip stereo decoder for high volume manufacturers, a variety of wireless security devices, and a patented flow rate monitoring and control system for dispensing fluid.

Navigauge

     On April 21, 2003, we purchased Series B Preferred Shares from IQStat, now doing business as Naviguage, representing an ownership interest of approximately 5%. Through our purchase of ESP in August 2003, we acquired Series A Preferred Shares representing an additional 16% of Navigauge. From December 2003 through February 2004, we have participated in other equity financings of Navigauge, raising our total ownership to approximately 24% of the outstanding equity. We appoint two of the seven members of the Navigauge board of directors.

     Navigauge is a privately held media and marketing research firm targeting radio broadcasters, advertisers and advertising agencies in the United States. After three years of extensive research and development, Navigauge has completed development, with the help of ESP, of a revolutionary, patent-pending monitoring device which tracks the in-car radio usage and driving habits of consumers. Navigauge will recruit a statiscally-balanced panel in the top media markets in the country beginning with Atlanta in April 2004. Data collected from the panel will be used to generate information regarding radio usage and consumer behavior that can be marketed.

Miraxis

     Miraxis is a development stage company that has access to a Ka-band license with which it intends to provide satellite based multi-channel, broadband data and video services in North America. We currently hold approximately 40% of the outstanding membership interests and appoint two of the five directors of the manager of Miraxis. Additionally, we entered into a management support agreement with Miraxis under which our current Chief Executive Officer and President provided certain services to Miraxis in exchange for additional equity interests in Miraxis to be issued to us. That agreement expired in May 2003. The assets of Miraxis consist principally of its business plan, its access to the Ka-band license and certain memoranda of understanding between Miraxis and certain potential strategic business partners. To execute its business plan, Miraxis will need to raise significant amounts of capital in order to launch several satellites. Miraxis does not currently have any customers.

Verestar

     On August 29, 2003, we signed a securities purchase agreement to acquire, through a newly formed subsidiary, approximately 66.7% (on a fully-diluted basis) of Verestar, a global provider of integrated satellite and fiber services to government organizations, multi-national corporations, broadcasters and communications companies. Concurrent with the signing of the securities purchase agreement, we purchased a 10% senior secured note with a principal balance of $2.5 million and a due date of August 2007. We terminated the securities purchase agreement on December 22, 2003. Subsequently, Verestar filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

        On March 8, 2004, we executed an asset purchase agreement to acquire, through a newly formed subsidiary, substantially all of the assets and business of Verestar pursuant to Section 363 of the Bankruptcy Code for $7.0 million, including cash and the forgiveness of the outstanding senior secured note, and 19.9% of the stock of the newly formed subsidiary. In addition, we will provide an additional $3.0 million in funding to the new subsidiary upon closing of the purchase. The transaction is still subject to a number of contingencies, including an auction on March 30, 2004 at which Verestar will consider higher and better offers and final approval of the bankruptcy court and the FCC.

Employees

     As of December 31, 2003, we and our consolidated subsidiaries had 36 employees. We believe our relationship with our employees is good, and none are represented by a union. Generally, our employees are retained on an at-will basis. We have entered into employment agreements, however, with certain of our key employees and require all of our senior managers, as well as most of our key employees, to sign confidentiality agreements. Certain of our personnel have non-competition agreements that prohibit them from competing with us for various periods following termination of their employment.

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

     Our interest in the MSV Joint Venture represents a substantial portion of the value of our total assets. The value of our investment in the MSV Joint Venture may never appreciate in value or may decline rapidly in value in the future. With the FCC's issuance of the ATC Order, the MSV Joint Venture has entered a new stage of development which will require significant future funding requirements and/or a need for one or more strategic partners. The MSV Joint Venture's business is subject to a number of significant risks and uncertainties, including (1) rapid technological change, (2) intense competition and (3) extensive government regulation by the FCC in the United States and by Industry Canada in Canada.

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

     Accordingly, ATC operations of the MSV Joint Venture or other MSS providers will not be permitted until such licensee has filed an application with the FCC demonstrating compliance with these requirements. Once the FCC approves such an application, terrestrial operations may commence. While the MSV Joint Venture has filed such application, there can be no assurances that the MSV Joint Venture will receive the requisite approval to implement an ATC system.

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

     As of March 25, 2004, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC and AP/RM Acquisition LLC (collectively, the "Apollo Stockholders") owned 1,745,375 shares of our voting common stock, all of the 8,990,212 shares of our non-voting common stock, all of the 1,171,612 outstanding shares of our preferred stock and all of our outstanding Series 1-A and Series 2-A warrants. Assuming that all currently outstanding shares of our preferred stock are converted and all Series 1-A warrants and Series 2-A warrants are exercised, the Apollo Stockholders would beneficially own approximately 76.0% of our outstanding common stock and 52.1% of our outstanding voting power. Additionally, the Apollo Stockholders' ownership interest in us may increase upon its conversion of additional shares of preferred stock or its exercise of additional Series 1-A warrants received as in-kind dividends on its shares of preferred stock. As long as the Apollo Stockholders own at least 100,000 shares of the preferred stock, we are precluded from taking various corporate actions and entering into various transactions without the Apollo Stockholders' consent. In addition, voting as a separate class, the Apollo Stockholders have the right to elect two of the members of our board of directors and have certain approval rights with respect to additional members of our board of directors in the event that the size of our board of directors is increased. Furthermore, the delisting of our common stock from the Nasdaq National Market resulted in an event of non-compliance under the provisions of our preferred stock. As a result, the Apollo Stockholders have the right to elect the majority of our board of directors. In addition to being entitled to 975,000 votes with respect to the preferred stock, the Apollo Stockholders have agreed that the 474,427 shares of voting common stock acquired in the July 2002 tender offer which would otherwise entitle them to cast more than 29.9% of our voting power will be voted pro-rata with all other votes cast by the holders of voting common stock.

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

   The Apollo Stockholders will be entitled to quarterly cash dividends commencing July 1, 2004.

     In accordance with the terms of our preferred stock, the Apollo Stockholders will be entitled to receive cash dividends commencing on July 1, 2004 with the first such payment being due on September 30, 2004. While we had cash, cash equivalents and short-term investments of $28.7 million as of December 31, 2003, such dividend payment will be approximately $5.6 million per year through the mandatory redemption on June 30, 2012 or such earlier time as the terms of the preferred stock are renegotiated. There can be no assurance that we will be able to meet these quarterly dividend obligations from existing cash, cash equivalents and short-term investments through redemption, to raise additional capital to meet these obligations or to otherwise reach an agreement with the Apollo Stockholders to modify the terms of these obligations.

   Our ability to acquire the assets of Verestar is subject to numerous uncertainties.

     On March 8, 2004, we executed an asset purchase agreement to acquire, through a newly formed subsidiary, substantially all of the assets and business of Verestar pursuant to Section 363 of the Bankruptcy Code for $7.0 million, including cash and the forgiveness of the outstanding senior secured note, and 19.9% of the stock of the newly formed subsidiary. In addition, we will provide an additional $3.0 million in funding to the new subsidiary upon closing of the purchase. The transaction is still subject to a number of contingencies, including an auction on March 30, 2004 at which Verestar will consider higher and better offers and final approval of the bankruptcy court and the FCC. There can be no assurance that we will be the winning bidder, that we will be able to close the transaction or that the business, under our ownership, will ultimately be profitable or otherwise increase in value.

     As of December 31, 2003, the carrying value of our senior secured note from Verestar approximates its fair value based on the value of the collateral supporting the note. Although Verestar filed for bankruptcy protection on December 22, 2003, we entered into a stipulation with Verestar under which the parties agreed to, among other things, the validity and enforcement of the obligation under the note and the Company's security interest in Verestar's assets. The bankruptcy court approved the stipulation on February 9, 2004. If the Creditors' Committee does not object to the order by April 2, 2004, then the note will be deemed a secured claim of Verestar for all purposes of the bankruptcy proceeding. On March 26, 2004, we entered a consent order with the Creditors' Committee pursuant to which the Creditors' Committee stipulated to the allowance of the $2.5 million secured claim on our senior secured note. Pursuant to the same consent order, we stipulated to extend by 75 days, the time in which the Creditors' Committee could object to our claim, but only to the extent the claim exceeded $2.5 million. There can be no assurance that the Creditors' Committee will not make such an objection or that such efforts will not impair our ability to collect any interest or other amounts owed on the note in excess of the $2.5 million.

   Our common stock has been listed on the OTC Bulletin Board for the past year which limits the liquidity and could negatively affect the value of our common stock.

     Since January 30, 2003, following our delisting from the Nasdaq National Market, price quotations have been available on the OTC Bulletin Board. Delisting from the Nasdaq resulted in a reduction in the liquidity of our common stock. This lack of liquidity will likely also make it more difficult for us to raise additional capital, if necessary, through equity financings. In addition, the delisting of our common stock from the Nasdaq National Market resulted in an event of non-compliance under the provisions of our preferred stock. As we have been unable to obtain a waiver of this event of non-compliance, the Apollo Stockholders are entitled to elect a majority of the members of our board of directors.

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

     o risks and uncertainties associated with our agreement to purchase the assets of Verestar pursuant to Section 363 of the Bankruptcy Code;

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

     We are a Delaware corporation. The Delaware General Corporation Law contains provisions that could make it more difficult for a third party to acquire control of our company. In addition, the holders of our preferred stock have certain rights which could prevent or impair the ability of a third party to acquire control of the company.

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

Item 2.  Properties

     Our principal office is located in New York, New York, where we lease approximately 2,300 square feet of space. We routinely evaluate our facilities for adequacy in light of our plans for the future.

Item 3.  Legal Proceedings

     On November 19, 2001, five of our shareholders filed a complaint against us, certain of our subsidiaries and certain of the current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted stock when they sold the company that they owned to us. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, we filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, we filed a motion to dismiss on behalf of our self and our current and former officers and directors. On March 7, 2003, the Court denied the motion to dismiss, and discovery commenced. We expect to file a motion for summary judgment in the second quarter of 2004. We intend to continue to dispute this matter vigorously.

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

     On July 26, 2002, plaintiffs James D. Loeffelbein, Terrie L. Pham and certain related parties filed suit against the lead plaintiff's counsel in the class action lawsuit, us, certain of our current and former officers, our former investor relations firm and a former employee of plaintiff Loeffelbein in the District Court of Johnson County, Kansas, Loeffelbein v. Milberg Weiss Bershad Hynes & Lerach, LLP, et al., 02 CV 04867. The plaintiffs assert claims for fraud, negligence and breach of fiduciary duty against all of us and certain of our current and former officers in connection with allegedly false statements purportedly made to the plaintiffs. The plaintiffs have sought unspecified damages from the defendants. On September 11, 2002, the matter was removed to the United States District Court for the District of Kansas. On October 11, 2002, the plaintiffs sought to have the matter remanded to state court. On May 7, 2003, the Federal District Court denied the plaintiffs request to remand the matter as it related to us, our defendants and an additional defendant. On June 9, 2003, we and our defendants filed a motion to dismiss. On August 4, 2003, the plaintiffs responded. On October 21, 2003, the Federal District Court dismissed the action, holding that it lacked personal jurisdiction over us and our defendants and, accordingly, found it unnecessary to rule upon our other bases for dismissal. On February 26, 2004, the court denied a motion by the plaintiffs to reconsider the dismissal. On March 26, 2004, the plaintiffs filed a notice of appeal. We intend to vigorously oppose this appeal.

     In August 2003, a former California employee of our discontinued services subsidiary, filed a putative class action against Rare Medium, Inc. and the Company, and certain other former subsidiaries that were merged into Rare Medium, Inc., in Los Angeles County Superior Court captioned Joe Robuck, individually and on behalf of all similarly situated individuals v. Rare Medium Group, Inc., Rare Medium L.A., Inc., Rare Medium, Inc., and Rare Medium Dallas, Inc., Los Angeles County Superior Court Case No. BC300310. The plaintiff filed the action as a putative class action and putative representative action asserting that: (i) certain payments were purportedly due and went unpaid for overtime for employees with five job titles; (ii) certain related violations of California's overtime statute were committed when these employees were not paid such allegedly due and unpaid overtime at the time of their termination; and (iii) certain related alleged violations of California's unfair competition statute were committed. Plaintiff seeks to recover for himself and all of the putative class, alleged unpaid overtime, waiting time penalties (which can be up to 30 days' pay for each person not paid all wages due at the time of termination), interest, attorneys' fees, costs and disgorgement of profits garnered as a result of the alleged failure to pay overtime. Plaintiff has served discovery requests and all of the defendants have submitted objections and do not intend to provide substantive responses until the Court determines whether Plaintiff must arbitrate his individual claims. We intend to vigorously dispute this action.

Item 4.  Submission of Matters to a Vote of Security Holders

     Our annual meeting of stockholders for the year ended December 31, 2002 was held on December 4, 2003. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (the "Exchange Act"). All of management's nominees for the election of the board of directors were elected, and there was no solicitation in opposition to management's nominees. In addition, the Company's stockholders also voted on the following proposal with the following results:

     The amendment to the Certificate of Incorporation of the Company to eliminate the classified board structure was ratified as broker non-votes effectively counted as votes against the proposal.

                                                                             Broker
                                  For             Against        Abstain     Non-Votes
                                  ---             -------        -------     ---------
    Preferred Stock             975,000              0                0              0
    Common Stock              5,700,739         42,880           33,036              0

     The amendment to the Certificate of Incorporation of the Company to reduce the number of authorized shares of voting common stock, non-voting common stock and preferred stock was not ratified as broker non-votes effectively counted as votes against the proposal.

                                                                              Broker
                                  For          Against          Abstain      Non-Votes
                                  ---          -------          -------      ---------
    Preferred Stock             975,000              0                0              0
    Common Stock              2,165,303         47,458           32,761      3,531,133

     The appointment of KPMG LLP as the independent auditors of the Company for the year ended December 31, 2003 was ratified.

                                                                              Broker
                                  For          Against          Abstain      Non-Votes
                                  ---          -------          -------      ---------
    Preferred Stock             975,000              0                0              0
    Common Stock              5,725,680         20,827           30,148              0


Item 4A.  Executive Officers of the Registrant


     The following table sets forth information concerning our directors and executive officers as of March 25, 2004:


           Name       Age                         Position
--------------------------------------------------------------------------------
Jeffrey A. Leddy      48           Chief Executive Officer and President
Robert C. Lewis       38    Senior Vice President, General Counsel and Secretary
Erik J. Goldman       43                       Vice President
Keith C. Kammer       42                       Vice President
Craig J. Kaufmann     28                  Controller and Treasurer

-----------------

Jeffrey A. Leddy - Chief Executive Officer and President. Mr. Leddy has been the Company's Chief Executive Officer and President since April 2003, having served as its President and Chief Operating Officer since October 2002 and its Senior Vice President of Operations since June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies, most recently as a Vice President. Mr. Leddy also currently serves as President of Miraxis, LLC, an affiliate of the Company, a position he has held since September 2001.

Robert C. Lewis - Senior Vice President, General Counsel and Secretary. Mr. Lewis has been the Company's Vice President and General Counsel since May 1998 and Secretary of the Company since August 1998. Mr. Lewis was appointed the Company's Senior Vice President on July 26, 2000. Prior to joining the Company, Mr. Lewis was an associate at the law firm of Fried, Frank, Harris, Shriver & Jacobson from October 1992.

Erik J. Goldman - Vice President. Mr. Goldman has been a Vice President of the Company since March 2003. Prior to joining the Company Mr. Goldman consulted to a European Satellite Digital Audio Radio start-up. From 1995 to December 2001, Mr. Goldman worked for Leo One Worldwide, most recently as Vice President of Technology and Business Development. Previously, Mr. Goldman served as Director of Business Development for dbX Corporation, a telecom focused investment and management group. Prior to joining dbX in 1991, Mr. Goldman served as a Member of Technical Staff of Mitre Corporation and as a Senior Communications Design Engineer of Raytheon Corporation.

Keith C. Kammer - Vice President. Mr. Kammer has been a Vice President of the Company since August 2003. From September 2000 to May 2003, Mr. Kammer was the Chief Financial Officer of Alpha Fund Management, and from October 1980 to September 2000, Mr. Kammer worked at United Parcel Service, most recently as a Vice President of Finance.

Craig J. Kaufmann - Controller and Treasurer. Mr. Kaufmann has been the Company's Controller and Treasurer since April 2003, having served as its Director of Financial Reporting since November 2000. Prior to joining the Company, Mr. Kaufmann was the Financial Reporting Manager of Kozmo.com since March 2000 and an associate at PricewaterhouseCoopers from August 1998 to March 2000.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     There is no established public trading market for our voting common stock. On December 23, 2002, our voting common stock was delisted from the Nasdaq National Market. Since that time, shares of our voting common stock have traded in interdealer and over-the-counter transactions and price quotations have been available in the "pink sheets." On January 30, 2003, our voting common stock also became listed on the OTC Bulletin Board. Our voting common stock has traded under the symbol "SKYT" since our name change on September 24, 2003.

     The following table sets forth, for the fiscal quarters indicated, (i) the high and low sales prices per share as reported on the Nasdaq National Market where our stock traded prior to the December 23, 2002 delisting by the Nasdaq; (ii) the high and low sales prices per share as reported by the Pink Sheets LLC at www.pinksheets.com on and after December 23, 2002; and (iii) the high and low sales prices per share as reported on the OTC Bulletin Board on and after January 30, 2003:

                                                                                 High        Low
                                                                                 ----        ---
           Nasdaq
             Year ended December 31, 2002
               First quarter.........................................           $  8.00    $  2.10
               Second quarter........................................              4.00       1.30
               Third quarter.........................................              2.10       0.85
               Fourth quarter (through December 20, 2002)............              1.36       0.64

           Pink Sheets
             Year ended December 31, 2002
               Fourth quarter (December 23 to December 31, 2002).....           $  1.05    $  0.05

             Year ended December 31, 2003
               First quarter (through January 29, 2003)..............           $  1.25    $  0.05

           OTC Bulletin Board
             Year ended December 31, 2003
               First quarter (January 30 to March 31, 2003)..........           $  1.00    $  0.45
               Second quarter........................................              3.41       0.75
               Third quarter.........................................              4.00       1.30
               Fourth quarter .......................................              3.85       1.40


     The above quotations reported by Nasdaq, Pink Sheets LLC and the OTC Bulletin Board reflect interdealer prices, which may not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. On March 25, 2004, the last sale price for our voting common stock as reported by the OTC Bulletin Board was $3.30 per share.

     As of March 25, 2004, we had approximately 863 recordholders of our voting common stock. This number was derived from our stockholder records, and does not include beneficial owners of our voting common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. Holders of our voting common stock are entitled to share ratably in dividends, if and when declared by our board of directors.

     We have not paid a cash dividend on our common stock for the fiscal years ended December 31, 2002 and December 31, 2003, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements and financial condition, and general business conditions. Under the terms of the purchase agreement we entered into with the holders of our preferred stock, for so long as such holders beneficially own not less than 100,000 shares of preferred stock, we are prohibited from declaring or paying, and may not permit any of our subsidiaries to declare or pay, any dividend or make any other distribution in respect of any other shares of our capital stock without the prior written consent of such holders. In addition, future borrowings or issuances of preferred stock may prohibit or restrict our ability to pay or declare dividends.


Item 6. Selected Financial Data

     The following historical selected financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from financial statements that have been audited by our independent accountants. There were no cash dividends paid to holders of our common stock in any of these years. The data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. The format of prior year data has been reclassified to reflect the accounting for discontinued operations.

                                                                          Years Ended December 31,
                                               -------------------------------------------------------------------------------
                                                  2003             2002            2001             2000             1999
                                               ------------    -------------    ------------    --------------    ------------
                                                                      (in thousands except share data)
Consolidated Statements of Operations
   Data:
Revenues                                         $        699    $       --      $      1,906    $      8,284    $      1,569
Cost of revenues                                          913            --             1,337           6,102           1,019
                                                 ------------    ------------    ------------    ------------    ------------
   Gross (loss) profit                                   (214)           --               569           2,182             550
                                                 ------------    ------------    ------------    ------------    ------------
Expenses:
   Selling, general and administrative                  6,690           6,406          21,186          58,760          14,818
   Depreciation and amortization                           43             107           3,028           8,187           1,848
                                                 ------------    ------------    ------------    ------------    ------------
     Total expenses                                     6,733           6,513          24,214          66,947          16,666
                                                 ------------    ------------    ------------    ------------    ------------
Loss from operations                                   (6,947)         (6,513)        (23,645)        (64,765)        (16,116)
Interest income (expense), net                          6,304           5,602           9,189          10,182          (1,479)
Loss on investments in affiliates                        (404)           (385)        (54,633)        (11,102)         (1,469)
Other income (expense), net                               244         (14,716)        (22,239)           (205)            200
Minority interest                                      (1,126)           (998)            (97)           --              --
                                                 ------------    ------------    ------------    ------------    ------------
Loss before taxes and discontinued
   operations                                          (1,929)        (17,010)        (91,425)        (65,890)        (18,864)
Income tax benefit                                       --               350            --              --              --
                                                 ------------    ------------    ------------    ------------    ------------
Loss before discontinued operations                    (1,929)        (16,660)        (91,425)        (65,890)        (18,864)
                                                 ------------    ------------    ------------    ------------    ------------
Discontinued operations:
   Loss from discontinued operations                     --              --          (116,046)        (62,532)        (30,606)
   Gain (Loss) from wind-down of
     discontinued operations                            1,211          12,632          (2,873)           --              --
                                                 ------------    ------------    ------------    ------------    ------------
     Gain (Loss) from discontinued
       operations                                       1,211          12,632        (118,919)        (62,532)        (30,606)
                                                 ------------    ------------    ------------    ------------    ------------
Net loss                                                 (718)         (4,028)       (210,344)       (128,422)        (49,470)
Deemed dividend attributable to
   issuance of convertible preferred
   stock                                                 --              --              --              --           (29,879)
Cumulative dividends and accretion of
   convertible preferred stock to
   liquidation value                                   (9,687)        (10,937)        (11,937)        (22,718)        (13,895)
                                                 ------------    ------------    ------------    ------------    ------------
Net loss attributable to common                  $    (10,405)   $    (14,965)   $   (222,281)   $   (151,140)   $    (93,244)
   stockholders                                  ============    ============    ============    ============    ============
Basic and diluted (loss) earnings per share:
   Continuing operations                         $      (0.76)   $      (2.32)   $     (16.21)   $     (16.57)   $     (17.10)
   Discontinued operation                                0.08            1.06          (18.66)         (11.69)          (8.36)
                                                 ------------    ------------    ------------    ------------    ------------
     Net loss per share                          $      (0.68)   $      (1.26)   $     (34.87)   $     (28.26)   $     (25.46)
                                                 ============    ============    ============    ============    ============
Basic weighted average common shares               15,341,518      11,865,291       6,374,020       5,348,895       3,662,545
   outstanding                                   ============    ============    ============    ============    ============



                                                                        December 31,
                                            ----------------------------------------------------------------------
                                               2003           2002          2001           2000           1999
                                            -----------    -----------    ----------    -----------    -----------
                                                                       (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term
   investments                                 $28,692        $39,492       $16,807       $157,483        $28,540
Investment in XM Satellite Radio                    --             --        91,800             --             --
Notes receivable, net                           65,138         56,823        50,486             --             --
Investments in affiliates                        2,769          2,343         2,600         48,016         26,467
Total assets                                    98,099        100,346       163,716        317,491        160,423
Notes payable, less current portion                 --             --            --             --            997
Total liabilities                                6,066          7,715        24,757         40,761         19,208
Series A convertible preferred
   stock, net                                   80,182         70,495        59,558         47,621         26,224
Minority interest                               12,467         11,334        10,097             --             --
Stockholders' (deficit) equity                    (616)        10,802        69,304        229,109        104,991

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

Overview

     We operate our business through a group of complementary companies in the telecommunications industry, including the MSV Joint Venture, ESP, IQStat (now doing business as Naviguage) and Miraxis. Consistent with this strategy we continue to pursue the acquisition of substantially all the assets and business of Verestar, a global provider of integrated satellite and fiber services to governmental organizations, multi-national corporations, broadcasters and communications companies.

     On August 25, 2003, for nominal consideration, we purchased all of the outstanding common stock of ESP, a product development firm that creates products for and provides consulting and engineering services targeted toward the telecommunications, broadband, satellite communications, and wireless industries. Through the purchase of ESP, we acquired an additional 16% of Navigauge, raising our total stake to 21%, as we initially purchased a 5% interest in Navigauge on April 21, 2003. Navigauge is a privately held media and marketing research firm that collects data on in-car radio usage and driving habits of consumers and markets the aggregate date to radio broadcasters, advertisers and advertising agencies in the United States.

     On August 29, 2003, we signed a securities purchase agreement to acquire, through a newly formed subsidiary, approximately 66.7% (on a fully-diluted basis) of Verestar. Concurrent with the signing of the securities purchase agreement, we purchased a 10% senior secured note with a principal balance of $2.5 million and a due date of August 2007. We terminated the securities purchase agreement on December 22, 2003. Subsequently, Verestar filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

     On March 8, 2004, we executed an asset purchase agreement to acquire, through a newly formed subsidiary, substantially all of the assets and business of Verestar pursuant to Section 363 of the Bankruptcy Code for $7.0 million, including cash and the forgiveness of the outstanding senior secured note, and 19.9% of the stock of the newly formed subsidiary. In addition, we will provide an additional $3.0 million in funding to the new subsidiary upon closing of the purchase. The transaction is still subject to a number of contingencies, including an auction on March 30, 2004 at which Verestar will consider higher and better offers and final approval of the bankruptcy court and the FCC.

     During the 2003, we evaluated a number of other business opportunities and are currently engaged in a number of separate and unrelated preliminary discussions concerning possible joint ventures and other transactions. We are in the early stages of such discussions and have not entered into any definitive agreements with respect to any material transaction, other than what has been described in this Form 10-K. Prior to consummating any transaction, we will have to, among other things, initiate and satisfactorily complete a due diligence investigation, negotiate the financial and other terms (including price) and conditions of such transaction, obtain appropriate board of directors', regulatory and other necessary consents and approvals and secure financing, to the extent deemed necessary.

     As a result of the decision to discontinue the operations of Rare Medium, Inc. and its subsidiary LiveMarket, the results of operations of these businesses have been accounted for as discontinued operations. Accordingly, our discussion in the section entitled "Results of Operations" focuses on our continuing operations and includes our results and those of our MSV Investors Subsidiary, ESP and certain of our Start-up Companies up to their respective dates of dissolution. If the transaction to acquire substantially all of the assets of Verestar closes, we expect to consolidate the operating results of the acquired business after the date of closing.

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

   Consolidation

     We consolidate the operating results and financial position of subsidiaries in which we own a controlling financial interest, which is usually indicated by ownership of a majority voting interest of over fifty percent of the outstanding voting shares. Because we own approximately 80% of the voting interest in our MSV Investors Subsidiary and 70% of the voting interest of ESP, these entities have been included in our consolidated financial statements.

     We account for minority owned subsidiaries in which we own greater than 20% of the outstanding voting shares but less than 50% and possess significant influence over their operations under the equity method, whereby we record our proportionate share of the subsidiary's operating results. Because we own approximately 24% of the voting interest of Navigauge and 40% of the voting interest of Miraxis, our proportionate share of these entities respective operating results have been included in "Loss on Investments in Affiliates" on the accompanying consolidated statements of operations. Although our notes receivable currently convert into approximately 30% of the equity interests of the MSV Joint Venture, so long as our notes have not converted to equity, we will not record our proportionate share of the MSV Joint Venture's operating results.

   Notes Receivable

     We value our notes receivable based on the face amount, net of a valuation reserve for unrealized amounts. We review the net balance of our notes for changes to the reserve, either increases or decreases, whenever events or circumstances indicate that the carrying amount differs from its expected recovery.

     As of December 31, 2003, as a result of the uncertainty with respect to the ultimate collection on the New Motient Note, we maintain a reserve for the entire amount of the note. However, the New Motient Note is issued by a wholly owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture. If we are able to collect on any portion of the New Motient Note, an adjustment to the reserve will be reflected as income in our statements of operations.

     As of December 31, 2003, the carrying value of our convertible notes from the MSV Joint Venture approximates fair value based on recent funding transactions. The MSV Joint Venture plans, subject to the receipt of certain FCC authorizations and Industry Canada approvals and raising adequate capital and/or entering into agreements with one or more strategic partners, to develop, build and operate a next-generation satellite system complemented by ATC. If the FCC authorization for the MSV Joint Venture to operate an ATC is not received, the MSV Joint Venture's business will be limited, and the value of our interest in the MSV Joint Venture may be significantly impaired.

     As of December 31, 2003, the carrying value of our senior secured note from Verestar approximates its fair value based on the value of the collateral supporting the note. Although Verestar filed for bankruptcy protection on December 22, 2003, we entered into a stipulation with Verestar under which the parties agreed to, among other things, the validity and enforcement of the obligation under the note and the Company's security interest in Verestar's assets. The bankruptcy court approved the stipulation on February 9, 2004. If the Creditors' Committee does not object to the order by April 2, 2004, then the note will be deemed a secured claim of Verestar for all purposes of the bankruptcy proceeding. We do not believe the Creditors' Committee has a valid basis to object to the stipulation or the underlying validity of the senior secured note.

   Revenue Recognition

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

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

   Revenues

     Revenues for the year ended December 31, 2003 increased to $0.7 million from nil for the year ended December 31, 2002, an increase of $0.7 million. This increase was due to the acquisition of ESP on August 25, 2003. In future periods, we expect to report an increase in revenues from services performed by ESP, as a full period of ESP's operating results will be included.

   Cost of Revenues

     Cost of revenues includes the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues for the year ended December 31, 2003 increased to $0.9 million from nil for the year ended December 31, 2002, an increase of $0.9 million. This increase was due to the acquisition of ESP on August 25, 2003. In future periods, we expect cost of revenues from services performed by ESP to increase, as a full period of ESP's operating results will be included.

   Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the year ended December 31, 2003 increased to $6.7 million from $6.4 million for the year ended December 31, 2002, an increase of $0.3 million. This increase was primarily related to the $0.5 million of professional fees related to the Verestar transaction which was terminated in December 2003, the $0.4 million of expenses incurred by ESP after the August 25, 2003 acquisition and the approximately $0.4 million charge recognized in the year ended December 31, 2003 relating to the severance and benefits for the Company's former Controller and former Treasurer. These items were partially offset by the $0.3 million charge recognized in the year ended December 31, 2002 related to the settlement of the class action lawsuit and the reduced legal and advisory fees after the settlement of the class action lawsuit and the $0.3 million insurance claim payment related to the costs associated with the class action lawsuit. Furthermore, we recognized $0.1 million of compensation expense and $0.2 million of compensation contra-expense in the years ended December 31, 2003 and 2002, respectively, relating to the re-pricing of certain stock options in 2001 and 2002. As these costs relate to our current operations, including ESP, we expect our selling, general and administrative expense, excluding any non-cash compensation expense arising from fluctuations in the price of our common stock in association with the repricing of certain stock options in 2001 and 2002, to increase in future years as a full year of ESP's operating results will be included.

   Depreciation and Amortization Expense

     Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of the financing costs associated with the issuance of our Series A convertible preferred stock. Depreciation and amortization expense for the year ended December 31, 2003 decreased to approximately $43,000 from $0.1 million for the year ended December 31, 2002, a decrease of approximately $64,000. This decrease is primarily the result of the reduction in property and equipment used in our continuing operations, partially offset by the depreciation of ESP's property and equipment after the August 2003 acquisition. As our capital expenditures remain nominal, we expect depreciation and amortization expense to remain at this level in future periods.

   Interest Income, Net

     Interest income, net for the year ended December 31, 2003 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments and on our notes receivable from the MSV Joint Venture and Verestar.

   Loss on Investment in Affiliates

     For the year ended December 31, 2003, we recorded a loss on investments in affiliates of approximately $0.4 million relating primarily to our proportionate share of Miraxis' and Navigauge's operating loss. For the year ended December 31, 2002, we recorded a loss on investments in affiliates of approximately $0.4 million for our proportionate share of Miraxis' operating loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

   Minority Interest

     For the years ended December 31, 2003 and 2002, we recorded minority interest of approximately $1.1 million and $1.0 million, respectively, relating to the equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who invested approximately $10.2 million in our MSV Investors Subsidiary.

   Gain from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the years ended December 31, 2003 and 2002, we recognized a gain of approximately $1.2 million and $12.6 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

   Net Loss Attributable to Common Stockholders

     For the year ended December 31, 2003, we recorded a net loss attributable to common stockholders of approximately $10.4 million. The loss was due to the $0.7 million net loss and the $9.7 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

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

   Selling, General and Administrative Expense

     Sales, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the year ended December 31, 2002 decreased to $6.4 million from $21.2 million for the year ended December 31, 2001, a decrease of $14.8 million. This decrease was primarily related to the reduced infrastructure needed to manage our continuing operations and the sale of our majority interest in the operations of three Start-up Companies in 2001, partially offset by the legal and advisory costs associated with our negotiations and settlement with the plaintiffs in the class action lawsuit.

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

   Gain (Loss) from Discontinued Operations

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

   Net Loss Attributable to Common Stockholders

     For the year ended December 31, 2002, we recorded a net loss attributable to common stockholders of approximately $15.0 million. The loss was due to the $4.0 million net loss and the $11.0 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

     We had $28.7 million in cash, cash equivalents and short-term investments as of December 31, 2003. Cash used in operating activities from continuing operations was $6.3 million for the year ended December 31, 2003 and resulted primarily from cash used for general corporate overhead including payroll and professional fees. We expect cash used in continuing operations to decrease in future periods as we resolve outstanding litigation. Cash used by discontinued operations was $0.4 million for the year ended December 31, 2003 and resulted from cash used for settlement of vendor liabilities and legal and advisory fees.

     For the year ended December 31, 2003, cash used in investing activities from continuing operations, excluding purchases and sales of short-term investments, was approximately $2.9 million and primarily consisted of $2.5 million used to purchase the senior secured promissory note from Verestar and $0.5 million used to purchase investments in Navigauge and Miraxis. Other than our agreements with ESP and Verestar as described below, we do not have any future funding commitments with respect to any of our investments. However, we expect that the MSV Joint Venture, Miraxis, and Navigauge will require additional funding from time to time, and we may choose to provide additional funding, subject to our liquidity and capital resources at the time.

     For the year ended December 31, 2003, cash used in financing activities was approximately $1.2 million and resulted primarily from the repurchase of shares of common stock in the tender offer as described below.

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

     Pursuant to the MSV Joint Venture Agreement, in the event that the MSV Joint Venture had received final regulatory approval from the FCC, as that phrase is defined in the MSV Joint Venture Agreement, by March 31, 2003 for its ATC applications, the Other MSV Investors would have been obligated to invest an additional $50.0 million in the MSV Joint Venture. As the final regulatory approval from the FCC, as defined in the MSV Joint Venture Agreement, was not received by March 31, 2003, the additional investment was not required. However, the Other MSV Investors retained the option to invest the $50.0 million at the same terms and conditions until June 30, 2003. Prior to its expiration, the option was extended until August 2003. On August 8, 2003, the MSV Joint Venture Agreement was amended and certain of the Other MSV Investors agreed to invest $3.7 million in the MSV Joint Venture and retain the option to invest an additional $17.6 million under certain terms and conditions. This new option will expire on March 31, 2004. We expect that the Other MSV Investors will exercise the option.

     Under the amended MSV Joint Venture Agreement, the convertible notes held by the MSV Investors Subsidiary will automatically convert into equity interests in the MSV Joint Venture upon additional equity investments at a valuation of the MSV Joint Venture equal to or greater than the valuation at the time the MSV Investors Subsidiary purchased the notes. Such additional equity investments must total $41.6 million if they had been made by December 31, 2003 and will need to increase thereafter by an amount equal to the additional interest accrued on the MSV Joint Venture's outstanding debt. Currently, our MSV Investors Subsidiary owns, upon conversion, approximately 30.3% of the equity interests in the MSV Joint Venture. If the Other MSV Investors exercise their option, our MSV Investors Subsidiary would own, upon conversion, approximately 27.4% of the equity interests.

     The fair value of the convertible notes approximates book value based on the equity value of the MSV Joint Venture's recent funding transactions assuming conversion of such note.

   Verestar Transactions

     On August 29, 2003, we signed a securities purchase agreement to acquire, through a newly formed subsidiary, approximately 66.7% (on a fully-diluted basis) of Verestar. Concurrent with the signing of the securities purchase agreement, we purchased a 10% senior secured note with a principal balance of $2.5 million and a due date of August 2007. We terminated the securities purchase agreement on December 22, 2003. Subsequently, Verestar filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In connection with the Verestar bankruptcy, we entered into a stipulation with Verestar under which the parties agreed to, among other things, the validity and enforcement of the obligation under the senior secured note and the Company's security interest in Verestar's assets. The bankruptcy court approved the stipulation on February 9, 2004. If the Creditors' Committee does not object to the order by April 2, 2004, then the note will be deemed a secured claim of Verestar for all purposes of the bankruptcy proceeding. On March 26, 2004, we entered a consent order with the Creditors' Committee pursuant to which the Creditors' Committee stipulated to the allowance of the $2.5 million secured claim on our senior secured note. Pursuant to the same consent order, we stipulated to extend by 75 days, the time in which the Creditors' Committee could object to our claim, but only to the extent the claim exceeded $2.5 million.

     On March 8, 2004, we executed an agreement to acquire, through a newly formed subsidiary, substantially all of the assets and business of Verestar pursuant to Section 363 of the Bankruptcy Code. Under this agreement, the Company will pay $7.0 million, including cash and forgiveness of the outstanding senior secured note, and 19.9% equity interest in the newly formed subsidiary. In addition, we will provide $3.0 million in funding to the new subsidiary upon closing of the purchase. The transaction is still subject to a number of contingencies, including an auction on March 30, 2004 at which Verestar will consider higher and better offers and final approval by the bankruptcy court and the FCC.

     In connection with our termination of the securities purchase agreement on December 22, 2003, we believe that we are entitled to a $3.5 million break up fee and potentially certain other damages from Verestar's parent company. Verestar's parent company has not agreed that all such amounts are due, and we are currently in discussions to resolve the issue. There can be no assurance that we will be successful in collecting all or part of the amount claimed. As such, we did not reflect this contingency in our consolidated financial statements for the year ended December 31, 2003. However, if we are successful in collecting any amount on this claim, a gain would be reflected in our consolidated statements of operations.

   ESP Senior Secured Promissory Notes

     On August 25, 2003, for nominal consideration, we acquired all of the outstanding common stock of ESP, a product development and engineering services firm that creates products for and provides consulting and engineering services to the telecommunications, broadband, satellite communications, and wireless industries. Subsequent to the stock purchase, we agreed to purchase up to $0.8 million of senior secured promissory notes from ESP and up to an additional $0.6 million of senior secured promissory notes if ESP meets certain financial performance metrics. As of December 31, 2003, we purchased approximately $0.8 million in principal of these senior secured notes.

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

   Issuance of Common Stock

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

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements. All subsidiaries in which we have a controlling financial interest are included in the consolidated financial statements, and we do not have any relationships with any special purpose entities.

     We have guaranteed a lease obligation relating to the business of Rare Medium, Inc. The total maximum potential liability of this guarantee is approximately $3.4 million, subject to certain defenses. Rare Medium, Inc. holds $0.3 million of cash in a certificate of deposit which is maintained as collateral for a letter of credit supporting the lease obligation. Included in accrued expenses on the accompanying consolidated balance sheet is approximately $1.0 million relating to this obligation.

Contractual Obligations

     As of December 31, 2003, we and our consolidated subsidiaries were contractually obligated to make the following payments to unrelated parties (in thousands):

                                                                        Payments Due By Period
                                                     --------------------------------------------------------------
                                        Total         Less Than         1 to 3          3 to 5          More Than
                                                        1 Year           Years           Years           5 Years
                                     ------------    -------------    ------------    ------------     ------------
Operating leases - continuing               $199             $199              $-              $-               $-
   operations
Operating leases - discontinued
   operations                              2,388            1,343           1,045               -                -
                                     ------------    -------------    ------------    ------------     ------------
Total                                     $2,587           $1,542          $1,045              $-               $-
                                     ============    =============    ============    ============     ============

Delisting from the Nasdaq National Market

     As a result of the delisting by the Nasdaq on December 20, 2002, the shares of our common stock have traded in interdealer and over-the-counter transactions and price quotations have been available in the "pink sheets." Since January 30, 2003, price quotations also have been available on the OTC Bulletin Board. Delisting from the Nasdaq National Market resulted in a reduction in the liquidity of our common stock. This lack of liquidity will likely also make it more difficult for us to raise additional capital, if necessary, through equity financings. In addition, the delisting of our common stock from the Nasdaq National Market resulted in an event of non-compliance under the provisions of our preferred stock. As we have been unable to obtain a waiver of this event of non-compliance, the Apollo Stockholders are entitled to elect a majority of the members of our board of directors.

Supplementary Unaudited Quarterly Financial Information

                                          2002                                               2003
                     -----------------------------------------------    ------------------------------------------------
                        Q1          Q2           Q3           Q4          Q1          Q2            Q3           Q4
                     ---------   ----------   ---------    ---------    --------    --------     ---------    ----------
                                                    (in thousand, except per share data)
Revenue                   $--          $--         $--          $--         $--         $--          $196          $503
Gross profit (loss)        --           --          --           --          --          --           (23)         (191)
Net (loss) income      (1,196)      11,477     (14,705)         396        (269)       (189)           59          (319)
Net (loss) income
  attributable to
  common
  stockholders         (4,269)       8,366     (17,075)      (1,987)     (2,668)     (2,603)       (2,370)       (2,764)
Basic and diluted
  (loss) income
  per share             (0.07)        0.81       (1.15)       (0.13)      (0.17)      (0.17)        (0.16)        (0.18)

Recently Issued Accounting Standards

           In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on our financial position or results of operations.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 provides clarification on the consolidation of certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have certain characteristics of a controlling financial interest ("variable interest entities" or "VIEs"). FIN No. 46, as amended by FIN No. 46(R), requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE and is effective immediately for VIEs created after January 31, 2003 and in the first fiscal year or interim period beginning after December 15, 2003 for any VIEs created prior to January 31, 2003. With respect to VIEs created after January 31, 2003, the adoption of FIN No. 46 did not have a material impact on our financial position or results of operations. With respect to VIEs created prior to January 31, 2003, we do not expect the adoption of FIN No. 46 to have a material impact on our financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     As of December 31, 2003, we had $28.7 million of cash, cash equivalents and short-term cash investments. These cash, cash equivalents and short-term cash investments are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary financial data required by this Item 8 are set forth in Item 15 of this report. All information which has been omitted is either inapplicable or not required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

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


                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     See Item 4A of this Form 10-K for information with respect to the Company's executive officers. The remaining information required by this item is incorporated herein by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

     The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders.


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following is a list of certain documents filed as a part of this report:

         (1) Financial Statements of the Registrant.

                   (i)  Report of Independent Auditors.

                  (ii) Consolidated Balance Sheets as of December 31, 2003 and 2002.

                 (iii) Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

                  (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

                   (v) Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001.

                   (vi) Notes to Consolidated Financial Statements.

                  (vii) Schedule II - Valuation and Qualifying Accounts.

     All other schedules specified in Item 8 or Item 15(d) of Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

(b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarterly period ending December 31, 2003:

         On December 23, 2003, the Company filed a report on Form 8-K announcing the termination of the definitive purchase agreement to acquire equity of Verestar, Inc.

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

  2.2      --   Stock Purchase Agreement, dated as of August 18, 2003, between
                Rare Medium Group, Inc. and Arris International, Inc. was filed as Exhibit 2.1 to the Company's Current Report on Form
                8-K filed September 3, 2003 and is hereby incorporated herein by reference.

  2.3      --   Securities Purchase Agreement, dated as of August 29, 2003, by and among the Company, American Tower Corporation, Verestar
                Manager, LLC, and Verestar, Inc., was filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed September 3,
                2003 and is hereby incorporated by reference.

  3.1.1    --   Restated Certificate of Incorporation of the Company.

  3.1.2    --   Certificate of Amendment, dated July 17, 2002, to the Restated
                Certificate of Incorporation of the Company.

  3.1.3    --   Certificate of Ownership and Merger, dated September 23, 2003, merging SkyTerra Communications, Inc. into Rare Medium Group,
                Inc.

  3.2      --   Amended and Restated By-Laws of the Company, was filed as
                Exhibit 3.2 to the Company's Form 10-K for the year ended
                December 31, 1999, and is hereby incorporated herein by reference.

  10.1     --   Employment Agreement between the Company and Glenn S. Meyers, dated April 14, 1998, which was filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1998, and is hereby incorporated herein by reference.

  10.2     --   The Company's Incentive Stock Option Plan, as amended, which was filed as Exhibit 4(g) to the Company's Registration
                Statement on Form S-8, No. 33-85636, filed on October 26,
                1994, and is hereby incorporated herein by reference.

  10.3     --   The Company's Nonqualified Stock Option Plan as amended and restated, which was filed as Exhibit C to the Company's
                Definitive Proxy Statement dated November 18, 1994, for
                Stockholders Meeting held December 15, 1994, and is hereby incorporated herein by reference.

  10.4     --   The Company's Equity Plan for Directors is hereby
                incorporated herein by reference from ICC's Definitive Proxy
                Statement dated November 18, 1994, for Stockholders Meeting held December 15, 1994.

  10.5     --   The Company's 1998 Long-Term Incentive Plan was filed as
                Appendix I to the Company's Definitive Proxy Statement dated
                February 17, 1999, for the Stockholders Meeting held March 16,
                1998, and is hereby incorporated herein by reference.

  10.6     --   The Company's Amended and Restated Equity Plan for Directors,
                which was filed as Exhibit 10.22 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated herein by reference.

  10.7     --   Amended and Restated Securities Purchase Agreement, dated as of June 4, 1999, among the Company, Apollo Investment Fund IV,
                L.P., Apollo Overseas Partners IV, L.P. and AIF/RRRR LLC, which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

  10.8     --   Form of Series 1-A Warrant of the Company, which was filed as
                Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

  10.9     --   Form of Series 2-A Warrant of the Company, which was filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

  10.10    --   Pledge, Escrow and Disbursement Agreement, dated as of June 4,
                1999, among the Company, Apollo Investment Fund IV, L.P., and The Chase Manhattan Bank, which was filed as Exhibit
                10.2 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

  10.11    --   Form of Stock Option Agreement, dated April 15, 1998, by and between the Company and Glenn S. Meyers, which was filed as Exhibit 4(e) to the Company's Form S-8 filed on April
                23, 1999, and is hereby incorporated herein by reference.

  10.12    --   The Company's Amended and Restated 1998 Long-Term Incentive
                Plan, which was filed as Exhibit 4(d) to the Company's Form
                S-8 filed on November 3, 2000, and is hereby incorporated herein by reference.

  10.13    --   Amended and Restated Investment Agreement, dated as of October
                12, 2001, by and among Motient Corporation, Mobile Satellite
                Ventures LLC, TMI Communications and Company, Limited
                Partnership, MSV Investors, LLC and the other investors named therein, which was filed as Exhibit 99.1 to the Company's
                Current Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

  10.14    --   Form of Stockholders' Agreement of Mobile Satellite Ventures
                GP Inc., which was filed as Exhibit 99.2 to the Company's
                Current Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

  10.15    --   Form of Limited Partnership Agreement of Mobile Satellite
                Ventures LP, which was filed as Exhibit 99.3 to the Company's
                Current Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

  10.16    --   Form of Convertible Note of Mobile Satellite Ventures LP in
                the principal amount of $50 million, issued to MSV Investors, LLC, which was filed as Exhibit 99.4 to the Company's Current
                Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

  10.17    --   Amendment to Employment Agreement, dated as of February 15,
                2001, between the Company and Craig C. Chesser, which was filed as exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 2001 and is hereby incorporated by reference.

  10.18    --   Amendment to Employment Agreement, dated as of February 15,
                2001, between the Company and Michael A. Hultberg, which was filed as exhibit 10.2 to the Company's Form 10-Q for the period ended March 31, 2001 and is hereby incorporated by reference.

  10.19    --   Amendment to Employment Agreement, dated as of February 15,
                2001, between the Company and Robert C. Lewis, which was filed as exhibit 10.3 to the Company's Form 10-Q for the period ended March 31, 2001 and is hereby incorporated by reference.

  10.20    --   Investment Agreement, dated as of April 2, 2002, between the
                Company and the Apollo Stockholders, which was filed as
                Exhibit 99.2 to the Company's Current Report filed on Form
                8-K, filed on April 4, 2002, and is hereby incorporated by reference.

  10.21    --   Stipulation of Settlement in the matter In Re Rare Medium
                Group, Inc. Shareholders Litigation, Consolidated C.A. No.
                18879 NC, which was filed as Exhibit 99.3 to the Company's
                Current Report on Form 8-K, filed on April 4, 2002, and is hereby incorporated by reference.

  10.22    --   Senior Indebtedness Note in the amount of $19.0 million, dated
                May 1, 2002, issued by MVH Holdings, Inc. to the Company which was filed as Exhibit 10.3 to the Company's Form 10-Q for the period ended June 30, 2002 and is hereby incorporated by reference.

  10.23    --   Employment Agreement, dated May 23, 2002, between the Company and Jeffrey A. Leddy which was filed as Exhibit 10.4 to the Company's Form 10-Q for the period ended June 30, 2002 and is hereby incorporated by reference.

  10.24    --   Stock Option Agreement, dated October 17, 2002, between the
                Company and Glenn S. Meyers which was filed as Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 2002 and is hereby incorporated herein by reference.

  10.25    --   Note Purchase and Revolving Credit Agreement, dated August 29,
                2003, between the Company and Verestar, Inc. which was filed as Exhibit 10.1 to the Company's Current Report filed on Form
                8-K, filed on September 3, 2003, and is hereby incorporated by reference.

  10.26    --   Amended and Restated Employment Agreement, effective as of
                January 1, 2004, between the Company and Jeffrey A. Leddy.

  21       --   Subsidiaries of the Company are Electronic System Products,
                Inc., an Illinois corporation; Rare Medium, Inc., a New York corporation; Notus Communications, Inc., a Georgia corporation; and MSV Investors Holdings, Inc., a Delaware corporation.

  23.1     --   Consent of KPMG LLP, Independent Auditors.

  23.2     --   Independent Auditors' Report on Schedule.

  31.1     --   Certification of Jeffrey A. Leddy, Chief Executive Officer
                and President of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2     --   Certification of Craig J. Kaufmann, Controller and Treasurer
                of the Company, required by Rule 13a-14(a) of the Securities
                Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1     --   Certification of Jeffrey A. Leddy, Chief Executive Officer and
                President of the Company, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2     --   Certification of Craig J. Kaufmann, Controller and Treasurer
                of the Company, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of SkyTerra Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of SkyTerra Communications, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyTerra Communications, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

New York, New York
March 29, 2004


                         SKYTERRA COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                 December 31,
                                                                                        -------------------------------
                                                                                            2003              2002
                                                                                        --------------    -------------
                                        Assets
Current assets:
   Cash and cash equivalents                                                               $   9,897         $  37,484
   Short-term investments                                                                     18,795             2,008
                                                                                           ---------         ---------
     Total cash, cash equivalents and short-term investments                                  28,692            39,492
   Accounts receivable, net of allowance for bad debt of $44 and nil, respectively               237              --
   Note receivable from Verestar, Inc.                                                         2,500              --
   Prepaid expenses and other current assets                                                   1,048             1,412
                                                                                           ---------         ---------
     Total current assets                                                                     32,477            40,904

Property and equipment, net                                                                       57                24
Notes receivable from the Mobile Satellite Venture, L.P., including interest
   receivable of $11,520 and $5,705, respectively                                             62,638            56,823
Notes receivable from Motient Corporation, net of reserve of $22,016 and $20,160,
   respectively                                                                                 --                --
Investments in affiliates                                                                      2,769             2,343
Other assets                                                                                     158               252
                                                                                           ---------         ---------
       Total assets                                                                        $  98,099         $ 100,346
                                                                                           =========         =========

                     Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
   Accounts payable                                                                        $   1,958         $   2,105
   Accrued liabilities                                                                         3,950             5,610
   Deferred revenue                                                                              158              --
                                                                                           ---------         ---------
     Total current liabilities                                                                 6,066             7,715
                                                                                           ---------         ---------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized
  discount of $36,979 and $41,373, respectively                                               80,182            70,495
                                                                                           ---------         ---------
Minority interest                                                                             12,467            11,334
                                                                                           ---------         ---------
Stockholders' (deficit) equity:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     1,171,612 shares as Series A Convertible Preferred Stock at December 31,
     2003 and 1,118,684 shares at December 31, 2002                                               --                --
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and outstanding 6,075,727 shares at December 31, 2003 and 6,682,615 shares at
     December 31, 2002                                                                            61                67
   Non-voting common stock, $.01 par value.  Authorized 100,000,000 shares; issued
     and outstanding 8,990,212 shares at December 31, 2003 and 2002                               90                90
   Additional paid-in capital                                                                546,243           547,250
   Accumulated deficit                                                                      (546,839)         (536,434)
   Treasury stock, at cost, 6,622 shares                                                        (171)             (171)
                                                                                           ---------         ---------
       Total stockholders' (deficit) equity                                                     (616)           10,802
                                                                                           ---------         ---------
       Total liabilities and stockholders' (deficit) equity                                $  98,099         $ 100,346
                                                                                           =========         =========


         See accompanying notes to consolidated financial statements.



                         SKYTERRA COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)

                                                                             Years Ended December 31,
                                                                 -------------------------------------------------
                                                                     2003              2002             2001
                                                                 --------------    -------------    --------------
Revenues                                                          $        699      $       --       $      1,906
Cost of revenues                                                           913              --              1,337
                                                                  ------------      ------------     ------------
   Gross (loss) profit                                                    (214)             --                569
Expenses:
   Selling, general and administrative                                   6,690             6,406           21,186
   Depreciation and amortization                                            43               107            3,028
                                                                  ------------      ------------     ------------
     Total expenses                                                      6,733             6,513           24,214
                                                                  ------------      ------------     ------------
Loss from operations                                                    (6,947)           (6,513)         (23,645)
Interest income, net                                                     6,304             5,602            9,189
Loss on investments in affiliates                                         (404)             (385)         (54,633)
Other income (expense), net                                                244           (14,716)         (22,239)
Minority interest                                                       (1,126)             (998)             (97)
                                                                  ------------      ------------     ------------
Loss before taxes and discontinued operations                           (1,929)          (17,010)         (91,425)
Income tax benefit                                                        --                 350             --
                                                                  ------------      ------------     ------------
Loss before discontinued operations                                     (1,929)          (16,660)         (91,425)
Discontinued operations:
   Loss from discontinued operations                                      --                --           (116,046)
  Gain (Loss) from wind-down of discontinued operations                  1,211            12,632           (2,873)
                                                                  ------------      ------------     ------------
     Gain (Loss) from discontinued operations                            1,211            12,632         (118,919)
                                                                  ------------      ------------     ------------
Net loss                                                                  (718)           (4,028)        (210,344)
   Cumulative dividends and accretion of convertible preferred
     stock to liquidation value                                         (9,687)          (10,937)         (11,937)
                                                                  ------------      ------------     ------------
Net loss attributable to common stockholders                      $    (10,405)     $    (14,965)    $   (222,281)
                                                                  ============      ============     ============
Basic and diluted (loss) earnings per share:
  Continuing operations                                           $      (0.76)     $      (2.32)    $     (16.21)
  Discontinued operations                                                 0.08              1.06           (18.66)
                                                                  ------------      ------------     ------------
     Net loss per share                                           $      (0.68)     $      (1.26)    $     (34.87)
                                                                  ============      ============     ============
Basic weighted average common shares outstanding                    15,341,518        11,865,291        6,374,020
                                                                  ============      ============     ============


         See accompanying notes to consolidated financial statements.




                         SKYTERRA COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                            Years ended December 31,
                                                                                  ---------------------------------------------
                                                                                     2003            2002             2001
                                                                                  ------------    ------------     ------------
Cash flows from operating activities:
   Net loss                                                                       $    (718)      $  (4,028)      $(210,344)
   Adjustments to reconcile net loss to net cash used in operating activities:
     (Gain) Loss from discontinued operations                                        (1,211)        (12,632)        118,919
     Depreciation and amortization                                                       43             107           3,028
     Loss on investments in affiliates                                                  404             385          54,633
     Loss on XM Satellite Radio common stock                                           --            14,864            --
     Loss on disposal of fixed assets                                                  --              --               689
     Common stock and stock options issued for services rendered                       --              --             1,208
     Net loss on notes receivable from Motient Corporation                             --              --            21,613
     Non-cash compensation charges (benefit)                                            107            (228)            233
     Non-cash charge for issuance of warrant by consolidated subsidiary                  27              56            --
     Changes in assets and liabilities, net of acquisitions and sale of businesses:
       Accounts receivable, net                                                         219            --              --
       Prepaid expenses, interest receivable and other assets                        (4,339)         (5,158)         (2,521)
       Accounts payable and accrued liabilities                                        (838)         (1,324)         (3,487)
       Deferred revenue                                                                 (15)           --               665
                                                                                  ---------       ---------       ---------
           Net cash used in continuing operations                                    (6,321)         (7,958)        (15,364)
           Net cash used in discontinued operations                                    (427)         (1,940)        (29,496)
                                                                                  ---------       ---------       ---------
           Net cash used in operating activities                                     (6,748)         (9,898)        (44,860)
                                                                                  ---------       ---------       ---------
Cash flows from investing activities:
   Cash paid for investments in affiliates                                             (482)           (493)         (6,199)
   Cash received from investments in affiliates                                           1             365           3,799
   Cash received from sale of XM Satellite Radio common stock                          --            16,630            --
   Purchases of property and equipment, net                                              (7)           --               (95)
   Purchases of notes receivable                                                     (2,500)         (1,118)       (100,000)
   Cash acquired from acquisitions, net of purchase price and acquisition costs         125            --              --
   Purchases of short-term investments                                              (22,137)         (6,163)        (79,813)
   Sales of short-term investments                                                    5,350          13,452         111,845
                                                                                  ---------       ---------       ---------
           Net cash (used in) provided by continuing operations                     (19,650)         22,673         (70,463)
           Net cash provided by (used in) discontinued operations                      --               500            (656)
                                                                                  ---------       ---------       ---------
           Net cash (used in) provided by investing activities                      (19,650)         23,173         (71,119)
                                                                                  ---------       ---------       ---------
Cash flows from financing activities:
   Proceeds from contributions to a consolidated subsidiary                              48             177          10,000
   Proceeds from issuance of common stock, net of costs                                --            16,968            --
   Proceeds from issuance of common stock in connection with the exercise of
     warrants and options                                                                 6               3              22
   Cash paid in connection with tender offer                                         (1,243)           --              --
                                                                                  ---------       ---------       ---------
           Net cash (used in) provided by financing activities                       (1,189)         17,148          10,022
                                                                                  ---------       ---------       ---------
Net (decrease) increase in cash and cash equivalents                                (27,587)         30,423        (105,957)
Cash and cash equivalents, beginning of period                                       37,484           7,061         113,018
                                                                                  ---------       ---------       ---------
Cash and cash equivalents, end of period                                          $   9,897       $  37,484       $   7,061
                                                                                  =========       =========       =========


         See accompanying notes to consolidated financial statements.

                         SKYTERRA COMMUNICATIONS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands, except share data)


                                                                        Voting Common     Non-Voting
                                                                            Stock        Common Stock    Additional
                                                              Preferred   ($.01 par       ($.01 par       Paid-In
                                                               Stock        value)          value)        Capital
                                                               -----        ------          ------        -------
Balance, January 1, 2001                                      $  --      $     637        $   --         $ 528,958
  Comprehensive loss:
   Net loss                                                      --           --              --              --
   Other comprehensive loss:
    Net unrealized loss arising during period                    --           --              --              --
    Net foreign exchange loss arising during period              --           --              --              --
     Total comprehensive loss
  Retirement of 4,394 shares of common stock in
   connection with acquired businesses                           --             (1)           --              (528)
  Issuance of 41,998 shares of common stock and
   8,000 stock options in connection with acquired
   business                                                      --              4            --                61
  Issuance of 2,166 shares of common stock through
   exercise of stock options and warrants                        --           --              --                36
  Issuance of 125,000 shares of common stock and
   4,700 stock options for services rendered                     --             13            --             1,195
  Non-cash compensation charge for option repricing              --           --              --               233
  Deemed dividends and accretion of preferred stock              --           --              --              --
                                                                ---      ---------       ---------       ---------
Balance, December 31, 2001                                       --            653            --           529,955
  Comprehensive loss:
   Net loss                                                      --           --              --              --
   Other comprehensive loss:
    Net unrealized loss arising during period                    --           --              --              --
    Net foreign exchange loss arising during period              --           --              --              --

     Total comprehensive loss
  Issuance of 147,893 shares of voting common stock
   and 8,990,212 shares of non-voting common stock
   in rights offering                                            --             15             899          16,054
  One for ten reverse stock split (including 154
   shares of common stock purchased for cash in
   lieu of fractional shares)                                    --           (601)           (809)          1,410
  Retirement of 286 shares of common stock in
   connection with acquired business                             --           --              --              --
  Issuance of 2,666 shares of common stock through
   exercise of stock options                                     --           --              --                 3
  Non-cash compensation benefit for option repricing             --           --              --              (228)
  Non-cash charge for issuance of warrant by
   consolidated subsidiary                                       --           --              --                56
  Deemed dividends and accretion of preferred stock              --           --              --              --
                                                                ---      ---------       ---------       ---------
Balance, December 31, 2002                                       --             67              90         547,250
  Comprehensive loss:
   Net loss                                                      --           --              --              --
     Total comprehensive loss
  Issuance of 357,143 shares of common stock in
   connection with the settlement of the class
   action lawsuit                                                --              4            --                85
  Issuance of 4,367 shares of common stock through
   exercise of stock options                                     --           --              --                 6
  Retirement of 968,398 shares of common stock in
   connection with the tender offer                              --            (10)           --            (1,233)
  Non-cash compensation charge for option repricing              --           --              --               107
  Non-cash charge for issuance of warrant by
   consolidated subsidiary                                       --           --              --                28
  Deemed dividends and accretion of preferred stock              --           --              --              --
                                                                ---      ---------       ---------       ---------
Balance, December 31, 2003                                      $--      $      61       $      90       $ 546,243
                                                                ===      =========       =========       =========

(TABLE CONTINUED)

                                                          Accumulated                                Total
                                                             Other                   Treasury    Stockholders'
                                                         Comprehensive  Accumulated    Stock        Equity
                                                            Income        Deficit     at Cost      (Deficit)
                                                            ------        -------     -------      ---------
    Balance, January 1, 2001                               $(1,127)     $(299,188)     $(171)       $229,109
      Comprehensive loss:
       Net loss                                                  --      (210,344)         --       (210,344)
       Other comprehensive loss:
        Net unrealized loss arising during period           61,240             --          --         61,240
        Net foreign exchange loss arising during period        223             --          --            223
                                                                                                         ---
         Total comprehensive loss                                                                   (148,881)
      Retirement of 4,394 shares of common stock in
       connection with acquired businesses                       --            --          --           (529)
      Issuance of 41,998 shares of common stock and
       8,000 stock options in connection with acquired
       business                                                  --            --          --             65
      Issuance of 2,166 shares of common stock through
       exercise of stock options and warrants                    --            --          --             36
      Issuance of 125,000 shares of common stock and
       4,700 stock options for services rendered                 --            --          --          1,208
      Non-cash compensation charge for option repricing          --            --          --            233
      Deemed dividends and accretion of preferred stock          --       (11,937)         --        (11,937)
                                                                 --      --------          --        --------
    Balance, December 31, 2001                               60,336      (521,469)      (171)         69,304
      Comprehensive loss:
       Net loss                                                  --        (4,028)         --         (4,028)
       Other comprehensive loss:
        Net unrealized loss arising during period           (60,306)           --          --        (60,306)
        Net foreign exchange loss arising during period         (30)           --          --            (30)
                                                                                                         ----
         Total comprehensive loss                                                                    (64,364)
      Issuance of 147,893 shares of voting common stock
       and 8,990,212 shares of non-voting common stock
       in rights offering                                        --            --          --         16,968
      One for ten reverse stock split (including 154
       shares of common stock purchased for cash in
       lieu of fractional shares)                                --            --          --              --
      Retirement of 286 shares of common stock in
       connection with acquired business                         --            --          --              --
      Issuance of 2,666 shares of common stock through
       exercise of stock options                                 --            --          --              3
      Non-cash compensation benefit for option repricing         --            --          --           (228)
      Non-cash charge for issuance of warrant by
       consolidated subsidiary                                   --            --          --             56
      Deemed dividends and accretion of preferred stock          --       (10,937)         --        (10,937)
                                                                 --      --------          --        --------
    Balance, December 31, 2002                                   --      (536,434)      (171)         10,802
      Comprehensive loss:
       Net loss                                                  --          (718)         --           (718)
                                                                                                       -----
         Total comprehensive loss                                                                       (718)
      Issuance of 357,143 shares of common stock in
       connection with the settlement of the class
       action lawsuit                                            --            --          --             89
      Issuance of 4,367 shares of common stock through
       exercise of stock options                                 --            --          --              6
      Retirement of 968,398 shares of common stock in
       connection with the tender offer                          --            --          --         (1,243)
      Non-cash compensation charge for option repricing          --            --          --            107
      Non-cash charge for issuance of warrant by
       consolidated subsidiary                                   --            --          --             28
      Deemed dividends and accretion of preferred stock          --        (9,687)         --         (9,687)
                                                                 --       -------          --        -------
    Balance, December 31, 2003                                  $--     $(546,839)     $(171)          $(616)
                                                                ===     ==========     ======        =======


         See accompanying notes to consolidated financial statements.

                         SKYTERRA COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

     (a) Description of Business and Basis of Presentation

     SkyTerra Communications, Inc. (the "Company"), formerly known as Rare Medium Group, Inc., operates its business through a group of complementary companies in the telecommunications industry, including Mobile Satellite Venture, L.P. joint venture ("MSV Joint Venture"), Electronic System Products, Inc. ("ESP"), IQStat, Inc. (now doing business as Navigauge, Inc., "Naviguage") and Miraxis, LLC ("Miraxis"). Consistent with this strategy, the Company continues to pursue the acquisition of substantially all of the assets and business of Verestar, Inc. ("Verestar"), a global provider of integrated satellite and fiber services to government organizations, multi-national corporations, broadcasters and communications companies.

     Through its 80% owned MSV Investors, LLC subsidiary ("MSV Investors Subsidiary"), the Company is an active participant in the MSV Joint Venture, a joint venture that also includes TMI Communications, Inc., Motient Corporation ("Motient"), and certain other investors (collectively, the "Other MSV Investors"). The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. The Company has designated three members of the 11-member board of directors of the MSV Joint Venture's corporate general partner.

     On February 10, 2003, the Federal Communications Commission (the "FCC") released an order relating to an application submitted by the MSV Joint Venture and certain of its competitors that could greatly expand the scope of the MSV Joint Venture's business by permitting the incorporation of ancillary terrestrial base stations (which we refer to as an "ancillary terrestrial component" or "ATC") into its mobile satellite network. A similar application is pending before Industry Canada, the FCC's counterpart in Canada. The MSV Joint Venture cannot expand its mobile satellite services business using ATC base stations into Canada until this application pending before Industry Canada is approved. With the FCC's issuance of the ATC order, the MSV Joint Venture has entered a new stage of development which requires significant future funding requirements and/or a need for one or more strategic partners.

     On August 25, 2003, the Company purchased all of the outstanding common stock of ESP, a product development and engineering services firm that creates products for and provides consulting and engineering services to the telecommunications, broadband, satellite communications, and wireless industries. Through the purchase of ESP, the Company acquired an additional 16% of Navigauge, raising the Company's total stake to 21%. Navigauge is a privately held media and marketing research firm that collects data on in-car radio usage and driving habits of consumers and sells the aggregate date to radio broadcasters, advertisers and advertising agencies in the United States.

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

     (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2003 and 2002, Rare Medium, Inc. has cash equivalents in the amount of $0.3 million supporting letters of credit issued for certain real estate leases (see Note 16).

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

     The Company classified its investment in XM Satellite Radio common stock as an available-for-sale, marketable security and reported such investment at fair value with net unrealized gains and losses recorded in stockholders' equity. Gains and losses are recognized in the statements of operations when realized. During 2002, the Company sold its shares of XM Satellite Radio for $16.6 million and recognized a loss on the sale of $14.9 million.

     (d) Property and Equipment

     The Company uses the straight-line method of depreciation. The estimated useful lives of property and equipment are as follows:
                                                               Years
     Computer equipment and software......................    3 to 5
     Furniture and fixtures...............................    5 to 7
     Machinery and equipment..............................    2 to 5

     Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter.

     (e) Goodwill and Intangibles

     In accordance with Accounting Principles Board ("APB") Opinion No. 17 (which was subsequently superceded by Statement of Financial Accounting Standards ("SFAS") No. 142), goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected period to be benefited, which was typically three years. Accumulated amortization amounted to nil at December 31, 2003 and 2002. In connection with discontinuation of the operations of Rare Medium, Inc. and LiveMarket (see Note 12), and with the sale or shutdown of all the Start-up Companies (see Note 3(e)), all remaining goodwill balances were written off in 2001. As such, for the year ended December 31, 2001, included in "Loss from Discontinued Operations" and "Loss on Investments in Affiliates" is $19.0 million and $4.9 million, respectively, related to the impairment of goodwill.

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

     (f) Revenue Recognition

     Revenues from contracts for consulting and engineering services are recognized using the percentage-of-completion method for fixed price contracts and as time is incurred for time and materials contracts, provided the collection of the resulting receivable is reasonably assured. Unbilled receivables, representing time and costs incurred on projects in process in excess of amounts billed, are recorded as work in process in the accompanying balance sheets. Deferred revenue represents amounts billed in excess of costs incurred and are recorded as liabilities. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.

     Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues. A handling and finance charge is added to materials and equipment purchased for certain product development engagements. The costs of these reimbursements are included in cost of revenues.

     For the year ended December 31, 2001, advertising revenues derived from the delivery of advertising impressions were recognized in the period the impressions are delivered, provided the collection of the resulting receivable was reasonably assured. Advertising revenues publications were recognized at the time the related publications were sent to the subscriber or were available at newsstands. Subscription revenue was deferred and recognized as income over the subscription period. Revenues related to newsstand magazine sales were recognized at the time that the publications were available at the newsstands, net of estimated returns.

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

     APB Opinion No. 25 does not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally results in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of the Company's common stock and vesting schedules of underlying awards. For the year ended December 31 2001, the Company recognized compensation expense of $0.2 million relating to the re-pricing of stock options. For the year ended December 31, 2002, the Company recognized compensation contra-expense of $0.2 million resulting from the decrease in the price of the Company's common stock. For the year ended December 31, 2003, the Company recognized compensation expense of $0.1 million resulting from the increase in the price of the Company's common stock.

     The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards:

                                                                      2003              2002             2001
                                                                  --------------    -------------    --------------
Net loss, as reported:                                                   $(718)         $(4,028)        $(210,344)
Add (Deduct):  Stock-based compensation expense
   (contra-expense), as reported                                           107             (228)              233
(Deduct) Add:  Total stock-based compensation (expense)
   contra-expense determined under fair value based method for
   all awards                                                             (415)            (576)           22,485
                                                                  --------------    -------------    --------------
Pro forma net loss                                                     $(1,026)         $(4,832)        $(187,626)
                                                                  ==============    =============    ==============
Basic and diluted net loss attributable to common stockholders per share:
   As reported                                                          $(0.68)          $(1.26)          $(34.87)
   Pro forma                                                            $(0.70)          $(1.33)          $(31.31)

     The per share weighted average fair value of stock options granted during 2003, 2002 and 2001 was $1.02, $0.62 and $0.81, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate ranging from 1.1% to 4.0% in 2003, 1.6% to 5.4% in 2002 and 2.5% to 5.3% in 2001, (2) an expected life of three years in 2003, 2002 and 2001, (3) volatility of approximately 175% in 2003, 164% in 2002 and 162% in 2001, and (4) an annual dividend yield of 0% for all years.

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

     For the purposes of computing EPS from continuing operations, the Company had potentially dilutive common stock equivalents of 795,343, 178,915 and 10,336 for the years ended December 31, 2003, 2002 and 2001, respectively, made up of stock options. These common stock equivalents were not included in the computation of earnings per common share because they were antidilutive on continuing operations for the periods presented.

     (l) Fair Value of Financial Instruments

     The fair value of cash and cash equivalents, short-term investments and the investment in XM Satellite Radio common stock approximate book value. The fair value of the convertible note receivable from the MSV Joint Venture approximates book value based on the equity value of the MSV Joint Venture's recent funding transactions. The carrying value of the senior secured note receivable from Verestar approximates its fair value based on the value of the collateral supporting the note (see Note 3(b)). The Company also holds a promissory note from Motient with a principal amount of $19.0 million. As a result of uncertainty with respect to the ultimate collection on the Motient note, the Company maintains a reserve for the entire amount of the note (see
Note 4).

     (m) Concentration of Credit Risk

     Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments, the notes receivable from the MSV Joint Venture and the note receivable from Verestar. Cash, cash equivalents and short-term investments consist of deposits, money market funds, and commercial paper placed with various high credit quality financial institutions.

     The note receivable by the MSV Investors Subsidiary from the MSV Joint Venture is convertible into approximately 30.3% of the equity interests in the joint venture (see Note 2). The Company holds an approximate 80% interest in the MSV Investors Subsidiary.

     In connection with the Verestar bankruptcy, the Company entered into a stipulation with Verestar under which the parties agreed to, among other things, the validity and enforcement of the obligation under the senior secured note and the Company's security interest in Verestar's assets. The bankruptcy court approved the stipulation on February 9, 2004. If the Creditors' Committee does not object to the order by April 2, 2004, then the note will be deemed a secured claim of Verestar for all purposes of the bankruptcy proceeding. On March 26, 2004, the Company entered a consent order with the Creditors' Committee pursuant to which the Creditors' Committee stipulated to the allowance of the $2.5 million secured claim on the senior secured note. Pursuant to the same consent order, the Company stipulated to extend by 75 days, the time in which the Creditors' Committee could object to the Company's claim, but only to the extent the claim exceeded $2.5 million.

     ESP's revenues are generated principally from customers located in the United States. From the August 25, 2003 acquisition through December 31, 2003, two customers individually accounted for more than 10% of ESP's revenues. Combined, these customers accounted for approximately $0.4 million of total revenues for the period. As of December 31, 2003, accounts receivable from these significant customers was approximately $0.1 million.

     (n) Recently Issued Accounting Standards

           In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 provides clarification on the consolidation of certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have certain characteristics of a controlling financial interest ("variable interest entities" or "VIEs"). FIN No. 46, as amended by FIN No. 46(R), requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE and is effective immediately for VIEs created after January 31, 2003 and in the first fiscal year or interim period beginning after December 15, 2003 for any VIEs created prior to January 31, 2003. With respect to VIEs created after January 31, 2003, the adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations. With respect to VIEs created prior to January 31, 2003, the Company does not expect the adoption of FIN No. 46 to have a material impact on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the classification of certain financial instruments as a liability (or in certain circumstances an asset) because that instrument embodies an obligation of the company. SFAS No. 150 is effective immediately for instruments entered into or modified after May 31, 2003 and in the first interim period beginning after June 15, 2003 for all instruments entered into before May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

     (o) Reclassifications

     Certain reclassifications, primarily related to discontinued operations (see Note 12) and the one for ten reverse stock split, have been made to the prior years' financial statements to conform to the current year's presentation.

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

     Pursuant to the joint venture agreement among the partners of the MSV Joint Venture (the "MSV Joint Venture Agreement"), in the event that the MSV Joint Venture had received final regulatory approval from the FCC, as that phrase is defined in the MSV Joint Venture Agreement, by March 31, 2003 for its ATC applications, the Other MSV Investors would have been obligated to invest an additional $50.0 million in the MSV Joint Venture. As the final regulatory approval from the FCC, as defined in the MSV Joint Venture Agreement, was not received by March 31, 2003, the additional investment was not required. However, the Other MSV Investors retained the option to invest the $50.0 million at the same terms and conditions until June 30, 2003. Prior to its expiration, the option was extended until August 2003. On August 8, 2003, the MSV Joint Venture Agreement was amended and certain of the Other MSV Investors agreed to invest $3.7 million in the MSV Joint Venture and retain the option to invest an additional $17.6 million under certain terms and conditions. This new option will expire on March 31, 2004.

     Under the amended MSV Joint Venture Agreement, the convertible notes held by the MSV Investors Subsidiary will automatically convert into equity interests in the MSV Joint Venture upon additional equity investments at a valuation of the MSV Joint Venture equal to or greater than the valuation at the time the MSV Investors Subsidiary purchased the notes. Such additional equity investments must total approximately $41.6 million if they had been made by December 31, 2003 and will need to increase thereafter by an amount equal to the additional interest accrued on the MSV Joint Venture's outstanding debt. Currently, the MSV Investors Subsidiary owns, upon conversion, approximately 30.3% of the equity interests in the MSV Joint Venture. If the Other MSV Investors exercise their option, the MSV Investors Subsidiary would own, upon conversion, approximately 27.4% of the equity interests.

     The $10.2 million received from unaffiliated persons as an investment into the MSV Investors Subsidiary, as well as their share of the equity in earnings of the MSV Investors Subsidiary, is reflected in the accompanying consolidated financial statements as minority interest.

(3)  Business Transactions

     (a) Acquisitions

     In August 2003, for nominal consideration, the Company acquired all of the outstanding common stock of ESP, a product development and engineering services firm that creates products for and provides consulting and engineering services to the telecommunications, broadband, satellite communications, and wireless industries. Subsequent to the stock purchase, the Company agreed to purchase up to $0.8 million of senior secured promissory notes from ESP and up to an additional $0.6 million of senior secured promissory notes if ESP meets certain financial performance metrics. As of December 31, 2003, the Company has purchased approximately $0.8 million in principal of these senior secured notes. In November 2003, ESP made restricted stock grants to its employees representing an aggregate of 30% of ESP's outstanding equity, diluting the Company's ownership to 70%.

     The following table summarizes the estimated fair value of the identifiable assets acquired and liabilities assumed at the date of acquisition. These estimates may be subject to adjustment to reflect actual amounts, primarily in the case of accrued liabilities relating to a certain acquired customer contract that is expected to incur a loss. Any subsequent adjustments are not expected to be material.

                                                        As of
                                                     August 25,
                                                        2003
                                                    --------------
                                                    (in thousands)
Current assets                                               $666
Property and equipment                                         54
Investment in affiliates                                      349
                                                    --------------
     Total assets acquired                                  1,069
Current liabilities                                          (983)
                                                    --------------
Net assets acquired                                           $86
                                                    ==============

     The following unaudited pro forma information is presented as if the Company had completed the acquisition of ESP as of January 1, 2002. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at those dates or of the future results of operations.

                                                                                     2003               2002
                                                                                 --------------    ---------------
                                                                                   (in thousands, except share
                                                                                              data)
Revenues                                                                               $2,543             $3,799
                                                                                 ==============    ===============
Loss before cumulative effect of a change in accounting principle                     $(2,983)          $(13,510)
Cumulative effect of a change in accounting principle                                      --            (10,806)
                                                                                 --------------    ---------------
Net loss                                                                              $(2,983)          $(24,316)
                                                                                 ==============    ===============
Loss per share attributable to common stockholders - basic and diluted                 $(0.83)            $(2.97)
                                                                                 ==============    ===============

      (b) Verestar Transactions

     In August 2003, the Company signed a securities purchase agreement to acquire, through a newly formed subsidiary, approximately 66.7% (on a fully-diluted basis) of Verestar. Concurrent with the signing of the securities purchase agreement, the Company purchased a 10% senior secured note with a principal balance of $2.5 million and a due date of August 2007. The Company terminated the securities purchase agreement on December 22, 2003. Subsequently, Verestar filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

     In March 2004, the Company executed an asset purchase agreement to acquire, through a newly formed subsidiary, substantially all of the assets and business of Verestar pursuant to Section 363 of the Bankruptcy Code. Under this agreement, the Company will pay $7.0 million, including cash and forgiveness of the outstanding senior secured note, and 19.9% equity interest in the newly formed subsidiary. In addition, the Company will provide $3.0 million in funding to the new subsidiary upon closing of the purchase. The transaction is still subject to a number of contingencies, including an auction on March 30, 2004 at which Verestar will consider higher and better offers and final approval of the bankruptcy court and the FCC.

     In connection with the termination of the securities purchase agreement on December 22, 2003, the Company believes that it is entitled to a $3.5 million break up fee and potentially certain other damages from Verestar's parent company. Verestar's parent company has not agreed that all such amounts are due, and the Company is currently in discussions to resolve the issue (see
Note 16).

     (c) Interest in Miraxis

     In May 2002, the Company acquired Series B Preferred Shares and a warrant from Miraxis for approximately $0.4 million, representing an ownership of approximately 30%. Miraxis is a development stage, privately held telecommunications company that has access to a Ka-band license with which it intends to provide satellite based multi-channel, broadband data and video services in North America. The Company has the right to appoint two of the five directors of the manager of Miraxis. Additionally, the Company entered into a management support agreement with Miraxis under which the Company's current Chief Executive Officer and President provided certain services to Miraxis through February 2003 in exchange for additional Series B Preferred Shares and warrants being issued to the Company. In addition, in December 2002, the Company acquired Series C Preferred Shares and warrants from Miraxis for approximately $0.1 million.

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

     In April 2003, the Company acquired additional Series C Preferred Shares and warrants for approximately $40,000. Subsequent to June 2003, the Company purchased promissory notes from Miraxis with an aggregate principal amount of approximately $0.1 million. In November 2003, the promissory notes were converted to Series D Preferred Shares. Currently, the Company holds approximately 40% of the ownership interests of Miraxis. The Company's President and Chief Executive Officer currently holds an approximate 1% interest in Miraxis.

     Miraxis License Holdings, LLC ("MLH"), an entity unaffiliated with Miraxis, other than as described herein, holds the rights to certain orbital slots that Miraxis has acquired access to in order to implement its business plan. Miraxis issued 10% of its outstanding common equity on a fully diluted basis to MLH in exchange for access to those slots. Prior to becoming affiliated with the Company, its Chief Executive Officer and President acquired a 2% interest in MLH. In addition, an affiliate of the Company's preferred stockholders holds an approximate 70% interest in MLH.

     This investment is included in "Investments in Affiliates" on the accompanying consolidated balance sheets and is being accounted for under the equity method with the Company's share of Miraxis' loss being recorded in "Loss on Investments in Affiliates" on the accompanying consolidated statements of operations.

      (d) Interest in Navigauge

     In April 2003, the Company acquired Series B Preferred Shares from IQStat, now doing business as Navigauge, for approximately $0.3 million, representing an ownership interest of approximately 5%. Navigauge is a privately held media and marketing research firm that collects data on in-car radio usage and driving habits of consumers and markets the aggregate date to radio broadcasters, advertisers and advertising agencies in the United States.

     In connection with the acquisition of ESP in August 2003, the Company obtained indirect ownership of Series A Preferred Shares representing an additional 16% ownership interest in Navigauge. In December 2003, the Company acquired additional Series B Preferred Shares and warrants for approximately $0.1 million. In 2004 through the date hereof, the Company acquired additional Series B Preferred Shares and warrants from Navigauge for approximately $0.3 million. Currently, the Company owns approximately 24% of the outstanding equity of Navigauge.

     This investment is included in "Investments in Affiliates" on the accompanying consolidated balance sheets and is being accounted for under the equity method with the Company's share of Navigauge's loss being recorded in "Loss on Investments in Affiliates" on the accompanying consolidated statements of operations.

   (e) Sale of Businesses

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

(4)  Notes Receivable from Motient

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

     On May 14, 2001, the Company entered into an agreement to merge with a subsidiary of Motient. By a letter agreement dated October 1, 2001, Motient and the Company terminated the planned merger. As a result of the termination, neither the Company nor Motient have any obligation to the other party, except for repayment by Motient to the Company of amounts outstanding under the promissory notes.

     On October 1, 2001, and again on October 8, 2001, the Company extended the maturity date of the notes. On October 12, 2001, in accordance with the terms of the notes, the Company received five million shares of XM Satellite Radio as payment for $26.2 million of the notes and accrued interest. The maturity date for the remaining balance of the Motient Notes in the principal amount of approximately $26.2 million, and interest thereon, was extended for 60 days. On January 10, 2002, Motient and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. As part of its filing, Motient indicated that it would likely challenge the Company's right to the $26.2 million outstanding principal balance and accrued interest thereon, as well as the delivery of the shares of XM Satellite Radio common stock as partial repayment of the aggregate $50.0 million principal amount of the notes. As a result of uncertainty with respect to the ultimate collection on the notes, a reserve was recognized for the entire amount. This loss of approximately $26.9 million was partially offset by a gain of $5.3 million that resulted from the difference between the value of the XM Satellite Radio common stock received in connection with the partial repayment of the Motient notes in accordance with their terms and the value of the XM Satellite Radio common stock using its closing price on the date of the partial repayment. The results of these transactions are reflected in "Other Expense, Net" on the accompanying consolidated statements of operations.

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

(5)  Investments in Affiliates

     The following is a summary of the carrying value of investments held by the Company at December 31:

                                         2003              2002
                                     -------------     -------------
                                             (in thousands)
Cost investments                           $2,250            $2,250
Equity investments                            519                93
                                     -------------     -------------
                                           $2,769            $2,343
                                     =============     =============

     For the years ended December 31, 2003 and 2002, the Company recognized a loss on investment in affiliates of approximately $0.4 million each year consisting primarily of its proportionate share of affiliates' operating losses for those affiliates accounted for under the equity method. For the year ended December 31, 2001, the Company recognized a loss on investment in affiliates of $54.6 million consisting of $43.8 million for the impairment to the carrying value of certain affiliates accounted for under the cost method, $3.6 million for the realized loss on the sale of publicly traded securities, $0.5 million for its proportionate share of affiliates' operating losses and $2.2 million for amortization of its net excess investment over its equity in each affiliate's net assets for those affiliates accounted for under the equity method, and $4.5 million related to the sale or shutdown of its Start-up Companies.

     During the year ended December 31, 2001, the Company's discontinued subsidiary Rare Medium, Inc. recognized revenues of approximately $4.5 million for services provided to affiliates which is included in the loss from discontinued operations.

(6)  Investment in XM Satellite Radio

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

(7)  Short-Term Investments

     The following is a summary of the amortized cost, which approximates fair value, of securities held to maturity at December 31:

                                                                                         2003              2002
                                                                                     -------------     -------------
                                                                                             (in thousands)
Government agencies obligations                                                           $18,795            $1,508
United States corporate debt obligations                                                       --               500
                                                                                     -------------     -------------
                                                                                          $18,795            $2,008
                                                                                     =============     =============

(8)  Property and Equipment

     Property and equipment consists of the following at December 31:

                                                                                         2003              2002
                                                                                     -------------     -------------
                                                                                             (in thousands)
Computer equipment and software                                                              $247              $293
Furniture and fixtures                                                                         29                29
Machinery and equipment                                                                         4                --
Leasehold improvements                                                                         21                --
                                                                                     -------------     -------------
                                                                                              301               322
Less accumulated depreciation and amortization                                               (244)             (298)
                                                                                     -------------     -------------
Property and equipment, net                                                                   $57               $24
                                                                                     =============     =============

(9)  Accrued Liabilities

     Accrued liabilities consists of the following at December 31:

                                                                                         2003              2002
                                                                                     -------------     -------------
                                                                                             (in thousands)
Accrued compensation                                                                         $402               $67
Accrued professional fees                                                                   1,461             1,951
Accrued restructuring charges                                                               1,580             2,838
Other accrued liabilities                                                                     507               754
                                                                                     -------------     -------------
                                                                                           $3,950            $5,610
                                                                                     =============     =============

(10)   Stockholders' Equity

     On March 13, 2003, the Company commenced a cash tender offer at a price of $1.00 per share for up to 2,500,000 shares of its outstanding voting common stock. The tender offer expired on April 23, 2003 with 968,398 shares purchased for an aggregate cost, including all fees and expenses applicable to the tender offer, of approximately $1.2 million. The primary purpose of the tender offer was to provide public stockholders with additional liquidity for their shares of common stock, particularly in light of decreased liquidity arising from the decision of Nasdaq to delist the Company's common stock, and to do so at a premium over the stock price before the tender offer and without the usual transaction costs associated with open market sales. The Apollo Stockholders did not sell any shares of common stock in the tender offer.

     On January 10, 2003, as part of the settlement of the class action lawsuit, the Company issued 357,143 shares of the Company's common stock (worth $1.0 million based on a price of $2.80 per share) to the plaintiff's counsel as attorney's fees. During the year ended December 31, 2002, the Company recognized a charge of $0.3 million relating to this settlement based on the $0.25 trading price of the common stock on January 2, 2003, the date the shares were issuable. The charge is included in accrued liabilities at December 31, 2002.

     On July 16, 2002, the Company sold 9,138,105 shares of common stock for gross proceeds of $18.4 million (net proceeds of $17.0 million) in a rights offering. In connection with the settlement of the class action lawsuit, the Company distributed to each holder of record of common stock, warrants and preferred stock, as of the close of business on May 16, 2002, one non-transferable right to purchase one additional share of common stock, for each share held, at a purchase price of $2.01 per share. As part of the rights offering, the Apollo Stockholders purchased 3,876,584 shares of non-voting common stock in April 2002 and an additional 5,113,628 shares of non-voting common stock purchased by the Apollo Stockholders pursuant to their over subscription privilege.

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

     In connection with certain acquisitions made in 1999, the former shareholders agreed to indemnify the Company for any losses resulting from a breach of, among other things, their respective representations, warranties and covenants. To secure the indemnification obligations of these shareholders thereunder, 14,975 shares of the Company's common stock delivered to these shareholders, included as part of the consideration, remain in escrow at December 31, 2003, and the liability of these shareholders under such indemnification obligations is expressly limited to the value of such shares held in escrow. During the year ended December 31, 2001, the Company issued 41,998 shares of its common stock and 8,000 stock options as additional consideration for an acquisition made during 1999 and retired 4,394 shares of its common stock as a reduction of consideration for acquisitions made during 1999 and 2000. During the year ended December 31, 2002, the Company retired 286 shares of its common stock as a reduction of consideration for a 2000 acquisition.

 (11)   Redeemable Preferred Stock

     On June 4, 1999, the Company issued and sold to Apollo Investment Fund IV, LP, Apollo Overseas Partners IV, LP and AIF IV/RRRR LLC (collectively with AP/RM Acquisition LLC, the "Apollo Stockholders"), for an aggregate purchase price of $87.0 million, 126,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"), 126,000 Series 1-A Warrants, 1,916,994 Series 2-A Warrants, 744,000 shares of the Company's Series B Preferred Stock, 744,000 Series 1-B Warrants and 10,345,548 Series 2-B Warrants. As approved at the Company's 1999 annual meeting of stockholders, all Series B securities were converted to Series A securities.

     The Series A Preferred Stock is subject to mandatory and optional redemption. On June 30, 2012, the Company will be required to redeem all Series A Preferred Stock plus any accrued and unpaid dividends. At the option of the Company, the Series A Preferred Stock can be redeemed after June 30, 2002 provided that the trading price of the Company's common stock for each of the preceding 30 trading days is greater than $120.00 per share, or after June 30, 2004 at a price of 103% of the face value of the Series A Preferred Stock plus any accrued and unpaid dividends. In the event of a change of control, as defined, at the option of the holders of the majority of the then outstanding shares of the Series A Preferred Stock, the Company is required to redeem all or any number of such holders' shares of Series A Preferred Stock plus any accrued and unpaid dividends. As a result of the rights offering, the conversion price of the Series A Preferred Stock was adjusted, pursuant to certain anti-dilution provisions as defined, from $70.00 to $68.50 per share. The conversion price is subject to further adjustment pursuant to the anti-dilution provisions.

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

     On January 2, 2003, pursuant to the settlement of the class action lawsuit, 22,218 Series 1-A warrants and 2,452,509 Series 2-A warrants were cancelled. Including the warrant cancellation and assuming all remaining Series A securities are converted, as of December 31, 2003, the Apollo Stockholders would own approximately 76% of the Company's outstanding common stock.

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

(12)   Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and the LiveMarket subsidiary was made as a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects. During the year ended December 31, 2001, in connection with the discontinuance of these businesses, the Company recorded a charge of $55.6 million related to severance and benefits resulting from headcount reductions, an accrual for estimated losses of $2.9 million during the wind-down period and the write-off of unamortized goodwill and property and equipment, net of expected proceeds. Of the total charge of $55.6 million, the total non-cash write-offs were approximately $43.0 million. As of December 31, 2003 and 2002, the remaining assets of Rare Medium, Inc. and LiveMarket totaled approximately $0.1 million and $0.2 million, respectively, consisting of cash (excluding the $0.3 million of cash collateralizing a letter of credit) and other assets. As of December 31, 2003 and 2002, the liabilities of these subsidiaries totaled approximately $2.4 million and $4.1 million, respectively, consisting of accounts payable and accrued expenses. Included in the total liabilities of these subsidiaries is $1.0 million related to a lease obligation which is guaranteed by the Company. The total maximum potential liability of this guarantee is approximately $3.4 million, subject to certain defenses by the Company. Rare Medium, Inc. holds $0.3 million of cash in a certificate of deposit which is maintained as collateral for a letter of credit supporting the lease obligation. For the years ended December 31, 2003 and 2002, the Company recognized a gain of approximately $1.2 million and $12.6 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

     The discontinuance of these businesses represents the disposal of a business segment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, the results of these operations have been classified as discontinued operations, and prior period results have been reclassified. For the year ended December 31, 2001, revenue from these discontinued operations amounted to $26.9 million.

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

 (13)  Employee Compensation Plans

     The Company provides incentive and nonqualified stock option plans for directors, officers, and key employees of the Company and others. The Company has reserved a total of 2.3 million shares of authorized common stock for issuance under the 1998 Long-Term Incentive Plan ("Stock Incentive Plan"). The Company has options outstanding under the Nonqualified Stock Option Plan and Equity Plan for Directors, but no new grants are being made under these plans. The number of options to be granted and the option prices are determined by the Compensation Committee of the Board of Directors in accordance with the terms of the plans. Options generally expire five to ten years after the date of grant.

     During 1998, the Board of Directors approved the Stock Incentive Plan under which "non-qualified" stock options ("NQSOs") to acquire shares of common stock may be granted to non-employee directors and consultants of the Company, and "incentive" stock options ("ISOs") to acquire shares of common stock may be granted to employees. The Stock Incentive Plan also provides for the grant of stock appreciation rights ("SARs"), shares of restricted stock, deferred stock awards, dividend equivalents, and other stock-based awards to the Company's employees, directors, and consultants. Under the Stock Incentive Plan, the option price of any ISO may not be less than the fair market value of a share of common stock on the date on which the option is granted. The option price of an NQSO may be less than the fair market value on the date the NQSO is granted if the Board of Directors so determines. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in section 422A of the Internal Revenue Code) unless the exercise price is at least 110% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Common stock subject to a restricted stock purchase or a bonus agreement is transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

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

     On October 5, 2001, the compensation committee of the Company's board of directors determined that because the outstanding options held by certain executive officers and employees were exercisable at prices that were significantly above prevailing market prices for the Company's common stock, they no longer provided an adequate level of incentive. Accordingly, to reincentivize certain executive officers and employees of the Company and in recognition of their service to the Company, the compensation committee approved the repricing of the exercise prices of options to purchase an aggregate of 32,833 shares of common stock to $1.30 per share, the fair market value at the date of the repricing. On December 21, 2001, the compensation committee approved an additional repricing of the exercise prices of options to purchase an aggregate of 40,000 shares of common stock held by non-management directors to $6.00 per share, the fair market value at the date of the repricing. On October 15, 2002, in recognition of the former Chief Executive Officer's contribution to the Company, among other things, the compensation committee of the Company's board of directors approved the repricing of the exercise price of the former Chief Executive Officer's outstanding options to purchase 140,000 shares of common stock to $0.85, the fair market value at the date of the repricing. As a result of these actions, the Company recorded non-cash compensation expense during the year ended December 31, 2001 and 2003 of approximately $0.2 million and $0.1 million, respectively, and non-cash compensation contra-expense during the year ended December 31, 2002 of approximately $0.2 million.

     Stock option activity under the various option plans is shown below:

                                                                    Weighted
                                                                     Average
                                                                    Exercise          Number of
                                                                     Prices            Shares
                                                                  --------------    --------------
Outstanding at January 1, 2001                                          $118.20         1,639,149
     Granted                                                              16.10           302,314
     Forfeited                                                           123.50        (1,489,802)
     Exercised                                                            16.60            (2,166)
                                                                                    --------------
Outstanding at December 31, 2001                                          32.45           449,495
     Granted                                                               0.89           630,000
     Forfeited                                                            33.12          (153,005)
     Exercised                                                             1.30            (2,666)
                                                                                    --------------
Outstanding at December 31, 2002                                          10.91           923,824
     Granted                                                               1.02           235,000
     Forfeited                                                            19.38           (37,650)
     Exercised                                                             1.30            (4,367)
                                                                                    --------------
Outstanding at December 31, 2003                                           8.58         1,116,807
                                                                                    ==============

     The following table summarizes weighted-average option price information:

                                Number          Weighted      Weighted          Number         Weighted
                              Outstanding       Average       Average        Exercisable       Average
                              at December       Remaining     Exercise       at December       Exercise
Range of Exercise Prices       31, 2003           Life          Price          31, 2003         Price
-------------------------    --------------     ----------    ----------    ---------------    ---------

     $0.85 - $0.85                 605,000        7.46            $0.85            436,669        $0.85
     $0.91 - $1.30                 227,466        8.07            $0.97             32,466        $1.30
     $1.55 - $51.10                264,491        5.61           $25.04            218,241       $30.01
    $53.75 - $95.00                 12,350        5.03           $83.89             12,350       $83.89
  $158.13 - $158.13                  7,500        5.85          $158.13              7,500      $158.13
                             --------------                                 ---------------
                                 1,116,807        7.11            $8.58            707,226       $12.99
                             ==============                                 ===============

(14)   Income Taxes

     The difference between the statutory federal income tax rate and the Company's effective tax rate for the years ended December 31, 2003 and 2002 is principally due to the Company incurring net operating losses for which no tax benefit was recorded.

     For Federal income tax purposes, the Company has unused net operating loss carryforwards ("NOL") of approximately $201.3 million expiring in 2008 through 2023, including various foreign subsidiaries, and a capital loss of approximately $78.7 million expiring in 2006 through 2008. As a result of various recent equity transactions, management believes the Company experienced at least one "ownership change" as defined by Section 382 of the Internal Revenue Code since 1999. Accordingly, the utilization of its net operating loss carryforwards is subject to a significant annual limitation in offsetting future taxable income.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31 are as follows:

                                                                                         2003              2002
                                                                                     -------------     -------------
                                                                                             (in thousands)
Deferred tax assets:
   Net operating loss carryforwards                                                       $76,487           $71,876
   Capital loss carryforwards                                                              29,900            25,357
   Impairment loss on investments in affiliates                                            11,455            17,308
   Reserve for notes receivable from Motient                                                8,366             7,220
   Other assets                                                                               605             1,099
                                                                                     -------------     -------------
     Total gross deferred tax assets                                                      126,813           122,860
Less valuation allowance                                                                 (126,813)         (122,860)
                                                                                     -------------     -------------
     Total deferred tax assets                                                                $--               $--
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

     Due to the Company's operating losses, there is uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. During 2003 and 2002, the valuation allowance increased by approximately $4.0 million and $26.9 million, respectively. Of the total valuation allowance of $126.8 million, subsequently recognized tax benefits, if any, in the amount of $6.5 million will be applied directly to contributed capital. This amount relates to the tax effect of employee stock option deductions included in the Company's net operating loss carryforward.

     Due to changes in the Federal tax code, the Company received a refund of approximately $0.4 million during the year ended December 31, 2002 relating to alternate minimum tax paid in 1998.

 (15)  Related Party Transactions

     From the August 25, 2003 acquisition through December 31, 2003, ESP recognized revenues totaling approximately $0.3 million for certain services provided to Navigauge and the MSV Joint Venture.

     In May 2002, the Company acquired ownership interests in Miraxis (see
Note 3(c)). Prior to joining the Company, the Company's Chief Executive Officer and President served as President of Miraxis, a position he continues to hold. The Company's Chief Executive Officer and President currently holds shares, options and warrants of Miraxis representing approximately 1% of the outstanding ownership interests.

     Miraxis License Holdings, LLC, an entity unaffiliated with Miraxis, other than as described herein, holds the rights to certain orbital slots that Miraxis has acquired access to in order to implement its business plan. Miraxis issued 10% of its outstanding common equity on a fully diluted basis to MLH in exchange for access to those slots. Prior to becoming affiliated with the Company, its Chief Executive Officer and President acquired a 2% interest in MLH. In addition, an affiliate of the Company's preferred stockholders holds an approximate 70% interest in MLH.

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

(16)   Contingencies and Commitments

    Motient Notes

     On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, the Company cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million that was issued by a new, wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture. The New Motient Note is due on May 1, 2005 and bears interest at a rate of 9% per annum. Although the New Motient Note is unsecured, there are material restrictions placed on MSV Holdings Inc.'s assets, and MSV Holdings Inc. is prohibited from incurring or guarantying any debt in excess of $21.0 million (including the New Motient
Note). Additionally, there are events of default (e.g., a bankruptcy filing by Motient) that would accelerate the due date of the New Motient Note. As a result of the uncertainty with respect to the ultimate collection on the New Motient Note, a reserve continues to be maintained for the entire amount of the note. If the Company recovers any amount on the New Motient Note, adjustments to the reserve would be reflected as other income in the accompanying consolidated statements of operations.

   Verestar Transactions

     On August 29, 2003, we signed a securities purchase agreement to acquire, through a newly formed subsidiary, approximately 66.7% (on a fully-diluted basis) of Verestar. Concurrent with the signing of the securities purchase agreement, we purchased a 10% senior secured note with a principal balance of $2.5 million and a due date of August 2007. We terminated the securities purchase agreement on December 22, 2003. Subsequently, Verestar filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In connection with the Verestar bankruptcy, we entered into a stipulation with Verestar under which the parties agreed to, among other things, the validity and enforcement of the obligation under the senior secured note and the Company's security interest in Verestar's assets. The bankruptcy court approved the stipulation on February 9, 2004. If the Creditors' Committee does not object to the order by April 2, 2004, then the note will be deemed a secured claim of Verestar for all purposes of the bankruptcy proceeding. On March 26, 2004, the Company entered a consent order with the Creditors' Committee pursuant to which the Creditors' Committee stipulated to the allowance of the $2.5 million secured claim on the senior secured note. Pursuant to the same consent order, the Company stipulated to extend by 75 days, the time in which the Creditors' Committee could object to the Company's claim, but only to the extent the claim exceeded $2.5 million.

     On March 8, 2004, the Company executed an asset purchase agreement to acquire, through a newly formed subsidiary, substantially all of the assets and business of Verestar pursuant to Section 363 of the Bankruptcy Code. Under this agreement, the Company will pay $7.0 million, including cash and forgiveness of the outstanding senior secured note, and 19.9% equity interest in the newly formed subsidiary. In addition, the Company will provide $3.0 million in funding to the new subsidiary upon closing of the purchase. The transaction is still subject to a number of contingencies, including an auction on March 30, 2004 at which Verestar will consider higher and better offers and final approval of the bankruptcy court and the FCC.

     In connection with our termination of the securities purchase agreement on December 22, 2003, the Company believes that it is entitled to a $3.5 million break up fee and potentially certain other damages from Verestar's parent company. Verestar's parent company has not agreed that all such amounts are due, and the Company is currently in discussions to resolve the issue. There can be no assurance that the Company will be successful in collecting all or part of the amount claimed. As such, we did not reflect this contingency in our consolidated financial statements for the year ended December 31, 2003. However, if the Company is successful in collecting any amount on this claim, a gain would be reflected in the accompanying consolidated statements of operations.

   MSV Joint Venture Convertible Notes Receivable

     As of December 31, 2003, the carrying value of the convertible notes from the MSV Joint Venture approximates fair value based on recent funding transactions. The MSV Joint Venture plans, subject to the receipt of certain FCC authorizations and Industry Canada approvals and raising adequate capital and/or entering into agreements with one or more strategic partners, to develop, build and operate a next-generation satellite system complemented by ATC. If the FCC authorization for the MSV Joint Venture to operate an ATC is not received, the MSV Joint Venture's business will be limited, and the value of the Company's interest in the MSV Joint Venture may be significantly impaired.

   Leases

     The Company has non-cancelable leases, primarily related to the rental of facilities by Rare Medium, Inc., which is one of the Company's discontinued operating subsidiaries. Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2003 (in thousands):

Year Ending December 31:
   2004                                                             $1,542
   2005                                                              1,045
   2006                                                                 --
   2007                                                                 --
   2008                                                                 --
   Thereafter                                                           --
                                                             --------------
   Total minimum lease payments                                     $2,587
                                                             ==============

     Of the total commitment, approximately $0.2 million in 2004 relate to leases for the Company's continuing operations. Also included in the total commitment is approximately $1.3 million, net of secured letters of credit, which is guaranteed by the Company (see Note 12). Excluded from total commitments is $3.1 million, net of secured letters of credit issued by the assignee, relating to leases that have been assigned and require no future payments by the Company or its subsidiaries unless there is a default by the party to which the respective lease has been assigned.

     Total expense under operating leases amounted to $0.2 million, $0.1 million and $3.1 million for 2003, 2002 and 2001, respectively. Rare Medium, Inc. is holding funds in certificates of deposit which are maintained under agreements to assure future credit availability relating to these leases. As of December 31, 2003 and 2002, these restricted funds amounted to approximately $0.3 million which is included in cash and cash equivalents.

   Employment Agreements

     The Company is a party to an amended and restated employment agreement with its Chief Executive Officer and President. The term of the agreement is from January 1, 2004 to December 31, 2005 and calls for a base salary of $300,000 per year. Annual increases are at the sole discretion of the compensation committee of the Company's board of directors. In addition, the officer is eligible, based upon the achievement of certain subjective goals established by the compensation committee, to receive a bonus of up to 75% of his base salary following the end of each calendar year during the term of the agreement.

     The Company is party to an employment agreement with one of its other executive officers. Under this agreement, if, either (i) after 90 days following a change in control of the Company, the executive terminates his employment or (ii) the executive is terminated for other than "cause" as such term is defined in his agreement, then the executive is entitled to receive severance compensation in a lump sum payment consisting of one year of his current salary and the right to exercise all vested stock options and unvested stock options which become exercisable upon a change of control through the option expiration date for such options.

   Litigation

     On November 19, 2001, five of the Company's shareholders filed a complaint against the Company, certain of its subsidiaries and certain of the current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, the Company filed a motion to dismiss on behalf of itself and its current and former officers and directors. On March 7, 2003, the Court denied the motion to dismiss, and discovery commenced. The Company expects to file a motion for summary judgment in the second quarter of 2004. The Company intends to continue to dispute this matter vigorously.

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

     On July 26, 2002, plaintiffs James D. Loeffelbein, Terrie L. Pham and certain related parties filed suit against the lead plaintiff's counsel in the class action lawsuit, the Company, certain of its current and former officers, its former investor relations firm and a former employee of plaintiff Loeffelbein in the District Court of Johnson County, Kansas, Loeffelbein v. Milberg Weiss Bershad Hynes & Lerach, LLP, et al., 02 CV 04867. The plaintiffs assert claims for fraud, negligence and breach of fiduciary duty against all of the Company and certain of its current and former officers in connection with allegedly false statements purportedly made to the plaintiffs. The plaintiffs have sought unspecified damages from the defendants. On September 11, 2002, the matter was removed to the United States District Court for the District of Kansas (the "Federal District Court"). On October 11, 2002, the plaintiffs sought to have the matter remanded to state court. On May 7, 2003, the Federal District Court denied the plaintiffs request to remand the matter as it related to the Company, the Company defendants and an additional defendant. On June 9, 2003, the Company and Company defendants filed a motion to dismiss. On August 4, 2003, the plaintiffs responded. On October 21, 2003, the Federal District Court dismissed the action, holding that it lacked personal jurisdiction over the Company and the Company defendants and, accordingly, found it unnecessary to rule upon the Company's other bases for dismissal. On February 26, 2004, the court denied a motion by the plaintiffs to reconsider the dismissal. On March 26, 2004, the plaintiffs filed a notice of appeal. The Company intends to vigorously oppose this appeal.

     In August 2003, a former employee of the Company's discontinued services subsidiary, filed a putative class action against Rare Medium, Inc. and the Company, and certain other former subsidiaries that were merged into Rare Medium, Inc., in Los Angeles County Superior Court captioned Joe Robuck, individually and on behalf of all similarly situated individuals v. Rare Medium Group, Inc., Rare Medium L.A., Inc., Rare Medium, Inc., and Rare Medium Dallas, Inc., Los Angeles County Superior Court Case No. BC300310. The plaintiff filed the action as a putative class action and putative representative action asserting that: (i) certain payments were purportedly due and went unpaid for overtime for employees with five job titles; (ii) certain related violations of California's overtime statute were committed when these employees were not paid such allegedly due and unpaid overtime at the time of their termination; and (iii) certain related alleged violations of California's unfair competition statute were committed. Plaintiff seeks to recover for himself and all of the putative class, alleged unpaid overtime, waiting time penalties (which can be up to 30 days' pay for each person not paid all wages due at the time of termination), interest, attorneys' fees, costs and disgorgement of profits garnered as a result of the alleged failure to pay overtime. Plaintiff has served discovery requests and all of the defendants have submitted objections and do not intend to provide substantive responses until the Court determines whether Plaintiff must arbitrate his individual claims. The Company intends to vigorously dispute this action.

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

(17)   Subsequent Events

     On March 8, 2004, the Company executed an asset purchase agreement to acquire, through a newly formed subsidiary, substantially all of the assets and business of Verestar pursuant to Section 363 of the Bankruptcy Code. Under this agreement, the Company will pay $7.0 million, including cash and forgiveness of the outstanding senior secured note, and 19.9% equity interest in Newco. In addition, the Company will provide $3.0 million in funding to Newco upon closing of the purchase. The transaction is still subject to a number of contingencies, including an auction on March 30, 2004 at which Verestar will consider higher and better offers, and final approval of the bankruptcy court and the FCC.

     On March 26, 2004, the Company entered a consent order with the Creditors' Committee pursuant to which the Creditors' Committee stipulated to the allowance of the $2.5 million secured claim on the senior secured note. Pursuant to the same consent order, the Company stipulated to extend by 75 days, the time in which the Creditors' Committee could object to the Company's claim, but only to the extent the claim exceeded $2.5 million.

                                                       SKYTERRA COMMUNICATIONS, INC.
                                              Schedule II - Valuation and Qualifying Accounts


                                                                    Additions      Additions
                                                    Balance at     Charged to     Charged to
                                                   Beginning of     Costs and        Other                           Balance at
            Deductions - Descriptions                  Year         Expenses       Accounts         Deductions       End of Year
            -------------------------                  ----         --------       --------         ----------       -----------
Reserves and allowances deducted asset accounts:

Allowances for uncollectible accounts receivable

Year ended December 31, 2001                          $3,241,482     $5,583,324             --      $(8,174,845)        $649,961
Year ended December 31, 2002                            $649,961             --             --        $(649,961)              --
Year ended December 31, 2003                                  --        $43,672             --               --          $43,672

Allowances for uncollectible notes receivable

Year ended December 31, 2001                                  --    $26,956,853             --               --      $26,956,853
Year ended December 31, 2002                         $26,956,853     $1,160,774             --      $(7,956,853)     $20,160,774
Year ended December 31, 2003                         $20,160,774     $1,855,292             --               --      $22,016,066

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SKYTERRA COMMUNICATIONS, INC.


Date: March 29, 2004                         By:  /s/ JEFFREY A. LEDDY
                                                  --------------------

                                             Name:  Jeffrey A. Leddy
                                             Title: Chief Executive Officer
                                                    and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                Signature                                    Title                              Date

           /s/ JEFFREY A. LEDDY             Chief Executive Officer and President          March 29, 2004
           --------------------               (Principal Executive Officer and
             Jeffrey A. Leddy                 Principal Financial Officer)


          /s/ CRAIG J. KAUFMANN             Controller and Treasurer (Principal            March 29, 2004
          ---------------------               Accounting Officer)
            Craig J. Kaufmann


           /s/ ANDREW D. AFRICK             Director                                       March 29, 2004
           --------------------
             Andrew D. Africk


           /s/ MICHAEL S. GROSS             Director                                       March 29, 2004
           --------------------
             Michael S. Gross


          /s/ JEFFREY M. KILLEEN            Director                                       March 29, 2004
          ----------------------
            Jeffrey M. Killeen


                                            Director
              -------------
              Marc J. Rowan


            /s/ WILLIAM F. STASIOR          Director                                       March 29, 2004
            ---------------------
            William F. Stasior