Form 10-K/A
period 2003-12-31
SKYTERRA COMMUNICATIONS INC
filed 2004-04-29
CIK 756502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

As of April 27, 2004, 6,074,098 shares of our voting common stock and 8,990,212 shares of our non-voting common stock were outstanding.



                              EXPLANATORY PARAGRAPH

     The purpose of this amendment is to amend and restate Part III of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 30, 2004 (the "Form 10-K"). The amended and restated items are as follows:

Item 10.   Directors and Executive Officers of the Registrant.
Item 11.   Executive Compensation.
Item 12.   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.
Item 13.   Certain Relationships and Related Transactions.
Item 14.   Principal Accounting Fees and Services.
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     See Item 4A of Form 10-K for information with respect to the Company's executive officers. The following table sets forth information concerning the Company's directors and executive officers as of April 27, 2004:

             Name                  Age                            Position
-------------------------------------------------------------------------------
Jeffrey M. Killeen (1)(2)          50                             Director
William F. Stasior (1)             63                             Director
Andrew D. Africk (1)(2)            37                             Director
Marc J. Rowan                      41                             Director
Michael S. Gross                   42                             Director

----------------

(1) Member of the Audit Committee of the Board of Directors.
(2) Member of the Compensation Committee of the Board of Directors.


Jeffrey M. Killeen - Director. Mr. Killeen has been a director of the Company since October 1998. Since January 1, 2002, Mr. Killeen has been Chairman and Chief Executive Officer of Globalspec, Inc., an information services company. Mr. Killeen was the Chief Executive Officer of Forbes.com from August 1999 to March 2001. Prior to that, from January 1998 to March 1999, Mr. Killeen was the Chief Operating Officer of barnesandnoble.com. Before joining barnesandnoble.com, Mr. Killeen served as President and Chief Executive Officer of Pacific Bell Interactive Media from August 1994 to January 1998.

William F. Stasior - Director. Mr. Stasior has been a director of the Company since April 2000. Mr. Stasior was the Chairman and Chief Executive Officer of Booz Allen & Hamilton Inc., a management and technology consulting firm, from 1991 to 1999 and served on Booz Allen's Board of Directors from 1979 to 2000. Mr. Stasior also serves on the Board of Directors of OPNET, a software company that specializes in enhancing network performance, and Vanu, Inc., a pioneer in the development of software defined radio.

Andrew D. Africk - Director. Mr. Africk has been a director of the Company since June 1999. Mr. Africk is a partner of Apollo Advisors, L.P. Mr. Africk is also a director of Superior Essex, Inc. and several private venture companies.

Marc J. Rowan - Director. Mr. Rowan has been a director of the Company since June 1999. Mr. Rowan is one of the founding principals of Apollo Advisors, L.P. Mr. Rowan is also a director of AMC Entertainment, Inc., Quality Distribution, Inc., National Financial Partners, Inc., Wyndham International, Cablecom GmbH and iesy Hessen GmbH & Co. KG.

Michael S. Gross - Director. Mr. Gross has been a director of the Company since August 1999. Mr. Gross is one of the founding principals of Apollo Advisors, L.P. Mr. Gross is also a director of Apollo Investment Corporation, Allied Waste Industries, Inc., Pacer International, Inc., United Rentals, Inc. and Saks Inc.

Audit Committee

     Our Audit Committee is currently composed of two outside directors, Mr. Killeen and Mr. Stasior, both of whom are independent under Rule 4200(a)(15) of the National Association of Securities Dealers' ("NASD") listing standards, and Mr. Africk, who continues to serve on the Audit Committee as the Board of Directors determined that exceptional and limited circumstances exist pursuant to Rule 4350(d)(2)(B) of the NASD listing standards. The Board of Directors has determined that Mr. Africk is an "audit committee financial expert" within the applicable definition of the SEC.

Code of Ethics

     The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company's website at www.skyterracom.com. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company's website.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, the Company believes that during the year ended December 31, 2003 its officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements, with the exception of the late filing of an Initial Statement of Beneficial Ownership of Securities on Form 4 for each of Mr. Leddy and Mr. Lewis in connection with an option grant in April 2003.


Item 11. Executive Compensation

Summary Compensation Table

     The following Summary Compensation Table sets forth, for the three years ended December 31, 2003, the compensation for services in all capacities earned by the Company's Chief Executive Officer and its next most highly compensated executive officers.

                                                                   Other        Securities
                                                                   Annual       Underlying      LTIP
                                                      Bonus     Compensation   Options/SARs    Payouts    All Other
   Name and Principal Position    Year    Salary       (1)           (2)            (#)          ($)     Compensation
   ---------------------------    ----    ------      --------  -------------   -----------    --------  ------------
Jeffrey A. Leddy                  2003   $232,950     $168,750        $--          100,000        $--          $--
   Chief Executive Officer and    2002    138,462      140,000         --          100,000         --           --
   President

Robert C. Lewis                   2003    187,615       90,000         --           40,000         --        3,304  (4)
   Senior Vice President,         2002    196,250       90,000         --           20,000         --           --
   General
   Counsel and Secretary          2001    140,000       90,000      6,000           10,000         --        2,500  (4)

Erik J. Goldman                   2003    105,769       50,000         --           40,000         --        1,060  (4)
   Vice President

Keith C. Kammer                   2003     75,288       15,000         --           40,000         --          754  (4)
   Vice President

Craig J. Kaufmann                 2003     94,490       37,500         --           15,000         --        1,465  (4)
   Controller and Treasurer       2002    109,583       25,000         --               --         --           --
                                  2001     74,903       17,500         --               --         --        1,954  (4)

Glenn S. Meyers (3)               2003     86,832           --      5,250               --         --           --
   Former Chairman and            2002    332,553      375,000     18,000          155,000         --           --
   Chief Executive Officer        2001    278,096           --     18,000               --         --           --

Craig C. Chesser (3)              2003     53,423           --         --               --         --      253,560  (5)
   Former Senior Vice President   2002    196,250       70,000         --           20,000         --           --
   Finance and Treasurer          2001    164,077       90,000      1,500           10,000         --        2,500  (4)

Michael A. Hultberg (3)           2003     53,615           --         --               --         --      183,629  (6)
   Former Senior Vice President   2002    223,333       70,000         --           20,000         --           --
   and Controller                 2001    177,135       90,000      3,000           10,000         --           --



--------------

(1) Bonuses for services provided in the year ended December 31, 2002 for Messrs. Leddy, Lewis, Kaufmann, Chesser and Hultberg were granted in April 2003 and are reflected in 2002. Bonuses for services provided in the year ended December 31, 2003 were granted in January 2004 and are reflected in 2003.

(2)  Represents non-accountable expense allowance.

(3) Effective April 15, 2003, Messrs. Meyers, Chesser and Hultberg ceased employment with the Company.

(4)  Represents employer matching contributions to retirement accounts.

(5) Represents the following compensation paid to Mr. Chesser: (i) severance and benefits in accordance with an employment agreement, (ii) a payment made upon the resolution of an outstanding matter between Mr. Chesser and the Company, and (iii) employer matching contribution to a retirement account.

(6) Represents severance and benefits paid in accordance with Mr. Hultberg's employment agreement and employer matching contribution to a retirement account.


Option / SAR Grants in the Last Year

     The following table sets forth information concerning grants of stock options to purchase common stock during the year ended December 31, 2003 to the named executive officers.


                                                Percent of                              Potential Realizable Value
                                 Number of         Total                                at Assumed Annual Rates of
                                 Securities    Options/SARs                               Stock Appreciation for
                                 Underlying     Granted to   Exercise or                        Option Term
                               Options /SARs   Employees in  Base Price    Expiration   ---------------------------
    Name                         Granted       Fiscal Year    ($/Share)       Date          5%              10%
    ----                         -------       -----------    ---------    ----------   -----------    ------------
Jeffrey A. Leddy                 100,000  (1)      42.6%        $0.91       4/08/13       $57,229         $145,031
Robert C. Lewis                   40,000  (1)      17.0%        $0.91       4/08/13       $22,892          $58,012
Erik J. Goldman                   40,000  (1)      17.0%        $0.91       4/08/13       $22,892          $58,012
Keith C. Kammer                   40,000  (2)      17.0%        $1.55       8/14/13       $38,991          $98,812
Craig J. Kaufmann                 15,000  (1)       6.4%        $0.91       4/08/13        $8,584          $21,755
Glenn S. Meyers (3)                   --            0.0%          N/A         N/A             N/A              N/A
Craig C. Chesser (3)                  --            0.0%          N/A         N/A             N/A              N/A
Michael A. Hultberg (3)               --            0.0%          N/A         N/A             N/A              N/A


--------------

(1) These options were granted on April 8, 2003 at an exercise price of $0.91, the per share fair market value of the common stock at that time. The options have a term of ten years. These options are exercisable cumulatively in three equal annual installments, beginning on April 8, 2004.
(2) This option was granted on August 14, 2003 at an exercise price of $1.55, the per share fair market value of the common stock at that time. The option has a term of ten years. The option is exercisable cumulatively in three equal annual installments, beginning on August 14, 2004.
(3) Effective April 15, 2003, Messrs. Meyers, Hultberg and Chesser ceased employment with the Company. At such time, all outstanding options held by each of Messrs. Meyers, Hultberg and Chesser became fully vested.


Aggregated Option/SAR Exercises in the Last Year and Year-End Option/SAR Values

     The following table sets forth information concerning the exercise of options to purchase shares of common stock by the named executive officers during the year ended December 31, 2003, as well as the number and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 2003.

                                                               Number of            Value of
                              Number of                       Securities           Unexercised
                              Securities                      Underlying           In-the-Money
                              Underlying                    Options/SARs at       Options/SARs
                             Options/SARs                    Fiscal Y/E (#)      at Fiscal Y/E ($)
                             Acquired on       Value          Exercisable/         Exercisable/
             Name            Exercise (#)     Realized       Unexercisable        Unexercisable
             ----            ------------     --------       -------------        -------------
Jeffrey A. Leddy                      --           --      43,750/156,250       16,250/91,500
Robert C. Lewis                    3,200       $7,840       22,967/53,333        5,594/32,266
Erik J. Goldman                       --           --            0/40,000            0/23,600
Keith C. Kammer                       --           --            0/40,000                 0/0
Craig J. Kaufmann                     --           --        1,000/15,000           200/8,850
Glenn S. Meyers (1)                   --           --           295,000/0           191,750/0
Craig C. Chesser (1)               1,167       $2,859            34,666/0            13,933/0
Michael A. Hultberg (1)               --           --            37,500/0            14,500/0


(1) Effective April 15, 2003, Messrs. Meyers, Chesser and Hultberg ceased employment with the Company.



Employment Contracts And Change In Control Arrangements

   Expired Meyers Employment Agreement

     In connection with the transactions consummated pursuant to the 1998 acquisition by the Company of Rare Medium, Inc., the Company entered into an Employment Agreement effective April 15, 1998 with Mr. Meyers, as amended (the "Meyers Employment Agreement"). Pursuant to the Meyers Employment Agreement, Mr. Meyers was engaged as Chairman, President and Chief Executive Officer of the Company to serve for a term of five years, expiring April 15, 2003. Pursuant to the Meyers Employment Agreement, during its last year, Mr. Meyer received an annual base salary of $292,465, with a minimum annual increase during the term of not less than 4% per annum. The Meyers Employment Agreement also contains a covenant not to compete with the Company or any of its affiliates for the term of the agreement, plus one additional year. Concurrently with the execution of the Meyers Employment Agreement, Mr. Meyers was granted options to acquire an aggregate of 200,000 shares of common stock at exercise prices equal to $23.75 per share (the fair market value at the time of issuance), which options become exercisable ratably on a monthly basis over a period of 60 months from the date of grant and expire ten years from the date of grant. On October 15, 2002, in recognition of Mr. Meyers' contribution to the Company, among other things, the Compensation Committee approved the repricing of the exercise prices of Mr. Meyers' outstanding options to purchase an aggregate of 140,000 shares of common stock to $0.85 per share, the fair market value at the date of the repricing. Additionally, on that date, Mr. Meyers received an additional option to purchase 155,000 shares of common stock at $0.85 per share. On April 15, 2003, the Meyers Employment Agreement expired, and Mr. Meyers ceased to be employed by the Company and resigned from the Board of Directors.

   Leddy Employment Agreement

     The Company is a party to an amended and restated employment agreement with Mr. Leddy. The term of the agreement is from January 1, 2004 to December 31, 2005 and calls for a base salary of $300,000 per year. Annual increases are at the sole discretion of the Compensation Committee of the Board of Directors. In addition, Mr. Leddy is eligible, based upon the achievement of certain subjective goals established by the Compensation Committee, to receive a bonus of up to 75% of his base salary following the end of each calendar year during the term of the agreement. Under this agreement, if Mr. Leddy is terminated for other than "cause" as such term is defined in the agreement, then Mr. Leddy is entitled to receive compensation in a lump sum payment consisting of one year of his then current salary and the right to exercise all vested stock options and unvested stock options through the option expiration date for such options.

   Other Executive Employment Agreements

     The Company has or had employment agreements with each of Mr. Chesser, Mr. Hultberg, and Mr. Lewis, each of who is or was an executive officer. Under these agreements, if, either (i) after 90 days following a change in control, the executive terminates his employment or (ii) the executive is terminated for other than "cause" as such term is defined in his respective agreement, then the executive is entitled to receive severance compensation and benefits in a lump sum payment consisting of one year of his then current salary and the right to exercise all vested stock options and unvested stock options through the option expiration date for such options. For purposes of these agreements, a change in control occurs when, among other things, our stockholders approve a merger.

     As part of the Company's efforts to further reduce costs, the Company reached agreements with each of Mr. Hultberg and Mr. Chesser pursuant to which his employment ceased as of April 15, 2003. At that time, Mr. Hultberg was paid severance and benefits in accordance with his employment agreement. In September 2003, Mr. Chesser was paid severance and benefits in accordance with his employment agreement, concurrent with the resolution of an outstanding matter between Mr. Chesser and the Company.

     The Company is a party to an employment agreement with Mr. Kammer. Under the agreement, if Mr. Kammer is terminated for other than "cause" as such term is defined in the agreement, then Mr. Kammer is entitled to receive compensation in a lump sum payment consisting of six months of his then current salary.

Compensation of Directors

     Each non-employee director receives a per meeting fee of $1,000 for each meeting of the Board of Directors and $500 for each committee meeting attended, along with expenses incurred in connection with attending each meeting. Furthermore, from time to time, directors may be granted options to purchase common stock under our 1998 Long-Term Incentive Plan.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Beneficial Ownership

     The following table and notes thereto set forth certain information, as of April 27, 2004 (except as noted otherwise), regarding beneficial ownership of the shares of the Company's common stock by (1) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) each of the named executive officers under the Summary Compensation Table under the heading "Executive Compensation," (3) each director and nominee for director, and (4) all of the executive officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares indicated as owned by them.

                                                                                       Number of Shares of
                                                                                          Common Stock
                                                                                       Beneficially Owned    Percentage
            Name and Address                               Position                            (1)            of Class
            ----------------                               --------                    ------------------    -----------
Jeffrey A. Leddy                           Chief Executive Officer and President               83,333                 *  (2)
Robert C. Lewis                            Senior Vice President, General Counsel              39,500                 *  (3)
                                           and Secretary
Erik J. Goldman                            Vice President                                      13,333                 *  (4)
Keith C. Kammer                            Vice President                                          --                 *
Craig J. Kaufmann                          Controller and Treasurer                             7,300                 *  (5)
Glenn S. Meyers                            Former Chairman and Chief Executive                295,000              1.9%  (6)
                                           Officer
Craig C. Chesser                           Former Senior Vice President Finance and            37,499                 *  (7)
                                           Treasurer
Michael A. Hultberg                        Former Senior Vice President and                    37,500                 *  (8)
                                           Controller
Jeffrey M. Killeen                         Director                                            23,333                 *  (2)
William F. Stasior                         Director                                            21,667                 *  (2)
Andrew D. Africk                           Director                                        13,803,821             76.1%  (9)
   c/o SkyTerra Communications, Inc.
   19 West 44th Street, Suite 507
   New York, New York 10036
Marc J. Rowan                              Director                                        13,803,821             76.1%  (10)
   c/o SkyTerra Communications, Inc.
   19 West 44th Street, Suite 507
   New York, New York 10036
Michael S. Gross                           Director                                        13,792,155             76.1%  (11)
   c/o SkyTerra Communications, Inc.
   19 West 44th Street, Suite 507
   New York, New York 10036
Apollo Investment Fund IV, L.P.                                                            13,772,988             76.1%  (12)
   Two Manhattanville Road
   Purchase, New York 10577
All executive officers, directors and                                                      14,042,287             76.5%  (13)
   nominees as a group (10 persons)
----------------------

* Represents beneficial ownership of less than 1%.

(1) Beneficial ownership has been determined pursuant to Rule 13d-3 under the Exchange Act.

(2) Represents options to purchase shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control and upon termination of employment with the Company.

(3) Includes options to purchase 32,500 shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control of the Company and upon certain other conditions.

(4) Represents options to purchase shares of common stock that are currently exercisable.

(5) Includes options to purchase 6,000 shares of common stock that are currently exercisable.

(6) Represents options to purchase shares of common stock that are currently exercisable. Mr. Meyers' employment with the Company ceased on April 15, 2003, and he resigned from the Board of Directors on the same day. His beneficial ownership is stated as of that date.

(7) Includes options to purchase 33,833 shares of common stock that are currently exercisable. Mr. Chesser's employment with the Company ceased on April 15, 2003. His beneficial ownership is stated as of that date.

(8) Represents options to purchase shares of common stock that are currently exercisable. Mr. Hultberg's employment with the Company ceased on April 15, 2003. His beneficial ownership is stated as of that date.

(9) Includes an aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer, (iii) 8,990,212 shares of non-voting common stock acquired pursuant to the rights offering, and
       (iv) 3,037,401 shares of common stock issuable to Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Africk is a principal of Apollo Advisors IV, L.P, which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Africk disclaims beneficial ownership of such shares. Includes options to purchase 30,833 shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control.

(10) Includes an aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer, (iii) 8,990,212 shares of non-voting common stock acquired pursuant to the rights offering, and
       (iv) 3,037,401 shares of common stock issuable to Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Rowan is a principal of Apollo Advisors IV, L.P, which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Rowan disclaims beneficial ownership of such shares. Includes options to purchase 30,833 shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control.

(11) Includes an aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer, (iii) 8,990,212 shares of non-voting common stock acquired pursuant to the rights offering, and
       (iv) 3,037,401 shares of common stock issuable to Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Mr. Gross is a principal of Apollo Advisors IV, L.P, which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Gross disclaims beneficial ownership of such shares. Includes options to purchase 19,167 shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control.

(12) Represents the aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer, (iii) 8,990,212 shares of non-voting common stock acquired pursuant to the rights offering, and
       (iv) 3,037,401 shares of common stock issuable upon conversion of the aggregate of 1,185,230 shares of our Series A Preferred Stock and the exercise of an aggregate of 220,854 Series 1-A warrants and 9,810,033 Series 2-A warrants held by the Apollo Stockholders. Assuming conversion of all the Series A Preferred Stock and the exercise of all the Series 1-A warrants and Series 2-A warrants held by the Apollo Stockholders, such 13,772,988 shares of common stock would consist of 11,870,128 shares of common stock beneficially owned by Apollo Investment Fund IV, L.P., 596,554 shares of common stock beneficially owned by Apollo Overseas Partners IV, L.P., 831,879 shares of common stock beneficially owned by AIF IV/ RRRR LLC and 474,427 shares of common stock owned by AP/RM Acquisition, LLC. The holders of our Series A Preferred Stock are only entitled to an aggregate of 975,000 votes with respect to the Series A Preferred Stock as of April 27, 2004, or 0.823 votes per share of Series A Preferred Stock. Messrs. Africk, Rowan and Gross, members of our board of directors and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of the shares held by the Apollo Stockholders.

(13) Messrs. Africk, Rowan and Gross, members of the Board of Directors and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of shares held by the Apollo Stockholders. See footnote numbers 9, 10 and 11 above. Includes options to purchase an aggregate of 260,999 shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control.

Securities Authorized for Issuance Under Equity Compensation Plans and Individual Arrangements

     The following table and notes thereto set forth, as of December 31, 2003, information with respect to shares of the Company's common stock which may be issued under existing equity compensation plans and individual arrangements.

                                                                                          Number of Shares
                                                    Number of                               of Common Stock
                                                    Shares of                                Remaining for
                                                 Common Stock To                            Future Issuance
                                                  Be Issued upon     Weighted-Average       under Equity
                                                   Exercise of        Exercise Price         Compensation
                                                   Outstanding        of Outstanding       Plans (Excluding
                                                     Options,            Options,             Securities
                                                   Warrants and        Warrants and          Reflected in
          Plan Category                               Rights              Rights             First Column)
         ---------------                          ----------------    ----------------     ------------------
Equity compensation plans approved by
   stockholders                                           947,940               $8.26              1,203,887
Equity compensation plans and individual
   arrangements not approved by stockholders (1)          168,867               10.33                     --
                                                  ----------------    ----------------     ------------------
Total                                                   1,116,807               $8.58              1,203,887
                                                  ================    ================     ==================


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

     In April 2003, the Company acquired additional Series C Preferred Shares and warrants for approximately $40,000. Between June 2003 and September 2003, the Company purchased promissory notes from Miraxis with an aggregate principal amount of approximately $0.1 million. In November 2003, the promissory notes were converted to Series D Preferred Shares. Currently, the Company holds approximately 40% of the ownership interests of Miraxis. The Company's President and Chief Executive Officer currently holds an approximate 1% interest in Miraxis.

     Miraxis License Holdings, LLC ("MLH"), an entity unaffiliated with Miraxis, other than as described herein, holds the rights to certain orbital slots that Miraxis has acquired access to in order to implement its business plan. Miraxis issued 10% of its outstanding common equity on a fully diluted basis to MLH as partial consideration for access to those slots. Prior to becoming affiliated with the Company, its Chief Executive Officer and President acquired a 2% interest in MLH. In addition, an affiliate of the Apollo Stockholders holds an approximate 70% interest in MLH.


   Employment Agreements

     For a description of the employment agreements between the Company and certain of its executive officers, please see the descriptions above in Item 11. Executive Compensation under the heading "Employment Contracts and Change in Control Arrangements."

Item 14.  Principal Accounting Fees and Services

     The firm of KPMG LLP, independent accountants, audited the financial statements of the Company for the years ended December 31, 2003 and 2002. Pursuant to a pre-approval policy adopted during 2003, the Audit Committee approved all audit and audit related fees and $85,000 (or approximately 92%) of the tax fees paid to the independent accounts during year ended December 31, 2003. Prior to the adoption of this policy, the Audit Committee only approved the audit fee. The following table presents the aggregate fees billed by the independent accountant for services provided to the Company for the fiscal years ended December 31, 2003 and 2002.

                                                     2003              2002
                                                 -------------     -------------
Audit fees (1)                                       $200,000          $180,000
Audit related fees (2)                                 30,500            60,400
Tax fees (3)                                           92,200           144,250
All other fees                                             --                --
                                                 -------------     -------------
                                                     $322,700          $384,650
                                                 =============     =============

(1) Audit fees consisted of professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Forms 10-Q.

(2) Audit related fees for the year ended December 31, 2003 consisted of fees paid for accounting and auditing consultation services and the review of a Company Form 8-K filing. For the year ended December 31, 2002, audit related fees consisted of fees paid accounting and auditing consultation services, the review of and consent issued in connection with the Company's Form S-3 and audits of the Company's employee benefit plan.

(3) Tax fees consisted primarily of assistance related to tax compliance and reporting.


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

  3.1.1    --   Restated Certificate of Incorporation of the Company which was filed as Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and is hereby incorporated herein by reference.

  3.1.2    --   Certificate of Amendment, dated July 17, 2002, to the Restated
                Certificate of Incorporation of the Company which was filed as Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and is hereby incorporated herein by reference.

  3.1.3    --   Certificate of Ownership and Merger, dated September 23, 2003, merging SkyTerra Communications, Inc. into Rare Medium Group,
                Inc. which was filed as Exhibit 3.1.3 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31, 2003, and is hereby incorporated herein by reference.

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
                January 1, 2004, between the Company and Jeffrey A. Leddy which was filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and is hereby incorporated by reference.

  21       --   Subsidiaries of the Company are Electronic System Products,
                Inc., an Illinois corporation; Rare Medium, Inc., a New York corporation; Notus Communications, Inc., a Georgia corporation;
                and MSV Investors Holdings, Inc., a Delaware corporation.

  23.1     --   Consent of KPMG LLP, Independent Auditors which was filed as
                Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and is hereby incorporated by reference.

  23.2     --   Independent Auditors' Report on Schedule which was filed as
                Exhibit 23.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and is hereby incorporated by reference.

  23.3     --   Consent of KPMG LLP, Independent Auditors.

  31.1     --   Certification of Jeffrey A. Leddy, Chief Executive Officer and
                President of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002 (regarding the Annual
                Report on Form 10-K for the fiscal year ended December 31, 2003) which was filed as Exhibit 31.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and is hereby incorporated by reference.

  31.2     --   Certification of Craig J. Kaufmann, Controller and Treasurer of
                the Company, required by Rule 13a-14(a) of the Securities
                Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (regarding the Annual Report on Form
                10-K for the fiscal year ended December 31, 2003) which was filed as Exhibit 31.2 to the Company's Annual Report on Form
                10-K for the fiscal year ended December 31, 2003, and is hereby incorporated by reference.

  31.3     --   Certification of Jeffrey A. Leddy, Chief Executive Officer and
                President of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002 (regarding Amendment No.1 on Form 10-K/A for the fiscal year ended December 31, 2003).

  31.4     --   Certification of Craig J. Kaufmann, Controller and Treasurer of
                the Company, required by Rule 13a-14(a) of the Securities
                Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (regarding Amendment No.1 on Form
                10-K/A for the fiscal year ended December 31, 2003).

  32.1     --   Certification of Jeffrey A. Leddy, Chief Executive Officer and
                President of the Company, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 which was filed as exhibit 32.1 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31, 2003, and is hereby incorporated by reference.

  32.2     --   Certification of Craig J. Kaufmann, Controller and Treasurer of
                the Company, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 which was filed as exhibit 32.2 to the Company's Annual Report on Form
                10-K for the fiscal year ended December 31, 2003, and is hereby incorporated by reference.



                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SKYTERRA COMMUNICATIONS, INC.

Date: April 29, 2004             By:  /s/ JEFFREY A. LEDDY
                                      --------------------
                                 Name:  Jeffrey A. Leddy
                                 Title: Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                Signature                                    Title                              Date
                ---------                                    -----                              ----
           /s/ JEFFREY A. LEDDY             Chief Executive Officer and President          April 29, 2004
           --------------------                 (Principal Executive Officer and
             Jeffrey A. Leddy                   Principal Financial Officer)


          /s/ CRAIG J. KAUFMANN             Controller and Treasurer (Principal            April 29, 2004
          ---------------------                 Accounting Officer)
            Craig J. Kaufmann

           /s/ ANDREW D. AFRICK             Director                                       April 29, 2004
           --------------------
             Andrew D. Africk

           /s/ MICHAEL S. GROSS             Director                                       April 29, 2004
           --------------------
             Michael S. Gross

          /s/ JEFFREY M. KILLEEN            Director                                       April 29, 2004
          ----------------------
            Jeffrey M. Killeen

            /s/ MARC J. ROWAN               Director                                       April 29, 2004
            -----------------
              Marc J. Rowan

          /s/ WILLIAM F. STASIOR            Director                                       April 29, 2004
          ----------------------
            William F. Stasior








                                                                    Exhibit 31.3

                                 CERTIFICATIONS

I, Jeffrey A. Leddy, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-K/A of SkyTerra Communications, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;



         Date:  April 29, 2004         By:  /s/ JEFFREY A. LEDDY
                                            ------------------------------------
                                           Jeffrey A. Leddy
                                           Chief Executive Officer and President
                                           (Principal Executive Officer and
                                           Principal Financial Officer)





                                                                    Exhibit 31.4

                                 CERTIFICATIONS

I, Craig J. Kaufmann, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-K/A of SkyTerra Communications, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.



         Date:  April 29, 2004              By:  /s/ CRAIG J. KAUFMANN
                                                 -------------------------
                                                 Craig J. Kaufmann
                                                 Controller and Treasurer
                                                 (Principal Accounting Officer)






                                                                   Exhibit 23.3

CONSENT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of SkyTerra Communications, Inc.:

     We consent to incorporation by reference in the registration statements Nos. 33-37036, 33-37037, 33-85634, 33-85636, 33-89122, 33-89124, 333-76957 and
333-49290 on Form S-8 of our reports dated March 29, 2004 with respect to the consolidated balance sheets of SkyTerra Communications, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2003, and with respect to the related financial statement schedule, which reports are incorporated by reference in the December 31, 2003 annual report on Form 10-K/A Amendment
No. 1 of SkyTerra Communications, Inc.


/s/ KPMG LLP

New York, New York
April 29, 2004