Form 10-Q
period 2004-03-31
SKYTERRA COMMUNICATIONS INC
filed 2004-05-17
CIK 756502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934 for the period ended March 31, 2004, or


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

As of May 13, 2004, 6,067,476 shares of the registrant's voting common stock and 8,990,212 shares of the registrant's non-voting common stock were outstanding.


                         SKYTERRA COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                           March 31,          December 31,
                                                                                             2004                 2003
                                                                                        ----------------    ----------------
                                                                                          (Unaudited)
                                        Assets
Current assets:
   Cash and cash equivalents                                                                    $10,296              $9,897
   Short-term investments                                                                        15,901              18,795
                                                                                        ----------------    ----------------
     Total cash, cash equivalents and short-term investments                                     26,197              28,692
   Accounts receivable, net                                                                         305                 237
   Note receivable from Verestar, Inc.                                                            2,500               2,500
   Prepaid expenses and other current assets                                                      1,948               1,048
                                                                                        ----------------    ----------------
     Total current assets                                                                        30,950              32,477

Property and equipment, net                                                                          49                  57
Notes receivable from the Mobile Satellite Venture, L.P.                                         64,189              62,638
Note receivable from Motient Corporation, net                                                        --                  --
Investments in affiliates                                                                         2,952               2,769
Other assets                                                                                        154                 158
                                                                                        ----------------    ----------------
       Total assets                                                                             $98,294             $98,099
                                                                                        ================    ================

                          Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                                                                              $2,244              $1,958
   Accrued liabilities                                                                            3,341               3,950
   Deferred revenue                                                                                  72                 158
                                                                                        ----------------    ----------------
     Total current liabilities                                                                    5,657               6,066
                                                                                        ----------------    ----------------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized
  discount of $35,880 and $36,979, respectively                                                  82,643              80,182
                                                                                        ----------------    ----------------
Minority interest                                                                                12,767              12,467
                                                                                        ----------------    ----------------
Stockholders' deficit:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     1,185,230 shares as Series A Convertible Preferred Stock at March 31, 2004
     and 1,171,612 shares at December 31, 2003                                                       --                  --
   Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 6,078,591 shares at March 31, 2004 and 6,075,727 shares at
     December 31, 2003                                                                               61                  61
   Non-voting common stock, $.01 par value. Authorized 100,000,000 shares; issued
     and outstanding 8,990,212 shares at each of March 31, 2004 and December 31, 2003                90                  90
   Additional paid-in capital                                                                   546,511             546,243
   Accumulated deficit                                                                         (549,264)           (546,839)
   Treasury stock, at cost, 6,622 shares                                                           (171)               (171)
                                                                                        ----------------    ----------------
       Total stockholders' deficit                                                               (2,773)               (616)
                                                                                        ----------------    ----------------
       Total liabilities and stockholders' deficit                                              $98,294             $98,099
                                                                                        ================    ================


     See accompanying notes to unaudited consolidated financial statements.

                         SKYTERRA COMMUNICATIONS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands except share data)

                                                                                     Three Months Ended March 31,
                                                                                    --------------------------------
                                                                                         2004              2003
                                                                                    -------------    ---------------
Revenues                                                                                    $817                $--
Cost of revenues                                                                             748                 --
                                                                                    -------------    ---------------
   Gross profit                                                                               69                 --
Expenses:
   Selling, general and administrative                                                     1,764              1,852
   Depreciation and amortization                                                              15                  7
                                                                                    -------------    ---------------
     Total expenses                                                                        1,779              1,859
                                                                                    -------------    ---------------
Loss from operations                                                                      (1,710)            (1,859)
Interest income, net                                                                       2,161              1,509
Loss on investments in affiliates                                                           (151)               (99)
Other income (expense), net                                                                   36                 (5)
Minority interest                                                                           (300)              (269)
                                                                                    -------------    ---------------
Income (Loss) before discontinued operations                                                  36               (723)
Gain from wind-down of discontinued operations                                                --                454
                                                                                    -------------    ---------------
Net income (loss)                                                                             36               (269)
   Cumulative dividends and accretion of convertible preferred stock to
     liquidation value                                                                    (2,461)            (2,399)
                                                                                    -------------    ---------------
Net loss attributable to common stockholders                                             $(2,425)           $(2,668)
                                                                                    =============    ===============
Basic and diluted (loss) earnings per share:
  Continuing operations                                                                   $(0.16)            $(0.20)
  Discontinued operations                                                                     --               0.03
                                                                                    -------------    ---------------
     Net loss per share                                                                   $(0.16)            $(0.17)
                                                                                    =============    ===============
Basic weighted average common shares outstanding                                      15,063,807         15,979,281
                                                                                    =============    ===============


     See accompanying notes to unaudited consolidated financial statements.



                         SKYTERRA COMMUNICATIONS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Three Months Ended March 31,
                                                                                     --------------------------------
                                                                                         2004              2003
                                                                                     -------------     --------------
Cash flows from operating activities:
   Net income (loss)                                                                         $36              $(269)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Gain from discontinued operations                                                        --               (454)
     Depreciation and amortization                                                            15                  7
     Loss on investments in affiliates                                                       151                 99
     Non-cash compensation expense                                                           263                  7
     Non-cash charge for issuance of warrant by consolidated subsidiary                       --                 13
     Changes in assets and liabilities:
       Accounts receivable, net                                                              (68)                --
       Prepaid expenses, interest receivable and other assets                             (2,151)              (898)
       Accounts payable, accrued and other liabilities                                      (306)                59
       Deferred revenue                                                                      (86)                --
                                                                                     -------------     --------------
           Net cash used in continuing operations                                         (2,146)            (1,436)
           Net cash used in discontinued operations                                          (18)              (392)
                                                                                     -------------     --------------
           Net cash used in operating activities                                          (2,164)            (1,828)
Cash flows from investing activities:
   Sales of short-term investments                                                         5,100              1,509
   Purchases of short-term investments                                                    (2,206)                --
   Cash paid for investments in affiliates                                                  (334)                (8)
   Purchases of property and equipment, net                                                   (3)                --
                                                                                     -------------     --------------
           Net cash provided by investing activities                                       2,557              1,501
Cash flows from financing activities:
   Proceeds from issuance of common stock in connection with the exercise
     of options                                                                                 6                --
   Proceeds from contributions to a consolidated subsidiary                                    --                48
                                                                                     -------------     --------------
           Net cash provided by financing activities                                            6                48
                                                                                     -------------     --------------
Net increase (decrease) in cash and cash equivalents                                          399              (279)
Cash and cash equivalents, beginning of period                                              9,897            37,484
                                                                                     -------------     --------------
Cash and cash equivalents, end of period                                                  $10,296           $37,205
                                                                                     =============     ==============


     See accompanying notes to unaudited consolidated financial statements.

                         SKYTERRA COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMENTS

(1)  Description of the Business

     SkyTerra Communications, Inc. (the "Company") operates its business through a group of complementary companies in the telecommunications industry, including the Mobile Satellite Venture, L.P. joint venture ("MSV Joint Venture"), Electronic System Products, Inc. ("ESP"), IQStat, Inc. (now doing business as Navigauge, Inc., "Navigauge"), and Miraxis, LLC ("Miraxis"). Consistent with this strategy, in April 2004, the Company acquired a majority interest in AfriHUB LLC ("AfriHUB"). Through exclusive partnerships with certain Nigerian based universities, AfriHUB intends to provide satellite based broadband Internet access, domestic and international calling services, and a combination of instructor led and distance based technical training.

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

     In the ATC order, the FCC established certain requirements with which a mobile satellite service provider must comply in order to operate an ATC. In November 2003, the MSV Joint Venture filed an application demonstrating its compliance with the requirements. The FCC has put the application out for public comment, and all objections and responses, if any, should be filed with the FCC during the second quarter of 2004.

     The Company is headquartered in New York, New York.

(2) Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2003 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation.

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

     Pursuant to the joint venture agreement among the partners of the MSV Joint Venture (the "MSV Joint Venture Agreement"), in the event that the MSV Joint Venture had received final regulatory approval from the FCC, as that phrase is defined in the MSV Joint Venture Agreement, by March 31, 2003 for its ATC applications, the Other MSV Investors would have been obligated to invest an additional $50.0 million in the MSV Joint Venture. As the final regulatory approval from the FCC, as defined in the MSV Joint Venture Agreement, was not received by March 31, 2003, the additional investment was not required. However, the Other MSV Investors retained the option to invest the $50.0 million on the same terms and conditions until June 30, 2003. Prior to its expiration, the option was extended until August 2003. On August 8, 2003, the MSV Joint Venture Agreement was amended and certain of the Other MSV Investors agreed to invest $3.7 million in the MSV Joint Venture and retain the option to invest an additional $17.6 million under certain terms and conditions. On April 2, 2004, those certain Other MSV Investors exercised the option in full.

     Under the amended MSV Joint Venture Agreement, the convertible notes held by the MSV Investors Subsidiary will automatically convert into equity interests in the MSV Joint Venture upon the repayment of (i) the outstanding principal and accrued interest on certain outstanding debt of the MSV Joint Venture and (ii) the accrued interest on all outstanding convertible notes of the MSV Joint Venture, including the convertible notes held by the MSV Investors Subsidiary. Such principal and accrued interest totaled approximately $39.1 million following the April 2, 2004 exercise of the option held by the certain Other MSV Investors and will need to increase thereafter by an amount equal to the additional interest accrued on the certain outstanding debt and convertible notes. Any additional equity investments used to repay these obligations must be made at a valuation of the MSV Joint Venture equal to or greater than the valuation at the time the MSV Investors Subsidiary purchased the notes. Currently, the MSV Investors Subsidiary owns, upon conversion, approximately 27.4% of the equity interests in the MSV Joint Venture.

     The $10.2 million received from unaffiliated persons as an investment into the MSV Investors Subsidiary, as well as their share of the equity in earnings of the MSV Investors Subsidiary, is reflected in the accompanying consolidated financial statements as minority interest.

(4)  Business Transactions

     (a) Verestar Transactions

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

     In March 2004, the Company executed an asset purchase agreement to acquire, through a newly formed subsidiary, substantially all of the assets and business of Verestar pursuant to Section 363 of the Bankruptcy Code. The transaction was subject to a number of contingencies, including an auction on March 30, 2004 at which Verestar considered higher and better offers. At the auction, a bid was accepted from a strategic buyer at a price higher than the Company was willing to offer.

     In April 2004, Verestar paid the Company approximately $2.9 million representing the $2.5 million outstanding principal amount of the senior secured note and approximately $0.4 million representing certain other amounts owed to the Company and/or one of its subsidiaries.

     In connection with the termination of the August 2003 securities purchase agreement on December 22, 2003, the Company believes that it is entitled to a $3.5 million break up fee and potentially certain other damages from Verestar's parent company. Verestar's parent company has not agreed that all such amounts are due, and the Company is currently in discussions to resolve the issue (see
Note 9).

     (b) Interest in Miraxis

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

     In April 2003, the Company acquired additional Series C Preferred Shares and warrants for approximately $40,000. Between June 2003 and September 2003, the Company purchased promissory notes from Miraxis with an aggregate principal amount of approximately $0.1 million. In November 2003, the promissory notes were converted to Series D Preferred Shares. In 2004 through the date hereof, the Company purchased additional promissory notes with an aggregate principal balance of approximately $0.1 million. Currently, the Company holds approximately 40% of the ownership interests of Miraxis. The Company's President and Chief Executive Officer currently holds an approximate 1% interest in Miraxis.

     Miraxis License Holdings, LLC ("MLH"), an entity unaffiliated with Miraxis, other than as described herein, holds the rights to certain orbital slots that Miraxis has acquired access to in order to implement its business plan. Miraxis issued 10% of its outstanding common equity on a fully diluted basis to MLH as partial consideration for access to those slots. In addition, Miraxis expects to pay certain royalties to MLH for use of the slots should it ever launch satellites. Prior to becoming affiliated with the Company, its Chief Executive Officer and President acquired a 2% interest in MLH. In addition, prior to the Company acquiring an interest in Miraxis, an affiliate of the Company's preferred stockholders acquired an approximate 70% interest in MLH.

     In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN No. 46R"), beginning January 1, 2004, the operating results and financial position of Miraxis have been included in the consolidated financial statements. Prior to January 1, 2004, this investment was included in "Investments in Affiliates" on the accompanying consolidated balance sheets and was accounted for under the equity method with the Company's share of Miraxis' loss being recorded in "Loss on Investments in Affiliates" on the accompanying consolidated statements of operations. The consolidation of Miraxis did not have a material impact on the Company's operating results or financial position.

     (c) Interest in Navigauge

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

     In connection with the acquisition of ESP in August 2003, the Company obtained indirect ownership of Series A Preferred Shares representing an additional 16% ownership interest in Navigauge. In December 2003, the Company acquired additional Series B Preferred Shares and warrants for approximately $0.1 million. In 2004 through the date hereof, the Company acquired additional Series B Preferred Shares and warrants from Navigauge for approximately $0.5 million. Furthermore, in April 2004 and May 2004, the Company purchased short-term promissory notes from Navigauge with an aggregate principal amount of approximately $0.3 million. Currently, the Company owns approximately 25% of the outstanding equity of Navigauge.

     This investment is included in "Investments in Affiliates" on the accompanying consolidated balance sheets and is being accounted for under the equity method with the Company's share of Navigauge's loss being recorded in "Loss on Investments in Affiliates" on the accompanying consolidated statements of operations.

(5)  Note Receivable from Motient

     On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, the Company cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million (the "New Motient Note") that was issued by a new, wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture ("MSV Holdings Inc."). The New Motient Note is due on May 1, 2005 and bears interest at a rate of 9% per annum. Although the New Motient Note is unsecured, there are material restrictions placed on MSV Holdings Inc.'s assets, and MSV Holdings Inc. is prohibited from incurring or guarantying any debt in excess of $21.0 million (including the New Motient Note). Additionally, there are events of default (e.g., a bankruptcy filing by Motient) that would accelerate the due date of the New Motient Note. In April 2004, Motient paid approximately $0.5 million of interest accrued on the New Motient Note. This amount has been reflected in the accompanying consolidated statement of operations as interest income and in the accompanying consolidated balance sheets in prepaid expenses and other current assets. As a result of the uncertainty with respect to the ultimate collection on the remaining amounts due on the New Motient Note, a reserve continues to be maintained for the entire principal amount of the note and unpaid interest accrued thereon (see Note 9).

(6)  Stock Option Plans

     The Company accounts for its stock option plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), as clarified by FASB Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation," and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

     APB Opinion No. 25 does not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally results in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of the Company's common stock and vesting schedules of underlying awards. As a result of the re-pricing of certain stock options, for the three months ended March 31, 2004 and 2003, the Company recognized compensation expense of approximately $0.3 million and $7,000, respectively.

     The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards:


                                                                               Three Months Ended March 31,
                                                                              --------------------------------
                                                                                   2004              2003
                                                                              ---------------    -------------
Net income (loss), as reported                                                           $36           $(269)
Add:  Stock-based compensation expense, as reported                                      263               7
Deduct:  Total stock-based compensation expense determined under fair value
   based method for all awards                                                           (65)           (159)
                                                                              ---------------    -------------
Pro forma net income (loss)                                                             $234           $(421)
                                                                              ===============    =============

Basic and diluted net loss attributable to common stockholders per share
   As reported                                                                        $(0.16)         $(0.17)
   Pro forma                                                                          $(0.15)         $(0.18)

     For the three months ended March 31, 2004, the Company issued options to purchase 145,000 shares of common stock at a weighted average fair value of $1.77 using the Black-Scholes option pricing model. No stock options were issued during the three months ended March 31, 2003.

(7)  Discontinued Operations

     From 1998 through the third quarter of 2001, the Company's principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket, Inc. subsidiary ("LiveMarket"), was made at the end of the third quarter of 2001. As of March 31, 2004, cash of approximately $32,000 (excluding the $0.3 million of cash collateralizing a letter of credit) was the remaining asset of Rare Medium, Inc. and LiveMarket. The liabilities of these subsidiaries totaled approximately $2.3 million, consisting of accounts payable and accrued expenses. Included in the total liabilities of these subsidiaries is $1.0 million related to a lease obligation which is guaranteed by the Company. The total maximum potential liability of this guarantee is $3.4 million, subject to certain defenses by the Company. Rare Medium, Inc. holds $0.3 million of cash in a certificate of deposit which is maintained as collateral for a letter of credit supporting the lease obligation. For the three months ended March 31, 2004 and 2003, the Company recognized a gain of nil and approximately $0.5 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

(8)  Related Party Transactions

     During the three months ended March 31, 2004, ESP recognized revenues totaling approximately $0.4 million for certain services provided to Navigauge and the MSV Joint Venture.

(9) Contingencies

    Motient Note Receivable

     On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, the Company cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million (the "New Motient Note") that was issued by a new, wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture ("MSV Holdings Inc."). The New Motient Note is due on May 1, 2005 and bears interest at a rate of 9% per annum. Although the New Motient Note is unsecured, there are material restrictions placed on MSV Holdings Inc.'s assets, and MSV Holdings Inc. is prohibited from incurring or guarantying any debt in excess of $21.0 million (including the New Motient Note). Additionally, there are events of default (e.g., a bankruptcy filing by Motient) that would accelerate the due date of the New Motient Note. In April 2004, Motient paid approximately $0.5 million of interest accrued on the New Motient Note. This amount has been reflected in the accompanying consolidated statement of operations as interest income and in the accompanying consolidated balance sheets in prepaid expenses and other current assets. As a result of the uncertainty with respect to the ultimate collection on the remaining amounts due on the New Motient Note, a reserve continues to be maintained for the entire principal amount of the note and unpaid interest accrued thereon. If the Company recovers any amount on the principal of the New Motient Note, adjustments to the reserve would be reflected as other income in the accompanying consolidated statements of operations.

   Verestar Transactions

     On August 29, 2003, we signed a securities purchase agreement to acquire, through a newly formed subsidiary, approximately 66.7% (on a fully-diluted basis) of Verestar. Concurrent with the signing of the securities purchase agreement, we purchased a 10% senior secured note with a principal balance of $2.5 million and a due date of August 2007. We terminated the securities purchase agreement on December 22, 2003. Subsequently, Verestar filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In connection with the Verestar bankruptcy, we entered into a stipulation with Verestar under which the parties agreed to, among other things, the validity and enforcement of the obligation under the senior secured note and the Company's security interest in Verestar's assets. The bankruptcy court approved the stipulation on February 9, 2004. On March 26, 2004, the Company entered a consent order with the Creditors' Committee pursuant to which the Creditors' Committee stipulated to the allowance of the $2.5 million secured claim on the senior secured note. On April 30, 2004, Verestar repaid the $2.5 million principal amount of the senior secured note. The Company also stipulated to extend until June 16, 2004, the time in which the Creditors' Committee could object to certain additional claims of the Company under the note.

     In connection with our termination of the securities purchase agreement on December 22, 2003, the Company believes that it is entitled to a $3.5 million break up fee and potentially certain other damages from Verestar's parent company. Verestar's parent company has not agreed that all such amounts are due, and the Company is currently in discussions to resolve the issue. There can be no assurance that the Company will be successful in collecting all or part of the amount claimed. As such, we have not reflected this contingency in our consolidated financial statements. However, if the Company is successful in collecting any amount on this claim, a gain would be reflected in the accompanying consolidated statements of operations.

   MSV Joint Venture Convertible Notes Receivable

     As of March 31, 2004, the carrying value of the convertible notes from the MSV Joint Venture approximates fair value based on recent funding transactions. The MSV Joint Venture plans, subject to the receipt of certain FCC authorizations and Industry Canada approvals and raising adequate capital and/or entering into agreements with one or more strategic partners, to develop, build and operate a next-generation satellite system complemented by ATC. If the FCC authorization for the MSV Joint Venture to operate an ATC is not received, the MSV Joint Venture's business will be limited, and the value of the Company's interest in the MSV Joint Venture may be significantly impaired.

   Litigation

     On November 19, 2001, five of the Company's shareholders filed a complaint against the Company, certain of its subsidiaries and certain of the current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, the Company filed a motion to dismiss on behalf of itself and its current and former officers and directors. On March 7, 2003, the Court denied the motion to dismiss, and discovery commenced. The Company expects to file and complete briefing on a motion for summary judgment in the third quarter of 2004. The Company intends to continue to dispute this matter vigorously.

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

(10)  Subsequent Events

     On April 19, 2004, the Company signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of $1.5 million. Through exclusive partnerships with certain Nigerian based universities, AfriHUB intends to provide satellite based broadband Internet access, domestic and international calling services, and a combination of instructor led and distance based technical training. The Company's investment is payable in three tranches based upon progress made by AfriHUB against its business plan. As of the date hereof, the Company has purchased $0.5 million of membership interests from AfriHUB. Our ownership interest is subject to dilution if AfriHUB meets certain operating and financial metrics.

     On April 30, 2004, Verestar paid the Company approximately $2.9 million representing the $2.5 million outstanding principal amount of the senior secured note and approximately $0.4 million representing certain other amounts owed to the Company and/or one of its subsidiaries.

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

Overview

     We operate our business through a group of complementary companies in the telecommunications industry, including the MSV Joint Venture, ESP, IQStat (now doing business as Navigauge) and Miraxis. Consistent with this strategy, in April 2004, we acquired a majority interest in AfriHUB LLC ("AfriHUB"). AfriHUB intends to provide satellite based broadband Internet access and domestic and international calling services to the African continent with a particular focus on the Nigerian market.

     On April 19, 2004, we signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of $1.5 million. Our ownership interest is subject to dilution if AfriHUB meets certain operating and financial metrics. Through exclusive partnerships with certain Nigerian based universities, AfriHUB intends to provide satellite based broadband Internet access, domestic and international calling services, and a combination of instructor led and distance based technical training. The first two campus facilities are expected to be operational by the third quarter of 2004.

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

     On March 8, 2004, we executed an asset purchase agreement to acquire, through a newly formed subsidiary, substantially all of the assets and business of Verestar pursuant to Section 363 of the Bankruptcy Code. The transaction was subject to a number of contingencies, including an auction on March 30, 2004 at which Verestar considered higher and better offers. At the auction, a bid was accepted from a strategic buyer at a price higher than we were willing to offer.

     We continue to evaluate a number of other business opportunities and are currently engaged in a number of separate and unrelated preliminary discussions concerning possible joint ventures and other transactions. We are in the early stages of such discussions and have not entered into any definitive agreements with respect to any material transaction, other than what has been described in this Form 10-Q. Prior to consummating any transaction, we will have to, among other things, initiate and satisfactorily complete a due diligence investigation, negotiate the financial and other terms (including price) and conditions of such transaction, obtain appropriate board of directors', regulatory and other necessary consents and approvals and secure financing, to the extent deemed necessary.

     As a result of the decision to discontinue the operations of Rare Medium, Inc. and its subsidiary LiveMarket, the results of operations of these businesses have been accounted for as discontinued operations. Accordingly, our discussion in the section entitled "Results of Operations" focuses on our continuing operations and includes our results and those of our MSV Investors Subsidiary, ESP and Miraxis. As we acquired a controlling interest in AfriHUB in April 2004, we will include the operating results of AfriHUB in our consolidated statements of operations beginning in the second quarter of 2004.

Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

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

     Revenues for the three months ended March 31, 2004 increased to $0.8 million from nil for the three months ended March 31, 2003, an increase of $0.8 million. This increase was due to the acquisition of ESP on August 25, 2003. In future periods, we expect to report an increase in revenues as AfriHUB expects to begin offering its services on two university campuses in Nigeria by the third quarter of 2004.

   Cost of Revenues

     Cost of revenues includes the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues for the three months ended March 31, 2004 increased to $0.7 million from nil for the three months ended March 31, 2003, an increase of $0.7 million. This increase was due to the acquisition of ESP on August 25, 2003. In future periods, we expect to report an increase in cost of revenues as AfriHUB expects to begin offering its services on two university campuses in Nigeria by the third quarter of 2004.

   Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the three months ended March 31, 2004 decreased to $1.8 million from $1.9 million for the three months ended March 31, 2003, a decrease of $0.1 million. This decrease was primarily related to the approximately $0.6 million charge recognized in the three months ended March 31, 2003 relating to bonuses for certain executive officers for services provided during the year ended December 31, 2002 and the severance and benefits for the Company's former Controller and former Treasurer, partially offset by the $0.3 million of expenses incurred by ESP in the three months ended March 31, 2004. Furthermore, we recognized approximately $0.3 million and $7,000 of non-cash compensation expense in the three months ended March 31, 2004 and 2003, respectively, relating to the re-pricing of certain stock options in 2001 and 2002. As these costs relate to our current operations, including ESP and AfriHUB, we expect our selling, general and administrative expense, excluding any non-cash compensation expense arising from fluctuations in the price of our common stock in association with the repricing of certain stock options in 2001 and 2002, to increase in future periods as AfriHUB continues to build its business.

   Depreciation and Amortization Expense

     Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of the financing costs associated with the issuance of our Series A convertible preferred stock. Depreciation and amortization expense for the three months ended March 31, 2004 increased to approximately $15,000 from approximately $7,000 for the three months ended March 31, 2003, an increase of approximately $8,000. This increase is primarily the result of the depreciation of ESP's property and equipment after the August 2003 acquisition. We expect depreciation and amortization expense to increase in future periods as AfriHUB builds the network infrastructure necessary for it to launch its service.

   Interest Income, Net

     Interest income, net for the three months ended March 31, 2004 is mainly comprised of the interest earned on our cash, cash equivalents, and short-term investments and on our notes receivable from the MSV Joint Venture, Verestar and Motient. As a result of the uncertainty with respect to the ultimate collection of amounts due under the New Motient Note, interest income is recognized as payments are received.

   Loss on Investment in Affiliates

     For the three months ended March 31, 2004, we recorded a loss on investments in affiliates of approximately $0.2 million relating to our proportionate share of Navigauge's operating loss. For the three months ended March 31, 2003, we recorded a loss on investments in affiliates of approximately $0.1 million for our proportionate share of Miraxis' operating loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

   Minority Interest

     For each of the three months ended March 31, 2004 and 2003, we recorded minority interest of approximately $0.3 million relating to the equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who invested approximately $10.2 million in our MSV Investors Subsidiary.

   Gain from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the three months ended March 31, 2004 and 2003, we recognized a gain of nil and $0.5 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

   Net Loss Attributable to Common Stockholders

     For the three months ended March 31, 2004, we recorded a net loss attributable to common stockholders of approximately $2.4 million. The loss was due primarily to the $2.5 million of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

     We had $26.2 million in cash, cash equivalents and short-term investments as of March 31, 2004. Cash used in operating activities from continuing operations was $2.2 million for the three months ended March 31, 2004 and resulted primarily from cash used for general corporate overhead including payroll and professional fees. We expect cash used in continuing operations to increase in future periods as AfriHUB launches its service. Cash used by discontinued operations was $18,000 for the three months ended March 31, 2004 and resulted from cash used for settlement of vendor liabilities and legal and advisory fees.

     For the three months ended March 31, 2004, cash used in investing activities, excluding purchases and sales of short-term investments, consisted primarily of the $0.3 million used to purchase investments in Navigauge. Other than our agreements with ESP and AfriHUB as described below, we do not have any future funding commitments with respect to any of our investments. However, we expect that the MSV Joint Venture, Miraxis, and Navigauge will require additional funding from time to time, and we may choose to provide additional funding, subject to our liquidity and capital resources at the time.

   Motient Promissory Note

     On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, we cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million that was issued by MSV Holding, Inc., a new, wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture. The New Motient Note is due on May 1, 2005 and bears interest at a rate of 9% per annum. Although the New Motient Note is unsecured, there are material restrictions placed on the use of MSV Holdings Inc.'s assets, and MSV Holdings Inc. is prohibited from incurring or guarantying any debt in excess of $21.0 million (including the New Motient
Note). Additionally, there are events of default (e.g., a bankruptcy filing by Motient) that would accelerate the due date of the New Motient Note. In April 2004, Motient paid approximately $0.5 million of interest accrued on the New Motient Note. This amount has been reflected in the accompanying consolidated statement of operations as interest income and in the accompanying consolidated balance sheets as prepaid expenses and other current assets. As a result of the uncertainty with respect to the ultimate collection on the remaining amounts due on the New Motient Note, a reserve continues to be maintained for the entire principal amount of the note and unpaid interest accrued thereon. If the Company recovers any amount on the principal of the New Motient Note, adjustments to the reserve would be reflected as other income in the accompanying consolidated statements of operations.

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

     Pursuant to the MSV Joint Venture Agreement, in the event that the MSV Joint Venture had received final regulatory approval from the FCC, as that phrase is defined in the MSV Joint Venture Agreement, by March 31, 2003 for its ATC applications, the Other MSV Investors would have been obligated to invest an additional $50.0 million in the MSV Joint Venture. As the final regulatory approval from the FCC, as defined in the MSV Joint Venture Agreement, was not received by March 31, 2003, the additional investment was not required. However, the Other MSV Investors retained the option to invest the $50.0 million on the same terms and conditions until June 30, 2003. Prior to its expiration, the option was extended until August 2003. On August 8, 2003, the MSV Joint Venture Agreement was amended and certain of the Other MSV Investors agreed to invest $3.7 million in the MSV Joint Venture and retained the option to invest an additional $17.6 million under certain terms and conditions. On April 2, 2004, those certain Other MSV Investors exercised the option in full.

     Under the amended MSV Joint Venture Agreement, the convertible notes held by our MSV Investors Subsidiary will automatically convert into equity interests in the MSV Joint Venture upon the repayment of (i) the outstanding principal and accrued interest on certain outstanding debt of the MSV Joint Venture and (ii) the accrued interest on all outstanding convertible notes of the MSV Joint Venture, including the convertible notes held by the MSV Investors Subsidiary. Such principal and accrued interest totaled approximately $39.1 million following the April 2, 2004 exercise of the option held by the certain Other MSV Investors and will need to increase thereafter by an amount equal to the additional interest accrued on the certain outstanding debt and convertible notes. Any additional equity investments used to repay these obligations must be made at a valuation of the MSV Joint Venture equal to or greater than the valuation at the time the MSV Investors Subsidiary purchased the notes. Currently, the MSV Investors Subsidiary owns, upon conversion, approximately 27.4% of the equity interests in the MSV Joint Venture.

     The fair value of the convertible notes approximates book value based on the equity value of the MSV Joint Venture's recent funding transactions assuming conversion of such note.

   Verestar Transactions

     On August 29, 2003, we signed a securities purchase agreement to acquire, through a newly formed subsidiary, approximately 66.7% (on a fully-diluted basis) of Verestar. Concurrent with the signing of the securities purchase agreement, we purchased a 10% senior secured note with a principal balance of $2.5 million and a due date of August 2007. We terminated the securities purchase agreement on December 22, 2003. Subsequently, Verestar filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In connection with the Verestar bankruptcy, we entered into a stipulation with Verestar under which the parties agreed to, among other things, the validity and enforcement of the obligation under the senior secured note and the Company's security interest in Verestar's assets. The bankruptcy court approved the stipulation on February 9, 2004. On March 26, 2004, we entered a consent order with the Creditors' Committee pursuant to which the Creditors' Committee stipulated to the allowance of the $2.5 million secured claim on our senior secured note. The Company also stipulated to extend until June 16, 2004, the time in which the Creditors' Committee could object to certain additional claims of the Company under the note. On April 30, 2004, Verestar repaid the $2.5 million principal amount of the senior secured note, along with an additional approximately $0.4 million representing certain other amounts owed to the Company and/or one of its subsidiaries.

     On March 8, 2004, we executed an agreement to acquire, through a newly formed subsidiary, substantially all of the assets and business of Verestar pursuant to Section 363 of the Bankruptcy Code. The transaction was subject to a number of contingencies, including an auction on March 30, 2004 at which Verestar considered higher and better offers. At the auction, a bid was accepted from a strategic buyer at a price higher than we were willing to offer. The Company continues to pursue certain amounts owed under that agreement.

     In connection with our termination of the August 29, 2003 securities purchase agreement on December 22, 2003, we believe that we are entitled to a $3.5 million break up fee and potentially certain other damages from Verestar's parent company. Verestar's parent company has not agreed that all such amounts are due, and we are currently in discussions to resolve the issue. There can be no assurance that we will be successful in collecting all or part of the amount claimed. As such, we have not reflected this contingency in our consolidated financial statements. However, if we are successful in collecting any amount on this claim, a gain would be reflected in our consolidated statements of operations.

   ESP Senior Secured Promissory Notes

     On August 25, 2003, for nominal consideration, we acquired all of the outstanding common stock of ESP, a product development and engineering services firm that creates products for and provides consulting and engineering services to the telecommunications, broadband, satellite communications, and wireless industries. Subsequent to the stock purchase, we agreed to purchase up to $0.8 million of senior secured promissory notes from ESP and up to an additional $0.6 million of senior secured promissory notes if ESP meets certain financial performance metrics. As of March 31, 2004, we purchased approximately $1.2 million in aggregate principal of these senior secured notes.

   AfriHUB Commitment

     On April 19, 2004, we signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of of $1.5 million. Through exclusive partnerships with certain Nigerian based universities, AfriHUB intends to provide satellite based broadband Internet access, domestic and international calling services, and a combination of instructor led and distance based technical training. Our investment is payable in three tranches based upon progress made by AfriHUB against its business plan. As of the date hereof, we have purchased $0.5 million of membership interests from AfriHUB. If AfriHUB meets the remaining funding milestones, we would purchase the remaining $1.0 million of membership interests by the end of the second quarter of 2004. Our ownership interest is subject to dilution if AfriHUB meets certain operating and financial metrics.

Recently Issued Accounting Standards

     In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN No. 46R"). FIN No. 46R provides clarification on the consolidation of certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have certain characteristics of a controlling financial interest ("variable interest entities" or "VIEs"). FIN No. 46R requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE and is effective immediately for VIEs created after January 31, 2003 and in the first fiscal year or interim period beginning after December 15, 2003 for any VIEs created prior to January 31, 2003. In accordance with FIN No. 46R, we have included the operating results and financial position of Miraxis in our consolidated financial statements. The consolidation of Miraxis did not have a material impact on our operating results or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     As of March 31, 2004, we had $26.2 million of cash, cash equivalents and short-term cash investments. These cash, cash equivalents and short-term cash investments are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

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


                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

     On November 19, 2001, five of the Company's shareholders filed a complaint against the Company, certain of its subsidiaries and certain of the current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, the Company filed a motion to dismiss on behalf of itself and its current and former officers and directors. On March 7, 2003, the Court denied the motion to dismiss, and discovery commenced. The Company expects to file and complete briefing on a motion for summary judgment in the third quarter of 2004. The Company intends to continue to dispute this matter vigorously.

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

  32.1      -  Certification of Jeffrey A. Leddy, Chief Executive Officer a nd
               President of SkyTerra Communications, Inc., Pursuant to 18 U.S.C
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2      -  Certification of Craig J. Kaufmann, Controller and Treasurer of
               SkyTerra Communications, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

         On March 9, 2004, the Company filed a report on Form 8-K announcing the execution of a purchase agreement (subject to certain contingencies) to acquire substantially all of the assets and business of Verestar, Inc.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 17, 2004                    By: /s/ JEFFREY A. LEDDY
                                           ------------------------------------
                                           Jeffrey A. Leddy
                                           Chief Executive Officer and President
                                           (Principal Executive Officer and
                                           Principal Financial Officer)

Date:  May 17, 2004                    By: /s/ CRAIG J. KAUFMANN
                                           ------------------------------------
                                           Craig J. Kaufmann
                                           Controller and Treasurer
                                           (Principal Accounting Officer)