Form 10-Q
period 2004-06-30
SKYTERRA COMMUNICATIONS INC
filed 2004-08-16
CIK 756502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934 for the period ended June 30, 2004, or


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

As of August 13, 2004, 6,075,976 shares of the registrant's voting common stock and 8,990,212 shares of the registrant's non-voting common stock were outstanding.

                                     INDEX

                                                                           Page
                                                                           ----

Part I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
     Consolidated Balance Sheets as of June 30, 2004
       (Unaudited) and December 31, 2003                                      2
     Unaudited Consolidated Statements of Operations - Three months
       and six months ended June 30, 2004 and 2003                            3
     Unaudited Consolidated Statements of Cash Flows -
       Six months ended June 30, 2004 and 2003                                4
     Notes to Unaudited Consolidated Financial Statements                     5
Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                     14
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          21
Item 4.  Controls and Procedures                                             21
Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                   22
Item 2.  Changes in Securities                                               23
Item 3.  Defaults Upon Senior Securities                                     23
Item 4.  Submission of Matters to a Vote of Security Holders                 23
Item 5.  Other Information                                                   23
Item 6.  Exhibits and Reports on Form 8-K                                    23
SIGNATURES                                                                   24


                         SKYTERRA COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                         June 30,          December 31,
                                                                                           2004                2003
                                                                                      ----------------    ---------------
                                                                                        (Unaudited)
                                       Assets
Current assets:
   Cash and cash equivalents                                                                   $9,408             $9,897
   Short-term investments                                                                      17,587             18,795
                                                                                      ----------------    ---------------
     Total cash, cash equivalents and short-term investments                                   26,995             28,692
   Accounts receivable, net                                                                       143                237
   Note receivable and accrued interest from Motient Corporation, net                          22,516                 --
   Note receivable from Verestar, Inc.                                                             --              2,500
   Prepaid expenses and other current assets                                                    2,481              1,048
                                                                                      ----------------    ---------------
     Total current assets                                                                      52,135             32,477

Property and equipment, net                                                                       207                 57
Notes receivable and accrued interest from Mobile Satellite Venture, L.P.                      65,788             62,638
Investments in affiliates                                                                       3,456              2,769
Other assets                                                                                      685                158
                                                                                      ----------------    ---------------
       Total assets                                                                          $122,271            $98,099
                                                                                      ================    ===============

                    Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable                                                                            $1,680             $1,958
   Accrued liabilities                                                                          3,071              3,950
   Deferred revenue                                                                                68                158
                                                                                      ----------------    ---------------
     Total current liabilities                                                                  4,819              6,066
                                                                                      ----------------    ---------------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized
  discount of $34,785 and $36,979, respectively                                                85,116             80,182
                                                                                      ----------------    ---------------
Minority interest                                                                              13,308             12,467
                                                                                      ----------------    ---------------
Stockholders' equity (deficit):
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     1,199,007 shares as Series A Convertible Preferred Stock at June 30, 2004
     and 1,171,612 shares at December 31, 2003                                                     --                 --
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and outstanding 6,073,476 shares at June 30, 2004 and 6,075,727 shares at December
     31, 2003                                                                                      61                 61
   Non-voting common stock, $.01 par value.  Authorized 100,000,000 shares; issued
     and outstanding 8,990,212 shares at each of June 30, 2004 and December 31, 2003               90                 90
   Additional paid-in capital                                                                 547,313            546,243
   Accumulated deficit                                                                       (528,436)          (546,839)
   Treasury stock, at cost, nil shares at June 30, 2004 and 6,622 shares at
     December 31, 2003                                                                             --               (171)
                                                                                      ----------------    ---------------
       Total stockholders' equity (deficit)                                                    19,028               (616)
                                                                                      ----------------    ---------------
       Total liabilities and stockholders' equity (deficit)                                  $122,271            $98,099
                                                                                      ================    ===============


     See accompanying notes to unaudited consolidated financial statements.

                         SKYTERRA COMMUNICATIONS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands except share data)

                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                         ------------------------------    -----------------------------
                                                             2004             2003             2004            2003
                                                         --------------    ------------    -------------   -------------
Revenues                                                         $543              $--           $1,360             $--
Cost of revenues                                                  589               --            1,337              --
                                                         --------------    ------------    -------------   -------------
  Gross (loss) profit                                             (46)              --               23              --
Expenses:
   Selling, general and administrative                          2,384            1,469            4,148           3,321
   Depreciation and amortization                                   35                6               50              13
                                                         --------------    ------------    -------------   -------------
     Total expenses                                             2,419            1,475            4,198           3,334
                                                         --------------    ------------    -------------   -------------
Loss from operations                                           (2,465)          (1,475)          (4,175)         (3,334)
Interest income, net                                            5,429            1,555            7,590           3,064
Loss on investments in affiliates                                (372)            (100)            (523)           (199)
Other income (expense), net                                    20,868               --           20,904              (5)
Minority interest                                                (159)            (278)            (459)           (547)
                                                         --------------    ------------    -------------   -------------
Income (loss) from continuing operations                       23,301             (298)          23,337          (1,021)
Gain from wind-down of discontinued operations                     --              109               --             563
                                                         --------------    ------------    -------------   -------------
Net income (loss)                                              23,301             (189)          23,337            (458)
   Cumulative dividends and accretion of convertible
     preferred stock to liquidation value                      (2,473)          (2,414)          (4,934)         (4,813)
                                                         --------------    ------------    -------------   -------------
Net income (loss) attributable to common stockholders         $20,828          $(2,603)         $18,403         $(5,271)
                                                         ==============    ============    =============   =============
Basic earnings (loss) per common share:
  Continuing operations                                          $1.38         $ (0.18)           $1.22         $ (0.38)
  Discontinued operations                                           --            0.01               --            0.04
                                                         --------------    ------------    -------------   -------------
     Net earnings (loss) per common share                        $1.38         $ (0.17)           $1.22         $ (0.34)
                                                         ==============    ============    =============   =============
Diluted earnings (loss) per common share:
  Continuing operations                                          $1.33         $ (0.18)           $1.18          $(0.38)
  Discontinued operations                                           --            0.01               --            0.04
                                                         --------------    ------------    -------------   -------------
     Net earnings (loss) per common share                        $1.33         $ (0.17)           $1.18          $(0.34)
                                                         ==============    ============    =============   =============
Weighted average common shares outstanding:
  Basic                                                     15,059,698      15,301,999       15,061,753      15,638,769
                                                         ==============    ============    =============   =============
  Diluted                                                   15,707,635      15,301,999       15,643,938      15,638,769
                                                         ==============    ============    =============   =============

          See accompanying notes to unaudited consolidated financial statements.


                         SKYTERRA COMMUNICATIONS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Six Months Ended June 30,
                                                                                     --------------------------------
                                                                                         2004              2003
                                                                                     --------------    --------------
Cash flows from operating activities:
   Net income (loss)                                                                      $23,337             $(458)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Gain from adjustment to reserve for note receivable and accrued interest
       from Motient Corporation                                                           (22,516)                --
     Gain from discontinued operations                                                         --               (563)
     Depreciation and amortization                                                             50                 13
     Loss on investments in affiliates                                                        523                199
     Minority interest                                                                        459                547
     Non-cash compensation expense                                                            996                122
     Non-cash charge for issuance of warrants by consolidated subsidiaries                    338                 28
     Changes in assets and liabilities (excluding effects of acquisitions):
       Accounts receivable, net                                                                94                 --
       Prepaid expenses, interest receivable and other assets                              (4,563)            (1,870)
       Accounts payable and accrued liabilities                                            (1,322)              (495)
       Deferred revenue                                                                       (90)                 --
                                                                                     --------------    --------------
           Net cash used in continuing operations                                          (2,694)            (2,477)
           Net cash used in discontinued operations                                           (30)              (299)
                                                                                     --------------    --------------
           Net cash used in operating activities                                           (2,724)            (2,776)
Cash flows from investing activities:
   Sales of short-term investments                                                         10,023              2,000
   Purchases of short-term investments                                                     (8,815)            (6,499)
   Proceeds from the repayment of note receivable from Verestar                             2,500                 --
   Cash paid for investments in affiliates                                                 (1,210)              (356)
   Purchases of property and equipment                                                       (170)                (3)
   Cash paid for acquisitions, net of cash acquired and acquisition costs                    (105)                 --
                                                                                     --------------    --------------
           Net cash provided by (used in) investing activities                              2,223             (4,858)
Cash flows from financing activities:
   Proceeds from issuance of common stock in connection with the exercise
     of options                                                                                12                 --
   Cash paid in connection with tender offer                                                   --             (1,204)
   Proceeds from contributions to a consolidated subsidiary                                    --                 48
                                                                                     --------------    --------------
           Net cash provided by (used in) financing activities                                 12             (1,156)
                                                                                     --------------    --------------
Net decrease in cash and cash equivalents                                                    (489)            (8,790)
Cash and cash equivalents, beginning of period                                              9,897             37,484
                                                                                     --------------    --------------
Cash and cash equivalents, end of period                                                   $9,408            $28,694
                                                                                     ==============    ==============


          See accompanying notes to unaudited consolidated financial statements.

                         SKYTERRA COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Business

     SkyTerra Communications, Inc. (the "Company") operates its business through a group of complementary companies in the telecommunications industry, including the Mobile Satellite Venture, L.P. joint venture ("MSV Joint Venture"), currently a provider of mobile digital voice and data communications services via satellite in North America; Electronic System Products, Inc. ("ESP"), a product development and engineering services firm that creates products for and provides consulting and related services to customers in the telecommunications, broadband, satellite communications, and wireless industries; AfriHUB, LLC ("AfriHUB"), an early stage company that intends to provide the Nigerian market with instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services; Navigauge, Inc. (formerly known as IQStat, Inc., "Navigauge"), a media and marketing research firm that collects data on in-car radio usage and driving habits of consumers and markets the aggregate data to radio broadcasters, advertisers and advertising agencies in the United States; and Miraxis, LLC ("Miraxis"), a telecommunications company that has access to a Ka-band license with which it is striving to provide satellite based multi-channel, broadband data and video services in North America.

     On February 10, 2003, the Federal Communications Commission (the "FCC") released an order relating to an application submitted by the MSV Joint Venture and certain of its competitors that could greatly expand the scope of the MSV Joint Venture's business by permitting the incorporation of ancillary terrestrial base stations (which we refer to as an "ancillary terrestrial component" or "ATC") into its mobile satellite network. A similar application was approved by Industry Canada, the FCC's counterpart in Canada, on May 22, 2004. With these ATC orders, the MSV Joint Venture has entered a new stage of development which requires significant future funding requirements and/or a need for one or more strategic partners.

     In the ATC order, the FCC established certain requirements with which a mobile satellite service provider must comply in order to operate an ATC. In November 2003, the MSV Joint Venture filed an application demonstrating its compliance with the requirements. The FCC put the application out for public comment and received one response that was substantially similar to earlier objections raised by the same party.

     The Company is headquartered in New York, New York.

 (2) Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2003 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation. The results of AfriHUB have been included in the consolidated financial statements beginning on April 19, 2004, the date of acquisition.

(3)  Interest in the MSV Joint Venture

     On November 26, 2001, through its 80% owned MSV Investors, LLC subsidiary ("MSV Investors Subsidiary"), the Company purchased an interest in the MSV Joint Venture in the form of a convertible note with a principal amount of $50.0 million. Immediately prior to the purchase of the convertible note, the Company contributed $40.0 million to the MSV Investors Subsidiary and a group of unaffiliated third parties collectively contributed $10.0 million. The note bears interest at a rate of 10% per year, has a maturity date of November 26, 2006, and is convertible at any time at the option of the MSV Investors Subsidiary into equity interests in the MSV Joint Venture.

                         SKYTERRA COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)  Interest in the MSV Joint Venture - (Continued)

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

     Pursuant to the joint venture agreement among the partners of the MSV Joint Venture (the "MSV Joint Venture Agreement"), in the event that the MSV Joint Venture had received final regulatory approval from the FCC, as that phrase is defined in the MSV Joint Venture Agreement, by March 31, 2003 for its ATC applications, the certain other investors in the MSV Joint Venture (the "Other MSV Investors") would have been obligated to invest an additional $50.0 million in the MSV Joint Venture. As the final regulatory approval from the FCC, as defined in the MSV Joint Venture Agreement, was not received by March 31, 2003, the additional investment was not required. However, the Other MSV Investors retained the option to invest the $50.0 million on the same terms and conditions until June 30, 2003. Prior to its expiration, the option was extended until August 2003. On August 8, 2003, the MSV Joint Venture Agreement was amended and certain of the Other MSV Investors agreed to invest $3.7 million in the MSV Joint Venture and retain the option to invest an additional $17.6 million under certain terms and conditions. On April 2, 2004, those certain Other MSV Investors exercised the option in full.

     Under the amended MSV Joint Venture Agreement, the convertible notes held by the MSV Investors Subsidiary will automatically convert into equity interests in the MSV Joint Venture upon the repayment of (i) the outstanding principal and accrued interest on certain outstanding debt of the MSV Joint Venture and (ii) the accrued interest on all outstanding convertible notes of the MSV Joint Venture, including the convertible notes held by the MSV Investors Subsidiary. Such principal and accrued interest totaled approximately $41.5 million as of June 30, 2004 and will need to increase thereafter by an amount equal to the additional interest accrued on the certain outstanding debt and convertible notes. Any additional equity investments used to repay these obligations must be made at a valuation of the MSV Joint Venture equal to or greater than the valuation at the time the MSV Investors Subsidiary purchased the notes. Currently, the MSV Investors Subsidiary would own, upon conversion, approximately 27.4% of the equity interests in the MSV Joint Venture.

     On May 7, 2004, in connection with services being provided which support the regulatory effort of the MSV Joint Venture, an unaffiliated consultant was issued an option to purchase a less than one percent ownership interest in the MSV Investors Subsidiary. The option is immediately exercisable and will expire on the earlier of the dissolution of the MSV Investors Subsidiary or December 31, 2010. During the three months ended June 30, 2004, the Company recognized expense of approximately $0.3 million related to the issuance of the option, which is the approximate fair value of the option using the Black-Scholes option valuation model. To provide additional incentive to the consultant, the MSV Investors Subsidiary agreed to pay the consultant a one-time fee of $0.4 million upon a liquidity event, as defined in the agreement. The Company would recognize an expense related to this fee when a liquidity event becomes probable.

     The $10.2 million received from unaffiliated persons as an investment into the MSV Investors Subsidiary, as well as their share of the equity in earnings of the MSV Investors Subsidiary, is reflected in the accompanying consolidated financial statements as minority interest.

(4)  Business Transactions

     (a) Verestar Transactions

     On August 29, 2003, the Company signed a securities purchase agreement to acquire, through a newly formed subsidiary, approximately 66.7% (on a fully-diluted basis) of Verestar, Inc. ("Verestar"). Concurrent with the signing of the securities purchase agreement, the Company purchased a 10% senior secured note with a principal balance of $2.5 million and a due date of August 2007. The Company terminated the securities purchase agreement on December 22, 2003. Subsequently, Verestar filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

                         SKYTERRA COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(4)  Business Transactions - (Continued)

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

     In connection with the Verestar bankruptcy, the Company entered into a stipulation with Verestar pursuant to which the parties agreed to, among other things, the validity and enforcement of the obligation under the senior secured note and the Company's security interest in Verestar's assets. On April 30, 2004, Verestar paid the Company approximately $2.9 million representing the $2.5 million outstanding principal amount of the senior secured note and approximately $0.4 million as a break-up fee in connection with the termination of the March 2004 asset purchase agreement.

     On July 9, 2004, the Company settled its dispute with Verestar's parent company regarding the break-up fee in connection with the termination of the August 2003 securities purchase agreement. As consideration for the settlement, Verestar's parent company paid the Company $1.5 million. This amount has been reflected in the accompanying consolidated statement of operations as other income in the three and six months ended June 30, 2004 and in the accompanying consolidated balance sheets in prepaid expenses and other current assets as of June 30, 2004.

     On July 29, 2004, the Company entered into a stipulated settlement with Verestar and its Creditor Committee pursuant to which Verestar agreed to pay the Company approximately $0.4 million representing certain amounts owed, including unpaid accrued interest, in connection with the senior secured note. On August 13, 2004, the Bankruptcy Court approved the stipulated settlement. This settlement amount has been reflected in the accompanying consolidated statement of operations as interest income in the three and six months ended June 30, 2004 and in the accompanying consolidated balance sheets in prepaid expenses and other current assets as of June 30, 2004.

     (b) Interest in AfriHUB

     On April 19, 2004, the Company signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of up to $1.5 million. Through exclusive partnerships with certain Nigerian based universities, AfriHUB intends to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services. The Company's investment is payable in three tranches based upon progress made by AfriHUB against its business plan. As of June 30, 2004, the Company had paid $1.3 million for the membership interests of AfriHUB. The Company would be required to fund the remaining $0.2 million for the membership interests if AfriHUB meets the final trigger event, as defined in the investment agreement, by November 1, 2004. In addition, if AfriHUB meets certain operating and financial milestones, certain employees will be issued warrants to purchase ownership interests of AfriHUB, which will dilute the Company's ownership interest to approximately 65%.

     In connection with the allocation of the purchase price to the fair value of the identifiable net assets acquired, the Company ascribed approximately $0.6 million to a significant contract. This intangible asset is included in other assets on the accompanying consolidated balance sheets and will be amortized over the approximate five-year minimum life of the contract.

     (c) Interest in Miraxis

     On May 28, 2002, the Company acquired Series B Preferred Shares and a warrant from Miraxis for approximately $0.4 million, representing an ownership of approximately 30%. Miraxis is a development stage, privately held telecommunications company that has access to a Ka-band license with which it is striving to provide satellite based multi-channel, broadband data and video services in North America. The Company has the right to appoint two of the five directors of the manager of Miraxis. Additionally, the Company entered into a management support agreement with Miraxis under which the Company's current Chief Executive Officer and President provided certain services to Miraxis through February 2003 in exchange for additional Series B Preferred Shares and warrants being issued to the Company. In addition, on December 20, 2002, the Company acquired Series C Preferred Shares and warrants from Miraxis for approximately $0.1 million.

                         SKYTERRA COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4)  Business Transactions - (Continued)

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

     In April 2003, the Company acquired additional Series C Preferred Shares and warrants for approximately $40,000. Between June 2003 and September 2003, the Company purchased promissory notes from Miraxis with an aggregate principal amount of approximately $0.1 million. In November 2003, the promissory notes were converted to Series D Preferred Shares. From January 2004 through June 2004, the Company purchased additional promissory notes with an aggregate principal balance of approximately $0.1 million. Currently, the Company holds approximately 40% of the ownership interests of Miraxis. The Company's President and Chief Executive Officer currently holds an approximate 1% interest in Miraxis.

     Miraxis License Holdings, LLC ("MLH"), an entity unaffiliated with Miraxis, other than as described herein, holds the rights to certain orbital slots for which Miraxis has acquired access to one slot in order to implement its business plan. Miraxis issued 10% of its outstanding common equity on a fully diluted basis to MLH as partial consideration for access to that slot. In addition, Miraxis expects to pay certain royalties to MLH for use of the slot should it ever launch satellites. Prior to becoming affiliated with the Company, its Chief Executive Officer and President acquired a 2% interest in MLH. In addition, prior to the Company acquiring an interest in Miraxis, an affiliate of the Company's preferred stockholders acquired an approximate 70% interest in MLH.

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

     (d) Interest in Navigauge

     On April 21, 2003, the Company acquired Series B Preferred Shares from Navigauge, formerly known as IQStat, for approximately $0.3 million, representing an ownership interest of approximately 5%. Navigauge is a privately held media and marketing research firm that collects data on in-car radio usage and driving habits of consumers and markets the aggregate data to radio broadcasters, advertisers and advertising agencies in the United States.

     In connection with the acquisition of ESP in August 2003, the Company obtained indirect ownership of Series A Preferred Shares representing an additional 16% ownership interest in Navigauge. In December 2003, the Company acquired additional Series B Preferred Shares and warrants for approximately $0.1 million. From January 2004 through April 2004, the Company acquired additional Series B Preferred Shares and warrants from Navigauge for approximately $0.5 million. Furthermore, from April 2004 through June 2004, the Company purchased short-term promissory notes from Navigauge with an aggregate principal amount of approximately $0.4 million.

     On June 14, 2004, Navigauge completed a recapitalization in which all outstanding Series A Preferred Shares and Series B Preferred Shares were converted to new Series A Preferred Shares with substantially similar rights as the old Series B Preferred Shares. Following the exchange, the Company converted the short-term promissory notes into new Series A Preferred Shares and purchased additional Series A Preferred Shares for approximately $0.4 million. The Company also obtained direct ownership of the old Series A Preferred shares held by ESP in exchange for the forgiveness of an aggregate of approximately $0.8 million of senior secured promissory notes. Currently, the Company owns approximately 39% of the outstanding equity of Navigauge on an undiluted basis.

     This investment is included in "Investments in Affiliates" on the accompanying consolidated balance sheets and is being accounted for under the equity method with the Company's share of Navigauge's loss being recorded in "Loss on Investments in Affiliates" on the accompanying consolidated statements of operations.

                         SKYTERRA COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5)  Note Receivable from Motient Corporation

     On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient Corporation's ("Motient") plan of reorganization, the Company cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million (the "New Motient Note") that was issued by a new, wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture ("MSV Holdings Inc."). The New Motient Note was due on May 1, 2005 and bore interest at a rate of 9% per annum. On April 7, 2004, as a result of a payment received by Motient pursuant to a promissory note from the MSV Joint Venture, Motient paid approximately $0.5 million of interest accrued on the New Motient Note. This amount was reflected in the accompanying consolidated statement of operations as interest income in the three months ended March 31, 2004. As a result of the uncertainty with respect to the ultimate collection on the remaining amounts due on the New Motient Note, a reserve was maintained for the entire principal amount of the note and unpaid interest accrued thereon. Following several successful financings by Motient, on July 15, 2004, Motient paid approximately $22.6 million representing all outstanding principal and accrued interest due on the New Motient Note as of that date. Accordingly, the reserve was adjusted in the three months ended June 30, 2004 resulting in the recognition of $19.0 million in other income and $3.5 million in interest income. The remaining $0.1 million represents interested earned during July 2004 and will be recognized in the consolidated statement of operations in the three months ended September 30, 2004.

(6)  Earnings (Loss) Per Common Share

     Basic earnings (loss) per common share is computed by dividing net income
(loss) attributable to the common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The potential dilutive effect of outstanding stock options and warrants is calculated using the "treasury stock" method, and the potential dilutive effect of the convertible preferred stock is calculated using the "if-converted" method.

     The following table provides a reconciliation of the shares used in calculating earnings (loss) per common share:

                                                       Three Months Ended June 30,       Six Months Ended June 30,
                                                      -----------------------------    -----------------------------
                                                          2004            2003             2004            2003
                                                      -------------    ------------    -------------    ------------
Weighted average common shares outstanding -
   basic                                                15,059,698      15,301,999       15,061,753      15,638,769
Common shares issuable upon exercise of stock
   options                                                 647,937              --          582,185              --
                                                      -------------    ------------    -------------    ------------
Weighted average common shares outstanding -
   diluted                                              15,707,635      15,301,999       15,643,938      15,638,769
                                                      =============    ============    =============    ============

     During all periods presented, the Company had certain stock options and warrants outstanding, which could potentially dilute basic earnings (loss) per common share in the future, but were excluded in the computation of diluted earnings (loss) per common share in such periods, as their effect would have been antidilutive. For each of the three and six months ended June 30, 2004, stock options and warrants exercisable for 1,734,650 shares of common stock were excluded from the computation of diluted earnings per common share, as they were antidilutive. For each of the three and six months ended June 30, 2003, stock options and warrants exercisable for 2,271,721 shares of common stock were excluded from the computation of diluted loss per common share, as they were antidilutive.

     During each of the three and six months ended June 30, 2004, 1,750,374 shares of common stock issuable upon the conversion of the preferred stock were excluded from the computation of diluted earnings per common share, as they were antidilutive. During each of the three and six months ended June 30, 2003, 1,671,302 shares of common stock issuable upon the conversion of the preferred stock were excluded from the computation of diluted loss per common share, as they were antidilutive.

                         SKYTERRA COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(7)  Stock Option Plans

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

     APB Opinion No. 25 does not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally results in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of the Company's common stock and vesting schedules of underlying awards. As a result of the re-pricing of certain stock options in 2001 and 2002, for the three and six months ended June 30, 2004, the Company recognized compensation expense of approximately $0.7 million and $1.0 million, respectively. As a result of the re-pricing of those certain stock options, for each of the three and six months ended June 30, 2003, the Company recognized compensation expense of approximately $0.1 million.

     The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards (in thousands):

                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                          -----------------------------    -----------------------------
                                                              2004             2003             2004            2003
                                                          -------------    ------------    -------------   -------------
Net income (loss), as reported                                 $23,301          $(189)         $23,337          $(458)
Add:  Stock-based compensation expense, as reported                733            115              996            122
Deduct:  Total stock-based compensation expense
   determined under fair value based method for all
   awards                                                         (72)            (87)            (137)          (246)
                                                          -------------    ------------    -------------   -------------
Pro forma net income (loss)                                    $23,962          $(161)         $24,196          $(582)
                                                          =============    ============    =============   =============

Basic earnings (loss) per common share:
   As reported                                                   $1.38         $(0.17)           $1.22         $(0.34)
   Pro forma                                                     $1.43         $(0.17)           $1.28         $(0.34)

Diluted earnings (loss) per common share:
   As reported                                                   $1.33         $(0.17)           $1.18         $(0.34)
   Pro forma                                                     $1.37         $(0.17)           $1.23         $(0.34)

     For the three months ended June 30, 2004, the Company issued options to purchase 35,000 shares of common stock at a weighted average fair value of $3.63 using the Black-Scholes option pricing model. For the six months ended June 30, 2004, the Company issued options to purchase 180,000 shares of common stock at a weighted average fair value of $2.13 using the Black-Scholes option pricing model. For each of the three and six months ended June 30, 2003, the Company issued options to purchase 195,000 shares of common stock at a weighted average fair value of $0.74 using the Black-Scholes option pricing model.

(8)  Segment Information

     The Company's consolidated operations have been classified into three reportable segments: ESP, AfriHUB and Parent and other. ESP is a product development and engineering services firm that creates products for and provides consulting and engineering services to the telecommunications, broadband, satellite communications, and wireless industries. Through exclusive partnerships with certain Nigerian based universities, AfriHUB intends to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services. Parent and other includes the Company, other consolidated entities other than ESP and AfriHUB, and eliminations.

                         SKYTERRA COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(8)  Segment Information - (Continued)

     The segment information is reported along the same lines that our chief operating decision maker reviews the operating results in assessing performance and allocating resources. For the three and six months ended June 30, 2004, all reported revenues were attributable to ESP. For the six months ended June 30, 2004, four customers individually accounted for more than 10% of the revenues and, combined, accounted for approximately $0.9 million of revenues and approximately $0.1 million of accounts receivable as of June 30, 2004. The Company did not report any consolidated revenues for the three and six months ended June 30, 2003.

     The following tables presents certain other financial information on the Company's reportable segments (in thousands):

                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                  -------------------------------    --------------------------------
                                                      2004             2003               2004              2003
                                                  -------------    --------------    --------------    --------------
Loss from operations:
  ESP                                                   $(315)              $--            $(574)              $--
  AfriHUB                                                (462)               --             (462)               --
  Parent and other                                     (1,688)           (1,475)          (3,139)           (3,334)
                                                  -------------    --------------    --------------    --------------
                                                       (2,465)           (1,475)          (4,175)           (3,334)
Interest income, net                                    5,429             1,555            7,590             3,064
Loss on investments in affiliates                        (372)             (100)            (523)             (199)
Other income (expense), net                            20,868                --           20,904                (5)
Minority interest                                        (159)             (278)            (459)             (547)
                                                  -------------    --------------    --------------    --------------
Income (loss) from continuing operations               23,301              (298)          23,337            (1,021)
Gain from wind-down of discontinued operations             --               109               --               563
                                                  -------------    --------------    --------------    --------------
Net income (loss)                                     $23,301             $(189)         $23,337             $(458)
                                                  =============    ==============    ==============    ==============

                                                                             June 30,        December 31,
                                                                               2004               2003
                                                                          --------------    ---------------
Total assets:
  ESP                                                                              $221               $555
  AfriHUB                                                                         1,235                 --
  Parent and other                                                              120,815             97,544
                                                                          --------------    ---------------
                                                                               $122,271            $98,099
                                                                          ==============    ===============

 (9) Discontinued Operations

     From 1998 through the third quarter of 2001, the Company's principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket, Inc. subsidiary ("LiveMarket"), was made at the end of the third quarter of 2001. As of June 30, 2004, cash of approximately $20,000 (excluding the $0.3 million of cash collateralizing a letter of credit) was the remaining asset of Rare Medium, Inc. and LiveMarket. The liabilities of these subsidiaries totaled approximately $2.3 million, consisting of accounts payable and accrued expenses. Included in the total liabilities of these subsidiaries is $1.0 million related to a lease obligation which is guaranteed by the Company. The total maximum potential liability of this guarantee is $3.4 million, subject to certain defenses by the Company. Rare Medium, Inc. holds $0.3 million of cash in a certificate of deposit which is maintained as collateral for a letter of credit supporting the lease obligation. For the three and six months ended June 30, 2003, the Company recognized a gain of approximately $0.1 million and $0.6 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

(10)   Related Party Transactions

     During the three and six months ended June 30, 2004, ESP recognized revenues totaling approximately $0.1 million and $0.4 million, respectively, for certain services provided to Navigauge and the MSV Joint Venture.

                         SKYTERRA COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(11)   Contingencies

   MSV Joint Venture Convertible Notes Receivable

     As of June 30, 2004, the carrying value of the convertible notes from the MSV Joint Venture approximates fair value based on recent funding transactions. The MSV Joint Venture plans, subject to the receipt of certain FCC authorizations and Industry Canada approvals and raising adequate capital and/or entering into agreements with one or more strategic partners, to develop, build and operate a next-generation satellite system complemented by ATC. If the FCC authorization for the MSV Joint Venture to operate an ATC is not received, the MSV Joint Venture's business will be limited, and the value of the Company's interest in the MSV Joint Venture may be significantly impaired.

   Litigation

     On November 19, 2001, five of the Company's shareholders filed a complaint against the Company, certain of its subsidiaries and certain of the current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, the Company filed a motion to dismiss on behalf of itself and its current and former officers and directors. On March 7, 2003, the Court denied the motion to dismiss, and discovery commenced. The Company filed a motion for summary judgment on July 30, 2004 and expects briefing on the motion to be completed in the third quarter of 2004. The Company intends to continue to dispute this matter vigorously.

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

     On July 26, 2002, plaintiffs James D. Loeffelbein, Terrie L. Pham and certain related parties filed suit against the Company, certain of its current and former officers, its former investor relations firm and a former employee of plaintiff Loeffelbein in the District Court of Johnson County, Kansas, Loeffelbein v. Milberg Weiss Bershad Hynes & Lerach, LLP, et al., 02 CV 04867. The plaintiffs assert claims for fraud, negligence and breach of fiduciary duty against all of the Company and certain of its current and former officers in connection with allegedly false statements purportedly made to the plaintiffs. The plaintiffs have sought unspecified damages from the defendants. On September 11, 2002, the matter was removed to the United States District Court for the District of Kansas (the "Federal District Court"). On June 9, 2003, the Company and Company defendants filed a motion to dismiss. On October 21, 2003, the Federal District Court dismissed the action, holding that it lacked personal jurisdiction over the Company and the Company defendants and, accordingly, found it unnecessary to rule upon the Company's other bases for dismissal. On March 26, 2004, the plaintiffs filed a notice of appeal. As a result of a court ordered mediation conducted as part of the appeals process, the Company and the plaintiffs have agreed to settle the matter for an amount to be paid in full by the Company's insurer. The Company expects the agreement, which is subject to definitive documentation, to be completed in the third quarter of 2004.

                         SKYTERRA COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(11)   Contingencies - (Continued)

     In August 2003, a former employee of the Company's discontinued services subsidiary, filed a putative class action against Rare Medium, Inc. and the Company, and certain other former subsidiaries that were merged into Rare Medium, Inc., in Los Angeles County Superior Court captioned Joe Robuck, individually and on behalf of all similarly situated individuals v. Rare Medium Group, Inc., Rare Medium L.A., Inc., Rare Medium, Inc., and Rare Medium Dallas, Inc., Los Angeles County Superior Court Case No. BC300310. The plaintiff filed the action as a putative class action and putative representative action asserting that: (i) certain payments were purportedly due and went unpaid for overtime for employees with five job titles; (ii) certain related violations of California's overtime statute were committed when these employees were not paid such allegedly due and unpaid overtime at the time of their termination; and
(iii) certain related alleged violations of California's unfair competition statute were committed. Plaintiff seeks to recover for himself and all of the putative class, alleged unpaid overtime, waiting time penalties (which can be up to 30 days' pay for each person not paid all wages due at the time of termination), interest, attorneys' fees, costs and disgorgement of profits garnered as a result of the alleged failure to pay overtime. Discovery has commenced. The Company intends to vigorously dispute this action.

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

(12)   Subsequent Events

     On July 9, 2004, the Company settled its dispute with Verestar's parent company regarding the break-up fee in connection with the termination of the August 2003 securities purchase agreement. As consideration for the settlement, Verestar's parent company paid the Company $1.5 million. This amount has been reflected in the accompanying consolidated statement of operations as other income in the three and six months ended June 30, 2004 and in the accompanying consolidated balance sheets in prepaid expenses and other current assets as of June 30, 2004.

     On July 15, 2004, Motient paid approximately $22.6 million representing all outstanding principal and accrued interest due on the New Motient Note as of that date.

     On July 29, 2004, the Company entered into a stipulated settlement with Verestar and its Creditor Committee pursuant to which Verestar agreed to pay the Company approximately $0.4 million representing certain amounts owed, including unpaid accrued interest, in connection with the senior secured note. On August 13, 2004, the Bankruptcy Court approved the stipulated settlement. This settlement amount has been reflected in the accompanying consolidated statement of operations as interest income in the three and six months ended June 30, 2004 and in the accompanying consolidated balance sheets in prepaid expenses and other current assets as of June 30, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. We urge you to consider that statements that use the terms "believe," "do not believe," "anticipate," "expect," "plan," "estimate," "strive," "intend" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

     We operate our business through a group of complementary companies in the telecommunications industry, including the MSV Joint Venture, ESP, AfriHUB, Navigauge (formerly known as IQStat) and Miraxis.

     On April 19, 2004, we signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of up to $1.5 million. Our ownership interest is subject to dilution if AfriHUB meets certain operating and financial metrics. Through exclusive partnerships with certain Nigerian based universities, AfriHUB intends to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services. The first two campus facilities are expected to be operational during the third quarter of 2004.

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

     As a result of the decision made at the end of the third quarter of 2001 to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary, the results of operations of these businesses have been accounted for as discontinued operations. Accordingly, our discussion in the section entitled "Results of Operations" focuses on our continuing operations and includes our results and those of our MSV Investors Subsidiary, ESP, AfriHUB (from the date of acquisition) and Miraxis.

Results of Operations for the Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

   Revenues

     Revenues are derived from fees generated for product development, consulting and engineering services performed by ESP, including reimbursable travel and other out-of-pocket expenses, and the sales of its electronic database of parts commonly used in printed circuit design. ESP provides services to its clients pursuant to both time-and-materials and fixed price contracts. Revenues from time-and-materials service contracts are recognized as the services are provided. For fixed price contracts, revenue is recognized under the percentage-of-completion basis, and accordingly revenues recognized in excess of billings would be recorded as work in progress on the accompanying balance sheet. Billings in excess of revenues recognized are recorded as deferred revenue. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract.

     Revenues for the three months ended June 30, 2004 increased to $0.5 million from nil for the three months ended June 30, 2003. This increase was due to the acquisition of ESP on August 25, 2003. In future periods, we also expect to report revenues of AfriHUB as it expects to begin offering its services on two university campuses in Nigeria during the third quarter of 2004.

   Cost of Revenues

     Cost of revenues includes the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues for the three months ended June 30, 2004 increased to $0.6 million from nil for the three months ended June 30, 2003. This increase was due to the acquisition of ESP on August 25, 2003. In future periods, we expect to report an increase in cost of revenues as AfriHUB expects to begin offering its services on two university campuses in Nigeria during the third quarter of 2004.

   Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the three months ended June 30, 2004 increased to $2.4 million from $1.5 million for the three months ended June 30, 2003, an increase of $0.9 million. This increase relates primarily to the recognition of non-cash expense of approximately $1.0 million in the three months ended June 30, 2004 relating to the repricing of certain options in 2002 and 2001 and the issuance of an option to purchase a less than one percent ownership interest in our MSV Investors Subsidiary to an unaffiliated consultant. For the three months ended June 30, 2003, we recognized $0.1 million of non-cash expense relating to the option repricing. Also included in the increase are approximately $0.3 million and $0.4 million of expenses incurred by ESP and AfriHUB, respectively, in the six months ended June 30, 2004, partially offset by a $0.3 million insurance claim reimbursement related to an insured litigation matter. As our selling, general and administrative expense relates to our current operations, including ESP and AfriHUB, we expect these costs, excluding any non-cash compensation expense arising from fluctuations in the price of our common stock in association with the repricing of certain stock options in 2001 and 2002, to increase in future periods as AfriHUB continues to hire employees and build its business.

   Interest Income, Net

     Interest income, net is comprised of the interest earned on the notes receivable from the MSV Joint Venture, Verestar and Motient and on our cash, cash equivalents, and short-term investments. Interest income, net for the three months ended June 30, 2004 increased to $5.4 million from $1.6 million for the three months ended June 30, 2003, an increase of $3.8 million. This increase relates primarily to the adjustment of the reserve for the unpaid interest on the New Motient Note in the three months ended June 30, 2004. The reserve was adjusted because Motient paid approximately $22.6 million representing the entire outstanding principal and remaining interest due under the New Motient Note in July 2004. As there was no longer any uncertainty with respect to the ultimate collection on the principal or interest due under the New Motient Note, we recognized approximately $3.5 million in interest income in the three months ended June 30, 2004, representing interest earned from the May 2002 issuance of the note through June 30, 2004. Also contributing to the increase in interest income, net is the recognition of $0.2 million of interest in the three months ended June 30, 2004 related to the senior secured note from Verestar.

   Loss on Investment in Affiliates

     For the three months ended June 30, 2004, we recorded a loss on investments in affiliates of approximately $0.4 million relating to our proportionate share of Navigauge's operating loss. For the three months ended June 30, 2003, we recorded a loss on investments in affiliates of approximately $0.1 million for our proportionate share of Miraxis' operating loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

   Other Income, Net

     For the three months ended June 30, 2004, we recorded other income, net of approximately $20.9 million relating primarily to one-time items, including the $19.0 million adjustment to the reserve for the New Motient Note, the $1.5 million settlement with Verestar's parent company in connection with the termination of the August 2003 securities purchase agreement, and the approximately $0.4 million representing a break-up fee in connection with the termination of the March 2004 Verestar asset purchase agreement.

    Minority Interest

     For the three months ended June 30, 2004, we recorded minority interest of approximately $0.2 million relating to the $0.3 million of equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary, partially offset by the $0.1 million of equity in loss attributable to the other shareholders in AfriHUB. For the three months ended June 30, 2003, we recorded minority interest of approximately $0.3 million relating to the equity in earnings attributable to the group of unaffiliated third parties who invested in our MSV Investors Subsidiary.

   Gain from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the three months ended June 30, 2004 and 2003, we recognized a gain of nil and $0.1 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

   Net Income (Loss) Attributable to Common Stockholders

     For the three months ended June 30, 2004, we recorded net income attributable to common stockholders of approximately $20.8 million. For the three months ended June 30, 2003, we recorded a net loss attributable to common stockholders of approximately $2.6 million. Included in net income (loss) attributable to common stockholders for the three months ended June 30, 2004 and 2003 was $2.5 million and $2.4 million, respectively, of non-cash dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Results of Operations for the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

   Revenues

     Revenues are derived from fees generated for product development, consulting and engineering services performed by ESP, including reimbursable travel and other out-of-pocket expenses, and the sales of its electronic database of parts commonly used in printed circuit design. ESP provides services to its clients pursuant to both time-and-materials and fixed price contracts. Revenues from time-and-materials service contracts are recognized as the services are provided. For fixed price contracts, revenue is recognized under the percentage-of-completion basis, and accordingly revenues recognized in excess of billings would be recorded as work in progress on the accompanying balance sheet. Billings in excess of revenues recognized are recorded as deferred revenue. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract.

     Revenues for the six months ended June 30, 2004 increased to $1.4 million from nil for the six months ended June 30, 2003. This increase was due to the acquisition of ESP on August 25, 2003. In future periods, we expect to also report revenues of AfriHUB as it expects to begin offering its services on two university campuses in Nigeria during the third quarter of 2004.

   Cost of Revenues

     Cost of revenues includes the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues for the six months ended June 30, 2004 increased to $1.3 million from nil for the six months ended June 30, 2003. This increase was due to the acquisition of ESP on August 25, 2003. In future periods, we expect to report an increase in cost of revenues as AfriHUB expects to begin offering its services on two university campuses in Nigeria during the third quarter of 2004.

   Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the six months ended June 30, 2004 increased to $4.1 million from $3.3 million for the six months ended June 30, 2003, an increase of $0.8 million. This increase relates primarily to the recognition of non-cash expense of approximately $1.3 million in the six months ended June 30, 2004 relating to the repricing of certain options in 2002 and 2001 and the issuance of an option to purchase a less than one percent ownership interest in our MSV Investors Subsidiary to an unaffiliated consultant. For the six months ended June 30, 2003, we recognized $0.2 million of non-cash expense relating to the option repricing. Also included in the increase are approximately $0.6 million and $0.4 million of expenses incurred by ESP and AfriHUB, respectively, in the six months ended June 30, 2004, partially offset by the approximately $0.7 million charge recognized in the six months ended June 30, 2003 relating to bonuses for certain executive officers for services provided during the year ended December 31, 2002 and the severance and benefits for our former Controller and former Treasurer. As our selling, general and administrative expense relates to our current operations, including ESP and AfriHUB, we expect these costs, excluding any non-cash compensation expense arising from fluctuations in the price of our common stock in association with the repricing of certain stock options in 2001 and 2002, to increase in future periods as AfriHUB continues to hire employees and build its business.

   Interest Income, Net

     Interest income, net is comprised of the interest earned on the notes receivable from the MSV Joint Venture, Verestar and Motient and on our cash, cash equivalents, and short-term investments. Interest income, net for the six months ended June 30, 2004 increased to $7.6 million from $3.1 million for the six months ended June 30, 2003, an increase of $4.5 million. This increase relates primarily to the adjustment of the reserve for the unpaid interest on the New Motient Note in the six months ended June 30, 2004. The reserve was adjusted because Motient paid approximately $0.5 million of outstanding interest in April 2004 and approximately $22.6 million representing the entire outstanding principal and remaining interest due under the New Motient Note in July 2004. As there was no longer any uncertainty with respect to the ultimate collection on the principal or interest due under the New Motient Note, we recognized approximately $4.0 million in interest income in the six months ended June 30, 2004, representing all interest earned from the May 2002 issuance of the note through June 30, 2004. Also contributing to the increase in interest income, net is the recognition of $0.3 million of interest in the six months ended June 30, 2004 related to the senior secured note from Verestar.

   Loss on Investment in Affiliates

     For the six months ended June 30, 2004, we recorded a loss on investments in affiliates of approximately $0.5 million relating to our proportionate share of Navigauge's operating loss. For the six months ended June 30, 2003, we recorded a loss on investments in affiliates of approximately $0.2 million for our proportionate share of Miraxis' operating loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

   Other Income, Net

     For the six months ended June 30, 2004, we recorded other income, net of approximately $20.9 million relating primarily to one-time items, including the $19.0 million adjustment to the reserve for the New Motient Note, the $1.5 million settlement with Verestar's parent company in connection with the termination of the August 2003 securities purchase agreement, and the approximately $0.4 million representing a break-up fee in connection with the termination of the March 2004 Verestar asset purchase agreement.

   Minority Interest

     For the six months ended June 30, 2004, we recorded minority interest of approximately $0.5 million relating to the $0.6 million of equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary, partially offset by the $0.1 million of equity in loss attributable to the other shareholders in AfriHUB. For the six months ended June 30, 2003, we recorded minority interest of approximately $0.5 million relating to the equity in earnings attributable to the group of unaffiliated third parties who invested in our MSV Investors Subsidiary.

   Gain from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the six months ended June 30, 2004 and 2003, we recognized a gain of nil and $0.6 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

   Net Income (Loss) Attributable to Common Stockholders

     For the six months ended June 30, 2004, we recorded net income attributable to common stockholders of approximately $18.4 million. For the six months ended June 30, 2003, we recorded a net loss attributable to common stockholders of approximately $5.3 million. Included in net income (loss) attributable to common stockholders for the six months ended June 30, 2004 and 2003 was $4.9 million and $4.8 million, respectively, of non-cash deemed dividends and accretion related to the issuance of our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

     We had approximately $27.0 million in cash, cash equivalents and short-term investments as of June 30, 2004. Cash used in operating activities from continuing operations was $2.7 million for the six months ended June 30, 2004 and resulted primarily from cash used for general corporate overhead including payroll and professional fees. Cash used by discontinued operations was approximately $30,000 for the six months ended June 30, 2004 and resulted from cash used for settlement of vendor liabilities and legal and advisory fees. We expect to generate positive cash flows from operating activities in the third quarter of 2004 as we collected the outstanding principal and interest due under the New Motient Note and certain amounts owed related to the Verestar transactions. These cash receipts are discussed in further detail below.

     For the six months ended June 30, 2004, cash provided by investing activities, excluding purchases and sales of short-term investments, was $1.0 million and consisted primarily of the $2.5 million proceeds from the repayment of the senior secured promissory note from Verestar, partially offset by approximately $1.2 million used to purchase investments in Navigauge. Other than our agreement with AfriHUB as described below, we do not have any future funding commitments with respect to any of our investments. However, we expect that the MSV Joint Venture, AfriHUB, Miraxis, and Navigauge will require additional funding from time to time, and we may choose to provide additional funding, subject to our liquidity and capital resources at the time.

   Motient Promissory Note

     On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, we cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million that was issued by MSV Holding, Inc., a new, wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture. The New Motient Note is due on May 1, 2005 and bears interest at a rate of 9% per annum. Although the New Motient Note is unsecured, there are material restrictions placed on the use of MSV Holdings Inc.'s assets, and MSV Holdings Inc. is prohibited from incurring or guarantying any debt in excess of $21.0 million (including the New Motient
Note). Additionally, there are events of default (e.g., a bankruptcy filing by Motient) that would accelerate the due date of the New Motient Note. On April 7, 2004, as a result of a payment received by Motient pursuant to a promissory note from the MSV Joint Venture, Motient paid approximately $0.5 million of interest accrued on the New Motient Note. This amount was reflected in the accompanying consolidated statement of operations as interest income in the three months ended March 31, 2004. As a result of the uncertainty with respect to the ultimate collection on the remaining amounts due on the New Motient Note, a reserve was maintained for the entire principal amount of the note and unpaid interest accrued thereon. Following several successful financings by Motient, on July 15, 2004, Motient paid approximately $22.6 million representing all outstanding principal and accrued interest due on the New Motient Note as of that date. Accordingly, the reserve was adjusted in the three months ended June 30, 2004 resulting in the recognition of $19.0 million in other income and $3.5 million in interest income. The remaining $0.1 million represents interested earned during July 2004 and will be recognized in the consolidated statement of operations in the three months ended September 30, 2004.

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

     Under the amended MSV Joint Venture Agreement, the convertible notes held by our MSV Investors Subsidiary will automatically convert into equity interests in the MSV Joint Venture upon the repayment of (i) the outstanding principal and accrued interest on certain outstanding debt of the MSV Joint Venture and (ii) the accrued interest on all outstanding convertible notes of the MSV Joint Venture, including the convertible notes held by the MSV Investors Subsidiary. Such principal and accrued interest totaled approximately $41.5 million as of June 30, 2004 and will need to increase thereafter by an amount equal to the additional interest accrued on the certain outstanding debt and convertible notes. Any additional equity investments used to repay these obligations must be made at a valuation of the MSV Joint Venture equal to or greater than the valuation at the time the MSV Investors Subsidiary purchased the notes. Currently, the MSV Investors Subsidiary would own, upon conversion, approximately 27.4% of the equity interests in the MSV Joint Venture.

     On May 7, 2004, in connection with services being provided which support the regulatory effort of the MSV Joint Venture, an unaffiliated consultant was issued an option to purchase a less than one percent ownership interest in the MSV Investors Subsidiary. The option is immediately exercisable and will expire on the earlier of the dissolution of the MSV Investors Subsidiary or December 31, 2010. During the three months ended June 30, 2004, we recognized expense of approximately $0.3 million related to the issuance of the option, which is the approximate fair value of the option using the Black-Scholes option valuation model. To provide additional incentive to the consultant, the MSV Investors Subsidiary agreed to pay the consultant a one-time fee of $0.4 million upon a liquidity event, as defined in the agreement. We would recognize an expense related to this fee when a liquidity event becomes probable.

     The fair value of the convertible notes approximates book value based on the equity value of the MSV Joint Venture's most recent funding transactions assuming conversion of such note.

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

     In connection with the Verestar bankruptcy, we entered into a stipulation with Verestar pursuant to which the parties agreed to, among other things, the validity and enforcement of the obligation under the senior secured note and our security interest in Verestar's assets. On April 30, 2004, Verestar repaid the $2.5 million principal amount of the senior secured note, along with an additional approximately $0.4 million representing a break-up fee in connection with the termination of the March 2004 asset purchase agreement.

     On July 9, 2004, we settled our dispute with Verestar's parent company regarding the break-up fee in connection with the termination of the August 2003 securities purchase agreement. As consideration for the settlement, Verestar's parent company paid us $1.5 million. This amount has been reflected in the accompanying consolidated statement of operations as other income in the three and six months ended June 30, 2004 and in the accompanying consolidated balance sheets in prepaid expenses and other current assets as of June 30, 2004.

     On July 29, 2004, we entered into a stipulated settlement with Verestar and its Creditor Committee pursuant to which Verestar agreed to pay us approximately $0.4 million representing certain amounts owed, including unpaid accrued interest, in connection with the senior secured note. On August 13, 2004, the Bankruptcy Court approved the stipulated settlement. This settlement amount has been reflected in the accompanying consolidated statement of operations as interest income in the three and six months ended June 30, 2004 and in the accompanying consolidated balance sheets in prepaid expenses and other current assets as of June 30, 2004.

   ESP Senior Secured Promissory Notes

     On August 25, 2003, for nominal consideration, we acquired all of the outstanding common stock of ESP, a product development and engineering services firm that creates products for and provides consulting and engineering services to the telecommunications, broadband, satellite communications, and wireless industries. Subsequent to the stock purchase, we purchased an aggregate of approximately $1.4 million of senior secured promissory notes from ESP. On June 9, 2004, we forgave approximately $0.8 million of outstanding principal and accrued interest of the promissory notes in exchange for the Series A Preferred Shares of Navigauge held by ESP. As of June 30, 2004, principal and accrued interest of these senior secured notes totaled approximately $0.6 million.

   AfriHUB Commitment

     On April 19, 2004, we signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of up to $1.5 million. Through exclusive partnerships with certain Nigerian based universities, AfriHUB intends to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services. Our investment is payable in three tranches based upon progress made by AfriHUB against its business plan. As of the date hereof, we have paid $1.3 million for the membership interests of AfriHUB. We would be required to fund the remaining $0.2 million for the membership interests if AfriHUB meets the final trigger event, as defined in the investment agreement, by November 1, 2004. In addition, if AfriHUB meets certain operating and financial milestones, certain employees will be issued warrants to purchase ownership interests of AfriHUB, which will dilute our ownership interest to approximately 65%.

   Series A Convertible Preferred Stock Dividend

     In accordance with the terms of our preferred stock, the holders will be entitled to receive quarterly cash dividends commencing on July 1, 2004. The first such payment of approximately $1.4 million is due on September 30, 2004. The aggregate annual dividend payment will be approximately $5.6 million through the mandatory redemption on June 30, 2012 or such earlier time as the terms of the preferred stock are renegotiated.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     As of June 30, 2004, we had $27.0 million of cash, cash equivalents and short-term cash investments. These cash, cash equivalents and short-term cash investments are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

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

                                    PART II

Item 1.  Legal Proceedings

     On November 19, 2001, five of the Company's shareholders filed a complaint against the Company, certain of its subsidiaries and certain of the current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, the Company filed a motion to dismiss on behalf of itself and its current and former officers and directors. On March 7, 2003, the Court denied the motion to dismiss, and discovery commenced. The Company filed a motion for summary judgment on July 30, 2004 and expects briefing on the motion to be completed in the third quarter of 2004. The Company intends to continue to dispute this matter vigorously.

     The Company and certain of its subsidiaries (along with the Engelhard Corporation) are parties to an arbitration relating to certain agreements that existed between or among the claimant and ICC Technologies, Inc., the Company's former name, and the Engelhard/ICC joint venture arising from the desiccant air conditioning business that the Company and its subsidiaries sold in 1998. The claimant has sought $8.5 million for (1) its alleged out of pocket losses in investing in certain of E/ICC's technology; (2) unjust enrichment resulting from the reorganization of E/ICC in 1998; and (3) lost profits arising from the fact that it was allegedly forced to leave the air conditioning business when the E/ICC joint venture was dissolved. The Company intends to vigorously dispute this action.

     On July 26, 2002, plaintiffs James D. Loeffelbein, Terrie L. Pham and certain related parties filed suit against the Company, certain of its current and former officers, its former investor relations firm and a former employee of plaintiff Loeffelbein in the District Court of Johnson County, Kansas, Loeffelbein v. Milberg Weiss Bershad Hynes & Lerach, LLP, et al., 02 CV 04867. The plaintiffs assert claims for fraud, negligence and breach of fiduciary duty against all of the Company and certain of its current and former officers in connection with allegedly false statements purportedly made to the plaintiffs. The plaintiffs have sought unspecified damages from the defendants. On September 11, 2002, the matter was removed to the United States District Court for the District of Kansas (the "Federal District Court"). On June 9, 2003, the Company and Company defendants filed a motion to dismiss. On October 21, 2003, the Federal District Court dismissed the action, holding that it lacked personal jurisdiction over the Company and the Company defendants and, accordingly, found it unnecessary to rule upon the Company's other bases for dismissal. On March 26, 2004, the plaintiffs filed a notice of appeal. As a result of a court ordered mediation conducted as part of the appeals process, the Company and the plaintiffs have agreed to settle the matter for an amount to be paid in full by the Company's insurer. The Company expects the settlement, which is subject to definitive documentation, to be completed in the third quarter of 2004.

     In August 2003, a former employee of the Company's discontinued services subsidiary, filed a putative class action against Rare Medium, Inc. and the Company, and certain other former subsidiaries that were merged into Rare Medium, Inc., in Los Angeles County Superior Court captioned Joe Robuck, individually and on behalf of all similarly situated individuals v. Rare Medium Group, Inc., Rare Medium L.A., Inc., Rare Medium, Inc., and Rare Medium Dallas, Inc., Los Angeles County Superior Court Case No. BC300310. The plaintiff filed the action as a putative class action and putative representative action asserting that: (i) certain payments were purportedly due and went unpaid for overtime for employees with five job titles; (ii) certain related violations of California's overtime statute were committed when these employees were not paid such allegedly due and unpaid overtime at the time of their termination; and
(iii) certain related alleged violations of California's unfair competition statute were committed. Plaintiff seeks to recover for himself and all of the putative class, alleged unpaid overtime, waiting time penalties (which can be up to 30 days' pay for each person not paid all wages due at the time of termination), interest, attorneys' fees, costs and disgorgement of profits garnered as a result of the alleged failure to pay overtime. Discovery has commenced. The Company intends to vigorously dispute this action.

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

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     On April 8, 2004, the Company filed a report on Form 8-K announcing that at the auction for substantially all of the assets and business of Verestar, Inc., a bid was accepted from a strategic buyer at a price higher than the Company was willing to offer.

     On May 19, 2004, the Company filed a report on Form 8-K announcing its earnings results for the quarter ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 16, 2004            By:  /s/ JEFFREY A. LEDDY
                                       ---------------------------------------
                                        Jeffrey A. Leddy
                                        Chief Executive Officer and President
                                        (Principal Executive Officer and
                                           Principal Financial Officer)

Date:  August 16, 2004            By:  /s/ CRAIG J. KAUFMANN
                                       ---------------------------------------
                                        Craig J. Kaufmann
                                        Controller and Treasurer
                                        (Principal Accounting Officer)