Form 10-Q
period 2004-09-30
SKYTERRA COMMUNICATIONS INC
filed 2004-11-12
CIK 756502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the period ended September 30, 2004, or


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

As of November 9, 2004, 6,089,809 shares of the registrant's voting common stock and 8,990,212 shares of the registrant's non-voting common stock were outstanding.

                                     INDEX

                                                                          Page

Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets as of September 30, 2004
       (Unaudited) and December 31, 2003                                    2

     Unaudited Consolidated Statements of Operations -
       Three months and nine months ended September 30, 2004 and 2003       3

     Unaudited Consolidated Statements of Cash Flows -
       Nine months ended September 30, 2004 and 2003                        4

     Notes to Unaudited Consolidated Financial Statements                   5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        21

Item 4.  Controls and Procedures                                           21

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 22

Item 2.  Changes in Securities                                             22

Item 3.  Defaults Upon Senior Securities                                   23

Item 4.  Submission of Matters to a Vote of Security Holders               23

Item 5.  Other Information                                                 23

Item 6.  Exhibits and Reports on Form 8-K                                  23

SIGNATURES                                                                 24


                                           SKYTERRA COMMUNICATIONS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                          (In thousands except share data)

                                                                                       September 30,      December 31,
                                                                                           2004              2003
                                                                                      ----------------    -----------
                                                                                        (Unaudited)
                                       Assets


Current assets:
   Cash and cash equivalents                                                             $  34,205        $   9,897
   Short-term investments                                                                   14,714           18,795
                                                                                         ---------        ---------
     Total cash, cash equivalents and short-term investments                                48,919           28,692
   Accounts receivable, net                                                                    149              237
   Note receivable and accrued interest from Motient Corporation, net                           --               --
   Note receivable from Verestar, Inc.                                                          --            2,500
   Prepaid expenses and other current assets                                                   637            1,048
                                                                                         ---------        ---------
     Total current assets                                                                   49,705           32,477

Property and equipment, net                                                                    631               57
Notes receivable and accrued interest from Mobile Satellite Venture, L.P.                   67,416           62,638
Investments in affiliates                                                                    3,219            2,769
Other assets                                                                                   695              158
                                                                                         ---------        ---------
       Total assets                                                                      $ 121,666        $  98,099
                                                                                         =========        =========

                    Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Accounts payable                                                                      $   1,754        $   1,958
   Accrued liabilities                                                                       3,240            3,950
   Deferred revenue                                                                            121              158
                                                                                         ---------        ---------
     Total current liabilities                                                               5,115            6,066
                                                                                         ---------        ---------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized
  discount of $33,687 and $36,979, respectively                                             87,608           80,182
                                                                                         ---------        ---------
Minority interest                                                                           13,521           12,467
                                                                                         ---------        ---------
Stockholders' equity (deficit):
   Preferred stock, $.01 par value. Authorized 10,000,000 shares;
     issued 1,199,007 shares as Series A Convertible Preferred Stock at
     September 30, 2004 and 1,171,612 shares at December 31, 2003                               --               --
   Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 6,077,309 shares at September 30, 2004 and 6,075,727 shares at
     December 31, 2003                                                                          61               61
   Non-voting common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 8,990,212 shares at each of September 30, 2004 and December
     31, 2003                                                                                   90               90
   Additional paid-in capital                                                              547,228          546,243
   Accumulated other comprehensive income                                                        4               --
   Accumulated deficit                                                                    (531,961)        (546,839)
   Treasury stock, at cost, nil shares at September 30, 2004 and 6,622 shares at
     December 31, 2003                                                                          --             (171)
                                                                                         ---------        ---------
       Total stockholders' equity (deficit)                                                 15,422             (616)
                                                                                         ---------        ---------
       Total liabilities and stockholders' equity (deficit)                              $ 121,666        $  98,099
                                                                                         =========        =========


                       See accompanying notes to unaudited consolidated financial statements.



                                           SKYTERRA COMMUNICATIONS, INC.
                                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands except share data)

                                                         Three Months Ended September 30,    Nine Months Ended September 30,
                                                         --------------------------------    -------------------------------
                                                              2004              2003             2004              2003
                                                         ---------------    -------------    --------------    -------------


Revenues                                                   $        418      $        196      $      1,778      $        196
Cost of revenues                                                    398               219             1,735               219
                                                           -------------     -------------     -------------     -------------
  Gross profit (loss)                                                20               (23)               43               (23)
Expenses:
   Selling, general and administrative                            2,224             1,464             6,372             4,785
   Depreciation and amortization                                     45                13                95                26
                                                           -------------     -------------     -------------     -------------
     Total expenses                                               2,269             1,477             6,467             4,811
                                                           -------------     -------------     -------------     -------------
Loss from operations                                             (2,249)           (1,500)           (6,424)           (4,834)
Interest income, net                                              1,900             1,592             9,490             4,656
Loss on investments in affiliates                                  (449)              (67)             (972)             (266)
Other (expense) income, net                                         (63)                3            20,841                (2)
Minority interest                                                  (172)             (288)             (631)             (835)
                                                           -------------     -------------     -------------     -------------
(Loss) income from continuing operations                         (1,033)             (260)           22,304            (1,281)
Gain from wind-down of discontinued operations                       --               319                --               882
                                                           -------------     -------------     -------------     -------------
Net (loss) income                                                (1,033)               59            22,304              (399)
   Cumulative dividends and accretion of convertible
     preferred stock to liquidation value                        (2,492)           (2,429)           (7,426)           (7,242)
                                                           -------------     -------------     -------------     -------------
Net (loss) income attributable to common stockholders      $     (3,525)     $     (2,370)     $     14,878      $     (7,641)
                                                           =============     =============     =============     =============
Basic (loss) earnings per common share:
  Continuing operations                                    $      (0.23)     $      (0.18)     $       0.99      $      (0.55)
  Discontinued operations                                            --              0.02                --              0.06
                                                           ------------      ------------      ------------      ------------
     Net (loss) earnings per common share                  $      (0.23)     $      (0.16)     $       0.99      $      (0.49)
                                                           ============      ============      ============      ============
Diluted (loss) earnings per common share:
  Continuing operations                                    $      (0.23)     $      (0.18)     $       0.95      $      (0.55)
  Discontinued operations                                            --              0.02                --              0.06
                                                           ------------      ------------      ------------      ------------
     Net (loss) earnings per common share                  $      (0.23)     $      (0.16)     $       0.95      $      (0.49)
                                                           ============      ============      ============      ============
Weighted average common shares outstanding:
  Basic                                                      15,064,616        15,047,262        15,062,714        15,439,433
                                                           ============      ============      ============      ============
  Diluted                                                    15,064,616        15,047,262        15,713,479        15,439,433
                                                           ============      ============      ============      ============


                       See accompanying notes to unaudited consolidated financial statements.



                                           SKYTERRA COMMUNICATIONS, INC.
                                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)

                                                                                     Nine Months Ended September 30,
                                                                                     --------------------------------
                                                                                          2004              2003
                                                                                     -------------     --------------


Cash flows from operating activities:
   Net income (loss)                                                                     $ 22,304         $   (399)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Gain from adjustment to reserve for note receivable and accrued
       interest from Motient Corporation                                                  (22,516)              --
     Gain from discontinued operations                                                         --             (882)
     Depreciation and amortization                                                             95               26
     Loss on investments in affiliates                                                        972              266
     Minority interest                                                                        631              835
     Non-cash compensation expense                                                            935              419
     Non-cash charge for issuance of warrants by consolidated subsidiaries                    392               28
     Changes in assets and liabilities (excluding effects of acquisitions):
       Accounts receivable, net                                                                88              260
       Prepaid expenses, interest receivable and other assets                                (836)          (3,426)
       Accounts payable and accrued liabilities                                            (1,183)            (563)
       Deferred revenue                                                                       (37)             (59)
                                                                                         --------         --------
           Net cash provided by (used in) continuing operations                               845           (3,495)
           Net cash used in discontinued operations                                            (9)            (358)
                                                                                         --------         --------
           Net cash provided by (used in) operating activities                                836           (3,853)
                                                                                         --------         --------
Cash flows from investing activities:
   Sales and maturities of short-term investments                                          18,949            2,000
   Purchases of short-term investments                                                    (14,868)         (18,798)
   Repayments (purchase) of notes receivable                                               21,500           (2,500)
   Cash paid for investments in affiliates, net of cash received from an investment        (1,422)            (389)
   Purchases of property and equipment                                                       (603)              (7)
   Cash paid for acquisitions, net of cash acquired and acquisition costs                    (105)             115
                                                                                         --------         --------
           Net cash provided by (used in) investing activities                             23,451          (19,579)
                                                                                         --------         --------
Cash flows from financing activities:
   Proceeds from issuance of common stock in connection with the exercise
     of options                                                                                17                6
   Cash paid in connection with tender offer                                                   --           (1,243)
   Proceeds from contributions to a consolidated subsidiary                                    --               48
                                                                                         --------         --------
           Net cash provided by (used in) financing activities                                 17           (1,189)
                                                                                         --------         --------
Effect of exchange rate changes on cash and cash equivalents                                    4               --
                                                                                         --------         --------
Net increase (decrease) in cash and cash equivalents                                       24,308          (24,621)
Cash and cash equivalents, beginning of period                                              9,897           37,484
                                                                                         --------         --------
Cash and cash equivalents, end of period                                                 $ 34,205         $ 12,863
                                                                                         ========         ========


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

     On February 10, 2003, the Federal Communications Commission (the "FCC") released an order relating to an application submitted by the MSV Joint Venture and certain of its competitors that could greatly expand the scope of the MSV Joint Venture's business by permitting the incorporation of ancillary terrestrial base stations (which we refer to as an "ancillary terrestrial component" or "ATC") into its mobile satellite network (the "ATC Order"). A similar application to the ATC Order was approved by Industry Canada, the FCC's counterpart in Canada, on May 22, 2004. With these ATC orders, the MSV Joint Venture entered a new stage of development which requires significant future funding requirements and/or a need for one or more strategic partners.

     In July 2003, the MSV Joint Venture filed a request for reconsideration of the ATC Order which asked the FCC for clarification on some of the requirements and definitions contained in the ATC Order and also to consider relaxing certain of the technical requirements stipulated in the order. Also in July 2003, certain terrestrial wireless providers petitioned the U.S. Court of Appeals for the District of Columbia to review the FCC's decision to grant ATC. The petition has been held in abeyance until the FCC rules on the request for reconsideration filed by the MSV Joint Venture.

     In the ATC Order, the FCC established certain requirements with which a mobile satellite service provider must comply in order to operate an ATC. In November 2003, the MSV Joint Venture filed an application demonstrating its compliance with the requirements. On November 8, 2004, the FCC approved the MSV Joint Venture's application, granting the MSV Joint Venture authority to operate an ATC, subject to certain conditions. Further, the FCC approved certain of the technical requirement waiver requests requested by the MSV Joint Venture and deferred ruling on certain other waiver requests until acting on other pending clarifications submitted in the request for reconsideration filed in July 2003.

     The Company is headquartered in New York, New York.

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2003 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation. The results of AfriHUB have been included in the consolidated financial statements beginning on April 19, 2004, the date of acquisition.

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

     Under the amended MSV Joint Venture Agreement, the convertible notes held by the MSV Investors Subsidiary will automatically convert into equity interests in the MSV Joint Venture upon the repayment of (i) the outstanding principal and accrued interest on certain outstanding debt of the MSV Joint Venture and (ii) the accrued interest on all outstanding convertible notes of the MSV Joint Venture, including the convertible notes held by the MSV Investors Subsidiary. Such principal and accrued interest totaled approximately $44.0 million as of September 30, 2004 and will need to increase thereafter by an amount equal to the additional interest accrued on the certain outstanding debt and convertible notes. Any additional equity investments used to repay these obligations must be made at a valuation of the MSV Joint Venture equal to or greater than the valuation at the time the MSV Investors Subsidiary purchased the notes. Currently, the MSV Investors Subsidiary would own, upon conversion, approximately 27.4% of the equity interests in the MSV Joint Venture.

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

     On July 9, 2004, the Company settled its dispute with Verestar's parent company regarding the break-up fee in connection with the termination of the August 2003 securities purchase agreement. As consideration for the settlement, Verestar's parent company paid the Company $1.5 million. This amount was reflected in the consolidated statement of operations as other income in the three months ended June 30, 2004.

     On July 29, 2004, the Company entered into a stipulated settlement with Verestar and its Creditor Committee pursuant to which Verestar agreed to pay the Company approximately $0.4 million representing certain amounts owed, including unpaid accrued interest, in connection with the senior secured note. On August 13, 2004, the Bankruptcy Court approved the stipulated settlement. This settlement amount was reflected in the consolidated statement of operations as interest income in the three months ended June 30, 2004.

     (b)  Interest in AfriHUB

     On April 19, 2004, the Company signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of $1.5 million. Through exclusive partnerships with certain Nigerian based universities, AfriHUB intends to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services. From August 2004 through November 2004, the Company purchased promissory notes from AfriHUB with an aggregate principal amount of approximately $0.2 million. On October 8, 2004, AfriHUB sold membership interests to an unaffiliated third party for $0.3 million. In addition, if AfriHUB meets certain operating and financial milestones, certain employees will be issued warrants to purchase ownership interests of AfriHUB. Following the October 2004 sale of the membership interests and including the effect of the warrants, the Company owns approximately 60.5% of AfriHUB's membership interests.

     In connection with the allocation of the purchase price to the fair value of the identifiable net assets acquired, the Company ascribed approximately $0.6 million to a significant contract. This intangible asset is included in other assets on the accompanying consolidated balance sheets and is being amortized over the approximate five-year minimum life of the contract.

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

     In April 2003, the Company acquired additional Series C Preferred Shares and warrants for approximately $40,000. Between June 2003 and September 2003, the Company purchased promissory notes from Miraxis with an aggregate principal amount of approximately $0.1 million. In November 2003, the promissory notes were converted to Series D Preferred Shares. From January 2004 through September 2004, the Company purchased additional promissory notes with an aggregate principal balance of approximately $0.1 million. Currently, the Company holds approximately 40% of the ownership interests of Miraxis. The Company's President and Chief Executive Officer currently holds an approximate 1% interest in Miraxis.

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

     On August 16, 2004, the Company purchased additional Series A Preferred Shares for approximately $0.2 million. Furthermore, on October 13, 2004, the Company purchased a short-term promissory note from Navigauge with a principal amount of approximately $0.3 million. Currently, the Company owns approximately 39.3% of the outstanding equity of Navigauge on an undiluted basis.

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

     On April 7, 2004, as a result of a payment received by Motient pursuant to a promissory note from the MSV Joint Venture, Motient paid the Company approximately $0.5 million of interest accrued on the New Motient Note. This amount was reflected in the consolidated statement of operations as interest income in the three months ended March 31, 2004. Following several successful financings by Motient, on July 15, 2004, Motient paid approximately $22.6 million representing all outstanding principal and accrued interest due on the New Motient Note as of that date. Accordingly, the reserve was adjusted in the three months ended June 30, 2004 resulting in the recognition of $19.0 million in other income and $3.5 million in interest income. The remaining $0.1 million represents interest earned during July 2004 and was recognized in the accompanying consolidated statement of operations in the three months ended September 30, 2004.

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

     The following table provides a reconciliation of the shares used in calculating earnings (loss) per common share:


                                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                                     ---------------------------------    -------------------------------
                                                         2004               2003              2004             2003
                                                     --------------    ---------------    --------------   --------------


Weighted average common shares outstanding - basic      15,064,616         15,047,262        15,062,714       15,439,433
Common shares issuable upon exercise of stock
   options                                                      --                 --           650,765               --
                                                     --------------    ---------------    --------------   --------------
Weighted average common shares outstanding -
   diluted                                              15,064,616         15,047,262        15,713,479       15,439,433
                                                     ==============    ===============    ==============   ==============


     During all periods presented, the Company had certain stock options and warrants outstanding, which could potentially dilute basic earnings (loss) per common share in the future, but were excluded in the computation of diluted earnings (loss) per common share in such periods, as their effect would have been antidilutive. For the three and nine months ended September 30, 2004, stock options and warrants exercisable for 2,662,950 and 1,727,903 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share, as they were antidilutive. For each of the three and nine months ended September 30, 2003, stock options and warrants exercisable for 2,320,663 shares of common stock were excluded from the computation of diluted loss per common share, as they were antidilutive.

     During each of the three and nine months ended September 30, 2004, 1,750,374 shares of common stock issuable upon the conversion of the preferred stock were excluded from the computation of diluted earnings per common share, as they were antidilutive. During each of the three and nine months ended September 30, 2003, 1,690,729 shares of common stock issuable upon the conversion of the preferred stock were excluded from the computation of diluted loss per common share, as they were antidilutive.

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

     APB Opinion No. 25 does not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally results in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of the Company's common stock and vesting schedules of underlying awards. As a result of the re-pricing of certain stock options in 2001 and 2002, the Company recognized compensation contra-expense of approximately $0.1 million for the three months ended September 30, 2004 and compensation expense of approximately $0.9 million for the nine months ended September 30, 2004. As a result of the re-pricing of those certain stock options, for the three and nine months ended September 30, 2003, the Company recognized compensation expense of approximately $0.3 million and $0.4 million, respectively.

     The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards (in thousands):


                                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                                      --------------------------------    -------------------------------
                                                          2004              2003              2004             2003
                                                      --------------    --------------    --------------   --------------


Net (loss) income, as reported                             $(1,033)               $59           $22,304           $(399)
(Deduct) Add: Stock-based compensation
   (contra-expense) expense, as reported                       (61)               297               935             419
Deduct: Total stock-based compensation expense
   determined under fair value based method for all
   awards                                                     (121)               (68)             (258)           (314)
                                                      --------------    --------------    --------------   --------------
Pro forma net income (loss)                                $(1,215)              $288           $22,981           $(294)
                                                      ==============    ==============    ==============   ==============

Basic earnings (loss) per common share:
   As reported                                              $(0.23)            $(0.16)            $0.99          $(0.49)
   Pro forma                                                $(0.25)            $(0.14)            $1.03          $(0.49)

Diluted earnings (loss) per common share:
   As reported                                              $(0.23)            $(0.16)            $0.95          $(0.49)
   Pro forma                                                $(0.25)            $(0.14)            $0.98          $(0.49)



     For the three months ended September 30, 2004, the Company issued options to purchase 40,000 shares of common stock at a weighted average fair value of $5.29 using the Black-Scholes option pricing model. For the nine months ended September 30, 2004, the Company issued options to purchase 220,000 shares of common stock at a weighted average fair value of $2.70 using the Black-Scholes option pricing model. For the three months ended September 30, 2003, the Company issued options to purchase 40,000 shares of common stock at a weighted average fair value of $1.26 using the Black-Scholes option pricing model. For the nine months ended September 30, 2003, the Company issued options to purchase 235,000 shares of common stock at a weighted average fair value of $0.83 using the Black-Scholes option pricing model.

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

     The segment information is reported along the same lines that our chief operating decision maker reviews the operating results in assessing performance and allocating resources. For each period presented, all reported revenues were attributable to ESP. For the nine months ended September 30, 2004, two customers individually accounted for more than 10% of the revenues and, combined, accounted for approximately $0.7 million of revenues and approximately $0.1 million of accounts receivable as of September 30, 2004.

     The following tables present certain other financial information on the Company's reportable segments (in thousands):


                                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                                  --------------------------------    --------------------------------
                                                       2004              2003              2004              2003
                                                  -------------     --------------    --------------    --------------


Loss from operations:
  ESP                                                   $(197)             $(185)            $(771)            $(185)
  AfriHUB                                                (630)                --            (1,092)               --
  Parent and other                                     (1,422)            (1,315)           (4,561)           (4,649)
                                                  -------------     --------------    --------------    --------------
                                                       (2,249)            (1,500)           (6,424)           (4,834)
Interest income, net                                    1,900              1,592             9,490             4,656
Loss on investments in affiliates                        (449)               (67)             (972)             (266)
Other (expense) income, net                               (63)                 3            20,841                (2)
Minority interest                                        (172)              (288)             (631)             (835)
                                                  -------------     --------------    --------------    --------------
(Loss) income from continuing operations               (1,033)              (260)           22,304            (1,281)
Gain from wind-down of discontinued operations             --                319                --               882
                                                  -------------     --------------    --------------    --------------
Net (loss) income                                     $(1,033)               $59           $22,304             $(399)
                                                  =============     ==============    ==============    ==============

                                                                          September 30,      December 31,
                                                                              2004               2003
                                                                          --------------    ---------------
Total assets:
  ESP                                                                              $193               $555
  AfriHUB                                                                         1,134                 --
  Parent and other                                                              120,339             97,544
                                                                          --------------    ---------------
                                                                               $121,666            $98,099
                                                                          ==============    ===============



(9)  Discontinued Operations

     From 1998 through the third quarter of 2001, the Company's principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket, Inc. subsidiary ("LiveMarket"), was made at the end of the third quarter of 2001. As of September 30, 2004, cash of approximately $40,000 (excluding the $0.3 million of cash collateralizing a letter of credit) was the remaining asset of Rare Medium, Inc. and LiveMarket. The liabilities of these subsidiaries totaled approximately $2.3 million, consisting of accounts payable and accrued expenses. Included in the total liabilities of these subsidiaries is $1.0 million related to a lease obligation which is guaranteed by the Company. The total maximum potential liability of this guarantee is $3.4 million, subject to certain defenses by the Company. Rare Medium, Inc. holds $0.3 million of cash in a certificate of deposit which is maintained as collateral for a letter of credit supporting the lease obligation. For the three and nine months ended September 30, 2003, the Company recognized a gain of approximately $0.3 million and $0.9 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

(10) Related Party Transactions

     During the three and nine months ended September 30, 2004, ESP recognized revenues totaling approximately $0.1 million and $0.5 million, respectively, for certain services provided to Navigauge and the MSV Joint Venture.

(11) Contingencies

     Litigation

     On November 19, 2001, five of the Company's shareholders filed a complaint against the Company, certain of its subsidiaries and certain of the current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, the Company filed a motion to dismiss on behalf of itself and its current and former officers and directors. On March 7, 2003, the Court denied the motion to dismiss, and discovery commenced. The Company filed a motion for summary judgment on July 30, 2004. The motion has been fully briefed and submitted to the Court. The Company intends to continue to dispute this matter vigorously.

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

     On July 26, 2002, plaintiffs James D. Loeffelbein, Terrie L. Pham and certain related parties filed suit against the Company, certain of its current and former officers, its former investor relations firm and a former employee of plaintiff Loeffelbein in the District Court of Johnson County, Kansas, Loeffelbein v. Milberg Weiss Bershad Hynes & Lerach, LLP, et al., 02 CV 04867. The plaintiffs asserted claims for fraud, negligence and breach of fiduciary duty against all of the Company and certain of its current and former officers in connection with allegedly false statements purportedly made to the plaintiffs. As a result of a court ordered mediation conducted as part of the appeals process, on September 28, 2004, the Company and the plaintiffs settled the matter. The settlement amount was paid in full by the Company's insurer.

     In August 2003, a former employee of the Company's discontinued services subsidiary, filed a putative class action against Rare Medium, Inc. and the Company, and certain other former subsidiaries that were merged into Rare Medium, Inc., in Los Angeles County Superior Court captioned Joe Robuck, individually and on behalf of all similarly situated individuals v. Rare Medium Group, Inc., Rare Medium L.A., Inc., Rare Medium, Inc., and Rare Medium Dallas, Inc., Los Angeles County Superior Court Case No. BC300310. The plaintiff filed the action as a putative class action and putative representative action asserting that: (i) certain payments were purportedly due and went unpaid for overtime for employees with five job titles; (ii) certain related violations of California's overtime statute were committed when these employees were not paid such allegedly due and unpaid overtime at the time of their termination; and (iii) certain related alleged violations of California's unfair competition statute were committed. Plaintiff seeks to recover for himself and all of the putative class, alleged unpaid overtime, waiting time penalties (which can be up to 30 days' pay for each person not paid all wages due at the time of termination), interest, attorneys' fees, costs and disgorgement of profits garnered as a result of the alleged failure to pay overtime. Discovery has commenced. On October 1, 2004, the Company filed a motion for summary judgment. Both the Company and Rare Medium, Inc. expect to vigorously dispute class certification and all other aspects of the action.

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

(12) Subsequent Events

     The terms of the Company's Series A convertible preferred stock provide for dividends of 4.65% of the then current face value to be paid quarterly in arrears commencing with the three months ended September 30, 2004. The first such payment of approximately $1.4 million was declared by the Company's board of directors and paid on October 14, 2004. The net loss attributable to common stockholders for the three months ended September 30, 2004 reflects the accrual of this dividend.

     On October 8, 2004, AfriHUB sold membership interests to an unaffiliated third party for $0.3 million. Following this sale of membership interests and including the effect of the warrants issuable to certain employees if AfriHUB meets certain operating and financial milestones, the Company owns approximately 60.5% of AfriHUB's membership interests.

     On November 8, 2004, the FCC approved the MSV Joint Venture's application, granting the MSV Joint Venture authority to operate an ATC, subject to certain conditions. Further, the FCC approved certain of the technical requirement waiver requests requested by the MSV Joint Venture and deferred ruling on certain other waiver requests until acting on other pending clarifications submitted in the request for reconsideration filed in July 2003.

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

     On April 19, 2004, we signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of up to $1.5 million. Our ownership interest is subject to dilution if AfriHUB meets certain operating and financial metrics. Through exclusive partnerships with certain Nigerian based universities, AfriHUB intends to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services. The first two campus facilities are expected to be operational during the fourth quarter of 2004.

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

Results of Operations for the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

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

     Revenues for the three months ended September 30, 2004 increased to $0.4 million from $0.2 million for the three months ended September 30, 2003. This increase was due to the acquisition of ESP on August 25, 2003, and accordingly, our inclusion of ESP's operating results from that date. In future periods, we also expect to report revenues of AfriHUB as it expects to begin offering its services on two university campuses in Nigeria during the fourth quarter of 2004.

     Cost of Revenues

     Cost of revenues includes the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues for the three months ended September 30, 2004 increased to $0.4 million from $0.2 million for the three months ended September 30, 2003. This increase was due to the acquisition of ESP on August 25, 2003, and accordingly, our inclusion of ESP's operating results from that date. In future periods, we expect to report an increase in cost of revenues as AfriHUB expects to begin offering its services on two university campuses in Nigeria during the fourth quarter of 2004.

     Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the three months ended September 30, 2004 increased to $2.2 million from $1.5 million for the three months ended September 30, 2003, an increase of $0.7 million. This increase relates primarily to approximately $0.6 million of expenses incurred by AfriHUB in the three months ended September 30, 2004 and a $0.3 million insurance claim payment received in the three months ended September 30, 2003, partially offset by a $0.4 million decrease in non-cash compensation expense relating to the repricing of certain options in 2002 and 2001. As our selling, general and administrative expense relates to our current operations, including ESP and AfriHUB, we expect these costs, excluding any non-cash compensation expense arising from fluctuations in the price of our common stock in association with the repricing of those certain stock options in 2001 and 2002, to increase in future periods as AfriHUB continues to hire employees and build its business.

     Interest Income, Net

     Interest income, net is comprised of the interest earned on the notes receivable from the MSV Joint Venture and Motient and on our cash, cash equivalents, and short-term investments. Interest income, net for the three months ended September 30, 2004 increased to $1.9 million from $1.6 million for the three months ended September 30, 2003, an increase of $0.3 million. This increase relates primarily to the $0.1 million of interest earned on the New Motient Note during the three months ended September 30, 2004 and a $0.1 million increase in interest earned on the note receivable from the MSV Joint Venture.

     Loss on Investment in Affiliates

     For the three months ended September 30, 2004, we recorded a loss on investments in affiliates of approximately $0.4 million relating to our proportionate share of Navigauge's operating loss. For the three months ended September 30, 2003, we recorded a loss on investments in affiliates of approximately $0.1 million for our proportionate share of each of Miraxis' and Navigauge's respective operating loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

     Minority Interest

     For the three months ended September 30, 2004, we recorded minority interest of approximately $0.2 million relating to the $0.3 million of equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary, partially offset by the $0.1 million of equity in loss attributable to the other shareholders in AfriHUB. For the three months ended September 30, 2003, we recorded minority interest of approximately $0.3 million relating to the equity in earnings attributable to the group of unaffiliated third parties who invested in our MSV Investors Subsidiary.

     Gain from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the three months ended September 30, 2004 and 2003, we recognized a gain of nil and $0.3 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

     Net Loss Attributable to Common Stockholders

     For the three months ended September 30, 2004 and 2003, we recorded a net loss attributable to common stockholders of approximately $3.5 million and $2.4 million, respectively. Included in the net loss attributable to common stockholders for the three months ended September 30, 2004 and 2003 was $2.5 million and $2.4 million, respectively, of dividends and accretion related to our Series A convertible preferred stock. Dividends were accrued related to amounts payable quarterly on the Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

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

     Revenues for the nine months ended September 30, 2004 increased to $1.8 million from $0.2 million for the nine months ended September 30, 2003. This increase was due to the acquisition of ESP on August 25, 2003, and accordingly, our inclusion of ESP's operating results from that date. In future periods, we expect to also report revenues of AfriHUB as it expects to begin offering its services on two university campuses in Nigeria during the fourth quarter of 2004.

     Cost of Revenues

     Cost of revenues includes the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues for the nine months ended September 30, 2004 increased to $1.7 million from $0.2 million for the nine months ended September 30, 2003. This increase was due to the acquisition of ESP on August 25, 2003, and accordingly, our inclusion of ESP's operating results from that date. In future periods, we expect to report an increase in cost of revenues as AfriHUB expects to begin offering its services on two university campuses in Nigeria during the fourth quarter of 2004.

     Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the nine months ended September 30, 2004 increased to $6.4 million from $4.8 million for the nine months ended September 30, 2003, an increase of $1.6 million. This increase relates primarily to the recognition of non-cash expense of approximately $1.2 million in the nine months ended September 30, 2004 relating to the repricing of certain options in 2002 and 2001 and the issuance of an option to purchase a less than one percent ownership interest in our MSV Investors Subsidiary to an unaffiliated consultant. For the nine months ended September 30, 2003, we recognized $0.3 million of non-cash expense relating to the option repricing. Also included in the increase are approximately $0.5 million and $1.0 million of additional expenses incurred by ESP and AfriHUB, respectively, in the nine months ended September 30, 2004, partially offset by the approximately $0.7 million charge recognized in the nine months ended September 30, 2003 relating to bonuses for certain executive officers for services provided during the year ended December 31, 2002 and the severance and benefits for our former Controller and former Treasurer. As our selling, general and administrative expense relates to our current operations, including ESP and AfriHUB, we expect these costs, excluding any non-cash compensation expense arising from fluctuations in the price of our common stock in association with the repricing of certain stock options in 2001 and 2002, to increase in future periods as AfriHUB continues to hire employees and build its business.

     Interest Income, Net

     Interest income, net is comprised of the interest earned on the notes receivable from the MSV Joint Venture, Verestar and Motient and on our cash, cash equivalents, and short-term investments. Interest income, net for the nine months ended September 30, 2004 increased to $9.5 million from $4.7 million for the nine months ended September 30, 2003, an increase of $4.8 million. This increase relates primarily to the adjustment of the reserve for the unpaid interest on the New Motient Note in the nine months ended September 30, 2004. The reserve was adjusted because Motient paid approximately $0.5 million of outstanding interest in April 2004 and approximately $22.6 million representing the entire outstanding principal and remaining interest due under the New Motient Note in July 2004. As there was no longer any uncertainty with respect to the ultimate collection on the principal or interest due under the New Motient Note, we recognized approximately $4.1 million in interest income in the nine months ended September 30, 2004, representing all interest earned from the May 2002 issuance of the note through the July 2004 repayment. Also contributing to the increase in interest income, net is the recognition of $0.3 million of interest in the nine months ended September 30, 2004 related to the senior secured note from Verestar.

     Loss on Investment in Affiliates

     For the nine months ended September 30, 2004, we recorded a loss on investments in affiliates of approximately $1.0 million relating to our proportionate share of Navigauge's operating loss. For the nine months ended September 30, 2003, we recorded a loss on investments in affiliates of approximately $0.3 million for our proportionate share of each of Miraxis' and Navigauge's respective operating loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

     Other Income, Net

     For the nine months ended September 30, 2004, we recorded other income, net of approximately $20.8 million relating primarily to one-time items, including the $19.0 million adjustment to the reserve for the New Motient Note, the $1.5 million settlement with Verestar's parent company in connection with the termination of the August 2003 securities purchase agreement, and the approximately $0.4 million representing a break-up fee in connection with the termination of the March 2004 Verestar asset purchase agreement.

     Minority Interest

     For the nine months ended September 30, 2004, we recorded minority interest of approximately $0.6 million relating to the $0.8 million of equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary, partially offset by the $0.2 million of equity in loss attributable to the other shareholders in AfriHUB. For the nine months ended September 30, 2003, we recorded minority interest of approximately $0.8 million relating to the equity in earnings attributable to the group of unaffiliated third parties who invested in our MSV Investors Subsidiary.

     Gain from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the nine months ended September 30, 2004 and 2003, we recognized a gain of nil and $0.9 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

     Net Income (Loss) Attributable to Common Stockholders

     For the nine months ended September 30, 2004, we recorded net income attributable to common stockholders of approximately $14.9 million. For the nine months ended September 30, 2003, we recorded a net loss attributable to common stockholders of approximately $7.6 million. Included in net income
(loss) attributable to common stockholders for the nine months ended September 30, 2004 and 2003 was $7.4 million and $7.2 million, respectively, of dividends and accretion related to our Series A convertible preferred stock. Dividends were accrued related to amounts payable quarterly on the Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

     We had approximately $48.9 million in cash, cash equivalents and short-term investments as of September 30, 2004. Cash provided by operating activities from continuing operations was approximately $0.8 million for the nine months ended September 30, 2004 and resulted primarily from the collection of approximately $3.9 million of accrued interest earned on the notes receivable from Motient and Verestar and the approximately $1.9 million received in connection with the Verestar transactions, partially offset by cash used for general corporate overhead including payroll and professional fees. Cash used by discontinued operations was approximately $9,000 for the nine months ended September 30, 2004 and resulted from cash used for settlement of vendor liabilities and legal and advisory fees.

     For the nine months ended September 30, 2004, cash provided by investing activities, excluding purchases and sales of short-term investments, was $19.4 million and resulted primarily from the $21.5 million repayment of the notes receivable from Motient and Verestar, partially offset by approximately $1.4 million used to purchase investments in Navigauge. We do not have any future funding commitments with respect to any of our investments. However, we expect that the MSV Joint Venture, AfriHUB, Miraxis, and Navigauge will require additional funding from time to time, and we may choose to provide additional funding, subject to our liquidity and capital resources at the time.

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

     On April 7, 2004, as a result of a payment received by Motient pursuant to a promissory note from the MSV Joint Venture, Motient paid us approximately $0.5 million of interest accrued on the New Motient Note. This amount was reflected in the consolidated statement of operations as interest income in the three months ended March 31, 2004. Following several successful financings by Motient, on July 15, 2004, Motient paid approximately $22.6 million representing all outstanding principal and accrued interest due on the New Motient Note as of that date. Accordingly, the reserve was adjusted in the three months ended June 30, 2004 resulting in the recognition of $19.0 million in other income and $3.5 million in interest income. The remaining $0.1 million represents interest earned during July 2004 and was recognized in the accompanying consolidated statement of operations in the three months ended September 30, 2004.

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

     Under the amended MSV Joint Venture Agreement, the convertible notes held by our MSV Investors Subsidiary will automatically convert into equity interests in the MSV Joint Venture upon the repayment of (i) the outstanding principal and accrued interest on certain outstanding debt of the MSV Joint Venture and (ii) the accrued interest on all outstanding convertible notes of the MSV Joint Venture, including the convertible notes held by the MSV Investors Subsidiary. Such principal and accrued interest totaled approximately $44.0 million as of September 30, 2004 and will need to increase thereafter by an amount equal to the additional interest accrued on the certain outstanding debt and convertible notes. Any additional equity investments used to repay these obligations must be made at a valuation of the MSV Joint Venture equal to or greater than the valuation at the time the MSV Investors Subsidiary purchased the notes. Currently, the MSV Investors Subsidiary would own, upon conversion, approximately 27.4% of the equity interests in the MSV Joint Venture.

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

     The fair value of the convertible notes approximates book value based on the equity value of the MSV Joint Venture's April 2004 funding transaction assuming conversion of such note.

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

     On July 9, 2004, we settled our dispute with Verestar's parent company regarding the break-up fee in connection with the termination of the August 2003 securities purchase agreement. As consideration for the settlement, Verestar's parent company paid us $1.5 million. This amount has been reflected in the accompanying consolidated statement of operations as other income in the nine months ended September 30, 2004.

     On July 29, 2004, we entered into a stipulated settlement with Verestar and its Creditor Committee pursuant to which Verestar agreed to pay us approximately $0.4 million representing certain amounts owed, including unpaid accrued interest, in connection with the senior secured note. On August 13, 2004, the Bankruptcy Court approved the stipulated settlement. This settlement amount has been reflected in the accompanying consolidated statement of operations as interest income in the nine months ended September 30, 2004.

     ESP Senior Secured Promissory Notes

     On August 25, 2003, for nominal consideration, we acquired all of the outstanding common stock of ESP, a product development and engineering services firm that creates products for and provides consulting and engineering services to the telecommunications, broadband, satellite communications, and wireless industries. Subsequent to the stock purchase, we purchased an aggregate of approximately $1.4 million of senior secured promissory notes from ESP. On June 9, 2004, we forgave approximately $0.8 million of outstanding principal and accrued interest of the promissory notes in exchange for the Series A Preferred Shares of Navigauge held by ESP. On September 28, 2004, we purchased an additional senior secured promissory note with a principal balance of approximately $0.1 million. As of September 30, 2004, principal and accrued interest of these senior secured notes totaled approximately $0.7 million.

     AfriHUB Commitment

     On April 19, 2004, we signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of up to $1.5 million. Through exclusive partnerships with certain Nigerian based universities, AfriHUB intends to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services. From August 2004 through November 2004, we purchased promissory notes from AfriHUB with an aggregate principal amount of approximately $0.2 million. On October 8, 2004, AfriHUB sold membership interests to an unaffiliated third party for $0.3 million. In addition, if AfriHUB meets certain operating and financial milestones, certain employees will be issued warrants to purchase ownership interests of AfriHUB. Following the October 2004 sale of the membership interests and including the effect of the warrants, we own approximately 60.5% of AfriHUB's membership interests.

     Series A Convertible Preferred Stock Dividend

     In accordance with the terms of our preferred stock, the holders are entitled to receive quarterly cash dividends commencing on July 1, 2004. The first such quarterly payment of approximately $1.4 million, for the three months ended September 30, 2004, was declared and paid on October 14, 2004. The aggregate annual dividend payment will be approximately $5.6 million through the mandatory redemption on June 30, 2012 or such earlier time as the terms of the preferred stock are renegotiated.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     As of September 30, 2004, we had approximately $48.9 million of cash, cash equivalents and short-term cash investments. These cash, cash equivalents and short-term cash investments are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

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

                                    PART II

Item 1.  Legal Proceedings

     On November 19, 2001, five of the Company's shareholders filed a complaint against the Company, certain of its subsidiaries and certain of the current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint seeks compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, the Company filed a motion to dismiss on behalf of itself and its current and former officers and directors. On March 7, 2003, the Court denied the motion to dismiss, and discovery commenced. The Company filed a motion for summary judgment on July 30, 2004. The motion has been fully briefed and submitted to the Court. The Company intends to continue to dispute this matter vigorously.

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

     On July 26, 2002, plaintiffs James D. Loeffelbein, Terrie L. Pham and certain related parties filed suit against the Company, certain of its current and former officers, its former investor relations firm and a former employee of plaintiff Loeffelbein in the District Court of Johnson County, Kansas, Loeffelbein v. Milberg Weiss Bershad Hynes & Lerach, LLP, et al., 02 CV 04867. The plaintiffs asserted claims for fraud, negligence and breach of fiduciary duty against all of the Company and certain of its current and former officers in connection with allegedly false statements purportedly made to the plaintiffs. As a result of a court ordered mediation conducted as part of the appeals process, on September 28, 2004, the Company and the plaintiffs settled the matter. The settlement amount was paid in full by the Company's insurer.

     In August 2003, a former employee of the Company's discontinued services subsidiary, filed a putative class action against Rare Medium, Inc. and the Company, and certain other former subsidiaries that were merged into Rare Medium, Inc., in Los Angeles County Superior Court captioned Joe Robuck, individually and on behalf of all similarly situated individuals v. Rare Medium Group, Inc., Rare Medium L.A., Inc., Rare Medium, Inc., and Rare Medium Dallas, Inc., Los Angeles County Superior Court Case No. BC300310. The plaintiff filed the action as a putative class action and putative representative action asserting that: (i) certain payments were purportedly due and went unpaid for overtime for employees with five job titles; (ii) certain related violations of California's overtime statute were committed when these employees were not paid such allegedly due and unpaid overtime at the time of their termination; and (iii) certain related alleged violations of California's unfair competition statute were committed. Plaintiff seeks to recover for himself and all of the putative class, alleged unpaid overtime, waiting time penalties (which can be up to 30 days' pay for each person not paid all wages due at the time of termination), interest, attorneys' fees, costs and disgorgement of profits garnered as a result of the alleged failure to pay overtime. Discovery has commenced. On October 1, 2004, the Company filed a motion for summary judgment. Both the Company and Rare Medium, Inc. expect to vigorously dispute class certification and all other aspects of this action.


Item 2.  Changes in Securities

(a)      Not applicable
(b)      Not applicable
(c)      Not applicable
(d)      Not applicable


Item 3.  Defaults Upon Senior Securities

     Not applicable


Item 4.  Submissions of Matters to a Vote of Security Holders

     None


Item 5.  Other Information

     None


Item 6.  Exhibits and Reports on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

      Exhibit
      Number                    Description
      --------                  -----------

        31.1      -     Certification of Jeffrey A. Leddy, Chief Executive
                        Officer and President of SkyTerra Communications,
                        Inc., required by Rule 13a-14(a) of the Securities
                        Exchange Act of 1934, as adopted pursuant to Section
                        302 of the Sarbanes-Oxley Act of 2002.
        31.2      -     Certification of Craig J. Kaufmann, Controller and
                        Treasurer of SkyTerra Communications, Inc., required
                        by Rule 13a-14(a) of the Securities Exchange Act of
                        1934, as adopted pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002.
        32.1      -     Certification of Jeffrey A. Leddy, Chief Executive
                        Officer and President of SkyTerra Communications,
                        Inc., Pursuant to 18 U.S.C Section 1350, as adopted
                        pursuant to Section 906 of the Sarbanes-Oxley Act of
                        2002.
        32.2      -     Certification of Craig J. Kaufmann, Controller and
                        Treasurer of SkyTerra Communications, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

          On July 16, 2004, the Company filed a report on Form 8-K announcing its receipt of payment of all principal and interest outstanding on the note issued by a subsidiary of the Motient Corporation.

          On August 17, 2004, the Company filed a report on Form 8-K announcing its earnings results for the quarter ended June 30, 2004.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 10, 2004                By:   /s/ JEFFREY A. LEDDY
                                              ------------------------------
                                              Jeffrey A. Leddy
                                              Chief Executive Officer and
                                              President Principal Executive
                                              Officer and Principal Financial
                                              Officer)


Date:  November 10, 2004                By:   /s/ CRAIG J. KAUFMANN
                                              ------------------------------
                                              Craig J. Kaufmann
                                              Controller and Treasurer
                                              (Principal Accounting Officer)