Form 10-K
period 2004-12-31
SKYTERRA COMMUNICATIONS INC
filed 2005-03-31
CIK 756502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


     /x/      Annual report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended December 31, 2004, or


     / /      Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the transition period from to

                        Commission file number  000-13865

                         SKYTERRA COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               23-2368845
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                        Identification Number)


    19 WEST 44TH STREET, SUITE 507
       NEW YORK, NEW YORK                                       10036
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

                            Yes / /         No /x/

The aggregate market value of the voting common stock held by non-affiliates of the registrant, as of June 30, 2004, was $31,922,127. All non-voting common stock was held by affiliates of the registrant.

As of March 30, 2005, 8,414,809 shares of our voting common stock and 8,990,212 shares of our non-voting common stock were outstanding.

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

ITEM 1. BUSINESS

Overview

     We operate our business through a group of complementary companies in the telecommunications industry. These companies include: (i) the Mobile Satellite Venture, L.P. joint venture ("MSV Joint Venture"), a joint venture which provides mobile digital voice and data communications services via satellite;
(ii) Electronic System Products, Inc. ("ESP"), a product development and engineering services firm; (iii) AfriHUB, LLC ("AfriHUB"), an early stage company that provides a limited amount of satellite based Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities while it actively pursues opportunities to provide technical training in the Nigerian market, (iv) Navigauge, Inc. (formerly known as IQStat, Inc., "Navigauge"), a market research firm that tracks the in-car radio usage and driving habits of consumers and (v) Miraxis, LLC ("Miraxis"), a development stage company that has access to a Ka-band license so long as it implements its business plan to provide satellite based multi-channel, broadband data and video services.

     In addition, the Company has been actively seeking complementary operational opportunities. Consistent with this strategy, in December 2004, we executed an agreement to acquire a 50% interest in the business of Hughes Network Systems, Inc. ("HNSI"), the leading developer, manufacturer, installer and provider of advanced satellite based networking solutions and services for businesses, governments and consumers worldwide, from The DIRECTV Group, Inc. ("DIRECTV"). Pursuant to the terms of the agreement with DIRECTV, HNSI will contribute to Hughes Network Systems, LLC ("HNS LLC"), a newly formed entity, substantially all of the assets and certain liabilities of its very small aperture terminal ("VSAT"), mobile satellite and carrier businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development. In consideration for this contribution, HNS LLC will pay HNSI $201.0 million of cash, subject to adjustment depending principally upon the closing value of HNSI's working capital (as defined in the agreement). In order to finance the asset purchase, HNS LLC intends to incur $325.0 million of term indebtedness and obtain a $50.0 million revolving credit facility which is expected to be undrawn at closing. Upon the consummation of these transactions, we will purchase 50% of the equity interests of HNS LLC for $50.0 million in cash and 300,000 shares of our common stock. Following this purchase, we will serve as the managing member of HNS LLC.

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

     We were incorporated in Delaware in 1985 as International Cogeneration Corporation.

MSV Joint Venture

     Through our 80% owned MSV Investors, LLC subsidiary ("MSV Investors Subsidiary"), we are an active participant in the MSV Joint Venture, a joint venture that also includes TMI Communications, Inc. ("TMI"), Motient Corporation ("Motient"), and certain other investors (collectively, the "Other MSV Investors"). The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. We have designated three members of the 13-member board of directors of the MSV Joint Venture's corporate general partner.

   Formation and Structure of MSV Joint Venture

     The MSV Joint Venture was originally formed in June 2000 as a subsidiary of Motient. In November 2001, following the receipt of regulatory and other governmental approvals, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act, by the Federal Communications Commission (the "FCC") and by Canadian regulatory authorities, Motient combined its existing satellite assets and authorizations with certain assets and authorizations of the satellite communications business of TMI, a subsidiary of Bell Canada Enterprises, and these assets and authorizations were contributed to the MSV Joint Venture. The assets and authorizations of the satellite business formerly owned by Motient that were contributed to the MSV Joint Venture included a satellite with coverage of most of North America and its surrounding waters and the associated existing FCC licenses and authorizations. The assets and authorizations of the satellite business contributed to the MSV Joint Venture by TMI included a second satellite (technologically identical to the satellite contributed to the MSV Joint Venture by Motient) with similar geographic coverage, as well as the associated Canadian satellite licenses and authorizations.

     Following the approvals described above and consistent with the terms of an agreement that we entered into in October 2001 with the MSV Joint Venture and certain other investors (the "MSV Joint Venture Agreement"), on November 26, 2001, through our MSV Investors Subsidiary, we purchased a $50.0 million interest in the MSV Joint Venture in the form of a convertible note. Immediately prior to the purchase of the convertible note, we contributed $40.0 million to the MSV Investors Subsidiary and a group of unaffiliated third parties collectively contributed $10.0 million. The note yielded interest at a rate of 10% per year, had a maturity date of November 26, 2006, and was convertible at any time at our option into equity interests in the MSV Joint Venture.

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

     Under the amended MSV Joint Venture Agreement, the convertible notes held by our MSV Investors Subsidiary would automatically convert into equity interests in the MSV Joint Venture upon the repayment of (i) the outstanding principal and accrued interest on certain outstanding debt of the MSV Joint Venture and (ii) the accrued interest on all outstanding convertible notes of the MSV Joint Venture, including the convertible notes held by our MSV Investors Subsidiary. On November 12, 2004, the MSV Joint Venture raised $145.0 million in cash by selling partnership units for $29.45 per unit and exchanged or converted approximately $84.9 million of debt securities and accrued interest. In connection with this financing, the convertible notes held by our MSV Investors Subsidiary converted into approximately 23% of the limited partnership interests of the MSV Joint Venture on an undiluted basis, at their original conversion price of $6.45 per unit. As a result of these transactions, our MSV Investors Subsidiary also received approximately $17.1 million in cash from the MSV Joint Venture to pay the accrued interest on the convertible notes. Our MSV Investors Subsidiary distributed approximately $13.6 million of this cash to us and $3.4 million of cash to the unaffiliated third parties who own the 20% minority interest.

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

     The wireless communications industry in which the MSV Joint Venture operates is highly competitive and characterized by continuing technological innovation. The MSV Joint Venture's competitors primarily include wireless communications service providers in the following markets:

     o PCS/Cellular - PCS and cellular services presently serve the majority of mobile communications users in the United States. There are a large number of cellular and PCS carriers providing voice service throughout most of the densely populated regions of the United States, including Verizon Wireless, Cingular Wireless, T-Mobile, Sprint PCS and Nextel Communications. Numerous paging companies also provide services similar to those offered or proposed to be offered by the MSV Joint Venture.

     o Mobile Satellite Services - A number of companies are selling or developing mobile satellite services ("MSS") utilizing a variety of satellite technologies that compete or will compete with the MSV Joint Venture's services. Mobile satellite services are provided using either geostationary or non-geostationary satellite systems.

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

          Non-Geostationary Earth Orbit Systems - Unlike GSO satellite systems, NGSO satellite systems use satellites that orbit much closer to the earth's surface and appear to traverse the sky when viewed by an observer on the earth. The benefit of NGSO systems is the reduced time delay in transmitting and receiving signals to and from the satellite due to the satellite's proximity to the earth's surface. Because NGSO systems orbit closer to the earth, however, each satellite covers a smaller region of the earth's surface and, accordingly, many more satellites are required to provide global coverage, which generally makes NGSO systems more expensive to launch and operate. Globalstar's NGSO satellite communications service, which was launched in 2000, provides voice and data services in most areas of the world, including the service areas covered by the MSV Joint Venture. In addition, Iridium Satellite LLC provides satellite voice services using an NGSO satellite system. The Iridium service area also overlaps with the service area of the MSV Joint Venture.

   MSV Joint Venture's Strategy

     The MSV Joint Venture plans to develop, build and operate a next-generation satellite system complemented by an ancillary terrestrial component ("ATC"). Such a system would combine some the best characteristics of satellite systems and of terrestrial wireless systems. While satellite systems can provide communications where it is difficult or impossible to provide communications coverage via terrestrial base stations, such as rural areas, such systems are susceptible to signal blockage in urban areas and inside buildings. By contrast, terrestrial systems do not serve significant remote areas, but function well in urban areas because of their ground network. The MSV Joint Venture intends to operate a satellite system with an ATC, enabling it to reach rural areas via satellite and function in urban settings and indoors through the terrestrial component.

     Incorporation of an ATC into the MSV Joint Venture's service offering will require significant planning and capital. While a decision on a specific development plan has not yet been made, such a plan will require compliance with the parameters set forth by the FCC rulings, as described below. In addition, development plans will entail, at a minimum, finalizing technical specifications for satellites, handsets and signal repeater equipment and selecting manufacturers for these components. Moreover, manufacturing, supply, launch and installation contracts will need to be negotiated and executed, and final development of network protocols and software will need to be completed.

     Build out of an ATC-enhanced network will require installation of a ground network in any given metropolitan area to enable in-building signal penetration. Because of the time and expense required to acquire and incorporate these components, we anticipate that an ATC will be phased in over time in various metropolitan areas. The FCC also requires geostationary orbit satellite systems like the MSV Joint Venture's to maintain a spare satellite either on the ground or in orbit.

   FCC's ATC Orders and Approval of the MSV Joint Venture's Application

     On February 10, 2003, the FCC released an order (the "February 2003 ATC Order"), which greatly expanded the scope of the MSV Joint Venture's business by permitting the incorporation of an ATC into its mobile satellite network. In the February 2003 ATC Order, the FCC determined that it would serve the public interest to permit MSS providers to incorporate an ATC into their satellite systems in three frequency bands: Big LEO (where Globalstar and Iridium operate), L-band (where the MSV Joint Venture and Inmarsat operate) and S-band (where TMI, ICO and Celsat are licensed). Specifically, the February 2003 ATC Order allows MSS operators to seek authority to integrate an ATC into their satellite networks for the purpose of enhancing their ability to offer high-quality, affordable mobile services on land, in the air and over oceans without using any additional spectrum resources beyond spectrum already allocated and authorized by the FCC for MSS in these bands. A similar application to the February 2003 ATC Order was approved by Industry Canada, the FCC's counterpart in Canada, on May 22, 2004.

     The FCC's authorization of an ATC for these MSS bands was subject to conditions that are designed to ensure the integrity of the underlying MSS offering and to prevent these services from becoming stand-alone terrestrial offerings. Specifically, to include an ATC in their satellite systems, the FCC required that the MSV Joint Venture and other MSS operators:

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

     Accordingly, under the February 2003 ATC Order, ATC operations of the MSV Joint Venture or other MSS providers were not permitted until such licensee has filed an application with the FCC demonstrating compliance with these requirements. Once the FCC approves such an application, terrestrial operations may commence. In November 2003, the MSV Joint Venture submitted its application.

     In November 2004, the FCC granted the MSV Joint Venture's application to operate an ATC in the L-Band, subject to certain conditions (the "November 2004 Application Approval"). The authorization was the first license for ATC operation granted by the FCC, allowing the MSV Joint Venture to offer an ATC with its commercial service. In addition, the FCC approved several of the MSV Joint Venture's waiver requests, providing the MSV Joint Venture more flexibility with respect to operating an ATC than previously provided in the February 2003 ATC Order. However, the FCC deferred ruling on certain of the MSV Joint Venture's other waiver requests until it acted on certain other pending petitions related to the February 2003 ATC Order. The FCC's order was subject to reconsideration and included various limitations and conditions necessary for the implementation of an ATC operation.

     In February 2005, the FCC released its new rules for the deployment and operation by the MSV Joint Venture of an ATC for its service, which provided the MSV Joint Venture with substantial additional flexibility in its system implementation, which is expected to allow it to significantly lower the cost of an ATC deployment and increase the capacity of the MSS/ATC hybrid system (the "February 2005 Order"). This additional flexibility provided by the FCC's decision is expected to allow the MSV Joint Venture to offer users affordable and reliable voice service from virtually anywhere on the North American continent. In addition, the MSV Joint Venture expects to be able to offer a cost effective high-speed data communications service in North America through its integrated satellite/terrestrial service system.

     The FCC's February 2005 Order rejected arguments that would have limited ATC flexibility. Instead, the FCC reaffirmed the fundamental underpinnings of the February 2003 ATC Order and removed many constraints that would have limited the spectral efficiency and communications efficacy of an ATC. The FCC's decision recognized the essential nature of an ATC in providing spectral efficiency to MSS users in populous areas, and that it can do so at an insignificant cost of interference potential to other systems.

     Terrestrial wireless providers strenuously opposed the FCC's proposal to grant ATC, claiming, among other things, that the spectrum held by the MSS licensees is worth billions of dollars if authorized for exclusive terrestrial wireless use and, therefore, should be auctioned. Many of these same terrestrial wireless providers filed court challenges to the February 2003 ATC Order, which could result in changes to the terms of the February 2003 ATC Order or the February 2005 Order that are unfavorable to the MSV Joint Venture or completely preclude the incorporation of an ATC in MSS networks, though neither we nor the MSV Joint Venture expect such an outcome. Inmarsat which offers mobile satellite service in the U.S. using the L-band spectrum, vigorously opposed the grant of ATC in the L-band - claiming it would cause unacceptable interference to its satellites. However, recently Inmarsat reconsidered its position now that ATC has been authorized and has announced that it will seek approval to incorporate an ATC into its satellite service in the United States, which could further increase competition in the provision of satellite services incorporating an ATC.

     As a result of the FCC's authorizations, the value of our stake in the MSV Joint Venture has significantly increased; however, even with ATC authority, the ability of the MSV Joint Venture to succeed is subject to significant risks and uncertainties, including the ability of the MSV Joint Venture to raise the capital necessary for the implementation of a satellite system including an ATC or to identify and reach an agreement with one or more strategic partners. Additional risks include the ability of the MSV Joint Venture to attract and retain customers, as well as increased potential competition from other satellite and wireless service providers.

   TerreStar Networks

     TerreStar Networks, Inc. ("TerreStar") was established by the MSV Joint Venture in February 2002, as a wholly owned subsidiary, to develop business opportunities related to the proposed receipt of certain licenses in the 2 GHz band. TMI, one of our partners in the MSV Joint Venture, holds the approval issued by Industry Canada for a 2 GHz space station authorization and related spectrum licenses for the provision of MSS in the 2 GHz band, as well as an authorization from the FCC for the provision of MSS in the 2 GHz band ("MSS Authorization"). These authorizations are subject to FCC and Industry Canada milestones relating to construction, launch, and operational date of the system. TMI plans to transfer the Canadian authorizations to an entity that is eligible to hold the Canadian authorizations and in which TerreStar and/or TMI will have an interest, subject to obtaining the necessary Canadian regulatory approvals. In order to satisfy the milestone requirements included within the authorizations, TerreStar and TMI entered into an agreement in which TerreStar agreed to enter into a non-contingent satellite procurement contract for the construction and delivery to TMI of a satellite that is consistent with the Canadian and FCC authorizations. Further, TMI agreed that at TerreStar's election, TMI will transfer the 2 GHz assets to the entity described above, subject to any necessary Canadian and U.S. regulatory approvals. In December 2002, TMI and TerreStar jointly applied to the FCC for authority to transfer TMI's MSS Authorization to TerreStar.

     In August 2002, Industry Canada advised the MSV Joint Venture that this arrangement met the requirement that TMI demonstrate that it is bound to a contractual agreement for the construction of the proposed satellite. However, certain wireless carriers had urged the FCC to cancel TMI's MSS Authorization. A similar group also filed a petition in January 2003 asking the FCC to dismiss the application to transfer TMI's MSS Authorization to TerreStar. In February 2003, the FCC adopted an order canceling TMI's MSS Authorization due to an alleged failure to enter into a noncontingent satellite construction contract before the specified first milestone date.

     In June 2004, the FCC agreed to waive aspects of the first milestone requirement applicable to TMI's MSS Authorization and, therefore, reinstated that authorization, along with the application to transfer TMI's MSS Authorization to TerreStar. The FCC also modified the milestone schedule applicable to TMI's MSS Authorization. TMI recently certified to the FCC its compliance with the second milestone under its MSS Authorization. The FCC is currently reviewing that certification for compliance with the requirements. The application to transfer TMI's MSS Authorization to TerreStar is still pending before the FCC.

     On December 20, 2004, the MSV Joint Venture issued rights to receive all of the shares of TerreStar's common stock to the limited partners of the MSV Joint Venture, including our MSV Investors Subsidiary, pro rata in accordance with each limited partner's percentage ownership. The rights will be exchanged into shares of TerreStar common stock automatically on May 20, 2005. In connection with the distribution of the rights, TerreStar issued warrants to purchase shares of its common stock representing 3% of the outstanding equity to one of the Other MSV Investors. These warrants have an exercise price of $0.21491 per share and expire on December 20, 2006. Following the exchange of the rights and considering this warrant, our MSV Investors Subsidiary would own approximately 22% of TerreStar on an undiluted basis.

     For additional information on the MSV Joint Venture and TerreStar, refer to the consolidated financial statements and related notes thereto of the MSV Joint Venture included in Item 15 of this Form 10-K.

Hughes Network Systems

     In December 2004, we signed an agreement with DIRECTV to acquire a 50% interest in the business of HNSI. Pursuant to the terms of the agreement, HNSI will contribute to HNS LLC, a newly formed entity, substantially all of the assets and certain liabilities of its VSAT, mobile satellite and carrier businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development. In consideration for this contribution, HNS LLC will pay HNSI $201.0 million of cash, subject to adjustment depending principally upon the closing value of HNSI's working capital (as defined in the agreement). In order to finance the asset purchase, HNS LLC intends to incur $325.0 million of term indebtedness and obtain a $50.0 million revolving credit facility which is expected to be undrawn at closing. Upon the consummation of these transactions, we will purchase 50% of the equity interests of HNS LLC for $50.0 million in cash and 300,000 shares of our common stock. Following this purchase, we will serve as the managing member of HNS LLC. Our purchase is currently expected to close in April 2005 and is subject to HNS LLC completing the issuance of the senior notes, regulatory approvals and other customary closing conditions.

     Based in Germantown, MD, HNS is the world's leading provider of broadband satellite networks and services to the VSAT enterprise market and the largest satellite Internet access provider to the North American consumer market. HNS offers highly customized products and services that help its customers meet their unique needs for data, voice and video communications, typically across geographically dispersed locations. HNS invented VSATs in 1983 and has been a leader in commercializing satellite communications since then, achieving extensive depth and experience in the operation of satellite data, voice and video networks. A VSAT system uses satellite communications technology to provide broadband connectivity to one or more fixed locations on the ground. HNS provides or enables a variety of satellite based broadband services, such as intranet and Internet access, voice services, connectivity to suppliers, franchisees and customers, credit authorization, inventory management, content delivery and video distribution to large, medium and small enterprise customers. HNS is a leading provider to these end markets and serves over 200 large enterprises, many of which are Fortune 1000 corporations. Over the past 15 years, HNS has shipped more than 750,000 satellite terminals to over 100 countries, either directly or through its subsidiaries and international joint venture arrangements. HNS is the largest satellite broadband consumer Internet access provider in North America based on terminals shipped.

     HNS's network solutions best support enterprise network requirements that consist of geographically dispersed sites communicating with a singe central data center or access point with a need for highly secure and reliable service availability across one or more regions. In addition, due to the shared nature of HNS's satellite communications resources, its networks provide attractive economics for multi-site applications that have varying levels of traffic requirements at any one site. To date, HNS has shipped approximately 430,000 enterprise terminals in networks of up to 16,000 sites. HNS maintains its market leadership position by offering large enterprises a customizable and complete turnkey solution, including program management, installation, training and support services. HNS is also targeting the expanding small and medium enterprise ("SME") and small office/home office ("SOHO") markets by packaging access, network and hosted services normally reserved for large enterprises into a comprehensive solution. HNS's extensive experience in product development and service delivery yields quality and reliability for HNS's enterprise customers, which include leaders in the automotive, energy, financial, hospitality, retail and services industries. HNS's large enterprise VSAT customers typically enter into long-term contracts with HNS with an average length of 3 to 5 years.

     We believe that HNS's long heritage of operating networks has created one of the industry's most reliable services, with network availabilities in excess of 99.96% in 2004, and a legacy of innovation that has made the HNS brand one of the most respected in the industry. HNS believes its VSAT systems offer a distinct advantage for its target customers compared with terrestrial-based alternatives by offering a combination of homogenous coverage to geographically dispersed sites, high reliability and security levels, rapid and cost-efficient deployment, attractive economics for multicast and broadcast applications and the ability to completely bypass local and inter exchange carriers. These system features allow HNS to control the overall performance and grade of service, regardless of the geographic location of its customers. Moreover, HNS's VSAT systems provide a global service footprint that can reach approximately 90% of the world's population with a single provider solution through leased satellite transponder capacity.

     HNS has a long history of product development and leadership which allows it to both reduce the cost of its hardware and increase the functionality and throughput of its systems. We expect that HNS will continue this tradition with the release of its DW 7000 terminal, scheduled for mid-2005, which is expected to increase its customers' in route data speed by as much as 600% and expand service functionality with lower hardware costs.

     HNS plans to launch its next-generation SPACEWAY 3 satellite over North America in late-2006 and to introduce service on SPACEWAY's data network in 2007. With SPACEWAY, HNS will be able to offer communication rates that meet or exceed those currently available on DSL, cable or T-1 lines. HNS intends to leverage SPACEWAY's faster communication rates and greater functionality to grow its market share in the rapidly expanding North American SME and SOHO markets, which have historically been largely serviced by terrestrial alternatives, to further increase its consumer subscriber base. The SPACEWAY satellite will also allow HNS to reduce its transponder leasing needs and its high capacity will allow HNS to reduce its transponder leasing needs and to reduce costs as new and renewing customers migrate onto its SPACEWAY satellite.

Electronic System Products

     Based in Atlanta, Georgia, ESP is an engineering services firm with expertise in the design and manufacturing of electronic products and systems across many disciplines of electrical engineering. ESP also owns a portfolio of patented intellectual property, including BTSC stereo encoding and decoding technology used to support the end-to-end delivery of stereo audio over legacy analog television transmission systems and several versions of FLEX paging reference designs used to provide one-way machine-to-machine wireless telemetry control for commercial and industrial applications. Substantially all of our consolidated revenues for the years ended December 31, 2004 and 2003 relate to services provided by ESP. During the fourth quarter of 2004, ESP experienced a significant decline in demand for its services, including from its existing customers. As a result, in January 2005, ESP was forced to reduce its workforce from 21 employees to four employees to compensate for the reduced cash inflows. ESP is still performing services for the MSV Joint Venture and Navigauge; however, it is no longer seeking new client engagements and is instead focusing on exploiting its intellectual property portfolio. As of December 31, 2004, we owned approximately 78% of ESP.

AfriHUB

     Based in Fairfax, Virginia, AfriHUB planned to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. While establishing centers which provide these services on two university campuses during the fourth quarter of 2004, AfriHUB experienced significant unanticipated delays and costs in opening these facilities, as well as greater price sensitivity within the university communities. As a result, AfriHUB has suspended its planned roll out of service to additional campuses and is actively pursuing other opportunities to provide technical training in the Nigerian market. As of December 31, 2004, we owned approximately 70% of AfriHUB.

Navigauge

     Based in Atlanta, Georgia, Navigauge is a privately held media and marketing research firm targeting radio broadcasters, advertisers and advertising agencies in the United States. After three years of extensive research and development, Navigauge completed development, with the help of ESP, of a patent-pending monitoring device which tracks the in-car radio usage and driving habits of consumers. In the fourth quarter of 2004, Navigauge launched its service in Atlanta and intends, upon raising sufficient capital, to recruit panels in other top media markets in the country. Data collected from the panels will be used to generate information regarding radio usage and consumer behavior that can be marketed. As of December 31, 2004, we owned approximately 39% of Navigauge.

Miraxis

     Based in Atlanta, Georgia, Miraxis is a development stage company that has access to a Ka-band license so long as it implements its business plan to provide satellite based multi-channel, broadband data and video services in North America. The assets of Miraxis consist principally of its business plan and related intellectual property, its access to the Ka-band license subject to implementing such business plan and certain memoranda of understanding between Miraxis and certain potential strategic business partners. To execute its business plan, Miraxis will need to raise significant amounts of capital in order to launch several satellites. In 2004, other than $0.1 million of promissory notes purchased by us, Miraxis has been unsuccessful in raising any additional capital. As of December 31, 2004, we owned approximately 40% of Miraxis.

Employees

     As of December 31, 2004, we and our consolidated subsidiaries had 83 employees. We believe our relationship with our employees is good, and none are represented by a union. Generally, our employees are retained on an at-will basis. We have entered into employment agreements, however, with certain of our key employees and require all of our senior managers, as well as most of our key employees, to sign confidentiality agreements. Certain of our personnel have non-competition agreements that prohibit them from competing with us for various periods following termination of their employment.

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

     In response to the applications by the MSV Joint Venture and certain other MSS providers, the FCC issued the February 2005 Order permitting the incorporation of an ATC into mobile satellite services in various frequency bands, subject to a set of conditions being met. In July 2003, certain terrestrial wireless providers petitioned the U.S. Court of Appeals for the District of Columbia to review the FCC's decision to grant ATC. The petition was held in abeyance until the FCC rules on the request for reconsideration filed by the MSV Joint Venture. Since the FCC's grant of the MSV Joint Venture's application to operate a MSS system with an ATC in November 2004 and the FCC's issuance of its reconsideration order in February 2005, the petition in the Court of Appeals is expected to proceed. If the Court of Appeals invalidates the February 2003 ruling, the MSV Joint Venture's ability to implement its business strategy and compete effectively would be harmed, which would cause our joint venture interest in the MSV Joint Venture to depreciate in value and could have a material adverse effect on our financial condition. See "Risk Factors - The value of our interest in the MSV Joint Venture may decline significantly in the future because the MSV Joint Venture is entering a new stage of development and its business involves a high degree of risk" under this Item 1.

     In addition, HNS is subject to regulation in the provision of international telecommunications. Currently, HNS is required to obtain approvals from national and local authorities in connection with most of the services that it provides. As a provider of communications services in the United States, it is subject to the regulatory authority of the United States, primarily the FCC. It is also subject to the export control laws, sanctions and regulations of the United States with respect to the export of telecommunications equipment and services. In addition, certain aspects of HNS's business are subject to state and local regulation. HNS is also subject to regulation by the national communications authorities of other countries in which HNS, and under certain circumstances its resellers, provide service.

     The governmental approvals for HNS's current business generally have not been difficult to obtain in a timely manner. However, the failure to obtain particular approvals has delayed, and in the future may delay, HNS's provision of current and new services. Moreover, the imposition by a governmental entity of conditions on HNS's business, or the failure to obtain authorizations necessary to operate satellites or provide satellite service, could have a material adverse effect on HNS's ability to generate revenue and conduct its business as currently planned. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or the renewal of existing authorizations.

Financial Information

     For additional information regarding the revenues, profits and losses and assets of the reportable segments of the Company, refer to the consolidated financial statements and related notes thereto for each of the Company and the MSV Joint Venture included in Item 15 of this Form 10-K.

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

Risks Relating to the Businesses of the MSV Joint Venture and HNS

   The value of our interest in the MSV Joint Venture may not appreciate further or may decline significantly in the future because the MSV Joint Venture has entered a new stage of development and its business involves a high degree of risk.

     Our interest in the MSV Joint Venture represents a substantial portion of the value of our total assets. The value of our interest in the MSV Joint Venture may not appreciate further or may decline significantly and rapidly in value in the future. With the FCC's issuance of the February 2003 ATC Order, the November 2004 Application Approval Order and the February 2005 Reconsideration Order, the MSV Joint Venture has entered a new stage of development which will require significant future funding requirements and/or a need for one or more strategic partners. There can be no assurances that the MSV Joint Venture will obtain financing or reach an agreement with a strategic partner on satisfactory terms. In addition, the MSV Joint Venture's business is subject to a number of other significant risks and uncertainties, including:

     o    rapid technological change,

     o    intense competition, and

     o extensive government regulation by the FCC in the United States and by Industry Canada in Canada.

   If it implements an ATC system, the MSV Joint Venture may face increased competition which may have negative consequences on our interest in the MSV Joint Venture.

     The February 2003 ATC Order permitted the MSV Joint Venture, which currently operates in the L-band, as well as the MSS operators in the Big LEO band and the S-band, to implement ATCs, subject to meeting the FCC's conditions. While the MSV Joint Venture is the first to have had such an application approved, the MSV Joint Venture will likely face serious competition in the provision of MSS using an ATC. Moreover, like the MSV Joint Venture, Inmarsat offers mobile satellite service in the U.S. using the L-band spectrum. Although Inmarsat had vigorously opposed the grant of ATC in the L-band - claiming it would cause unacceptable interference to its satellites - following the February 2005 Reconsideration Order, Inmarsat reconsidered its position and has announced that it will seek approval to incorporate an ATC into its satellite service in the United States. If Inmarsat or any of the other competitors of the MSV Joint Venture receive more extensive or more favorable approvals from the FCC, the MSV Joint Venture's ability to implement its business strategy and compete effectively also could be harmed.

   The MSV Joint Venture has experienced, and may continue to experience, anomalies with its satellites which may have negative consequences on our interest in the MSV Joint Venture.

     Satellite services face numerous uncertainties that are unique to the industry. Satellite launches include risk, and launch failures do occur. Moreover, once in orbit, satellites can experience failures or technical anomalies that could damage the ability to provide services to customers. The MSV Joint Venture's satellites have experienced anomalies. No adequate assurance can be given that such anomalies will not impair the MSV Joint Venture's business or that they will not occur on future satellites. Satellites cannot be repaired once in orbit and, accordingly, even a technical anomaly short of total failure of the satellite could limit the usefulness of the satellite. The MSV Joint Venture's application to incorporate an ATC contemplates that these services will be provided using one or more next-generation satellites. Accordingly, the MSV Joint Venture will face the risks attendant with launching new satellites in the near term should specific authorizations to launch be received.

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

   Our ability to acquire a 50% interest in HNS is subject to numerous uncertainties.

     On December 3, 2004, we executed an agreement to acquire a 50% interest in HNS in exchange for $50.0 million of cash and 300,000 shares of our common stock. The transaction is subject to customary closing conditions, including regulatory approvals. There can be no assurance that the transaction will close. For the purposes of all of the risk factors set forth herein other than this risk factor, we have assumed the successful consummation of our acquisition of a 50% interest in HNS.

   HNS's business is subject to uncertainties and we may lose our entire investment.

     The HNS business involves numerous uncertainties. If we are not successful in assisting HNS in maintaining or growing its revenues and/or cannot control its costs, the business could need additional capital which could require additional indebtedness or the sale of further additional equity of HNS resulting in dilution of our interest in HNS or require additional capital contributions by us. If such actions are necessary, there can be no assurances that they will be on terms favorable to us or that they will result in the business being successful or financially viable. If we are unable to take such actions, the value of our interest in HNS will be adversely affected or lost.

   If we or HNS lose key personnel or are unable to attract and retain senior operation employees, our operations or those at HNS could be materially and adversely affected.

     Our success is dependent to a significant extent upon the continuing efforts, abilities and business generation capabilities of our executive management team and certain key employees at HNS. While we have programs in place, and will implement new programs at HNS, to motivate, reward and retain those individuals, they may be unwilling or unable to continue in their present positions. The loss or unavailability of certain of our executive officers or key employees at HNS could affect our ability to successfully manage HNS, HNS's client relationships or new business opportunities and could impede HNS's ability to implement its business strategy. HNS's success and plans for future growth will also depend on its ability to hire and retain executives and other senior personnel. If HNS is not successful in this regard, the value of our interest in HNS will be negatively impacted.

   If HNS is unable to attract, retain and manage its employees, its business will suffer.

     HNS's, and our, future performance depends in large part upon HNS's ability to attract, develop, motivate and retain skilled personnel. Qualified employees are in demand, and there is significant competition for these individuals. As a result, HNS may not be able to attract and retain sufficient numbers of these qualified individuals in the future, which may adversely affect HNS's future performance. Further, there can be no assurances that the additional personnel that we or HNS hire will work well together with existing members of our management team and the management team of HNS.

   The long-term debt obligations of HNS could limit its ability to implement its business plan.

     The indebtedness that will be incurred by HNS upon closing of the transactions will exceed $325 million and will contain restrictions that may limit HNS's ability to finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions.

     HNS's substantial level of indebtedness could have important consequences to us and our common stock, including the following:

     o HNS's ability to obtain additional financing for working capital, capital expenditures or general corporate purposes may be impaired;

     o the portion of HNS's cash flow needed to make debt service payments on the debt will reduce the funds available to it for other purposes; and

     o HNS may have a higher level of indebtedness than some of its competitors, which may put it at a competitive disadvantage and reduce its flexibility in planning for, or responding to, changing conditions in our industry, including technological change or increased competition.

   HNS's ability to protect proprietary technology is limited and infringement claims against HNS could restrict the business.

     HNS's success depends significantly on its ability to protect proprietary rights to the technologies used in its products and services. If HNS is unable to protect its proprietary rights adequately, its competitors could use the intellectual property HNS has developed to enhance their own products and services, which could materially harm HNS's business and negatively impact the value of our common stock. HNS currently relies on a combination of patents, trade secret laws, copyrights, trademarks, service marks and contractual rights to protect its intellectual property. We cannot assure you the steps HNS has taken to protect its proprietary rights are adequate. Also, we cannot assure you that HNS's issued patents will remain valid or that any pending patent applications will be issued. Additionally, the laws of some foreign countries in which HNS products are or may be sold do not protect its intellectual property rights to the same extent as do the laws of the United States.

     Litigation may often be necessary to protect HNS's intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. We believe infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will likely be asserted against HNS in the future. If any claims or actions are asserted against HNS, it may seek to obtain a license under a third party's intellectual property rights. We cannot assure you, however, that a license will be available under reasonable terms or at all. Litigation of intellectual property claims could be extremely expensive and time consuming, which could materially harm HNS's business, regardless of the outcome of the litigation. If HNS's products are found to infringe upon the rights of third parties, it may be forced to incur substantial costs to develop alternative products. We cannot assure you that HNS would be able to develop alternative products or, if these alternative products were developed, they would perform as required or be accepted in the applicable markets. If HNS is unable to address any of the risks described above relating to the protection of its proprietary rights, it could materially harm HNS's business and negatively impact the value of our common stock.

   Because we will be conducting significantly more business internationally through HNS, we will face additional risks related to foreign currency fluctuation as well as global political and economic conditions.

     HNS has a significant international operation. HNS's international sales account for a significant percentage of its revenues. Many of these international sales may be denominated in foreign currencies. A decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies or the repatriation of revenues earned outside of the U.S. This decrease in value could also make HNS's products less price-competitive.

     There are additional risks in conducting business internationally, including:

     o    unexpected changes in regulatory requirements;

     o    increased cost of localizing systems in foreign countries;

     o    increased sales and marketing and research and development expenses;

     o    availability of suitable export financing;

     o    timing and availability of export licenses;

     o    tariffs and other trade barriers;

     o    political and economic instability;

     o challenges in staffing and managing foreign operations and ensuring compliance with U.S. and foreign regulations, including U.S. laws relating to trade, export controls and foreign corrupt practices;

     o    difficulties in managing distributors;

     o    potentially adverse tax consequences;

     o    potential difficulty in making adequate payment arrangements; and

     o    potential difficulty in collecting accounts receivable.

     In addition, some of HNS's customer agreements are governed by foreign laws, which may differ significantly from U.S. laws. HNS may be limited in its ability to enforce its rights under these agreements and to collect damages, if awarded. If HNS is unable to address any of the risks described above, it could materially harm its business.

Risks Relating to the Industries in Which the MSV Joint Venture and HNS Operate

   Our business is subject to general economic conditions. Future economic downturns could have an adverse impact on HNS and the MSV Joint Venture.

     Our business is subject to fluctuations based upon the general economic conditions in North America and, to a lesser extent, the global economy. Future general economic downturns or a continued recession in the United States could substantially reduce the demand for satellite communications services, thereby reducing the value of HNS or the MSV Joint Venture. A further deterioration in existing economic conditions could therefore materially and adversely affect our financial condition, operating results and business.

   Governmental regulation of the mobile satellite services industry could negatively impact the value of our interest in the MSV Joint Venture.

     Currently, we are not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally. The mobile satellite services business of the MSV Joint Venture, however, is subject to extensive government regulation in the United States and Canada. Unlike some satellite services where a satellite licensee is granted an exclusive right to a predetermined amount of spectrum for a definite time period, L-band spectrum historically has been shared among five different licensees (Solidaridad in Mexico, TMI Communications in Canada, Motient in the United States, the Russian Federation, and Inmarsat), and these five licensees have agreed to coordinate their spectrum needs on an annual basis and divide the available L-band spectrum among themselves. Among other considerations, prior usage of the L-band to provide service is one factor determining the allotment to each licensee on an annual basis. Notwithstanding the agreement among these five licensees to coordinate annually their spectrum usage in the L-band, the five licensees currently continue to operate pursuant to a coordination agreement reached in Mexico City in 1995 and annual coordination meetings have not been held since 1999. Motient and TMI were licensed by their respective communications regulatory agencies many years ago to use L-band spectrum in their respective countries. Following FCC and Industry Canada consent, Motient and TMI assigned their respective L-band satellite licenses to the MSV Joint Venture. The MSV Joint Venture cannot be assured that it will have access to sufficient L-band spectrum to meet its needs in the future pursuant to this annual coordination process. Moreover, Inmarsat had vigorously opposed the approval of ATC in the L-band and has announced that it will file its own ATC application, which may complicate the annual coordination process for spectrum in the L-band.

     Several companies were authorized by the FCC to use mobile earth terminals in the U.S. over the Inmarsat L-band satellites. These authorizations could increase the demand for and usage of the L-band by Inmarsat, which in turn could increase Inmarsat's demand for L-band spectrum pursuant to the annual coordination process. The FCC further proposed that any new spectrum that becomes available in the L-band may be awarded to competing mobile satellite services providers. If the FCC adopts this proposal, the MSV Joint Venture could face increased competition in the mobile satellite services marketplace.

     Furthermore, the MSV Joint Venture's ability to operate a satellite system with an ATC is subject to the February 2003 ATC Order, the November 2004 Application Approval and the February 2005 Order and general FCC oversight and approval. If the MSV Joint Venture is unable to implement an ATC due to restrictions imposed by the FCC or otherwise, the MSV Joint Venture's business will be severely limited and the value of our interest in the MSV Joint Venture will be significantly and negatively impacted.

   If court challenges to the february 2003 atc order and the february 2005 order are successful, it would likely have negative consequences on the nature of the MSV Joint Venture's ATC implementation which could negatively impact the value of our interest in the MSV Joint Venture.

     In July 2003, certain terrestrial wireless providers petitioned the U.S. Court of Appeals for the District of Columbia to review the FCC's decision to grant the February 2003 ATC Order. The petition was held in abeyance until the February 2005 Order was released. If the FCC strikes down all or certain aspects of the February 2003 ATC Order or the February 2005 Order following an appeal or the Court of Appeals invalidates either order, the ability of the MSV Joint Venture to execute its business plan and the value of our interest in the MSV Joint Venture could be materially negatively impacted. While the MSV Joint Venture along with its members, including us, will continue to deploy our resources to support the February 2003 ATC Order and the February 2005 Order, there can be no assurances that we will be successful.

   HNS is subject to significant regulation.

     The provision of international telecommunications is regulated.
Currently, HNS is required to obtain approvals from national and local authorities in connection with most of the services that it provides. As a provider of communications services in the United States, it is subject to the regulatory authority of the United States, primarily the FCC. It is also subject to the export control laws, sanctions and regulations of the United States with respect to the export of telecommunications equipment and services. In addition, certain aspects of HNS's business are subject to state and local regulation. HNS is also subject to regulation by the national communications authorities of other countries in which HNS, and under certain circumstances its resellers, provide service.

     The governmental approvals for HNS's current business generally have not been difficult to obtain in a timely manner. However, the failure to obtain particular approvals has delayed, and in the future may delay, HNS's provision of current and new services. Moreover, the imposition by a governmental entity of conditions on HNS's business, or the failure to obtain authorizations necessary to operate satellites or provide satellite service, could have a material adverse effect on HNS's ability to generate revenue and conduct its business as currently planned. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or the renewal of existing authorizations.

     Future changes to the regulations under which HNS operates could increase its costs or make it easier or less expensive for our competitors to compete with HNS.

   HNS's international sales and operations are subject to U.S. laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect HNS's operations.

     HNS must comply with U.S. export control laws and regulations, specifically the Arms Export Control Act, the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations and the trade sanctions laws and regulations administered by the Office of Foreign Assets Control of the US Department of the Treasury ("OFAC") in the operation of HNS's business. The export of satellite hardware, services and technical information with military or dual-use applications to non-U.S. persons is regulated by the U.S. Department of State's Directorate of Defense Trade Controls under ITAR. The U.S. Department of Commerce's Bureau of Industry and Security also regulates some of HNS's activities under the Export Administration Regulations. In addition, HNS is subject to the Foreign Corrupt Practices Act that, generally, bars bribes to foreign governments or officials. In January 2005, DIRECTV and HNS entered into a consent agreement with the State Department regarding violations of the ITAR regulations involving exports of technology related to the VSAT business primarily to China but also to several other countries. As part of this agreement, a significant fine was paid, one of HNS's subsidiaries was debarred from conducting certain international business until at least May 2005, at which point HNS can seek reinstatement, and HNS is required to implement a compliance program to avoid future infractions. This consent agreement supplemented another consent agreement of DIRECTV in March 2003, arising out of separate violations of ITAR. More stringent review and compliance processes may result in the loss of existing or potential customers in HNS's international business. Further violations of laws or regulations may result in significant additional sanctions including fines, more onerous compliance requirements, more extensive debarments or loss of authorizations needed to conduct aspects of HNS's international business.

   HNS depends heavily on the VSAT market.

     A material portion of the revenues of HNS are derived from sales of VSAT communications networks. A significant decline in demand for such services following closing or the replacement of VSAT technology by an alternative technology could materially harm HNS's business.

   If commercial wireless communications markets fail to grow as anticipated, HNS's business could be materially harmed.

     A number of the commercial markets for HNS in the wireless communications area, including the market for broadband products, have only recently developed. Because these markets are relatively new, it is difficult to predict the rate at which these markets will grow, if at all. If the markets for commercial wireless communications products fail to grow, or grow more slowly than anticipated, the HNS business could be materially harmed. Conversely, to the extent that growth in these markets results in capacity limitations in the wireless communications area, it could materially harm HNS.

   The success of HNS will depend on the development of new satellite and other wireless communications products and acceptance of these products.

     The wireless communications market in general, and the satellite communications market in particular, are subject to rapid technological change, frequent new and enhanced product introductions, product obsolescence and changes in user requirements. The ability of HNS to compete successfully in these markets depends on its success in anticipating changes in technology and applying our expertise and new technology to existing and emerging satellite and other wireless communications markets. The ability of HNS to compete in these markets therefore depends in large part on HNS's ability to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis that respond to ever-changing customer requirements. HNS' ability to successfully introduce new products depends on several factors, including:

     o successful integration of various elements of its complex technologies and system architectures;

     o    timely completion and introduction of new product designs;

     o    achievement of acceptable product costs;

     o timely and efficient implementation of its manufacturing and assembly processes and cost reduction efforts;

     o establishment of close working relationships with major customers for the design of their new wireless communications systems incorporating our products;

     o    development of competitive products by competitors;

     o marketing and pricing strategies of its competitors with respect to competitive products; and

     o    market acceptance of its new products.

     We cannot assure you that HNS's product development efforts for communications products will be successful or any new products developed in the future will achieve sufficient market acceptance. HNS may experience difficulties that could delay or prevent it from successfully selecting, developing, manufacturing or marketing new products or enhancements. In addition, defects may be found in HNS products after deliveries commence, which could result in the delay or loss of market acceptance. If HNS is unable to design, manufacture, integrate and market profitable new products for existing or emerging communications markets, it could materially harm the HNS business.

Risks Relating to Our Common Stock Generally

   Fluctuations in our operating results could adversely affect the trading price of our common stock.

     Our operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, including:

     o risks and uncertainties affecting the current and proposed business of the MSV Joint Venture and the mobile satellite services industry;

     o    increased competition in the mobile satellite services industry;

     o risks and uncertainties associated with our agreement to acquire a 50% interest in HNS;

     o    competition in the VSAT business; and

     o    general economic conditions.

     As a result of these possible fluctuations, period-to-period comparisons of our financial results may not be reliable indicators of future performance.

   We have a history of operating losses.

     We have incurred substantial losses since our inception and have an accumulated deficit of approximately $539.6 million as of December 31, 2004. For the years ended December 31, 2004 and 2003, we incurred a loss from operations of approximately $11.9 million and $6.9 million, respectively. There can be no assurance that we will not experience losses in the foreseeable future.

   The price of our common stock has been volatile.

     The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in the technology sector. Future market movements may materially and adversely affect the market price of our common stock, particularly in light of the diminished liquidity of our common stock as a result of our delisting from the Nasdaq National Market.

   Our common stock is quoted on the OTC Bulletin Board, which limits the liquidity and could negatively affect the value of our common stock.

     Since January 30, 2003, following our delisting from the Nasdaq National Market, price quotations have been available on the OTC Bulletin Board. Delisting from the Nasdaq National Market resulted in a reduction in the liquidity of our common stock. This lack of liquidity may also make it more difficult for us to raise additional capital, if necessary, through equity financings. In addition, the delisting of our common stock from the Nasdaq National Market resulted in an event of non-compliance under the provisions of our preferred stock. As we have been unable to obtain a waiver of this event of non-compliance, the holders of our preferred stock are entitled to elect a majority of the members of our board of directors.

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

     The market price of our common stock could decline as a result of future sales of substantial amounts of our common stock, or the perception that such sales could occur. Furthermore, our preferred stock and Series 1-A and 2-A warrants have the right to require us to register the shares of common stock underlying these securities, which may facilitate their sale of shares in the public market. In addition, in December 2004, we sold 2,000,000 shares of our common stock in a private placement. In connection with this sale, we entered into a registration rights agreement with the investors requiring that we register the resale of the shares. If we do not meet certain deadlines between June 30, 2005 and December 31, 2005 with respect to making the registration effective, then warrants, which were issued to the investors, to purchase up to an additional 600,000 shares of common stock at an exercise price of $18.25 per share will vest. The number of warrants that vest, if any, will depend on when the registration statement becomes effective. The future sale of substantial amounts of our common stock pursuant to any such registration statements could have an adverse impact on our stock price.

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

     Although we believe that our investment securities currently do not comprise more than 40% of our total assets, this view is dependent upon our belief that our largest asset, our stake in the MSV Joint Venture, is not an investment security. Should that interest be deemed to be an investment security, then unless an exclusion or safe harbor were available to us, in certain circumstances, we would have to either attempt to purchase operations or business sufficiently large to offset such treatment or, alternatively, reduce our ownership of the MSV Joint Venture as a percentage of our total assets in order to avoid becoming subject to the requirements of the Investment Company Act of 1940. There can be no assurances that such transactions, to the extent necessary, could be consummated on satisfactory terms, if at all, and that such transactions would not have an adverse effect on us and the price of our common stock. In addition, contractual or legal restrictions could impair our ability to consummate such a transaction. Moreover, we could incur significant tax liabilities in connection with any such actions.

   Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, is creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from assisting the MSV Joint Venture and HNS in revenue-generating activities to compliance activities, which could harm our business prospects.

   The Apollo Stockholders beneficially own a large percentage of our voting stock.

     As of December 31, 2004, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC and AP/RM Acquisition LLC (collectively, the "Apollo Stockholders") owned an aggregate of 1,745,375 shares of our voting common stock, all of the 8,990,212 shares of our non-voting common stock, all of the 1,199,007 outstanding shares of our preferred stock and all of our outstanding Series 1-A and Series 2-A warrants. Assuming that all outstanding shares of our preferred stock are converted and all Series 1-A warrants and Series 2-A warrants are exercised, as of December 31, 2004, the Apollo Stockholders beneficially own approximately 65% of our outstanding common stock and 36% of our outstanding voting power on a fully diluted basis. As long as the Apollo Stockholders own at least 100,000 shares of the preferred stock, we are precluded from taking various corporate actions and entering into various transactions without the Apollo Stockholders' consent. In addition, voting as a separate class, the Apollo Stockholders have the right to elect two of the members of our board of directors and have certain approval rights with respect to additional members of our board of directors in the event that the size of our board of directors is increased. Furthermore, the delisting of our common stock from the Nasdaq National Market resulted in an event of non-compliance under the provisions of our preferred stock. As a result, the Apollo Stockholders have the right to elect the majority of our board of directors.

     Because of the Apollo Stockholders' large percentage of ownership and their rights as holders of preferred stock, including being entitled to 975,000 votes with respect to the preferred stock, the Apollo Stockholders have significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of all or substantially all of our assets. In addition, the level of the Apollo Stockholders' ownership of our shares of common stock and these rights could have the effect of discouraging or impeding an unsolicited acquisition proposal.

   The Apollo Stockholders are entitled to quarterly cash dividends.

     In accordance with the terms of our preferred stock, the Apollo Stockholders are entitled to receive quarterly cash dividends at an annual rate of 4.65% of the then current face value to be paid quarterly in arrears commencing with the three months ended September 30, 2004. While we had cash, cash equivalents and short-term investments of approximately $94.5 million as of December 31, 2004, we have committed $50.0 million in connection with our purchase of a 50% interest in HNS, and such dividend payment will be approximately $5.6 million per year through the mandatory redemption on June 30, 2012 or such earlier time as the terms of the preferred stock are renegotiated. There can be no assurance that we will be able to meet these quarterly dividend obligations from existing cash, cash equivalents and short-term investments. Even if we are able to satisfy these obligations, the effect of such payments on our cash position may adversely affect our ability to meet our operational payment obligations. We may be required to raise additional capital to meet these obligations or to otherwise reach an agreement with the Apollo Stockholders to modify the terms of these obligations.

ITEM 2.  PROPERTIES

     Our principal office is located in New York, New York, where we lease approximately 2,300 square feet of space. We routinely evaluate our facilities for adequacy in light of our plans for the future.

ITEM 3.  LEGAL PROCEEDINGS

     On November 19, 2001, five of our former shareholders filed a complaint against us, certain of our subsidiaries and certain of the then current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted stock when they sold the company that they owned to us. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and (4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint sought compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, we filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, we filed a motion to dismiss on behalf of our self and our current and former officers and directors. On March 7, 2003, the Court denied the motion to dismiss, and discovery commenced. Following the completion of discovery, we filed a motion for summary judgment on July 30, 2004. Plaintiffs opposed the motion (the "Plaintiffs' Opposition"), and we responded.

     On September 14, 2004 and again on November 1, 2004, we notified the plaintiffs that, upon a final adjudication of the matter, we intended to seek sanctions pursuant to Rule 11 of the Federal Rules of Civil Procedure, based upon what were believed to be numerous falsehoods contained in the plaintiffs' complaint and various other filings in the case, including the Plaintiffs' Opposition. In response, on November 12, 2004, the plaintiffs withdrew certain of the assertions contained in Plaintiffs' Opposition. We then filed a motion for sanctions (the "Sanctions Motion") against the plaintiffs seeking attorney's fees and expenses incurred in connection with the action. The plaintiffs opposed the sanctions motion on December 17, 2004, and we replied. On January 13, 2005, the case was dismissed by the Court with prejudice, subject to reinstatement by either party within 30 days of the order, in light of an agreement in principle to resolve the matter. On February 11, 2005, the parties executed a settlement agreement pursuant to which all parties denied liability relating to all matters, including but not limited to the original complaint and the Sanctions Motion, exchanged mutual releases, and we agreed to transfer to the plaintiffs an indirect nominal interest in a former subsidiary of ours. We did not recognize a charge in connection with this settlement as the interest in the former subsidiary had no carrying value on the consolidated balance sheets.

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

     In August 2003, a former California employee of our discontinued services subsidiary, filed a putative class action against Rare Medium, Inc. and the Company, and certain other former subsidiaries that were merged into Rare Medium, Inc., in Los Angeles County Superior Court captioned Joe Robuck, individually and on behalf of all similarly situated individuals v. Rare Medium Group, Inc., Rare Medium L.A., Inc., Rare Medium, Inc., and Rare Medium Dallas, Inc., Los Angeles County Superior Court Case No. BC300310. The plaintiff filed the action as a putative class action and putative representative action asserting that: (i) certain payments were purportedly due and went unpaid for overtime for employees with five job titles; (ii) certain related violations of California's overtime statute were committed when these employees were not paid such allegedly due and unpaid overtime at the time of their termination; and (iii) certain related alleged violations of California's unfair competition statute were committed. Plaintiff seeks to recover for himself and all of the putative class, alleged unpaid overtime, waiting time penalties (which can be up to 30 days' pay for each person not paid all wages due at the time of termination), interest, attorneys' fees, costs and disgorgement of profits garnered as a result of the alleged failure to pay overtime. In February 2005, we reached an agreement in principle with the plaintiff's counsel pursuant to which the class action will be dismissed without prejudice. As part of the agreement, we will receive releases from certain individuals in exchange for an immaterial settlement payment to each of the individuals. The effectiveness of a settlement agreement will be subject to court approval. Should the settlement agreement not be finalized, we intend to vigorously dispute this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of stockholders for the year ended December 31, 2003 was held on December 10, 2004. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (the "Exchange Act"). The Company's stockholders voted on the following proposal with the following results:

     The common stockholders and preferred stockholders, voting as a single class with the preferred stockholders entitled to only 975,000 votes, elected Jeffrey M. Killeen to the Board of Directors for a one-year term.

                                           For           Withheld
                                           ---           --------
    Common Stock                         5,838,209         19,224
    Preferred Stock                        975,000              0
                                      -------------    -----------
    Total                                6,813,209         19,224
                                      =============    ===========

     The common stockholders and preferred stockholders, voting as a single class with the preferred stockholders entitled to only 975,000 votes, elected William F. Stasior to the Board of Directors for a one-year term.

                                           For           Withheld
                                           ---           --------
    Common Stock                         5,838,046         19,387
    Preferred Stock                        975,000              0
                                      -------------    -----------
    Total                                6,813,046         19,387
                                      =============    ===========

     The common stockholders and preferred stockholders, voting as a single class with the preferred stockholders entitled to only 975,000 votes, elected Marc J. Rowan to the Board of Directors for a one-year term.

                                           For           Withheld
                                           ---           --------
    Common Stock                         5,816,546         40,887
    Preferred Stock                        975,000              0
                                      -------------    -----------
    Total                                6,791,546         40,887
                                      =============    ===========

     The preferred stockholders elected Andrew D. Africk and Michael S. Gross to the Board of Directors for a one-year term.


                                           For           Withheld
                                           ---           --------
    Preferred Stock                      1,199,007              0

     The appointment of KPMG LLP as the independent registered public accounting firm of the Company for the year ended December 31, 2004 was ratified by the common stockholders and the preferred stockholders, voting as a single class with the preferred stockholders entitled to only 975,000 votes.

                                                                       Broker
                          For          Against          Abstain       Non-votes
                          ---          -------          -------       ---------
    Common Stock       5,823,981        18,822           14,630              0
    Preferred Stock      975,000             0                0              0
                      -----------    ----------     ------------    -----------
    Total              6,798,981        18,822           14,630              0
                      ===========    ==========     ============    ===========


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     On December 23, 2002, our common stock was delisted from the Nasdaq National Market. Since that time, shares of our common stock have traded in interdealer and over-the-counter transactions and price quotations have been available in the "pink sheets." On January 30, 2003, our common stock also became listed on the OTC Bulletin Board. Our common stock has traded under the symbol "SKYT" since our name change on September 24, 2003.

     The following table sets forth, for the fiscal quarters indicated, (i) the high and low sales prices per share as reported by the Pink Sheets LLC at www.pinksheets.com on and after December 23, 2002 and (ii) the high and low sales prices per share as reported on the OTC Bulletin Board on and after January 30, 2003:

                                                               High        Low
                                                               ----        ---
     PINK SHEETS
       Year ended December 31, 2003
         First quarter (through January 29, 2003).........   $  1.25    $  0.05

     OTC BULLETIN BOARD
       Year ended December 31, 2003
         First quarter (January 30 to March 31, 2003).....   $  1.00    $  0.45
         Second quarter...................................      3.41       0.75
         Third quarter....................................      4.00       1.30
         Fourth quarter ..................................      3.85       1.40

       Year ended December 31, 2004
         First quarter....................................   $  4.80    $  1.50
         Second quarter...................................      7.45       3.05
         Third quarter....................................      8.00       6.05
         Fourth quarter ..................................     27.40       6.95

     The above quotations reported by Pink Sheets LLC and the OTC Bulletin Board reflect interdealer prices, which may not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. On March 30, 2005, the last sale price for our common stock as reported by the OTC Bulletin Board was $38.65 per share.

     As of March 30, 2005, we had approximately 851 recordholders of our common stock. This number was derived from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. Holders of our common stock are entitled to share ratably in dividends, if and when declared by our board of directors.

     We have not paid a cash dividend on our common stock for the years ended December 31, 2004 and 2003, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements and financial condition, and general business conditions. Under the terms of the purchase agreement we entered into with the holders of our preferred stock, for so long as such holders beneficially own not less than 100,000 shares of preferred stock, we are prohibited from declaring or paying, and may not permit any of our subsidiaries to declare or pay, any dividend or make any other distribution in respect of any other shares of our capital stock without the prior written consent of such holders.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and the selected Consolidated Balance Sheet data as of December 31, 2004, 2003, 2002, 2001 and 2000 are derived from our consolidated financial statements which have been audited by our independent registered public accounting firm. The presentation of the data for the years ended December 31, 2001 and 2000 has been reclassified to reflect the accounting for discontinued operations in 2001.

                                                                        YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------------------------------------
                                                2004             2003            2002             2001             2000
                                             ------------    -------------    ------------    --------------    ------------
                                                                    (in thousands except share data)


Consolidated Statements of
   Operations Data:
Revenues                                          $2,127             $699              $-            $1,906          $8,284
Cost of revenues                                   2,072              913               -             1,337           6,102
                                             ------------    -------------    ------------    --------------    ------------
   Gross margin                                       55             (214)              -               569           2,182
                                             ------------    -------------    ------------    --------------    ------------
Expenses:
   Selling, general and administrative            10,987            6,690           6,406            21,186          58,760
   Depreciation and amortization                     168               43             107             3,028           8,187
   Impairment charge                                 755                -               -                 -               -
                                             ------------    -------------    ------------    --------------    ------------
     Total expenses                               11,910            6,733           6,513            24,214          66,947
                                             ------------    -------------    ------------    --------------    ------------
Loss from operations                             (11,855)          (6,947)         (6,513)          (23,645)        (64,765)
Interest income (expense), net                    10,548            6,304           5,602             9,189          10,182
Equity in loss of Mobile Satellite
   Ventures LP                                    (1,020)               -               -                 -               -
Equity in loss and loss on investments
   in affiliates                                  (1,336)            (404)           (385)          (54,633)        (11,102)
Other income (expense), net                       21,045              244         (14,716)          (22,239)           (205)
Minority interest                                   (216)          (1,126)           (998)              (97)              -
                                             ------------    -------------    ------------    --------------    ------------
Income (loss) before taxes and
   discontinued operations                        17,166           (1,929)        (17,010)          (91,425)        (65,890)
Income tax benefit                                     -                -             350                 -               -
                                             ------------    -------------    ------------    --------------    ------------
Income (loss) before discontinued                 17,166           (1,929)        (16,660)          (91,425)        (65,890)
   operations
                                             ------------    -------------    ------------    --------------    ------------
Discontinued operations:
   Loss from discontinued operations                   -                -               -          (116,046)        (62,532)
   Gain (Loss) from wind-down of
     discontinued operations                           -            1,211          12,632            (2,873)               -
                                             ------------    -------------    ------------    --------------    ------------
     Gain (Loss) from discontinued
       operations                                      -            1,211          12,632          (118,919)        (62,532)
                                             ------------    -------------    ------------    --------------    ------------
Net income (loss)                                 17,166             (718)         (4,028)         (210,344)       (128,422)
Cumulative dividends and accretion of
   convertible preferred stock to
   liquidation value                              (9,918)          (9,687)        (10,937)          (11,937)        (22,718)
                                             ------------    -------------    ------------    --------------    ------------
Net income (loss) attributable to
   common stockholders                            $7,248         $(10,405)       $(14,965)        $(222,281)      $(151,140)
                                             ============    =============    ============    ==============    ============
Basic earnings (loss) per share:
   Continuing operations                           $0.48           $(0.76)         $(2.32)          $(16.21)        $(16.57)
   Discontinued operation                              -             0.08            1.06            (18.66)         (11.69)
                                             ------------    -------------    ------------    --------------    ------------
     Net earnings (loss) per share                 $0.48           $(0.68)         $(1.26)          $(34.87)        $(28.26)
                                             ============    =============    ============    ==============    ============
Diluted earnings (loss) per share:
   Continuing operations                           $0.46           $(0.76)         $(2.32)          $(16.21)        $(16.57)
   Discontinued operation                              -             0.08            1.06            (18.66)         (11.69)
                                             ------------    -------------    ------------    --------------    ------------
     Net earnings (loss) per share                 $0.46           $(0.68)         $(1.26)          $(34.87)        $(28.26)
                                             ============    =============    ============    ==============    ============
Weighted average common shares outstanding:
  Basic                                       15,115,895       15,341,518      11,865,291         6,374,020       5,348,895
                                             ============    =============    ============    ==============    ============
  Diluted                                     15,837,370       15,341,518      11,865,291         6,374,020       5,348,895
                                             ============    =============    ============    ==============    ============

                                                                          DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                 2004           2003           2002          2001           2000
                                              -----------    -----------    -----------    ----------    -----------
                                                                         (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term
   investments                                   $94,507        $28,692        $39,492       $16,807       $157,483
Investment in Mobile Satellite
   Ventures LP                                    50,098              -              -             -              -
Investment in XM Satellite Radio                       -              -              -        91,800              -
Notes receivable, net                                  -         65,138         56,823        50,486              -
Investments in and advances to
   affiliates                                      3,361          2,769          2,343         2,600         48,016
Total assets                                     154,570         98,099        100,346       163,716        317,491
Total liabilities                                 10,512          6,066          7,715        24,757         40,761
Series A convertible preferred
   stock, net                                     88,706         80,182         70,495        59,558         47,621
Minority interest                                  9,974         12,467         11,334        10,097              -
Stockholders' equity (deficit)                    45,378           (616)        10,802        69,304        229,109


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

Overview

     We operate our business through a group of complementary companies in the telecommunications industry, including the MSV Joint Venture, ESP, AfriHUB, Navigauge (formerly known as IQStat) and Miraxis. Consistent with this approach, in December 2004, we executed an agreement to acquire a 50% interest in the business of HNSI, the leading developer, manufacturer, installer and provider of advanced satellite based networking solutions and services for businesses, governments and consumers worldwide.

     With the FCC's issuance of the November 2004 Application Approval, the MSV Joint Venture received the first license to operate an ATC for commercial service. The February 2005 Order set forth new rules for the deployment and operation of an ATC and provided the MSV Joint Venture with substantial additional flexibility in its system implementation. Furthermore, the February 2005 Order allows the MSV Joint Venture to significantly lower the cost of deploying an ATC and increases the capacity of the MSS/ATC hybrid system. This additional flexibility provided by the FCC's decision is expected to allow the MSV Joint Venture to offer users affordable and reliable voice and high-speed data communications service from virtually anywhere on the North American continent.

     As a result of the FCC's authorizations, the value of our stake in the MSV Joint Venture has significantly increased; however, even with ATC authority, the ability of the MSV Joint Venture to succeed is subject to significant risks and uncertainties, including the ability of the MSV Joint Venture to raise the capital necessary for the implementation of the next generation satellite system including ATC or to identify and reach an agreement with one or more strategic partners. Additional risks include the ability of the MSV Joint Venture to attract and retain customers, the increased potential competition from other satellite and wireless service providers, as well as the uncertainty with respect to the outcome of the court challenges to the FCC's ATC orders.

     During 2003 and 2004, our consolidated revenues were primarily derived from fees generated from services performed by ESP. During the fourth quarter of 2004, ESP experienced a significant decline in demand for its services, including from its existing customers. As a result, ESP's revenues declined in the fourth quarter, and in January 2005, ESP reduced its workforce from 21 employees to four employees to compensate for the reduced cash inflows. ESP is still performing services for the MSV Joint Venture and Navigauge; however, it is no longer seeking new client engagements and is instead focusing on exploiting its intellectual property portfolio. Beginning in the first quarter of 2005, ESP's revenues are expected to be primarily comprised of license fees from that portfolio.

     In April 2004, we acquired an 80% interest in AfriHUB. AfriHUB's plan was to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. While establishing centers which provide these services on two university campuses during the fourth quarter of 2004, AfriHUB experienced significant unanticipated delays and costs in opening these facilities, as well as greater price sensitivity within the university communities. As a result, AfriHUB has suspended its planned roll out of service to additional campuses and is actively pursuing other opportunities to provide technical training in the Nigerian market. As a result of AfriHUB's strategy shift, at December 31, 2004, we evaluated AfriHUB's long-lived assets for recoverability and determined that the undiscounted cash flows over the remaining expected life of the two established centers was less than the carrying value of the assets relating to those centers. Accordingly, we recognized an impairment loss of approximately $0.8 million relating to a significant contract and the leasehold improvements at those facilities.

     During 2004, we evaluated a number of other business opportunities, including acquiring the assets of Verestar, Inc. ("Verestar") in a bankruptcy proceeding. Verestar is a provider of integrated satellite and fiber services which we had originally agreed to acquire in August 2003 before it filed for bankruptcy protection. We are also currently engaged in a number of separate and unrelated preliminary discussions concerning possible joint ventures and other transactions. We are in the early stages of such discussions and have not entered into any definitive agreements with respect to any material transaction, other than what has been described in this Form 10-K. Prior to consummating any transaction, we will have to, among other things, initiate and satisfactorily complete a due diligence investigation, negotiate the financial and other terms (including price) and conditions of such transaction, obtain appropriate board of directors', regulatory and other necessary consents and approvals and secure financing, to the extent deemed necessary.

     As a result of the decision to discontinue the operations of Rare Medium, Inc. and its subsidiary LiveMarket, the results of operations of these businesses have been accounted for as discontinued operations. Accordingly, our discussion in the section entitled "Results of Operations" focuses on our continuing operations and includes our results and those of our MSV Investors Subsidiary, ESP, AfriHUB and Miraxis.

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

   Consolidation

     We consolidate the operating results and financial position of subsidiaries in which we own a controlling financial interest, which is usually indicated by ownership of a majority voting interest of over 50% of the outstanding voting shares. Because we own approximately 80% of the voting interests in our MSV Investors Subsidiary, 78% of the voting interests of ESP and 70% of the voting interests of AfriHUB, these entities have been included in our consolidated financial statements as of and for the year ended December 31, 2004.

     We account for minority owned subsidiaries in which we own greater than 20% of the outstanding voting shares but less than 50% and possess significant influence over their operations under the equity method, whereby we record our proportionate share of the subsidiary's operating results. Because we own approximately 39% of the voting interests of Navigauge, our proportionate share of Navigauge's operating results has been included in equity in loss and loss on investments in affiliates on the accompanying consolidated statements of operations. Following the conversion of our notes receivable from the MSV Joint Venture into approximately 23% of the voting interests of the MSV Joint Venture, we recognized our proportionate share of the MSV Joint Venture's operating results, subject to certain adjustments, in equity in loss of Mobile Satellite Ventures LP on the accompanying consolidated statement of operations. Prior to the conversion of the notes receivable, we did not record our proportionate share of the MSV Joint Venture's operating results.

     As discussed below in Recently Issued Accounting Standards, we adopted FIN No. 46R on January 1, 2004. FIN No. 46R requires companies to consolidate variable interest entities (as defined below) for which we are the primary beneficiary, irrespective of the voting interest held by us. We have determined that we meet the definition of the primary beneficiary with respect to Miraxis and, therefore, have included the accounts of Miraxis in our consolidated financial statements as of and for the year ended December 31, 2004. Prior to the adoption of FIN No. 46R, we recognized our proportionate share of Miraxis' operating results in equity in loss and loss on investment in affiliates on the accompanying consolidated statement of operations.

   Notes Receivable

     We value our notes receivable based on the face amount, net of a valuation reserve for unrealized amounts. We review the net balance of our notes for changes to the reserve, either increases or decreases, whenever events or circumstances indicate that the carrying amount differs from its expected recovery.

     As of December 31, 2003, as a result of the uncertainty with respect to the ultimate collection on the note receivable from Motient, we maintained a reserve for the entire amount of the note and unpaid interest accrued thereon. During 2004, Motient paid us approximately $23.1 million representing all outstanding principal and accrued interest due on the note. Accordingly, the reserve was adjusted resulting in the recognition of $23.1 million of income which is reflected in the accompanying consolidated statements of operations as $19.0 million in other income (expense), net and $4.1 million in interest income, net.

   Revenue Recognition

     Revenues are primarily derived from fees generated from contracts for product development, consulting and engineering services performed by ESP, including reimbursable travel and other out-of pocket expenses. These revenues are recognized using the percentage-of-completion method for fixed price contracts and as time is incurred for time and materials contracts, provided the collection of the resulting receivable is reasonably assured. Unbilled receivables, representing time and costs incurred on projects in process in excess of amounts billed, are recorded as work in process in the accompanying balance sheets. Deferred revenue represents amounts billed in excess of costs incurred and are recorded as a liability. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.

     A handling and finance charge is added to materials and equipment purchased for certain product development engagements. These charges, as well as those relating to reimbursement of other out-of-pocket expenses billed to clients, are included in revenues. The costs of these reimbursable items are included in cost of revenues.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

   Revenues

     Revenues for the year ended December 31, 2004 increased to $2.1 million from $0.7 million for the year ended December 31, 2003, an increase of $1.4 million. This increase was due to the acquisition of ESP on August 25, 2003, and accordingly, our inclusion of ESP's operating results from that date. Revenues for the year ended December 31, 2004 were primarily derived from fees generated from contracts for product development, consulting and engineering services performed by ESP. As a result of the reduction in ESP's workforce in January 2005, ESP's future revenues will be derived principally from licensing the right to use certain of its intellectual property assets.

   Cost of Revenues

     Cost of revenues includes primarily the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues for the year ended December 31, 2004 increased to $2.1 million from $0.9 million for the year ended December 31, 2003, an increase of $1.2 million. This increase was due to the acquisition of ESP on August 25, 2003, and accordingly, our inclusion of ESP's operating results from that date. As a result of the reduction in ESP's workforce in January 2005, ESP's cost of revenues will decrease in future periods.

   Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the year ended December 31, 2004 increased to $11.0 million from $6.7 million for the year ended December 31, 2003, an increase of $4.3 million. This increase relates primarily to the recognition of non-cash expense in the year ended December 31, 2004 for the following items:

     o approximately $2.8 million related to the repricing of certain options in 2002 and 2001;

     o approximately $0.3 million related to an option to purchase our common stock issued to an unaffiliated consultant;

     o approximately $0.3 million related to the issuance of an option to purchase a less than one percent ownership interest in our MSV Investors Subsidiary to an unaffiliated consultant; and

     o approximately $0.2 million related to warrants contingently issuable to certain employees of AfriHUB if certain operating and financial milestones.

For the year ended December 31, 2003, we recognized $0.1 million of non-cash expense relating to the option repricing.

     Other factors contributing to the increase include the approximately $0.4 million related to incremental costs resulting from the inclusion of a full year of ESP's operating results for the year ended December 31, 2004 as compared to only for the period following the August 25, 2003 acquisition in 2003, and approximately $1.5 million related to expenses incurred by AfriHUB following the April 19, 2004 acquisition (excluding the non-cash expense related to the contingent issuable warrants described above). Partially offsetting these increases are the $0.5 million of professional fees related to the August 2003 Verestar transaction which were expensed in the year ended December 31, 2003, as well as the approximately $0.7 million charge recognized in the year ended December 31, 2003 relating to bonuses for certain executive officers for services provided during the year ended December 31, 2002 and the severance and benefits for our former Controller and former Treasurer

      As our selling, general and administrative expense relates to our current operations, including ESP, AfriHUB and Miraxis, we expect these costs, excluding flucutaions arising from the non-cash items noted above, to decrease in future periods as ESP has significantly reduced the size of its operations and AfriHUB has suspended the planned roll out of its service to additional university campuses.

   Impairment Charge

     As a result of AfriHUB's projected operating losses with respect to its university initiative, at December 31, 2004, we evaluated AfriHUB's long-lived assets for recoverability and determined that the undiscounted cash flows over the remaining expected life of the two established centers was less than the carrying value of the assets relating to those centers. Accordingly, we assessed the fair value of these assets by using market prices for recently purchased computers and equipment and using a discounted cash flow model for the intangible asset and building improvements for which market prices were not available. We recognized a non-cash impairment loss relating to the intangible asset and building improvements as their carrying value exceeded the fair value by approximately $0.8 million

   Depreciation and Amortization Expense

     Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of the financing costs associated with the issuance of our Series A convertible preferred stock. Depreciation and amortization expense for the year ended December 31, 2004 increased to $0.2 million from approximately $43,000 for the year ended December 31, 2003, an increase of approximately $0.1 million. This increase is primarily the result of the capital expenditures made by AfriHUB to build the network infrastructure necessary for it to launch its service. Given the reduction in ESP's workforce and the suspension of AfriHUB's planned roll out to additional university campuses, we anticipate that our capital expenditures with respect to these two entities will remain nominal in future periods.

   Interest Income, Net

     Interest income, net is comprised of the interest earned on the notes receivable from the MSV Joint Venture, Motient and Verestar and on our cash, cash equivalents, and short-term investments. Interest income, net for the year ended December 31, 2004 increased to $10.5 million from $6.3 million for the year ended December 31, 2003, an increase of $4.2 million. This increase relates primarily to the adjustment of the reserve for the unpaid interest on the note receivable from Motient in the year ended December 31, 2004. The reserve was adjusted because Motient paid approximately $0.5 million of outstanding interest in April 2004 and approximately $22.6 million representing the entire outstanding principal and remaining interest due under the note receivable in July 2004. As there was no longer any uncertainty with respect to the ultimate collection on the principal or interest due, we recognized approximately $4.1 million in interest income in the year ended December 31, 2004, representing all interest earned from the May 2002 issuance of the note through the July 2004 repayment.

   Equity in Loss of Mobile Satellite Ventures LP

     In November 2004, our notes receivable from the MSV Joint Venture converted into approximately 23% of the outstanding limited partnership interests in the MSV Joint Venture. Following the conversion, we accounted for our interest in the MSV Joint Venture under the equity method and recorded expense of approximately $1.0 million relating to our proportionate share of the MSV Joint Venture's net loss. We do not expect the MSV Joint Venture to be profitable in the near future. For additional information regarding the MSV Joint Venture, refer to the consolidated financial statements and related notes thereto of the MSV Joint Venture included in Item 15 of this Form 10-K.

   Equity in Loss and Loss on Investment in Affiliates

     For the year ended December 31, 2004, we recorded a loss on investments in affiliates of approximately $1.3 million relating to our proportionate share of Navigauge's net loss. For the year ended December 31, 2003, we recorded a loss on investments in affiliates of approximately $0.4 million for our proportionate share of each of Miraxis' and Navigauge's respective net loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

   Other Income, Net

     For the year ended December 31, 2004, we recorded other income, net of approximately $21.0 million relating primarily to one-time items, including the $19.0 million adjustment to the reserve for the note receivable from Motient, the $1.5 million settlement with Verestar's parent company in connection with the termination of the August 2003 securities purchase agreement, and the approximately $0.4 million representing a break-up fee in connection with the termination of the March 2004 Verestar asset purchase agreement.

   Minority Interest

     For the year ended December 31, 2004, we recorded minority interest of approximately $0.2 million relating to the $0.8 million of equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary, partially offset by the $0.6 million of equity in loss attributable to the other shareholders in AfriHUB. For the year ended December 31, 2003, we recorded minority interest of approximately $1.1 million relating to the equity in earnings attributable to the group of unaffiliated third parties who invested in our MSV Investors Subsidiary.

   Gain from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the years ended December 31, 2004 and 2003, we recognized a gain of nil and approximately $1.2 million, respectively, as a result of the settlement of certain Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

   Net Income (Loss) Attributable to Common Stockholders

     For the year ended December 31, 2004, we recorded net income attributable to common stockholders of approximately $7.2 million. For the year ended December 31, 2003, we recorded a net loss attributable to common stockholders of approximately $10.4 million. Included in net income (loss) attributable to common stockholders for the years ended December 31, 2004 and 2003 was $9.9 million and $9.7 million, respectively, of dividends and accretion related to our Series A convertible preferred stock. Dividends were accrued related to amounts payable quarterly on our Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

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

   Interest Income, Net

     Interest income, net is comprised principally of the interest earned on the notes receivable from the MSV Joint Venture and Verestar and on our cash, cash equivalents, and short-term investments. Interest income, net for the year ended December 31, 2003 increased to $6.3 million from $5.6 million for the year ended December 31, 2002, an increase of $0.7 million. This increase relates primarily to the approximately $0.6 million increase in the interest earned on the MSV Joint Venture due to semi-annual compounding, as well as the approximately $0.1 million of interest earned on the note receivable from Verestar during the year ended December 31, 2003.

   Equity in Loss and Loss on Investment in Affiliates

     For the year ended December 31, 2003, we recorded a loss on investments in affiliates of approximately $0.4 million relating primarily to our proportionate share of Miraxis' and Navigauge's net loss. For the year ended December 31, 2002, we recorded a loss on investments in affiliates of approximately $0.4 million for our proportionate share of Miraxis' net loss.

   Minority Interest

     For the years ended December 31, 2003 and 2002, we recorded minority interest of approximately $1.1 million and $1.0 million, respectively, relating to the equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary.

   Gain from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the years ended December 31, 2003 and 2002, we recognized a gain of approximately $1.2 million and $12.6 million, respectively, as a result of the settlement of certain Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

   Net Loss Attributable to Common Stockholders

     For the years ended December 31, 2003 and 2002, we recorded a net loss attributable to common stockholders of approximately $10.4 million and $15.0 million, respectively. Included in net loss attributable to common stockholders for the years ended December 31, 2003 and 2002 was $9.7 million and $10.9 million, respectively, of dividends and accretion related to our Series A convertible preferred stock. Dividends were accrued related to the pay-in-kind dividends payable quarterly on our Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

     We had approximately $94.5 million in cash, cash equivalents and short-term investments as of December 31, 2004. Cash provided by operating activities from continuing operations was approximately $16.2 million for the year ended December 31, 2004 and resulted primarily from the collection of approximately $21.5 million of accrued interest on the notes receivable from the MSV Joint Venture, Motient and Verestar and the approximately $1.9 million received in connection with the Verestar transactions, partially offset by cash used for general corporate overhead including payroll and professional fees. Cash used by discontinued operations was approximately $0.1 million for the year ended December 31, 2004 and resulted from cash used for settlement of vendor liabilities and legal and advisory fees.

     For the year ended December 31, 2004, cash provided by investing activities, excluding purchases and sales of short-term investments, was $18.6 million and resulted primarily from the $21.5 million repayment of the notes receivable from Motient and Verestar, partially offset by approximately $1.9 million used to purchase investments in affiliates, primarily Navigauge. Other than the $50.0 million of cash consideration payable in connection with the HNS transaction, we do not have any future funding commitments with respect to any of our investments. However, we expect that the MSV Joint Venture, AfriHUB, Miraxis and Navigauge will require additional funding from time to time, and we may choose to provide additional funding, subject to our liquidity and capital resources at the time.

     For the year ended December 31, 2004, cash provided by financing activities was approximately $31.0 million and resulted primarily from the issuance of 2,000,000 shares of common stock in a private placement, partially offset by the distribution to the minority shareholders of our MSV Investors Subsidiary and the payment of a dividend on our preferred stock, all as described below. Also, during 2004, AfriHUB sold membership interests to an unaffiliated third party for approximately $0.5 million. As AfriHUB will require additional funding, it may sell additional interests to unaffiliated third parties on terms to be negotiated at the time of the sale.

   Hughes Network System Transaction

     On December 3, 2004, we signed an agreement to acquire a 50% interest in the business of HNSI, a leading developer, manufacturer, installer and provider of advanced satellite based networking solutions and services for businesses, governments and consumers worldwide. Pursuant to the terms of the agreement, HNSI will contribute to HNS LLC, a newly formed entity, substantially all of the assets and certain liabilities of its VSAT, mobile satellite and carrier businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development. In consideration for this contribution, HNS LLC will pay HNSI $201.0 million of cash, for $201.0 million of cash. This purchase price is subject to adjustment depending principally upon the closing value of HNSI's working capital (as defined in the agreement). In order to finance the asset purchase, HNS LLC intends to incur $325.0 million of term indebtedness and obtain a $50.0 million revolving credit facility which is expected to be undrawn at closing. Upon the consummation of these transactions, we will purchase 50% of the equity interests of HNS LLC for $50.0 million in cash and 300,000 shares of our common stock. Following this purchase, we will serve as the managing member of HNS LLC. Closing of our purchase is subject to HNS LLC completing the issuance of the senior notes, regulatory approvals and other customary closing conditions.

     As of December 31, 2004, we had incurred approximately $5.0 million in transaction costs, including legal, accounting and other costs directly related to the transaction. If the transaction closes as expected in April 2004, these costs will be paid by HNS LLC. However, if the transaction does not close, we expect to negotiate a discount on such amounts owed.

   Interests in MSV Joint Venture

     Through our 80% owned MSV Investors Subsidiary, we are an active participant in the MSV Joint Venture, a joint venture that also includes TMI Communications, Inc., Motient and the Other MSV Investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in North America. On November 26, 2001, through our MSV Investors Subsidiary, we purchased a $50.0 million interest in the MSV Joint Venture in the form of a convertible note. Immediately prior to the purchase of the convertible note, we contributed $40.0 million to the MSV Investors Subsidiary and a group of unaffiliated third parties collectively contributed $10.0 million. The note yielded interest at a rate of 10% per year, had a maturity date of November 26, 2006 and was convertible at any time at the option of our MSV Investors Subsidiary into equity interests in the MSV Joint Venture.

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

     Under the amended MSV Joint Venture Agreement, the convertible notes held by the MSV Investors Subsidiary would automatically convert into equity interests in the MSV Joint Venture upon the repayment of (i) the outstanding principal and accrued interest on certain outstanding debt of the MSV Joint Venture and (ii) the accrued interest on all outstanding convertible notes of the MSV Joint Venture, including the convertible notes held by the MSV Investors Subsidiary. On November 12, 2004, the MSV Joint Venture raised $145.0 million in cash by selling partnership units for $29.45 per unit and exchanged or converted approximately $84.9 million of debt securities and accrued interest. In connection with this financing, the convertible notes held by the MSV Investors Subsidiary converted into approximately 23% of the limited partnership interests of the MSV Joint Venture on an undiluted basis, at their original conversion price of $6.45 per unit. As a result of these transactions, the MSV Investors Subsidiary also received approximately $17.1 million in cash from the MSV Joint Venture to pay the accrued interest on the convertible notes. The MSV Investors Subsidiary distributed approximately $13.6 million of this cash to us and $3.4 million of cash to the unaffiliated third parties who own the 20% minority interest.

     Our MSV Investors Subsidiary and the other partners of the MSV Joint Venture have agreed that the acquisition or disposition by the MSV Joint Venture of its assets, certain acquisitions or dispositions of a limited partner's interest in the MSV Joint Venture, subsequent investment into the MSV Joint Venture by any person, and any merger or other business combination of the MSV Joint Venture, are subject to the control restrictions contained in the Amended and Restated Limited Partnership Agreement and the Amended and Restated Stockholders Agreement. The control restrictions include, but are not limited to, rights of first refusal, tag along rights and drag along rights. Many of these actions, among others, cannot occur without the consent of the majority of the ownership interests of the MSV Joint Venture. In addition, our MSV Investors Subsidiary and two of the three other joint venture partner groups have entered into a voting agreement pursuant to which three of the four joint venture partner groups must consent to certain transactions involving the MSV Joint Venture or the partners or none of the parties to the voting agreement will support such actions.

     For the year ended December 31, 2004 and 2003, the MSV Joint Venture had revenues of approximately $29.0 million and $27.1 million and a net loss of approximately $33.5 million and $28.0 million, respectively. For additional information regarding the results of operations and financial position of the MSV Joint Venture, refer to the consolidated financial statements and related notes thereto of the MSV Joint Venture included in Item 15 of this Form 10-K. Following the conversion of our notes receivable in November 2004, we accounted for our interest in the MSV Joint Venture under the equity method and recorded expense of approximately $1.0 million relating to our proportionate share of the MSV Joint Venture's net loss.

   Motient Promissory Note

     On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's then pending plan of reorganization, we cancelled the outstanding amounts due under the original promissory notes issued by Motient in 2001 and accepted a new note in the principal amount of $19.0 million (the "New Motient Note") that was issued by MSV Holding, Inc., a new, wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture. The New Motient Note was due on May 1, 2005 and yielded interest at a rate of 9% per annum. Although the New Motient Note was unsecured, there were material restrictions placed on the use of MSV Holdings Inc.'s assets, and MSV Holdings Inc. was prohibited from incurring or guarantying any debt in excess of $21.0 million (including the New Motient Note). Additionally, there were events of default (e.g., a bankruptcy filing by Motient) that would have accelerated the due date of the New Motient Note. As a result of the uncertainty with respect to the ultimate collection on the remaining amounts due on the New Motient Note, a reserve was maintained for the entire principal amount of the note and unpaid interest accrued thereon.

     On April 7, 2004, as a result of a payment received by Motient pursuant to a promissory note from the MSV Joint Venture, Motient paid us approximately $0.5 million of interest accrued on the New Motient Note. Following several successful financings by Motient, on July 15, 2004, Motient paid us approximately $22.6 million representing all outstanding principal and accrued interest due on the New Motient Note. Accordingly, the reserve was adjusted resulting in the recognition of $23.1 million of income.

   Verestar Transactions

     On August 29, 2003, we signed a securities purchase agreement to acquire, through a newly formed subsidiary, approximately 67% (on a fully-diluted basis) of Verestar. Concurrent with the signing of the securities purchase agreement, we purchased a 10% senior secured note with a principal balance of $2.5 million and a due date of August 2007. We terminated the securities purchase agreement on December 22, 2003. Subsequently, Verestar filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

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

   Tender Offer

     On March 13, 2003, we commenced a cash tender offer at a price of $1.00 per share for up to 2,500,000 shares of our outstanding voting common stock. The tender offer expired on April 23, 2003 with 968,398 shares purchased by us for an aggregate cost, including all fees and expenses applicable to the tender offer, of approximately $1.2 million. The primary purpose of the tender offer was to provide our public stockholders with additional liquidity for their shares of common stock, particularly in light of decreased liquidity arising from the decision of Nasdaq to delist our common stock, and to do so at a premium over the stock price before the tender offer and without the usual transaction costs associated with open market sales. The holders of our preferred stock did not sell any shares of common stock in the tender offer.

   Issuance of Common Stock

     On December 23, 2004, we sold 2,000,000 shares of our common stock for gross proceeds of $36.5 million (net proceeds of $35.1 million) in a private placement to a group of institutional investors. In connection with this sale, we entered into a registration rights agreement with the investors requiring that, among other things, we register the resale of the shares. If we do not meet certain deadlines between June 30, 2005 and December 31, 2005 with respect to making the registration effective, then warrants, which were issued to the investors in connection with the transaction, to purchase up to an additional 600,000 shares of common stock at an exercise price of $18.25 per share will vest and be exercisable at any time through December 23, 2009. The number of warrants that vest, if any, will depend on when the registration statement becomes effective. If we meet the June 30, 2005 deadline and otherwise comply with certain registration obligations, none of the warrants will vest. In connection with the transaction, we also issued a warrant to purchase 110,000 shares at an exercise price of $18.25 per share to the placement agent, which is exercisable at any time through December 23, 2009.

     On July 16, 2002, we sold 9,138,105 shares of our common stock for gross proceeds of $18.4 million (net proceeds of $17.0 million) in a rights offering. In connection with the settlement of the class action lawsuit, we distributed to each holder of record of our common stock, warrants and preferred stock, as of the close of business on May 16, 2002, one non-transferable right to purchase one additional share of our common stock, for each share held, at a purchase price of $2.01 per share. As part of the rights offering, our preferred stockholders purchased 3,876,584 shares of non-voting common stock in April 2002 and an additional 5,113,628 shares of non-voting common stock in July 2002 pursuant to their over subscription privilege.

   Series A Convertible Preferred Stock Dividend

     In accordance with the terms of our preferred stock, the holders are entitled to receive quarterly cash dividends commencing on July 1, 2004. The first such quarterly payment of approximately $1.4 million, for the three months ended September 30, 2004, was declared and paid on October 14, 2004. The quarterly payment of approximately $1.4 million, for the three months ended December 31, 2004, was declared and paid on January 13, 2005. The aggregate annual dividend payment will be approximately $5.6 million through the mandatory redemption on June 30, 2012 or such earlier time as the terms of the preferred stock are renegotiated.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements. All subsidiaries in which we have a controlling financial interest are included in the consolidated financial statements, and we do not have any relationships with any special purpose entities.

     We have guaranteed a lease obligation relating to the business of Rare Medium, Inc. The total maximum potential liability of this guarantee is approximately $3.7 million, subject to certain defenses. Rare Medium, Inc. holds $0.3 million of cash in a certificate of deposit which is maintained as collateral for a letter of credit supporting the lease obligation. Included in accrued expenses on the accompanying consolidated balance sheet is approximately $1.0 million relating to this obligation.

Contractual Obligations

     As of December 31, 2004, we and our consolidated subsidiaries were contractually obligated to make the following payments to unrelated parties (in thousands):

                                                                        Payments Due by Period
                                                     --------------------------------------------------------------
                                        Total         Less Than         1 to 3          3 to 5          More Than
                                                        1 Year           Years           Years           5 Years
                                     ------------    -------------    ------------    ------------     ------------

Operating leases - continuing               $266             $239             $27              $-               $-
   operations
Operating leases - discontinued
   operations                              1,101            1,101               -               -                -
                                     ------------    -------------    ------------    ------------     ------------
Total                                     $1,367           $1,340             $27              $-               $-
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

Supplementary Unaudited Quarterly Financial Information

                                           2003                                               2004
                      -----------------------------------------------    ------------------------------------------------
                         Q1           Q2          Q3           Q4          Q1           Q2           Q3           Q4
                      ---------    ---------   ---------    ---------    --------    ---------    ---------    ----------
                                                     (in thousand, except per share data)

Revenue                     $-           $-        $196         $503        $817         $543         $418          $349
Gross margin                 -            -         (23)        (191)         69          (46)          20            12
Net (loss) income        (269)        (189)          59         (319)         36       23,301       (1,033)       (5,138)
Net (loss) income
  attributable to
  common
  stockholders          (2,668)      (2,603)     (2,370)      (2,764)     (2,425)      20,828       (3,525)       (7,630)
Basic (loss) income
  per share              (0.17)       (0.17)      (0.16)       (0.18)      (0.16)        1.38        (0.23)        (0.50)
Diluted (loss)
  income per share       (0.17)       (0.17)      (0.16)       (0.18)      (0.16)        1.33        (0.23)        (0.50)


Recently Issued Accounting Standards

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the classification of certain financial instruments as a liability (or in certain circumstances an asset) because that instrument embodies an obligation of the company. SFAS No. 150 is effective immediately for instruments entered into or modified after May 31, 2003 and in the first interim period beginning after June 15, 2003 for all instruments entered into before May 31, 2003. The adoption of SFAS No. 150 did not have an impact on our financial position or results of operations.

     In December 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46R provides clarification on the consolidation of certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have certain characteristics of a controlling financial interest ("variable interest entities" or "VIEs"). FIN No. 46R and is effective immediately for VIEs created after January 31, 2003 and in the first fiscal year or interim period beginning after December 15, 2003 for any VIEs created prior to January 31, 2003. In accordance with FIN No. 46R, we have included the operating results and financial position of Miraxis in our consolidated financial statements. The consolidation of Miraxis did not have a material impact on our operating results or financial position.

     In December 2003, the staff of the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB No. 104"), which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104 primarily rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, which was superseded as a result of the issuance of EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB No. 101, which had been codified in SEC Topic 13, "Revenue Recognition." SAB No. 104 was effective upon issuance. The issuance of SAB No. 104 did not have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), a revision of SFAS No. 123. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective for periods beginning after June 15, 2005 and provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim period in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. As we currently account for share-based payments using the intrinsic value method as allowed by Accounting Principles Board ("APB") Opinion No. 25, the adoption of the fair value method under SFAS No. 123R will have an impact on our results of operations. However, the extent of the impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 1(i) to our consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk

     As of December 31, 2004, we had $94.5 million of cash, cash equivalents and short-term cash investments. These cash, cash equivalents and short-term cash investments are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

   Foreign Currency Risk

     Through December 31, 2004, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative value of non-U.S. currencies to the U.S. dollars. Financial statements of AfriHUB's Nigerian operations are prepared using the Nigerian Naira as the functional currency. As we do not use derivative financial instruments to limit our exposure to fluctuations in the exchange rate with the Naira, we may experience gains or losses in future periods. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of Naira denominated assets and liabilities would be an estimated loss of $0.1 million as of December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial data required by this
Item 8 are set forth in Item 15 of this report. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

   Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and principal accounting officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

   Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the Company's directors and executive officers as of March 30, 2005:


      Name                         Age                            Position
--------------------------    ------------  -----------------------------------------------------
Jeffrey A. Leddy                   49              Chief Executive Officer and President
Robert C. Lewis                    39       Senior Vice President, General Counsel and Secretary
Erik J. Goldman                    44                          Vice President
Keith C. Kammer                    43                          Vice President
Charlene J. King                   44                          Vice President
Craig J. Kaufmann                  29                     Controller and Treasurer
Jeffrey M. Killeen (1)(2)          51                             Director
William F. Stasior (1)             64                             Director
Andrew D. Africk (1)(2)            38                             Director
Marc J. Rowan                      42                             Director
Michael S. Gross                   43                             Director

___________

(1) Member of the Audit Committee of the Board of Directors.
(2) Member of the Compensation Committee of the Board of Directors.

Executives
----------

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

Erik J. Goldman - Vice President. Mr. Goldman has been a Vice President of the Company since March 2003. Prior to joining the Company, Mr. Goldman consulted to a European Satellite Digital Audio Radio start-up. From 1995 to December 2001, Mr. Goldman worked for Leo One Worldwide, most recently as Vice President of Technology and Business Development. Previously, Mr. Goldman served as Director of Business Development for dbX Corporation, a telecom focused investment and management group. Prior to joining dbX in 1991, Mr. Goldman served as a Member of Technical Staff of Mitre Corporation and as a Senior Communications Design Engineer of Raytheon Corporation.

Keith C. Kammer - Vice President. Mr. Kammer has been a Vice President of the Company since August 2003. From September 2000 to May 2003, Mr. Kammer was the Chief Financial Officer of Alpha Fund Management, and from October 1980 to September 2000, Mr. Kammer worked at United Parcel Service, most recently as a Vice President of Finance.

Charlene J. King - Vice President. Ms. King has been a Vice President of the Company since July 2004. Prior to joining the company, Ms. King held the positions of Chief of Corporate Development and Strategy and Executive Vice President of Marketing and Distribution for Iridium Satellite. From 1999 to 2001, Ms. King served most recently as the North American Senior Vice President of Business Development and Marketing for SkyBridge, Alcatel's low-earth-orbit broadband satellite project. Ms. King served as Vice President of Marketing for SkyTel's international and wholesale divisions from 1994 to 1999 managing programs in more than 20 countries.

Craig J. Kaufmann - Controller and Treasurer. Mr. Kaufmann has been the Company's Controller and Treasurer since April 2003, having served as its Director of Financial Reporting since November 2000. Prior to joining the Company, Mr. Kaufmann was the Financial Reporting Manager of Kozmo.com since March 2000 and an associate at PricewaterhouseCoopers from August 1998 to March 2000.


Directors
---------

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

William F. Stasior - Director. Mr. Stasior joined the Board of Directors in April 2000. Mr. Stasior was the Chairman and Chief Executive Officer of Booz Allen & Hamilton Inc., a management and technology consulting firm, from 1991 to 1999. Since October 1999, Mr. Stasior has been the Senior Chairman of Booz Allen. Mr. Stasior also serves on the Board of Directors of OPNET Technologies, Inc., a software company that specializes in enhancing network performance for enterprises and service providers, and Vanu, Inc., a leading developer of software-defined radio technology.

Andrew D. Africk - Director. Mr. Africk has been a director of the Company since June 1999. Mr. Africk is a partner of Apollo Advisors, L.P. Mr. Africk is also a director of Intelsat, Ltd., Superior Essex, Inc. and several private venture companies.

Marc J. Rowan - Director. Mr. Rowan has been a director of the Company since June 1999. Mr. Rowan is one of the founding principals of Apollo Advisors, L.P., a private investment partnership that manages a series of institutional funds focused on complex equity investments, leveraged buyouts and corporate reorganizations, including Apollo Investment Fund IV, L.P. Mr. Rowan is also a director of AMC Entertainment, Inc., National Financial Partners, Inc. and Wyndham International. Mr. Rowan is active in charitable activities. He is a founding member and serves on the executive committee of the Youth Renewal Fund and is a member of the board of directors of the National Jewish Outreach Program, Riverdale Country School and the Undergraduate Executive Board of The Wharton School of the University of Pennsylvania. Mr. Rowan holds a B.S. degree and an M.B.A. degree from The Wharton School of Business at the University of Pennsylvania.

Michael S. Gross - Director. Mr. Gross has been a director of the Company since August 1999. Mr. Gross is one of the founding principals of Apollo Advisors, L.P. Mr. Gross is also a director of Apollo Investment Corporation, Saks Incorporated, Educate, Inc., Allied Waste Industries, Inc. and United Rentals, Inc.

Audit Committee

     The Company's Audit Committee is currently composed of two outside directors, Mr. Killeen and Mr. Stasior, both of whom are independent under Rule 4200(a)(15) of the National Association of Securities Dealers' ("NASD") listing standards, and Mr. Africk, who continues to serve on the Audit Committee as the Board of Directors determined that exceptional and limited circumstances exist pursuant to Rule 4350(d)(2)(B) of the NASD listing standards. The Board of Directors has determined that Mr. Africk is an "audit committee financial expert" within the applicable definition of the SEC.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, the Company believes that during the year ended December 31, 2004 its officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following Summary Compensation Table sets forth, for the three years ended December 31, 2004, the compensation for services in all capacities earned by the Company's Chief Executive Officer and its next most highly compensated executive officers.

                                                                     Other       Securities
                                                                    Annual       Underlying          LTIP         All Other
 Name and Principal Position      Year    Salary      Bonus(1)    Compensation  Options/SARs(#)    Payouts($)   Compensation (2)
 ---------------------------      ----    ------      --------    ------------  ---------------    ----------   ----------------

Jeffrey A. Leddy                  2004   $309,180     $300,000         $-           70,000             $-         $9,000
   Chief Executive Officer and    2003    232,950      168,750          -          100,000              -              -
   President                      2002    138,462      140,000          -          100,000              -              -

Robert C. Lewis                   2004    203,846      100,000          -           20,000              -          8,823
   Senior Vice President,         2003    187,615       90,000          -           40,000              -          3,304
   General Counsel                2002    196,250       90,000          -           20,000              -              -
   and Secretary

Erik J. Goldman                   2004    148,077       60,000          -           20,000              -          5,951
   Vice President                 2003    105,769       50,000          -           40,000              -          1,060

Keith C. Kammer                   2004    149,615       70,000          -           10,000              -          4,947
   Vice President                 2003     75,288       15,000          -           40,000              -            754

Craig J. Kaufmann                 2004    118,269       50,000          -           25,000              -          4,677
   Controller and Treasurer       2003     94,490       37,500          -           15,000              -          1,465
                                  2002    109,583       25,000          -               --              -              -

_________________

(1) Bonuses for services provided in the year ended December 31, 2002 for Messrs. Leddy, Lewis and Kaufmann were granted in April 2003 and are reflected in 2002. Bonuses for services provided in the year ended December 31, 2003 were granted in January 2004 and are reflected in 2003. Bonuses for services provided in the year ended December 31, 2004 were granted in February 2005 and are reflected in 2004.
(2)  Represents employer matching contributions to retirement accounts.


Option / Sar Grants in the Last Year

     The following table sets forth information concerning grants of stock options to purchase common stock during the year ended December 31, 2004 to the named executive officers.

                                        Percent of
                          Number of       Total                                   Potential Realizable Value at
                         Securities    Options/SARs                             Assumed Annual Rates of Stock
                         Underlying     Granted to     Exercise or                  Appreciation for Option Term
                        Options/SARs   Employees in    Base Price    Expiration   ------------------------------
  Name                     Granted      Fiscal Year    ($/Share)        Date          5%                 10%
  ----                     -------      -----------    ---------        ----      ----------          ----------

Jeffrey A. Leddy           70,000 (2)       37.8%          $2.15       2/16/14       $94,649           $239,858
Robert C. Lewis            20,000 (1)       10.8%          $2.20       1/26/14       $27,671            $70,125
Erik J. Goldman            20,000 (1)       10.8%          $2.20       1/26/14       $27,671            $70,125
Keith C. Kammer            10,000 (1)        5.4%          $2.20       1/26/14       $13,836            $35,062
Craig J. Kaufmann          25,000 (1)       13.5%          $2.20       1/26/14       $34,589            $87,656

________________

(1) These options were granted on January 26, 2004 at an exercise price of $2.20, the per share fair market value of the common stock at that time. The options have a term of ten years. These options are exercisable cumulatively in three equal annual installments, beginning on January 26, 2005.
(2) This option was granted on February 16, 2004 at an exercise price of $2.15, the per share fair market value of the common stock at that time. The option has a term of ten years. The option is exercisable cumulatively in three equal annual installments, beginning on February 16, 2005.


Aggregated Option/sar Exercises in the Last Year and Year-end Option/sar Values

     The following table sets forth information concerning the exercise of options to purchase shares of common stock by the named executive officers during the year ended December 31, 2004, as well as the number and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 2004.


                                                            Number of
                           Number of                       Securities        Value of Unexercised
                           Securities                      Underlying            In-the-money
                           Underlying                    Options/SARs at         Options/SARs
                          Options/SARs                   Fiscal Y/E (#)       at Fiscal Y/E ($)
                          Acquired on       Value         Exercisable/           Exercisable/
    Name                  Exercise (#)     Realized (1)   Unexercisable         Unexercisable
    ----                  ------------     --------       -------------         -------------

Jeffrey A. Leddy                    -            -      108,334/161,666     2,780,101/4,092,149
Robert C. Lewis                 6,300      $21,090        36,668/53,332       897,401/1,352,699
Erik J. Goldman                     -            -        13,334/46,666       344,551/1,180,049
Keith C. Kammer                     -            -        13,334/36,666         336,017/917,483
Craig J. Kaufmann               6,000      $22,350             0/35,000               0/872,150


(1) Reflects the difference on the date of exercise between market price and exercise price times the number of shares acquired upon such exercise. Does not represent a sale by the named executive.

Employment Contracts and Change in Control Arrangements

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

   Other Executive Employment Agreements

     The Company has an employment agreement with Mr. Lewis. Under this agreement, if, either (i) after 90 days following a change in control, Mr. Lewis terminates his employment or (ii) Mr. Lewis is terminated for other than "cause" as such term is defined in his respective agreement, then Mr. Lewis is entitled to receive severance compensation and benefits in a lump sum payment consisting of one year of his then current salary and the right to exercise all vested stock options and unvested stock options through the option expiration date for such options. For purposes of this agreement, a change in control occurs when, among other things, our stockholders approve a merger.

     The Company has an employment agreement with Mr. Kammer. Under the agreement, if Mr. Kammer is terminated for other than "cause" as such term is defined in the agreement, then Mr. Kammer is entitled to receive compensation in a lump sum payment consisting of six months of his then current salary.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table and notes thereto set forth certain information, as of March 30, 2005 (except as noted otherwise), regarding beneficial ownership of the shares of voting common stock of the Company by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of such common stock, (ii) each of the Company's named executive officers under the Summary Compensation Table under the heading "Executive Compensation," (iii) each director and nominee for director, and
(iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares indicated as owned by them.


                                                                                    Number of Shares of
                                                                                    Voting Common Stock        Percentage
          Name and Address                              Position                    Beneficially Owned(1)       of Class
          ----------------                              --------                    ---------------------       --------

Jeffrey A. Leddy                           Chief Executive Officer and President           165,000              1.9%  (2)
Robert C. Lewis                            Senior Vice President, General Counsel           66,167                 *  (3)
                                             and Secretary
Erik J. Goldman                            Vice President                                   33,334                 *  (4)
Keith C. Kammer                            Vice President                                   16,666                 *  (4)
Craig J. Kaufmann                          Controller and Treasurer                         20,633                 *  (5)
Jeffrey M. Killeen                         Director                                         35,000                 *  (4)
William F. Stasior                         Director                                         33,333                 *  (4)
Andrew D. Africk                           Director                                      5,129,905             43.5%  (6)
   c/o SkyTerra Communications, Inc.
   19 West 44th Street, Suite 507
   New York, New York 10036
Marc J. Rowan                              Director                                      5,129,905             43.5%  (7)
   c/o SkyTerra Communications, Inc.
   19 West 44th Street, Suite 507
   New York, New York 10036
Michael S. Gross                           Director                                      5,129,905             43.5%  (8)
   c/o SkyTerra Communications, Inc.
   19 West 44th Street, Suite 507
   New York, New York 10036
Apollo Investment Fund IV, L.P.                                                          5,099,072             43.3%  (9)
   Two Manhattanville Road
   Purchase, New York 10577
Harbert Distressed Investment                                                              485,500              5.8%  (10)
   Master Fund, Ltd
   c/o International Fund Services
   Third Floor Bishop Square
   Redmonds Hill
   Dublin Ireland L2
OZ Management, LLC                                                                         470,000              5.6%  (11)
   9 West 57th Street, 39th Floor
   New York, NY 10019
All executive officers, directors and                                                    5,561,704             45.5%  (12)
   nominees as a group (10 persons)

__________________
* Represents beneficial ownership of less than 1%.

(1) Beneficial ownership has been determined pursuant to Rule 13d-3 under the Exchange Act, and therefore excludes 8,990,212 shares of non-voting common stock held by the Apollo Stockholders.
(2) Represents options to purchase shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control and upon termination of employment with the Company.
(3) Includes 9,500 shares of common stock and options to purchase an additional 56,667 shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control of the Company and upon certain other conditions.
(4) Represents options to purchase shares of common stock that are currently exercisable.
(5) Includes 7,300 shares of common stock and options to purchase an additional 13,333 shares of common stock that are currently exercisable.
(6) Includes an aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer and (iii) 3,353,697 shares of common stock issuable to Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Excludes an aggregate of 8,990,212 shares of non-voting common stock held by the Apollo Stockholders which were acquired pursuant to the rights offering. Mr. Africk is a principal of Apollo Advisors IV, L.P, which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Africk disclaims beneficial ownership of such shares. Includes options to purchase 30,833 shares of common stock held by Mr. Africk that are currently exercisable, but does not include options that become exercisable upon a change of control.
(7) Includes an aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer and (iii) 3,353,697 shares of common stock issuable to Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Excludes an aggregate of 8,990,212 shares of non-voting common stock held by the Apollo Stockholders which were acquired pursuant to the rights offering. Mr. Rowan is a principal of Apollo Advisors IV, L.P, which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Rowan disclaims beneficial ownership of such shares. Includes options to purchase 30,833 shares of common stock held by Mr. Rowan that are currently exercisable, but does not include options that become exercisable upon a change of control.
(8) Includes an aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer and (iii) 3,353,697 shares of common stock issuable to Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Excludes an aggregate of 8,990,212 shares of non-voting common stock held by the Apollo Stockholders which were acquired pursuant to the rights offering. Mr. Gross is a principal of Apollo Advisors IV, L.P, which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Gross disclaims beneficial ownership of such shares. Includes options to purchase 30,833 shares of common stock held by Mr. Gross that are currently exercisable, but does not include options that become exercisable upon a change of control.
(9) Represents the aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer and (iii) 3,353,697 shares of common stock issuable upon conversion of the aggregate of 1,199,007 shares of our Series A Preferred Stock and the exercise of an aggregate of 234,633 Series 1-A warrants and 9,810,033 Series 2-A warrants held by the Apollo Stockholders. Assuming conversion of all the Series A Preferred Stock and the exercise of all the Series 1-A warrants and Series 2-A warrants held by the Apollo Stockholders, such 5,099,072 shares of common stock would consist of 3,541,765 shares of common stock beneficially owned by Apollo Investment Fund IV, L.P., 189,929 shares of common stock beneficially owned by Apollo Overseas Partners IV, L.P., 892,951 shares of common stock beneficially owned by AIF IV/ RRRR LLC and 474,427 shares of common stock owned by AP/RM Acquisition, LLC. The holders of our Series A Preferred Stock are only entitled to an aggregate of 975,000 votes with respect to the Series A Preferred Stock, or 0.813 votes per share of Series A Preferred Stock. Excluded from the table are 8,990,212 shares of non-voting common stock of which 8,570,598 shares are held by Apollo Investment Fund IV, L.P. and 419,614 shares are held by Apollo Overseas Partners IV, L.P. Messrs. Africk, Rowan and Gross, members of our Board of Directors and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of the shares held by the Apollo Stockholders.
(10) Based on Schedule 13G filed on January 13, 2004 by Harbert Distressed Investment Master Fund, Ltd. HMC Investors, LLC may be deemed to share beneficial ownership of and voting power with respect to 485,800 shares of our common stock with Raymond J. Harbert and Michael D. Luce, and share beneficial ownership and voting power with Philip Falcone as to 480,000 of those shares, and with Harbert Distressed Investment Master Fund, Ltd. and HMC Distressed Investment Offshore Manager, L.L.C. as to 469,200 of those shares. Such persons disclaim beneficial ownership in the shares except to the extent of their pecuniary interest therein.
(11) Based on Schedule 13G filed on January 13, 2005 by OZ Management, LLC, OZ Management LLC serves as principal investment manager to a number of investment funds and discretionary accounts with respect to which it has voting and dispositive authority over 470,000 shares of the Company's common stock, including an account for OZ Master Fund, Ltd., which holds 445,441 of the reported shares. Mr. Daniel S. Och is the Senior Managing Member of OZ Management, LLC and is the Director of OZ Master Fund, Ltd. and, as such, may be deemed to control such entities and therefore may be deemed to be the beneficial owner of the reported shares. OZ Management, LLC, Mr. Och and Oz Master Fund, Ltd. disclaim beneficial ownership of such shares.
(12) Messrs. Africk, Rowan and Gross, members of the Board of Directors and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of shares held by the Apollo Stockholders. See footnote numbers 5, 6 and 7 above. Includes options to purchase an aggregate of 445,832 shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control.

Securities Authorized for Issuance Under Equity Compensation Plans and Individual Arrangements

     The following table and notes thereto set forth, as of December 31, 2004, information with respect to shares of the Company's common stock which may be issued under existing equity compensation plans and individual arrangements.

                                                                                          Number of Shares
                                                   Number of                               of Common Stock
                                                   Shares of                                Remaining for
                                                Common Stock to                            Future Issuance
                                                 be Issued Upon      Weighted-Average       Under Equity
                                                  Exercise of        Exercise Price         Compensation
                                                  Outstanding        of Outstanding       Plans (Excluding
                                                    Options,            Options,             Securities
                                                  Warrants and        Warrants and          Reflected in
             Plan Category                           Rights              Rights             First Column)
             -------------                           ------              ------             -------------

Equity compensation plans approved by
   stockholders                                        965,393               $8.13               993,554
Equity compensation plans and individual
   arrangements not approved by
   stockholders(1)                                     131,367               18.63                     -
                                                ---------------    ----------------       ---------------
Total                                                1,096,760               $9.39               993,554
                                                ===============    ================       ===============

(1) Includes a warrant to purchase 110,000 shares of common stock issued to the placement agent in connection with the December 2004 private placement, options to purchase 4,700 shares of common stock issued to certain former consultants in settlement of various disputes and an option to purchase 16,667 shares of common stock issued to a former director for services provided.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Investment in Miraxis

     In May 2002, the Company acquired Series B Preferred Shares and a warrant from Miraxis for approximately $0.4 million, representing an ownership of approximately 30%. Miraxis is a development stage, privately held telecommunications company that has access to a Ka-band license with which is striving to provide satellite based multi-channel, broadband data and video services in North America. The Company entered into a management support agreement with Miraxis under which the Company's current Chief Executive Officer and President provided certain services to Miraxis through February 2003 in exchange for additional Series B Preferred Shares and warrants being issued to the Company. In addition, in December 2002, the Company acquired Series C Preferred Shares and warrants from Miraxis for approximately $0.1 million.

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

     In April 2003, the Company acquired additional Series C Preferred Shares and warrants for approximately $40,000. Between June 2003 and September 2003, the Company purchased promissory notes from Miraxis with an aggregate principal amount of approximately $0.1 million. In November 2003, the promissory notes were converted to Series D Preferred Shares. During 2004, the Company purchased additional promissory notes with an aggregate principal balance of approximately $0.1 million. Currently, the Company holds approximately 40% of the ownership interests of Miraxis. The Company's Chief Executive Officer and President currently holds an approximate 1% interest in Miraxis.

     Miraxis License Holdings, LLC ("MLH"), an entity unaffiliated with Miraxis, other than as described herein, holds the rights to certain orbital slots, one of which Miraxis has the ability to use so long as it implements its business plan. Miraxis issued 10% of its outstanding common equity on a fully diluted basis to MLH as partial consideration for access to that slot. In addition, Miraxis expects to pay certain royalties to MLH for use of the slot should it ever launch satellites. Prior to becoming affiliated with the Company, its current Chief Executive Officer and President acquired a 2% interest in MLH. In addition, prior to the Company acquiring an interest in Miraxis, an affiliate of the Company's preferred stockholders acquired an approximate 70% interest in MLH.

   Employment Agreements

     For a description of the employment agreements between the Company and certain of its executive officers, please see the descriptions above in Item
11. Executive Compensation under the heading "Employment Contracts and Change in Control Arrangements."

   Other

     From time to time, the Company designates certain of its directors and officers to serve on the Board of Directors of an affiliate, including the MSV Joint Venture and TerreStar. To the extent such affiliate grants or has granted options to members of its Board of Directors, the Company designees on such Board receives similar grants for their service.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The firm of KPMG LLP ("KPMG"), independent registered public accounting firm, audited the financial statements of the Company for the years ended December 31, 2004 and 2003. Pursuant to a pre-approval policy adopted during 2003, the Audit Committee approved all audit services and the payment of audit and audit related fees during the years ended December 31, 2004 and 2003. In addition, the Audit Committee approved all (or 100%) of the tax fees paid to KPMG during the year ended December 31, 2004, and $85,000 (or approximately 92%) of the tax fees paid to KPMG during the year ended December 31, 2003. Prior to the adoption of this policy, the Audit Committee only approved the audit fee. The following table presents the aggregate fees for services provided by the independent registered public accounting firm to the Company for the years ended December 31, 2004 and 2003.

                                                    2004              2003
                                                -------------     -------------
Audit fees (1)                                      $382,507          $230,500
Audit related fees (2)                                50,325            25,000
Tax fees (3)                                         220,225            92,200
All other fees                                             -                 -
                                                -------------     -------------
                                                    $653,057          $347,700
                                                =============     =============

(1) Audit fees consisted of fees billed or expected to be billed for professional services rendered for the audit of the Company's consolidated annual financial statements included in the Company's Form 10-K, the reviews of the Company's consolidated financial statements included in the Company's Form 10-Q, or any other services rendered to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions.
(2) Audit related fees consisted of fees billed for assurance and related services that are reasonably related to the performance of an audit or review of the Company's consolidated financial statements, including assistance with acquisitions and other accounting and auditing consultation services.
(3) Tax fees consisted of fees paid for assistance related to tax compliance and consulting services. The Audit Committee does not believe the provision of these tax services is incompatible with maintaining KPMG's independence.


                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following is a list of certain documents filed as a part of this report:

         (1) Financial Statements of the Registrant.

               (i)    Report of Independent Registered Public Accounting Firm.
               (ii)   Consolidated Balance Sheets as of December 31, 2004 and
                      2003.
               (iii) Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.
               (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.
               (v) Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002.
               (vi)   Notes to Consolidated Financial Statements.
               (vii)  Schedule II - Valuation and Qualifying Accounts.

     All other schedules specified in Item 8 or Item 15(d) of Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

     (b) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
 Number      Description
 ------      -----------

  2.1     -  Stock Purchase Agreement, dated as of August 18, 2003, between
             Rare Medium Group, Inc. and Arris  International, Inc. was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed
             September 3, 2003 and is hereby incorporated herein by reference.
  2.2     -  Note Exchange and Conversion Agreement, dated as of November
             12, 2004, by and among MSV Investors, LLC, Mobile Satellite
             Ventures LP, et al. which was filed as Exhibit 2.1 to the
             Company's Current Report on Form 8-K dated November 18, 2004 and is hereby incorporated herein by reference.
  2.3     -  Contribution and Membership Interest Purchase Agreement,
             dated December 3, 2004, by and among The DIRECTV Group, Inc.,
             Hughes Network Systems, Inc., the Company and Hughes Network
             Systems, LLC which was filed as Exhibit 10.1 to the Company's
             Current Report on Form 8-K dated December 9, 2004 and is hereby incorporated herein by reference.
  3.1.1   -  Restated Certificate of Incorporation of the Company, which was filed as Exhibit 3.1.1 to the Company's Form 10-K for the year ended December 31, 2003.
  3.1.2   -  Certificate of Amendment, dated July 17, 2002, to the Restated
             Certificate of Incorporation of the Company, which was filed as
             Exhibit 3.1.2 to the Company's Form 10-K for the year ended
             December 31, 2003.
  3.1.3   -  Certificate of Ownership and Merger, dated September 23, 2003, merging SkyTerra Communications, Inc. into Rare Medium Group,
             Inc., which was filed as Exhibit 3.1.3 to the Company's Form 10-K for the year ended December 31, 2003.
  3.2     -  Amended and Restated By-Laws of the Company, which was filed as
             Exhibit 3.2 to the Company's Form 10-K for the year ended
             December 31, 1999, and is hereby incorporated herein by
             reference.
  10.1    -  The Company's Nonqualified Stock Option Plan as amended and restated, which was filed as Exhibit C to the Company's
             Definitive Proxy Statement dated November 18, 1994, for
             Stockholders Meeting held December 15, 1994, and is hereby incorporated herein by reference.
  10.2    -  Amended and Restated Securities Purchase Agreement, dated as of June 4, 1999, among the Company, Apollo Investment Fund IV,
             L.P., Apollo Overseas Partners IV, L.P. and AIF/RRRR LLC, which was filed as Exhibit 10.1 to the Company's Current Report on
             Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.
  10.3    -  Form of Series 1-A Warrant of the Company, which was filed as
             Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by
             reference.
  10.4    -  Form of Series 2-A Warrant of the Company, which was filed as
             Exhibit 4.5 to the Company's Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by
             reference.
  10.5    -  The Company's Amended and Restated 1998 Long-Term Incentive
             Plan, which was filed as Exhibit 4(d) to the Company's Form S-8 filed on November 3, 2000, and is hereby incorporated herein by reference.
  10.6    -  Amended and Restated Investment Agreement, dated as of
             October 12, 2001, by and among Motient Corporation, Mobile
             Satellite Ventures LLC, TMI Communications and Company, Limited
             Partnership, MSV Investors, LLC and the other investors named therein, which was filed as Exhibit 99.1 to the Company's
             Current Report on Form 8-K dated December 3, 2001 and is
             incorporated herein by reference.
  10.7    -  Form of Stockholders' Agreement of Mobile Satellite Ventures GP
             Inc., which was filed as Exhibit 99.2 to the Company's Current
             Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.
  10.8    -  Form of Limited Partnership Agreement of Mobile Satellite
             Ventures LP, which was filed as Exhibit 99.3 to the Company's
             Current Report on Form 8-K dated December 3, 2001 and is
             incorporated herein by reference.
  10.9    -  Form of Convertible Note of Mobile Satellite Ventures LP in
             the principal amount of $50 million, issued to MSV Investors,
             LLC, which was filed as Exhibit 99.4 to the Company's Current
             Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.
  10.10   -  Amendment to Employment Agreement, dated as of February 15,
             2001, between the Company and Robert C. Lewis, which was filed as exhibit 10.3 to the Company's Form 10-Q for the period ended
             March 31, 2001 and is hereby incorporated by reference.
  10.11   -  Investment Agreement, dated as of April 2, 2002, between the
             Company and the Apollo Stockholders, which was filed as Exhibit
             99.2 to the Company's Current Report filed on Form 8-K, filed on April 4, 2002, and is hereby incorporated by reference.
  10.12   -  Stipulation of Settlement in the matter In Re Rare Medium Group,
             Inc. Shareholders Litigation, Consolidated C.A. No. 18879 NC,
             which was filed as Exhibit 99.3 to the Company's Current Report on Form 8-K, filed on April 4, 2002, and is hereby incorporated by reference.
  10.13   -  Senior Indebtedness Note in the amount of $19.0 million, dated
             May 1, 2002, issued by MVH Holdings, Inc. to the Company which was filed as Exhibit 10.3 to the Company's Form 10-Q for the period ended June 30, 2002 and is hereby incorporated by reference.
  10.14   -  Amended and Restated Employment Agreement, effective as of
             January 1, 2004, between the Company and Jeffrey A. Leddy which was filed as Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.
  10.15   -  Amended and Restated Limited Partnership Agreement, dated as of November 12, 2004, by and among MSV Investors, LLC, Mobile
             Satellite Ventures LP, et al. which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 18,
             2004 and is hereby incorporated herein by reference.
  10.16   -  Amended and Restated Stockholders Agreement, dated as of
             November 12, 2004, by and among MSV Investors, LLC, Mobile
             Satellite Ventures LP, et al. which was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 18,
             2004 and is hereby incorporated herein by reference.
  10.17   -  Second Amended and Restated Parent Transfer/Drag Along
             Agreement by and among the Company, et al. which was filed as
             Exhibit 10.3 to the Company's Current Report on Form 8-K dated
             November 18, 2004 and is hereby incorporated herein by reference.
  10.18   -  Voting Agreement, dated November 12, 2004, by and among MSV
             Investors, LLC, et al.
  10.19   -  Securities Purchase Agreement, dated December 23, 2004, by and among the Company and the Purchasers listed on Schedule I
             attached thereto which was filed as Exhibit 10.1 to the Company's
             Current Report on Form 8-K dated December 27, 2004 and is
             hereby incorporated herein by reference.
  10.20   -  Registration Rights Agreement, dated December 23, 2004, by and among the Company, each of the Purchasers listed on
             Schedule I attached to the Securities Purchase Agreement and
             Tejas Securities Group, Inc. which was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 27,
             2004 and is hereby incorporated herein by reference.
  10.21   -  Form of Common Stock Purchase Warrant issued by the Company to each of the Purchasers listed on Schedule I attached to the
             Securities Purchase Agreement which was filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 27,
             2004 and is hereby incorporated herein by reference.
  10.22   -  Common Stock Purchase Warrant, dated December 23, 2004, issued by the Company to Tejas Securities Group, Inc. which was filed as Exhibit 10.4 to the Company's Current Report on Form
             8-K dated December 27, 2004 and is hereby incorporated herein by reference.
  21      -  Subsidiaries of the Company are Electronic System Products, Inc.,
             an Illinois corporation; SkyTerra AfriHUB, Inc., a Delaware corporation; Rare Medium, Inc., a New York corporation; Notus
             Communications, Inc., a Georgia corporation; and MSV Investors
             Holdings, Inc., a Delaware corporation.
  23.1    -  Consent of KPMG LLP, Independent Registered Public Accounting Firm.
  23.2    -  Independent Registered Public Accounting Firm's Report on Schedule.
  23.3    -  Consent of Ernst & Young LLP, Independent Auditors.
  31.1    -  Certification of Jeffrey A. Leddy, Chief Executive Officer
             and President of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002.
  31.2    -  Certification of Craig J. Kaufmann, Controller and Treasurer
             of the Company, required by Rule 13a-14(a) of the Securities
             Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32.1    -  Certification of Jeffrey A. Leddy, Chief Executive Officer and
             President of the Company, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2    -  Certification of Craig J. Kaufmann, Controller and Treasurer of
             the Company, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (c) The following is a list of financial statements required by Regulation S-X for a 50 percent or less owned person accounted for by the equity method:

         (1) Financial Statements of Mobile Satellite Ventures LP.

               (i)   Report of Independent Registered Public Accounting Firm.
               (ii)  Consolidated Balance Sheets as of December 31, 2003 and
                     2004.
               (iii) Consolidated Statements of Operations for the years ended
                     December 31, 2002, 2003 and 2004.
               (iv)  Consolidated Statements of Partners' Equity (Deficit) for
                     the years ended December 31, 2002, 2003 and 2004.
               (v)   Consolidated Statements of Cash Flows for the years ended
                     December 31, 2002, 2003 and 2004.
               (vi)  Notes to Consolidated Financial Statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of SkyTerra Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of SkyTerra Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyTerra Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ KPMG LLP

New York, New York
March 31, 2005



                                           SKYTERRA COMMUNICATIONS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share data)

                                                                                                   December 31,
                                                                                        -------------------------------
                                                                                            2004              2003
                                                                                        --------------    -------------
                                        ASSETS
Current assets:
   Cash and cash equivalents                                                                  $34,759           $6,897
   Short-term investments                                                                      59,748           21,795
                                                                                        --------------    -------------
     Total cash, cash equivalents and short-term investments                                   94,507           28,692
   Accounts receivable, net of allowance for bad debt of $78 and $44, respectively                 29              237
   Note receivable from Verestar, Inc.                                                              -            2,500
   Prepaid expenses                                                                               452              759
   Deferred transaction costs                                                                   4,989                -
   Other current assets                                                                           399              289
                                                                                        --------------    -------------
     Total current assets                                                                     100,376           32,477

Property and equipment, net                                                                       605               57
Notes receivable from the Mobile Satellite Ventures LP, including interest receivable
   of nil and $11,520, respectively                                                                 -           62,638
Notes receivable from Motient Corporation, net of reserve of nil and $22,016,
   respectively                                                                                     -                -
Investment in Mobile Satellite Ventures LP                                                     50,098                -
Investments in and advances to affiliates                                                       3,361            2,769
Other assets                                                                                      130              158
                                                                                        --------------    -------------
       Total assets                                                                          $154,570          $98,099
                                                                                        ==============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                            $2,210           $1,958
   Accrued liabilities                                                                          8,281            3,950
   Deferred revenue                                                                                21              158
                                                                                        --------------    -------------
     Total current liabilities                                                                 10,512            6,066
                                                                                        --------------    -------------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized
  discount of $32,589 and $36,979, respectively                                                88,706           80,182
                                                                                        --------------    -------------
Minority interest                                                                               9,974           12,467
                                                                                        --------------    -------------
Stockholders' equity (deficit):
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     1,199,007 shares as Series A Convertible Preferred Stock at December 31,
     2004 and
     1,171,612 shares at December 31, 2003                                                          -                -
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and outstanding 8,384,809 shares at December 31, 2004 and 6,075,727 shares at
     December 31, 2003                                                                             84               61
   Non-voting common stock, $.01 par value.  Authorized 100,000,000 shares; issued
     and outstanding 8,990,212 shares at December 31, 2004 and 2003                                90               90
   Additional paid-in capital                                                                 584,798          546,243
   Accumulated other comprehensive loss                                                            (3)               -
   Accumulated deficit                                                                       (539,591)        (546,839)
   Treasury stock, at cost, nil shares at December 31, 2004 and 6,622 shares at
     December 31, 2003                                                                              -             (171)
                                                                                        --------------    -------------
       Total stockholders' equity (deficit)                                                    45,378             (616)
                                                                                        --------------    -------------
        Total liabilities and stockholders' equity (deficit)                                 $154,570          $98,099
                                                                                        ==============    =============


                           See accompanying notes to consolidated financial statements.


                                           SKYTERRA COMMUNICATIONS, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands, except share data)


                                                                             Years Ended December 31,
                                                                 -------------------------------------------------
                                                                     2004             2003              2002
                                                                 -------------    --------------    --------------

Revenues                                                               $2,127              $699                $-
Cost of revenues                                                        2,072               913                 -
                                                                 -------------    --------------    --------------
   Gross margin                                                            55              (214)                 -
Expenses:
   Selling, general and administrative                                 10,987             6,690             6,406
   Depreciation and amortization                                          168                43               107
   Impairment charge                                                      755                 -                 -
                                                                 -------------    --------------    --------------
     Total expenses                                                    11,910             6,733             6,513
                                                                 -------------    --------------    --------------
Loss from operations                                                  (11,855)           (6,947)           (6,513)
Interest income, net                                                   10,548             6,304             5,602
Equity in loss of Mobile Satellite Ventures LP                         (1,020)                -                 -
Equity in loss and loss on investments in affiliates                   (1,336)             (404)             (385)
Other income (expense), net                                            21,045               244           (14,716)
Minority interest                                                        (216)           (1,126)             (998)
                                                                 -------------    --------------    --------------
Income (loss) before taxes and discontinued operations                 17,166            (1,929)          (17,010)
Income tax benefit                                                          -                 -               350
                                                                 -------------    --------------    --------------
Income (loss) before discontinued operations                           17,166            (1,929)          (16,660)
Gain from wind-down of discontinued operations                              -             1,211            12,632
                                                                 -------------    --------------    --------------
Net income (loss)                                                      17,166              (718)           (4,028)
   Cumulative dividends and accretion of convertible
     preferred stock to liquidation value                              (9,918)           (9,687)          (10,937)
                                                                 -------------    --------------    --------------
Net income (loss) attributable to common stockholders                  $7,248         $ (10,405)         $(14,965)
                                                                 =============    ==============    ==============
Basic earnings (loss) per common share:
  Continuing operations                                                 $0.48           $ (0.76)           $(2.32)
  Discontinued operations                                                   -              0.08              1.06
                                                                 -------------    --------------    --------------
     Net earnings (loss) per share                                      $0.48           $ (0.68)           $(1.26)
                                                                 =============    ==============    ==============
Diluted earnings (loss) per common share:
  Continuing operations                                                 $0.46           $ (0.76)           $(2.32)
  Discontinued operations                                                   -              0.08              1.06
                                                                 -------------    --------------    --------------
     Net earnings (loss) per share                                      $0.46           $ (0.68)           $(1.26)
                                                                 =============    ==============    ==============
Weighted average common shares outstanding:
  Basic                                                            15,115,895        15,341,518        11,865,291
                                                                 =============    ==============    ==============
  Diluted                                                          15,837,370        15,341,518        11,865,291
                                                                 =============    ==============    ==============


                           See accompanying notes to consolidated financial statements.


                                           SKYTERRA COMMUNICATIONS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)

                                                                                           Years Ended December 31,
                                                                                    ---------------------------------------
                                                                                      2004          2003           2002
                                                                                    ----------    ----------     ----------
Cash flows from operating activities:
   Net income (loss)                                                                  $17,166         $(718)       $(4,028)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Gain from adjustment to reserve for note receivable and accrued interest
      from Motient Corporation                                                        (22,516)            -              -
     Gain from discontinued operations                                                      -        (1,211)       (12,632)
     Depreciation and amortization                                                        168            43            107
     Impairment charge                                                                    755             -              -
     Equity in loss of Mobile Satellite Ventures LP                                     1,020             -              -
     Equity in loss and loss on investments in affiliates                               1,336           404            385
     Minority interest                                                                    216             -              -
     Non-cash compensation charges (benefit)                                            3,095           107           (228)
     Non-cash charge for issuance of option and warrants by consolidated
      subsidiaries                                                                        447            27             56
     Loss on XM Satellite Radio common stock                                                -             -         14,864
     Changes in assets and liabilities, net of acquisitions and sale of businesses:
       Accounts receivable, net                                                           208           219              -
       Prepaid expenses, interest receivable, deferred transaction costs and
         other assets                                                                  10,258        (4,339)        (5,158)
       Accounts payable and accrued liabilities                                         4,230          (838)        (1,324)
       Deferred revenue                                                                  (137)          (15)             -
                                                                                    ----------    ----------     ----------
           Net cash provided by (used in) continuing operations                        16,246        (6,321)        (7,958)
           Net cash used in discontinued operations                                       (77)         (427)        (1,940)
                                                                                    ----------    ----------     ----------
           Net cash provided by (used in) operating activities                         16,169        (6,748)        (9,898)
                                                                                    ----------    ----------     ----------
Cash flows from investing activities:
   Repayments (purchases) of notes receivable                                          21,500        (2,500)        (1,118)
   Purchases of short-term investments                                                (68,602)      (23,637)        (8,663)
   Sales of short-term investments                                                     30,649         5,850         13,952
   Cash paid for investments in affiliates                                             (1,928)         (482)          (493)
   Cash received from investments in affiliates                                             -             1            365
   Purchases of property and equipment, net                                              (839)           (7)             -
   Cash paid for acquisitions, net of cash acquired and acquisition costs                (105)          125              -
   Cash received from sale of XM Satellite Radio common stock                               -             -         16,630
                                                                                    ----------    ----------     ----------
           Net cash (used in) provided by continuing operations                       (19,325)      (20,650)        20,673
           Net cash provided by discontinued operations                                     -             -            500
                                                                                    ----------    ----------     ----------
           Net cash (used in) provided by investing activities                        (19,325)      (20,650)        21,173
                                                                                    ----------    ----------     ----------
Cash flows from financing activities:
   Proceeds from contributions to a consolidated subsidiary                               450            48            177
   Distribution to minority interest of consolidated subsidiary                        (3,361)            -              -
   Proceeds from issuance of common stock, net of costs                                35,044             -         16,968
   Proceeds from issuance of common stock in connection with the exercise
    of options                                                                            284             6              3
   Payment of dividend on preferred stock                                              (1,394)            -              -
   Repurchase of common stock of consolidated subsidiary                                   (2)            -              -
   Cash paid in connection with tender offer                                                -        (1,243)             -
                                                                                    ----------    ----------     ----------
           Net cash provided by (used in) financing activities                         31,021        (1,189)        17,148
Effect of exchange rate changes on cash and cash equivalents                               (3)            -              -
                                                                                    ----------    ----------     ----------
Net increase (decrease) in cash and cash equivalents                                   27,862       (28,587)        28,423
Cash and cash equivalents, beginning of period                                          6,897        35,484          7,061
                                                                                    ----------    ----------     ----------
Cash and cash equivalents, end of period                                              $34,759        $6,897        $35,484
                                                                                    ==========    ==========     ==========

Supplemental noncash investing and financing activities:
   Conversion of notes receivable to partnership interests in Mobile
     Satellite Ventures LP                                                            $51,118            $-             $-
                                                                                    ==========    ==========     ==========

Issuance of warrant to placement agent in connection with
   private placement                                                                  $ 2,239            $-             $-
                                                                                    ==========    ==========     ==========

                           See accompanying notes to consolidated financial statements.


                                           SKYTERRA COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                         (in thousands, except share data)

                                                                              Voting Common
                                                                                  Stock            Non-Voting        Additional
                                                              Preferred         ($.01 par         Common Stock        Paid-In
                                                                Stock            value)         ($.01 par value)      Capital
                                                             ------------    ----------------   -----------------   -------------
  Balance, January 1, 2002                                            $-                $653                  $-        $529,955
  Issuance of 147,893 shares of voting common stock and
     8,990,212 shares of non-voting common stock in rights
     offering                                                          -                  15                 899          16,054
  One for ten reverse stock split (including 154 shares of
     common stock purchased for cash in lieu of fractional
     shares)                                                           -                (601)               (809)          1,410
  Retirement of 286 shares of common stock in connection
     with acquired business                                            -                   -                   -               -
  Issuance of 2,666 shares of common stock through
     exercise of stock options                                         -                   -                   -               3
  Non-cash compensation benefit for option repricing                   -                   -                   -           (228)
  Non-cash charge for issuance of warrant by consolidated
     subsidiary                                                        -                   -                   -              56
  Dividends on and accretion of preferred stock                        -                   -                   -               -
  Comprehensive loss:
     Net loss                                                          -                                       -               -
     Net unrealized loss arising during period                         -                   -                   -               -
     Net foreign currency translation adjustments                      -                   -                   -               -

        Total comprehensive income                                     -                   -                   -               -
                                                             ------------    ----------------   -----------------   -------------
  Balance, December 31, 2002                                           -                  67                  90         547,250
  Issuance of 357,143 shares of common stock in connection
     with the settlement of the class action lawsuit                   -                   4                   -              85
  Issuance of 4,367 shares of common stock through
     exercise of stock options                                         -                   -                   -               6
  Retirement of 968,398 shares of common stock in
     connection with the tender offer                                  -                 (10)                  -          (1,233)
  Non-cash compensation charge for option repricing                    -                   -                   -             107
  Non-cash charge for issuance of option by consolidated
     subsidiary                                                        -                   -                   -              28
  Dividends on and accretion of preferred stock                        -                   -                   -               -
  Comprehensive loss:
     Net loss                                                          -                   -                   -               -

        Total comprehensive loss                                       -                   -                   -               -
                                                             ------------    ----------------   -----------------   -------------
  Balance, December 31, 2003                                           -                  61                  90         546,243
  Issuance of 2,000,000 shares of common stock and certain
     warrants in private placement                                     -                  20                   -          35,024
  Issuance of 321,966 shares of common stock through
     exercise of stock options                                         -                   3                   -             281
  Retirement of 6,262 shares of common stock in connection
     with acquired businesses                                          -                   -                   -               -
  Retirement of 6,622 shares held in treasury                          -                   -                   -           s (171)
  Non-cash compensation charge for option repricing                    -                   -                   -           2,814
  Non-cash charge for issuance of option and warrants by
     consolidated subsidiaries                                         -                   -                   -             343
  Sale of stock by consolidated subsidiary                             -                   -                   -             264
  Dividends on and accretion of preferred stock                        -                   -                   -               -
  Comprehensive income:
     Net income                                                        -                   -                   -               -
     Net foreign currency translation adjustments                      -                   -                   -               -

        Total comprehensive income                                     -                   -                   -               -
                                                             ------------    ----------------   -----------------   -------------
  Balance, December 31, 2004                                          $-                 $84                 $90        $584,798
                                                             ============    ================   =================   =============

[table continued 1]

                                                                Accumulated
                                                                   Other                         Treasury
                                                               Comprehensive     Accumulated       Stock
                                                                   Income          Deficit        at Cost
                                                              ---------------   -------------   -----------
  Balance, January 1, 2002                                           $60,336      $(521,469)        $(171)
  Issuance of 147,893 shares of voting common stock and
     8,990,212 shares of non-voting common stock in rights
     offering                                                              -               -             -
  One for ten reverse stock split (including 154 shares of
     common stock purchased for cash in lieu of fractional
     shares)                                                               -               -             -
  Retirement of 286 shares of common stock in connection
     with acquired business                                                -               -             -
  Issuance of 2,666 shares of common stock through
     exercise of stock options                                             -               -             -
  Non-cash compensation benefit for option repricing                       -               -             -
  Non-cash charge for issuance of warrant by consolidated
     subsidiary                                                            -               -             -
  Dividends on and accretion of preferred stock                            -         (10,937)            -
  Comprehensive loss:
     Net loss                                                              -          (4,028)            -
     Net unrealized loss arising during period                       (60,306)              -             -
     Net foreign currency translation adjustments                        (30)              -             -

        Total comprehensive income                                         -               -             -
                                                              ---------------   -------------   -----------
  Balance, December 31, 2002                                               -        (536,434)         (171)
  Issuance of 357,143 shares of common stock in connection
     with the settlement of the class action lawsuit                       -               -             -
  Issuance of 4,367 shares of common stock through
     exercise of stock options                                             -               -             -
  Retirement of 968,398 shares of common stock in
     connection with the tender offer                                                      -             -
  Non-cash compensation charge for option repricing                        -               -             -
  Non-cash charge for issuance of option by consolidated
     subsidiary                                                            -               -             -
  Dividends on and accretion of preferred stock                            -          (9,687)            -
  Comprehensive loss:
     Net loss                                                              -            (718)            -

        Total comprehensive loss                                           -               -             -
                                                              ---------------   -------------   -----------
  Balance, December 31, 2003                                               -        (546,839)         (171)
  Issuance of 2,000,000 shares of common stock and certain
     warrants in private placement                                         -               -             -
  Issuance of 321,966 shares of common stock through
     exercise of stock options                                             -               -             -
  Retirement of 6,262 shares of common stock in connection
     with acquired businesses                                              -               -             -
  Retirement of 6,622 shares held in treasury                              -               -           171
  Non-cash compensation charge for option repricing                        -               -             -
  Non-cash charge for issuance of option and warrants by
     consolidated subsidiaries                                             -               -             -
  Sale of stock by consolidated subsidiary                                 -               -             -
  Dividends on and accretion of preferred stock                            -          (9,918)            -
  Comprehensive income:
     Net income                                                            -          17,166             -
     Net foreign currency translation adjustments                         (3)              -             -

        Total comprehensive income                                         -               -             -
                                                              ---------------   -------------   -----------
  Balance, December 31, 2004                                            $(3)       $(539,591)           $-
                                                              ===============   =============   ===========

[table continued 2]

                                                                  Total
                                                                Stockholders'     Comprehensive
                                                               Equity (Deficit)   (Loss) Income
                                                               ---------------   ---------------
  Balance, January 1, 2002                                            $69,304
  Issuance of 147,893 shares of voting common stock and
     8,990,212 shares of non-voting common stock in rights
     offering                                                          16,968
  One for ten reverse stock split (including 154 shares of
     common stock purchased for cash in lieu of fractional
     shares)                                                                -
  Retirement of 286 shares of common stock in connection
     with acquired business                                                 -
  Issuance of 2,666 shares of common stock through
     exercise of stock options                                              3
  Non-cash compensation benefit for option repricing                     (228)
  Non-cash charge for issuance of warrant by consolidated
     subsidiary                                                            56
  Dividends on and accretion of preferred stock                       (10,937)
  Comprehensive loss:
     Net loss                                                          (4,028)          $(4,028)
     Net unrealized loss arising during period                        (60,306)          (60,306)
     Net foreign currency translation adjustments                         (30)              (30)
                                                                                 ---------------
        Total comprehensive income                                          -          $(64,364)
                                                                ---------------  ===============
  Balance, December 31, 2002                                           10,802
  Issuance of 357,143 shares of common stock in connection
     with the settlement of the class action lawsuit                       89
  Issuance of 4,367 shares of common stock through
     exercise of stock options                                              6
  Retirement of 968,398 shares of common stock in
     connection with the tender offer                                  (1,243)
  Non-cash compensation charge for option repricing                       107
  Non-cash charge for issuance of option by consolidated
     subsidiary                                                            28
  Dividends on and accretion of preferred stock                        (9,687)
  Comprehensive loss:
     Net loss                                                            (718)            $(718)
                                                                                 ---------------
        Total comprehensive loss                                            -             $(718)
                                                               ---------------   ===============
  Balance, December 31, 2003                                             (616)
  Issuance of 2,000,000 shares of common stock and certain
     warrants in private placement                                     35,044
  Issuance of 321,966 shares of common stock through
     exercise of stock options                                            284
  Retirement of 6,262 shares of common stock in connection
     with acquired businesses                                               -
  Retirement of 6,622 shares held in treasury                               -
  Non-cash compensation charge for option repricing                     2,814
  Non-cash charge for issuance of option and warrants by
     consolidated subsidiaries                                            343
  Sale of stock by consolidated subsidiary                                264
  Dividends on and accretion of preferred stock                        (9,918)
  Comprehensive income:
     Net income                                                        17,166           $17,166
     Net foreign currency translation adjustments                          (3)               (3)
                                                                                 ---------------
        Total comprehensive income                                          -           $17,163
                                                               ---------------   ===============
  Balance, December 31, 2004                                          $45,378
                                                               ===============


                          See accompanying notes to consolidated financial statements.


                         SKYTERRA COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (1) Summary of Significant Accounting Policies

       (a) Description of Business and Basis of Presentation

       SkyTerra Communications, Inc. (the "Company") operates its business through a group of complementary companies in the telecommunications industry. The Company's consolidated financial statements include the results of operations and financial position of the Company, its controlled majority-owned subsidiaries and variable interest entities ("VIEs"), as defined by Financial Accounting Standards Board ("FASB") Interpretation No. 46R ("FIN 46R"), for which the Company is deemed the primary beneficiary, as defined by FIN 46R. As such, the consolidated financial statements of the Company include the accounts of Electronic System Products, Inc. ("ESP"), AfriHUB, LLC ("AfriHUB"), the Company's 80% owned subsidiary (the "MSV Investors Subsidiary") that holds the interest in Mobile Satellite Ventures LP (the "MSV Joint Venture"), and Miraxis, LLC ("Miraxis").

       The Company accounts for minority owned subsidiaries in which the Company owns greater than 20% of the outstanding voting interests but less than 50% and for which the Company possesses significant influence over their operations under the equity method of accounting, whereby the Company records its proportionate share of the subsidiary's operating results. As such, the Company accounts for its interest in the MSV Joint Venture and Navigauge, Inc. (formerly known as IQStat, Inc., "Navigauge") under the equity method.

       The Company accounts for its investments in affiliates in which it owns less than 20% of the voting stock and does not possess significant influence over the operations of the investee, under the cost method of accounting.

       At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc., along with those of its LiveMarket, Inc. Subsidiary ("LiveMarket") was made as a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects (see Note 13). The discontinuance of these businesses represents the disposal of a business segment under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, the results of these operations have been classified as discontinued operations, and prior period results have been reclassified.

       All material intercompany balances and transactions have been eliminated.

       (b) Cash and Cash Equivalents

       The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2004 and 2003, Rare Medium, Inc. had cash equivalents in the amount of $0.3 million supporting letters of credit issued for certain real estate leases (see Note 17).

       (c)  Short-Term Investments

       The Company considers all debt securities with maturities of more than three months but less than one year as short-term investments and classifies investments in such short-term debt securities as either held to maturity or available for sale. These investments are diversified among high credit quality securities in accordance with the Company's investment policy. Auction rate securities, which were previously classified as either cash equivalents or held to maturity securities due to their liquidity and pricing reset feature, have been reclassified as available for sale given the long-term stated maturities of 20 to 30 years. As of December 31, 2004 and 2003, the Company had $36.2 million and $3.8 million, respectively, of auction rate securities. The remainder of the Company's short-term investments are classified as held to maturity as the Company has both the intent and ability to hold them to maturity. The cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity over the contractual life of the security. Such amortization and accretion are included in interest income.

       During the year ended December 31, 2004, the Company sold a debt security with a face value of $1.0 million which was previously classified as held to maturity. This sale occurred to ensure that all of the Company's debt securities had a maturity less than one year in accordance with the Company's investment policy and did not have a material impact on the Company's financial position, results of operations or cash flow from operations.

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

        (d) Property and Equipment

       The Company uses the straight-line method of depreciation. The estimated useful lives of property and equipment are as follows:
                                                                     Years
                                                                     -----
              Computer equipment and software...............        3 to 5
              Furniture and fixtures........................        5 to 7
              Machinery and equipment.......................        2 to 5

       Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter.

       (e) Goodwill and Intangibles

       The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identifiable intangible assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and the identified intangible assets with an indefinite life are not amortized but are tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The Company amortizes the identified intangible assets with a finite life over their respective useful lives on a straight-line basis.

       (f) Impairment of Long-Lived Assets

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

       As a result of AfriHUB's projected operating losses with respect to its university initiative (see Note 3(c)), at December 31, 2004, the Company evaluated AfriHUB's long-lived assets for recoverability and determined that the undiscounted cash flows over the remaining expected life of the two established centers was less than the carrying value of the long-lived assets relating to those centers. Accordingly, the Company assessed the fair value of these assets by using market prices for recently purchased computers and equipment and using a discounted cash flow model for the intangible asset and building improvements for which market prices were not available. The Company recognized an impairment loss relating to the intangible asset and building improvements as their carrying value exceeded the fair value by approximately $0.8 million

       (g) Revenue Recognition

       Revenues from contracts for consulting and engineering services are recognized using the percentage-of-completion method for fixed price contracts and as time is incurred for time and materials contracts, provided the collection of the resulting receivable is reasonably assured. Unbilled receivables represent time and costs incurred on projects in process in excess of amounts billed and are recorded as other current assets in the accompanying balance sheets. Deferred revenue represents amounts billed in excess of costs incurred and are recorded as liabilities. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.

       A handling and finance charge is added to materials and equipment purchased for certain product development engagements. These charges, as well as those relating to reimbursement of other out-of-pocket expenses billed to clients, are included in revenues. The costs of these reimbursable items are included in cost of revenues.

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

       APB Opinion No. 25 does not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally results in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of the Company's common stock and vesting schedules of underlying awards. As a result of the re-pricing of certain stock options in 2001 and 2002, for the years ended December 31, 2004 and 2003, the Company recognized compensation expense of approximately $2.8 million and $0.1 million, respectively. As a result of the re-pricing of those certain stock options, for the year ended December 31, 2002, the Company recognized compensation contra-expense of approximately $0.2 million.

       The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards:

                                                                           Years Ended December 31,
                                                               -------------------------------------------------
                                                                   2004              2003             2002
                                                               --------------    -------------    --------------
                                                                      (in thousands, except share data)

Net income (loss), as reported                                       $17,166            $(718)         $(4,028)
Add (Deduct):  Stock-based compensation expense
   (contra-expense), as reported                                       3,095              107             (228)
Deduct:  Total stock-based compensation expense determined
   under fair value based method for all awards                         (596)            (415)            (576)
                                                               --------------    -------------    --------------
Pro forma net income (loss)                                          $19,665          $(1,026)         $(4,832)
                                                               ==============    =============    ==============

Basic earnings (loss) per common share:
   As reported                                                         $0.48           $(0.68)          $(1.26)
   Pro forma                                                           $0.64           $(0.70)          $(1.33)

Diluted earnings (loss) per common share:
   As reported                                                         $0.46           $(0.68)          $(1.26)
   Pro forma                                                           $0.61           $(0.70)          $(1.33)

     The per share weighted average fair value of stock options granted during 2004, 2003 and 2002 was $2.70, $1.02 and $0.62, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate ranging from 1.2% to 3.2% in 2004, 1.1% to 4.0% in 2003 and 1.6% to 5.4% in 2002, (2) an expected life of three years in 2004, 2003 and 2002, (3) volatility of approximately 172% in 2004, 175% in 2003 and 164% in 2002, and (4) an annual dividend yield of 0% for all years.

     (j) Foreign Currency Translation

     Financial statements of AfriHUB's Nigerian operations are prepared using the Nigerian Naira as the functional currency. Consequently, revenues and expenses of the Nigerian operations are translated into United States dollars using weighted average exchange rates, while assets and liabilities are translated using period end exchange rates. Translations adjustments are included in stockholders' equity as accumulated other comprehensive loss in the accompanying consolidated balance sheets. Gains and losses from foreign currency transactions are reflected in other income (expense), net on the accompanying consolidated statements of operations. During the year ended December 31, 2004, the Company recorded a gain of approximately $15,000 resulting from foreign currency transactions. The Company did not have any foreign operations during the years ended December 31, 2003 or 2002.

     (k) Comprehensive Income

     Comprehensive income is defined as the change in equity during a period from non-owner sources. Comprehensive income for the years ended December 31, 2004, 2003 and 2002 have been disclosed within the accompanying consolidated statements of changes in stockholders' equity (deficit). As of December 31, 2004, accumulated other comprehensive loss was comprised of approximately $3,000 of accumulated foreign currency translation adjustments. As of December 31, 2003 and 2002, the Company did not have any items of accumulated other comprehensive income (loss).

     (l) Use of Estimates

     The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of management estimates and assumptions that affect reported amounts and related disclosures. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include the carrying value of long-lived assets (including the impairment charge), valuation allowances for accounts and notes receivable and deferred income tax assets, accrued restructuring charges and other contingent obligations. Actual results could differ from those estimates and assumptions.

     (m) Earnings (Loss) Per Common Share

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

     The following table provides a reconciliation of the shares used in calculating earnings (loss) per common share:

                                                                    Years Ended December 31,
                                                          ---------------------------------------------
                                                             2004             2003            2002
                                                          ------------    -------------    ------------
Weighted average common shares outstanding - basic         15,115,895       15,341,518      11,865,291
Common shares issuable upon exercise of stock options         721,475                -               -
                                                          ------------    -------------    ------------
Weighted average common shares outstanding - diluted       15,837,370       15,341,518      11,865,291
                                                          ============    =============    ============

     During all periods presented, the Company had certain stock options and warrants outstanding, which could potentially dilute basic earnings (loss) per common share in the future, but were excluded in the computation of diluted earnings (loss) per common share in such periods, as their effect would have been antidilutive. For the years ended December 31, 2004, 2003 and 2002, stock options and warrants exercisable for 1,722,976, 2,405,168 and 2,139,190 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share, as they were antidilutive.

     During all periods presented, the conversion of the preferred stock could potentially dilute basic earnings (loss) per common share in the future, but the shares issuable upon the conversion were excluded from the computation of diluted earnings (loss) per common share in such periods, as their effect would have been antidilutive. For the years ended December 31, 2004, 2003 and 2002, there were 1,912,484, 1,710,423 and 1,633,147 shares of common stock, respectively, issuable upon the conversion of the preferred stock were excluded from the computation of diluted earnings per common share, as they were antidilutive.

     (n) Fair Value of Financial Instruments

     The Company's financial instruments include cash, cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable and a letter of credit. The fair value of these instruments, other than the notes receivable, approximates book value due to their short-term duration. As of December 31, 2003, the fair value of the convertible notes receivable from the MSV Joint Venture approximated book value based on the equity value of the MSV Joint Venture's 2002 and 2003 funding transactions (see Note 2). As of December 31, 2003, the fair value of the promissory note from Motient Corporation ("Motient") approximated book value due to the uncertainty with respect to the collection (see Note 4). As of December 31, 2003, the fair value of the senior secured notes from Verestar, Inc. ("Verestar") approximated book value due to the sufficiency of Verestar's assets in which the Company held a security interest despite Verestar having filed for bankruptcy protection (see
Note 3(f)).

     (o) Concentration of Credit Risk

     Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and short-term investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with various high credit quality financial institutions. Further, in accordance with an investment policy, the Company diversifies its short-term investments among debt instruments that are believed to be low risk.

     ESP's revenues are generated principally from customers located in the United States. AfriHUB's revenues are generated principally from customers located in Nigeria. For the year ended December 31, 2004 and for the period from the August 25, 2003 acquisition of ESP through December 31, 2003, three and two customers, respectively, individually accounted for more than 10% of the Company's consolidated revenues. Combined, these customers account for approximately $1.1 million of consolidated revenues for the year ended December 31, 2004 and $0.4 million for the period from the August 25, 2003 acquisition of ESP through December 31, 2003. As of December 31, 2004 and 2003, accounts receivable from these significant customers was approximately $14,000 and $0.1 million, respectively.

     (p) Sales of Stock by a Subsidiary

     The Company accounts for the sale of stock by a consolidated subsidiary as a capital transaction whereby the change in the Company's proportionate share of the subsidiary equity resulting from the additional equity raised by the subsidiary is reflected in stockholders' equity on the accompanying consolidated balance sheets.

     In October 2004, AfriHUB agreed to sell membership interests to an unaffiliated third party for approximately $0.5 million in cash (see Note 3(c)). The Company increased additional paid in capital on the accompanying consolidated balance sheets by approximately $0.3 million related to this transaction.

     (q) Recently Issued Accounting Standards

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the classification of certain financial instruments as a liability (or in certain circumstances an asset) because that instrument embodies an obligation of the company. SFAS No. 150 is effective immediately for instruments entered into or modified after May 31, 2003 and in the first interim period beginning after June 15, 2003 for all instruments entered into before May 31, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial position or results of operations.

     In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN No. 46R"). FIN No. 46R provides clarification on the consolidation of certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have certain characteristics of a controlling financial interest ("variable interest entities" or "VIEs"). FIN No. 46R requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE and is effective immediately for VIEs created after January 31, 2003 and in the first fiscal year or interim period beginning after December 15, 2003 for any VIEs created prior to January 31, 2003. In accordance with FIN No. 46R, the Company has included the operating results and financial position of Miraxis in its consolidated financial statements. The consolidation of Miraxis did not have a material impact on the Company's financial position or results of operations.

     In December 2003, the staff of the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB No. 104"), which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104 primarily rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, which was superseded as a result of the issuance of EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB No. 101, which had been codified in SEC Topic 13, "Revenue Recognition." SAB No. 104 was effective upon issuance. The issuance of SAB No. 104 did not have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), a revision of SFAS No. 123. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective for periods beginning after June 15, 2005 and provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim period in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. As the Company currently accounts for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS No. 123R will have an impact on the Company's results of operations. However, the extent of the impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share described above in Note 1(i).

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position or results of operations.

     (r) Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation. Auction rate securities totaling $36.2 million, $3.0 million and $2.0 million as of December 31, 2004, 2003 and 2002, respectively, which were previously reported on the accompanying consolidated balance sheets and consolidated statements of cash flows as cash equivalents, have been reclassified as short-term investments. These reclassifications had no impact on the Company's results of operations, total assets or changes in shareholders' equity.

     The following is a summary of the impact of the reclassification of the auction rate securities on the accompanying consolidated balance sheets and consolidated statements of cash flows:

                                                                                                 DECEMBER 31,
                                                                                      ---------------------------------
                                                                                           2003               2002
                                                                                      --------------     --------------
                                                                                               (IN THOUSANDS)
Impact on consolidated balance sheets:
   Cash and cash equivalents, as previously reported                                         $9,897            $37,484
   Cash and cash equivalents, as reclassified                                                 6,897             35,484
                                                                                      --------------     --------------
     Net change                                                                             $(3,000)           $(2,000)
                                                                                      ==============     ==============
   Short-term investments, as previously reported                                           $18,795             $2,008
   Short-term investments, as reclassified                                                   21,795              4,008
                                                                                      --------------     --------------
     Net change                                                                              $3,000             $2,000
                                                                                      ==============     ==============
Impact on consolidated cash flow statements:
   Net cash (used in) provided by investing activities, as previously reported             $(19,650)           $23,173
   Net cash (used in) provided by investing activities, as reclassified                     (20,650)            21,173
                                                                                      --------------     --------------
     Net change                                                                             $(1,000)            $2,000
                                                                                      ==============     ==============
   Net (decrease) increase in cash and cash equivalents, as previously reported            $(27,587)           $30,423
   Net (decrease) increase in cash and cash equivalents, as reclassified                    (28,587)            28,423
                                                                                      --------------     --------------
     Net change                                                                             $(1,000)            $2,000
                                                                                      ==============     ==============

(2)  Interest in the MSV Joint Venture

     On November 26, 2001, through its 80% owned MSV Investors, LLC subsidiary ("MSV Investors Subsidiary"), the Company purchased an interest in the MSV Joint Venture in the form of a convertible note with a principal amount of $50.0 million. Immediately prior to the purchase of the convertible note, the Company contributed $40.0 million to the MSV Investors Subsidiary and a group of unaffiliated third parties collectively contributed $10.0 million. The note yielded interest at a rate of 10% per year, had a maturity date of November 26, 2006, and was convertible at any time at the option of the MSV Investors Subsidiary into equity interests in the MSV Joint Venture.

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

     Under the joint venture agreement among the partners of the MSV Joint Venture, the convertible notes held by the MSV Investors Subsidiary would automatically convert into equity interests in the MSV Joint Venture upon the repayment of (i) the outstanding principal and accrued interest on certain outstanding debt of the MSV Joint Venture and (ii) the accrued interest on all outstanding convertible notes of the MSV Joint Venture, including the convertible notes held by the MSV Investors Subsidiary. On November 12, 2004, the MSV Joint Venture raised $145.0 million in cash by selling partnership units for $29.45 per unit and exchanged or converted approximately $84.9 million of debt securities and accrued interest. In connection with this financing, the convertible notes held by the MSV Investors Subsidiary converted into approximately 23% of the limited partnership interests of the MSV Joint Venture on an undiluted basis, at their original conversion price of $6.45 per unit. As a result of these transactions, the MSV Investors Subsidiary also received approximately $17.1 million in cash from the MSV Joint Venture to pay the accrued interest on the convertible notes. The MSV Investors Subsidiary distributed approximately $13.6 million of this cash to the Company and $3.4 million of cash to the unaffiliated third parties who own the 20% minority interest.

     Following the November 12, 2004 conversion of its notes receivable into limited partnership interests, the Company accounts for its interest in the MSV Joint Venture under the equity method. Accordingly, on the date of conversion, the remaining $51.1 million carrying amount of the notes receivable was reclassified to investment in Mobile Satellite Venture LP and will be adjusted thereafter for the Company's proportionate share of the net income (loss) of the MSV Joint Venture, subject to certain adjustments. These adjustments relate primarily to the amortization of the excess of the Company's $51.1 million carrying amount over the Company's proportionate share of the MSV Joint Venture's net assets on the date of conversion. This excess will be amortized over the remaining useful life of certain MSV Joint Venture long-lived assets on a straight line basis. As of December 31, 2004, the Company's book investment exceeded its proportionate share of the MSV Joint Venture's net assets by approximately $1.6 million.

     The following table presents summarized consolidated financial information for the MSV Joint Venture as of and for the year ended December 31, 2004 and are derived from the MSV Joint Venture's audited consolidated financial statements (in thousands):

Consolidated balance sheet:
     Current assets                                             $139,978
     Noncurrent assets                                           106,245
     Current liabilities                                          11,772
     Noncurrent liabilities                                       21,386
     Minority interest                                               101
     Partners' equity                                            212,964
Consolidated statement of operations:
     Revenues                                                    $29,007
     Loss from operations                                        (28,692)
     Net loss                                                    (33,455)

     The MSV Investors Subsidiary and the other partners of the MSV Joint Venture have agreed that the acquisition or disposition by the MSV Joint Venture of its assets, certain acquisitions or dispositions of a limited partner's interest in the MSV Joint Venture, subsequent investment into the MSV Joint Venture by any person, and any merger or other business combination of the MSV Joint Venture, are subject to the control restrictions contained in the Amended and Restated Limited Partnership Agreement and the Amended and Restated Stockholders Agreement. The control restrictions include, but are not limited to, rights of first refusal, tag along rights and drag along rights. Many of these actions, among others, cannot occur without the consent of the majority of the ownership interests of the MSV Joint Venture. In addition, the MSV Investors Subsidiary and two of the three other joint venture partner groups have entered into a voting agreement pursuant to which three of the four joint venture partner groups must consent to certain transactions involving the MSV Joint Venture or the partners or none of the parties to the voting agreement will support such actions.

     On May 7, 2004, in connection with services being provided which support the regulatory effort of the MSV Joint Venture, an unaffiliated consultant was issued an option to purchase a less than one percent ownership interest in the MSV Investors Subsidiary. The option is immediately exercisable and will expire on the earlier of the dissolution of the MSV Investors Subsidiary or December 31, 2010. During the 2004, the Company recognized expense of approximately $0.3 million related to the issuance of the option, which was the approximate fair value of the option using the Black-Scholes option valuation model. To provide additional incentive to the consultant, the MSV Investors Subsidiary agreed to pay the consultant a one-time fee of $0.4 million upon a liquidity event, as defined in the agreement. The MSV Investors Subsidiary would recognize an expense related to this fee when a liquidity event becomes probable.

     On December 20, 2004, the MSV Joint Venture issued rights to receive all of the shares of common stock of TerreStar Networks Inc. ("TerreStar"), a wholly-owned subsidiary of the MSV Joint Venture, to the limited partners of the MSV Joint Venture, pro rata in accordance with each limited partner's percentage ownership. TerreStar was formed by the MSV Joint Venture to develop business opportunities related to the proposed receipt of certain licenses in the 2 GHz band. The rights will be exchanged into shares of TerreStar common stock automatically on May 20, 2005. In connection with the distribution of the rights, TerreStar issued warrants to purchase shares of TerreStar common stock representing 3% of the outstanding equity to one of the Other MSV Investors. These warrants have an exercise price of $0.21491 per share and expire on December 20, 2006. Following the exchange of the rights and considering this warrant, the MSV Investors Subsidiary would own approximately 22% of TerreStar on an undiluted basis.

(3)  Business Transactions

     (a)  Interest in Hughes Network Systems

     On December 3, 2004, the Company signed an agreement to acquire a 50% interest in the business of Hughes Network Systems, Inc. ("HNSI"), a leading developer, manufacturer, installer and provider of advanced satellite based networking solutions and services for businesses, governments and consumers worldwide. Pursuant to the terms of the agreement, HNSI will contribute to Hughes Network Systems, LLC ("HNS LLC"), a newly formed entity, substantially all of the assets and certain liabilities of its very small aperture terminal ("VSAT"), mobile satellite and carrier businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development. In consideration for this contribution, HNS LLC will pay HNSI $201.0 million of cash, subject to adjustment depending principally upon the closing value of HNSI's working capital (as defined in the agreement). In order to finance the asset purchase, HNS LLC intends to incur $325.0 million of term indebtedness and obtain a $50.0 million revolving credit facility which is expected to be undrawn at closing.

     Upon the consummation of the foregoing transactions, the Company will purchase 50% of the equity interests of HNS LLC for $50.0 million in cash and 300,000 shares of the Company's common stock. Following this purchase, the Company will serve as the managing member of HNS LLC. Closing of the Company's purchase is subject to HNS LLC completing the issuance of the senior notes, regulatory approvals and other customary closing conditions.

     As of December 31, 2004, the Company has incurred approximately $5.0 million in transaction costs, including legal, accounting and other costs directly related to the transaction. These costs are included in deferred transaction costs on the accompanying consolidated balance sheets. If the transaction closes as expected in April 2004, these costs will be paid by HNS LLC. However, if the transaction does not close, the Company expects to negotiate a discount on such amounts owed.

     (b) Interest in Electronic System Products

     On August 25, 2003, for nominal consideration, the Company acquired all of the outstanding common stock of ESP, a product development and engineering services firm that has historically created products for and provided consulting and engineering services to the telecommunications, broadband, satellite communications, and wireless industries. ESP is currently focused on exploiting its existing intellectual property portfolio. In November 2003, ESP made restricted stock grants to its employees representing an aggregate of 30% of ESP's outstanding equity, diluting the Company's ownership to 70%. In October 2004, ESP repurchased shares of its common stock from terminated employees for an aggregate of approximately $2,000, raising the Company's ownership to approximately 78%.

     The following table summarizes the estimated fair value of the identifiable assets acquired and liabilities assumed at the date of acquisition:

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

                                                                            2003               2002
                                                                         -------------    ---------------
                                                                         (in thousands, except share data)

Revenues                                                                       $2,543             $3,799
                                                                         =============    ===============
Loss before cumulative effect of a change in accounting principle             $(2,983)          $(13,510)
Cumulative effect of a change in accounting principle                               -            (10,806)
                                                                         -------------    ---------------
Net loss                                                                      $(2,983)          $(24,316)
                                                                         =============    ===============
Loss per share attributable to common stockholders - basic and diluted         $(0.83)            $(2.97)
                                                                         =============    ===============

     (c) Interest in AfriHUB

     On April 19, 2004, the Company signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of $1.5 million in cash. AfriHUB planned to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. While establishing centers which provide these services on two university campuses during the fourth quarter of 2004, AfriHUB experienced significant unanticipated delays and costs in opening these facilities, as well as greater price sensitivity within the university communities. As a result, AfriHUB has suspended its planned roll out of service to additional campuses and is actively pursuing other opportunities to provide technical training in the Nigerian market.

     In connection with the allocation of the purchase price to the fair value of the identifiable net assets acquired, the Company ascribed approximately $0.6 million to a significant contract. This intangible asset was being amortized over the approximate five-year minimum life of the contract, and for the year ended December 31, 2004, such amortization was approximately $34,000. As a result of AfriHUB's strategy shift, the Company recognized an impairment loss of approximately $0.8 million relating to this intangible asset and certain building improvements (see Note 1(f)).

      In accordance with their employment contracts, certain employees will be issued warrants to purchase ownership interests of AfriHUB if AfriHUB meets any five operating and financial milestones. Pursuant to APB Opinion No. 25, the warrants qualify for variable accounting, as the number of shares to be issued has not been determined yet. As such, in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," compensation expense equal to the intrinsic value of the number warrants expected to be issued will be recorded over the service period, which the Company has determined to be the period through which the milestone must be achieved. Until the date the milestone is achieved, compensation expense shall be adjusted for changes (either increases or decreases) in the fair market value of the underlying units. If circumstances indicate that a milestone is not expected to be achieved, compensation contra-expense will be recognized in the period such circumstance occurs. As of December 31, 2004, the Company determined that two of the five milestones were not likely to be achieved, and the compensation expense associated with the warrants underlying these milestones was reversed. For the year ended December 31, 2004, the Company recognized non-cash expense totaling approximately $0.2 million relating to the remaining warrants. The Company will continue monitoring the likelihood as to whether the remaining three milestones will be achieved.

     On October 8, 2004, AfriHUB agreed to sell membership interests to an unaffiliated third party for approximately $0.5 million in cash (see Note 1(p)). As a result of this sale of membership units, the Company's ownership of AfriHUB's outstanding membership interests decreased to approximately 70%. Including the effect of the warrants underlying the remaining milestones, the Company held approximately 62% of the ownership interests of AfriHUB as of December 31, 2004.

     (d) Interest in Miraxis

     On May 28, 2002, the Company acquired Series B Preferred Shares and a warrant from Miraxis for approximately $0.4 million, representing an ownership of approximately 30%. Miraxis is a development stage telecommunications company that has access to a Ka-band license with which it is striving to provide satellite based multi-channel, broadband data and video services in North America. The Company has the right to appoint two of the five directors of the manager of Miraxis. Additionally, the Company entered into a management support agreement with Miraxis under which the Company's current Chief Executive Officer and President provided certain services to Miraxis through February 2003 in exchange for additional Series B Preferred Shares and warrants being issued to the Company. In addition, on December 20, 2002, the Company acquired Series C Preferred Shares and warrants from Miraxis for approximately $0.1 million.

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

     In April 2003, the Company acquired additional Series C Preferred Shares and warrants for approximately $40,000. Between June 2003 and September 2003, the Company purchased promissory notes from Miraxis with an aggregate principal amount of approximately $0.1 million. In November 2003, the promissory notes were converted to Series D Preferred Shares. During 2004, the Company purchased additional promissory notes with an aggregate principal balance of approximately $0.1 million. As of December 31, 2004, the Company held approximately 40% of the ownership interests of Miraxis. The Company's President and Chief Executive Officer currently holds an approximate 1% interest in Miraxis.

     In accordance with FIN No. 46R, beginning January 1, 2004, the operating results and financial position of Miraxis have been included in the consolidated financial statements. Prior to January 1, 2004, this investment was included in investments in affiliates on the accompanying consolidated balance sheets and was accounted for under the equity method with the Company's share of Miraxis' loss being recorded in equity in loss and loss on investments in affiliates on the accompanying consolidated statements of operations. The consolidation of Miraxis did not have a material impact on the Company's operating results or financial position.

     (e) Interest in Navigauge

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

     On June 14, 2004, Navigauge completed a recapitalization in which all outstanding Series A Preferred Shares and Series B Preferred Shares were converted to new Series A Preferred Shares with substantially similar rights as the old Series B Preferred Shares. Following the exchange, the Company converted the outstanding short-term promissory notes into new Series A Preferred Shares and purchased additional Series A Preferred Shares for approximately $0.4 million. The Company also obtained direct ownership of the old Series A Preferred Shares held by ESP in exchange for the forgiveness of intercompany promissory notes.

     On August 16, 2004, the Company purchased additional Series A Preferred Shares for approximately $0.2 million. Furthermore, from October 2004 through December 2004, the Company purchased short-term promissory notes from Navigauge with an aggregate principal amount of $0.5 million. As of December 31, 2004, the Company owned approximately 39% of the outstanding equity of Navigauge on an undiluted basis.

     Although Navigauge is a variable interest entity as defined by FIN 46R, the Company is not the primary beneficiary. Accordingly, this investment is included in investments in affiliates on the accompanying consolidated balance sheets and is being accounted for under the equity method with the Company's share of Navigauge's loss being recorded in equity in loss and loss on investments in affiliates on the accompanying consolidated statements of operations.

     (f) Verestar Transactions

     On August 29, 2003, the Company signed a securities purchase agreement to acquire, through a newly formed subsidiary, approximately 67% (on a fully-diluted basis) of Verestar. Concurrent with the signing of the securities purchase agreement, the Company purchased a 10% senior secured note with a principal balance of $2.5 million and a due date of August 2007. The Company terminated the securities purchase agreement on December 22, 2003. Subsequently, Verestar filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

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

     On July 9, 2004, the Company settled its dispute with Verestar's parent company regarding the break-up fee in connection with the termination of the August 2003 securities purchase agreement. As consideration for the settlement, Verestar's parent company paid the Company $1.5 million. This amount is included in other income (expense), net on the accompanying consolidated statements of operations.

     On July 29, 2004, the Company entered into a stipulated settlement with Verestar and its Creditor Committee pursuant to which Verestar agreed to pay the Company approximately $0.4 million representing certain amounts owed, including unpaid accrued interest, in connection with the senior secured note. On August 13, 2004, the Bankruptcy Court approved the stipulated settlement. This settlement amount is included in interest income, net on the accompanying consolidated statements of operations.

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

     On May 14, 2001, the Company entered into an agreement to merge with a subsidiary of Motient. By a letter agreement dated October 1, 2001, Motient and the Company terminated the planned merger. As a result of the termination, neither the Company nor Motient had any obligation to the other party with respect to the merger, except for repayment by Motient to the Company of amounts outstanding under the promissory notes.

     On October 1, 2001, and again on October 8, 2001, the Company extended the maturity date of the notes. On October 12, 2001, in accordance with the terms of the notes, the Company received five million shares of XM Satellite Radio as payment for $26.2 million of the notes and accrued interest. The maturity date for the remaining balance of the Motient Notes in the principal amount of approximately $26.2 million, and interest thereon, was extended for 60 days. On January 10, 2002, Motient and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. As part of its filing, Motient indicated that it would likely challenge the Company's right to the $26.2 million outstanding principal balance and accrued interest thereon, as well as the delivery of the shares of XM Satellite Radio common stock as partial repayment of the aggregate $50.0 million principal amount of the notes. As a result of uncertainty with respect to the ultimate collection on the notes, a reserve was recognized for the entire amount. This loss of approximately $26.9 million was partially offset by a gain of $5.3 million that resulted from the difference between the value of the XM Satellite Radio common stock received in connection with the partial repayment of the Motient notes in accordance with their terms and the value of the XM Satellite Radio common stock using its closing price on the date of the partial repayment. The results of these transactions are reflected in other income (expense), net on the accompanying consolidated statements of operations.

     On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient's plan of reorganization, the Company cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million (the "New Motient Note") that was issued by a new, wholly-owned subsidiary of Motient that owns 100% of Motient's interests in the MSV Joint Venture. The New Motient Note was due on May 1, 2005 and yielded interest at a rate of 9% per annum. As a result of the uncertainty with respect to the ultimate collection on the remaining amounts due on the New Motient Note, a reserve was maintained for the entire principal amount of the note and unpaid interest accrued thereon.

     On April 7, 2004, as a result of a payment received by Motient pursuant to a promissory note from the MSV Joint Venture, Motient paid the Company approximately $0.5 million of interest accrued on the New Motient Note. Following several financings by Motient, on July 15, 2004, Motient paid the Company approximately $22.6 million representing all outstanding principal and accrued interest due on the New Motient Note. Accordingly, the reserve was adjusted resulting in the recognition of $23.1 million of income which is reflected in the accompanying consolidated statements of operations as $19.0 million in other income (expense), net and $4.1 million in interest income, net.

 (5) Investments in and Advances to Affiliates

     The following is a summary of the carrying value of investments held by the Company at December 31:

                                                    2004              2003
                                                -------------     -------------
                                                        (in thousands)
Cost method investments                               $2,280            $2,250
Equity method investments                              1,081               519
                                                -------------     -------------
                                                      $3,361            $2,769
                                                =============     =============

     For the years ended December 31, 2004, 2003 and 2002, the Company recognized losses on investments in affiliates of approximately $1.3 million, $0.4 million and $0.4 million, respectively, consisting primarily of its proportionate share of affiliates' operating losses for those affiliates accounted for under the equity method.

     The aggregate carrying value of the Company's cost method investments totaled approximately $2.3 million as of December 31, 2004. Cost method investments with an aggregate cost of approximately $1.9 million were not evaluated for impairment because (i) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments and (ii) the Company did not estimate the fair value of those investments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The Company estimated that the fair value approximated or exceeded the carrying amount of the remaining $0.4 million of cost method investments.

(6)  Sale of Investment in XM Satellite Radio

     The Company classified its investment in XM Satellite Radio common stock as an available-for-sale, marketable security and reported such investment at fair value with net unrealized gains and losses recorded in stockholders' equity. Gains and losses are recognized in the accompanying consolidated statements of operations when realized or when a decline in value is considered to be other than temporary. During the year ended December 31, 2002, the Company sold its 5,000,000 shares of XM Satellite Radio common stock at an average price of $3.36 per share, resulting in net proceeds of $16.6 million. These sales resulted in a loss of approximately $14.9 million which is included in other income (expense), net on the accompanying consolidated statements of operations.

(7)  Short-term Investments

     Short-term investments consisted of the following debt securities:

                                                         December 31,
                                                -------------------------------
                                                    2004              2003
                                                -------------     -------------
                                                        (in thousands)
Auction rate securities                              $36,150            $3,800
Government agencies securities                        19,356            17,995
Municipal bonds                                        4,242                 -
                                                -------------     -------------
                                                     $59,748           $21,795
                                                =============     =============

     The government agencies securities and municipal bonds are classified as held to maturity. The amortized cost of these securities approximated fair value as of December 31, 2004 and 2003. Auction rate securities are classified as available for sale. As of December 31, 2004 and 2003, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted costs. Auction rate securities, which were previously recorded in cash and cash equivalents due to their liquidity and pricing reset feature, have been included as short-term investments in the accompanying consolidated balance sheets. Prior period information was reclassified to conform to the current year presentation. There was no impact on the Company's results of operations or cash flow from operations as a result of the reclassification (see Note 1(c)).

(8)  Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation and consisted of the following:

                                                         December 31,
                                                -------------------------------
                                                    2004              2003
                                                -------------     -------------
                                                        (in thousands)
Computer equipment and software                         $817              $247
Furniture and fixtures                                    54                29
Machinery and equipment                                   21                 4
Leasehold improvements                                    21                21
                                                -------------     -------------
                                                         913               301
Less accumulated depreciation                           (308)             (244)
                                                -------------     -------------
Property and equipment, net                             $605               $57
                                                =============     =============

     Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $0.1 million, $28,000 and $0.1 million, respectively. During the year ended December 31, 2004, $0.2 million of the AfriHUB impairment charge was allocated to leasehold improvements relating to AfriHUB's two service centers.

(9)  Accrued Liabilities

     Accrued liabilities consisted of the following:

                                                          December 31,
                                                 -------------------------------
                                                     2004              2003
                                                 -------------     -------------
                                                         (in thousands)
Accrued transaction costs                              $4,647                $-
Accrued restructuring charges                           1,550             1,580
Accrued professional fees                               1,231             1,461
Accrued compensation                                      662               402
Other accrued liabilities                                 191               507
                                                 -------------     -------------
                                                       $8,281            $3,950
                                                 =============     =============

(10)   Stockholders' Equity

     On December 23, 2004, the Company sold 2,000,000 shares of its common stock for gross proceeds of $36.5 million (net proceeds of $35.1 million) in a private placement to a group of institutional investors. In connection with this sale, the Company entered into a registration rights agreement with the investors requiring that, among other things, the Company register the resale of the shares. If the Company does not meet certain deadlines between June 30, 2005 and December 31, 2005 with respect to making the registration effective, then warrants, which were issued to the investors in connection with the transaction, to purchase up to an additional 600,000 shares of common stock at an exercise price of $18.25 per share will vest and be exercisable at any time through December 23, 2009. The number of warrants that vest, if any, will depend on when the registration statement becomes effective. If the Company meets the June 30, 2005 deadline and otherwise complies with certain registration obligations, none of the warrants will vest. As part of the placement fees incurred in connection with the transaction, the Company also issued a warrant to purchase 110,000 shares at an exercise price of $18.25 per share to the placement agent. This warrant is exercisable at any time through December 23, 2009 and had an estimated fair value of approximately $2.2 million using the Black-Scholes option valuation model with the following assumptions:
$21.50 price per share on date of grant, an expected life of five years, a risk free interest rate of 3.6%, volatility of 166% and an annual dividend yield of 0%.

     On March 13, 2003, the Company commenced a cash tender offer at a price of $1.00 per share for up to 2,500,000 shares of its outstanding voting common stock. The tender offer expired on April 23, 2003 with 968,398 shares purchased for an aggregate cost, including all fees and expenses applicable to the tender offer, of approximately $1.2 million. The primary purpose of the tender offer was to provide public stockholders with additional liquidity for their shares of common stock, particularly in light of decreased liquidity arising from the decision of Nasdaq to delist the Company's common stock, and to do so at a premium over the stock price before the tender offer and without the usual transaction costs associated with open market sales. The Apollo Stockholders (as defined in Note 11) did not sell any shares of common stock in the tender offer.

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

     On July 16, 2002, the Company sold 9,138,105 shares of common stock for gross proceeds of $18.4 million (net proceeds of $17.0 million) in a rights offering. In connection with the settlement of the class action lawsuit, the Company distributed to each holder of record of common stock, warrants and preferred stock, as of the close of business on May 16, 2002, one non-transferable right to purchase one additional share of common stock, for each share held, at a purchase price of $2.01 per share. As part of the rights offering, the Apollo Stockholders purchased 3,876,584 shares of non-voting common stock in April 2002 and an additional 5,113,628 shares of non-voting common stock in July 2002 pursuant to their over subscription privilege.

     Pursuant to an April 2002 investment agreement, the Apollo Stockholders may exchange shares of non-voting common stock that for an equal number of shares of common stock if, after giving effect to such exchange, they collectively will own no more than 29.9% of the outstanding voting power of the Company. Following the issuance of common stock in the December 2004 private placement, the Apollo Stockholders' voting power declined below 29.9%. Accordingly, as of December 31, 2004, the Apollo Stockholders may exchange 552,634 shares of non-voting common stock for an equal number of shares of common stock.

     In connection with certain acquisitions made in 1999, the former shareholders agreed to indemnify the Company for any losses resulting from a breach of, among other things, their respective representations, warranties and covenants. To secure the indemnification obligations of these shareholders thereunder, 1,336 shares of the Company's common stock delivered to these shareholders, included as part of the consideration, remain in escrow at December 31, 2004, and the liability of these shareholders under such indemnification obligations is expressly limited to the value of such shares held in escrow. During the year ended December 31, 2004, the Company retired 6,262 shares of its common stock as a reduction of consideration for acquisitions made during 1999 and 2000. During the year ended December 31, 2002, the Company retired 286 shares of its common stock as a reduction of consideration for a 2000 acquisition.

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

     The Series A Preferred Stock is subject to mandatory and optional redemption. On June 30, 2012, the Company will be required to redeem all Series A Preferred Stock plus any accrued and unpaid dividends. At the option of the Company, the Series A Preferred Stock can be redeemed after June 30, 2002 provided that the trading price of the Company's common stock for each of the preceding 30 trading days is greater than $120.00 per share, or after June 30, 2004 at a price of 103% of the face value of the Series A Preferred Stock plus any accrued and unpaid dividends. In the event of a change of control, as defined, at the option of the holders of the majority of the then outstanding shares of the Series A Preferred Stock, the Company is required to redeem all or any number of such holders' shares of Series A Preferred Stock plus any accrued and unpaid dividends. As a result of the July 2002 rights offering, the conversion price of the Series A Preferred Stock was adjusted, pursuant to certain anti-dilution provisions as defined, from $70.00 to $68.50 per share. As a result of the December 2004 private placement, the conversion price of the Series A Preferred Stock was further adjusted to $62.69 per share. The conversion price is subject to further adjustment pursuant to the anti-dilution provisions.

     From the date of issuance to June 30, 2002, the quarterly dividends on the Series A securities were based on a rate of 7.5% per annum and were paid in additional shares of Series A securities. Under the terms of the securities purchase agreement, from July 1, 2002 through June 30, 2004, the quarterly dividend was based on a rate of 4.65% per annum and was payable, at the option of the holder, in additional shares of Series A securities or cash. As part of the settlement of the class action lawsuit, the Apollo Stockholders agreed to accept payment in additional shares of Series A securities. Dividends paid from July 1, 2004 through the date of redemption will be based on a rate of 4.65% per annum and will be payable quarterly in arrears in cash. The first such payment, for the three months ended September 30, 2004, of approximately $1.4 million was declared by the Company's board of directors and paid on October 14, 2004. The quarterly payment of approximately $1.4 million, for the three months ended December 31, 2004, was declared and paid on January 13, 2005 and is reflected in the accompanying consolidated financial statements in the carrying amount of the Series A Preferred Stock and in net loss attributable to common stockholders.

     The Series 1-A and Series 2-A warrants are exercisable at any time and expire ten years from the date issued. The holders of the Series 1-A and Series 2-A warrants have the option to pay the exercise price of the warrants in cash, Company common stock previously held, or instructing the Company to withhold a number of Company shares with an aggregate fair value equal to the aggregate exercise price. Pursuant to the original terms of the Series 1-A warrants, each warrant was exercisable into 1.35 shares of the Company's common stock, and the exercise price was dependent on the trading price of the Company's common stock. The exercise price ranged from $0.10, if the trading price is equal to or greater than $70.00 per share, to $42.00 if the trading price is equal to or less than $40.00 per share. Pursuant to their original terms, each Series 2-A warrant was exercisable into 0.1 share of the Company's common stock at an exercise price of $70.00.

     The exercise price and the number of shares for which the Series 1-A and Series 2-A warrants are exercisable for is subject to adjustment under certain anti-dilution and other provisions as defined. As such, as a result of the issuance of additional shares of common stock in the July 2002 rights offering to shareholders other than the Apollo Stockholders at a price below the exercise price of the warrants at the time of the offering, the highest exercise price of the Series 1-A warrants was adjusted from $42.00 to $41.12, and the number of shares of the Company's common stock issuable upon the exercise of each Series 1-A warrant became a range dependent on the trading price of the Company's common stock. The number of shares issuable upon the exercise of each Series 1-A warrant ranged from 1.35 shares, if the trading price is equal to or greater than $70.00 per share to 1.379 shares if the trading price was less than or equal to $40.00 per share. The exercise price of the Series 2-A warrants was adjusted from $70.00 to $68.50, and the number of shares of the Company's common stock issuable upon the exercise of each Series 2-A warrant was adjusted from 0.1 to 0.1022 shares.

     As a result of the December 2004 private placement in which additional shares of common stock were sold at a price below the exercise price of the warrants at the time of the placement, the highest exercise price of the Series 1-A warrants was adjusted from $41.12 to $38.48, and the highest number of shares of the Company's common stock issuable upon the exercise of each Series 1-A warrant was adjusted from 1.379 shares to 1.4737 shares. The exercise price of the Series 2-A warrants was adjusted from $68.50 to $62.69, and the number of shares of the Company's common stock issuable upon the exercise of each Series 2-A warrant was further adjusted to 0.111665 shares.

     On January 2, 2003, pursuant to the settlement of the class action lawsuit, 22,218 Series 1-A warrants and 2,452,509 Series 2-A warrants were cancelled. As of December 31, 2004, the 1,199,007 shares of Series A Preferred Stock are convertible into 1,912,485 shares of common stock, and the 234,633 Series 1-A warrants and the 9,810,033 Series 2-A warrants are exercisable for 345,776 shares and 1,095,436 shares of common stock, respectively. Assuming all the Series A securities are either converted or exercised, as of December 31, 2004, the Apollo Stockholders would own approximately 65% of the Company's outstanding common stock and 36% of the Company's outstanding voting power on a fully diluted basis.

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

(12)   Segment Information

     The segment information is reported along the same lines that our chief operating decision maker reviews the operating results in assessing performance and allocating resources. Accordingly, the Company's consolidated operations have been classified into four reportable segments: the MSV Joint Venture, ESP, AfriHUB and Parent and other. The MSV Joint Venture, which became a reportable segment following the November 2004 conversion of the notes receivable into limited partnership interests of the MSV Joint Venture, provides mobile digital voice and data communications services via satellite. ESP, which became a reportable segment following the August 2003 acquisition by the Company, is an engineering services firm with expertise in the design and manufacturing of electronic products and systems across many disciplines of electrical engineering. AfriHUB, which became a reportable segment following the April 2004 acquisition by the Company, provides a limited amount of satellite based Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities while it explores opportunities to provide technical training in the Nigerian market. Parent and other includes the Company, other consolidated entities other than ESP and AfriHUB and eliminations.

     The following table presents certain financial information on the Company's reportable segments as of or for the year ended December 31, 2004. Although the MSV Joint Venture became a reportable segment in November 2004 following the conversion of the notes receivable, the MSV Joint Venture column represents the results of operations for the full year ended December 31, 2004. Since our 23% share of the results MSV Joint Venture's operations for the period following the conversion is already included in the Parent and Other column, the MSV Joint Venture Elimination column removes the full year results of the MSV Joint Venture shown in the MSV Joint Venture column.

                                                                                                   Eliminate
                                      MSV Joint                                    Parent and      MSV Joint
                                       Venture          ESP          AfriHUB         Other          Venture      Consolidated
                                     ------------    -----------    -----------    -----------    -----------    -------------
                                                                          (in thousands)
Revenues                                 $29,007         $2,117            $10             $-       $(29,007)          $2,127
Operating expenses                       (57,699)        (2,932)        (2,475)        (8,575)        57,699          (13,982)
                                     ------------    -----------    -----------    -----------    -----------    -------------
Loss from operations                     (28,692)          (815)        (2,465)        (8,575)        28,692          (11,855)
Interest (expense) income, net            (8,112)           (56)            (7)        10,611          8,112           10,548
Equity in loss of Mobile Satellite
Ventures LP                                    -              -              -         (1,020)             -           (1,020)
Equity in loss and loss on
  investments in affiliates                 (275)          (164)             -         (1,172)           275           (1,336)
Other income (expense), net                3,624            866             15         20,164         (3,624)          21,045
Minority interest                              -              -            594           (810)             -             (216)
                                     ------------    -----------    -----------    -----------    -----------    -------------
Net (loss) income before taxes
   and discontinued operations          $(33,455)         $(169)       $(1,863)       $19,198        $33,455          $17,166
                                     ============    ===========    ===========    ===========    ===========    =============

Total assets                            $246,223           $268           $646       $153,656      $(246,223)        $154,570
                                     ============    ===========    ===========    ===========    ===========    =============

     The following table presents certain financial information on the Company's reportable segments as of or for the year ended December 31, 2003:

                                                                       Parent
                                                         ESP         and Other      Consolidated
                                                      -----------    -----------    -------------
Revenues                                                    $699             $-             $699
Operating expenses                                        (1,412)        (6,234)          (7,646)
                                                      -----------    -----------    -------------
Loss from operations                                        (713)        (6,234)          (6,947)
Interest (expense) income, net                               (11)         6,315            6,304
Loss on investments in affiliates                           (112)          (292)            (404)
Equity in loss and other income (expense), net                24            220              244
Minority interest                                              -         (1,126)          (1,126)
                                                      -----------    -----------    -------------
Net loss before taxes and discontinued operations          $(812)       $(1,117)         $(1,929)
                                                      ===========    ===========    =============

Total assets                                                $555        $97,544          $98,099
                                                      ===========    ===========    =============

     For the year ended December 31, 2002, the Company operated in only the Parent and other segment. As of December 31, 2004 and 2003, all of the Company's long-lived assets were located in the United States, excluding $0.5 million located in Nigeria as of December 31, 2004.

(13)   Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and the LiveMarket subsidiary was made as a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects. As of December 31, 2004 and 2003, the remaining assets of Rare Medium, Inc. and LiveMarket totaled approximately $15,000 and $0.1 million, respectively, consisting of cash (excluding the $0.3 million of cash collateralizing a letter of credit) and other assets. As of December 31, 2004 and 2003, the liabilities of these subsidiaries totaled approximately $2.3 million and $2.4 million, respectively, consisting of accounts payable and accrued expenses. Included in the total liabilities of these subsidiaries is $1.0 million related to a lease obligation which is guaranteed by the Company. The total maximum potential liability of this guarantee is approximately $3.7 million, subject to certain defenses by the Company. Rare Medium, Inc. holds $0.3 million of cash in a certificate of deposit which is maintained as collateral for a letter of credit supporting the lease obligation. For the years ended December 31, 2004 and 2003, the Company recognized a gain of approximately nil and $1.2 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

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

 (14)  Stock-based Compensation Plans

     The Company provides incentive and nonqualified stock option plans for directors, officers, and key employees of the Company and others. The Company has reserved a total of 2.3 million shares of authorized common stock for issuance under the 1998 Long-Term Incentive Plan ("Stock Incentive Plan"). The Company has options outstanding under the Nonqualified Stock Option Plan, but no new grants are being made under this plan. The number of options to be granted and the option prices are determined by the Compensation Committee of the Board of Directors in accordance with the terms of the plans. Options generally expire five to ten years after the date of grant.

     During 1998, the Board of Directors approved the Stock Incentive Plan under which "non-qualified" stock options ("NQSOs") to acquire shares of common stock may be granted to non-employee directors and consultants of the Company, and "incentive" stock options ("ISOs") to acquire shares of common stock may be granted to employees. The Stock Incentive Plan also provides for the grant of stock appreciation rights, shares of restricted stock, deferred stock awards, dividend equivalents, and other stock-based awards to the Company's employees, directors, and consultants. Under the Stock Incentive Plan, the option price of any ISO may not be less than the fair market value of a share of common stock on the date on which the option is granted. The option price of an NQSO may be less than the fair market value on the date the NQSO is granted if the Board of Directors so determines. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in section 422A of the Internal Revenue
Code) unless the exercise price is at least 110% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Common stock subject to a restricted stock purchase or a bonus agreement is transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

     Under the Nonqualified Stock Option Plan, which provided for the issuance of up to 510,000 shares, the option price as determined by the Compensation Committee was permitted to be greater or less than the fair market value of the common stock as of the date of the grant, and the options were generally exercisable for three to five years subsequent to the grant date. The Nonqualified Stock Option Plan expired on July 18, 2000, and thereafter, no new options can be granted under the plan.

     On October 5, 2001, the compensation committee of the Company's board of directors determined that because the outstanding options held by certain executive officers and employees were exercisable at prices that were significantly above prevailing market prices for the Company's common stock, they no longer provided an adequate level of incentive. Accordingly, to reincentivize certain executive officers and employees of the Company and in recognition of their service to the Company, the compensation committee approved the repricing of the exercise prices of options to purchase an aggregate of 32,833 shares of common stock to $1.30 per share, the fair market value at the date of the repricing. On December 21, 2001, the compensation committee approved an additional repricing of the exercise prices of options to purchase an aggregate of 40,000 shares of common stock held by non-management directors to $6.00 per share, the fair market value at the date of the repricing. On October 15, 2002, in recognition of the former Chief Executive Officer's contribution to the Company, among other things, the compensation committee of the Company's board of directors approved the repricing of the exercise price of the former Chief Executive Officer's outstanding options to purchase 140,000 shares of common stock to $0.85, the fair market value at the date of the repricing. As a result of these actions, the Company recorded non-cash compensation expense during the year ended December 31, 2004 and 2003 of approximately $2.8 million and $0.1 million, respectively, and non-cash compensation contra-expense during the year ended December 31, 2002 of approximately $0.2 million.

     Stock option activity under the various option plans is shown below:

                                                 Weighted
                                                  Average
                                                 Exercise           Number of
                                                  Prices             Shares
                                               --------------    --------------
Outstanding at January 1, 2002                        $32.45           449,495
     Granted                                            0.89           630,000
     Forfeited                                         33.12          (153,005)
     Exercised                                          1.30            (2,666)
                                                                 --------------
Outstanding at December 31, 2002                       10.91           923,824
     Granted                                            1.02           235,000
     Forfeited                                         19.38           (37,650)
     Exercised                                          1.30            (4,367)
                                                                 --------------
Outstanding at December 31, 2003                        8.58         1,116,807
     Granted                                            3.35           220,000
     Forfeited                                         62.01           (28,081)
     Exercised                                          0.88          (321,966)
                                                                 --------------
Outstanding at December 31, 2004                       $8.40           986,760
                                                                 ==============

     The following table summarizes weighted-average option price information:


                                Number          Weighted      Weighted          Number         Weighted
                              Outstanding       Average       Average        Exercisable       Average
                              at December       Remaining     Exercise       at December       Exercise
Range of Exercise Prices       31, 2004           Life          Price          31, 2004         Price
-------------------------    --------------     ----------    ----------    ---------------    ---------
     $0.85 - $0.85                 310,000        7.22            $0.85            231,670        $0.85
     $0.91 - $1.55                 232,500        8.25            $1.02             75,836        $1.04
     $1.80 - $4.50                 205,000        8.95            $2.53             25,000        $1.80
     $6.00 - $51.10                229,910        4.66           $27.82            189,910       $32.29
    $72.50 - $95.00                  9,350        4.50           $93.56              9,350       $93.56
                             --------------                                 ---------------
                                   986,760        7.20            $8.40            531,766       $13.78
                             ==============                                 ===============

(15)   Income Taxes

     The difference between the statutory federal income tax rate and the Company's effective tax rate for the years ended December 31, 2004 and 2003 is principally due to the Company incurring net operating losses for which no tax benefit was recorded.

     For Federal income tax purposes, the Company has unused net operating loss carryforwards ("NOL") of approximately $210.0 million expiring in 2008 through 2024, including various foreign subsidiaries, and a capital loss of approximately $85.5 million expiring in 2006 through 2009. As a result of various equity transactions, the Company may have experienced at least one "ownership change" as defined by Section 382 of the Internal Revenue Code ("Section 382") since 1999. If the Company has experienced an ownership change as defined by Section 382, then the utilization of its net operating loss carryforwards is subject to a significant annual limitation in offsetting future taxable income.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                           December 31,
                                                    ----------------------------
                                                      2004             2003
                                                    -----------    -------------
                                                           (in thousands)
Deferred tax assets:
   Net operating loss carryforwards                    $79,804          $76,487
   Capital loss carryforwards                           32,475           29,900
   Impairment loss on investments in affiliates          9,639           11,455
   Reserve for notes receivable from Motient                 -            8,366
   Other assets                                          1,035              605
                                                    -----------    -------------
     Total gross deferred tax assets                   122,953          126,813
Less valuation allowance                              (122,953)        (126,813)
                                                    -----------    -------------
     Total deferred tax assets                              $-               $-
                                                    ===========    =============

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

     Due to the Company's operating losses, there is uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. During the year ended December 31, 2004, the valuation allowance decreased by approximately $3.9 million, and during the year ended December 31, 2003, the valuation allowance increased by approximately $4.0 million. Of the total valuation allowance of $123.0 million, subsequently recognized tax benefits, if any, in the amount of approximately $7.4 million will be applied directly to contributed capital. This amount relates to the tax effect of employee stock option deductions included in the Company's net operating loss carryforward.

     Due to changes in the Federal tax code, the Company received a refund of approximately $0.4 million during the year ended December 31, 2002 relating to alternate minimum tax paid in 1998.

 (16)  Related Party Transactions

     During the year ended December 31, 2004 and from the August 25, 2003 acquisition through December 31, 2003, ESP recognized revenues totaling approximately $0.6 million and $0.3 million, respectively, for certain services provided to Navigauge and the MSV Joint Venture.

     In May 2002, the Company acquired ownership interests in Miraxis (see Note 3(d)). Prior to joining the Company, the Company's Chief Executive Officer and President served as President of Miraxis, a position he continues to hold. The Company's Chief Executive Officer and President currently holds shares, options and warrants of Miraxis representing approximately 1% of the outstanding ownership interests.

     Miraxis License Holdings, LLC ("MLH"), an entity unaffiliated with Miraxis, other than as described herein, holds the rights to certain orbital slots, one of which Miraxis has the ability to use so long as it implements its business plan. Miraxis issued 10% of its outstanding common equity on a fully diluted basis to MLH as partial consideration for access to that slot. In addition, Miraxis expects to pay certain royalties to MLH for use of the slot should it ever launch satellites. Prior to becoming affiliated with the Company, its Chief Executive Officer and President acquired a 2% interest in MLH. In addition, prior to the Company acquiring an interest in Miraxis, an affiliate of the Company's preferred stockholders acquired an approximate 70% interest in MLH.

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

     From time to time, the Company designates certain of its directors and officers to serve on the Board of Directors of an affiliate, including the MSV Joint Venture and TerreStar. To the extent such affiliate grants or has granted options to members of its Board of Directors, the Company designees on such Board receives similar grants for their service.

(17)   Contingencies and Commitments

   Leases

     The Company has non-cancelable operating leases, primarily related to the rental of facilities by Rare Medium, Inc., which is one of the Company's discontinued operating subsidiaries. Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2004 (in thousands):

Year Ending December 31:
   2005                                                        $1,340
   2006                                                            27
   2007                                                             -
   2008                                                             -
   2009                                                             -
   Thereafter                                                       -
                                                        --------------
   Total minimum lease payments                                $1,367
                                                        ==============

     Of the total commitment, approximately $0.2 million in 2005 and $27,000 in 2006 relate to leases for the Company's continuing operations. Also included in the total commitment is approximately $0.8 million, net of secured letters of credit, which is guaranteed by the Company (see Note 13). Excluded from total commitments is $1.8 million, net of secured letters of credit issued by the assignee, relating to leases that have been assigned and require no future payments by the Company or its subsidiaries unless there is a default by the party to which the respective lease has been assigned. Rare Medium, Inc. is holding funds in a certificate of deposit which is maintained under an agreement to assure future credit availability relating to one of these leases. As of December 31, 2004 and 2003, these restricted funds amounted to approximately $0.3 million which is included in cash and cash equivalents.

     Total expense under operating leases amounted to $0.3 million, $0.2 million and $0.1 million for 2004, 2003 and 2002, respectively.

   Employment Agreements

     The Company is a party to an amended and restated employment agreement with its Chief Executive Officer and President. The term of the agreement is from January 1, 2004 to December 31, 2005 and calls for a base salary of $300,000 per year. Annual increases are at the sole discretion of the compensation committee of the Company's board of directors. In addition, the officer is eligible, based upon the achievement of certain subjective goals established by the compensation committee, to receive a target bonus of up to 75% of his base salary following the end of each calendar year during the term of the agreement.

     The Company is party to employment agreements with two of its other executive officers. Under one agreement, if, either (i) after 90 days following a change in control of the Company, the executive terminates his employment or
(ii) the executive is terminated for other than "cause" as such term is defined in his agreement, then the executive is entitled to receive severance compensation in a lump sum payment consisting of one year of his current salary and the right to exercise all vested stock options and unvested stock options through the option expiration date for such options. The other agreement provides that the executive is entitled to a lump sum payment consisting of six months of his then current salary if his terminated for other than "for cause," as such term is defined in his agreement.

   Litigation

     On November 19, 2001, five of the Company's former shareholders filed a complaint against the Company, certain of its subsidiaries and certain of the then current and former officers and directors in the United States District Court for the Southern District of New York, Dovitz v. Rare Medium Group, Inc. et al., No. 01 Civ. 10196. Plaintiffs became owners of restricted Company stock when they sold the company that they owned to the Company. Plaintiffs assert the following four claims against defendants: (1) common-law fraud; (2) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (3) violation of the Michigan Securities Act; and
(4) breach of fiduciary duty. These claims arise out of alleged representations by defendants to induce plaintiffs to enter into the transaction. The complaint sought compensatory damages of approximately $5.6 million, exemplary and/or punitive damages in the same amount, as well as attorney fees. On January 25, 2002, the Company filed a motion to dismiss the complaint in its entirety. On June 3, 2002, the Court dismissed the matter without prejudice. On or about July 17, 2002, the plaintiffs filed an amended complaint asserting similar causes of action to those asserted in the original complaint. On September 12, 2002, the Company filed a motion to dismiss the amended complaint. On March 7, 2003, the Court denied the motion to dismiss, and discovery commenced. Following the completion of discovery, the Company filed a motion for summary judgment on July 30, 2004. Plaintiffs opposed the motion (the "Plaintiffs' Opposition"), and the Company responded.

     On September 14, 2004 and again on November 1, 2004, the Company notified the plaintiffs that, upon a final adjudication of the matter, it intended to seek sanctions pursuant to Rule 11 of the Federal Rules of Civil Procedure, based upon what were believed to be numerous falsehoods contained in the plaintiffs' complaint and various other filings in the case, including the Plaintiffs' Opposition. In response, on November 12, 2004, the plaintiffs withdrew certain of the assertions contained in Plaintiffs' Opposition. The Company then filed the motion for sanctions (the "Sanctions Motion") against the plaintiffs seeking attorney's fees and expenses incurred in connection with the action. The plaintiffs opposed the sanctions motion on December 17, 2004 and the Company replied. On January 13, 2005, the case was dismissed by the Court with prejudice, subject to reinstatement by either party within 30 days of the order, in light of an agreement in principle to resolve the matter. On February 11, 2005, the parties executed a settlement agreement pursuant to which all parties denied liability relating to all matters, including but not limited to the original complaint and the Sanctions Motion, exchanged mutual releases, and the Company agreed to transfer to the plaintiffs an indirect nominal interest in a former subsidiary of the Company. The Company did not recognize a charge in connection with this settlement as the interest in the former subsidiary had no carrying value on the accompanying consolidated balance sheets.

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

     In August 2003, a former employee of the Company's discontinued services subsidiary, filed a putative class action against Rare Medium, Inc. and the Company, and certain other former subsidiaries that were merged into Rare Medium, Inc., in Los Angeles County Superior Court captioned Joe Robuck, individually and on behalf of all similarly situated individuals v. Rare Medium Group, Inc., Rare Medium L.A., Inc., Rare Medium, Inc., and Rare Medium Dallas, Inc., Los Angeles County Superior Court Case No. BC300310. The plaintiff filed the action as a putative class action and putative representative action asserting that: (i) certain payments were purportedly due and went unpaid for overtime for employees with five job titles; (ii) certain related violations of California's overtime statute were committed when these employees were not paid such allegedly due and unpaid overtime at the time of their termination; and (iii) certain related alleged violations of California's unfair competition statute were committed. Plaintiff seeks to recover for himself and all of the putative class, alleged unpaid overtime, waiting time penalties (which can be up to 30 days' pay for each person not paid all wages due at the time of termination), interest, attorneys' fees, costs and disgorgement of profits garnered as a result of the alleged failure to pay overtime. The plaintiff has served discovery requests and all of the defendants have submitted objections and do not intend to provide substantive responses until the Court determines whether the plaintiff must arbitrate his individual claims. In February 2005, the Company and Rare Medium, Inc. reached an agreement in principle with the plaintiff pursuant to which the class action will be dismissed without prejudice. As part of the agreement, the Company and Rare Medium, Inc. will receive releases from certain individuals and the certain individuals will each receive an immaterial settlement payment. Should the settlement agreement not be finalized, the Company and Rare Medium, Inc. intend to vigorously dispute this action.

     Though it intends to continue to vigorously contest each of the aforementioned cases to the extent not settled, the Company is unable to predict their respective outcomes, or reasonably estimate a range of possible losses, if any, given the current status of these cases. Additionally, from time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such additional legal matters will not have a material adverse effect on the Company's financial position or results of its operations.

(18)   Subsequent Events

     The terms of the Company's Series A convertible preferred stock provide for dividends of 4.65% of the then current face value to be paid quarterly in arrears. The payment of approximately $1.4 million, for the three months ended December 31, 2004, was declared by the Company's board of directors and paid on January 13, 2005 and is reflected in the accompanying consolidated financial statements in the carrying amount of the Series A Preferred Stock and in net loss attributable to common stockholders.

                                                                   Exhibit 99.1


                          INDEPENDENT AUDITORS' REPORT


General Partner and Unit Holders
Mobile Satellite Ventures LP

We have audited the accompanying consolidated balance sheets of Mobile Satellite Ventures LP (a Delaware limited partnership) and subsidiaries (collectively, the Company) as of December 31, 2003 and 2004, and the related consolidated statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Satellite Ventures LP and subsidiaries at December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young

February 18, 2005
McLean, Virginia


                                      MOBILE SATELLITE VENTURES LP AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                   ------------------------------------
                                                                                        2003                2004
                                                                                   ---------------     ----------------
                                     Assets


Current assets:
   Cash and cash equivalents                                                           $3,981,625         $130,077,509
   Restricted cash                                                                         74,246            5,075,974
   Accounts receivable, net of allowance of $71,687 and $69,908
     as of December 31, 2003 and 2004, respectively                                     4,156,416            3,343,769
   Inventory                                                                            1,406,604              698,279
   Prepaid expenses and other current assets                                            1,058,942              782,761
                                                                                   ---------------     ----------------
     Total current assets                                                              10,677,833          139,978,292
                                                                                   ---------------     ----------------

Property and equipment, net                                                            23,598,573           16,458,416
Intangible assets, net                                                                 80,673,205           71,706,319
Goodwill                                                                               15,784,572           16,495,324
Other assets                                                                               84,779            1,584,779
                                                                                   ---------------     ----------------
     Total assets                                                                    $130,818,962         $246,223,130
                                                                                   ===============     ================

          Liabilities, Minority Interest and Partners' Equity (Deficit)
Current liabilities:
   Accounts payable and accrued expenses                                               $4,246,544           $6,619,064
   Vendor note payable, current portion                                                   127,211              205,846
   Deferred revenue, current portion                                                    5,887,381            4,882,189
   Other current liabilities                                                              110,766               64,979
                                                                                   ---------------     ----------------
     Total current liabilities                                                         10,371,902           11,772,078

Deferred revenue, net of current portion                                               20,865,511           20,690,599
Accrued interest, net of current portion                                               16,725,057                    -
Vendor note payable, net of current portion                                               915,785              695,714
Notes payable to investors                                                             82,924,667                    -
                                                                                   ---------------     ----------------
     Total liabilities                                                                131,802,922           33,158,391
                                                                                   ---------------     ----------------

Commitments and contingencies
Minority interest                                                                               -              100,723

Partners' equity (deficit):
   MSV general partner                                                                          -                    -
   MSV limited partners                                                                (1,041,013)         217,643,300
   Deferred compensation                                                                        -           (4,185,223)
   Accumulated other comprehensive income (loss)                                           57,053             (494,061)
                                                                                   ---------------     ----------------
     Total partners' equity (deficit)                                                    (983,960)         212,964,016
                                                                                   ---------------     ----------------
       Total liabilities, minority interest and partners' equity (deficit)           $130,818,962         $246,223,130
                                                                                   ===============     ================


                                                  See accompanying notes.



                                      MOBILE SATELLITE VENTURES LP AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year Ended December 31,
                                                                -------------------------------------------------------
                                                                     2002                2003                2004
                                                                ----------------    ---------------     ---------------


Revenues:
   Services and related revenues                                    $24,389,482        $25,536,096         $26,664,328
   Equipment sales and other revenues                                   464,833          1,588,294           2,342,592
                                                                ----------------    ---------------     ---------------
Total revenues                                                       24,854,315         27,124,390          29,006,920
                                                                ----------------    ---------------     ---------------

Operating expenses:
   Satellite operations and cost of services                         11,477,095         10,781,525          10,855,071
   Satellite capacity purchased from MSV Canada                       4,647,224          4,858,305           5,768,970
   Next-generation research and development expenditures              3,532,487          4,267,991           8,593,001
   Sales and marketing                                                2,416,050          1,973,381           4,762,461
   General and administrative                                         5,343,643          6,632,172           9,264,436
   Depreciation and amortization                                     18,235,030         17,942,672          18,454,690
                                                                ----------------    ---------------     ---------------
Total operating expenses                                             45,651,529         46,456,046          57,698,629
                                                                ----------------    ---------------     ---------------

Loss from operations                                                (20,797,214)       (19,331,656)        (28,691,709)

Other income (expense):
   Management fee from MSV Canada                                     3,100,847          3,199,974           3,568,013
   Equity in losses of MSV Canada                                      (373,738)        (1,030,119)           (275,000)
   Interest income                                                       55,538             40,355             441,791
   Interest expense                                                  (8,577,407)        (9,616,235)         (8,553,987)
   Write-off of investment in joint venture                                   -         (2,000,000)                  -
   Other income, net                                                    424,490            737,211              55,996
                                                                ----------------    ---------------     ---------------
Net loss                                                           $(26,167,484)      $(28,000,470)       $(33,454,896)
                                                                ================    ===============     ===============


                                      See accompanying notes.



                                      MOBILE SATELLITE VENTURES LP AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004


                                                    General Partner              Limited Partners
                                                ------------------------   ------------------------------
                                                Number                      Number of                        Deferred
                                                of Units       Amount         Units           Amount       Compensation
                                                ----------   -----------   ------------   ---------------  -------------
Balance at December 31, 2001                            -            $-     16,642,732       $49,426,941             $-
   Net loss                                             -             -              -       (26,167,484)             -
   Translation adjustment                               -             -              -                 -              -
                                                ----------   -----------   ------------   ---------------  -------------
Balance, year ended December 31, 2002                   -             -     16,642,732        23,259,457              -
Total, December 31, 2002

   Issuance of MSV Class A Preferred Units              -             -        573,951         3,700,000              -
   Net loss                                             -             -              -       (28,000,470)             -
   Change in market value of derivative
    instruments                                         -             -              -                 -              -
   Translation adjustment                               -             -              -                 -              -
                                                ----------   -----------   ------------   ---------------  -------------
Balance, year ended December 31, 2003                   -             -     17,216,683       (1,041,013)              -
Total, December 31, 2003

   Issuance of MSV Class A Preferred Units              -             -      2,735,317        17,633,333              -
   Conversion of Notes                                  -             -      9,911,234        84,922,011              -
   Issuance of MSV Common Units                         -             -      4,923,599       145,000,000              -
   Issuance of stock options                            -             -              -         4,680,376     (4,680,376)
   Amortization of deferred compensation                -             -              -                 -        495,153
   Distribution of warrant in subsidiary                -             -              -           (96,511)             -
   Net loss                                             -             -              -       (33,454,896)             -
   Change in market value of derivative
    instruments                                         -             -              -                 -              -
   Translation adjustment                               -             -              -                 -              -
                                                ----------   -----------   ------------   ---------------  -------------
Balance, year ended December 31, 2004                   -            $-     34,786,833      $217,643,300    $(4,185,223)
                                                ==========   ===========   ============   ===============  =============
Total, December 31, 2004


[TABLE CONTINUED)

                                                Accumulated        Total
                                                   Other         Partners'
                                               Comprehensive       Equity         Comprehensive
                                                  Income         (Deficit)            Loss
                                               --------------  ---------------   ---------------
Balance at December 31, 2001                              $-    $  49,426,941
   Net loss                                                -      (26,167,484)     $(26,167,484)
   Translation adjustment                              6,867            6,867             6,867
                                               --------------  ---------------   ---------------
Balance, year ended December 31, 2002                  6,867       23,266,324
Total, December 31, 2002                                                          $ (26,160,617)
                                                                                 ===============
   Issuance of MSV Class A Preferred Units                 -        3,700,000
   Net loss                                                -      (28,000,470)    $ (28,000,470)
   Change in market value of derivative
    instruments                                       81,712           81,712            81,712
   Translation adjustment                            (31,526)         (31,526)          (31,526)
                                               --------------  ---------------   ---------------
Balance, year ended December 31, 2003                 57,053         (983,960)
Total, December 31, 2003                                                          $ (27,950,284)
                                                                                 ===============
   Issuance of MSV Class A Preferred Units                 -       17,633,333
   Conversion of Notes                                     -       84,922,011
   Issuance of MSV Common Units                            -      145,000,000
   Issuance of stock options                               -                -
   Amortization of deferred compensation                   -          495,153
   Distribution of warrant in subsidiary                   -          (96,511)
   Net loss                                                -      (33,454,896)     $(33,454,896)
   Change in market value of derivative
    instruments                                      (45,407)         (45,407)          (45,407)
   Translation adjustment                           (505,707)        (505,707)         (505,707)
                                               --------------  ---------------   ---------------
Balance, year ended December 31, 2004              $(494,061)    $212,964,016
                                               ==============  ===============
Total, December 31, 2004                                                          $ (34,006,010)
                                                                                 ===============


                                          See accompanying notes.

                                      MOBILE SATELLITE VENTURES LP AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                    -----------------------------------------------------
                                                                         2002               2003              2004
                                                                    ---------------    ---------------   ----------------
Operating activities
Net loss                                                              $(26,167,484)      $(28,000,470)      $(33,454,896)
Adjustments to reconcile net loss to net cash provided by (used
 in) operating activities:
   Depreciation and amortization                                        18,235,030         17,942,672         18,454,690
   Equity in losses of MSV Canada                                          373,738          1,030,119            275,000
   Write-off of investment in joint venture                                      -          2,000,000                  -
   Amortization of deferred compensation                                         -                  -            495,153
   Changes in operating assets and liabilities:
      Restricted cash                                                    3,355,184            578,614         (5,001,728)
      Accounts receivable                                                  471,009         (1,061,933)           916,694
      Inventory                                                            811,197            711,979            708,325
      Prepaid expenses and other current assets                           (353,808)          (941,512)           336,164
      Accounts payable and accrued expenses                              1,076,582            290,671          2,451,337
      Other current liabilities                                         (4,138,827)          (751,514)          (119,672)
      Accrued interest                                                   8,571,854          7,384,721        (12,589,396)
      Deferred revenue                                                     723,136          1,274,075         (2,677,326)
                                                                    ---------------    ---------------   ----------------
Net cash provided by (used in) operating activities                      2,957,611            457,422        (30,205,655)
                                                                    ---------------    ---------------   ----------------

Investing activities
Purchase of Motient Satellite business, net of cash acquired            (2,200,000)        (2,200,000)                 -
Purchase of property and equipment                                        (840,328)        (1,316,512)        (1,899,224)
Purchase of option to form joint venture                                (1,000,000)        (1,000,000)                 -
Purchase of intangible assets and other assets                                   -                  -         (2,000,000)
                                                                    ---------------    ---------------   ----------------
Net cash used in investing activities                                   (4,040,328)        (4,516,512)        (3,899,224)
                                                                    ---------------    ---------------   ----------------

Financing activities
Proceeds from issuance of Class A Preferred Units                                -          3,700,000         17,633,333
Proceeds from issuance of Common Units                                           -                  -        145,000,000
Principal payments on notes payable                                              -         (1,575,333)        (2,370,583)
Proceeds from issuance of notes payable to investors                     3,000,000                  -                  -
Proceeds from exercise of stock option in subsidiary                             -                  -              4,261
                                                                    ---------------    ---------------   ----------------
Net cash provided by financing activities                                3,000,000          2,124,667        160,267,011
Effect of exchange rates on cash and cash equivalents                      235,076            134,374            (66,248)
                                                                    ---------------    ---------------   ----------------
Net increase (decrease) in cash and cash equivalents                     2,152,359         (1,800,049)       126,095,884
Cash and cash equivalents, beginning of period                           3,629,315          5,781,674          3,981,625
                                                                    ---------------    ---------------   ----------------
Cash and cash equivalents, end of period                                $5,781,674         $3,981,625       $130,077,509
                                                                    ===============    ===============   ================

Supplemental information:
Cash paid for interest                                                      $5,553         $2,124,667       $ 21,394,806
                                                                    ===============    ===============   ================

Non-cash financing information
Equipment obtained through issuance of notes to vendor                          $-         $1,028,771                 $-
                                                                    ===============    ===============   ================
Conversion of Notes                                                             $-                 $-        $84,922,011
                                                                    ===============    ===============   ================

                                     See accompanying notes.


                 MOBILE SATELLITE VENTURES LP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Business

Mobile Satellite Venture LP's predecessor company, Motient Satellite Ventures LLC, was organized as a limited liability company pursuant to the Delaware Limited Liability Company Act on June 16, 2000 by Motient Corporation (Motient). On December 19, 2000, Motient Satellite Ventures LLC changed its name to Mobile Satellite Ventures LLC (MSV LLC). On November 26, 2001, MSV LLC was converted into a limited partnership, Mobile Satellite Ventures LP (MSV or the Company), subject to the laws of the state of Delaware. Concurrent with such conversion, the Company acquired certain assets and liabilities of the Motient and TMI Communications LP (TMI) satellite businesses. In connection with its purchase of TMI's satellite business, the Company acquired a 20% equity interest in Mobile Satellite Ventures (Canada) Inc. (MSV Canada) and 33-1/3% equity interest in Mobile Satellite Ventures Holdings (Canada) Inc. (MSV Holdings). In February 2002, the Company established TerreStar Networks, Inc. (TerreStar), a wholly owned subsidiary, to develop business opportunities related to the planned receipt of certain licenses in the 2 GHz band (see Note
10).

The Company provides mobile satellite and communications services to individual and corporate customers in the United States and Canada via its own satellite and leased satellite capacity. The Company's operations are subject to significant risks and uncertainties including technological, competitive, financial, operational, and regulatory risks associated with the wireless communications business. Uncertainties also exist regarding the Company's ability to raise additional debt and equity financing and the ultimate profitability of the Company's proposed next-generation wireless system. The Company will require substantial additional capital resources to construct its next-generation wireless system.

The Company's current operating assumptions and projections, which reflect management's best estimate of future revenue and operating expenses, indicate that anticipated operating expenditures through 2005 can be met by cash flows from operations and available working capital; however, the Company's ability to meet its projections is subject to uncertainties, and there can be no assurance that the Company's current projections will be accurate. If the Company's cash requirements are more than projected, the Company may require additional financing. In addition, a wholly owned subsidiary of the Company entered into a satellite construction contract (see Note 10) during 2002 and assumed certain obligations under another system development contract in 2004 (see Note 3) that may require the Company to obtain additional funding to finance the required payments unless one or both of the contracts are either amended or terminated by the Company prior to certain payment due dates. The Company is not planning to terminate the contracts, and there can be no assurance that the Company will be able to enter into amendments that will defer payments in a manner consistent with the Company's next-generation business plans. The type, timing, and terms of financing, if required, selected by the Company will be dependent upon the Company's cash needs, the availability of financing sources, and the prevailing conditions in the financial markets. There can be no assurance that such financing will be available to the Company at any given time or available on favorable terms.

2.       Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts are eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the consolidated financial statements include management's judgments regarding the allowance for doubtful accounts, reserves for inventory, future cash flows expected from long-lived assets, and accrued expenses for probable losses. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include investments such as money market accounts with an original maturity of three months or less.

Restricted Cash

In connection with the purchase of the Motient satellite business, the Company retained a portion of the purchase price, which was restricted to pay Motient's rent obligation to the Company for the lease of office space in the Company's headquarters and to ensure the provision of certain services to the Company by Motient under a transition services agreement. During the year ended December 31, 2002, the agreement was amended, $1,104,708 was released to Motient, and $336,060 was released to MSV. During 2003, $530,742 was used to satisfy Motient's obligations under its sublease with the Company, and $50,708 was remitted to Motient for services provided to MSV. As of December 31, 2003 and 2004 the restricted cash balance for this purpose was $74,246 and $74,823 respectively.

In September 2004, the Company entered into an escrow agreement to provide for payments under TerreStar's satellite construction contract (see Note 10). As of December 31, 2004, the amount in escrow was $5.0 million. If TerreStar terminates the satellite construction contract, the escrow funds may be returned to the TerreStar, subject to the termination liability under the contract. The cash in escrow as of December 31, 2004 is reflected as restricted cash on the accompanying consolidated balance sheet.

Inventory

Inventories consist of finished goods that are communication devices and are stated at the lower of cost or market, average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes, and records a charge to current-period income when such factors indicate that a reduction in net realizable value is appropriate.

Property and Equipment

Property and equipment acquired in business combinations are recorded at their estimated fair value on the date of acquisition. Purchases of property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining lease term.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets including property and equipment and intangible assets other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. No impairment charges were recorded in the years ended December 31, 2002, 2003, or 2004. The Company's estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced significantly in the future. As a result, the carrying amount of long-lived assets may be reduced in the future.

Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, requires the use of a non-amortization approach to account for purchased goodwill. Under a non-amortization approach, goodwill is not amortized into results of operations, but instead is reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is determined to be more than its estimated fair value. The Company performs its annual impairment test on December 31 or when certain triggering events occur. No impairment charges were recorded in the years ended December 31, 2002, 2003, or 2004.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintained cash balances at financial institutions that exceeded federally insured limits as of December 31, 2004. The Company maintains its cash and cash equivalents at high-credit-quality institutions, and as a result, management believes that credit risk related to its cash is not significant.

The Company generally grants credit to customers on an unsecured basis. The Company performs ongoing evaluations of probability of collection of amounts owed to the Company. The Company records an allowance for doubtful accounts equal to the amount estimated to be potentially uncollectible.

The Company's significant customers, as measured by percentage of total revenues, were as follows:

                                       Year Ended December 31,
                           ------------------------------------------------
                               2002             2003              2004
                           -------------    --------------    -------------

Customer A                     13%               12%               *
Customer B                     13%                *                *
Customer C                      *                11%               *
Customer D                      *                13%              14%

The Company's significant customers, as measured by percentage of total accounts receivable, were as follows:

                                               December 31,
                                      -------------------------------
                                          2003             2004
                                      -------------    --------------

Customer C                                 *                12%
Customer D                                 *                12%
Customer E                                14%                *
Customer F                                12%               11%

     *  Customer did not represent more than 10% for the period presented.

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosures regarding the fair value of certain financial instruments. The carrying amount of the Company's cash and cash equivalents, restricted cash, accounts receivables, and accounts payable, accrued expenses approximates their fair value because of the short-term maturity of these instruments. The Company estimated the fair value of its notes payable using estimated market prices based upon the current interest rate environment and the remaining term to maturity. The Company believes the fair value of these liabilities approximates their carrying value.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans using the fair value method. The Company has chosen to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

The following illustrates the effect on net loss if the Company had applied the fair value method of SFAS No. 123:

                                                                              Year Ended December 31,
                                                                ----------------------------------------------------
                                                                     2002              2003               2004
                                                                ---------------    --------------    ---------------

Net loss, as reported                                            $(26,167,484)     $(28,000,470)      $(33,454,896)
Add stock-based employee compensation included in reported
  net loss                                                                  -                 -            495,153
Additional stock-based employee compensation expense
  determined under fair value method                                 (621,148)       (1,080,385)        (1,952,382)
                                                                ---------------    --------------    ---------------
Pro forma net loss                                               $(26,788,632)     $(29,080,855)      $(34,912,125)
                                                                ===============    ==============    ===============

In accordance with SFAS No. 123, the fair value of the options granted was estimated at the grant date using an option-pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 2.7% to 4.6%, no dividends, expected life of the options of five years, and no volatility.

Income Taxes

As a limited partnership, the Company is not subject to income tax directly. Rather, each unit holder is subject to income taxation based on the unit holder's portion of the Company's income or loss as defined in the limited partnership agreement.

Revenue Recognition

The Company generates revenue primarily through the sale of wireless airtime service and equipment. The Company recognizes revenue when the services are performed or delivery has occurred, evidence of an arrangement exists, the fee is fixed and determinable, and collectibility is probable. The Company receives activation fees related to initial registration for retail customers. Revenue from activation fees is deferred and recognized ratably over the customer's contractual service period, generally one year. The Company records equipment sales upon transfer of title and accordingly recognizes revenue upon shipment to the customer.

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives other than hedges reflected as current-period income (loss) unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity and then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs.

In the normal course of business, the Company is exposed to the impact of fluctuations in the exchange rate with the Canadian dollar. The Company limits this risk by following an established foreign currency financial management policy. This policy provides for the use of forward and option contracts, which limit the effects of exchange rate fluctuations of the Canadian dollar on financial results. The Company does not use derivatives for trading or speculative purposes.

As of December 31, 2003 and 2004, the Company hedged aggregate exposures of $2.8 million and $2.2 million, respectively, by entering into forward contracts and option contracts, respectively. In general, these contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception. All derivatives held by the Company satisfy the hedge criteria of SFAS No. 133, and therefore, the Company recorded unrealized gains on these contracts of $81,712 and $36,305 for the years ended December 31, 2003 and 2004, respectively, which are reflected as a component of accumulated other comprehensive income and an asset within prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Equity Method Investments

The Company accounts for its equity investments in MSV Canada and MSV Holdings pursuant to the equity method of accounting. The carrying value of these investments was $0 at each balance sheet date presented. Because the Company is obligated to provide working capital financial support to MSV Canada through a management agreement, the Company records losses related to such funding as equity in losses of MSV Canada in the accompanying consolidated statements of operations.

Foreign Currency and International Operations

The functional currency of one of the Company's subsidiaries is the Canadian dollar. The financial statements of this subsidiary are translated to U.S. dollars using period-end rates for assets and liabilities, which is included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. In addition, the Company realized foreign exchange transaction (losses) gains, which are a component of other income in the accompanying consolidated statements of operations. For the years ended December 31, 2002, 2003, and 2004, foreign exchange transaction (losses) gains were $(266,507), $444,753, and $40,858, respectively.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments and the change in market value of effective derivative instruments to be included in other comprehensive income.

Recent Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 (FIN), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, which requires the consolidation of an entity in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership or contractual or other financial interests in the entity. Generally, an entity is generally consolidated by an enterprise when the enterprise has a controlling financial interest in the entity through ownership of a majority voting interest in the entity. The Company is currently evaluating the impact of adoption of FIN 46, with respect to its investment and related obligations in MSV Canada. Adoption of this standard will be required for the first annual period beginning after December 15, 2004. MSV Canada's net
(loss) income for the years ended December 31, 2003 and 2004 were approximately $(696,000) and $1.4 million (unaudited), respectively.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company for the year ending December 31, 2006. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

3.       Intangible Assets and Goodwill

The Company's intangible assets and goodwill arose primarily as a result of the Company's 2001 acquisitions of the Motient and TMI satellite businesses. These transactions were accounted for using the purchase method of accounting. At the time of the acquisitions, the Company allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis based on their respective estimated fair values. During 2002, the Company revised its purchase price allocation based upon changes in estimates related primarily to certain liabilities assumed in the acquisition. In addition, under the terms of the agreement, the Company paid a total of $6.6 million through December 31, 2003, of which $2.2 million was paid in each of the years ended December 31, 2002 and 2003, in contingent consideration to Motient for the provision of services to a customer under a contract assumed by the Company. These payments were accounted for as contingent consideration and were included in the determination of the purchase price when paid to Motient. As of December 31, 2003, there were no contingent purchase payments remaining.

In July 2004, MSV purchased certain intangible assets including intellectual property and rights, or rights to acquire spectrum access and rights, or rights to acquire related assets from third parties. At the time of these transactions, MSV paid $2.0 million in cash, of which $1.5 million is included in other assets and $500,000 is included in intangible assets as of December 31, 2004 in the accompanying consolidated balance sheet. Future payments under these agreements total $2.0 million payable in two equal annual installments in January 2005 and 2006. As the payments are due only upon the achievement of certain milestones, the future obligations have not been accrued as of December 31, 2004.

In connection with these transactions, MSV also acquired rights related to a system development contract in exchange for MSV's assumption of certain payments through January 2005. As of December 31, 2004, payments on this contract totaled $1.1 million with additional payments of $50,000 committed through January 2005. MSV may continue payments on this contract at its sole discretion following these initial payments. Payments made through December 31, 2004 have been capitalized as system under construction in property and equipment in the accompanying consolidated balance sheet.

The Company's identifiable intangible assets for acquisitions consist of the following:

                                                    December 31,
                                          ---------------------------------
                                               2003              2004
                                          ---------------    --------------

Customer contracts                           $18,092,565        18,177,727
Next-generation intellectual property         82,350,000        82,850,000
                                          ---------------    --------------
                                             100,442,565       101,027,727
Accumulated amortization                     (19,769,360)      (29,321,408)
                                          ---------------    --------------
Intangible assets, net                       $80,673,205       $71,706,319
                                          ===============    ==============

Customer contracts are amortized over a period ranging from 4.5 to 5 years. Next-generation intellectual property is amortized over periods ranging from
4.5 to 15 years. During the years ended December 31, 2002, 2003, and 2004, the Company recorded approximately $9,401,000, $9,427,000, and $9,494,000, respectively, of amortization expense related to these intangible assets. The Company's next-generation intellectual property consists of a combination of licenses and contractual rights to various authorizations, various applications, certain technology, and certain other rights, which resulted primarily from the 2001 acquisitions.

Future amortization of intangible assets is as follows as of December 31, 2004:

                 2005                                      $9,571,931
                 2006                                       7,520,535
                 2007                                       5,601,111
                 2008                                       5,601,111
                 2009                                       5,490,000
                 Thereafter                                37,921,631
                                                      ----------------
                                                          $71,706,319
                                                      ================

The increase in goodwill from December 31, 2003 to December 31, 2004 is primarily a result of the fluctuation of the exchange rate between the U.S. dollar and Canadian dollar.

4.       Balance Sheet Detail

Property and Equipment

Property and equipment consisted of the following:

                                                    December 31,
                                          ---------------------------------
                                               2003              2004
                                          ---------------    --------------

Space and ground segments                    $39,771,813       $40,577,825
System under construction                        850,000         2,405,261
Office equipment and furniture                   836,961           927,112
Leasehold improvements                           300,000           434,832
                                          ---------------    --------------
                                              41,758,774        44,345,030
Accumulated depreciation                     (18,160,201)      (27,886,614)
                                          ---------------    --------------
Property and equipment, net                  $23,598,573       $16,458,416
                                          ===============    ==============


Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

                                                        December 31,
                                              ---------------------------------
                                                   2003              2004
                                              ---------------    --------------

Accounts payable                                  $1,006,375        $2,557,232
Accrued expenses                                   1,276,208         1,487,783
Accrued compensation and benefits                  1,680,210         2,230,936
Accrued interest                                     283,749           343,113
                                              ---------------    --------------
Total accounts payable and accrued expenses       $4,246,542        $6,619,064
                                              ===============    ==============


5.       Long-Term Debt

Notes Payable

In November 2001, the Company issued $55.0 million of Convertible Notes and $26.5 million of Non-Convertible Notes, (collectively, the Notes) to finance the acquisitions of the Motient and TMI satellite businesses. In August 2002, the Company issued an additional $3.0 million of Convertible Notes. The Notes were scheduled to mature on November 26, 2006 and bore interest at 10% per annum, compounded semiannually and payable at maturity.

The Convertible Notes were convertible, at any time, into a number of the Company's Class A Preferred Units (Preferred Units) determined by dividing the principal being converted by $6.45. The terms of the Convertible Notes were amended during 2003 to automatically convert into Preferred Units upon the Company's payment in full of the principal and accrued interest on the Non-Convertible Notes and the accrued interest on the Convertible Notes.

In August 2003, the Company repaid approximately $1.6 million of the principal, and all of the accrued interest of approximately $2.1 million, on one of the Non-Convertible Notes.

Long-term debt at December 31, 2003 consisted of the following:

                 Convertible Notes                            $58,000,000
                 Non-Convertible Notes                         24,924,667
                                                            --------------
                 Notes payable                                $82,924,667
                                                            ==============

In April 2004, the Company made payments totaling approximately $2.4 million for principal and $2.6 million for accrued interest, on the Non-Convertible Notes. In November 2004, $25.9 million of Non-Convertible Notes and accrued interest were exchanged for 878,115 Common Units of MSV. The principal balance of $22.6 million and accrued interest of $3.3 million were converted into 765,843 and 112,272 Common Units, respectively, and approximately $56,000 of accrued interest was paid in cash. Additionally, $58.0 million of Convertible Notes was converted to 8,997,073 Class A Preferred Units in accordance with their terms. At the date of the transaction, accrued interest on the Convertible Notes was approximately $19.2 million, of which $18.2 million was paid in cash and $1.0 million was exchanged for 36,045 Common Units (see Note
6). At the completion of this transaction, all outstanding principal and interest obligations on the Notes were extinguished.

Vendor Notes Payable

In February 2003, the Company entered into an agreement with a satellite communications provider that is a related party (the Vendor) for the construction and procurement of a ground station. The Vendor provided financing for this project totaling approximately $1.0 million at an interest rate of 9.5%.

Future payments on the Vendor note payable as of December 31, 2004 are as follows:

2005                                                        279,523
2006                                                        279,523
2007                                                        279,523
2008                                                        232,936
                                                      --------------
Total future payments                                     1,071,505
Less: interest                                             (169,945)
                                                      --------------
rincipal portion                                            901,560
Less: current portion                                      (205,846)
                                                      --------------
Long-term portion of vendor note payable                   $695,714
                                                      ==============

6.       Partners' Equity

Effective November 26, 2001, pursuant to the Limited Partnership Agreement of the Company, the partners' interests in the Company were either MSV Common Units or MSV Class A Preferred Units. The Company's general partner, Mobile Satellite Ventures GP Inc., a Delaware corporation, has no economic interest in the Company and is owned by the Company's limited partners in proportion to their fully diluted interests in the Company.

The Class A Preferred Units and Common Units had many of the same rights and privileges, except the Class A Preferred Units had preference over the Common Units in receiving proceeds resulting from a distribution of assets in certain circumstances. The general partner did not hold any units as of December 31, 2002, 2003, and 2004. As of December 31, 2002, 2003, and 2004, there were
14,642,732, 14,642,732, and 34,786,823 Common Units, respectively, held by limited partners. As of December 31, 2002 and 2003, there were 2,000,000 and 2,573,951 Class A Preferred Units, respectively, held by limited partners. In November 2004, the Company's limited partnership agreement was amended to eliminate the distinction between Preferred and Common Units, and all Preferred Units were converted to Common Units.

Effective November 26, 2001, profits and losses are allocated to the partners in proportion to their economic interests. Losses allocated to any partner for any fiscal year will not exceed the maximum amount of losses that may be allocated to such partner without causing such partner to have an adjusted capital account deficit at the end of such fiscal year. Any losses in excess of this limitation shall be specially allocated solely to the other partners. Thereafter, subsequent profits shall be allocated to reverse any such losses specially allocated pursuant to the preceding sentence. Except for certain capital proceeds and upon liquidation, the Company shall make distributions as determined by the Board of Directors to the partners in proportion to their respective percentage interests. Upon dissolution of the Company, a liquidating trustee shall be appointed by the Board, or under certain circumstances, the required investor majority, as defined, who shall immediately commence to wind up the Company's affairs. The proceeds of liquidation shall be distributed in the following order:

o First, to creditors of the Company, including partners, in the order provided by law

o        Thereafter, to the partners in the same order as other distributions

Issuance of Class A Preferred Units

In August 2003, the Company received $3.7 million in exchange for the issuance of 573,951 Class A Preferred Units at $6.45 per unit. The Company used these funds to repay approximately $1.6 million of the principal and approximately $2.1 million of accrued interest on one of the Non-Convertible Notes (see Note
5). In April 2004, the Company received $17.6 million in exchange for the issuance of 2,735,317 of Class A Preferred Units. The Company used a portion of the proceeds to repay approximately $2.4 million of the principal balance and approximately $2.6 million of accrued interest on Non-Convertible Notes (see
Note 5).

Issuance of Common Units

In November 2004, the Company received $145.0 million in proceeds from its existing investors in exchange for the issuance of 4,923,599 Common Units. Concurrently, $25.9 million of Non-Convertible Notes and accrued interest was exchanged for 878,115 Common Units. The principal balance of $22.6 million and accrued interest of $3.3 million were converted into 765,843 and 112,272 Common Units, respectively and approximately $56,000 was paid in cash. Additionally, $58.0 million of Convertible Notes was converted to 8,997,073 Class A Preferred Units in accordance with their terms. At the date of the transaction, accrued interest on the Convertible Notes was approximately $19.2 million, of which $18.2 million was paid in cash and $1.0 million was exchanged for 36,045 Common Units.

7.       Unit Option Plans

MSV Option Plan

In December 2001, the Company adopted a unit option incentive plan (Unit Option Incentive Plan). Under the Unit Option Incentive Plan, the Company reserved for issuance and may grant up to 5,000,000 options to acquire units to employees and directors upon approval by the Board of Directors. Options to acquire units generally vest over a 3-year period and have a 10-year life.

During 2004, the Company granted options at less than the estimated fair market value of the related units on the option's grant date. As a result, the Company recorded $4,680,375 in deferred compensation during the year ended December 31, 2004. The deferred compensation is being amortized over the options' vesting period. For the year ended December 31, 2004, the Company recognized compensation expense of $495,153.

The Company has promised to grant an additional 285,000 options during the year ended December 31, 2005 to certain executives of the Company, of which 200,000 will have an exercise price of the lower of $6.45 or the price at which the most recent financing transaction has occurred, and 85,000 will have an exercise price of $6.45.

At December 31, 2003 and 2004, 885,333 and 1,807,167 options, respectively, were exercisable. At December 31, 2003 and 2004, the weighted-average remaining contractual life for outstanding options was 7.9 years and 8.1 years, respectively. The weighted-average fair value of unit options granted during the years ended December 31, 2002, 2003, and 2004 was $0.80, $0.91, and $4.61
per unit, respectively. At December 31, 2004, the outstanding options had exercise prices ranging from $6.45 to $29.45.

The following summarizes activity in the Unit Incentive Option Plan:

                                                                     Weighted
                                                                      Average
                                                  Options to         Exercise
                                                Acquire Units         Prices
                                                ---------------    ------------

Options outstanding at December 31, 2001             1,297,500          $6.45
     Granted                                            91,000           6.45
                                                ---------------
Options outstanding at December 31, 2002             1,388,500           6.45
     Granted                                         1,648,500           6.45
     Canceled                                         (117,166)          6.45
                                                ---------------
Options outstanding at December 31, 2003             2,919,834           6.45
     Granted                                         1,491,250           6.94
     Canceled                                         (105,001)          6.45
                                                ---------------
Options outstanding at December 31, 2004             4,306,083          $6.58
                                                ===============



TerreStar Option Plan

In July 2002, the Board of Directors of TerreStar approved the 2002 TerreStar Stock Incentive Plan. The plan terms are similar to the Unit Option Incentive Plan. Options to acquire shares generally vest over a 3-year period, and the options to acquire units have a 10-year life. At December 31, 2003 and 2004, 568,304 and 1,157,664 options, respectively, were exercisable. At December 31, 2003 and 2004, the weighted-average remaining contractual life for outstanding options was 8.6 and 8.0 years, respectively. The weighted-average fair value of unit options granted during the years ended December 31, 2002, 2003, and 2004 was $0.10, $0.10, and $0.00 per unit, respectively.

As part of the TerreStar Rights transaction (see Note 10), the Board of Directors of TerreStar authorized a grant of additional options to employee option holders of record at December 20, 2004 of approximately 50% of the options outstanding on that date. These options are expected to be granted in 2005.

The following summarizes activity in the TerreStar Option Plan:

                                                                    Weighted
                                                                     Average
                                                    Options to      Exercise
                                                  Acquire Units      Prices
                                                  ---------------   ------------

Options outstanding at December 31, 2001                       -           $-
     Granted                                           1,781,596         0.70
                                                  ---------------
Options outstanding at December 31, 2002               1,781,596         0.70
     Granted                                             125,980         0.70
     Canceled                                            (36,517)        0.70
                                                  ---------------
Options outstanding at December 31, 2003               1,871,059         0.70
     Granted                                             533,817         0.66
     Canceled                                            (19,477)        0.70
     Exercised                                            (6,086)        0.70
                                                  ---------------
Options outstanding at December 31, 2004               2,379,313        $0.69
                                                  ===============

8.       Related Party Transactions

During the years ended December 31, 2002, 2003, and 2004, the Company incurred $1,441,673, $150,966, and $1,180 of administrative expenses related primarily to services provided by Motient. In addition, the Company provided facilities-related services to Motient of $133,729 during the year ended December 31, 2003.

The Company has an arrangement with MSV Canada, under which the Company provides management services to MSV Canada and purchases satellite capacity from MSV Canada. MSV Canada owns the satellite formerly owned by TMI. The Company earns revenues under the management agreement by providing certain services to MSV Canada such as allowing access to its intellectual property; providing voice- and data-switching capabilities; providing backup, restoral, and emergency spectrum and satellite capacity and providing accounting, customer service, and billing services. The Company recognizes the related management fee income in the month in which the services are provided.

The Company leases satellite capacity from MSV Canada pursuant to a lease agreement. The term of the lease extends for 25 years and may be terminated by the Company with one year's notice or by either party in certain circumstances. The amount of the lease payments is determined by the parties periodically based upon the amount of capacity usage by the Company and market rates. Payments due under the lease may be offset against amounts owed to the Company.

During the years ended December 31, 2002, 2003, and 2004, the Company incurred $117,000, $36,025, and $188,682, respectively, of consulting expenses for services provided by a company controlled by one of the Company's investors, which is included in legal, regulatory, and consulting expenses in the accompanying consolidated statements of operations.

The Company leases office space from an affiliate of TMI (see Note 9). The Company has also entered into an agreement with this company to obtain telemetry, tracking, and control services. The agreement ends April 30, 2006, with automatic extension for three successive additional renewal periods of one year each. The agreement may be terminated at any time, provided that the Company makes a payment equal to the lesser of 12 months of service or the remaining service fee. Under its services agreement, the Company paid $378,462, $360,819, and $428,867, during the years ended December 31, 2002, 2003, and 2004, respectively.

9.       Commitments and Contingencies

Leases

As of December 31, 2004, the Company has noncancelable operating leases, expiring through August 2008. Rental expense, net of sublease income, for the years ended December 31, 2002, 2003, and 2004, was approximately $1,800,000, $1,100,000, and $1,200,000, respectively.

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows for the years ended December 31:

                 2005                                         1,289,236
                 2006                                         1,282,417
                 2007                                         1,282,417
                 2008                                           936,757
                                                        ----------------
                                                             $4,790,827
                                                        ================

Office facility leases may provide for periodic escalations of rent, rent abatements during specified periods of the lease, and payment of pro rata portions of building operating expenses, as defined. The Company records rent expense for operating leases using the straight-line method over the term of the lease agreement.

Litigation and Claims

The Company is periodically a party to lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material adverse effect on the financial position or results of operations of the Company.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company recognizes a liability for these contingencies when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Regulatory Matters

During 2001, Motient applied to the FCC to transfer licenses and authorizations related to its L-Band mobile satellite service (MSS) system to MSV. Such transfer was approved in November 2001. In connection with this application, Motient sought FCC authority to launch and operate a next-generation MSS system that will include the deployment of satellites and terrestrial base stations operating in the same frequencies as an integrated network. In February 2003, the FCC adopted general rules based on the Company's proposal to develop an integrated satellite-terrestrial system, subject to the requirement that the Company file an additional application for a specific terrestrial component consistent with the broader guidelines issued in the February 2003 ruling. These broad guidelines govern issues such as aggregate system interference to other MSS operators, the level of integration between satellite and terrestrial service offerings, and specific requirements of the satellite component that the Company currently meets by virtue of its existing satellite system. While the Company's current satellite assets satisfy these requirements, the Company anticipates the future need to construct and deploy more powerful satellites.

The Company believes that the ruling allows for significant commercial opportunity related to the Company's next-generation system. Both proponents and opponents of the Ancillary Terrestrial Component (ATC), including the Company, asked the FCC to reconsider the rules adopted in the February 2003 order. Opponents of the ruling advocated changes that could adversely impact the Company's business plans. The Company also sought certain corrections and relaxations of technical standards that would further enhance the commercial viability of the next-generation system. Moreover, one terrestrial wireless carrier has filed an appeal of the FCC's decision with the United States Court of Appeals, which has been held in abeyance until the FCC rules on the reconsideration requests.

In November 2003, the Company applied for authority to operate ATC in conjunction with the current and next-generation satellites of MSV and MSV Canada. The FCC's International Bureau granted this authorization, in part, in November 2004 and deferred certain issues to the FCC's rulemaking proceeding, which, as noted above, is in its reconsideration phase. One opponent of the Company's application has asked the FCC to review the Company's ATC authorization.

The FCC adopted a decision on reconsideration in the rulemaking phase in February 2005, but the decision has not been released to the public. Based on public statements made by the FCC commissioners and staff, the Company believes that the FCC has granted some of the corrections and relaxations of technical standards the Company has advocated and has rejected the requests for changes advocated by opponents of the FCC's February 2003 ruling. The appeal by a terrestrial wireless carrier of the February 2003 ruling is still pending before the U.S. Court of Appeals.

There can be no assurance that, following the conclusion of the rulemaking and the other legal challenges, the Company will have authority to operate a commercially viable next-generation network.

10.      TerreStar Networks

In February 2002, the Company established TerreStar, a wholly owned subsidiary, to develop business opportunities related to the proposed receipt of certain licenses in the 2 GHz band.

Regulatory Matters

TMI holds the approval issued by Industry Canada for a 2 GHz space station authorization and related spectrum licenses for the provision of MSS in the 2 GHz band as well as an authorization from the FCC for the provision of MSS in the 2 GHz band (MSS authorization). These authorizations are subject to FCC and Industry Canada milestones relating to construction, launch, and operational date of the system. TMI plans to transfer the Canadian authorizations to an entity that is eligible to hold the Canadian authorizations and in which TerreStar and/or TMI will have an interest, subject to obtaining the necessary Canadian regulatory approvals. In order to satisfy the milestone requirements included within the authorizations, TerreStar and TMI entered into an agreement in which TerreStar agreed to enter into a non-contingent satellite procurement contract for the construction and delivery to TMI of a satellite that is consistent with the Canadian and FCC authorizations. Further, TMI agreed that at TerreStar's election, TMI will transfer the 2 GHz assets to the entities described above, subject to any necessary Canadian and U.S. regulatory approvals. In December 2002, TMI and TerreStar jointly applied to the FCC for authority to transfer TMI's MSS authorization to TerreStar.

In August 2002, Industry Canada advised the Company that this arrangement met the requirement that TMI demonstrate that it is bound to a contractual agreement for the construction of the proposed satellite. However, certain wireless carriers had urged the FCC to cancel TMI's MSS authorization. A similar group also filed a petition in January 2003 asking the FCC to dismiss the application to transfer TMI's MSS authorization to TerreStar. In February 2003, the FCC's International Bureau adopted an order canceling TMI's MSS authorization due to an alleged failure to enter into a non-contingent satellite construction contract before the specified first milestone date and dismissing the application for TMI to transfer its MSS authorization to TerreStar. Also in February 2003, the FCC adopted an order allowing MSS carriers, including those in the 2 GHz band, to provide ATC. A number of parties, principally wireless carriers, have challenged the validity of that order (see Note 9).

In June 2004, upon review of the International Bureau's decision, the FCC agreed to waive aspects of the first milestone requirement applicable to TMI's MSS authorization and, therefore, also reinstated that authorization, along with the application to transfer TMI's MSS authorization to TerreStar. The FCC also modified the milestone schedule applicable to TMI's MSS authorization. TMI recently certified to the FCC its compliance with the second milestone under its MSS authorization. In March 2005, TMI will be required to certify compliance with the third milestone under its MSS authorization. The FCC is currently reviewing that certification for compliance with the requirements of TMI's MSS authorization. The application to transfer TMI's MSS authorization to TerreStar is still pending before the FCC.

In September 2004, the FCC issued an order allowing PCS operation in the 1995-2000 MHz band, which may be adjacent to the 2 GHz frequencies ultimately assigned to TMI. TerreStar has commented in the proceedings to establish service rules for the 1995-2000 MHz band. There can be no assurance that the FCC will not adopt service rules that will create interference to MSS operators in the 2 GHz band, including TerreStar.

Joint Venture Option

During 2002, TerreStar acquired an option to establish a joint venture with a third party to develop certain opportunities in the 2 GHz band. The FCC licensed the third party to construct, launch, and operate a communications system consisting of two geostationary satellites in the 2 GHz band, a communications network, and user terminals. Consideration for the option consisted of nonrefundable payments made by TerreStar of $1.0 million during 2002 and $500,000 during 2003. In January 2003, TerreStar exercised its option to form the joint venture. Under the terms of the memorandum of agreement, TerreStar contributed an additional $500,000 to the joint venture upon signing of the joint venture agreements. However, as a result of the February 2003 FCC order canceling TMI's 2 GHz license described above, in July 2003 TerreStar and the third party mutually agreed to terminate the option agreement and the joint venture and any remaining obligations or liabilities related to these agreements. As a result, TerreStar wrote off its $2.0 million investment in the joint venture during the year ended December 31, 2003.

Satellite Construction Contract

During 2002 and in connection with its contractual obligations to TMI, TerreStar entered into a contract to purchase a satellite system, including certain ground infrastructure for use with the 2 GHz band. TerreStar continues to make payments according to a milestone payment plan. TerreStar made payments of $500,000 and $350,000 during the years ended December 31, 2002 and 2003, respectively. Following the reinstatement of the TMI license in July 2004, the contract was amended resulting in a reduced milestone payment plan. TerreStar made payments of $400,000 during the year ended December 31, 2004 related to this contract. Such payments have been capitalized as system under construction in property and equipment in the accompanying consolidated balance sheets. The satellite manufacturer may also be entitled to certain incentive payments based upon the performance of the satellite once in operation. If TerreStar terminates the contract, the manufacturer shall be entitled to payment of a termination liability as prescribed in the contract. Beginning in 2005, the termination liability will be equal to amounts that would have otherwise been due on milestones scheduled within 30 days following notice of termination by TerreStar. The satellite represents one component of a communications system that would include ground-switching infrastructure, launch costs, and insurance. Total cost of this system could exceed $500 million. In order to finance future payments, TerreStar will be required to obtain additional debt or equity financing, or may enter into various joint ventures to share the cost of development. There can be no assurance that such financing or joint venture opportunities will be available to TerreStar or available on terms acceptable to TerreStar.

TerreStar Rights Transaction

On December 20, 2004, the Company issued rights (the Rights) to receive an aggregate of 23,265,428 shares of common stock of TerreStar representing all of the shares of TerreStar common stock (the TerreStar Stock), owned by the Company, to the limited partners of the Company, pro rata in accordance with each limited partner's percentage ownership in the Company. The Rights will be exchanged into shares of TerreStar Stock automatically on May 20, 2005. The Rights will be accounted for as a distribution on the date of the exchange. In addition, in connection with this transaction, TerreStar issued warrants (the Warrants) to purchase an aggregate of 666,972 shares of TerreStar Stock to one of the Company's limited partners. The Warrants have an exercise price of $0.21491 per share and may be exercised until the second anniversary of the date of their issuance. The Company recognized as minority interest the fair value of the Warrants using an option-pricing model with the following assumptions: risk-free interest rate of 2.5%, expected life of the warrant of two years, and volatility of 141%.

Concurrent with these transactions, the Board of Directors of TerreStar authorized a grant of additional options to employee option holders of record at December 20, 2004 of approximately 50% of the options outstanding on that date, which are expected to be granted in 2005.

11.      Subsequent Events

In January 2005, the Company purchased certain intangible assets including intellectual property and rights, rights to acquire spectrum access and rights, or rights to acquire related assets from third parties for $3.0 million. The terms of the agreement allow the parties to renegotiate the form of payment to exchange up to $2.0 million of the cash consideration for equity interests in the Company.

On January 10, 2005 the FCC's International Bureau authorized MSV to launch and operate an L-Band MSS system. The International Bureau requires all new grants for systems to be supported by a performance bond. In accordance with this requirement, the Company secured a five-year, $3.0 million bond. The bond was fully collateralized by a $3.0 million letter of credit secured by cash on deposit.


                                             SKYTERRA COMMUNICATIONS, INC.
                                    Schedule II - Valuation and Qualifying Accounts


                                                                    Additions      Additions
                                                    Balance at     Charged to     Charged to
                                                   Beginning of     Costs and        Other                           Balance at
            Deductions - Descriptions                  Year         Expenses       Accounts        Deductions       End of Year
            -------------------------                  ----         --------       --------        ----------       -----------

Reserves and allowances deducted asset accounts:

Allowances for uncollectible accounts receivable

Year ended December 31, 2002                            $649,961              -           -         $(649,961)                -
Year ended December 31, 2003                                   -        $43,672           -                 -           $43,672
Year ended December 31, 2004                             $43,672        $38,093           -           $(3,915)          $77,850

Allowances for uncollectible notes receivable

Year ended December 31, 2002                         $26,956,853     $1,160,774           -       $(7,956,853)      $20,160,774
Year ended December 31, 2003                         $20,160,774     $1,855,292           -                 -       $22,016,066
Year ended December 31, 2004                         $22,016,066              -           -      $(22,016,066)(1)             -


(1) Relates to adjustment to reserve for note receivable from Motient Corporation as a result of repayment of amounts owed thereunder.

sss

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SKYTERRA COMMUNICATIONS, INC.

Date: March 31, 2005               By:   /s/ JEFFREY A. LEDDY
                                      ------------------------------------------
                                   Name:   Jeffrey A. Leddy
                                   Title:  Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      SIGNATURE                                    TITLE                              DATE
      ---------                                    -----                              ----

 /s/ JEFFREY A. LEDDY             Chief Executive Officer and President          March 31, 2005
---------------------------         (Principal Executive Officer and
   Jeffrey A. Leddy                  Principal Financial Officer)


/s/ CRAIG J. KAUFMANN             Controller and Treasurer (Principal            March 31, 2005
---------------------------           Accounting Officer)
  Craig J. Kaufmann


/s/ ANDREW D. AFRICK              Director                                       March 31, 2005
---------------------------
   Andrew D. Africk


/s/ MICHAEL S. GROSS              Director                                       March 31, 2005
---------------------------
   Michael S. Gross


/s/ JEFFREY M. KILLEEN            Director                                       March 31, 2005
---------------------------
  Jeffrey M. Killeen


 /s/ MARC. ROWAN                  Director                                       March 31, 2005
---------------------------
    Marc J. Rowan


 /s/ WILLIAM F. STASIOR           Director                                       March 31, 2005
---------------------------
  William F. Stasior
