Form 10-Q
period 2005-03-31
SKYTERRA COMMUNICATIONS INC
filed 2005-05-16
CIK 756502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


     /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the period ended March 31, 2005, or


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

As of May 13, 2005, 8,714,809 shares of the registrant's voting common stock and 8,990,212 shares of the registrant's non-voting common stock were outstanding.

                         SKYTERRA COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                           March 31,         December 31,
                                                                                             2005                2004
                                                                                        ----------------    ----------------
                                        Assets
Current assets:
   Cash and cash equivalents                                                                    $58,015             $34,759
   Short-term investments                                                                        32,424              59,748
                                                                                        ----------------    ----------------
     Total cash, cash equivalents and short-term investments                                     90,439              94,507
   Accounts receivable, net                                                                          53                  29
   Prepaid expenses                                                                                 349                 452
   Deferred transaction costs                                                                     7,244               4,989
   Other current assets                                                                             266                 399
                                                                                        ----------------    ----------------
     Total current assets                                                                        98,351             100,376

Property and equipment, net                                                                         526                 605
Investment in Mobile Satellite Ventures LP                                                       46,375              50,098
Investments in affiliates                                                                         2,280               3,361
Other assets                                                                                        126                 130
                                                                                        ----------------    ----------------
       Total assets                                                                            $147,658            $154,570
                                                                                        ================    ================

                          Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                              $1,992              $2,210
   Accrued liabilities                                                                            9,665               8,281
   Deferred revenue                                                                                   -                  21
                                                                                        ----------------    ----------------
     Total current liabilities                                                                   11,657              10,512
                                                                                        ----------------    ----------------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized
  discount of $31,490 and $32,589, respectively                                                  89,805              88,706
                                                                                        ----------------    ----------------
Minority interest                                                                                 9,229               9,974
                                                                                        ----------------    ----------------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     1,199,007 shares as Series A Convertible Preferred Stock at March 31,
     2005 and December 31, 2004                                                                       -                   -
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and outstanding 8,414,809 shares at March 31, 2005 and 8,384,809 shares at
     December 31, 2004                                                                               84                  84
   Non-voting common stock, $.01 par value.  Authorized 100,000,000 shares;
     issued and outstanding 8,990,212 shares at each of March 31, 2005 and
     December 31, 2004                                                                               90                  90
   Additional paid-in capital                                                                   585,345             584,798
   Accumulated other comprehensive income (loss)                                                     14                  (3)
   Accumulated deficit                                                                         (548,566)           (539,591)
                                                                                        ----------------    ----------------
       Total stockholders' equity                                                                36,967              45,378
                                                                                        ----------------    ----------------
       Total liabilities and stockholders' equity                                              $147,658            $154,570
                                                                                        ================    ================


     See accompanying notes to condensed consolidated financial statements.


                         SKYTERRA COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                 Three Months Ended March 31,
                                                                                 ------------------------------
                                                                                     2005             2004
                                                                                 -------------    -------------
Revenues                                                                                 $197             $817
Costs of revenues                                                                         199              748
                                                                                 -------------    -------------
  Gross margin                                                                             (2)              69
Expenses:
   Selling, general and administrative                                                  2,574            1,764
   Depreciation and amortization                                                           55               15
                                                                                 -------------    -------------
     Total expenses                                                                     2,629            1,779
                                                                                 -------------    -------------
Loss from operations                                                                   (2,631)          (1,710)
Interest income, net                                                                      541            2,161
Equity in loss of Mobile Satellite Ventures LP                                         (3,723)               -
Loss on investments in affiliates                                                      (1,456)            (151)
Other income, net                                                                          41               36
Minority interest                                                                         746             (300)
                                                                                 -------------    -------------
Net (loss) income                                                                      (6,482)              36
Cumulative dividends and accretion of convertible preferred stock to
  liquidation value                                                                    (2,493)          (2,461)
                                                                                 -------------    -------------
Net loss attributable to common stockholders                                          $(8,975)         $(2,425)
                                                                                 =============    =============
Basic and diluted loss per share                                                       $(0.52)          $(0.16)
                                                                                 =============    =============
Basic weighted average common shares outstanding                                   17,401,685       15,063,807
                                                                                 =============    =============


     See accompanying notes to condensed consolidated financial statements.

                         SKYTERRA COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                      Three Months Ended March 31,
                                                                                     -------------------------------
                                                                                         2005              2004
                                                                                     -------------     -------------
Cash flows from operating activities:
   Net (loss) income                                                                     $(6,482)              $36
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                            55                15
     Equity in loss of Mobile Satellite Ventures LP                                        3,723                 -
     Loss on investments in affiliates                                                     1,456               151
     Minority interest                                                                      (746)              300
     Gain on sale of property and equipment                                                  (49)                -
     Non-cash compensation expense                                                           699               263
     Non-cash charge for issuance of warrants by consolidated subsidiary                      53                 -
     Changes in assets and liabilities:
       Accounts receivable, net                                                              (24)              (68)
       Prepaid expenses, deferred transaction costs and other assets                      (2,019)           (2,451)
       Accounts payable, accrued and other liabilities                                       885              (324)
       Deferred revenue                                                                      (21)              (86)
                                                                                     -------------     -------------
           Net cash used in operating activities                                          (2,470)           (2,164)
                                                                                     -------------     -------------
Cash flows from investing activities:
   Sales of short-term investments                                                        39,404             5,150
   Purchases of short-term investments                                                   (12,080)           (6,581)
   Cash paid for investments in affiliates                                                  (375)             (334)
   Sales of property and equipment                                                            74                 -
   Purchases of property and equipment                                                        (9)               (3)
                                                                                     -------------     -------------
           Net cash provided by (used in) investing activities                            27,014            (1,768)
                                                                                     -------------     -------------
Cash flows from financing activities:
   Payment of dividend on preferred stock                                                 (1,394)                -
   Proceeds from issuance of common stock in connection with the exercise
     of options                                                                               77                 6
                                                                                     -------------     -------------
           Net cash (used in) provided by financing activities                            (1,317)                6
Effect of exchange rate changes on cash and cash equivalents                                  29                 -
                                                                                     -------------     -------------
Net increase (decrease) in cash and cash equivalents                                      23,256            (3,926)
Cash and cash equivalents, beginning of period                                            34,759             6,897
                                                                                     -------------     -------------
Cash and cash equivalents, end of period                                                 $58,015            $2,971
                                                                                     =============     =============


     See accompanying notes to condensed consolidated financial statements.

                         SKYTERRA COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1)  Description of the Business

     SkyTerra Communications, Inc. (the "Company") operates its business through a group of complementary companies in the telecommunications industry. These companies include: (i) the Mobile Satellite Venture, L.P. joint venture ("MSV Joint Venture"), a joint venture which provides mobile digital voice and data communications services via satellite; (ii) Electronic System Products, Inc. ("ESP"), a product development and engineering services firm and (iii) AfriHUB, LLC ("AfriHUB"), an early stage company that provides a limited amount of satellite based Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities while it actively pursues opportunities to provide technical training in the Nigerian market. Further, in April 2005, the Company completed its acquisition of 50% of the equity interests of Hughes Network Systems, LLC ("HNS"), a leading provider of broadband satellite networks and services to the enterprise market and satellite Internet access to the North American consumer market. Following the acquisition, the Company serves as the managing member of HNS.

     The Company is headquartered in New York, New York.

 (2) Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2004 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year's presentation.

(3)  Interest in the MSV Joint Venture

     The Company's 80% owned MSV Investors, LLC subsidiary (the "MSV Investors Subsidiary") owns approximately 23% of the limited partnership interests (on an undiluted basis) of the MSV Joint Venture, a joint venture that also includes TMI Communications, Inc. ("TMI"), Motient Corporation ("Motient") and certain other investors (the "Other MSV Investors"). The Company accounts for its interest in the MSV Joint Venture under the equity method and, accordingly, records its proportionate share of the net income (loss) of the MSV Joint Venture, subject to certain adjustments. These adjustments relate primarily to the amortization of the excess of the Company's carrying amount over its proportionate share of the MSV Joint Venture's net assets on the date of conversion. This excess is being amortized over the remaining useful life of certain MSV Joint Venture long-lived assets on a straight line basis. As of March 31, 2005, the Company's book investment exceeded its proportionate share of the MSV Joint Venture's net assets by approximately $1.5 million.

     The following table presents summarized consolidated financial information for the MSV Joint Venture for the periods indicated:


                                                                                 March 31, 2005     December 31, 2004
                                                                                 ---------------    ------------------
                                                                                            (in thousands)
Consolidated balance sheet information:
     Current assets                                                                    $129,476              $139,978
     Noncurrent assets                                                                  102,246               106,245
     Current liabilities                                                                 11,899                11,772
     Noncurrent liabilities                                                              22,570                21,386
     Minority interest                                                                      237                   101
     Partners' equity                                                                   197,016               212,964

                                                                                  Three Months
                                                                                     Ended
                                                                                 March 31, 2005
                                                                                 ---------------
                                                                                 (in thousands)
Consolidated statement of operations:
     Revenues                                                                            $7,190
     Loss from operations                                                               (17,565)
     Net loss                                                                           (16,186)

     The MSV Investors Subsidiary and the other partners of the MSV Joint Venture have agreed that the acquisition or disposition by the MSV Joint Venture of its assets, certain acquisitions or dispositions of a limited partner's interest in the MSV Joint Venture, subsequent investment into the MSV Joint Venture by any person, and any merger or other business combination of the MSV Joint Venture, are subject to the control restrictions contained in the Amended and Restated Limited Partnership Agreement, the Amended and Restated Stockholders Agreement and the Voting Agreement. The control restrictions include, but are not limited to, rights of first refusal, tag along rights and drag along rights. Many of these actions, among others, cannot occur without the consent of the majority of the ownership interests of the MSV Joint Venture. In addition, pursuant to the Voting Agreement, the MSV Investors Subsidiary and two of the three other joint venture partner groups have agreed that three of the four joint venture partner groups must consent to certain transactions involving the MSV Joint Venture or the partners or none of the parties to the Voting Agreement will support such actions, including permitting any partner to acquire control of the MSV Joint Venture.

     In December 2004, the MSV Joint Venture issued rights (the "TerreStar Rights") to receive all of the shares of common stock of TerreStar Networks Inc. ("TerreStar"), then a wholly-owned subsidiary of the MSV Joint Venture, to the limited partners of the MSV Joint Venture, pro rata in accordance with each limited partner's percentage ownership. TerreStar was formed by the MSV Joint Venture to develop business opportunities related to the proposed receipt of certain licenses in the 2 GHz band. The TerreStar Rights were to automatically be exchanged for shares of TerreStar common stock on May 20, 2005. In connection with the distribution of the TerreStar Rights, TerreStar issued warrants to purchase shares of its common stock representing 3% of the outstanding equity for an exercised price of $0.21 per share to certain of the Other MSV Investors. These warrants were exercised in March 2005. On May 11, 2005, TerreStar raised $200.0 million in cash by selling common stock to Motient at a purchase price of $24.42 per share (the "TerreStar Private Placement"), raising Motient's ownership of TerreStar to approximately 61% on an undiluted basis. In connection with the TerreStar Private Placement, the TerreStar Rights were exchanged for shares of TerreStar common stock. Following these transactions, the Company's MSV Investors Subsidiary owns 5,303,315 shares of TerreStar common stock, or approximately 17% of TerreStar on an undiluted basis, and will account for its interest in TerreStar under the cost method.

     In connection with the TerreStar Private Placement, the minority shareholders of TerreStar, including the Company's MSV Investors Subsidiary, TMI and the Other MSV Investors, entered into certain agreements with TerreStar and Motient providing the MSV Investors Subsidiary (and the other minority shareholders) with certain protections, including tag along rights, pre-emptive rights and representation on the TerreStar Board of Directors. In addition, the TerreStar shares held by the minority shareholders, including the MSV Investors Subsidiary, under certain conditions, may be subject to drag along rights of Motient. In connection with the TerreStar Private Placement, the MSV Joint Venture licensed TerreStar certain intellectual property and agreed to provide TerreStar with certain services. Also, in connection with the transaction, Motient agreed, subject to satisfaction of certain conditions, to waive certain rights in order to facilitate a transaction in which the one of the minority shareholders in TerreStar acquires all of the interests in the MSV Joint Venture held by the other minority shareholders in TerreStar, resulting in control of the MSV Joint Venture being held by such party. The minority shareholders have not agreed to such a transaction or committed to consummate such a transaction. There can be no assurance that any such discussions will take place among the minority shareholders or otherwise result in a definitive binding agreement.

(4)  Business Transactions

     (a)  Interest in Hughes Network Systems

     In April 2005, the Company completed its acquisition of 50% of the equity interests of HNS from Hughes Network Systems, Inc. ("HNSI"), a wholly owned subsidiary of The DIRECTV Group, Inc. ("DIRECTV"), for $50.0 million in cash and 300,000 shares of the Company's common stock. The acquisition occurred pursuant to an agreement among the Company, DIRECTV, HNSI and HNS, dated December 3, 2004, as amended. Immediately prior to the acquisition, HNSI contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and carrier businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development, to HNS, which at the time was a wholly-owned subsidiary of HNSI. In consideration for the contribution of assets by HNSI, HNS paid HNSI $190.7 million of cash. This payment represents the $201.0 million stated in the agreement less an estimated purchase price adjustment of $10.3 million, which is subject to further adjustment depending principally upon the closing value of HNS' working capital (as defined in the agreement). Concurrently, HNS incurred $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. The Company and HNSI have each granted a security interest in their respective equity interest in HNS to secure the obligations of HNS under the term indebtedness. Following the acquisition, the Company serves as the managing member of HNS. The Company will account for its interest in HNS under the equity method in accordance with Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"), as HNS is a variable interest entity as defined in FIN 46R and the Company is not the primary beneficiary as defined in FIN 46R.

     As of March 31, 2005 and December 31, 2004, the Company had incurred approximately $7.2 million and $5.0 million, respectively, of transaction costs, including legal, accounting and other costs directly related to the transaction. These costs are included in deferred transaction costs on the accompanying condensed consolidated balance sheets. At closing of the acquisition, HNS paid $6.6 million of these costs directly and reimbursed the Company for the remaining $0.6 million.

     (b) Interest in Navigauge

     As of March 31, 2005, the Company owned approximately 39% of the outstanding equity interests of Navigauge, Inc. ("Navigauge") on an undiluted basis. Navigauge is a privately held media and marketing research firm that collects data on in-car radio usage and driving habits of consumers and intends to market the aggregate data to radio broadcasters, advertisers and advertising agencies in the United States. From January 2005 through March 2005, the Company purchased additional short-term promissory notes from Navigauge with an aggregate principal amount of approximately $0.4 million. As of March 31, 2005, the Company holds short-term promissory notes from Navigauge with an aggregate principal amount of approximately $0.9 million and, following the impairment discussed below, no carrying amount on the accompanying condensed consolidated balance sheets.

     Although Navigauge is a variable interest entity as defined in FIN 46R, the Company is not the primary beneficiary as defined in FIN 46R. Accordingly, prior to the impairment discussed below, this investment was included in investments in affiliates on the accompanying condensed consolidated balance sheets and was being accounted for under the equity method with the Company's share of Navigauge's loss being recorded in loss on investments in affiliates on the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2005 and 2004, the Company's share of Navigauge's loss was $0.3 million and $0.2 million, respectively.

     As Navigauge has been unsuccessful in raising the capital necessary to expand its service beyond the Atlanta market and in light of its prospects, as of March 31, 2005, the Company recognized a loss of $1.2 million relating to the impairment of the aggregate remaining carrying amount of its equity interest in Navigauge and the short-term promissory notes. This loss is included in loss on investments in affiliates on the accompanying condensed consolidated statements of operations.

     (c) Interest in Miraxis

     As of March 31, 2005, the Company owned approximately 40% of the ownership interests of Miraxis on an undiluted basis. Miraxis is a development stage company that has access to a Ka-band license so long as it implements its business plan to provide satellite based multi-channel, broadband data and video services in North America. The Company's President and Chief Executive Officer holds an approximate 1% interest in Miraxis. As Miraxis is a variable interest entity as defined in FIN 46R and the Company is the primary beneficiary as defined in FIN 46R, the operating results and financial position of Miraxis have been included in the condensed consolidated financial statements.

 (5) Stock Option Plans

     The Company accounts for its stock option plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), as clarified by FASB Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation," and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

     APB Opinion No. 25 does not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally results in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of the Company's common stock and vesting schedules of underlying awards. As a result of the re-pricing of certain stock options, for the three months ended March 31, 2005 and 2004, the Company recognized compensation expense of approximately $0.4 million and $0.3 million, respectively.

     The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards:


                                                                               Three Months Ended March 31,
                                                                              --------------------------------
                                                                                   2005              2004
                                                                              ---------------    -------------
Net (loss) income, as reported                                                      $(6,482)             $36
Add:  Stock-based compensation expense, as reported                                     699              263
Deduct:  Total stock-based compensation expense determined under fair value
   based method for all awards                                                         (494)             (65)
                                                                              ---------------    -------------
Pro forma net (loss) income                                                         $(6,277)            $234
                                                                              ===============    =============
Basic and diluted net loss attributable to common stockholders per share:
   As reported                                                                       $(0.52)          $(0.16)
   Pro forma                                                                         $(0.50)          $(0.15)

     For the three months ended March 31, 2005, the Company issued options to purchase 80,000 shares of common stock at a weighted average fair value of $17.77 using the Black-Scholes option pricing model. For the three months ended March 31, 2004, the Company issued options to purchase 145,000 shares of common stock at a weighted average fair value of $1.77 using the Black-Scholes option pricing model.

(6)    Segment Information

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

     The following table presents certain financial information on the Company's reportable segments as of or for the three months ended March 31, 2005. Since our 23% share of the results MSV Joint Venture's operations is already included in the Parent and Other column, the MSV Joint Venture Elimination column removes the results of the MSV Joint Venture shown in the MSV Joint Venture column.


                                                                                                  Eliminate
                                      MSV Joint                                    Parent         MSV Joint
                                       Venture          ESP          AfriHUB       and Other       Venture       Consolidated
                                     ------------    -----------    -----------    -----------    -----------    -------------
                                                                          (in thousands)
Revenues                                  $7,190           $135            $62             $-       $(7,190)           $197
Operating expenses                       (24,755)          (256)          (537)        (2,035)       24,755          (2,828)
                                     ------------    -----------    -----------    -----------    -----------    -------------
Loss from operations                     (17,565)          (121)          (475)        (2,035)       17,565          (2,631)
Interest income (expense), net               635            (15)           (14)           570          (635)            541
Equity in loss of Mobile Satellite
  Ventures LP                                  -              -              -         (3,723)            -          (3,723)
Loss on investments in affiliates              -              -              -         (1,456)            -          (1,456)
Other income (expense), net                  738             52            (26)            15          (738)             41
Minority interest                              6              -              -            746            (6)            746
                                     ------------    -----------    -----------    -----------    -----------    -------------
Net (loss) income                       $(16,186)          $(84)         $(515)       $(5,883)      $16,186         $(6,482)
                                     ============    ===========    ===========    ===========    ===========    =============
Total assets                            $231,722           $124           $631       $146,903     $(231,722)       $147,658
                                     ============    ===========    ===========    ===========    ===========    =============

     The following table presents certain financial information on the Company's reportable segments as of or for the three months ended March 31, 2004:


                                                           ESP         Parent         Consolidated
                                                                       and Other
                                                        -----------    -----------    -------------
                                                                      (in thousands)
Revenues                                                     $817             $-             $817
Operating expenses                                         (1,076)        (1,451)          (2,527)
                                                        -----------    -----------    -------------
Loss from operations                                         (259)        (1,451)          (1,710)
Interest (expense) income, net                                (17)         2,178            2,161
Loss on investments in affiliates                             (75)           (76)            (151)
Other income, net                                              19             17               36
Minority interest                                               -           (300)            (300)
                                                        -----------    -----------    -------------
Net (loss) income                                           $(332)          $368              $36
                                                        ===========    ===========    =============
Total assets                                                 $582        $97,712          $98,294
                                                        ===========    ===========    =============

     As of March 31, 2005 and December 31, 2004, all of the Company's long-lived assets were located in the United States, excluding $0.5 million located in Nigeria.

(7)  Discontinued Operations

     From 1998 through the third quarter of 2001, the Company's principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket, Inc. subsidiary ("LiveMarket"), was made at the end of the third quarter of 2001. As of March 31, 2005, cash of approximately $14,000 (excluding the $0.3 million of cash collateralizing a letter of credit) was the remaining asset of Rare Medium, Inc. and LiveMarket. The liabilities of these subsidiaries totaled approximately $2.3 million, consisting of accounts payable and accrued expenses. Included in the total liabilities of these subsidiaries is $1.0 million related to a lease obligation which is guaranteed by the Company. The total maximum potential liability of this guarantee is approximately $3.7 million, subject to certain defenses by the Company. Rare Medium, Inc. holds $0.3 million of cash in a certificate of deposit which is maintained as collateral for a letter of credit supporting the lease obligation. For the three months ended March 31, 2005 and 2004, the Company did not recognized any gains or losses as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than or greater than their recorded amounts.

 (8) Related Party Transactions

     During the three months ended March 31, 2005 and 2004, ESP recognized revenues totaling approximately $11,000 and $0.4 million, respectively, for certain services provided to Navigauge and the MSV Joint Venture.

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

     On September 14, 2004 and again on November 1, 2004, the Company notified the plaintiffs that, upon a final adjudication of the matter, it intended to seek sanctions pursuant to Rule 11 of the Federal Rules of Civil Procedure, based upon what were believed to be numerous falsehoods contained in the plaintiffs' complaint and various other filings in the case, including the Plaintiffs' Opposition. In response, on November 12, 2004, the plaintiffs withdrew certain of the assertions contained in Plaintiffs' Opposition. The Company then filed the motion for sanctions (the "Sanctions Motion") against the plaintiffs seeking attorney's fees and expenses incurred in connection with the action. The plaintiffs opposed the sanctions motion on December 17, 2004 and the Company replied. On January 13, 2005, the case was dismissed by the Court with prejudice, subject to reinstatement by either party within 30 days of the order, in light of an agreement in principle to resolve the matter. On February 11, 2005, the parties executed a settlement agreement pursuant to which all parties denied liability relating to all matters, including but not limited to the original complaint and the Sanctions Motion, exchanged mutual releases, and the Company agreed to transfer to the plaintiffs an indirect nominal interest in a former subsidiary of the Company. The Company did not recognize a charge in connection with this settlement as the interest in the former subsidiary had no carrying value on the accompanying condensed consolidated balance sheets.

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

(10)   Subsequent Events

     On April 22, 2005, the Company completed its acquisition of 50% of the equity interests of HNS from HNSI, a wholly owned subsidiary of DIRECTV, for $50.0 million in cash and 300,000 shares of the Company's common stock. The acquisition occurred pursuant to an agreement among the Company, DIRECTV, HNSI and HNS, dated December 3, 2004, as amended. Immediately prior to the acquisition, HNSI contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and carrier businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development, to HNS, which at the time was a wholly-owned subsidiary of HNSI. In consideration for the contribution of assets by HNSI, HNS paid HNSI $190.7 million of cash. This payment represents the $201.0 million stated in the agreement less an estimated purchase price adjustment of $10.3 million, which is subject to further adjustment depending principally upon the closing value of HNS' working capital (as defined in the agreement). Concurrently, HNS incurred $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. The Company and HNSI have each granted a security interest in their respective equity interest in HNS to secure the obligations of HNS under the term indebtedness. Following the acquisition, the Company serves as the managing member of HNS. The Company will account for its interest in HNS under the equity method in accordance with FIN 46R, as HNS is a variable interest entity as defined in FIN 46R and the Company is not the primary beneficiary, as defined in FIN 46R.

     On May 11, 2005, TerreStar raised $200.0 million in cash by selling common stock to Motient at a purchase price of $24.42 per share (the "TerreStar Private Placement"), raising Motient's ownership of TerreStar to approximately 61% on an undiluted basis (see Note 3). In connection with the TerreStar Private Placement, the TerreStar Rights were exchanged for shares of TerreStar common stock. Following these transactions, the Company's MSV Investors Subsidiary owns 5,303,315 shares of TerreStar common stock, or approximately 17% of TerreStar on an undiluted basis, and will account for its interest in TerreStar under the cost method.

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

Overview

     We operate our business through a group of complementary companies in the telecommunications industry, including the MSV Joint Venture, ESP and AfriHUB. Consistent with this approach, in April 2005, we acquired a 50% interest in HNS, a leading provider of broadband satellite networks and services to the enterprise market and satellite Internet access to the North American consumer market. Furthermore, we are currently engaged in a number of other separate and unrelated preliminary discussions concerning possible joint ventures and other transactions. We are in the early stages of such discussions and have not entered into any definitive agreements with respect to any material transaction, other than what has been described in this Form 10-Q. Prior to consummating any transaction, we will have to, among other things, initiate and satisfactorily complete a due diligence investigation, negotiate the financial and other terms (including price) and conditions of such transaction, obtain appropriate board of directors', regulatory and other necessary consents and approvals and secure financing, to the extent deemed necessary.

     In November 2004, the FCC granted the MSV Joint Venture's application to operate an ancillary terrestrial component ("ATC") in the L-Band, subject to certain conditions. This authorization was the first license for ATC operation granted by the FCC, allowing the MSV Joint Venture to offer an ATC with its commercial service. In February 2005, the FCC issued an order (the "February 2005 Order") which set forth new rules for the deployment and operation of an ATC and provided the MSV Joint Venture with substantial additional flexibility in its system implementation. Furthermore, the February 2005 Order allows the MSV Joint Venture to significantly lower the cost of deploying an ATC and increases the capacity of the MSS/ATC hybrid system. This additional flexibility provided by the FCC's decision is expected to allow the MSV Joint Venture to offer users affordable and reliable voice and high-speed data communications service from virtually anywhere on the North American continent.

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

     During 2004, our consolidated revenues were primarily derived from fees generated from services performed by ESP. During the fourth quarter of 2004, ESP experienced a significant decline in demand for its services, including from its existing customers. As a result, in January 2005, ESP reduced its workforce from 21 employees to four employees to compensate for the reduced cash inflows. ESP is still performing services for a limited number of clients, including the MSV Joint Venture and Navigauge; however, it is no longer seeking new client engagements and is instead focusing on exploiting its intellectual property portfolio.

     In April 2004, we acquired a controlling interest in AfriHUB. AfriHUB's plan was to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. While establishing centers which provide these services on two university campuses during the fourth quarter of 2004, AfriHUB experienced significant unanticipated delays and costs in opening these facilities, as well as greater price sensitivity within the university communities. As a result, AfriHUB has suspended its planned roll out of service to additional campuses and is actively pursuing other opportunities to provide technical training in the Nigerian market.

     Since October 2004, Navigauge has been attempting to raise capital to expand its data measurement capabilities beyond the Atlanta market. Other than an aggregate of $1.0 million of short-term promissory notes purchased by us from October 2004 through April 2005 and an aggregate of $1.0 million of short-term promissory notes purchased by other existing investors during the same time period, Navigauge has been unsuccessful in raising such capital. Accordingly, in light of its prospects, Navigauge's board of directors is evaluating whether to cease the operations of the company. Accordingly, as of March 31, 2005, we recognized a loss of $1.2 million relating to the impairment of the aggregate remaining carrying amount of our equity interest in Navigauge and the short-term promissory notes. This loss is included in loss on investments in affiliates on the condensed consolidated statements of operations.

     To execute its business plan, Miraxis needed to raise significant amounts of capital in order to launch several satellites. Other than an aggregate of $0.1 million of promissory notes purchased by us from January 2004 through March 2005, Miraxis has been unsuccessful in raising capital. Accordingly, Miraxis' board of directors is expected to dissolve the company in the near future. The dissolution of Miraxis would not have a material impact on our financial position or results of operations.

     Following our April 2005 acquisition of a 50% interest in HNS, we will account for our interest in HNS under the equity method in accordance with FIN 46R, as HNS is a variable interest entity as defined in FIN 46R and we are not the primary beneficiary as defined in FIN 46R.

Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

   Revenues

     Revenues are derived primarily from fees generated from (i) contracts for product development, consulting and engineering services performed by ESP, including reimbursable travel and other out-of pocket expenses, (ii) licensing the right to use certain intellectual property owned by ESP and (iii) the sale of prepaid cards for Internet access and calling services by AfriHUB. Revenues from services performed by ESP are recognized using the percentage-of-completion method for fixed price contracts and as time is incurred for time and materials contracts, provided the collection of the resulting receivable is reasonably assured. Revenues from licensing the right to use intellectual property are recognized as the licensee manufactures products incorporating or using the licensed intellectual property. Licensees typically pay a nonrefundable license issuance fee which is recognized as revenue upon receipt. Revenues from the sale of prepaid cards for Internet access and calling services are recognized as the customer utilizes the card or when the card expires.

     Revenues for the three months ended March 31, 2005 decreased to $0.2 million from $0.8 million for the three months ended March 31, 2004, a decrease of $0.6 million. This decrease was due to a significant decline in demand for ESP's services in the fourth quarter of 2004, partially offset by revenues from license fees generated by ESP's intellectual property portfolio and services provided by AfriHUB at centers opened on two university campuses in Nigeria during the fourth quarter of 2004. As ESP is no longer seeking new client engagements and continues to focus on exploiting its intellectual property portfolio and AfriHUB has suspended its planned roll out of service to additional campuses, we expect revenues in the remaining quarters of 2005 to remain relatively unchanged.

   Cost of Revenues

     Cost of revenues includes the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues also includes the costs incurred by AfriHUB to provide Internet access and calling services. Cost of revenues for the three months ended March 31, 2005 decreased to $0.2 million from $0.7 million for the three months ended March 31, 2004, a decrease of $0.5 million. This decrease was due to the reduction in ESP's workforce in January 2005, partially offset by costs incurred by AfriHUB following the opening of two centers at two university campuses in Nigeria during the fourth quarter of 2004. As these costs relate to our current operations, we expect cost of revenues to remain relatively unchanged in future period as ESP has substantially completed the reduction in its workforce and AfriHUB has suspended its planned roll out of service to additional campuses.

   Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the three months ended March 31, 2005 increased to $2.6 million from $1.8 million for the three months ended March 31, 2004, an increase of $0.8 million. This increase relates primarily to the recognition of non-cash expense in the three months ended March 31, 2005 for the following items:

     o approximately $0.4 million of compensation expense related to the 2002 and 2001 repricing of certain options;
     o approximately $0.3 million of compensation expense related to an option to purchase our common stock issued to a consultant in June 2004; and
     o approximately $0.1 million of compensation expense related to warrants contingently issuable to certain employees of AfriHUB if certain operating and financial milestones are achieved.

For the three months ended March 31, 2004, we recognized $0.3 million of non-cash expense relating to the option repricing.

     Other factors contributing to the increase include the approximately $0.4 million of expenses incurred by AfriHUB in the three months ended March 31, 2005 (excluding the non-cash expense related to the contingently issuable warrants described above), partially offset by a $0.2 million decrease in expenses incurred by ESP in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As these costs relate to our current operations, we expect our selling, general and administrative expense, excluding fluctuations arising from the non-cash items noted above, to decrease in future periods as ESP has significantly reduced the size of its operations and AfriHUB has suspended the planned roll out of its service to additional university campuses.

   Depreciation and Amortization Expense

     Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of the financing costs associated with the issuance of our Series A convertible preferred stock. Depreciation and amortization expense for the three months ended March 31, 2005 increased to approximately $55,000 from approximately $15,000 for the three months ended March 31, 2004, an increase of approximately $40,000. This increase is primarily the result of the capital expenditures made by AfriHUB to build the network infrastructure necessary for it to launch its service. Given the reduction in ESP's workforce and the suspension of AfriHUB's planned roll out to additional university campuses, we anticipate that our capital expenditures with respect to these two entities will remain nominal in future periods.

   Interest Income, Net

     Interest income, net for the three months ended March 31, 2005 is comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments. Interest income, net for the three months ended March 31, 2004 is comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments and on our notes receivable from the MSV Joint Venture, Verestar and Motient. Interest income, net for the three months ended March 31, 2005 decreased to $0.5 million from $2.2 million for the three months ended March 31, 2004, a decrease of $1.7 million. This decrease relates primarily to the conversion of our notes receivable from the MSV Joint Venture in November 2004 and the collection of all amounts due under the notes receivable from Motient and Verestar in 2004.

   Equity in Loss of Mobile Satellite Ventures LP

     In November 2004, our notes receivable from the MSV Joint Venture, held through our 80% owned MSV Investors Subsidiary, converted into approximately 23% of the outstanding limited partnership interests in the MSV Joint Venture. Following the conversion, we account for our interest in the MSV Joint Venture under the equity method and record expense relating to our proportionate share of the MSV Joint Venture's net loss. For the three months ended March 31, 2005, we recorded expense of approximately $3.7 million. We do not expect the MSV Joint Venture to be profitable in the near future.

   Loss on Investment in Affiliates

     For the three months ended March 31, 2005, we recorded a loss on investments in affiliates of approximately $1.5 million consisting of $1.2 million relating to the impairment of the aggregate remaining carrying value of our equity interest in Navigauge and short-term promissory notes purchased from Navigauge and $0.3 million relating to our proportionate share of Navigauge's net loss. For the three months ended March 31, 2004, recorded a loss on investments in affiliates of approximately $0.2 million relating to our proportionate share of Navigauge's net loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

   Minority Interest

     For the three months ended March 31, 2005, we recorded minority interest of approximately $0.7 million relating to the equity in loss, primarily the equity in loss of the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary. For the three months ended March 31, 2004, we recorded minority interest of approximately $0.3 million relating to the equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who invested in our MSV Investors Subsidiary.

   Net Loss Attributable to Common Stockholders

     For the three months ended March 31, 2005, we recorded net loss attributable to common stockholders of approximately $9.0 million. For the three months ended March 31, 2004, we recorded a net loss attributable to common stockholders of approximately $2.4 million. Included in net loss attributable to common stockholders for each of the three months ended March 31, 2005 and 2004 was $2.5 million of dividends and accretion related to our Series A convertible preferred stock. Dividends were accrued related to amounts payable quarterly on our Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

     We had approximately $90.4 million in cash, cash equivalents and short-term investments as of March 31, 2005. Cash used in operating activities was approximately $2.5 million for the three months ended March 31, 2005 and resulted primarily from cash used for general corporate overhead including payroll and professional fees.

     For the three months ended March 31, 2005, cash used in investing activities, excluding purchases and sales of short-term investments, was $0.3 million and resulted primarily from the $0.4 million used to purchase investments in Navigauge. Other than the $50.0 million of cash consideration payable in connection with the HNS transaction, we do not have any future funding commitments with respect to any of our investments. However, we expect that the MSV Joint Venture, AfriHUB, Miraxis and Navigauge will require additional funding from time to time, and we may choose to provide additional funding, subject to our liquidity and capital resources at the time.

   Hughes Network System Transaction

     On April 22, 2005, we completed the acquisition of 50% of the equity interests of HNS for $50.0 million in cash and 300,000 shares of the Company's common stock. Immediately prior to the acquisition, HNSI, a wholly-owned subsidiary of DIRECTV, contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and carrier businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development, to HNS, which at the time was a wholly-owned subsidiary of HNSI. In consideration for the contribution of assets by HNSI, HNS paid HNSI $190.7 million of cash. This payment represents the $201.0 million stated in the agreement less an estimated purchase price adjustment of $10.3 million, which is subject to further adjustment depending principally upon the closing value of HNS' working capital (as defined in the agreement). Concurrently, HNS incurred $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. We and HNSI have each granted a security interest in our respective equity interest in HNS to secure the obligations of HNS under the term indebtedness. Following the acquisition, we serve as the managing member of HNS. We will account for our interest in HNS under the equity method in accordance with FIN 46R, as we will not be the primary beneficiary, as defined in FIN 46R, of HNS.

   Series A Convertible Preferred Stock Dividend

     In accordance with the terms of our preferred stock, the holders are entitled to receive quarterly cash dividends commencing on July 1, 2004. The quarterly payment of approximately $1.4 million, for the three months ended December 31, 2004, was declared and paid on January 13, 2005. The quarterly payment of approximately $1.4 million, for the three months ended March 31, 2005, was declared on April 18, 2005 and paid on April 22, 2005. The aggregate annual dividend payment will be approximately $5.6 million through the mandatory redemption on June 30, 2012 or such earlier time as the terms of the preferred stock are renegotiated.

Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), a revision of SFAS No. 123. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim period in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. As we currently account for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS No. 123R will have an impact on our results of operations. However, the extent of the impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net (loss) income and loss per share in Note 5 to our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   Interest Rate Risk

     As of March 31, 2005, we had $90.4 million of cash, cash equivalents and short-term cash investments. These cash, cash equivalents and short-term cash investments are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

   Foreign Currency Risk

     Through March 31, 2005, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative value of non-U.S. currencies to the U.S. dollars. Financial statements of AfriHUB's Nigerian operations are prepared using the Nigerian Naira as the functional currency. As we do not use derivative financial instruments to limit our exposure to fluctuations in the exchange rate with the Naira, we may experience gains or losses in future periods. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of Naira denominated assets and liabilities would be an estimated loss of $0.1 million as of March 31, 2005.

Item 4.  Controls and Procedures

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

   Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     On September 14, 2004 and again on November 1, 2004, we notified the plaintiffs that, upon a final adjudication of the matter, we intended to seek sanctions pursuant to Rule 11 of the Federal Rules of Civil Procedure, based upon what were believed to be numerous falsehoods contained in the plaintiffs' complaint and various other filings in the case, including the Plaintiffs' Opposition. In response, on November 12, 2004, the plaintiffs withdrew certain of the assertions contained in Plaintiffs' Opposition. We then filed a motion for sanctions (the "Sanctions Motion") against the plaintiffs seeking attorney's fees and expenses incurred in connection with the action. The plaintiffs opposed the sanctions motion on December 17, 2004, and we replied. On January 13, 2005, the case was dismissed by the Court with prejudice, subject to reinstatement by either party within 30 days of the order, in light of an agreement in principle to resolve the matter. On February 11, 2005, the parties executed a settlement agreement pursuant to which all parties denied liability relating to all matters, including but not limited to the original complaint and the Sanctions Motion, exchanged mutual releases, and we agreed to transfer to the plaintiffs an indirect nominal interest in a former subsidiary of ours. We did not recognize a charge in connection with this settlement as the interest in the former subsidiary had no carrying value on our condensed consolidated balance sheets.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits

     The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

     Exhibit
      Number                     Description
     -------                     -----------

       10.1    -  Stockholders Agreement, dated as of May 11, 2005, by and among TerreStar Networks, Inc., MSV Investors, LLC, et al.
       10.2    -  Parent Transfer/Drag Along Agreement, dated as of May 11,
                  2005, by and among TerreStar Networks, Inc., the Company, et al.
       10.3    -  Conditional Waiver and Consent Agreement, dated as of May
                  11, 2005, by and among the Company, Motient Corporation, et al.
       31.1    -  Certification of Jeffrey A. Leddy, Chief Executive Officer
                  and President of SkyTerra Communications, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.
       31.2    -  Certification of Craig J. Kaufmann, Controller and Treasurer
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


Date:  May 16, 2005                   By: /s/ JEFFREY A. LEDDY
                                          -----------------------------
                                          Jeffrey A. Leddy
                                          Chief Executive Officer and President
                                          (Principal Executive Officer and
                                          Principal Financial Officer)

Date:  May 16, 2005                   By: /s/ CRAIG J. KAUFMANN
                                          ------------------------------
                                          Craig J. Kaufmann
                                          Controller and Treasurer
                                          (Principal Accounting Officer)

                                                                   Exhibit 10.1


                            TERRESTAR NETWORKS INC.

                            STOCKHOLDERS' AGREEMENT

         STOCKHOLDERS' AGREEMENT (this "Agreement"), dated as of May 11, 2005, by and among TerreStar Networks Inc., a Delaware corporation (the "Company"), and the stockholders of the Company listed on Schedule I hereto.

                                    RECITALS

         WHEREAS, the Company and Motient Ventures Holding Inc. ("Motient Sub") have entered into a purchase agreement (the "Purchase Agreement"), pursuant to which Motient Sub will purchase shares of common stock, par value $0.001 per share, of the Company (the "Shares");

         WHEREAS, immediately prior to consummation of the transactions contemplated by the Purchase Agreement, those certain Rights to Receive Shares of Common Stock of the Company, dated as of December 20, 2004, as amended (collectively, the "Rights"), held by the limited partners (or affiliates of such limited partners) of Mobile Satellite Ventures LP, a Delaware limited partnership ("MSV LP"), were exchanged for all of the 23,265,428 Shares then owned by MSV LP, pursuant to the terms and subject to the conditions set forth in the Rights;

         WHEREAS, certain of the parties hereto are parties to that certain Securityholders' Agreement, dated as of December 20, 2004 (as amended, the "Securityholders' Agreement");

         WHEREAS, in connection with the transactions contemplated by the Purchase Agreement, the Securityholders' Agreement was terminated by the parties thereto;

         WHEREAS, pursuant to the Company's 2002 Stock Incentive Plan (the "Option Plan"), the Company has granted, or is obligated to grant, options to its employees, directors and certain employees of MSV LP (the "Option Holders") to purchase an aggregate of 3,861,673 Shares (the "Options"); and

         WHEREAS, the Company and the other parties hereto desire to enter into this Agreement in order to provide, among other things, for certain mutual restrictions relating to the transfer of the Shares and other rights and responsibilities as set forth herein.

         NOW, THEREFORE, in consideration of the agreements contained herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

         Section 1. Definitions. The terms defined in this Section 1 shall, for the purposes of this Agreement, have the meanings herein specified.

         "Affiliate" means with respect to a specified Person, any Person that directly or indirectly controls, is controlled by, or is under common control with, the specified Person. As used in this definition, the term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through ownership of voting securities, by contract or otherwise.

         "Agreement" has the meaning set forth in the introduction.

         "Business Day" means a day of the year on which banks are not required or authorized to close in New York City.

         "Columbia/Spectrum Investor Group" means collectively, the Stockholders set forth under the "Columbia/Spectrum Investor Group" heading in
Schedule I hereto and any Person to whom any member of the Columbia/Spectrum Investor Group Transfers (as hereinafter defined) Shares pursuant to Section 8.2(b); provided, that the Spectrum Entities shall no longer be included in the Columbia/Spectrum Investor Group upon the first date on which any of the Spectrum Entities ceases to own at least the number of Shares owned by such Spectrum Entity as of the date of this Agreement (as adjusted for stock splits, reverse stock splits, stock dividends, combinations, recapitalizations and similar events).

         "Company" has the meaning set forth in the introduction.

         "Consent and Waiver" means that certain Conditional Waiver and Consent Agreement, dated as of the date hereof, by and among Motient, Motient Sub and the other signatories thereto.

         "Control Party" means (i) an Affiliate that has direct or indirect majority voting control of a Stockholder, or (ii) an Affiliate that has a majority of its voting interests held, directly or indirectly, by a Stockholder or by Persons that have direct or indirect voting control of a Stockholder.

         "Exchange Act" means the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, as amended.

         "Excluded Securities" means (A) any equity securities in the Company
(i) issued in connection with the acquisition of the business of another entity, whether by the purchase of equity securities, assets or otherwise, provided, that such equity securities are issued at a price no less than fair market value as reasonably determined by the board of directors of the Company,
(ii) issued as part of an Initial Public Offering or other registered underwritten public offering of the Company's securities, (iii) issued under the Option Plan or any other equity compensation plan approved by the board of directors of Company, (iv) issued to financial institutions, financial syndicates, lessors, vendors or other third parties in connection with bona fide commercial credit arrangements, equipment financings, or similar transactions for primarily other than equity financing purposes, and (v) issued pursuant to the Purchase Agreement, and (B) any debt securities of the Company
(i) issued in connection with the acquisition of the business of another entity, whether by the purchase of equity securities, assets or otherwise, (ii) issued as part of a registered underwritten public offering of the Company's securities, and (iii) issued to lessors, vendors, financial institutions or other third parties in connection with bona fide equipment financings or similar transactions in which the proceeds of the borrowings are not intended to be used by the Company for general corporate purposes or working capital, including without limitation Purchase Money Indebtedness.

         "Expiration Date" means the date that is the earlier of (i) the first date on which no Stockholder constitutes a Minority Stockholder or (ii) 60 months after the date of this Agreement; provided, that such date shall be extended with respect to any Stockholder that is still a Minority Stockholder as of such date if and for so long as such Stockholder continues to be a Minority Stockholder and such Minority Stockholder's Proportionate Share (as hereinafter defined) in the Company is at least 90% of such Minority Stockholder's Proportionate Share in the Company as of the date of this Agreement; and provided, further, that any issued and outstanding securities of the Company that are Excluded Securities will not be included in the determination of such Minority Stockholder's Proportionate Share. For the avoidance of doubt, following the Second Transaction the Proportionate Share in the Company of the Roll-Up Entity will be compared to the aggregate Proportionate Share in the Company of MSV Investors, TMI Sub and any other Stockholder that transfers Shares to the Roll-Up Entity in connection with the Second Transaction, as of the date of this Agreement.

         "Family Member" means, with respect to any Person (i) the spouse, parents, children, siblings, mother and father-in-law, sons and daughters-in-law and brothers and sisters-in-law of such Person or of any of the beneficial owners of such Person, (ii) any trust whose beneficiaries consist of only one or more of such Person and such persons or (iii) any partnership or other entity whose owners are one or more of such Person and such persons.

         "GP Shares" means shares of common stock, par value $0.01 per share, of MSV GP.

         "Initial Public Offering" means the closing of a firm commitment underwritten public offering of equity securities in the Company or its successor with aggregate net proceeds to the Company and any selling stockholders of greater than $75 million; provided, that following such offering, the Shares are listed on a United States national securities exchange or the Nasdaq Stock Market.

         "Intervening Entity" means, as applied to any Stockholder at any time, any Person the value of which at such time consists principally of its direct or indirect ownership of equity securities in, or obligations of, the Company. Without limiting the foregoing, the parties stipulate that, as of the date hereof, (i) TMI and TMI's general partner are Intervening Entities with respect to TMI Sub, (ii) Motient Ventures Holding Inc. and MVH Holding Inc. are Intervening Entities with respect to Motient Sub, and (iii) MSV Investor Holdings, Inc. is an Intervening Entity with respect to MSV Investors.

         "Limited Holder" means, collectively, (i) Dean Ventures VII, LLC, (ii) Fabian Souza and (iii) any owners of Shares who acquire or have acquired such Shares pursuant to the exercise of an Option or similar security granted under the Option Plan or any other employee stock option plan, stock bonus plan, stock purchase plan or other equity compensation program approved by the Board of Directors of the Company; provided, that a Stockholder who acquires Shares pursuant to clause (iii) and is also either an Affiliate of Motient Sub, MSV Investors, TMI Sub, the Columbia/Spectrum Investor Group or Dr. Rajendra Singh, will not constitute a Limited Holder.

         "Limited Investor" has the meaning set forth in that certain Amended and Restated Stockholders' Agreement, dated as of November 12, 2004, as amended, by and among MSV GP and the stockholders of MSV GP named therein.

         "Minority Stockholder" means, prior to the consummation of the Second Transaction, each of MSV Investors, TMI Sub and the Columbia/Spectrum Investor Group, and, following the consummation of the Second Transaction, the Roll-Up Entity; provided, however, that (i) each such Stockholder shall no longer constitute a Minority Stockholder upon the first date on which such Stockholder ceases to own at least the number of Shares owned by such Stockholder as of the date of this Agreement (as adjusted for stock splits, reverse stock splits, stock dividends, combinations, recapitalizations and similar events) (except that, for the avoidance of doubt, the Columbia/Spectrum Investor Group shall not cease to constitute a Minority Stockholder solely as a result of a transaction that causes the Spectrum Entities to cease to be included in the Columbia/Spectrum Investor Group as contemplated by the proviso to the definition of "Columbia/Spectrum Investor Group"), and (ii) the Roll-Up Entity shall no longer be a Minority Stockholder on the first date on which the Roll-Up Entity ceases to own at least the number of Shares it owns as of the date of the consummation of the Second Transaction; and provided, further, that if any Minority Stockholder exercises its right to participate in a Transfer (as hereinafter defined) as a Tag Along Participant (as hereinafter defined) pursuant to Section 8.2(a) and Motient Sub (or an Affiliate thereof) participates in or initiates such Transfer, then such Stockholder still shall constitute a Minority Stockholder following such Transfer if and to the extent that the Percentage Reduction of such Stockholder is no greater than the Percentage Reduction of Motient Sub (or an Affiliate thereof).

         "Motient" means Motient Corporation.

         "Motient Change of Control" means the following: (i) any Person or group of Persons (within the meaning of Section 13(d) and 14(d) of the Exchange
Act) and their Affiliates have acquired, directly or indirectly, beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of securities of Motient representing more than 50% of (a) the voting power or (b) the issued and outstanding equity securities of Motient; or (ii) any Person or group of Persons (within the meaning of Section 13(d) and 14(d) of the Exchange
Act) and their Affiliates has become entitled to designate or appoint a majority of the directors on the board of directors of Motient.

         "Motient Sub" has the meaning set forth in the recitals.

         "Motient Transaction Agreements" means the documents set forth on
Schedule II attached hereto.

         "MSV GP" means Mobile Satellite Ventures GP Inc.

         "MSV LP" has the meaning set forth in the recitals.

         "MSV Investors" means MSV Investors, LLC and any Person to whom MSV Investors Transfers Shares pursuant to Section 8.2(b).

         "Option Holder" has the meaning set forth in the recitals.

         "Option Holder Representative" means the Company, in its capacity as the representative of the Option Holders under this Agreement.

         "Option Plan" has the meaning set forth in the recitals.

         "Options" has the meaning set forth in the recitals.

         "Percentage Reduction" means, with respect to a Transfer by a Stockholder, a fraction, the numerator of which is the difference between the Stockholder's Proportionate Share immediately prior to the Transfer and the Stockholder's Proportionate Share immediately following the Transfer, and the denominator is such Stockholder's Proportionate Share immediately prior to the Transfer.

         "Person" means any individual, corporation, association, partnership (general or limited), joint venture, trust, estate, limited liability company, or other legal entity or organization.

         "Pledge Agreement" means that certain Pledge and Guarantee Agreement, dated as of November 26, 2001, by and among TMI Sub and the other parties thereto, as amended, supplemented or revised from time to time.

         "Purchase Agreement" has the meaning set forth in the recitals.

         "Purchase Money Indebtedness" means any debt incurred or assumed by the Company to finance the cost (including the cost of construction) of an item of real or personal property or the improvement to such property, the aggregate principal amount of which debt does not exceed the sum of (i) 100% of such cost and (ii) reasonable fees and expenses of the Company incurred in connection therewith.

         "Qualified Sale" means, with respect to a particular corporation (a) the merger or consolidation of a corporation into or with another corporation in which the stockholders of the corporation and the Affiliates of such stockholders immediately preceding such merger or consolidation (solely by virtue of their shares or other securities of the corporation) shall own less than 50% of the outstanding voting securities of the surviving corporation; (b) the sale, Transfer or lease (but not including a Transfer or lease by pledge or mortgage to a bona fide lender for so long as such lender has no right to accelerate the maturity of the indebtedness to which such pledge or mortgage relates), whether in a single transaction or pursuant to a series of related transactions or plan, of all or substantially all the assets of the corporation, which assets shall include for these purposes 50% or more of the outstanding voting capital stock of any subsidiaries of the corporation, the assets of which constitute all or substantially all the assets of the corporation and its subsidiaries taken as a whole; (c) the sale, Transfer or lease (but not including a Transfer or lease by pledge or mortgage to a bona fide lender for so long as such lender has no right to accelerate the maturity of the indebtedness to which such pledge or mortgage relates), whether in a single transaction or pursuant to a series of related transactions, of all or substantially all the assets of any subsidiaries of the corporation, the assets of which constitute all or substantially all of the assets of the corporation and its subsidiaries taken as a whole; (d) the liquidation, dissolution or winding up the corporation or of such of the corporation's subsidiaries, as applicable, the assets of which constitute all or substantially all of the assets of the business of the corporation and its subsidiaries taken as a whole, whether voluntarily or involuntarily; or (e) any merger, consolidation or other business combination of the Company into or with another corporation
(i) that is not otherwise a Qualified Sale, (ii) in which the Company is not the surviving corporation and (iii) as a result of which, the Minority Stockholders no longer have the minority protections set forth in this Agreement.

         "Rights" has the meaning set forth in the recitals.

         "Roll-Up Entity" means a single entity or group of related entities that, upon the consummation of the Second Transaction, directly or indirectly owns or controls any Shares, units of limited partnership interest in MSV LP, GP Shares or outstanding employee options granted under an employee option plan of MSV LP, pursuant to the Second Transaction, and any person to whom the Roll-Up Entity Transfers Shares pursuant to Section 8.2(b)(ii) or Section 8.2(b)(iii); provided, that in the event the Roll-Up Entity controls, but does not itself own, or does not own directly, all of the Shares owned by MSV Investors, TMI Sub and any other Stockholder that Transfers direct or indirect ownership or control of its Shares to such entity (or their respective Affiliates), the term "Roll-Up Entity" shall also include all other entities which directly own such Shares and as to which the Roll-Up Entity has control and/or indirect ownership. In the event that the Roll-Up Entity includes more than one entity, such Roll-Up Entity shall deliver a written instrument to the Company, signed by each entity that comprises the Roll-Up Entity, stating the method by which the Roll-Up Entity will exercise the minority rights set forth in this Agreement. Such methodology shall be selected by the entities comprising the Roll-Up Entity in their discretion, but the methodology indicated in such written instrument shall be binding on the Roll-Up Entity unless and until a subsequent written instrument is delivered to the Company, signed by each entity comprising the Roll-Up Entity, changing such methodology.

         "Second Transaction" means a transaction or series of transactions involving the consolidation of control, directly or indirectly (by transfer of ownership or through contract), of the Shares, the units of limited partnership interest in MSV LP, and the GP Shares, owned by MSV Investors and TMI Sub (or their respective Affiliates), and which also may involve the consolidation of control (by transfer of ownership or through contract) of units of limited partnership interest in MSV LP, GP Shares, Shares and/or outstanding employee options granted under an employee option plan of MSV LP owned or held by any member of the Columbia/Spectrum Investor Group (and/or the Spectrum Entities if such entities cease to be members of the Columbia/Spectrum Investor Group), the Limited Holders, the TSTR Group and/or the Limited Investors (or their respective Affiliates), into the Roll-Up Entity; provided, that immediately prior to the consummation of such transaction or series of transactions, either MSV Investors or TMI Sub constitutes a Minority Stockholder; and provided, further, that should any such consolidation of control occur other than by way of a transfer of direct or indirect ownership (and all rights associated therewith) in the Shares, or the units of limited partnership interest in MSV LP and the GP Shares, the transaction or series of transactions giving rise to such consolidation of control shall be deemed to fall within this definition of "Second Transaction" only if any and all rights and obligations of the Roll-Up Entity and any Minority Stockholder are allocated among the Roll-Up Entity and such Minority Stockholder.

         "Securityholders' Agreement" has the meaning set forth in the recitals.

         "Shares" has the meaning set forth in the recitals.

         "SkyTerra" means SkyTerra Communications, Inc.

         "Spectrum Entities" means Spectrum Equity Investors IV, L.P., Spectrum IV Investment Managers Fund, L.P., and Spectrum Equity Investors Parallel IV, L.P. and any Person to whom any of the Spectrum Entities Transfers Shares pursuant to Section 8.2(b).

         "Stockholders" means each holder of Shares listed on Schedule I hereof and, subject to Section 8.3 of this Agreement, any Person acquiring all or a part of a Stockholder's Shares after the date hereof.

         "TMI" means TMI Communications and Company, Limited Partnership.

         "TMI Sub" means TMI Communications Delaware, Limited Partnership and any Person to whom TMI Sub Transfers Shares pursuant to Section 8.2(b).

         "Transaction Documents" means (i) this Agreement; (ii) that certain Cooperation Agreement, dated as of the date hereof, by and among MSV LP and the Company; (iii) the Consent and Waiver; (iv) the Purchase Agreement; (v) that certain Assignment of Contracts, dated as of the date hereof, by and between TerreStar and MSV LP; (vi) that certain Third Amendment to Pledge and Guarantee Agreement, dated as of the date hereof, by and among TMI Sub and the other parties thereto; and (vii) that certain Parent Transfer/Drag Along Agreement, dated as of the date hereof, by and among TerreStar and the parent entities and their respective subsidiaries named therein.

         "TSTR Group" means TSTR Investors, LLC and its members including Dr. Rajendra Singh and any Person to whom each such Person Transfers Shares pursuant to Section 8.2(b).

         Section 2. Board Composition.

         (a) Qualifications of Directors. No person shall be elected or appointed a director if that person is less than 18 years of age, is of unsound mind and has been found so by a court, is not an individual, or has the status of a bankrupt. Directors may, but need not, be Stockholders.

         (b) Number and Designation of Directors. The Board shall consist of seven (7) directors. Subject to Section 2(c) below, each Stockholder agrees to use all commercially reasonable efforts (including approving all necessary or advisable amendments to the Company's certificate of incorporation and/or bylaws) to cause the board of directors of the Company (the "Board") to be composed as follows:

                  (i) If and for so long as the Second Transaction has not occurred:

                           (A) TMI Sub shall be entitled to designate one (1)
director for so long as either (A) TMI Sub is a Minority Stockholder or (B) TMI or an Affiliate of TMI is the License Holder (as defined below); provided, that, in the event that TMI or an Affiliate of TMI is neither the License Holder nor a Minority Stockholder, such director shall be selected by the affirmative vote of a majority of the Shares held by the Stockholders (other than Limited Holders);

                           (B) MSV Investors shall be entitled to designate one
(1) director for so long as MSV Investors is a Minority Stockholder; provided, that, in the event that MSV Investors is not a Minority Stockholder, such director shall be selected by the affirmative vote of a majority of the Shares held by the Stockholders (other than Limited Holders);

                           (C) the Minority Stockholders shall be entitled to
designate one (1) director. Such director shall be selected by the affirmative vote of a majority of the Shares represented by such Minority Stockholders; provided, that in the event that no Stockholders are Minority Stockholders, such director shall be selected by the affirmative vote of a majority of the Shares held by the Stockholders (other than Limited Holders); and

                           (D) Motient Sub shall be entitled to designate four
(4) directors.

                  (ii) If the Second Transaction has occurred, then, following the Second Transaction:

                           (A) the Roll-Up Entity shall be entitled to
designate the number of directors that the Minority Stockholders (including TMI Sub and MSV Investors) had the right to designate pursuant to Section 2(b)(i) above immediately prior to the consummation of the Second Transaction; provided, that in no event will the Roll-Up Entity be entitled to designate more than three (3) directors; provided, further, that upon such time as either
(1) the Roll-Up Entity is not a Minority Stockholder or (2) the Expiration Date has occurred, then any directors designated under this Section 2(b)(ii)(A) shall be selected by the affirmative vote of a majority of the Shares held by the Stockholders (other than Limited Holders); and provided, further, that TMI Sub shall be entitled to designate one (1) director that otherwise would be designated or selected under this Section 2(b)(ii)(A) for so long as TMI or an Affiliate of TMI is the License Holder (any director designated pursuant to Sections 2(b)(i)(A), (B) or (C) or this Section 2(b)(ii)(A), a "Minority Director"); and

                           (B) Motient Sub shall be entitled to designate four
(4) directors.

         (c) Observer Rights. The Company shall provide the legal holder of the 2 GHz mobile satellite services authorization from Industry Canada relating to the Company's business (the "License Holder") and the Columbia/Spectrum Investor Group with notice of each meeting of the Board and shall permit one designated representative of the License Holder and the Columbia/Spectrum Investor Group to attend and participate in all discussions of each such meeting in a nonvoting capacity, and, in this respect shall give the License Holder and the Columbia/Spectrum Investor Group copies of all notices, minutes, consents and other material that it provides to directors (collectively, the "Observation Rights"); provided, that the Company shall not be obligated to provide the License Holder with Observation Rights if such License Holder otherwise has the right to select a director pursuant to Sections 2(b)(i)(A) or 2(b)(ii)(A); provided, further, that the License Holder, the Columbia/Spectrum Investor Group and each of their designated representatives that attend any Board meeting shall, except as otherwise required by law, hold all matters discussed at any such meeting in strict confidence as if each such License Holder, the Columbia/Spectrum Investor Group and each of their designated representatives were voting members of the Board; provided further, that the License Holder shall be entitled to Observation Rights in accordance with the terms of this Section 2(c) only for so long as such License Holder continues to be the holder of the 2 GHz mobile satellite services authorization from Industry Canada relating to the Company's business; and provided, further, that the Columbia/Spectrum Investor Group shall be entitled to Observation Rights in accordance with the terms of this Section 2(c) only for so long as the Columbia/Spectrum Investor Group constitutes a Minority Stockholder.

         (d) Resignation. Any director may resign at any time by giving written notice to the chief executive officer (the "CEO") or the other current directors. Such resignation shall take effect at the time specified in such notice or, if the time be not specified, upon receipt thereof by the CEO. Unless otherwise specified therein, acceptance of such resignation shall not be necessary to make it effective. In the event of the death, disability, resignation or removal of any director, the Stockholder(s) which designated such director shall designate his or her replacement.

         (e) Independence. At least one director designated by Motient Sub pursuant to Sections 2(b)(i)(D) or 2(b)(ii)(B) and the director designated by the Minority Stockholders pursuant to Section 2(b)(i)(C) shall (i) be "independent" within the meaning of the Nasdaq Stock Market's listing standards in effect from time to time and (ii) have substantial professional experience in, and familiarity with, the wireless telecommunications industry.

         Section 3. Board Meeting.

         (a) Regular Meetings. The Board shall meet no less often than quarterly, unless otherwise agreed by at least 80% of the directors. Such meetings shall be held on such date as shall be determined by the CEO or a majority of the Board.

         (b) Other Meetings. Other meetings of the Board shall be held at such times as the Chairman of the Company (the "Chairman"), a vice-chairman of the Company (a "Vice-Chairman"), the CEO, a majority of the Board or a majority of the Minority Stockholders shall from time to time determine.

         (c) Notice of Meetings. The Secretary of the Company (the "Secretary") or any person that the Board or the Secretary delegate to act in the capacity of the Secretary shall give written notice to the CEO, the President of the Company (the "President") and each director of each meeting of the Board, which notice shall state the place, date, time and purpose of such meeting. Notice of each such meeting shall be given to each director, if by mail, addressed to him at his residence or usual place of business, at least five (5) Business Days before the day on which such meeting is to be held, or shall be sent to him at such place by telecopy, telegraph, cable, or other form of recorded communication, or may be delivered by electronic mail or be delivered personally or by telephone not later than forty-eight (48) hours before the time at which such meeting is to be held; provided, however, that if any director objects to the holding of such Board meeting at the requested time and date, such meeting shall be held five (5) Business Days following the date of such notice; and provided, further, that the foregoing proviso shall not apply to any adjournment pursuant to the last sentence of Section 3(e)(i) below. A written waiver of notice, signed by the director entitled to notice, whether before or after the time of the meeting referred to in such waiver, shall be deemed equivalent to notice. Neither the business to be transacted at, nor the purpose of any meeting of the Board, need be specified in any written waiver of notice thereof. Attendance of a director at a meeting of the Board, without protest before the conclusion of the meeting that such meeting is not lawfully called or convened, shall constitute a waiver of notice of such meeting.

         (d) Place of Meetings. The Board may hold its meetings at such place or places within or without the State of Delaware as the Chairman or CEO may from time to time determine, or as shall be designated in the respective notices or waivers of notice of such meetings.

         (e) Quorum and Manner of Acting.

                  (i) A majority of the directors then in office including at least one Minority Director (or who are members of any committee of the Board) shall be present in person or by proxy (provided in writing) at any meeting of the Board (or a committee thereof, as the case may be) in order to constitute a quorum for the transaction of business at such meeting, and the vote of a majority of those directors, or members of such committee, present at any such meeting at which a quorum is present shall be necessary for the passage of any resolution or act of the Board or such committee, except as otherwise expressly required by this Agreement. In the absence of a quorum for any such meeting, a majority of the directors present thereat may adjourn such meeting from time to time until a quorum shall be present. In the event that (a) the absence of a quorum is due solely to the absence of a Minority Director and (b) the directors present adjourn such meeting to a date that is no less than two business days after the date of the original meeting and provide proper notice of such meeting to all directors, quorum at such rescheduled meeting shall not require a Minority Director.

                  (ii) Organization. At each meeting of the Board, one of the following shall act as chairman of the meeting and preside, in the following order of precedence:

                           (A) the Chairman;

                           (B) the Vice-Chairman; or

                           (C) any director chosen by a majority of the
directors present.

The Secretary or, in the case of his absence, any person whom the chairman of the meeting shall appoint shall act as secretary of such meeting and keep the minutes thereof.

         (f) Committees of the Board. The Board may, by resolution passed by a majority of the whole Board, designate one or more committees consisting of three or more directors; provided, that each committee shall consist of at least one designee of the Minority Stockholders. Except as otherwise expressly required by this Agreement, any committee of the Board, to the extent provided in the resolution of the Board designating such committee, shall have and may exercise all the powers and authority of the Board in the management of the business and affairs of the Company, and may authorize the seal of the Company to be affixed to all papers which may require it. Each committee of the Board shall keep regular minutes of its proceedings and report the same to the Board and upon request of the Stockholders, to the Stockholders. The notice provisions set forth in Section 3(c) and the quorum provisions set forth in
Section 3(e) shall apply to any meeting of a committee of the Board.

         (g) Directors' Consent in Lieu of Meeting. Any action required or permitted to be taken at any meeting of the Board or of any committee thereof may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by all the directors of the Board, in the case of a Board meeting, or all the members of a committee, in the case of a committee meeting, and such consent is filed with the minutes of the proceedings of the Board or such committee.

         (h) Action by Means of Telephone or Similar Communications Equipment. Any one or more members of the Board, or of any committee thereof, may participate in a meeting of the Board or such committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting by such means shall constitute presence in person at such meeting.

         (i) Compensation. Directors who are independent in accordance with
Section 2(e) shall receive such compensation as is determined from time to time by the Board. All other directors shall not receive any salary or compensation for their services as directors or as members of committees. The directors shall be entitled to be reimbursed for traveling expenses properly incurred by them in attending meetings of the Board or any committee thereof. Nothing herein shall preclude any director from serving the Company in any other capacity and receiving compensation therefor.

         (j) Selection of Officers. Any changes to the officers of the Company shall be approved by a vote of the majority of the Board members.

         Section 4. Agreement to Vote Shares to Elect Directors. Each Stockholder hereby agrees to take all action necessary (including voting or causing to be voted, or acting by written consent with respect to, any and all Shares held by him or it, or entitled to be voted by him or it, on the record date for establishing the Stockholders entitled to vote for the election of directors of the Company) to cause the designees of Motient Sub, TMI Sub, MSV Investors and the Minority Stockholders to be elected to the Board, in accordance with the provisions hereof.

         Section 5. Stockholder Meetings.

         (a) Regular Meetings. The Stockholders shall meet annually, unless otherwise agreed by the Board. Such meetings shall be held on such date as shall be determined by a majority of the Board.

         (b) Special Meetings. Special meetings of the Stockholders shall be held at such times as the Board, the President or a majority in interest of the Stockholders shall from time to time determine.

         (c) Notice of Meetings. The Secretary shall give written notice to the President and each Stockholder of each meeting of the Stockholders, which notice shall state the place, date, time and purpose of such meeting. Notice of each such meeting shall be given to each Stockholder, if by mail, to the address set forth with respect to such Stockholder in Schedule I, at least five
(5) Business Days before the day on which such meeting is to be held, or shall be sent to such Stockholder by telecopy, telegraph, cable, or other form of recorded communication, or be delivered personally or by telephone not later than forty-eight (48) hours before the time at which such meeting is to be held; provided, however, that if any Stockholder objects to the holding of such Stockholder meeting at the requested time and date, such meeting shall be held five (5) Business Days following the date that such notice was given. A written waiver of notice, signed by the Stockholder entitled to notice, whether before or after the time of the meeting referred to in such waiver, shall be deemed equivalent to notice. Neither the business to be transacted at, nor the purpose of any meeting of the Stockholders need be specified in any written waiver of notice thereof. Attendance of a Stockholder at a meeting of the Stockholders, without protest before the conclusion of the meeting that such meeting is not lawfully called or convened, shall constitute a waiver of notice of such meeting.

         (d) Place of Meetings. The Stockholders may hold their meetings at such place or places within or without the State of Delaware as the President may from time to time determine, or as shall be designated in the respective notices or waivers of notice of such meetings.

         (e) Quorum and Manner of Acting. The Stockholders holding the majority of the Shares then issued and outstanding and entitled to vote shall be present in person or by proxy at any meeting of the Stockholders in order to constitute a quorum for the transaction of business at such meeting, and, except as otherwise provided herein, the vote of those Stockholders holding a majority of the Shares, present at any such meeting at which a quorum is present, shall be necessary for the passage of any resolution or act of the Stockholders, except as otherwise expressly required by this Agreement. In the absence of a quorum for any such meeting, holders of a majority of the Shares then issued and outstanding and entitled to vote present thereat may adjourn such meeting from time to time until a quorum shall be present.

         (f) Stockholders' Consent in Lieu of Meeting. Any action that has been authorized, approved or consented to by the Board and is required or permitted to be taken at any meeting of the Stockholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the Stockholders holding the requisite number of Shares for the taking the relevant action and such consent is filed with the minutes of the proceedings of the Stockholders.

         (g) Action by Means of Telephone or Similar Communications Equipment. Any one or more Stockholders may participate in a meeting of the Stockholders by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting by such means shall constitute presence in person at such meeting.

         Section 6. Transfer of Board Designation Rights. The rights of the Stockholders to designate directors hereunder may not be Transferred (as hereinafter defined) other than pursuant to Section 8.2(b)(iii).

         Section 7. Financial and Other Information.

         (a) The Company agrees to furnish to TMI Sub, MSV Investors and Motient Sub, and following the Second Transaction, the Roll-up Entity and Motient Sub, for so long as such Stockholder is required to account for its investment in the Company on a consolidated basis or under the equity method of accounting (determined in accordance with generally accepted accounting principles in the United States ("GAAP") consistently applied), the following financial statements and other information:

                  (i) as soon as available, and in any event within 30 days after the end of each calendar month, copies of the unaudited consolidated and consolidating statements of income and retained earnings and cash flows for such month and for the portion of the fiscal year then ended, all in reasonable detail, all certified by the Company's chief financial officer as complete and correct and as presenting fairly the information contained therein in accordance with GAAP, subject to (x) recurring non-material changes resulting from year-end audit adjustments, and (y) absence of the notes required by GAAP;

                  (ii) as soon as available, and in any event no later than 10 days prior to each date which is the earliest date on which a Stockholder is required to file a Quarterly Report on Form 10-Q under Section 13(a) or 15(d) of the Exchange Act for each of the first, second and third quarterly accounting periods in each fiscal year of the Company, copies of the unaudited consolidated and consolidating balance sheets of the Company as of the end of such quarterly accounting period, and of the related consolidated and consolidating statements of income and retained earnings and cash flows for such accounting period and for the portion of the fiscal year then ended, all in reasonable detail and stating in comparative form the unaudited consolidated and consolidating figures as of the end of and for the corresponding date and period in the previous fiscal year, all certified by the Company's chief financial officer as complete and correct and as presenting fairly the information contained therein in accordance with GAAP, subject to (x) recurring non-material changes resulting from year-end audit adjustments and (y) absence of the notes required by GAAP;

                  (iii) as soon as available and in any event no later than 15 days prior to each date which is the earliest date on which a Stockholder is required to file an Annual Report on Form 10-K under Section 13(a) or 15(d) of the Exchange Act for the each fiscal year of the Company, copies of the audited consolidated and consolidating balance sheets of the Company as of the end of such fiscal year, and of the related audited consolidated and consolidating statements of income and retained earnings and cash flows for such fiscal year, all in reasonable detail and stating in comparative form the respective consolidated and consolidating figures as of the end of and for the previous fiscal year, complete and correct and as presenting fairly the information contained therein in accordance with GAAP, and, in the case of such audited consolidated statements, accompanied by a report thereon of Friedman LLP or a nationally recognized firm of independent certified public accountants selected by the Company (the "Accountants") following an examination by the Accountants in connection with such consolidated financial statements in accordance with generally accepted auditing standards;

                  (iv) copies of any proxy statements, financial statements and other reports as the Company shall send or make available generally to its stockholders;

                  (v) as soon as available, the information that would be required to be disclosed on a Current Report on Form 8-K filed or furnished under Section 13(a) or 15(d) of the Exchange Act with respect to any material event, transaction or other matter that would require a company (in the Company's position) subject to the reporting requirements of such sections of the Exchange Act, to file such a Form 8-K with the Securities and Exchange Commission; and

                  (vi) any other information, including, without limitation, annual budgets and financial statements or other information concerning the affairs of the Company that such Stockholder may from time to time reasonably request and that is capable of being obtained, produced, or generated without undue effort or expense by the Company or of which it has knowledge (including, without limitation, a brief statement containing a management discussion and analysis of the financial condition of the Company and describing the results of operations and significant events relating to the Company for any fiscal period).

         (b) In addition, in the event that the Company becomes a "significant subsidiary" (as defined in Section 1-02(w) of Regulation S-X under the Exchange Act and applied in Section 3-09 of such Regulation S-X) of a Stockholder, the Company shall cooperate fully with such Stockholder by providing such assistance as is required for the Stockholder to prepare its Quarterly Reports on Form 10-Q in accordance with the requirements of the Exchange Act, and all of the rules and regulations promulgated thereunder, including, without limitation, by arranging for the Accountants to prepare quarterly reports in connection with the Company's quarterly financial statements referred to in
Section 7(a)(iii).

         (c) The Company agrees to furnish to the TSTR Investor Group and the Columbia/Spectrum Investor Group (and to the Spectrum Entities if such entities cease to be members of the Columbia/Spectrum Investor Group), and to Motient Sub, TMI Sub, MSV Investors and the Roll-Up Entity after each such entity is no longer entitled to receive information pursuant to Section 7(a), for so long as each such investor group or entity continues to be a Stockholder, the financial statements and other information set forth in Sections 7(a)(i), (ii), (iii) and
(vi).

         (d) If the Company indicates at the time it provides any financial or other information to a Stockholder pursuant to this Section 7 that such information is material non-public information relating to it or any of its Affiliates ("Non-Public Information"), such Stockholder agrees not to disclose or reveal any Non-Public Information to any other Person until such time as the Non-Public Information is disclosed in a press release or a filing with the Securities and Exchange Commission, unless such Stockholder is required by applicable law to disclose such Non-Public Information. In the event that such Stockholder is requested pursuant to, or required by, applicable law to disclose or reveal any Non-Public Information, such Stockholder agrees that, prior to disclosing such information, it will provide the Company with notice of such request or requirement in order to enable the Company to seek an appropriate protective order or other remedy, or to consult with such Stockholder with respect to steps that may be taken to resist or narrow the scope of such request or legal process. Such Stockholder acknowledges that it is aware that the United States securities laws prohibit any person possessing Non-Public Information from purchasing or selling any securities on the basis of the Non-Public Information. Consequently, such Stockholder agrees not to effect any trades in securities on the basis of the Non-Public Information. Further, such Stockholder agrees that while it is in possession of the Non-Public Information, it will refrain from making recommendations about buying, selling or exercising or redeeming securities. To the extent that the Stockholder is a public company (or an Affiliate of a public company), the Company and such Stockholder shall coordinate their efforts with respect to planning for the public disclosure of the Non-Public Information in connection with such Stockholder's obligations under the federal securities laws. For purposes of this Section 7(d), TSTR Investors, LLC and Dr. Rajendra Singh shall not constitute Affiliates of Motient.

         Section 8. Additional Issuances of Debt or Equity Securities; Transfers; Drag-Along Rights; Actions Requiring Consent.

         Section 8.1 Additional Issuances of Debt or Equity Securities.

         (a) In order to raise capital for the Company's operations or to acquire assets, to redeem or retire the Company's debt, or for any other valid corporate purposes, the Company may, subject to the provisions of this Section 8.1, from time to time determine that it is in the best interests of the Company to cause the Company to issue additional debt or equity securities to the Stockholders or other Persons. The Company shall determine the consideration for and the terms and conditions with respect to any future issuance of equity securities in the Company.

         (b) The Company shall not issue any debt or equity securities to a proposed purchaser unless it first:

                  (i) reasonably determines in good faith that there is a bona fide transaction contemplated and achievable pursuant to which a proposed purchaser will acquire debt or equity securities of the Company; and

                  (ii) delivers to each Minority Stockholder and the TSTR Group (each such Person being referred to in this Section 8.1 as a "Buyer") a written notice (the "Notice of Proposed Issuance") specifying the type and amount of such equity securities that the Company then intends to issue (the "Offered Securities"), all of the material terms, including the price (cash or non-cash) upon which the Company proposes to issue the Offered Securities and stating that the Buyers shall have the right to purchase the Offered Securities in the manner specified in this Section 8.1 for the same price per share and in accordance with the same terms and conditions specified in such Notice of Proposed Issuance, provided, that if such price consists of non-cash consideration, a Buyer may purchase the Offered Securities with the same type and amount of non-cash consideration described in such Notice of Proposed Issuance or, may instead, pay for such Offered Securities with the cash equivalent of such price, such equivalent to be agreed to by the parties or else determined by an independent Expert (as hereinafter defined) or another nationally recognized investment bank agreed to by the parties. Anything to the contrary contained herein notwithstanding, (i) a Stockholder who is a Minority Stockholder shall no longer constitute a Buyer, and shall no longer have the rights provided in this Section 8.1, upon the first date that such person ceases to be a Minority Stockholder, and (ii) the TSTR Group shall no longer constitute a Buyer, and shall no longer have the rights provided in this
Section 8.1, upon the first date that the TSTR Group ceases to own at least the number of Shares (including, for the avoidance of doubt, all Shares that are issuable to Dr. Rajendra Singh upon the exercise of any outstanding Options) owned or held by the TSTR Group (including Dr. Singh) as of April 1, 2005 (as adjusted for stock splits, reverse stock splits, stock dividends, combinations, recapitalizations and similar events).

         (c) During the thirty (30) calendar day period commencing on the date the Company delivers to all of the Buyers the Notice of Proposed Issuance (the "Thirty Day Period"), the Buyers shall have the option to purchase up to their Proportionate Share (as defined below) of the Offered Securities at the same price and upon the same terms and conditions specified in the Notice of Proposed Issuance. Each Buyer electing to purchase Offered Securities must give written notice of its election to the Company prior to the expiration of the Thirty Day Period.

         (d) Each Buyer shall have the right to purchase a portion of the Offered Securities equal to a percentage determined by dividing (i) the number of Shares held by such Buyer, by (ii) the total number of Shares then issued and outstanding to all Buyers. The amount of such Offered Securities that each Buyer is entitled to purchase under this Section 8.1 shall be referred to as its "Proportionate Share."

         (e) Each Buyer that exercises in full its right to purchase its Proportionate Share (each an "Exercising Buyer") shall have a right of oversubscription such that if any other Buyer fails to elect to purchase his or its full Proportionate Share of the Offered Securities, the Exercising Buyer(s) shall, among them, have the right to purchase up to the balance of such Offered Securities not so purchased. The Exercising Buyers may exercise such right of oversubscription by electing to purchase more than their Proportionate Share of the Offered Securities by so indicating in a written notice given within five
(5) days after receiving written notice from the Company of the number of Shares that were not purchased by any Buyer. If, as a result thereof, such oversubscription elections exceed the total number of the Offered Securities available in respect to such oversubscription privilege, the oversubscribing Exercising Buyers shall be cut back with respect to oversubscriptions such that each is entitled to purchase a percentage of the balance of such Offered Securities determined by dividing (i) the number of Shares held by such Exercising Buyer by (ii) the total number of Shares then issued and outstanding to all Exercising Buyers, or as they may otherwise agree among themselves.

         (f) The Company shall have the right, until the expiration of, seventy five (75) consecutive days in the case of a private offering of securities or one hundred and twenty (120) consecutive days in the case of a public offering of securities, commencing on the first day immediately following the expiration of the Thirty Day Period, to issue the Offered Securities not purchased by the Buyers to the proposed purchaser identified in the Notice of Proposed Issuance on the terms set forth in such Notice of Proposed Issuance or to any other party or parties at not less than, and on terms no more favorable in any material respect to such party or parties thereof than, the price and terms specified in the Notice of Proposed Issuance. If such remaining Offered Securities are not issued within such period and at such price and on such terms, the right to issue in accordance with the Commitment or this Section 8.1(f) shall expire and the provisions of this Agreement shall continue to be applicable to the Offered Securities.

         (g) Notwithstanding the foregoing, the rights described in this
Section 8.1 shall not apply with respect to the issuance of Excluded
Securities.

         Section 8.2 Transfers. Each Stockholder agrees not to, directly or indirectly, sell, assign, transfer, pledge, encumber, hypothecate, mortgage or otherwise dispose of, either voluntarily or involuntarily but not including a Transfer or lease by pledge or mortgage to a bona fide lender (or to enter into any contract, option or other arrangement or understanding to do any of the foregoing) (a "Transfer"), any Shares, except in compliance with this Section 8.2; provided, however, that TMI Sub shall be permitted to pledge its Shares pursuant to the Pledge Agreement.

         (a) Tag Along Rights.

                  (i) General. No Stockholder (a "Selling Party") may Transfer (other than pursuant to Section 8.2(b)) any Shares held by such Selling Party to any Person, unless the terms and conditions of such Transfer shall include a written offer by the transferee (the "Transfer Notice") to each other Stockholder (other than Motient Sub and any Affiliates of Motient Sub who also are Stockholders) and each Option Holder (each, a "Tag Along Participant"), at the same price (such price, the "Tag Along Price") and on the same terms and conditions as the Selling Party has agreed to sell its Shares to include in the Transfer to the transferee a portion of Shares determined in accordance with this Section 8.2(a); provided, however, that the Transfer by a Stockholder of any Shares that were issued promptly following the exercise of an Option by such Stockholder shall not be subject to this Section 8.2(a); and provided, further, that Option Holders shall not constitute Tag Along Participants with respect to any Transfer of Shares to the Roll-Up Entity in connection with the Second Transaction. All rights of the Option Holders under this Section 8.2(a) shall be exercised by the Option Holder Representative, and any notices or communications required to be given to the Option Holders may instead be provided solely to the Option Holder Representative.

                  (ii) Obligation of Transferee to Purchase. The transferee of the Selling Party shall purchase from the Selling Party and each Tag Along Participant the portion of such Selling Party's and Tag Along Participant's Shares that such Selling Party and Tag Along Participant desire to sell; provided, that in the event that the transferee is not willing to purchase all of the shares the Selling Party and the Tag Along Participants desire to sell, the transferee shall purchase from the Selling Party and each Tag Along Participant a portion of such securities that shall not exceed the Maximum Tag Along Portion (as hereinafter defined) and, if such portion does exceed the Maximum Tag Along Portion, the transferee shall purchase only the Maximum Tag Along Portion. For purposes hereof, the term "Maximum Tag Along Portion" means a portion of the Selling Party's or a Tag Along Participant's Shares equal to the aggregate number of Shares the transferee actually proposes to purchase multiplied by a fraction, the numerator of which shall be the number of Shares issued and owned by such Selling Party or Tag Along Participant (including, for the avoidance of doubt, in the case of participating Option Holders, Shares to be acquired upon the exercise of any vested Options owned by such Option Holder and to be included in such Transfer) and the denominator of which shall be the aggregate number of Shares owned by the Selling Party and each Tag Along Participant exercising its rights under this Section 8.2(a) (including, for the avoidance of doubt, Shares to be acquired upon the exercise of vested Options owned by participating Option Holders and to be included in such Transfer); provided, however, that if the Selling Party proposes to Transfer Shares representing 50% or more of the issued and outstanding Shares, the Maximum Tag Along Portion for each Tag Along Participant shall be equal to all of the Shares owned by such Tag Along Participant. To the extent one or more Tag Along Participants exercise such right of participation in accordance with the terms and conditions of this Section 8.2(a), the number of shares that the Selling Party may sell in the transaction shall be correspondingly reduced. For the avoidance of doubt, the Option Holders shall be treated as a single Tag Along Participant for purposes of this Section 8.2(a), and the number of Shares owned by such Option Holders and proposed to be sold by such Option Holders shall be determined by the Option Holder Representative in its reasonable discretion based on instructions received from the Option Holders.

                  (iii) Exercise. The tag-along right may be exercised by each Tag-Along Participant by delivery of a written notice to the Selling Party (the "Tag Along Notice") within 30 calendar days following receipt of the Transfer Notice. The Tag Along Notice shall state the number of Shares that such Tag Along Participant wishes to include in such Transfer to the transferee under such Tag Along Participant's right to participate. Upon the giving of a Tag Along Notice, such Tag Along Participant shall be entitled and obligated to sell the number of Shares set forth in the Tag Along Notice, to the transferee on the terms and conditions set forth in the Transfer Notice (the "Transferee Terms"); provided, however, the Selling Party shall not consummate the sale of any Shares offered by it if the transferee does not purchase all Shares which each Tag Along Participant is entitled and desires to sell pursuant hereto. After expiration of the 30 calendar-day period referred to above, if the provisions of this Section have been complied with in all respects, the Selling Party and each Tag Along Participant that delivered a Tag Along Notice shall Transfer the Shares determined in accordance with Section 8.2(a)(ii) to the transferee on the Transferee Terms on the sale date proposed in the Transfer Notice (or such other date within sixty (60) days of such proposed sale date as may be agreed among the participants in such Transfer).

                  (iv) Several Liability. Anything to the contrary contained herein notwithstanding, the Selling Party agrees to use its good faith reasonable efforts to ensure that the applicable Transferee Terms provide for several, and not joint, liability, with respect to the indemnification and comparable obligations contained within such Transferee Terms.

                  (v) The tag-along rights set forth in this Section 8.2(a) shall not be deliberately circumvented by a Selling Party under circumstances where any of the parties having tag-along rights hereunder would have a reasonable expectation that such tag-along rights would apply.

         (b) Subject to Sections 8.2(c), (d) and (e), a Stockholder may at any time and from time to time (i) Transfer any of its Shares to any of its Family Members provided, that such Stockholder shall provide the other Stockholders notice of the identity of such Family Member transferee, (ii) Transfer all or part of its Shares to its members, partners, shareholders or other equity holders, as the case may be, pro-rata in accordance with the governing documents of the Stockholder and without consideration, or (iii) Transfer all or part of its Shares to a Control Party or a wholly-owned subsidiary of such Stockholder including but not limited to by way of merger, reverse merger or other business combination; provided, that in the event that the Stockholder is not a wholly-owned subsidiary of the Control Party, such Stockholder and Control Party agree with the Company in writing that such Control Party shall Transfer such Shares back to such Stockholder immediately upon such Person ceasing to be a Control Party of such Stockholder; and provided, further, that such Stockholder and wholly-owned subsidiary agree with the Company in writing that such wholly-owned subsidiary shall Transfer such Shares back to such Stockholder immediately upon such Person ceasing to be a wholly-owned subsidiary of such Stockholder.

         (c) In addition to any other requirements of this Agreement relating to a Transfer of Shares, no Shares shall be Transferred or assigned unless the transferee (i) executes an instrument reasonably satisfactory to the Company accepting all of the terms and conditions relating to a Stockholder set forth in this Agreement, (ii) pays any reasonable expenses of the Company incurred in connection with such Transfer or assignment (including, without limitation, attorney's fees) and (iii) is either an "accredited investor" (as defined in Rule 501 promulgated under the Securities Act of 1933, as amended (the "Securities Act")) or provides an opinion of counsel reasonably acceptable to the Company that the Transfer will not require registration under the Securities Act.

         (d) Notwithstanding any other provisions of this Agreement to the contrary, the Company may prohibit any proposed Transfer if, in the reasonable determination of the Company, such Transfer would cause the Company to be in violation of any material applicable state or federal laws or other material applicable legal requirement.

         (e) To the extent that any regulatory approval, notification or other submission or procedure is required or customarily provided in connection with the exercise of any right or obligations as set forth in this Agreement with respect to the Transfer or assignment of the Shares (including, but not limited to, Federal Communications Commission approvals (if required), filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and applicable securities laws), such Transfer or assignment pursuant to this Agreement will be delayed and will only take place after such approval, notification or other submission or procedure has been obtained, submitted or completed, as reasonably determined by the Company.

         (f) Subject to Sections 8.2(c), (d), and (e), for purposes of this Agreement, the sale or Transfer of any equity or other ownership interests in any Intervening Entity other than to an entity that is a wholly-owned subsidiary of such Stockholder or of which such Stockholder is a direct or indirect wholly-owned subsidiary (an "Intervening Entity Ownership Change") shall be deemed to constitute a Transfer of the aggregate number of Shares held by that Stockholder multiplied by a fraction, the numerator of which is the percentage ownership of the Intervening Entity so sold or Transferred and the denominator of which is 100%. If such a deemed Transfer of Shares occurs without compliance with or as permitted by the provisions of Sections 8.2(a) through (e) (as applicable) of this Agreement then, without limiting the rights of the Company or the other Stockholders at law or in equity, all of the Stockholders (other than the Stockholder which is so deemed to have Transferred Shares) shall have the right to purchase their Proportionate Shares (except that in determining such Stockholders' Proportionate Share, any Shares (and Shares issuable upon the exchange, conversion or exercise of warrants or other convertible instruments) owned directly or indirectly by the Intervening Entity shall be excluded from the denominator) so deemed Transferred for the same amount of consideration to be given to the Intervening Entity or its owners, in respect of the Intervening Entity Ownership Change.

         (g) Any attempted Transfer of Shares in violation of this Agreement shall be void and of no effect.

         Section 8.3 New Stockholders. A Person (other than a current Stockholder) who purchases from the Company Shares issued pursuant to Section
8.1 shall become a Stockholder, pursuant to the terms and subject to the conditions set forth in this Agreement upon furnishing to the Company (a) a subscription agreement, in form reasonably satisfactory to the Company, which agreement shall include an acceptance by such Person of all the terms and conditions of this Agreement, and (b) such other documents as the Company deems reasonably necessary or advisable. Such admission shall become effective on the date that the Company determines that such conditions have been satisfied. Section

         8.4 Drag-Along Rights. If (a) Stockholders holding a majority of the outstanding Shares (the "Majority Holders") determine to Transfer or exchange (in a merger, business combination or otherwise) in one or a series of related bona fide arm's-length transactions (collectively, the "Drag-Along Transaction") to an unrelated and unaffiliated third party all of the Shares held by such Stockholders; (b) the Drag-Along Transaction is a Fair Transaction (as hereinafter defined); and (c) the third party transferee agrees in connection with such Drag-Along Transaction to acquire all outstanding Options or the Shares underlying such Options at a price per underlying Share that is equal to the price per Share to be received by the Majority Holders, then, upon thirty (30) days' written notice to the Stockholders who are not Majority Holders, the Company and the Option Holders (the "Drag-Along Notice"), which notice shall include reasonable details of the proposed transaction, including the consideration to be received by the Stockholders, each other Stockholder shall be obligated to, and shall sell, Transfer and deliver, or cause to be sold, Transferred and delivered, to such third party, all of its Shares in the same transaction at the closing thereof (and will deliver such Shares free and clear of all liens, claims, or encumbrances except this Agreement) (or shall vote in favor of or consent to any transaction requiring the vote or consent of Stockholders), and shall otherwise cooperate in the consummation of such transaction, and the consideration to be paid to the Stockholders and the Option Holders shall be distributed to the Stockholders and the Option Holders on a pro rata basis in accordance with their respective Proportionate Shares.

         (a) For purposes hereof, a "Fair Transaction" means a Drag-Along Transaction in which the aggregate consideration to be received by all Stockholders and Option Holders, as determined in accordance with this Section 8.4(b) (the "Drag Along Consideration"), is no less than 95% of the then current fair market value of the Company, as determined in accordance with this
Section 8.4(b) (the "Current Fair Market Value"). In determining the Drag Along Consideration and the Current Fair Market Value, the following provisions shall apply:

                  (i) In determining the Drag Along Consideration, the Board shall make a good faith determination regarding the value of the consideration to be received by the Stockholders and the Option Holders in connection with the Drag-Along Transaction. If the Drag Along Consideration, in whole or in part, consists of cash, the Drag Along Consideration shall be deemed to be the amount of cash to be paid to the Stockholders and the Option Holders, plus the value of any property other than cash to be received by the Stockholders and the Option Holders, determined as provided in the next sentence. In the event that the Drag Along Consideration, in whole or in part, consists of shares of capital stock or securities convertible or exchangeable for any capital stock, then the Drag Along Consideration shall be deemed to be the fair value thereof based on the average of the closing or reported price of such securities during the ten trading days immediately preceding such determination, if such securities are listed on a national securities exchange or quoted on Nasdaq or the OTC Bulletin Board. In the event that the Drag Along Consideration, in whole or in part, consists of shares of capital stock (or securities convertible or exchangeable for any such capital stock) that is not listed on a national securities exchange or quoted on Nasdaq or the OTC Bulletin Board, or any other property (other than cash), then the Drag Along Consideration shall be deemed to be the fair value thereof as determined in good faith by the Board, irrespective of any accounting treatment.

                  (ii) In determining the Current Fair Market Value, the Board shall make a good faith determination regarding the current fair market value of the Company, based on the most recent and current information available to the Board, including, without limitation, the most recent financial information with respect to the Company's results of operations, balance sheet, financial position, liabilities, stockholders' equity, and cash flows, and taking into account all relevant regulatory, operational, contractual, and other information and factors regarding the Company's value available to the Board, irrespective of accounting treatment.

                  (iii) Promptly following the Board's determination of the Drag Along Consideration and the Current Fair Market Value pursuant to Sections 8.4(b)(i) and (ii), the Company shall prepare and deliver to each Stockholder a notice stating the Board's determination of the amount of the Drag Along Consideration and the Current Fair Market Value (the "Fair Value Notice"). The Board's determination of the Drag Along Consideration and the Current Fair Market Value shall be final and binding on the parties to this Agreement unless a Stockholder who is not a Majority Holder (an "Objecting Holder") objects by giving written notice to the Company and the Majority Holders within five business days after such Stockholder's receipt of the Fair Value Notice (the "Objection Notice"). Such Objection Notice shall contain the Objecting Holder's determination of the amount of the Drag Along Consideration and the Current Fair Market Value. Upon receipt of a timely Objection Notice, the Company and the Objecting Holder (or the Objecting Holders) shall attempt in good faith to resolve any differences with respect to the Drag Along Consideration and the Current Fair Market Value. If the parties are unable to reach an agreement with respect to the Drag Along Consideration and the Current Fair Market Value within 20 days following receipt of the Objection Notice, such objections and the Company's responses thereto shall be reviewed by one of the investment banking or appraisal firms set forth on Schedule III hereto chosen by the Company (an "Expert"); provided, that such Expert is independent of the Objecting Holder (or Objecting Holders) and the Company at the time of such determination. The Expert shall resolve all such objections and finally determine, as soon as practicable and in any event within 20 days after receiving written instructions to resolve such objections, the Drag Along Consideration and the Current Fair Market Value. The determination of the Drag Along Consideration and the Current Fair Market Value by the Expert shall be final and binding on the Company and the Stockholders. The fees and expenses of the Expert shall be borne by the party (either the Company or the Objecting Holders, as a group) whose determination of the Current Fair Market Value (which, in the case of the Objecting Holders, shall be the average of the Current Fair Market Values set forth in all Objection Notices) was further from the Expert's determination of Current Fair Market Value, or equally by the Company and the Objecting Holders in the event that the determination by the Expert is equidistant between the determination of the Current Fair Market Value contained in the Fair Value Notice and the average of the Current Fair Market Values set forth in all Objection Notices.

         Section 8.5 Actions Requiring Consent.

         (a) Actions Requiring Consent of the Minority Stockholders. The Company shall not, nor shall it permit any subsidiary to, take any of the following actions without first obtaining the approval (by vote or written consent, as provided by law) of a majority of the Shares held by the Minority Stockholders (such approval not to be unreasonably withheld):

                  (i) enter into a transaction or a series of transactions, directly or indirectly, with Motient (or an Affiliate thereof);

                  (ii) enter into a transaction or series of transactions in which Motient (or an Affiliate thereof) will receive consideration that (A) is different than the consideration to be received by other Stockholders, (B) has a different per share value than the consideration received by the other Stockholders, or (C) is not based solely on the Proportionate Share owned by Motient (or such Affiliate); provided, that this Section 8.5(a)(ii) shall not apply to a transaction or series of transactions in which the Minority Stockholders and the TSTR Group are entitled to exercise the preemptive rights set forth in Section 8.1 hereof;

                  (iii) amend, alter or repeal any provision of (A) its certificate of incorporation, (B) its bylaws, (C) this Agreement, and (D) that certain Parent Transfer/Drag Along Agreement, dated as of the date hereof, by and among the Company and the parent entities and their respective subsidiaries named therein; and

                  (iv) take any action that could result in the liquidation, dissolution or winding up of the Corporation.

         (b) Actions Requiring Consent by TMI Sub or MSV Investors. The Company shall not, nor shall it permit any subsidiary to, consummate a Qualified Sale of TerreStar at a per Share price that is less than $24.42 (as adjusted for stock splits, reverse stock splits, stock dividends, combinations, recapitalizations and similar events) without first obtaining the approval (by vote or written consent, as provided by law) (such approval not to be unreasonably withheld) of (A) prior to the consummation of the Second Transaction, either TMI Sub or MSV Investors, and (B) following the consummation of the Second Transaction, the Roll-Up Entity.

         (c) Actions Requiring Consent by TMI Sub and MSV Investors Following a Motient Change of Control. Following a Motient Change of Control, the Company shall not, nor shall it permit any subsidiary to, take any of the following actions without first obtaining the approval (by vote or written consent, as provided by law) (such approval not to be unreasonably withheld) of (A) prior to the consummation of the Second Transaction, each of TMI Sub and MSV Investors, and (B) following the consummation of the Second Transaction, the Roll-Up Entity:

                  (i) approve the business plan and annual operating budget of the Company, including capital expenditures; and

                  (ii) approve the appointment or replacement of the CEO.

         Section 8.6 Termination. Sections 8.1, 8.5(a) and 8.5(b) shall terminate and have no further force and effect upon the Expiration Date; provided, that with respect to Section 8.1, such date shall be extended with respect to the TSTR Group if and for so long as the TSTR Group's Proportionate Share in the Company is at least 90% of the TSTR Group's Proportionate Share in the Company as of April 1, 2005; and provided, further, that any issued and outstanding securities of the Company that are Excluded Securities will not be included in the determination of the TSTR Group's Proportionate Share.

         Section 8.7 Rights of Limited Holders. Notwithstanding anything to the contrary contained in this Agreement, except for such rights as may otherwise be expressly required by the Delaware General Corporation Law, each Limited Holder (a) shall not have any of the rights, privileges or preferences granted under this Agreement to a Stockholder including without limitation, any rights contained in this Agreement in the event of any issuance, sale or other Transfer of Shares or other securities of the Company by the Company or another Stockholder; provided, that each Limited Holder shall have the tag along rights set forth in Section 8.2(a), and (b) shall otherwise be subject to all the obligations and restrictions associated with being a Stockholder as provided in this Agreement, including without limitation, the restrictions on Transfer set forth in Section 8 of this Agreement. Upon any Transfer by a Limited Holder in accordance with the terms of this Agreement, such transferee shall not be deemed to be a Limited Holder.

         Section 9. Legends. Each Stockholder consents to the Company inserting appropriate legends referencing the restrictions and obligations contained in this Agreement on the certificates representing the Shares held by the Stockholders on or after the date of this Agreement.

         Section 10. Stockholders' Representation. Each Stockholder hereby represents that, notwithstanding anything herein to the contrary, it has no immediate plan or intention to consummate any Transfer of Shares other than pursuant to the Second Transaction.

         Section 11. Miscellaneous.

         (a) Representation. No Stockholder is a party to any other agreement other than the Pledge Agreement, the Motient Transaction Agreements and the Transaction Documents, with respect to the Transfer or disposition of voting rights with respect to any Shares.

         (b) Severability. Should any one or more of the provisions of this Agreement be determined to be illegal or unenforceable, each other provision of this Agreement shall be given effect separately from the provision or provisions determined to be illegal or unenforceable and shall not be affected thereby.

         (c) No Waiver. No failure or delay on the part of any party in exercising any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy hereunder.

         (d) Entire Agreement. This Agreement and the other Transaction Documents constitute the entire agreement among the parties pertaining to the subject matter hereof and supersede all prior agreements and understandings of the parties in connection herewith.

         (e) Amendment and Modification. Subject to Section 8.5(a)(iii), this Agreement may be amended, modified and supplemented only by written agreement of a majority of the Shares held by the Stockholders (or, in the event the provision to be amended contains language requiring the consent of a greater number of the Shares such greater number); provided, however, that any amendment, modification or supplement to this Agreement that would adversely affect any individual Stockholder, or group of Stockholders, in a manner different than its effect on other Stockholders shall require the prior written consent of such Stockholder(s). Notwithstanding the foregoing, if the Company shall admit any new stockholder and the Board shall determine that the Board should be expanded to allow for representation on the Board by such new stockholder, this Agreement may be amended by the written agreement of the holders of a majority of the then outstanding Shares to provide for one or more additional directors (the number of such additional directors to be reasonably proportionate to such new Stockholder's Proportionate Share), which director(s) shall be designated by such new Stockholder.

         (f) Remedies. The parties acknowledge and agree that the breach of any of the terms of this Agreement will cause irreparable injury for which an adequate remedy at law is not available. Accordingly, it is agreed that each party hereto shall be entitled to an injunction, restraining order or other equitable relief to prevent breaches of this Agreement and to enforce specifically the terms and provisions hereof in any court of competent jurisdiction in the United States or any state thereof, without the requirement of the posting of any bond. Such remedies shall be cumulative and non-exclusive and shall be in addition to any other rights and remedies the parties may have under this Agreement.

         (g) Notices. All notices provided for in this Agreement shall be in writing, duly signed by the party giving such notice, and shall be delivered personally, sent by a nationally recognized overnight courier, telecopied or mailed by registered or certified mail, as follows:

                  (i) If given to the Company, at the Company's mailing address set forth below:

         TerreStar Networks Inc.
         7925 Jones Branch Drive
         McLean, VA 22102
         Fax: (703) 873-2801
         Attention:  Chief Executive Officer

         with a copy to each Stockholder as set forth in clause (ii) below.

                  (ii) If given to any Stockholder, at the address set forth on
Schedule I hereof (or as modified from time to time by a Stockholder upon written notice to the Company).

                  (iii) If given to the Option Holder Representative, at the Option Holder Representative's mailing address set forth below:

        TerreStar Networks Inc.
        c/o Mobile Satellite Ventures LP
        10802 Parkridge Boulevard
        Reston, VA 20191
        Fax: (703) 390-2770
        Attention:  Secretary (Option Holder Representative)

Notices delivered personally to an addressee or sent by overnight courier shall be deemed to have been given upon such delivery. Notices sent by telecopier shall be deemed to have been given upon confirmation by telecopy answerback (provided that the sending of any such notice is followed promptly by the mailing of the original of such notice). Notices mailed by registered or certified mail shall be deemed to have been given upon the expiration of five
(5) Business Days after such notice has been deposited in the mail.

         (h) Governing Law; Consent to Jurisdiction. This Agreement shall be governed by and construed in accordance with the law of the State of Delaware without regard to any applicable principles of conflicts of law. Each party agrees that, in connection with any legal suit or proceeding arising with respect to this Agreement, it shall submit to the non-exclusive jurisdiction of the United States District Court for the Southern District of New York or the applicable New York state court located in New York County and agrees to venue in such courts.

         (i) Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument.



                          [Signature pages to follow]

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first written above.

                                      TERRESTAR NETWORKS INC.

                                      By: /s/ Wharton B. Rivers, Jr.
                                          -------------------------------------
                                          Name:  Wharton B. Rivers, Jr.
                                          Title: President and Chief Executive
                                                 Officer


                                      THE OPTION HOLDER REPRESENTATIVE:

                                      TERRESTAR NETWORKS INC.

                                      By: /s/ Wharton B. Rivers, Jr.
                                          -------------------------------------
                                          Name:  Wharton B. Rivers, Jr.
                                          Title: President and Chief Executive
                                                 Officer

                                      MOTIENT VENTURES HOLDING INC.

                                      By: /s/ Chris Downie
                                          -------------------------------------
                                          Name:  Chris Downie
                                          Title: Executive Vice President


                                      TMI COMMUNICATIONS DELAWARE, LIMITED
                                      PARTNERSHIP

                                      By: 3924505 Canada, Inc., its General
                                          Partner

                                      By: /s/ Richard O'Reilly
                                          -------------------------------------
                                          Name:  Richard O'Reilly
                                          Title:  President

                                      MSV INVESTORS, LLC

                                      By: MSV Investors Holdings, Inc.,
                                          Its Managing Member

                                      By: /s/ Jeffrey Leddy
                                          -------------------------------------
                                          Name:  Jeffrey Leddy
                                          Title: Chief Executive Officer


                                      TSTR INVESTORS, LLC


                                      By: /s/ Rajendra Singh
                                          -------------------------------------
                                          Name:  Rajendra Singh
                                          Title:  President and CEO

                                      SPECTRUM EQUITY INVESTORS IV, L.P.

                                      By: Spectrum Equity Associates IV, L.P.
                                          Its General Partner

                                      By: /s/ Kevin J. Maroni
                                          -------------------------------------
                                          Name:  Kevin J. Maroni
                                          Title: Manager


                                      SPECTRUM IV INVESTMENT MANAGERS' FUND,
                                      L.P.

                                      By: /s/ Kevin J. Maroni
                                          -------------------------------------
                                          Name:  Kevin J. Maroni
                                          Title: Manager


                                      SPECTRUM EQUITY INVESTORS PARALLEL IV,
                                      L.P.

                                      By: Spectrum Equity Associates IV, L.P.,
                                          its General Partner

                                      By: /s/ Kevin J. Maroni
                                          -------------------------------------
                                          Name:  Kevin J. Maroni
                                          Title: General Partner

                                      COLUMBIA CAPITAL EQUITY PARTNERS III
                                      (QP), L.P.

                                      By: Columbia Capital Equity Partners III,
                                          L.P., as General Partner

                                      By: /s/ Donald A. Doering
                                          -------------------------------------
                                          Name:  Donald A. Doering
                                          Title: Chief Financial Officer


                                      COLUMBIA CAPITAL EQUITY PARTNERS III
                                      (AI), L.P.

                                      By: Columbia Capital Equity Partners III,
                                          L.P., as General Partner

                                      By: /s/ Donald A. Doering
                                          -------------------------------------
                                          Name:  Donald A. Doering
                                          Title: Chief Financial Officer


                                      COLUMBIA CAPITAL EQUITY PARTNERS III
                                      (CAYMAN), L.P.

                                      By: Columbia Capital Equity Partners
                                          (Cayman) III, Ltd., as General Partner

                                      By: /s/ Donald A. Doering
                                          -------------------------------------
                                          Name:  Donald A. Doering
                                          Title: Chief Financial Officer

                                      COLUMBIA CAPITAL INVESTORS III, LLC

                                      By: Columbia Capital Equity Partners III,
                                          L.P., as General Partner

                                      By: /s/ Donald A. Doering
                                          -------------------------------------
                                          Name:  Donald A. Doering
                                          Title: Chief Financial Officer


                                      COLUMBIA CAPITAL EMPLOYEE INVESTORS III,
                                      L.L.C.

                                      By: Columbia Capital III, L.L.C., its
                                          Manager

                                      By: /s/ Donald A. Doering
                                          -------------------------------------
                                          Name:  Donald A. Doering
                                          Title: Chief Financial Officer

                                      DEAN VENTURES VII, LLC

                                      By: /s/ Dean L. Wilde, Jr.
                                          -------------------------------------
                                          Name:  Dean L. Wilde, Jr.
                                          Title: Member

                                      /s/ Fabian Souza
                                      -----------------------------------------
                                      FABIAN SOUZA

                                                                   Exhibit 10.2


                 TerreStar Parent Transfer/Drag Along Agreement

         Reference is made to that certain Stockholders' Agreement, dated as of May 11, 2005 (the "Stockholders' Agreement"), among TerreStar Networks Inc. ("TerreStar"), Motient Ventures Holdings Inc. ("Motient Sub"), TMI Communications Delaware, Limited Partnership ("TMI Sub"), MSV Investors, L.L.C. ("MSV Investors") and the other stockholders of TerreStar named therein. Capitalized terms used in this Agreement but not defined shall have the meaning ascribed to such terms in the Stockholders' Agreement.

     1. Motient hereby represents and warrants to TMI Communications and Company, Limited Partnership ("TMI") and 3924505 CANADA INC. ("TMI Sub GP" and together with TMI, the "TMI Entities") and SkyTerra Communications, Inc. ("SkyTerra") that it directly owns 100% of the capital stock of MVH Holdings Inc. ("MVH"), which directly owns 100% of the capital stock of Motient Sub.

     2. The TMI Entities hereby jointly and severally represent and warrant to Motient and SkyTerra that the TMI Entities directly own 100% of the equity interests of TMI Sub.

     3. SkyTerra hereby represents and warrants to Motient and TMI that it directly owns 100% of the capital stock of MSV Investors Holdings, Inc. ("MSV Investors Holdings"), which, in turn, directly owns 80% of the membership interests of MSV Investors. The remaining membership interests in MSV Investors are owned by other investors (the "Other SkyTerra Investors"), all of whom have agreed to be bound by the provisions hereof applicable to a Blocker Parent (as hereinafter defined).

     4. Each of Motient, TMI, TMI Sub GP and SkyTerra (each, a "Blocker Parent" and collectively, the "Blocker Parents") hereby agree, that, if any of them shall propose to transfer any of its respective interests in Motient Sub, MVH, TMI Sub or MSV Investors (each, a "Subsidiary" and collectively, the "Subsidiaries") owned by such Blocker Parent, such transfer shall be subject to the rights and obligations contained in Section 8.2 of the Stockholders' Agreement (the provisions of which are hereby incorporated herein by reference, mutatis mutandis) as if such Blocker Parent were a Stockholder of TerreStar, as the case may be, and the interests being transferred were Shares of TerreStar.

     5. Each of the Blocker Parents hereby agrees with each other Blocker Parent that if one or more of the Blocker Parents which own Subsidiaries holding, in the aggregate, a majority of the issued and outstanding Shares propose to Transfer or exchange (in a merger, stock transfer or otherwise) all of their interests in such Subsidiaries to an unrelated and unaffiliated third party ("Buyer"), such Blocker Parents shall have, with respect to each other Blocker Parent and their respective ownership interests in the Subsidiaries, the rights and obligations contained in Section 8.4 of the Stockholders' Agreement (the provisions of which are hereby incorporated herein by reference, mutatis mutandis), as if the Blocker Parents were Stockholders in TerreStar and the Subsidiaries being transferred were Shares of TerreStar (the "Blocker Parent Drag Along"). The Blocker Parent Drag Along shall be on the same terms as would be obtained by applying such Section 8.4 of the Stockholders' Agreement, except that the Blocker Parents and their respective Subsidiaries may be required to provide different representations, warranties and covenants to Buyer to the extent reasonably required to reflect the differences in the nature of the interests being transferred (i.e., a transfer of TMI Sub equity interests versus a transfer of Motient Sub capital stock). Without limiting the generality of the foregoing, the Blocker Parent Drag Along shall provide each of the Blocker Parents with the same percentage of the consideration to be received from Buyer as would be obtained by applying Section 8.4 of the Stockholders' Agreement (i.e., as if Buyer had acquired Shares of TerreStar directly, and the proceeds of such acquisition were distributed by each Subsidiary to its respective Blocker Parent); provided, however, that if any of the Subsidiaries has any liabilities, then such liabilities shall be taken into account and reduce the consideration to be received by the owners of such entity. Without limiting the foregoing, each of the parties expressly acknowledges and agrees that the most likely method of structuring a sale or disposition of TerreStar's business is not by means of a sale of TerreStar's assets or capital stock but rather by means of the transfer of the ownership interests in the various entities that hold interests in TerreStar by sale, merger or otherwise and that a merger or series of mergers or similar transaction involving securities of the acquirer or its affiliates may be fully taxable to TMI and/or TMI Sub GP (and to any Other SkyTerra Investor who owns equity interests in MSV Investors and is organized as a limited partnership or limited liability company (a "LLC Investor")) if TMI Sub (or such LLC Investor) were treated as a partnership for U.S. tax purposes while being treated as a tax-free reorganization by others or may otherwise involve tax consequences that are different for, and potentially adverse to, TMI, TMI Sub GP and/or TMI Sub (and to any Other SkyTerra Investor who owns equity interests in a LLC Investor) compared to the other parties to this Agreement if TMI Sub (or a LLC Investor) were treated as a partnership for U.S. tax purposes.

     6. Motient and Motient Sub hereby represent and warrant to TMI and SkyTerra that from and after the date hereof, Motient Sub (a) shall have no assets or liabilities other than the Shares, the units of limited partnership interest (the "Interests") of MSV LP, the shares of common stock, par value $0.01 per share (the "GP Common Stock"), of MSV GP and the rights and obligations under (i) that certain First Amended and Restated Investment Agreement, dated as of August 8, 2003, as amended (the "Investment Agreement"), by and among Motient, Motient Sub, TMI, TMI Sub, MSV Investors and certain other parties named therein, (ii) the Ancillary Agreements (as defined in the Investment Agreement), (iii) the Transaction Documents (as defined in the Investment Agreement), (iv) that certain Purchase Agreement, dated as of November 12, 2004, by and among Motient Sub, MSV GP and MSV LP, (v) that certain Purchase Agreement, dated as of the date hereof, by and among Motient Sub and TerreStar, (vi) that certain Conditional Waiver and Consent Agreement, dated as of the date hereof, by and among Motient, Motient Sub and the other parties named therein, (vii) the Stockholders' Agreement, and (viii) that certain Amended and Restated Stockholders' Agreement of MSV GP, dated as of November 12, 2004, as amended (the "MSV Stockholders' Agreement"), by and among the stockholders of MSV GP named therein, and (b) shall not engage in any business activities other than holding the Shares, the Interests and the GP Common Stock.

     7. TMI, TMI Sub GP and TMI Sub hereby represent and warrant to Motient and SkyTerra that from and after the date hereof, TMI Sub (a) shall have no assets or liabilities other than the Shares, the Interests and the GP Common Stock and the rights and obligations under (i) the Investment Agreement, (ii) the Ancillary Agreements, (iii) the Transaction Documents, (iv) that certain Purchase Agreement, dated as of November 12, 2004, by and among TMI Sub, MSV GP and MSV LP, (v) the Stockholders' Agreement and (v) the MSV Stockholders' Agreement and
         (b) shall not engage in any business activities other than holding the Shares, the Interests and the GP Common Stock and performing its obligations under that certain Pledge and Guarantee Agreement, dated as of November 26, 2001, by and among TMI, TMI Sub and the other parties named therein, as amended.

     8. SkyTerra hereby represents and warrants to Motient and TMI that from and after the date hereof, MSV Investors shall (a) have no assets or liabilities other than the Shares, the Interests and the GP Common Stock, the rights and obligations under the (i) Investment Agreement,
         (ii) the Ancillary Agreements, (iii) the Transaction Documents, (iv) the Stockholders' Agreement and (v) the MSV Stockholders' Agreement, and (b) not engage in any business activities other than holding the Shares, the Interests and the GP Common Stock.

     9. Immediately prior to the consummation of the Second Transaction, TMI Sub and MSV Investors shall cause the Roll-Up Entity and each parent entity of such Roll-Up Entity to execute an instrument reasonably satisfactory to the Company accepting all of the terms and conditions set forth in this Agreement relating to a Subsidiary and a Blocker Parent, respectively; provided, however, in the event that the Roll-Up Entity is subject to the reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), at the time of the consummation of the Second Transaction, neither the Roll-Up Entity nor the parent entities of such Roll-Up Entity shall be required to execute such instrument; provided, further, that in the event the Roll-Up Entity is comprised of a group of entities and fewer than all of such entities are subject to the reporting obligations under the Exchange Act at the time of the consummation of the Second Transaction, TMI Sub and MSV Investors shall cause the entities that are not subject to such reporting obligations and each non-reporting parent entity of such entity to execute an instrument reasonably satisfactory to the Company accepting all of the terms and conditions set forth in this Agreement relating to a Subsidiary and a Blocker Parent, respectively.

     10. This Agreement shall be governed by and construed according to the law of the State of New York. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and enforceable against the parties actually executing such counterpart, and all of which, when taken together, shall constitute one instrument.

     11. Upon the consolidation (by a series of mergers or otherwise) of TerreStar, MSV Investors, Motient Sub and TMI Sub into one corporate entity, this Agreement shall automatically terminate, whereupon the restrictions set forth herein shall be replaced by provisions pertaining to the ownership interests in such corporate entity that are substantially identical to those set forth in Sections 8.1 and 8.2 of the Stockholders' Agreement. The parties hereto agree to execute such documents or agreements necessary or appropriate to accomplish the foregoing.

                  [Remainder of Page Intentionally Left Blank]

            [Signature Page to Parent Transfer/Drag Along Agreement]

         IN WITNESS WHEREOF, the undersigned indicate their agreement to the foregoing as of the day and year first above written.


                                          TERRESTAR NETWORKS INC.

                                          By: /s/ Wharton B. Rivers, Jr.
                                             ----------------------------------
                                             Name:  Wharton B. Rivers, Jr.
                                             Title: President and Chief
                                                    Executive Officer


                                          MOTIENT CORPORATION

                                          By: /s/ Chris Downie
                                             ----------------------------------
                                             Name:  Chris Downie
                                             Title: Executive Vice President


                                          MOTIENT VENTURES HOLDINGS INC.

                                          By: /s/ Chris Downie
                                             ----------------------------------
                                             Name:  Chris Downie
                                             Title: Executive Vice President

                                          TMI COMMUNICATIONS AND COMPANY,
                                          LIMITED PARTNERSHIP


                                          By: TMI COMMUNICATIONS INC.,
                                              Its General Partner

                                          By: /s/ Larry Boisvert
                                              ---------------------------------
                                              Name:  Larry Boisvert
                                              Title: President

                                          By: /s/ Ted Ignacy
                                              ---------------------------------
                                              Name:  Ted Ignacy
                                              Title: Vice President, Finance


                                          TMI COMMUNICATIONS DELAWARE,
                                          LIMITED PARTNERSHIP

                                          By: 3924505 CANADA INC.,
                                              Its General Partner



                                          By: /s/ Richard O'Reilly
                                              ---------------------------------
                                              Name:  Richard O'Reilly
                                              Title: President

                                          SKY TERRA COMMUNICATIONS, INC.

                                          By: /s/ Jeffrey Leddy
                                              ---------------------------------
                                              Name:  Jeffrey Leddy
                                              Title: Chief Executive Officer


                                          MSV INVESTORS, L.L.C.

                                          By: /s/ Jeffrey Leddy
                                              ---------------------------------
                                              Name:  Jeffrey Leddy
                                              Title: Chief Executive Officer

                                                                   Exhibit 10.3

                    CONDITIONAL WAIVER AND CONSENT AGREEMENT
                    ----------------------------------------

         This Conditional Waiver and Consent Agreement (the "Agreement"), dated as of May 11, 2005, is entered into by and among Motient Corporation, a Delaware corporation ("Motient"), Motient Ventures Holding Inc., a Delaware corporation ("Motient Sub" and, together with Motient, the "Motient Entities") and each other party named on the signature pages hereto (collectively, the "Other MSV Investors").

                                    RECITALS

         WHEREAS, certain parties to this Agreement are stockholders of Mobile Satellite Ventures GP Inc., a Delaware corporation, the general partner ("General Partner") of Mobile Satellite Ventures LP, a Delaware limited partnership ("MSV LP"), and limited partners of MSV LP.

         WHEREAS, certain parties to this Agreement are parties to (i) the Amended and Restated Limited Partnership Agreement of MSV LP, dated as of November 12, 2004, by and among General Partner and the limited partners named therein, as amended (the "Partnership Agreement"), (ii) the Amended and Restated Stockholders' Agreement, dated November 12, 2004, by and among the stockholders of General Partner (the "Stockholders' Agreement"), (iii) the First Amended and Restated Investment Agreement, dated as of August 8, 2003, by and among MSV LP and the stockholders of the General Partner (the "Investment Agreement"), (iv) the Voting Agreement, dated as of November 12, 2004, by and among certain of the stockholders of the General Partner (the "Voting Agreement"), and (v) the Second Amended and Restated Parent Transfer/Drag Along Agreement, dated as of November 12, 2004, by and among the stockholders of the General Partner and their related entities named therein (the "Parent Agreement", and together with the Partnership Agreement, the Stockholders' Agreement, the Voting Agreement and the Investment Agreement, the "JV Agreements").

         WHEREAS, on the date hereof MSV LP will distribute all of the shares of common stock, par value $0.001 per share, of TerreStar Networks Inc. ("TerreStar Stock"), a Delaware corporation ("TerreStar"), owned by it to its limited partners (or their affiliates) on a pro rata basis and Motient Sub will purchase 8,190,008 shares of TerreStar Stock for aggregate consideration of $200,000,000.00 (the "Motient Sub Financing").

         WHEREAS, it is a condition precedent to the consummation of the Motient Sub Financing that the MSV LP limited partners waive certain rights and consent to such transaction (the "TerreStar Waiver and Consent") pursuant to the TerreStar Securityholders' Agreement, dated as of December 20, 2004, by and among TerreStar, MSV LP and certain other parties named therein (the "Existing Securityholders' Agreement").

         WHEREAS, it is also a condition precedent to the consummation of the Motient Sub Financing that the Existing Securityholders' Agreement be terminated and the following agreements, among others, be entered into on the date hereof: (i) a Stockholders' Agreement, by and among the stockholders of TerreStar (the "New TerreStar Stockholders' Agreement"), (ii) a Third Amendment to the Pledge and Guarantee Agreement, by and among TMI Communications Delaware, Limited Partnership and the parties listed on Schedule 1 thereto (the "Third Amendment," and the Pledge and Guarantee Agreement as amended by such Third Amendment, the "New Pledge Agreement") and (iii) a Parent Transfer/Drag Along Agreement, by and among the stockholders of TerreStar and their related entities named therein (the "New TerreStar Parent Agreement," and, together with the New TerreStar Stockholders' Agreement and the New Pledge Agreement, the "New TerreStar Documents").

         WHEREAS, the Other MSV Investors intend, at some future date, that there may occur a transaction or series of transactions involving the consolidation of control, directly or indirectly (by transfer of ownership or through contract), of units of limited partnership interest in MSV LP ("MSV LP Units") and shares of common stock, par value $0.01 per share, of the General Partner ("GP Shares"), owned by MSV Investors, L.L.C. ("MSV Investors") and TMI Communications Delaware, Limited Partnership ("TMI Sub") (or their respective affiliates), and which also may involve the consolidation of control (by transfer of ownership or through contract) of (i) shares of TerreStar Stock owned by MSV Investors and TMI Sub (or their respective affiliates) and/or (ii) MSV LP Units, GP Shares, TerreStar Stock and/or outstanding employee options granted under an employee option plan of MSV LP (the "MSV Options") owned or held by any member of the Columbia/Spectrum Investor Group (and/or the Spectrum Entities (as such term is defined in the New TerreStar Stockholders' Agreement) if such entities cease to be members of the Columbia/Spectrum Investor Group), the Limited Holders, the TSTR Group (or their respective affiliates) (each as defined in the New TerreStar Stockholders' Agreement) and/or the Limited Investors (as defined in the Stockholders' Agreement) (or their affiliates), into the Roll-Up Entity (as defined below) (the "Second Transaction," provided, that should any such consolidation of control occur other than by way of a direct or indirect transfer of ownership (and all rights associated therewith) in the shares of TerreStar Stock, or the MSV LP Units and GP Shares, the transaction or series of transactions giving rise to such consolidation of control shall be deemed to fall within this definition of "Second Transaction" only if any and all rights and obligations of the Roll-Up Entity and any Other MSV Investor party to such transaction or transactions under any of the TerreStar Documents or the JV Agreements, as applicable, are allocated among the Roll-Up Entity and such Other MSV Investor. For the purposes of this Agreement, "Roll-Up Entity" shall mean a single entity or group of related entities that will acquire direct or indirect ownership or control of any shares of TerreStar Stock, MSV LP Units, GP Shares or MSV Options pursuant to the Second Transaction, and any person to whom the Roll-Up Entity transfers MSV LP Units and GP Shares pursuant to Section 8.2(c)(i) or Section 8.2(c)(ii) of the Stockholders' Agreement, or shares of TerreStar Stock pursuant to Section 8.2(b)(ii) or Section 8.2(b)(iii) of the New TerreStar Stockholders' Agreement.

         WHEREAS, on February 9, 2005, the Motient Entities and their affiliates acquired direct and indirect ownership of certain MSV LP Units and GP Shares, by way of a merger of Telcom Satellite Ventures Inc. and Telcom Satellite Ventures II, Inc. with and into a Motient Entity, and by way of the purchase of shares of Spectrum Space Equity Investors IV, Inc., Spectrum Space IV Parallel, Inc., Spectrum Space IV Managers, Inc., Columbia Space (QP), Inc., Columbia Space (AI), Inc. and Columbia Space Partners, Inc. (the "February Transaction");

         NOW, THEREFORE, in consideration of the agreements contained herein and for other good and valuable consideration (including, but not limited to, the MSV LP limited partners' willingness to provide the TerreStar Waiver and Consent with respect to the Motient Sub Financing and enter into the New TerreStar Documents), the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     1. Consent.

         (a) Subject to (i) the satisfaction of the conditions set forth in
Section 3 hereof and (ii) the consummation of the Motient Sub Financing, the Motient Entities hereby consent, on behalf of themselves, their affiliates and on behalf of any other stockholder of the General Partner or limited partner of MSV LP in which they or their affiliates hold an ownership interest (and on behalf of any transferee or successor of the foregoing), to the extent of such stock or partnership ownership interest (collectively, the "Motient Related Parties"), for the purposes of the JV Agreements and the TerreStar Documents, to the entry into, and consummation of, the Second Transaction. For purposes hereof, TSTR Investors, LLC and Dr. Rajendra Singh shall not constitute Motient Related Parties.

         (b) The Other MSV Investors hereby ratify and consent, on behalf of themselves, their affiliates and on behalf of any other stockholder of the General Partner or limited partner of MSV LP in which they or their affiliates hold an ownership interest (and on behalf of any transferee or successor of the foregoing), to the extent of such stock or partnership ownership interest (collectively, the "Other MSV Investor Related Parties"), to the entry into, and consummation of, the February Transaction. The Other MSV Investors hereby waive, on behalf of the Other MSV Investors Related Parties, solely in connection with the consummation of the February Transaction, (i) the restriction on the ability to sell or otherwise dispose of GP Shares pursuant to Section 7 of the Stockholders' Agreement applicable to the stockholders that sold or otherwise disposed of their GP Shares pursuant to the February Transaction; (ii) their rights of first refusal pursuant to Section 8.2 of the Stockholders' Agreement (and incorporated into the Partnership Agreement pursuant to Section 9.1 thereof and into the Parent Agreement pursuant to
Section 8 thereof), including, without limitation, their rights to notice and their right to purchase GP Shares and MSV LP Units that were sold or otherwise disposed of pursuant to the February Transaction; (iii) their tag-along rights pursuant to Section 8.2 of the Stockholders' Agreement (and incorporated into the Partnership Agreement pursuant to Section 9.1 thereof and into the Parent Agreement pursuant to Section 8 thereof), including, without limitation, their rights to notice and their right to require the purchase of their GP Shares and MSV LP Units as part of the February Transaction; and (iv) covenant and agree not to challenge or otherwise seek to limit or set aside the February Transaction on the basis of any of the foregoing rights, restrictions or privileges. The ratification and consent set forth in this Section 1(b) is based on the Other MSV Investors' understanding that no Motient Entity violated the ownership limitation set forth in Section 8.6 of the Stockholders' Agreement in connection with the February Transaction and shall not be deemed to be a ratification of, or consent to, any waiver of the ownership limitation set forth in Section 8.6 of the Stockholders' Agreement in connection with the consummation of the February Transaction. In addition, the ratification and consent set forth in this Section 1(b) is based solely on the Other MSV Investors' review of the Motient Transaction Agreements (as defined in the New TerreStar Stockholders' Agreement) and on the representation that the Motient Transaction Agreements are the only material documents and agreements related to the February Transaction.

     2. Waiver. Subject to (a) the satisfaction of the conditions set forth in
Section 3 hereof and (b) the consummation of the Motient Sub Financing, the Motient Entities hereby waive, on behalf of the Motient Related Parties, solely in connection with the consummation of the Second Transaction, (i) the restriction on the right of the stockholders (as defined in the Stockholders' Agreement) to transfer their rights to designate the directors of the General Partner pursuant to Section 6 of the Stockholders' Agreement; (ii) the restriction on the stockholders' ability to sell, assign, transfer, pledge, encumber, hypothecate, mortgage or otherwise dispose of their GP Shares pursuant to Section 7 of the Stockholders' Agreement; (iii) their rights of first refusal pursuant to Section 8.2 of the Stockholders' Agreement (and incorporated into the Partnership Agreement pursuant to Section 9.1 thereof and into the Parent Agreement pursuant to Section 8 thereof), including, without limitation, their rights to notice and their right to purchase GP Shares and MSV LP Units; (iv) their tag-along rights pursuant to (x) Section 8.2 of the Stockholders' Agreement (and incorporated into the Partnership Agreement pursuant to Section 9.1 thereof and into the Parent Agreement pursuant to
Section 8 thereof), including, without limitation, their rights to notice and their right to require the purchase of their GP Shares and MSV LP Units and (y)
Section 8.2 of the New TerreStar Stockholders' Agreement (and incorporated into the TerreStar Parent Agreement pursuant to Section 4 thereof), including, without limitation, their rights to notice and their right to purchase shares of TerreStar Stock; (v) the ownership restrictions which limit ownership of GP Shares or MSV LP Units to 49% pursuant to Section 8.6 of the Stockholders' Agreement (and incorporated into the Partnership Agreement pursuant to Section
9.1 thereof) and Section 2.01(c) of the Voting Agreement (as defined below), insofar as such restrictions relate to any of the Other MSV Investors; and (vi) any other rights or privileges pursuant to any of the JV Agreements, the TerreStar Documents and the Motient Transaction Agreements (as defined in the New TerreStar Stockholders' Agreement) which would otherwise prohibit, limit, restrict or interfere with the consummation of the Second Transaction.

     3. Conditions. The consent set forth in Section 1(a) hereof and the waiver set forth in Section 2 hereof shall remain effective subject to the satisfaction of the following conditions upon the consummation of the Second
Transaction:

         (a) Ownership of Roll-Up Entity. Immediately following the Second Transaction, either (i) one of the Other MSV Investors shall be the Roll-Up Entity or (ii) all of the equity interests in the Roll-Up Entity shall be beneficially owned by one or more of the Other MSV Investors or a Control Party (as such term is defined in the New Stockholders' Agreement) of such Other MSV Investor.

         (b) Consent Rights. The Stockholders' Agreement shall be amended such that it provides the Motient Entities with the rights set forth in Section 2.01 (other than Section 2.01(c)) of the Voting Agreement, dated as of November 12, 2004 (the "Voting Agreement"), by and among certain stockholders of the General Partner and certain limited partners of MSV LP (with such changes as are necessary or reasonable to give effect to the Second Transaction and, so far as the consent rights relate to drag along transactions, amended in a manner consistent with the fair market value limitations in Section 3(c) hereof). In addition, the Stockholders' Agreement shall be amended to provide the Motient Entities with the right to consent (such consent not to be unreasonably withheld) to any grant of a license of the intellectual property owned by ATC Technologies LLC to third parties for the purpose of developing, operating, providing, implementing, or maintaining any communications system or network not making use of L-band spectrum or S-band spectrum; provided, that such consent right shall terminate when the Motient Entities cease to own at least 25% of the outstanding MSV LP Units.

         (c) JV Agreements. The JV Agreements (and any related, incidental or ancillary documents) shall be amended as may be necessary or reasonable to provide the Motient Entities with the rights contained in such agreements that would be customarily referred to as "minority protection" provisions which are substantively and economically the same as the rights currently held by any of the stockholders of General Partner and the limited partners of MSV LP under the JV Agreements and "minority protection" provisions which are substantively and economically the same as the rights granted under the New TerreStar Stockholders' Agreement. Notwithstanding the foregoing, the JV Agreements shall be amended to provide that the Motient Entities shall have the right to consent to a drag-along transaction, other than a drag along transaction at fair market value (as determined using a methodology that is the same as that provided in Section 8.4(b) of the New TerreStar Stockholders' Agreement), initiated by any party other than the Motient Entities in accordance with such JV Agreements.

         (d) Roll-Up Entity Change of Control. The JV Agreements shall be amended such that they provide the Motient Entities with rights in the event of a change of control of the Roll-Up Entity, other than among the stockholders of the Roll-Up Entity immediately following the consummation of the Second Transaction, substantially the same as those rights conferred on entities other than Motient Entities in Section 8.5(c) of the New TerreStar Stockholders' Agreement in respect of a change of control of Motient.

         (e) Board Representation. The JV Agreements shall be amended such that they provide the Motient Entities with the right to designate a number of directors to the board of directors of the General Partner that is proportionate to its holdings in the General Partner.

     4. Covenants.

         (a) The Motient Entities hereby agree on behalf the Motient Related Parties, not to directly or indirectly seek to increase their direct or indirect percentage ownership or control of MSV LP or the General Partner for a period of eighteen (18) months following the consummation of the Motient Sub Financing, provided, however, that except with respect to the MSV LP Options and the MSV LP Units issued upon the exercise of the MSV Options owned by the Limited Investors, the foregoing agreement will expire upon consummation of the Second Transaction.

         (b) The Other MSV Investors hereby agree that they will not make any offer, directly or indirectly, to Option Holders (as defined in the New TerreStar Stockholders' Agreement) to acquire (by way of exchange or otherwise) any Options (as defined in the New TerreStar Stockholders' Agreement) (or the TerreStar Stock issuable or issued upon the exercise of such Options) until January 1, 2006. If any of the Motient Entities makes an offer during such period to acquire the Options, the Motient Entities agree that such offer shall be made to all Option Holders and the terms of any such offer shall include a condition that the vesting schedule of such Options revert to the vesting schedule in effect on the date of this Agreement (instead of being accelerated in connection with the consummation of the Motient Sub Financing). In structuring any such offer, the Motient Entities agree that they shall seek, to the extent reasonably possible, to minimize tax consequences for Option Holders, and that they shall comply with applicable securities laws.

     5. Miscellaneous.

         (a) Second Transaction. Notwithstanding anything herein to the contrary, nothing in this Agreement shall be deemed to bind or commit any of the Other MSV Investors (other than any Motient Related Party) to consummate the Second Transaction and nothing herein shall constitute a waiver or consent under any of the JV Agreements by any of the Other MSV Investors (other than any Motient Related Party) with respect to the Second Transaction.

         (b) Term. This Agreement, and the obligations of the parties hereunder, shall expire on such date that is 24 months following the date of this Agreement.

         (c) Amendments. This Agreement, and the rights and obligations of the parties hereto may be waived (either generally or in a particular instance, either retroactively or prospectively, and either for a specified period of time or indefinitely) or amended if and only if such waiver or amendment is consented to in writing by the parties hereto.

         (d) Governing Law. This Agreement shall be governed in all respects by the law of the State of New York as such law is applied to agreements between New York residents entered into and performed entirely in the State of New York, without regard to the conflict of laws provisions hereof.

         (e) Successors and Assigns. The provisions hereof shall be binding upon the transferees, successors, assigns, heirs, executors and administrators of the parties hereto.

         (f) Severability. In case any provisions of this Agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby; provided, that no such severability shall be effective if it materially and adversely affects the economic benefit of this Agreement to any party hereto.

         (g) Notices. All notices required or permitted hereunder shall be in writing and shall be deemed effectively given (a) upon personal delivery to the party to be notified, (b) when sent by confirmed facsimile if sent during normal business hours of the recipient, if not, then on the next business day,
(c) five days after having been sent by registered or certified mail, return receipt requested, postage prepaid, or (d) one day after deposit with a nationally recognized overnight courier, specifying next day delivery, with written verification of receipt. All communications shall be sent to each party at the address previously provided by such party.

         (h) Equitable Relief. Each party agrees that if it fails to perform its obligations under this Agreement for any reason whatsoever, the other parties hereto shall be entitled to specific performance and injunctive or other equitable relief, and each party hereby further agrees to waive any requirement for the securing or posting of any bond in connection with the obtaining of any injunctive or other equitable relief. This provision is without prejudice to any other rights that the other parties to this Agreement may have against any other party for any failure to perform its obligations under this Agreement.

         (i) Further Assurances. Each party shall at any time and from time to time promptly execute and deliver to the other parties such further instruments, consents and other documents and take such further action as such other parties may reasonably require (including, without limitation, in the case of the Motient Entities, causing the GP Shares held by Motient Sub to be voted, and causing Motient Sub's designee to the board of directors of the General Partner to vote, in favor of such stockholder or board resolutions, as the case may be, as are necessary to give effect to or facilitate the Second Transaction) in order to carry out the full intent and purpose of this Agreement.

         (j) Non-circumvention. The Motient Entities agree, on behalf of the Motient Related Parties, that they shall not, and shall not permit or encourage any third party to, directly or indirectly, take any action or omit to take any action where such action or omission is intended or would reasonably be expected to result in the circumvention or avoidance by the Motient Entities of the respective consents, waivers, covenants or the intent of this Agreement or otherwise seek to impede or frustrate the Second Transaction.

         (k) Interpretation. The titles of the sections and subsections of this Agreement are for convenience of reference only and are not to be considered in construing this Agreement. All pronouns contained herein, and any variations thereof, shall be deemed to refer to the masculine, feminine or neutral, singular or plural, as to the identity of the parties hereto may require.

         (l) Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument. Delivery of an executed counterpart of a signature page of this Agreement by facsimile shall be effective as delivery of a manually executed counterpart of this Agreement.

         (m) Entire Agreement. This Agreement constitutes the full and entire understanding and agreement among the parties with regard to the subject matter hereof and supersedes any and all prior and contemporaneous agreements or understandings, whether expressed or implied, written or oral, between or among the parties with respect to such subject matter. No party shall be liable or bound to any other in any manner by any representations, warranties, covenants and agreements except as specifically set forth herein.

             [The remainder of the page left intentionally blank.]

          [Signature Page to Conditional Waiver and Consent Agreement]

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered effective as of the date first above written.



                                      MOTIENT CORPORATION

                                      By: /s/ Chris Downie
                                          -------------------------------------
                                          Name:  Chris Downie
                                          Title: Executive Vice President


                                      MOTIENT VENTURE HOLDINGS INC.

                                      By: /s/ Chris Downie
                                          -------------------------------------
                                          Name:  Chris Downie
                                          Title: Executive Vice President


                                      TMI COMMUNICATIONS AND COMPANY, LIMITED
                                      PARTNERSHIP

                                      By: TMI COMMUNICATIONS INC.,
                                          Its General Partner

                                      By: /s/ Larry Boisvert
                                          -------------------------------------
                                          Name:  Larry Boisvert
                                          Title: President

                                      By: /s/ Ted Ignacy
                                          -------------------------------------
                                          Name:  Ted Ignacy
                                          Title: Vice President, Finance


                                      TMI COMMUNICATIONS DELAWARE, LIMITED
                                      PARTNERSHIP

                                      By: 3924505 CANADA INC., Its General
                                          Partner

                                      By: /s/ Richard O'Reilly
                                          -------------------------------------
                                          Name:  Richard O'Reilly
                                          Title: President


          [Signature Page to Conditional Waiver and Consent Agreement]

                                      TSTR INVESTORS, LLC

                                      By: /s/ Rajendra Singh
                                          -------------------------------------
                                          Name: Rajendra Singh
                                          Title: President and CEO


          [Signature Page to Conditional Waiver and Consent Agreement]

                                      SPECTRUM SPACE EQUITY INVESTORS IV, INC.

                                      By: /s/ Kevin J. Maroni
                                          -------------------------------------
                                          Name:  Kevin J. Maroni
                                          Title: President


                                      SPECTRUM SPACE IV PARALLEL, INC.

                                      By: /s/ Kevin J. Maroni
                                          -------------------------------------
                                          Name:  Kevin J. Maroni
                                          Title: President


                                      SPECTRUM SPACE IV MANAGERS, INC.


                                      By: /s/ Kevin J. Maroni
                                          -------------------------------------
                                          Name:  Kevin J. Maroni
                                          Title: President


          [Signature Page to Conditional Waiver and Consent Agreement]

                                      COLUMBIA SPACE (QP), INC.

                                      By: /s/ Donald A. Doering
                                          -------------------------------------
                                          Name:  Donald A. Doering
                                          Title: Treasurer


                                      COLUMBIA SPACE (AI), INC.

                                      By: /s/ Donald A. Doering
                                          -------------------------------------
                                          Name:  Donald A. Doering
                                          Title: Treasurer


                                      COLUMBIA SPACE PARTNERS, INC.

                                      By: /s/ Donald A. Doering
                                          -------------------------------------
                                          Name:  Donald A. Doering
                                          Title: Treasurer


                                      SKYTERRA COMMUNICATIONS, INC.


                                      By: /s/ Jeffrey A. Leddy
                                          -------------------------------------
                                          Name:  Jeffrey A. Leddy
                                          Title: CEO and President


                                      MSV INVESTORS, L.L.C.

                                      By: /s/ Jeffrey A. Leddy
                                          -------------------------------------
                                          Name:  Jeffrey A. Leddy
                                          Title: Chief Executive Officer


          [Signature Page to Conditional Waiver and Consent Agreement]

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




         Date:  May 16, 2005           By:  /s/ JEFFREY A. LEDDY
                                          -------------------------------------
                                          Jeffrey A. Leddy
                                          Chief Executive Officer and President
                                          (Principal Executive Officer and
                                              Principal Financial Officer)

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



         Date:  May 16, 2005                 By:  /s/ CRAIG J. KAUFMANN
                                                 ------------------------------
                                                  Craig J. Kaufmann
                                                  Controller and Treasurer
                                                  (Principal Accounting Officer)

                                                                 Exhibit 32.1


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jeffrey A. Leddy, Chief Executive Officer and President of SkyTerra Communications, Inc. (the "Company"), hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                           By:   /s/ JEFFREY A. LEDDY
                                 Name: Jeffrey A. Leddy
                                 Title: Chief Executive Officer and President
                                        (Principal Executive Officer and
                                            Principal Financial Officer)
                                 Date:   May 16, 2005


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

                                                                 Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Craig J. Kaufmann, Controller and Treasurer of SkyTerra Communications, Inc. (the "Company"), hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                 By:   /s/ CRAIG J. KAUFMANN
                                     -------------------------------------
                                     Name: Craig J. Kaufmann
                                     Title: Controller and Treasurer
                                             (Principal Accounting Officer)
                                     Date:  May 16, 2005


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