Form 10-Q
period 2005-06-30
SKYTERRA COMMUNICATIONS INC
filed 2005-08-15
CIK 756502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


    /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the period ended June 30, 2005, or


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

As of August 15, 2005, 8,717,309 shares of the registrant's voting common stock and 8,990,212 shares of the registrant's non-voting common stock were outstanding.

                         SKYTERRA COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)


                                                                                             June 30,          December 31,
                                                                                               2005                2004
                                                                                        ----------------    ----------------
                                        Assets
Current assets:
   Cash and cash equivalents                                                                  $   8,292          $   34,759
   Short-term investments                                                                        27,120              59,748
                                                                                        ----------------    ----------------
     Total cash, cash equivalents and short-term investments                                     35,412              94,507
   Accounts receivable, net                                                                          29                  29
   Prepaid expenses                                                                                 231                 452
   Deferred transaction costs                                                                         -               4,989
   Other current assets                                                                             216                 399
                                                                                        ----------------    ----------------
     Total current assets                                                                        35,888             100,376

Investment in Hughes Network Systems, LLC                                                        61,683                   -
Investment in Mobile Satellite Ventures LP                                                       45,598              50,098
Investments in affiliates                                                                         2,717               3,361
Restricted cash                                                                                   3,060                   -
Property and equipment, net                                                                          19                 605
Other assets                                                                                        120                 130
                                                                                        ----------------    ----------------
       Total assets                                                                           $ 149,085          $  154,570
                                                                                        ================    ================

                          Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                           $   2,085          $    2,210
   Accrued liabilities                                                                            2,994               8,281
   Deferred revenue                                                                                   -                  21
                                                                                        ----------------    ----------------
     Total current liabilities                                                                    5,079              10,512
                                                                                        ----------------    ----------------
Series A Convertible Preferred Stock, $.01 par value, net of unamortized
  discount of $30,392 and $32,589, respectively                                                  90,903              88,706
                                                                                        ----------------    ----------------
Minority interest                                                                                 9,049               9,974
                                                                                        ----------------    ----------------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     1,199,007 shares as Series A Convertible Preferred Stock at June 30, 2005
     and December 31, 2004                                                                            -                   -
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and outstanding 8,714,809 shares at June 30, 2005 and 8,384,809 shares at December
     31, 2004                                                                                        87                  84
   Non-voting common stock, $.01 par value.  Authorized 100,000,000 shares; issued
     and outstanding 8,990,212 shares at each of June 30, 2005 and December 31, 2004                 90                  90
   Additional paid-in capital                                                                   590,729             584,798
   Accumulated other comprehensive income (loss)                                                    460                  (3)
   Accumulated deficit                                                                         (547,312)           (539,591)
                                                                                        ----------------    ----------------
       Total stockholders' equity                                                                44,054              45,378
                                                                                        ----------------    ----------------
       Total liabilities and stockholders' equity                                             $ 149,085         $   154,570
                                                                                        ================    ================


    See accompanying notes to condensed consolidated financial statements.

                         SKYTERRA COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)


                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                         ------------------------------    -----------------------------
                                                              2005              2004             2005          2004
                                                         --------------    ------------    -------------   -------------
Revenues                                                   $       196     $       543      $       393     $     1,360
Cost of revenues                                                   156             589              355           1,337
                                                         --------------    ------------    -------------   -------------
  Gross profit (loss)                                               40             (46)              38              23
Expenses:
   Selling, general and administrative                           2,153           2,384            4,727           4,148
   Depreciation and amortization                                    54              35              109              50
   Impairment charge                                               421               -              421               -
                                                         --------------    ------------    -------------   -------------
     Total expenses                                              2,628           2,419            5,257           4,198
                                                         --------------    ------------    -------------   -------------
Loss from operations                                            (2,588)         (2,465)          (5,219)         (4,175)
Interest income, net                                               319           5,429              860           7,590
Equity in earnings of Hughes Network Systems, LLC                6,523               -            6,523               -
Equity in loss of Mobile Satellite Ventures LP                    (777)              -           (4,500)              -
Loss on investments in affiliates                                 (186)           (372)          (1,642)           (523)
Other income, net                                                  276          20,868              317          20,904
Minority interest                                                  179            (159)             925            (459)
                                                         --------------    ------------    -------------   -------------
Net income (loss)                                                3,746          23,301           (2,736)         23,337
   Cumulative dividends and accretion of convertible
     preferred stock to liquidation value                       (2,492)         (2,473)          (4,985)         (4,934)
                                                         --------------    ------------    -------------   -------------
Net income (loss) attributable to common stockholders      $     1,254     $    20,828      $    (7,721)    $    18,403
                                                         ==============    ============    =============   =============
Earnings (loss) per common share:
  Basic                                                    $      0.07     $      1.38      $     (0.44)    $      1.22
                                                         ==============    ============    =============   =============
  Diluted                                                  $      0.06     $      1.33      $     (0.44)    $      1.18
                                                         ==============    ============    =============   =============
Weighted average common shares outstanding:
  Basic                                                     17,634,454      15,059,698       17,518,713      15,061,753
                                                         ==============    ============    =============   =============
  Diluted                                                   18,757,248      15,707,635       17,518,713      15,643,938
                                                         ==============    ============    =============   =============



    See accompanying notes to condensed consolidated financial statements.

                         SKYTERRA COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                       Six Months Ended June 30,
                                                                                     -------------------------------
                                                                                         2005              2004
                                                                                     -------------     -------------
Cash flows from operating activities:
   Net (loss) income                                                                     $(2,736)          $ 23,337
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Gain from adjustment to reserve for note receivable and accrued interest from
       Motient Corporation                                                                      -           (22,516)
     Depreciation and amortization                                                            109                50
     Impairment charge                                                                        421                 -
     Equity in earnings of Hughes Network Systems, LLC                                     (6,523)                -
     Equity in loss of Mobile Satellite Ventures LP                                         4,500                 -
     Loss on investments in affiliates                                                      1,642               523
     Minority interest                                                                       (925)              459
     Gain on sale of property and equipment                                                   (19)                -
     Non-cash compensation expense                                                            726               996
     Non-cash charge for issuance of warrants by consolidated subsidiary                       20               338
     Changes in assets and liabilities:
       Accounts receivable, net                                                                 -                94
       Prepaid expenses, deferred transaction costs and other assets                        5,393            (4,563)
       Accounts payable, accrued and other liabilities                                     (5,460)           (1,352)
       Deferred revenue                                                                       (21)              (90)
                                                                                     -------------     -------------
           Net cash used in operating activities                                           (2,873)           (2,724)
                                                                                     -------------     -------------
Cash flows from investing activities:
   Purchase interest in Hughes Network Systems, LLC                                       (50,000)                -
   Sales of short-term investments                                                         44,804            12,123
   Purchases of short-term investments                                                    (12,176)          (15,190)
   Restricted cash                                                                         (3,060)                -
   Proceeds from the repayment of the note receivable from Verestar                             -             2,500
   Cash paid for investments in affiliates                                                   (562)           (1,210)
   Sales of property and equipment                                                             74                 -
   Purchases of property and equipment                                                         (9)             (170)
   Cash paid for acquisitions, net of cash acquired and acquisition costs                       -              (105)
                                                                                     -------------     -------------
           Net cash used in investing activities                                          (20,929)           (2,052)
                                                                                     -------------     -------------
Cash flows from financing activities:
   Payment of dividend on preferred stock                                                  (2,788)                -
   Proceeds from issuance of common stock in connection with the exercise
     of options                                                                                77                12
                                                                                     -------------     -------------
           Net cash (used in) provided by financing activities                             (2,711)               12
Effect of exchange rate changes on cash and cash equivalents                                   46                 -
                                                                                     -------------     -------------
Net decrease in cash and cash equivalents                                                 (26,467)           (4,764)
Cash and cash equivalents, beginning of period                                             34,759             6,897
                                                                                     -------------     -------------
Cash and cash equivalents, end of period                                                 $  8,292          $  2,133
                                                                                     =============     =============


    See accompanying notes to condensed consolidated financial statements.

(1)  Description of the Business

     SkyTerra Communications, Inc. (the "Company") operates its business through a group of complementary companies in the telecommunications industry. These companies include: (i) Hughes Network Systems, LLC ("HNS"), a leading provider of broadband satellite networks and services to the enterprise market and satellite Internet access to the North American consumer market; (ii) the Mobile Satellite Venture, L.P. joint venture ("MSV Joint Venture"), a joint venture which provides mobile digital voice and data communications services via satellite; (iii) Electronic System Products, Inc. ("ESP"), a product development and engineering services firm and (iv) AfriHUB, LLC ("AfriHUB"), an early stage company that provides a limited amount of satellite based Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities while it actively pursues opportunities to provide technical training in the Nigerian market. The Company completed its acquisition of 50% of the equity interests of HNS in April 2005 and serves as its managing member.

     The Company is headquartered in New York, New York.

 (2) Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2004 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year's presentation.

(3)  Interest in the MSV Joint Venture

   MSV Joint Venture

     The Company's 80% owned MSV Investors, LLC subsidiary (the "MSV Investors Subsidiary") owns approximately 23% of the limited partnership interests (on an undiluted basis) of the MSV Joint Venture, a joint venture that also includes TMI Communications, Inc. ("TMI"), Motient Corporation ("Motient") and certain other investors (the "Other MSV Investors"). The Company accounts for its interest in the MSV Joint Venture under the equity method and, accordingly, records its proportionate share of the net loss of the MSV Joint Venture, subject to certain adjustments. These adjustments relate primarily to the amortization of the excess of the Company's carrying amount over its proportionate share of the MSV Joint Venture's net assets on the date of conversion. This excess is being amortized over the remaining useful life of certain MSV Joint Venture long-lived assets on a straight line basis. As of June 30, 2005, the Company's book investment exceeded its proportionate share of the MSV Joint Venture's net assets by approximately $1.5 million.

     The following table presents summarized consolidated financial information for the MSV Joint Venture for the periods indicated. Certain reclassifications have been made to the MSV Joint Venture's consolidated balance sheet information as of December 31, 2004 and consolidated statement of operation information for the six months ended June 30, 2005 to reflect TerreStar Networks, Inc. ("TerreStar") as a discontinued operation which resulted from the exchange of the TerreStar Rights as discussed below.


                                                                                 June 30, 2005      December 31, 2004
                                                                                 ---------------    ------------------
                                                                                            (in thousands)
Consolidated balance sheet information:
     Current assets                                                                   $ 123,247           $   141,516
     Noncurrent assets                                                                  101,140               104,707
     Current liabilities                                                                  9,553                11,772
     Noncurrent liabilities                                                              21,763                21,386
     Minority interest                                                                        -                   101
     Partners' equity                                                                   193,071               212,964

                                                                                  Three Months         Six Months
                                                                                     Ended               Ended
                                                                                 June 30, 2005       June 30, 2005
                                                                                 ---------------    ----------------
                                                                                          (in thousands)
Consolidated statement of operations:
     Revenues                                                                         $   7,460           $ 14,650
     Loss from continuing operations                                                     (9,159)           (17,798)
     Net loss                                                                            (8,494)           (24,680)

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

   TerreStar Networks

     TerreStar was formed by the MSV Joint Venture to develop business opportunities related to the proposed receipt of certain licenses in the 2 GHz band. In December 2004, the MSV Joint Venture issued rights (the "TerreStar Rights") to receive all of the shares of common stock of TerreStar, then a wholly-owned subsidiary of the MSV Joint Venture, to the limited partners of the MSV Joint Venture, pro rata in accordance with each limited partner's percentage ownership. The TerreStar Rights were to automatically be exchanged for shares of TerreStar common stock on May 20, 2005. In connection with the distribution of the TerreStar Rights, TerreStar issued warrants to purchase shares of its common stock representing 3% of the outstanding equity for an exercised price of $0.21 per share to certain of the Other MSV Investors. These warrants were exercised in March 2005. On May 11, 2005, TerreStar raised $200.0 million in cash by selling common stock to Motient at a purchase price of $24.42 per share (the "TerreStar Private Placement"), raising Motient's ownership of TerreStar to approximately 61% on an undiluted basis. In connection with the TerreStar Private Placement, the TerreStar Rights were exchanged for shares of TerreStar common stock. Following these transactions, the Company's MSV Investors Subsidiary owns 5,303,315 shares of TerreStar common stock, or approximately 17% of TerreStar on an undiluted basis, and is accounting for its interest in TerreStar under the cost method. In accordance with Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions," the Company's carrying value for its interest in TerreStar is based on its pro rata share of the MSV Joint Venture's carrying value for TerreStar before the distribution. As the MSV Joint Venture had no carrying value for its interest in TerreStar, the Company has not recorded any carrying value for its interest in TerreStar on the accompanying condensed consolidated balance sheets.

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

(4)  Interest in Hughes Network Systems

     In April 2005, the Company completed its acquisition of 50% of the Class A equity interests of HNS from Hughes Network Systems, Inc. ("HNSI"), a wholly owned subsidiary of The DIRECTV Group, Inc. ("DIRECTV"), for $50.0 million in cash and 300,000 shares of the Company's common stock. The acquisition occurred pursuant to an agreement among the Company, DIRECTV, HNSI and HNS, dated December 3, 2004, as amended. Immediately prior to the acquisition, HNSI contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and carrier businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development, to HNS, which at the time was a wholly-owned subsidiary of HNSI. In consideration for the contribution of assets by HNSI, HNS paid HNSI $190.7 million of cash. This payment represents the $201.0 million stated in the agreement less an estimated purchase price adjustment of $10.3 million, which is subject to further adjustment depending principally upon the closing value of HNS' working capital (as defined in the agreement). Concurrently, HNS incurred $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. The Company and HNSI have each pledged their respective equity interest in HNS to secure the obligations of HNS under the term indebtedness. The indebtedness is otherwise non-recourse to the Company or HNSI. Following the acquisition, the Company serves as the managing member of HNS.

     The HNS limited liability agreement allows for the issuance of Class B equity interests which are entitled to receive a pro rata share of any capital gains upon, among other things, a sale of HNS. In April 2005, Class B equity interests were issued to certain members of HNS' senior management and the Company's chief executive officer and president entitling the holders to approximately 4% of any capital gains resulting from a qualifying transaction. These Class B equity interests are subject to certain vesting requirements, with 50% of the Class B equity interests subject to time vesting over five years and the other 50% vesting based upon certain performance milestones. If the Company acquires the remaining 50% of the outstanding Class A equity interests, then one year following such a transaction, at the holders' election, vested Class B equity interests could be exchanged for common stock of the Company. The number of shares of the Company's common stock to be issued upon such exchange would be based upon the fair market value of such vested Class B equity interest divided by the value of the Company's common stock at such time.

     In addition, in July 2005, HNS adopted an incentive plan pursuant to which bonus units representing up to aproximately 4% of the increase in the value of HNS are available for grant to its employees. The bonus units provide for time vesting over five years subject to a participant's continued employment with HNS and reflect a right to receive a cash payment upon a change of control of HNS (but excluding the acquisition by the Company of the remaining 50% of the outstanding Class A equity interests) or a sale of substantially all of the assets of HNS. Pursuant to the plan, if the Company acquires the remaining 50% of the outstanding Class A equity interests and a participant in the plan is still employed by HNS at such time, then the participant's vested bonus units would be exchanged for common stock of the Company. The number of shares of the Company's common stock to be issued upon such exchange would be based upon the fair market value of such vested bonus unit divided by the value of the Company's common stock at such time.

     The Company accounts for its interest in HNS under the equity method in accordance with Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"), as HNS is a variable interest entity as defined in FIN 46R and the Company is not the primary beneficiary as defined in FIN 46R. Accordingly, the Company records its proportionate share of the net income of HNS, subject to certain adjustments. These adjustments relate primarily to the amortization of the excess the Company's proportionate share of HNS' net assets over the Company's carrying amount on the date of acquisition. This excess is being amortized over the remaining useful life of certain HNS long-lived assets on a straight line basis. As of June 30, 2005, the Company's proportionate share of HNS' net assets exceeded its book investment by approximately $11.8 million.

     The following table presents summarized consolidated financial information for HNS for the periods indicated:


                                                                                 June 30, 2005
                                                                                 ---------------
                                                                                 (in thousands)
Consolidated balance sheet information:
     Current assets                                                                   $ 453,009
     Noncurrent assets                                                                  280,847
     Current liabilities                                                                203,187
     Noncurrent liabilities                                                             379,466
     Minority interest                                                                    7,236
     Owners' equity                                                                     143,967

                                                                                 April 23, 2005
                                                                                        to
                                                                                  June 30, 2005
                                                                                 ---------------
                                                                                  (in thousands)
Consolidated statement of operations:
     Revenues                                                                         $ 154,719
     Income from operations                                                              16,808
     Net income                                                                          12,402

     As of December 31, 2004, the Company had incurred approximately $5.0 million of transaction costs, including legal, accounting and other costs directly related to the transaction. These costs are included in deferred transaction costs on the accompanying condensed consolidated balance sheets. At closing of the acquisition, HNS either paid these costs directly or reimbursed the Company for amounts paid by the Company.

(5)  Variable Interest Entities

     (a) Interest in Navigauge

     As of June 30, 2005, the Company owned approximately 39% of the outstanding equity interests of Navigauge, Inc. ("Navigauge") on an undiluted basis. Navigauge is a privately held media and marketing research firm that collects data on in-car radio usage and driving habits of consumers and intends to market the aggregate data to radio broadcasters, advertisers and advertising agencies in the United States. From January 2005 through June 2005, the Company purchased additional short-term promissory notes from Navigauge with an aggregate principal amount of approximately $0.6 million. As of June 30, 2005, the Company holds short-term promissory notes from Navigauge with an aggregate principal amount of approximately $1.1 million and, following the impairment discussed below, no carrying amount on the accompanying condensed consolidated balance sheets.

     Although Navigauge is a variable interest entity as defined in FIN 46R, the Company is not the primary beneficiary as defined in FIN 46R. Accordingly, prior to the impairment discussed below, this investment was included in investments in affiliates on the accompanying condensed consolidated balance sheets and was being accounted for under the equity method with the Company's share of Navigauge's loss being recorded in loss on investments in affiliates on the accompanying condensed consolidated statements of operations. For each of the three and six months ended June 30, 2005, the Company's share of Navigauge's loss was $0.3 million. For the three and six months ended June 30, 2004, the Company's share of Navigauge's loss was $0.4 million and $0.5 million, respectively.

     As Navigauge was unsuccessful in raising the capital necessary to expand its service beyond the Atlanta market and in light of its prospects, during the six months ended June 30, 2005, the Company recognized a loss of approximately $1.3 million relating to the impairment of the aggregate remaining carrying amount of its equity interest in Navigauge and the short-term promissory notes. This loss is included in loss on investments in affiliates on the accompanying condensed consolidated statements of operations. In July 2005, Navigauge entered into a non-binding letter of intent to sell substantially all of its assets. The sale of the assets is subject to, among other things, completion of the buyer's due diligence and negotiation and execution of definitive documentation satisfactory to the parties. If the sale of the assets occurs on the terms set forth in the non-binding letter of intent, the Company would recover a certain amount on the short-term promissory notes with such amount being recorded as a gain on the accompanying condensed consolidated statements of operations.

     (b) Interest in Miraxis

     As of June 30, 2005, the Company owned approximately 40% of the ownership interests of Miraxis on an undiluted basis. Miraxis is a development stage company that has access to a Ka-band license so long as it implements its business plan to provide satellite based multi-channel, broadband data and video services in North America. The Company's President and Chief Executive Officer holds an approximate 1% interest in Miraxis. As Miraxis is a variable interest entity as defined in FIN 46R and the Company is the primary beneficiary as defined in FIN 46R, the operating results and financial position of Miraxis have been included in the condensed consolidated financial statements.

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

     The following table provides a reconciliation of the shares used in calculating earnings (loss) per common share:


                                                       Three Months Ended June 30,          Six Months Ended June 30,
                                                     ---------------------------------    -------------------------------
                                                         2005               2004              2005             2004
                                                     --------------    ---------------    --------------   --------------
Weighted average common shares outstanding - basic      17,634,454         15,059,698        17,518,713       15,061,753
Common shares issuable upon exercise of stock
   options and warrants                                  1,122,794            647,937                 -          582,185
                                                     --------------    ---------------    --------------   --------------
Weighted average common shares outstanding -
   diluted                                              18,757,248         15,707,635        17,518,713       15,643,938
                                                     ==============    ===============    ==============   ==============

     During all periods presented, the Company had certain stock options and warrants outstanding, which could potentially dilute basic earnings (loss) per common share in the future, but were excluded in the computation of diluted earnings (loss) per common share in such periods, as their effect would have been antidilutive. For the three and six months ended June 30, 2005, stock options and warrants exercisable for 1,556,609 shares and 3,260,476 shares of common stock, respectively, were excluded from the computation of diluted earnings (loss) per common share, as they were antidilutive. For each of the three and six months ended June 30, 2004, stock options and warrants exercisable for 1,734,650 shares of common stock were excluded from the computation of diluted earnings per common share, as they were antidilutive.

     During each of the three and six months ended June 30, 2005, 1,912,485 shares of common stock issuable upon the conversion of the preferred stock were excluded from the computation of diluted earnings (loss) per common share, as their effect would have been antidilutive. During each of the three and six months ended June 30, 2004, 1,750,374 shares of common stock issuable upon the conversion of the preferred stock were excluded from the computation of diluted earnings (loss) per common share, as their effect would have been antidilutive.

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

     APB Opinion No. 25 does not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally results in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of the Company's common stock and vesting schedules of underlying awards. As a result of the re-pricing of certain stock options in 2001 and 2002, the Company recognized compensation contra-expense of approximately $0.1 million for the three months ended June 30, 2005 and compensation expense of approximately $0.3 million for the six months ended June 30, 2005. As a result of the re-pricing of those certain stock options, for the three and six months ended June 30, 2004, the Company recognized compensation expense of approximately $0.7 million and $1.0 million, respectively.

     The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards:


                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                          -----------------------------    -----------------------------
                                                              2005            2004             2005            2004
                                                          -------------    ------------    -------------   -------------
Net income (loss), as reported                                $  3,746      $   23,301       $  (2,736)     $    23,337
Add:  Stock-based compensation expense, as reported                 27             733             726              996
Deduct:  Total stock-based compensation expense
   determined under fair value based method for all
   awards                                                         (411)            (72)           (905)            (137)
                                                          -------------    ------------    -------------   -------------
Pro forma net income (loss)                                   $  3,362      $   23,962       $  (2,915)     $    24,196
                                                          =============    ============    =============   =============

Basic earnings (loss) per common share:
   As reported                                                $   0.07      $     1.38      $    (0.44)     $      1.22
   Pro forma                                                  $   0.05      $     1.43      $    (0.45)     $      1.28

Diluted earnings (loss) per common share:
   As reported                                                $   0.06      $     1.33      $    (0.44)     $      1.18
   Pro forma                                                  $   0.05      $     1.37      $    (0.45)     $      1.23

     For the three months ended June 30, 2005, the Company issued options to purchase 72,500 shares of common stock at a weighted average fair value of $15.78 using the Black-Scholes option pricing model. For the six months ended June 30, 2005, the Company issued options to purchase 152,500 shares of common stock at a weighted average fair value of $16.82 using the Black-Scholes option pricing model. For the three months ended June 30, 2004, the Company issued options to purchase 35,000 shares of common stock at a weighted average fair value of $3.63 using the Black-Scholes option pricing model. For the six months ended June 30, 2004, the Company issued options to purchase 180,000 shares of common stock at a weighted average fair value of $2.13 using the Black-Scholes option pricing model.

(8)    Segment Information

     The segment information is reported along the same lines that our chief operating decision maker reviews the operating results in assessing performance and allocating resources. Accordingly, the Company's consolidated operations have been classified into five reportable segments: the MSV Joint Venture, HNS, ESP, AfriHUB and Parent and other. The MSV Joint Venture, which became a reportable segment following the November 2004 conversion of the notes receivable into limited partnership interests of the MSV Joint Venture, provides mobile digital voice and data communications services via satellite. HNS, which became a reportable segment following the April 2005 acquisition by the Company, is a provider of broadband satellite networks and services to the enterprise market and satellite Internet access to the North American consumer market. ESP, which became a reportable segment following the August 2003 acquisition by the Company, is an engineering services firm with expertise in the design and manufacturing of electronic products and systems across many disciplines of electrical engineering. AfriHUB, which became a reportable segment following the April 2004 acquisition by the Company, provides a limited amount of satellite based Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities while it explores opportunities to provide technical training in the Nigerian market. Parent and other includes the Company, other consolidated entities other than ESP and AfriHUB and eliminations.

     The following table presents certain financial information on the Company's reportable segments for the three months ended June 30, 2005. The HNS column represents the results of operations for the period following the April 22, 2005 acquisition through June 30, 2005. Since our 23% share of the results of MSV Joint Venture's operations and our 50% share of the results of HNS' operations are already included in the Parent and Other column, the Eliminate MSV Joint Venture and HNS column removes the results of the MSV Joint Venture and HNS shown in the MSV Joint Venture and HNS columns.


                                                                                                      Eliminate
                                       MSV                                                            MSV Joint
                                      Joint                                              Parent        Venture
                                     Venture        HNS          ESP        AfriHUB     and Other      and HNS      Consolidated
                                    ----------   -----------  ----------   ----------   ----------   ------------   -------------
                                                                           (in thousands)
Revenues                               $7,460    $  154,719    $    112       $   84     $      -     $ (162,179)       $    196
Operating expenses                    (16,619)     (137,911)       (144)        (734)      (1,906)       154,530          (2,784)
                                    ----------   -----------  ----------   ----------   ----------   ------------   -------------
(Loss) income from continuing
  operations                           (9,159)       16,808         (32)        (650)      (1,906)        (7,649)         (2,588)
Interest income (expense), net            900        (3,820)        (15)         (23)         357          2,920             319
Equity in earnings of Hughes
  Network Systems, LLC                      -             -           -            -        6,523              -           6,523
Equity in loss of Mobile Satellite
  Ventures LP                               -             -           -            -         (777)             -            (777)
Loss on investments in affiliates           -             -           -            -         (186)             -            (186)
Other income (expense), net               595          (447)         (7)         (45)         328           (148)            276
Minority interest                          25          (139)          -            -          179            114             179
Loss from discontinued operations        (855)            -           -            -            -            855               -
                                    ----------   -----------  ----------   ----------   ----------   ------------   -------------
Net (loss) income                    $ (8,494)    $  12,402    $    (54)      $ (718)    $  4,518     $   (3,908)       $  3,746
                                    ==========   ===========  ==========   ==========   ==========   ============   =============

     The following table presents certain financial information on the Company's reportable segments for the six months ended June 30, 2005. The HNS column represents the results of operations for the period following the April 22, 2005 acquisition through June 30, 2005. Since our 23% share of the results of MSV Joint Venture's operations and our 50% share of the results of HNS' operations are already included in the Parent and Other column, the Eliminate MSV Joint Venture and HNS column removes the results of the MSV Joint Venture and HNS shown in the MSV Joint Venture and HNS columns.


                                                                                                      Eliminate
                                       MSV                                                            MSV Joint
                                      Joint                                               Parent       Venture
                                     Venture        HNS          ESP        AfriHUB     and Other      and HNS       Consolidated
                                    ----------   -----------  ----------   ----------   ----------   ------------   -------------
                                                                           (in thousands)
Revenues                            $  14,650    $  154,719      $  247     $    146     $      -    $  (169,369)       $    393
Operating expenses                    (32,448)     (137,911)       (400)      (1,271)      (3,941)       170,359          (5,612)
                                    ----------   -----------  ----------   ----------   ----------   ------------   -------------
(Loss) income from continuing
  operations                          (17,798)       16,808        (153)      (1,125)      (3,941)           990          (5,219)
Interest income (expense), net          1,573        (3,820)        (30)         (37)         927          2,247             860
Equity in earnings of Hughes
  Network Systems, LLC                      -             -           -            -        6,523              -           6,523
Equity in loss of Mobile Satellite
  Ventures LP                               -             -           -            -       (4,500)             -          (4,500)
Loss on investments in affiliates           -             -           -            -       (1,642)             -          (1,642)
Other income (expense), net             1,333          (447)         45          (71)         343           (886)            317
Minority interest                          31          (139)          -            -          925            108             925
Loss from discontinued operations      (9,819)            -           -            -            -          9,819               -
                                    ----------   -----------  ----------   ----------   ----------   ------------   -------------
Net (loss) income                   $ (24,680)   $   12,402      $ (138)    $ (1,233)    $ (1,365)   $    12,278        $ (2,736)
                                    ==========   ===========  ==========   ==========   ==========   ============   =============

     The following table presents certain financial information on the Company's reportable segments for the three months ended June 30, 2004:


                                                                                        Parent
                                                           ESP          AfriHUB       and Other      Consolidated
                                                           ---          -------       ---------      ------------
                                                                             (in thousands)
Revenues                                                     $ 543         $     -      $      -         $    543
Operating expenses                                            (858)          (462)        (1,688)          (3,008)
                                                        -----------    -----------    -----------    -------------
Loss from operations                                          (315)          (462)        (1,688)          (2,465)
Interest (expense) income, net                                 (18)             -          5,447            5,429
Loss on investments in affiliates                              (89)             -           (283)            (372)
Other income, net                                              722              -         20,146           20,868
Minority interest                                                -             92           (251)            (159)
                                                        -----------    -----------    -----------    -------------
Net income (loss)                                            $ 300         $ (370)      $ 23,371         $ 23,301
                                                        ===========    ===========    ===========    =============

     The following table presents certain financial information on the Company's reportable segments for the six months ended June 30, 2004:


                                                                                        Parent
                                                           ESP          AfriHUB       and Other      Consolidated
                                                           ---          -------       ---------      ------------
                                                                             (in thousands)
Revenues                                                   $ 1,360          $   -        $     -          $ 1,360
Operating expenses                                          (1,934)          (462)        (3,139)          (5,535)
                                                        -----------    -----------    -----------    -------------
Loss from operations                                          (574)          (462)        (3,139)          (4,175)
Interest (expense) income, net                                 (35)             -          7,625            7,590
Loss on investments in affiliates                             (164)             -           (359)            (523)
Other income, net                                              741              -         20,163           20,904
Minority interest                                                -             92           (551)            (459)
                                                        -----------    -----------    -----------    -------------
Net (loss) income                                          $   (32)         $(370)      $ 23,739         $ 23,337
                                                        ===========    ===========    ===========    =============

(9)   Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

     As a result of the Company's decision to cease providing funding to AfriHUB, as of June 30, 2005, we evaluated AfriHUB's long-lived assets for recoverability and determined that the undiscounted cash flows over the remaining expected life of the two established centers was less than the carrying value of the assets relating to those centers. Accordingly, the Company assessed the fair value of these assets by estimating the recoverability of the computers and equipment upon a sale. The Company recognized a non-cash impairment loss relating to the computers and equipment as their carrying value exceeded the fair value by approximately $0.4 million.

(10)  Discontinued Operations

     From 1998 through the third quarter of 2001, the Company's principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket, Inc. subsidiary ("LiveMarket"), was made at the end of the third quarter of 2001. As of June 30, 2005, cash of approximately $10,000 (excluding the $0.3 million of cash collateralizing a letter of credit) was the remaining asset of Rare Medium, Inc. and LiveMarket. The liabilities of these subsidiaries totaled approximately $2.3 million, consisting of accounts payable and accrued expenses. Included in the total liabilities of these subsidiaries is $1.0 million related to a lease obligation which is guaranteed by the Company. The total maximum potential liability of this guarantee is approximately $3.7 million, subject to certain defenses by the Company. Rare Medium, Inc. holds $0.3 million of cash in a certificate of deposit which is maintained as collateral for a letter of credit supporting the lease obligation. For the three and six months ended June 30, 2005 and 2004, the Company did not recognize any gains or losses as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than or greater than their recorded amounts.

(11)  Related Party Transactions

     During the three and six months ended June 30, 2005, ESP recognized revenues totaling nil and $11,000, respectively, for certain services provided to the MSV Joint Venture. During the three and six months ended June 30, 2004, ESP recognized revenues totaling approximately $0.1 million and $0.4 million, respectively, for certain services provided to Navigauge and the MSV Joint Venture.

 (12) Commitments and Contingencies

   Regulatory

     In April 2005, the Federal Communications Commission ("FCC") approved a license application submitted by the Company which provides the Company with access to a satellite orbital slot. To ensure that the Company complies with certain milestones with respect to the construction, launch and initial operation of a satellite in the orbital slot, the FCC requires the Company to maintain a surety bond with an initial amount of $3.0 million. As the milestones are achieved over a five year schedule, the amount of the surety bond will be reduced. To secure the insurance company's obligation under the surety bond, the Company must maintain a letter of credit in an amount equal to the value of the surety bond. The letter of credit agreement requires the Company to maintain a restricted cash account for 102% of the amount of the letter of credit. As of June 30, 2005, the Company had approximately $3.1 million in the restricted cash account.

   Litigation

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

     In August 2003, a former employee of the Company's discontinued services subsidiary, filed a putative class action against Rare Medium, Inc. and the Company, and certain other former subsidiaries that were merged into Rare Medium, Inc., in Los Angeles County Superior Court captioned Joe Robuck, individually and on behalf of all similarly situated individuals v. Rare Medium Group, Inc., Rare Medium L.A., Inc., Rare Medium, Inc., and Rare Medium Dallas, Inc., Los Angeles County Superior Court Case No. BC300310. The plaintiff filed the action as a putative class action and putative representative action asserting that: (i) certain payments were purportedly due and went unpaid for overtime for employees with five job titles; (ii) certain related violations of California's overtime statute were committed when these employees were not paid such allegedly due and unpaid overtime at the time of their termination; and (iii) certain related alleged violations of California's unfair competition statute were committed. Plaintiff seeks to recover for himself and all of the putative class, alleged unpaid overtime, waiting time penalties (which can be up to 30 days' pay for each person not paid all wages due at the time of termination), interest, attorneys' fees, costs and disgorgement of profits garnered as a result of the alleged failure to pay overtime. The plaintiff has served discovery requests and all of the defendants have submitted objections and do not intend to provide substantive responses until the Court determines whether the plaintiff must arbitrate his individual claims. In February 2005, the Company and Rare Medium, Inc. reached an agreement in principle with the plaintiff pursuant to which the class action will be dismissed without prejudice. As part of the agreement, the Company and Rare Medium, Inc. will receive releases from thirteen individuals, each of whom will each receive an immaterial settlement payment. The agreements are subject to the Court's dismissal of the action without prejudice. Should Court approval not be received, the Company and Rare Medium, Inc. expect to continue to vigorously dispute this action.

     The Company's discontinued services subsidiary is currently a defendant in an action brought by a former landlord in New York State Supreme Court titled Forty Four Eighteen Joint Venture v. Rare Medium, Inc., Index 602632/03. The landlord claimed unspecified amounts for breach of the lease. In August 2005, Rare Medium, Inc. reached an agreement in principle to settle the matter for approximately $0.3 million which is payable in October 2005. If Rare Medium, Inc. fails to make such payment on time, the landlord's claim against Rare Medium, Inc. would be increased to $0.6 million.

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

Overview

     We operate our business through a group of complementary companies in the telecommunications industry, including HNS, the MSV Joint Venture, ESP and AfriHUB. Our acquisition of a 50% interest in HNS, a leading provider of broadband satellite networks and services to the enterprise market and satellite Internet access to the North American consumer market, was completed in April 2005. We are currently engaged in a number of other separate and unrelated preliminary discussions concerning possible joint ventures and other transactions. We are in the early stages of such discussions and have not entered into any definitive agreements with respect to any material transaction, other than what has been described in this Form 10-Q. Prior to consummating any transaction, we will have to, among other things, initiate and satisfactorily complete a due diligence investigation, negotiate the financial and other terms (including price) and conditions of such transaction, obtain appropriate board of directors', regulatory and other necessary consents and approvals and secure financing, to the extent deemed necessary.

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

     During 2004, our consolidated revenues were primarily derived from fees generated from services performed by ESP. During the fourth quarter of 2004, ESP experienced a significant decline in demand for its services, including from its existing customers. As a result, in January 2005, ESP reduced its workforce from 21 employees to four employees to compensate for the reduced cash inflows. ESP is still performing services for a limited number of clients; however, it is no longer seeking new client engagements and is instead focusing on exploiting its intellectual property portfolio.

     In April 2004, we acquired a controlling interest in AfriHUB. AfriHUB's plan was to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. While establishing centers which provide these services on two university campuses during the fourth quarter of 2004, AfriHUB experienced significant unanticipated delays and costs in opening these facilities, as well as greater price sensitivity within the university communities. As a result, AfriHUB recorded an impairment charge of approximately $0.8 million in December 2004 and suspended its planned roll out of service to additional campuses. While AfriHUB is actively pursuing other opportunities to provide technical training in the Nigerian market, including establishing a facility on a single additional campus, we have decided to cease providing funding to AfriHUB. AfriHUB's management is exploring alternate financing opportunities, including third party funding. However, given the uncertainty with respect to AfriHUB's future prospects, we have recorded an impairment charge of approximately $0.4 million during the three months ended June 30, 2005 relating to the remaining value of AfriHUB's long-lived assets.

     Since October 2004, Navigauge has been attempting to raise capital to expand its data measurement capabilities beyond the Atlanta market. Other than an aggregate of $1.0 million of short-term promissory notes purchased by us from October 2004 through April 2005 and an aggregate of $1.0 million of short-term promissory notes purchased by other existing investors during the same time period, Navigauge has been unsuccessful in raising such capital. Accordingly, in light of its prospects, Navigauge's board of directors is evaluating whether to cease the operations of the company. Accordingly, during the six months ended June 30, 2005, we recognized a loss of $1.3 million relating to the impairment of the aggregate remaining carrying amount of our equity interest in Navigauge and the short-term promissory notes. This loss is included in loss on investments in affiliates on the condensed consolidated statements of operations. In July 2005, Navigauge entered into a non-binding letter of intent to sell substantially all of its assets. The sale of the assets is subject to, among other things, completion of the buyer's due diligence and negotiation and execution of definitive documentation satisfactory to the parties. If the sale of the assets occurs on the terms set forth in the non-binding letter of intent, the Company would recover a certain amount on the short-term promissory notes with such amount being recorded as a gain on the condensed consolidated statements of operations.

     To execute its business plan, Miraxis needed to raise significant amounts of capital in order to launch several satellites. Other than an aggregate of $0.1 million of promissory notes purchased by us from January 2004 through June 2005, Miraxis has been unsuccessful in raising capital. Accordingly, Miraxis' board of directors is expected to dissolve the company in the near future. The dissolution of Miraxis would not have a material impact on our financial position or results of operations.

Results of Operations for the Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

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

     Revenues for the three months ended June 30, 2005 decreased to $0.2 million from $0.5 million for the three months ended June 30, 2004, a decrease of $0.3 million. This decrease was due to a significant decline in demand for ESP's services in the fourth quarter of 2004, partially offset by revenues from license fees generated by ESP's intellectual property portfolio and services provided by AfriHUB at centers opened on two university campuses in Nigeria during the fourth quarter of 2004. As ESP is no longer seeking new client engagements and continues to focus on exploiting its intellectual property portfolio and AfriHUB suspended its planned roll out of service to several additional campuses, we expect revenues in the remaining quarters of 2005 to remain relatively unchanged.

   Cost of Revenues

     Cost of revenues includes the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues also includes the costs incurred by AfriHUB to provide Internet access and calling services. Cost of revenues for the three months ended June 30, 2005 decreased to $0.2 million from $0.6 million for the three months ended June 30, 2004, a decrease of $0.4 million. This decrease was due to the reduction in ESP's workforce in January 2005, partially offset by costs incurred by AfriHUB following the opening of two centers at two university campuses in Nigeria during the fourth quarter of 2004. As these costs relate to our current operations, we expect cost of revenues to remain relatively unchanged in future period as ESP has substantially completed the reduction in its workforce and AfriHUB has suspended its planned roll out of service to several additional campuses.

   Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the three months ended June 30, 2005 decreased to $2.1 million from $2.4 million for the three months ended June 30, 2004, a decrease of $0.3 million. This decrease relates primarily to the $0.7 million decrease in non-cash compensation expense related to the 2002 and 2001 repricing of certain stock options and a $0.2 million decrease in expenses incurred by each of AfriHUB and ESP in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Partially offsetting these decreases were a $0.6 million increase in professional fees related primarily to the registration of the common stock sold in the December 2004 private placement and several transactions which were not consummated and a $0.1 million increase in non-cash compensation expense related to an option to purchase our common stock issued to a consultant in June 2004. As these costs relate to our current operations, we expect our selling, general and administrative expense, excluding fluctuations arising from the non-cash items noted above, to decrease in future periods as ESP has significantly reduced the size of its operations and AfriHUB has suspended the planned roll out of its service to several additional university campuses.

   Depreciation and Amortization Expense

     Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of the financing costs associated with the issuance of our Series A convertible preferred stock. Depreciation and amortization expense for the three months ended June 30, 2005 increased to approximately $54,000 from approximately $35,000 for the three months ended June 30, 2004, an increase of approximately $19,000. This increase is primarily the result of the capital expenditures made by AfriHUB to build the network infrastructure necessary for it to launch its service. Given the reduction in ESP's workforce and the suspension of AfriHUB's planned roll out to several additional university campuses, we anticipate that our capital expenditures with respect to these two entities will remain nominal in future periods, except to the extent AfriHUB is able to secure third party funding to finance the establishment of a single additional campus.

   Impairment Charge

     As a result of our decision to cease providing funding to AfriHUB, as of June 30, 2005, we evaluated AfriHUB's long-lived assets for recoverability and determined that the undiscounted cash flows over the remaining expected life of the two established centers was less than the carrying value of the assets relating to those centers. Accordingly, we assessed the fair value of these assets by estimating the recoverability of the computers and equipment upon a sale. We recognized a non-cash impairment loss relating to the computers and the equipment as their carrying value exceeded the fair value by approximately $0.4 million.

   Interest Income, Net

     Interest income, net for the three months ended June 30, 2005 is comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments. Interest income, net for the three months ended June 30, 2004 is comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments and on our notes receivable from the MSV Joint Venture, Verestar and Motient. Interest income, net for the three months ended June 30, 2005 decreased to $0.3 million from $5.4 million for the three months ended June 30, 2004, a decrease of $5.1 million. This decrease relates primarily to the conversion of our notes receivable from the MSV Joint Venture in November 2004 and the collection of all amounts due under the notes receivable from Motient and Verestar in 2004.

   Equity in Earnings of Hughes Network Systems, LLC

     Following our April 2005 acquisition of a 50% interest in HNS, we account for our interest in HNS under the equity method in accordance with FIN 46R, as HNS is a variable interest entity as defined in FIN 46R and we are not the primary beneficiary as defined in FIN 46R. Accordingly, we record income relating to our proportionate share of HNS' net income. For the period following the April 22, 2005 acquisition through June 30, 2005, we recorded income of approximately $6.5 million.

   Equity in Loss of Mobile Satellite Ventures LP

     In November 2004, our notes receivable from the MSV Joint Venture, held through our 80% owned MSV Investors Subsidiary, converted into approximately 23% of the outstanding limited partnership interests in the MSV Joint Venture. Following the conversion, we account for our interest in the MSV Joint Venture under the equity method and record expense relating to our proportionate share of the MSV Joint Venture's net loss. For the three months ended June 30, 2005, we recorded expense of approximately $0.8 million.

   Loss on Investment in Affiliates

     For the three months ended June 30, 2005, we recorded a loss on investments in affiliates of approximately $0.2 million relating to the impairment of the short-term promissory notes purchased from Navigauge. For the three months ended June 30, 2004, recorded a loss on investments in affiliates of approximately $0.4 million relating to our proportionate share of Navigauge's net loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

   Minority Interest

     For the three months ended June 30, 2005, we recorded minority interest of approximately $0.2 million relating to the equity in loss of the MSV Joint Venture which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary. For the three months ended June 30, 2004, we recorded minority interest of approximately $0.2 million relating to the $0.3 million of equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary, partially offset by the $0.1 million of equity in loss attributable to the other shareholders in AfriHUB.

   Net Income Attributable to Common Stockholders

     For the three months ended June 30, 2005 and 2004, we recorded net income attributable to common stockholders of approximately $1.3 million and $20.8 million, respectively. Included in net income attributable to common stockholders for each of the three months ended June 30, 2005 and 2004 was $2.5 million of dividends and accretion related to our Series A convertible preferred stock. Dividends were accrued related to amounts payable quarterly on our Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Results of Operations for the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

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

     Revenues for the six months ended June 30, 2005 decreased to $0.4 million from $1.4 million for the six months ended June 30, 2004, a decrease of $1.0 million. This decrease was due to a significant decline in demand for ESP's services in the fourth quarter of 2004, partially offset by revenues from license fees generated by ESP's intellectual property portfolio and services provided by AfriHUB at centers opened on two university campuses in Nigeria during the fourth quarter of 2004. As ESP is no longer seeking new client engagements and continues to focus on exploiting its intellectual property portfolio and AfriHUB has suspended its planned roll out of service to several additional campuses, we expect revenues in the remaining quarters of 2005 to remain relatively unchanged.

   Cost of Revenues

     Cost of revenues includes the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues also includes the costs incurred by AfriHUB to provide Internet access and calling services. Cost of revenues for the six months ended June 30, 2005 decreased to $0.4 million from $1.3 million for the six months ended June 30, 2004, a decrease of $0.9 million. This decrease was due to the reduction in ESP's workforce in January 2005, partially offset by costs incurred by AfriHUB following the opening of two centers at two university campuses in Nigeria during the fourth quarter of 2004. As these costs relate to our current operations, we expect cost of revenues to remain relatively unchanged in future period as ESP has substantially completed the reduction in its workforce and AfriHUB has suspended its planned roll out of service to several additional campuses.

   Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the six months ended June 30, 2005 increased to $4.7 million from $4.1 million for the six months ended June 30, 2004, an increase of $0.6 million. This increase relates primarily to the $0.6 million increase in professional fees related primarily to the registration of the common stock sold in the December 2004 private placement and several transactions which were not consummated, a $0.4 million increase in non-cash compensation expense related to an option to purchase our common stock issued to a consultant in June 2004 and a $0.3 million increase in expenses incurred be AfriHUB in the six months ended June 30, 2005 as compared to the three months ended June 30, 2004. Partially offsetting these increases were a $0.6 million decrease in non-cash compensation expense related to the 2002 and 2001 repricing of certain stock options and a $0.4 million decrease in expenses incurred by ESP in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As these costs relate to our current operations, we expect our selling, general and administrative expense, excluding fluctuations arising from the non-cash items noted above, to decrease in future periods as ESP has significantly reduced the size of its operations and AfriHUB has suspended the planned roll out of its service to several additional university campuses.

   Depreciation and Amortization Expense

     Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of the financing costs associated with the issuance of our Series A convertible preferred stock. Depreciation and amortization expense for the six months ended June 30, 2005 increased to approximately $0.1 million from approximately $50,000 for the six months ended June 30, 2004, an increase of approximately $59,000. This increase is primarily the result of the capital expenditures made by AfriHUB to build the network infrastructure necessary for it to launch its service. Given the reduction in ESP's workforce and the suspension of AfriHUB's planned roll out to several additional university campuses, we anticipate that our capital expenditures with respect to these two entities will remain nominal in future periods, except to the extent AfriHUB is able to secure third party funding to finance the establishment of a single additional campus.

   Impairment Charge

     As a result of our decision to cease providing funding to AfriHUB, as of June 30, 2005, we evaluated AfriHUB's long-lived assets for recoverability and determined that the undiscounted cash flows over the remaining expected life of the two established centers was less than the carrying value of the assets relating to those centers. Accordingly, we assessed the fair value of these assets by estimating the recoverability of the computers and equipment upon a sale. We recognized a non-cash impairment loss relating to the computers and equipment as their carrying value exceeded the fair value by approximately $0.4 million.

   Interest Income, Net

     Interest income, net for the six months ended June 30, 2005 is comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments. Interest income, net for the six months ended June 30, 2004 is comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments and on our notes receivable from the MSV Joint Venture, Verestar and Motient. Interest income, net for the six months ended June 30, 2005 decreased to $0.9 million from $7.6 million for the six months ended June 30, 2004, a decrease of $6.7 million. This decrease relates primarily to the conversion of our notes receivable from the MSV Joint Venture in November 2004 and the collection of all amounts due under the notes receivable from Motient and Verestar in 2004.

   Equity in Earnings of Hughes Network Systems, LLC

     Following our April 2005 acquisition of a 50% interest in HNS, we account for our interest in HNS under the equity method in accordance with FIN 46R, as HNS is a variable interest entity as defined in FIN 46R and we are not the primary beneficiary as defined in FIN 46R. Accordingly, we record income relating to our proportionate share of HNS' net income. For the period following the April 22, 2005 acquisition through June 30, 2005, we recorded income of approximately $6.5 million.

   Equity in Loss of Mobile Satellite Ventures LP

     In November 2004, our notes receivable from the MSV Joint Venture, held through our 80% owned MSV Investors Subsidiary, converted into approximately 23% of the outstanding limited partnership interests in the MSV Joint Venture. Following the conversion, we account for our interest in the MSV Joint Venture under the equity method and record expense relating to our proportionate share of the MSV Joint Venture's net loss. For the six months ended June 30, 2005, we recorded expense of approximately $4.5 million.

   Loss on Investment in Affiliates

     For the six months ended June 30, 2005, we recorded a loss on investments in affiliates of approximately $1.6 million consisting of $1.3 million relating to the impairment of the short-term promissory notes purchased from Navigauge and $0.3 million relating to our proportionate share of Navigauge's net loss. For the six months ended June 30, 2004, recorded a loss on investments in affiliates of approximately $0.5 million relating to our proportionate share of Navigauge's net loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

   Minority Interest

     For the six months ended June 30, 2005, we recorded minority interest of approximately $0.9 million relating to the equity in loss of the MSV Joint Venture which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary. For the six months ended June 30, 2004, we recorded minority interest of approximately $0.5 million relating to the $0.6 million of equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary, partially offset by the $0.1 million of equity in loss attributable to the other shareholders in AfriHUB.

   Net Income (Loss) Attributable to Common Stockholders

     For the six months ended June 30, 2005, we recorded net loss attributable to common stockholders of approximately $7.7 million. For the six months ended June 30, 2004, we recorded net income attributable to common stockholders of approximately $18.4 million. Included in net (loss) income attributable to common stockholders for the six months ended June 30, 2005 and 2004 was $5.0 million and $4.9 million, respectively, of dividends and accretion related to our Series A convertible preferred stock. Dividends were accrued related to amounts payable quarterly on our Series A convertible preferred stock and to the accretion of the carrying amount of the Series A convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

     We had approximately $35.4 million in cash, cash equivalents and short-term investments as of June 30, 2005. Cash used in operating activities was approximately $2.9 million for the six months ended June 30, 2005 and resulted primarily from cash used for general corporate overhead including payroll and professional fees.

     For the six months ended June 30, 2005, cash used in investing activities, excluding purchases and sales of short-term investments, was $53.6 million and resulted primarily from the $50.0 million used to purchase our 50% interest in HNS. We do not have any future funding commitments with respect to any of our investments.

   Hughes Network System Transaction

     On April 22, 2005, we completed the acquisition of 50% of the equity interests of HNS for $50.0 million in cash and 300,000 shares of the Company's common stock. Immediately prior to the acquisition, HNSI, a wholly-owned subsidiary of DIRECTV, contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and carrier businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development, to HNS, which at the time was a wholly-owned subsidiary of HNSI. In consideration for the contribution of assets by HNSI, HNS paid HNSI $190.7 million of cash. This payment represents the $201.0 million stated in the agreement less an estimated purchase price adjustment of $10.3 million, which is subject to further adjustment depending principally upon the closing value of HNS' working capital (as defined in the agreement). Concurrently, HNS incurred $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. We and HNSI have each pledged our respective equity interest in HNS to secure the obligations of HNS under the term indebtedness. Following the acquisition, we serve as the managing member of HNS. We account for our interest in HNS under the equity method in accordance with FIN 46R, as we are not the primary beneficiary, as defined in FIN 46R, of HNS.

   Series A Convertible Preferred Stock Dividend

     In accordance with the terms of our preferred stock, the holders are entitled to receive quarterly cash dividends commencing on July 1, 2004. The quarterly payment of approximately $1.4 million, for the three months ended December 31, 2004, was declared and paid on January 13, 2005. The quarterly payment of approximately $1.4 million, for the three months ended March 31, 2005, was declared on April 18, 2005 and paid on April 22, 2005. The quarterly payment of approximately $1.4 million, for the three months ended June 30, 2005, was declared and paid on July 22, 2005. The aggregate annual dividend payment will be approximately $5.6 million through the mandatory redemption on June 30, 2012 or such earlier time as the terms of the preferred stock are renegotiated.

Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), a revision of SFAS No. 123. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim period in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. As we currently account for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS No. 123R will have an impact on our results of operations. However, the extent of the impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net (loss) income and loss per share in Note 7 to our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   Interest Rate Risk

     As of June 30, 2005, we had $38.5 million of cash, cash equivalents, restricted cash and short-term cash investments. These cash, cash equivalents, restricted cash and short-term cash investments are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

   Foreign Currency Risk

     Through June 30, 2005, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative value of non-U.S. currencies to the U.S. dollars. Financial statements of AfriHUB's Nigerian operations are prepared using the Nigerian Naira as the functional currency. As we do not use derivative financial instruments to limit our exposure to fluctuations in the exchange rate with the Naira, we may experience gains or losses in future periods. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of Naira denominated assets and liabilities would be an estimated loss of less than $0.1 million as of June 30, 2005.

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

   Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     In August 2003, a former California employee of our discontinued services subsidiary, filed a putative class action against Rare Medium, Inc. and the Company, and certain other former subsidiaries that were merged into Rare Medium, Inc., in Los Angeles County Superior Court captioned Joe Robuck, individually and on behalf of all similarly situated individuals v. Rare Medium Group, Inc., Rare Medium L.A., Inc., Rare Medium, Inc., and Rare Medium Dallas, Inc., Los Angeles County Superior Court Case No. BC300310. The plaintiff filed the action as a putative class action and putative representative action asserting that: (i) certain payments were purportedly due and went unpaid for overtime for employees with five job titles; (ii) certain related violations of California's overtime statute were committed when these employees were not paid such allegedly due and unpaid overtime at the time of their termination; and (iii) certain related alleged violations of California's unfair competition statute were committed. Plaintiff seeks to recover for himself and all of the putative class, alleged unpaid overtime, waiting time penalties (which can be up to 30 days' pay for each person not paid all wages due at the time of termination), interest, attorneys' fees, costs and disgorgement of profits garnered as a result of the alleged failure to pay overtime. In February 2005, we reached an agreement in principle with the plaintiff's counsel pursuant to which the class action will be dismissed without prejudice. As part of the agreement, we will receive releases from thirteen individuals, each of whom will each receive an immaterial settlement payment. The agreements are subject to the Court's dismissal of the action without prejudice. Should Court approval not be received, we expect to continue to vigorously dispute this action.

     Our discontinued services subsidiary is currently a defendant in an action brought by a former landlord in New York State Supreme Court titled Forty Four Eighteen Joint Venture v. Rare Medium, Inc., Index 602632/03. The landlord claimed unspecified amounts for breach of the lease. In August 2005, Rare Medium, Inc. reached an agreement in principle to settle the matter for approximately $0.3 million which is payable in October 2005. If Rare Medium, Inc. fails to make such payment on time, the landlord's claim against Rare Medium, Inc. would be increased to $0.6 million.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits

     The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

           Exhibit
            Number                                    Description
            ------                                    -----------
             10.1      -  Hughes Network Systems, LLC Bonus Unit Plan
             31.1      -  Certification of Jeffrey A. Leddy, Chief Executive Officer and President of SkyTerra
                          Communications, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934,
                          as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
             31.2      -  Certification of Craig J. Kaufmann, Controller and Treasurer of SkyTerra Communications,
                          Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
             32.1      -  Certification of Jeffrey A. Leddy, Chief Executive Officer and President of SkyTerra
                          Communications, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section
                          906 of the Sarbanes-Oxley Act of 2002.
             32.2      -  Certification of Craig J. Kaufmann, Controller and Treasurer of SkyTerra Communications,
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


Date:  August 15, 2005            By:   /s/ JEFFREY A. LEDDY
                                        --------------------
                                        Jeffrey A. Leddy
                                        Chief Executive Officer and President
                                        (Principal Executive Officer and
                                          Principal Financial Officer)

Date:  August 15, 2005            By:   /s/ CRAIG J. KAUFMANN
                                        ---------------------
                                        Craig J. Kaufmann
                                        Controller and Treasurer
                                        (Principal Accounting Officer)