Form 10-K/A
period 2004-12-31
SKYTERRA COMMUNICATIONS INC
filed 2005-11-14
CIK 756502

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

                                Yes / / No /x/


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                         Yes / /      No /x/


The aggregate market value of the voting common stock held by non-affiliates of the registrant, as of June 30, 2004, was $31,922,127. All non-voting common stock was held by affiliates of the registrant.

As of November 9, 2005, 8,718,309 shares of our voting common stock and 8,990,212 shares of our non-voting common stock were outstanding.




Explanatory Paragraph

     The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of SkyTerra Communications, Inc. (the "Company"), filed with the Securities and Exchange Commission on March 31, 2005, is to amend and restate the Company's audited consolidated financial statements and related notes as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004. This Form 10-K/A also amends and restates Item 9A of Part II, Controls and Procedures. Except for the aforementioned changes, this Form 10-K/A does not modify or update any disclosure in the Company's Form 10-K, including the nature and character of such disclosure to reflect events occurring after the initial filing date of the Company's Form 10-K.

     This amendment reflects the restatement of the Company's consolidated financial statements to properly reflect, solely within the equity section of our consolidated balance sheets, the accounting for the dividends paid on the Company's Series A redeemable convertible preferred stock and the accretion of the carrying amount of the Series A redeemable convertible preferred stock up to its $100 per share face redemption amount. These dividends represent (i) the dividend paid quarterly in additional shares of Series A securities from the June 1999 issuance of the Series A redeemable convertible preferred stock through June 2004 and in cash subsequent to June 2004 and (ii) the deemed dividend relating to the beneficial conversion feature of the Series A redeemable convertible preferred stock and pay-in kind dividends recorded in 1999 and 2000. Cumulative dividends and accretion totaling $109.0 million as of December 31, 2004, including $9.9 million, $9.7 million and $10.9 million recorded for the years ended December 31, 2004, 2003 and 2002, respectively, were previously reported on the consolidated balance sheets and consolidated statements of changes in stockholders' equity (deficit) as increases in accumulated deficit. The consolidated balance sheets and consolidated statements of changes in stockholders' equity (deficit) have been restated to reflect these amounts as decreases in accumulated paid in capital. This restatement had no impact on our net income (loss) available to common stockholders, total assets or cash flows.

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






Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following is a list of certain documents filed as a part of this report:

         (1) Financial Statements of the Registrant.

               (i) Report of Independent Registered Public Accounting Firm.
               (ii) Consolidated Balance Sheets as of December 31, 2004 and
               2003.
               (iii)Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.
               (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.
               (v) Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002.
               (vi) Notes to Consolidated Financial Statements.
               (vii) Schedule II - Valuation and Qualifying Accounts.

     (b) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number        Description
------        -----------

  23.4     -    Consent of Deloitte & Touche LLP, Independent Registered Public
                Accounting Firm.
  31.1     -    Certification of Jeffrey A. Leddy, Chief Executive Officer
                and President of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2     -    Certification of Craig J. Kaufmann, Controller and Treasurer
                of the Company, required by Rule 13a-14(a) of the Securities
                Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32.1     -    Certification of Jeffrey A. Leddy, Chief Executive Officer and
                President of the Company, Pursuant to 18 U.S.C Section 1350, as
                adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002.
  32.2     -    Certification of Craig J. Kaufmann, Controller and Treasurer of
                the Company, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of SkyTerra Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of SkyTerra Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004. Our audits also included the consolidated financial statement schedule, Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SkyTerra Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 2, the accompanying consolidated balance sheets and consolidated statements of changes in stockholders' equity (deficit) have been restated.


/s/ DELOITTE & TOUCHE LLP

Baltimore, Maryland
November 10, 2005







                         SKYTERRA COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                 December 31,
                                                                                        -------------------------------
                                                                                            2004              2003
                                                                                        ------------       ------------
                                                                                           (Restated - See Note 2)
                                        Assets
Current assets:
   Cash and cash equivalents                                                                  $34,759           $6,897
   Short-term investments                                                                      59,748           21,795
                                                                                        --------------    -------------
     Total cash, cash equivalents and short-term investments                                   94,507           28,692
   Accounts receivable, net of allowance for bad debt of $78 and $44, respectively                 29              237
   Note receivable from Verestar, Inc.                                                              -            2,500
   Prepaid expenses                                                                               452              759
   Deferred transaction costs                                                                   4,989                -
   Other current assets                                                                           399              289
                                                                                        --------------    -------------
     Total current assets                                                                     100,376           32,477

Property and equipment, net                                                                       605               57
Notes receivable from the Mobile Satellite Ventures LP, including interest receivable
   of nil and $11,520, respectively                                                                 -           62,638
Notes receivable from Motient Corporation, net of reserve of nil and $22,016,
   respectively                                                                                     -                -
Investment in Mobile Satellite Ventures LP                                                     50,098                -
Investments in and advances to affiliates                                                       3,361            2,769
Other assets                                                                                      130              158
                                                                                        --------------    -------------
       Total assets                                                                          $154,570          $98,099
                                                                                        ==============    =============

                     Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable                                                                            $2,210           $1,958
   Accrued liabilities                                                                          8,281            3,950
   Deferred revenue                                                                                21              158
                                                                                        --------------    -------------
     Total current liabilities                                                                 10,512            6,066

Commitments and contingencies

Minority interest                                                                               9,974           12,467
                                                                                        --------------    -------------
Series A Redeemable Convertible Preferred Stock, $.01 par value, net of unamortized
   discount of $32,589 and $36,979, respectively                                               88,706           80,182
                                                                                        --------------    -------------
Stockholders' equity (deficit):
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     1,199,007 shares as Series A Redeemable Convertible Preferred Stock at
     December 31, 2004 and 1,171,612 shares at December 31, 2003                                    -                -
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and outstanding 8,384,809 shares at December 31, 2004 and 6,075,727 shares at
     December 31, 2003                                                                             84               61
   Non-voting common stock, $.01 par value.  Authorized 100,000,000 shares; issued
     and outstanding 8,990,212 shares at December 31, 2004 and 2003                                90               90
   Additional paid-in capital                                                                 475,827          447,190
   Accumulated other comprehensive loss                                                            (3)               -
   Accumulated deficit                                                                       (430,620)        (447,786)
   Treasury stock, at cost, nil shares at December 31, 2004 and 6,622 shares at
     December 31, 2003                                                                              -             (171)
                                                                                        --------------    -------------
       Total stockholders' equity (deficit)                                                    45,378             (616)
                                                                                        --------------    -------------
       Total liabilities and stockholders' equity (deficit)                                  $154,570          $98,099
                                                                                        ==============    =============


         See accompanying notes to consolidated financial statements.





                         SKYTERRA COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)

                                                                             Years Ended December 31,
                                                                 -------------------------------------------------
                                                                     2004             2003              2002
                                                                 -------------    --------------    --------------
Revenues                                                               $2,127              $699                $-
Cost of revenues                                                        2,072               913                 -
                                                                 -------------    --------------    --------------
   Gross margin                                                            55              (214)                -
Expenses:
   Selling, general and administrative                                 10,987             6,690             6,406
   Depreciation and amortization                                          168                43               107
   Impairment charge                                                      755                 -                 -
                                                                 -------------    --------------    --------------
     Total expenses                                                    11,910             6,733             6,513
                                                                 -------------    --------------    --------------
Loss from operations                                                  (11,855)           (6,947)           (6,513)
Interest income, net                                                   10,548             6,304             5,602
Equity in loss of Mobile Satellite Ventures LP                         (1,020)                -                 -
Equity in loss and loss on investments in affiliates                   (1,336)             (404)             (385)
Other income (expense), net                                            21,045               244           (14,716)
Minority interest                                                        (216)           (1,126)             (998)
                                                                 -------------    --------------    --------------
Income (loss) before taxes and discontinued operations                 17,166            (1,929)          (17,010)
Income tax benefit                                                          -                 -               350
                                                                 -------------    --------------    --------------
Income (loss) from continuing operations                               17,166            (1,929)          (16,660)
Gain from wind-down of discontinued operations                              -             1,211            12,632
                                                                 -------------    --------------    --------------
Net income (loss)                                                      17,166              (718)           (4,028)
   Cumulative dividends and accretion of convertible preferred
     stock to liquidation value                                        (9,918)           (9,687)          (10,937)
                                                                 -------------    --------------    --------------
Net income (loss) attributable to common stockholders                  $7,248          $(10,405)         $(14,965)
                                                                 =============    ==============    ==============
Basic earnings (loss) per common share:
  Continuing operations                                                 $0.48            $(0.76)           $(2.32)
  Discontinued operations                                                   -              0.08              1.06
                                                                 -------------    --------------    --------------
     Net earnings (loss) per share                                      $0.48            $(0.68)           $(1.26)
                                                                 =============    ==============    ==============
Diluted earnings (loss) per common share:
  Continuing operations                                                 $0.46            $(0.76)           $(2.32)
  Discontinued operations                                                   -              0.08              1.06
                                                                 -------------    --------------    --------------
     Net earnings (loss) per share                                      $0.46            $(0.68)           $(1.26)
                                                                 =============    ==============    ==============
Weighted average common shares outstanding:
  Basic                                                            15,115,895        15,341,518        11,865,291
                                                                 =============    ==============    ==============
  Diluted                                                          15,837,370        15,341,518        11,865,291
                                                                 =============    ==============    ==============


         See accompanying notes to consolidated financial statements.






                         SKYTERRA COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                           Years ended December 31,
                                                                                    ---------------------------------------
                                                                                      2004          2003           2002
                                                                                    ----------    ----------     ----------
Cash flows from operating activities:
   Net income (loss)                                                                  $17,166         $(718)       $(4,028)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
     Gain from adjustment to reserve for note receivable and accrued interest
      from Motient Corporation                                                        (22,516)            -              -
     Gain from discontinued operations                                                      -        (1,211)       (12,632)
     Depreciation and amortization                                                        168            43            107
     Impairment charge                                                                    755             -              -
     Equity in loss of Mobile Satellite Ventures LP                                     1,020             -              -
     Equity in loss and loss on investments in affiliates                               1,336           404            385
     Minority interest                                                                    216         1,126            998
     Non-cash compensation charges (benefit)                                            3,095           107           (228)
     Non-cash charge for issuance of option and warrants by consolidated
      subsidiaries                                                                        447            27             56
     Loss on XM Satellite Radio common stock                                                -             -         14,864
     Changes in assets and liabilities, net of acquisitions and sale of businesses:
       Accounts receivable, net                                                           208           219              -
       Prepaid expenses, interest receivable, deferred transaction costs and
         other assets                                                                  10,258        (5,465)        (6,156)
       Accounts payable and accrued liabilities                                         4,230          (838)        (1,324)
       Deferred revenue                                                                  (137)          (15)             -
                                                                                    ----------    ----------     ----------
           Net cash provided by (used in) continuing operations                        16,246        (6,321)        (7,958)
           Net cash used in discontinued operations                                       (77)         (427)        (1,940)
                                                                                    ----------    ----------     ----------
           Net cash provided by (used in) operating activities                         16,169        (6,748)        (9,898)
                                                                                    ----------    ----------     ----------
Cash flows from investing activities:
   Repayments (purchases) of notes receivable                                          21,500        (2,500)        (1,118)
   Purchases of short-term investments                                                (68,602)      (23,637)        (8,663)
   Sales of short-term investments                                                     30,649         5,850         13,952
   Cash paid for investments in affiliates                                             (1,928)         (482)          (493)
   Cash received from investments in affiliates                                             -             1            365
   Purchases of property and equipment, net                                              (839)           (7)             -
   Cash paid for acquisitions, net of cash acquired and acquisition costs                (105)          125              -
   Cash received from sale of XM Satellite Radio common stock                               -             -         16,630
                                                                                    ----------    ----------     ----------
           Net cash (used in) provided by continuing operations                       (19,325)      (20,650)        20,673
           Net cash provided by discontinued operations                                     -             -            500
                                                                                    ----------    ----------     ----------
           Net cash (used in) provided by investing activities                        (19,325)      (20,650)        21,173
                                                                                    ----------    ----------     ----------
Cash flows from financing activities:
   Proceeds from contributions to a consolidated subsidiary                               450            48            177
   Distribution to minority interest of consolidated subsidiary                        (3,361)            -              -
   Proceeds from issuance of common stock, net of costs                                35,044             -         16,968
   Proceeds from issuance of common stock in connection with the exercise
    of options                                                                            284             6              3
   Payment of dividend on preferred stock                                              (1,394)            -              -
   Repurchase of common stock of consolidated subsidiary                                   (2)            -              -
   Cash paid in connection with tender offer                                                -        (1,243)             -
                                                                                    ----------    ----------     ----------
           Net cash provided by (used in) financing activities                         31,021        (1,189)        17,148
Effect of exchange rate changes on cash and cash equivalents                               (3)            -              -
                                                                                    ----------    ----------     ----------
Net increase (decrease) in cash and cash equivalents                                   27,862       (28,587)        28,423
Cash and cash equivalents, beginning of period                                          6,897        35,484          7,061
                                                                                    ----------    ----------     ----------
Cash and cash equivalents, end of period                                              $34,759        $6,897        $35,484
                                                                                    ==========    ==========     ==========

Noncash investing activities:
   Conversion of notes receivable to partnership interests in Mobile Satellite
     Ventures LP                                                                      $51,118            $-             $-
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






                                                SKYTERRA COMMUNICATIONS, INC.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                             (In thousands, except share data)

                                                            Voting      Non-Voting
                                                           Common        Common                     Accumulated
                                                            Stock         Stock       Additional      Other
                                              Preferred   ($.01 par      ($.01 par     Paid-In    Comprehensive  Accumulated
                                              Stock         value)        value)       Capital       Income        Deficit
                                             ---------   -----------   ------------   ---------   ------------   ----------
  Balance, January 1, 2002 (restated - see
     Note 2)                                       $-          $653             $-    $451,526        $60,336    $(443,040)
  Issuance of 147,893 shares of voting
    common stock and 8,990,212 shares of
    non-voting common stock in rights
    offering                                        -            15            899      16,054              -            -
  One for ten reverse stock split
    (including 154 shares of common stock
    purchased for cash in lieu of
    fractional shares)                              -          (601)          (809)      1,410              -            -
  Retirement of 286 shares of common stock
    in connection with acquired business            -             -              -           -              -            -
  Issuance of 2,666 shares of common stock
    through exercise of stock options               -             -              -           3              -            -
  Non-cash compensation benefit for option
    repricing                                       -             -              -        (228)             -            -
  Non-cash charge for issuance of warrant
    by consolidated subsidiary                      -             -              -          56              -            -
  Dividends on and accretion of preferred
    stock (restated - see Note 2)                   -             -              -     (10,937)             -            -
  Comprehensive loss:
    Net loss                                        -             -              -           -              -       (4,028)
    Net unrealized loss on investment               -             -              -           -        (60,306)           -
    Net foreign currency translation
     adjustments                                    -             -              -           -            (30)           -


       Total comprehensive loss                     -             -              -           -              -            -

                                             ---------   -----------   ------------   ---------   ------------   ----------
  Balance, December 31, 2002 (restated -
     see Note 2)                                    -            67             90     457,884              -     (447,068)
  Issuance of 357,143 shares of common
    stock in connection with the
    settlement of the class action lawsuit          -             4              -          85              -            -
  Issuance of 4,367 shares of common stock
    through exercise of stock options               -             -              -           6              -            -
  Retirement of 968,398 shares of common
    stock in connection with the tender
    offer                                           -           (10)             -      (1,233)             -            -
  Non-cash compensation charge for option
    repricing                                       -             -              -         107              -            -
  Non-cash charge for issuance of option
    by consolidated subsidiary                      -             -              -          28              -            -
  Dividends on and accretion of preferred
    stock (restated - see Note 2)                   -             -              -      (9,687)             -            -
  Comprehensive loss:
    Net loss                                        -             -              -           -              -         (718)

       Total comprehensive loss                     -             -              -           -              -            -
                                             ---------   -----------   ------------   ---------   ------------   ----------
  Balance, December 31, 2003 (restated -
     see Note 2)                                   $-           $61            $90    $447,190             $-    $(447,786)
                                             =========   ===========   ============   =========   ============   ==========


                                                             Total                    '
                                                Treasury  Stockholders   Comprehensive
                                                 Stock       Equity         (Loss)
                                                at Cost     (Deficit)       Income
                                              ----------  ------------   ------------
  Balance, January 1, 2002 (restated - see
     Note 2)                                    $(171)      $69,304
  Issuance of 147,893 shares of voting
    common stock and 8,990,212 shares of
    non-voting common stock in rights
    offering                                        -        16,968
  One for ten reverse stock split
    (including 154 shares of common stock
    purchased for cash in lieu of
    fractional shares)                              -             -
  Retirement of 286 shares of common stock
    in connection with acquired business            -             -
  Issuance of 2,666 shares of common stock
    through exercise of stock options               -             3
  Non-cash compensation benefit for option
    repricing                                       -          (228)
  Non-cash charge for issuance of warrant
    by consolidated subsidiary                      -            56
  Dividends on and accretion of preferred
    stock (restated - see Note 2)                   -       (10,937)
  Comprehensive loss:
    Net loss                                        -        (4,028)      $(4,028)
    Net unrealized loss on investment               -       (60,306)      (60,306)
    Net foreign currency translation
     adjustments                                    -           (30)          (30)
                                                                         ------------
       Total comprehensive loss                     -             -      $(64,364)
                                                                         ============
                                              ----------  ------------
  Balance, December 31, 2002 (restated -
     see Note 2)                                 (171)       10,802
  Issuance of 357,143 shares of common
    stock in connection with the
    settlement of the class action lawsuit          -            89
  Issuance of 4,367 shares of common stock
    through exercise of stock options               -             6
  Retirement of 968,398 shares of common
    stock in connection with the tender
    offer                                           -        (1,243)
  Non-cash compensation charge for option
    repricing                                       -           107
  Non-cash charge for issuance of option
    by consolidated subsidiary                      -            28
  Dividends on and accretion of preferred
    stock (restated - see Note 2)                   -        (9,687)
  Comprehensive loss:
    Net loss                                        -          (718)        $(718)
                                                                         ------------
       Total comprehensive loss                     -             -         $(718)
                                              ----------  ------------   ============
  Balance, December 31, 2003 (restated -
     see Note 2)                                $(171)        $(616)
                                              ==========  ============





         See accompanying notes to consolidated financial statements.




                                                    SKYTERRA COMMUNICATIONS, INC.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                   (In thousands, except share data)

                                                           Voting       Non-Voting
                                                           Common         Common                   Accumulated
                                                           Stock          Stock       Additional     Other
                                             Preferred    ($.01 par     ($.01 par     Paid-In     Comprehensive   Accumulated
                                              Stock        value)         value)       Capital        Loss          Deficit
                                             ---------   -----------   ------------   ---------   -------------   -----------
  Balance, December 31, 2003 (restated -
     see Note 2)                                   $-           $61            $90    $447,190             $-    $(447,786)
  Issuance of 2,000,000 shares of common
     stock and certain warrants in private
     placement                                      -            20              -      35,024              -            -
  Issuance of 321,966 shares of common
     stock through exercise of stock
     options                                        -             3              -         281              -            -
  Retirement of 6,262 shares of common
     stock in connection with acquired
     businesses                                     -             -              -           -              -            -
  Retirement of 6,622 shares held in
     treasury                                       -             -              -        (171)             -            -
  Non-cash compensation charge for option
    repricing                                       -             -              -       2,814              -            -
  Non-cash charge for issuance of option
    and warrants by consolidated
    subsidiaries                                    -             -              -         343              -            -
  Sale of stock by consolidated subsidiary          -             -              -         264              -            -
  Dividends on and accretion of preferred
    stock (restated - see Note 2)                   -             -              -      (9,918)             -            -
  Comprehensive income:
    Net income                                      -             -              -           -              -       17,166
    Net foreign currency translation
     adjustments                                    -             -              -           -             (3)           -

       Total comprehensive income                   -             -              -           -              -            -
                                             ---------   -----------   ------------   ---------   ------------   -----------
  Balance, December 31, 2004 (restated -
     see Note 2)                                   $-           $84            $90    $475,827            $(3)   $(430,620)
                                             =========   ===========   ============   =========   ============   ==========-



                                                            Total         '
                                              Treasury   Stockholders   Comprehensive
                                               Stock       Equity           (Loss)
                                              at Cost     (Deficit)         Income
                                             ----------  ------------   ------------
  Balance, December 31, 2003 (restated -
     see Note 2)                                 $(171)        $(616)
  Issuance of 2,000,000 shares of common
     stock and certain warrants in private
     placement                                       -        35,044
  Issuance of 321,966 shares of common
     stock through exercise of stock
     options                                         -           284
  Retirement of 6,262 shares of common
     stock in connection with acquired
     businesses                                      -             -
  Retirement of 6,622 shares held in
     treasury                                      171             -
  Non-cash compensation charge for option
    repricing                                        -         2,814
  Non-cash charge for issuance of option
    and warrants by consolidated
    subsidiaries                                     -           343
  Sale of stock by consolidated subsidiary           -           264
  Dividends on and accretion of preferred
    stock (restated - see Note 2)                    -        (9,918)
  Comprehensive income:
    Net income                                       -        17,166        $17,166
    Net foreign currency translation
     adjustments                                     -            (3)            (3)
                                                                        ------------
       Total comprehensive income                    -             -        $17,163
                                             ----------  ------------   ============
  Balance, December 31, 2004 (restated -
     see Note 2)                                    $-       $45,378
                                             ==========  ============


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

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc., along with those of its LiveMarket, Inc. subsidiary ("LiveMarket"), was made as a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects (see Note 14). The discontinuance of these businesses represents the disposal of a business segment under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, the results of these operations have been classified as discontinued operations, and prior period results have been reclassified.

     All material intercompany balances and transactions have been eliminated.

     (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2004 and 2003, Rare Medium, Inc. had cash equivalents in the amount of $0.3 million supporting letters of credit issued for certain real estate leases (see Note 18).

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

      (d)Property and Equipment

     The Company uses the straight-line method of depreciation. The estimated useful lives of property and equipment are as follows:
                                                                        Years
                                                                        -----
                  Computer equipment and software...................    3 to 5
                  Furniture and fixtures............................    5 to 7
                  Machinery and equipment...........................    2 to 5

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

     As a result of AfriHUB's projected operating losses with respect to its university initiative (see Note 4(c)), at December 31, 2004, the Company evaluated AfriHUB's long-lived assets for recoverability and determined that the undiscounted cash flows over the remaining expected life of the two established centers was less than the carrying value of the long-lived assets relating to those centers. Accordingly, the Company assessed the fair value of these assets by using market prices for recently purchased computers and equipment and using a discounted cash flow model for the intangible asset and building improvements for which market prices were not available. The Company recognized an impairment loss relating to the intangible asset and building improvements as their carrying value exceeded the fair value by approximately $0.8 million

     (g) Revenue Recognition

     Revenues from contracts for consulting and engineering services are recognized using the percentage-of-completion method for fixed price contracts and as time is incurred for time and materials contracts, provided the collection of the resulting receivable is reasonably assured. Unbilled receivables represent time and costs incurred on projects in process in excess of amounts billed and are recorded as other current assets in the accompanying balance sheets. Deferred revenue represents amounts billed in excess of revenue recognized and are recorded as liabilities. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.


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

     (i) Stock Option Plans

     The Company accounts for its stock option plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), as clarified by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation," and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123 (see Note 15).

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

     The following table provides a reconciliation of net income (loss) to pro forma net income (loss) as if the fair value method had been applied to all employee awards:


                                                                              Years Ended December 31,
                                                                  -------------------------------------------------
                                                                      2004              2003             2002
                                                                  --------------    -------------    --------------
                                                                           (in thousands, except share data)
Net income (loss), as reported                                          $17,166            $(718)          $(4,028)
Add (Deduct):  Stock-based employee compensation expense
   (contra-expense), as reported                                          2,814              107              (228)
Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all awards                 (315)            (415)             (804)
                                                                  --------------    -------------    --------------
Pro forma net income (loss)                                             $19,665          $(1,026)          $(5,060)
                                                                  ==============    =============    ==============

Basic earnings (loss) per common share:
   As reported                                                            $0.48           $(0.68)           $(1.26)
   Pro forma                                                              $0.64           $(0.70)           $(1.35)

Diluted earnings (loss) per common share:
   As reported                                                            $0.46           $(0.68)           $(1.26)
   Pro forma                                                              $0.61           $(0.70)           $(1.35)

     The per share weighted average fair value of stock options granted during 2004, 2003 and 2002 was $2.70, $0.83 and $0.56, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate ranging from 1.2% to 3.2% in 2004, 1.1% to 4.0% in 2003 and 1.6% to 5.4% in 2002, (2) an expected life of three years in 2004, 2003 and 2002, (3) volatility of approximately 172% in 2004, 175% in 2003 and 164% in 2002, and (4) an annual dividend yield of 0% for all years.

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

     (l) Use of Estimates

     The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management estimates and assumptions that affect reported amounts and related disclosures. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include the carrying value of long-lived assets (including the impairment charge), valuation allowances for accounts and notes receivable and deferred income tax assets, accrued restructuring charges and other contingent obligations. Actual results could differ from those estimates and assumptions.

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
                                                                ============    =============    ============

     During all periods presented, the Company had certain stock options and warrants outstanding, which could potentially dilute basic earnings (loss) per common share in the future, but were excluded in the computation of diluted earnings (loss) per common share in such periods, as their effect would have been antidilutive. For the years ended December 31, 2004, 2003 and 2002, stock options and warrants exercisable for 1,722,976, 2,405,168 and 2,139,190 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share, as they were either antidilutive or their exercise price exceeded the average trading price of the Company's common stock during the year.

     During all periods presented, the conversion of the preferred stock could potentially dilute basic earnings (loss) per common share in the future, but the shares issuable upon the conversion were excluded from the computation of diluted earnings (loss) per common share in such periods, as their effect would have been antidilutive. For the years ended December 31, 2004, 2003 and 2002, there were 1,912,484, 1,710,423 and 1,633,147 shares of common stock, respectively, issuable upon the conversion of the preferred stock were excluded from the computation of diluted earnings per common share, as they were either antidilutive or their conversion price exceeded the average trading price of the Company's common stock during the year.

      (n) Fair Value of Financial Instruments

     The Company's financial instruments include cash, cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable and a letter of credit. The fair value of these instruments, other than the notes receivable, approximates book value due to their short-term duration. As of December 31, 2003, the fair value of the convertible notes receivable from the MSV Joint Venture approximated book value based on the equity value of the MSV Joint Venture's 2002 and 2003 funding transactions (see Note 3). As of December 31, 2003, the fair value of the promissory note from Motient Corporation ("Motient") approximated book value due to the uncertainty with respect to the collection (see Note 5). As of December 31, 2003, the fair value of the senior secured notes from Verestar, Inc. ("Verestar") approximated book value due to the sufficiency of Verestar's assets in which the Company held a security interest despite Verestar having filed for bankruptcy protection (see Note 4(f)).

      (o)Concentration of Credit Risk

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

     In October 2004, AfriHUB agreed to sell membership interests to an unaffiliated third party for approximately $0.5 million in cash (see Note 4(c)). The Company increased additional paid in capital on the accompanying consolidated balance sheets by approximately $0.3 million related to this transaction.

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

     In December 2003, the staff of the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB No. 104"), which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104 primarily rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, which was superseded as a result of the issuance of EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB No. 101, which had been codified in SEC Topic 13, "Revenue Recognition." SAB No. 104 was effective upon issuance. The issuance of SAB No. 104 did not have a material impact on the Company's financial position or results of operations.

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

     The following is a summary of the impact of the reclassification of the auction rate securities on the accompanying consolidated balance sheets and consolidated statements of cash flows:


                                                                                              December 31,
                                                                                      -----------------------------
                                                                                         2003             2002
                                                                                      ------------     ------------
                                                                                             (in thousands)
Impact on consolidated balance sheets:
   Cash and cash equivalents, as previously reported                                       $9,897          $37,484
   Cash and cash equivalents, as reclassified                                               6,897           35,484
                                                                                      ------------     ------------
     Net change                                                                           $(3,000)         $(2,000)
                                                                                      ============     ============
   Short-term investments, as previously reported                                         $18,795           $2,008
   Short-term investments, as reclassified                                                 21,795            4,008
                                                                                      ------------     ------------
     Net change                                                                            $3,000           $2,000
                                                                                      ============     ============
Impact on consolidated cash flow statements:
   Net cash (used in) provided by investing activities, as previously reported           $(19,650)         $23,173
   Net cash (used in) provided by investing activities, as reclassified                   (20,650)          21,173
                                                                                      ------------     ------------
     Net change                                                                           $(1,000)          $2,000
                                                                                      ============     ============
   Net (decrease) increase in cash and cash equivalents, as previously reported          $(27,587)         $30,423
   Net (decrease) increase in cash and cash equivalents, as reclassified                  (28,587)          28,423
                                                                                      ------------     ------------
     Net change                                                                           $(1,000)          $2,000
                                                                                      ============     ============

(2)  Restatement

     Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 2004, the Company determined that it would restate its consolidated financial statements to properly reflect the accounting for the dividends paid on its Series A redeemable convertible preferred stock and the accretion of the carrying amount of the Series A redeemable convertible preferred stock up to its $100 per share face redemption amount. These dividends represent (i) the dividend paid quarterly in additional shares of Series A redeemable securities from the issuance of the Series A redeemable convertible preferred stock in June 1999 through June 2004 and in cash subsequent to June 2004 and (ii) the deemed dividend relating to the beneficial conversion feature of the Series A redeemable convertible preferred stock and pay-in kind dividends recorded in 1999 and 2000. Cumulative dividends and accretion totaling $109.0 million as of December 31, 2004, including $9.9 million, $9.7 million and $10.9 million recorded for the years ended December 31, 2004, 2003 and 2002, respectively, were previously reported on the consolidated balance sheets and consolidated statements of changes in stockholders' equity (deficit) as increases in accumulated deficit. The accompanying consolidated balance sheets and consolidated statements of changes in stockholders' equity (deficit) have been restated to reflect these amounts as decreases in accumulated paid in capital. This restatement had no impact on the Company's net income (loss) available to common stockholders, total assets or cash flows.

     The following is a summary of the impact of the restatement on the accompanying consolidated balance sheets and consolidated statements of changes in stockholders' equity:


                                                                        December 31,
                                                        ----------------------------------------------    January 1,
                                                            2004            2003             2002            2002
                                                        -------------    ------------    -------------   -------------
                                                                               (in thousands)
Additional paid in capital, as previously reported          $584,798        $546,243         $547,250        $529,955
Additional paid in capital, as restated                      475,827         447,190          457,884         451,526
                                                        -------------    ------------    -------------   -------------
   Net change                                              $(108,971)       $(99,053)        $(89,366)       $(78,429)
                                                        =============    ============    =============   =============
Accumulated deficit, as previously reported                $(539,591)      $(546,839)       $(536,434)      $(521,469)
Accumulated deficit, as restated                            (430,620)       (447,786)        (447,068)       (443,040)
                                                        -------------    ------------    -------------   -------------
   Net change                                               $108,971         $99,053          $89,366         $78,429
                                                        =============    ============    =============   =============

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

     On May 7, 2004, in connection with services being provided which support the regulatory effort of the MSV Joint Venture, an unaffiliated consultant was issued an option to purchase a less than one percent ownership interest in the MSV Investors Subsidiary. The option is immediately exercisable and will expire on the earlier of the dissolution of the MSV Investors Subsidiary or December 31, 2010. During 2004, the Company recognized expense of approximately $0.3 million related to the issuance of the option, which was the approximate fair value of the option using the Black-Scholes option valuation model. To provide additional incentive to the consultant, the MSV Investors Subsidiary agreed to pay the consultant a one-time fee of $0.4 million upon a liquidity event, as defined in the agreement. The MSV Investors Subsidiary would recognize an expense related to this fee when a liquidity event becomes probable.

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

(4)  Business Transactions

     (a)  Interest in Hughes Network Systems

     On December 3, 2004, the Company signed an agreement to acquire a 50% interest in the business of Hughes Network Systems, Inc. ("HNSI"), a leading developer, manufacturer, installer and provider of advanced satellite based networking solutions and services for businesses, governments and consumers worldwide. Pursuant to the terms of the agreement, HNSI will contribute to Hughes Network Systems, LLC ("HNS LLC"), a newly formed entity, substantially all of the assets and certain liabilities of its very small aperture terminal ("VSAT"), mobile satellite and carrier businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development. In consideration of this contribution, HNS LLC will pay HNSI $201.0 million of cash, subject to adjustment depending principally upon the closing value of HNSI's working capital (as defined in the agreement). In order to finance the asset purchase, HNS LLC intends to incur $325.0 million of term indebtedness and obtain a $50.0 million revolving credit facility which is expected to be undrawn at closing.

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

     The Company has incurred approximately $5.0 million in transaction costs, including legal, accounting and other costs directly related to the transaction. As of December 31, 2004, these costs are included in deferred transaction costs on the accompanying consolidated balance sheets. If the transaction closes as expected in April 2005, these costs will be paid by HNS LLC. However, if the transaction does not close, the Company expects to negotiate a discount on such amounts owed.

     (b) Interest in Electronic System Products

     On August 25, 2003, for nominal consideration, the Company acquired all of the outstanding common stock of ESP, a product development and engineering services firm that has historically created products for and provides consulting and engineering services to the telecommunications, broadband, satellite communications, and wireless industries. ESP is currently focused on exploiting its existing intellectual property portfolio. In November 2003, ESP made restricted stock grants to its employees representing an aggregate of 30% of ESP's outstanding equity, diluting the Company's ownership to 70%. In October 2004, ESP repurchased shares of its common stock from terminated employees for an aggregate of approximately $2,000, raising the Company's ownership to approximately 78%.

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


                                                                                     2003               2002
                                                                                 --------------    ---------------
                                                                                   (in thousands, except share
                                                                                              data)
Revenues                                                                               $2,543             $3,799
Net loss                                                                               (2,983)           (13,510)
Loss per share attributable to common stockholders - basic and diluted                  (0.83)             (2.06)

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

(5)  Notes Receivable from Motient

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

 (6) Investments in and advances to Affiliates

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

     The aggregate carrying value of the Company's cost method investments totaled approximately $2.3 million as of December 31, 2004. Cost method investments with an aggregate cost of approximately $1.9 million were not evaluated for impairment because (i) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments and (ii) the Company did not estimate the fair value of those investments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" as the cost to make such estimation was prohibitive. The Company estimated that the fair value approximated or exceeded the carrying amount of the remaining $0.4 million of cost method investments.

(7)  Sale of Investment in XM Satellite Radio

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

(8)  Short-Term Investments

     Short-term investments consisted of the following debt securities:

                                                   December 31,
                                          -------------------------------
                                              2004              2003
                                          -------------     -------------
                                                  (in thousands)
Auction rate securities                        $36,150            $3,800
Government agencies securities                  19,356            11,979
Municipal bonds                                  4,242             6,016
                                          -------------     -------------
                                               $59,748           $21,795
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

(9)  Property and Equipment

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

(10)   Accrued Liabilities

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


(11)   Stockholders' Equity

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

     On March 13, 2003, the Company commenced a cash tender offer at a price of $1.00 per share for up to 2,500,000 shares of its outstanding voting common stock. The tender offer expired on April 23, 2003 with 968,398 shares purchased for an aggregate cost, including all fees and expenses applicable to the tender offer, of approximately $1.2 million. The primary purpose of the tender offer was to provide public stockholders with additional liquidity for their shares of common stock, particularly in light of decreased liquidity arising from the decision of Nasdaq to delist the Company's common stock, and to do so at a premium over the stock price before the tender offer and without the usual transaction costs associated with open market sales. The Apollo Stockholders (as defined in Note 12) did not sell any shares of common stock in the tender offer.

     On January 10, 2003, as part of the settlement of the class action lawsuit, the Company issued 357,143 shares of the Company's common stock to the plaintiff's counsel as attorney's fees. During the year ended December 31, 2002, the Company recognized a charge of $0.3 million relating to this settlement based on the $0.25 trading price of the common stock on January 2, 2003, the date the shares were issuable. The charge is included in accrued liabilities at December 31, 2002.

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

     Pursuant to an April 2002 investment agreement, the Apollo Stockholders may exchange shares of non-voting common stock for an equal number of shares of voting common stock if, after giving effect to such exchange, they collectively will own no more than 29.9% of the outstanding voting power of the Company. Following the issuance of common stock in the December 2004 private placement, the Apollo Stockholders' voting power declined below 29.9%. Accordingly, as of December 31, 2004, the Apollo Stockholders may exchange 552,634 shares of non-voting common stock for an equal number of shares of voting common stock.

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

(12)  Redeemable Preferred Stock

     On June 4, 1999, the Company issued and sold to Apollo Investment Fund IV, LP, Apollo Overseas Partners IV, LP and AIF IV/RRRR LLC (collectively with AP/RM Acquisition LLC, the "Apollo Stockholders"), for an aggregate purchase price of $87.0 million, 126,000 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"), 126,000 Series 1-A Warrants (the "Series 1-A Warrants"), 1,916,994 Series 2-A Warrants (the "Series 2-A Warrants"), 744,000 shares of the Company's Series B Preferred Stock (the "Series B Preferred Stock"), 744,000 Series 1-B Warrants (the "Series 1-B Warrants") and 10,345,548 Series 2-B Warrants (the "Series 2-B Warrants"). As approved at the Company's 1999 annual meeting of stockholders, all Series B securities were converted to Series A securities.

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

(13)   Segment Information

     The segment information is reported along the same lines that the Company's chief operating decision maker reviews the operating results in assessing performance and allocating resources. Accordingly, the Company's consolidated operations have been classified into four reportable segments: the MSV Joint Venture, ESP, AfriHUB and Parent and other. The MSV Joint Venture, which became a reportable segment following the November 2004 conversion of the notes receivable into limited partnership interests of the MSV Joint Venture, provides mobile digital voice and data communications services via satellite. ESP, which became a reportable segment following the August 2003 acquisition by the Company, is an engineering services firm with expertise in the design and manufacturing of electronic products and systems across many disciplines of electrical engineering. AfriHUB, which became a reportable segment following the April 2004 acquisition by the Company, provides a limited amount of satellite based Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities while it explores opportunities to provide technical training in the Nigerian market. Parent and other includes the Company, other consolidated entities other than ESP and AfriHUB and eliminations.

     The following table presents certain financial information on the Company's reportable segments as of or for the year ended December 31, 2004. Although the MSV Joint Venture became a reportable segment in November 2004 following the conversion of the notes receivable, the MSV Joint Venture column represents the results of operations for the full year ended December 31, 2004 due to the significance to the Company's operations. Since our 23% share of the results MSV Joint Venture's operations for the period following the conversion is already included in the Parent and Other column, the MSV Joint Venture Elimination column removes the full year results of the MSV Joint Venture shown in the MSV Joint Venture column.





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
                                     ============    ===========    ===========    ===========    ===========    =============

     The following table presents certain financial information on the Company's reportable segments as of or for the year ended December 31, 2003:



                                                                         Parent
                                                           ESP          and Other     Consolidated
                                                        -----------    -----------    -------------
Revenues                                                      $699             $-             $699
Operating expenses                                          (1,412)        (6,234)          (7,646)
                                                        -----------    -----------    -------------
Loss from operations                                          (713)        (6,234)          (6,947)
Interest (expense) income, net                                 (11)         6,315            6,304
Equity in loss and loss on investments in affiliates          (112)          (292)            (404)
Other income (expense), net                                     24            220              244
Minority interest                                                -         (1,126)          (1,126)
                                                        -----------    -----------    -------------
Net loss before taxes and discontinued operations            $(812)       $(1,117)         $(1,929)
                                                        ===========    ===========    =============

Total assets                                                  $555        $97,544          $98,099
                                                        ===========    ===========    =============

     For the year ended December 31, 2002, the Company operated in only the Parent and other segment. As of December 31, 2004 and 2003, all of the Company's long-lived assets were located in the United States, excluding $0.5 million located in Nigeria as of December 31, 2004.

(14)   Discontinued Operations

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

 (15)  Stock-Based Compensation Plans

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

(16)   Income Taxes

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

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:


                                                                  December 31,
                                                         -------------------------------
                                                             2004              2003
                                                         -------------     -------------
                                                                 (in thousands)
Deferred tax assets:
   Net operating loss carryforwards                           $79,804           $76,487
   Capital loss carryforwards                                  32,475            29,900
   Impairment loss on investments in affiliates                 9,639            11,455
   Reserve for notes receivable from Motient                        -             8,366
   Other assets                                                 1,035               605
                                                         -------------     -------------
     Total gross deferred tax assets                          122,953           126,813
Less valuation allowance                                     (122,953)         (126,813)
                                                         -------------     -------------
     Total deferred tax assets                                     $-                $-
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

 (17)  Related Party Transactions

     During the year ended December 31, 2004 and from the August 25, 2003 acquisition through December 31, 2003, ESP recognized revenues totaling approximately $0.6 million and $0.3 million, respectively, for certain services provided to Navigauge and the MSV Joint Venture.

     In May 2002, the Company acquired ownership interests in Miraxis (see
Note 4(d)). Prior to joining the Company, the Company's Chief Executive Officer and President served as President of Miraxis, a position he continues to hold. The Company's Chief Executive Officer and President currently holds shares, options and warrants of Miraxis representing approximately 1% of the outstanding ownership interests.

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

(18)   Contingencies and Commitments

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
                                                             ==============

     Of the total commitment, approximately $0.2 million in 2005 and $27,000 in 2006 relate to leases for the Company's continuing operations. Also included in the total commitment is approximately $0.8 million, net of secured letters of credit, which is guaranteed by the Company (see Note 14). Excluded from total commitments is $1.8 million, net of secured letters of credit issued by the assignee, relating to leases that have been assigned and require no future payments by the Company or its subsidiaries unless there is a default by the party to which the respective lease has been assigned. Rare Medium, Inc. is holding funds in a certificate of deposit which is maintained under an agreement to assure future credit availability relating to one of these leases. As of December 31, 2004 and 2003, these restricted funds amounted to approximately $0.3 million which is included in cash and cash equivalents.

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

(19)   Subsequent Events

    The terms of the Company's Series A Preferred stock provide for dividends of 4.65% of the then current face value to be paid quarterly in arrears. The payment of approximately $1.4 million, for the three months ended December 31, 2004, was declared by the Company's board of directors and paid on January 13, 2005 and is reflected in the accompanying consolidated financial statements in the carrying amount of the Series A Preferred Stock and in net loss attributable to common stockholders.

     On April 22, 2005, the Company completed its acquisition of 50% of the equity interests of HNS LLC from HNSI, a wholly owned subsidiary of DIRECTV, for $50.0 million in cash and 300,000 shares of the Company's common stock. The acquisition occurred pursuant to an agreement among the Company, DIRECTV, HNSI and HNS LLC, dated December 3, 2004, as amended. Immediately prior to the acquisition, HNSI contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and carrier businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development, to HNS LLC, which at the time was a wholly-owned subsidiary of HNSI. In consideration for the contribution of assets by HNSI, HNS LLC paid HNSI $190.7 million of cash. This payment represents the $201.0 million stated in the agreement less an estimated purchase price adjustment of $10.3 million, which is subject to further adjustment depending principally upon the closing value of HNS LLC's working capital (as defined in the agreement). On July 21, 2005, DIRECTV submitted its proposed final working capital statement asserting that it was entitled to a $12.0 million payment from HNS LLC. On October 21, 2005, HNS LLC notified DIRECTV of its objection to the proposed final working capital statement and asserted that an additional payment of $19.7 million was due from DIRECTV to HNS LLC. Under the terms of the agreement, if the parties are unable to resolve the dispute, it will be referred to an independent accounting firm for binding resolution.

     Concurrent with the acquisition, HNS LLC incurred $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. The Company and HNSI have each granted a security interest in their respective equity interest in HNS LLC to secure the obligations of HNS LLC under the term indebtedness. Following the acquisition, the Company serves as the managing member of HNS LLC. The Company will account for its interest in HNS LLC under the equity method in accordance with FIN 46R, as HNS LLC is a variable interest entity as defined in FIN 46R and the Company is not the primary beneficiary, as defined in FIN 46R.

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

     On September 22, 2005, the Company announced a plan to separate into two publicly owned companies: the Company, which would solely hold its current stake in each of the MSV Joint Venture and TerreStar; and a newly formed subsidiary ("Holdings") that would own all of the Company's other assets, including its managing interest in HNS LLC. This proposed separation would be accomplished by a special dividend distribution of shares of Holdings to the Company's stockholders. The Company also announced that it had executed a non-binding letter of intent with Motient and TMI Communications and Company, among others, that would result in the consolidation of the ownership of the MSV Joint Venture and TerreStar into Motient. This consolidation would include the merger of the Company, following the special dividend distribution, into Motient, in a tax-free stock-for-stock merger.

     On November 10, 2005, the Company, through Holdings, entered into an agreement with DIRECTV to acquire the remaining 50% of the Class A membership interests of HNS LLC for $100.0 million in cash. To finance the transaction, Holdings has received a commitment for $100.0 million of short-term debt financing from certain of the Apollo Stockholders. Concurrent with the special dividend distribution of shares of Holdings to the Company's shareholders, the Company expects that Holdings will conduct a rights offering to its stockholders in order to repay the short-term debt financing provided by such Apollo Stockholders. In connection with such rights offering, such Apollo Stockholders have agreed to subscribe for the maximum number of shares of common stock allocated to them, including the exercise of pro rata over-subscription rights. The exercise by such Apollo Stockholders of their rights would occur by converting the outstanding amounts due under the note into a number of shares of Holdings' common stock at the subscription price in the rights offering. The unconverted principal and interest obligations under the note would be repaid in cash immediately following the consummation of the rights offering. The closing of the acquisition is expected in the first quarter of 2006 and is subject to regulatory approvals, receipt of the short-term financing from such Apollo
Stockholders and customary closing conditions.   Pursuant to the acquisition
agreement, HNS LLC and DIRECTV agreed to resolve the purchase price adjustment related to the April 2005 transactions with HNS LLC paying DIRECTV $10.0 million at closing.







                                                       SKYTERRA COMMUNICATIONS, INC.
                                              Schedule II - Valuation and Qualifying Accounts


                                                                    Additions      Additions
                                                    Balance at      Charged to     Charged to
                                                   Beginning of     Costs and        Other                            Balance at
            Deductions - Descriptions                  Year         Expenses        Accounts       Deductions        End of Year
                                                   ------------     ----------     ----------    --------------     -------------
Reserves and allowances deducted from asset
  accounts:

Allowances for uncollectible accounts receivable

Year ended December 31, 2002                            $649,961              -            -        $(649,961)                -
Year ended December 31, 2003                                   -        $43,672            -                -           $43,672
Year ended December 31, 2004                             $43,672        $38,093            -          $(3,915)          $77,850

Allowances for uncollectible notes receivable

Year ended December 31, 2002                         $26,956,853     $1,160,774            -      $(7,956,853)      $20,160,774
Year ended December 31, 2003                         $20,160,774     $1,855,292            -                -       $22,016,066
Year ended December 31, 2004                         $22,016,066              -            -     $(22,016,066)(1)             -
-----------------------------------


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


                                  SKYTERRA COMMUNICATIONS, INC.

Date: November 10, 2005           By:  /s/ JEFFREY A. LEDDY
                                       --------------------
                                  Name:  Jeffrey A. Leddy
                                  Title: Chief Executive Officer and President


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



                Signature                                    Title                              Date
                ---------                                    -----                              ----

           /s/ JEFFREY A. LEDDY             Chief Executive Officer and President         November 10, 2005
           --------------------               (Principal Executive Officer and
             Jeffrey A. Leddy                   Principal Financial Officer)


          /s/ CRAIG J. KAUFMANN             Controller and Treasurer (Principal           November 10, 2005
          ---------------------                    Accounting Officer)
            Craig J. Kaufmann

           /s/ ANDREW D. AFRICK             Director                                      November 10, 2005
           --------------------
             Andrew D. Africk

          /s/ JEFFREY M. KILLEEN            Director                                      November 10, 2005
          ----------------------
            Jeffrey M. Killeen

          /s/ WILLIAM F. STASIOR            Director                                      November 10, 2005
          ----------------------
            William F. Stasior

            /s/ AARON J. STONE              Director                                      November 10, 2005
            ------------------
              Aaron J. Stone

          /s/ MICHAEL D. WEINER             Director                                      November 10, 2005
          ---------------------
            Michael D. Weiner
