Form 10-Q/A
period 2005-03-31
SKYTERRA COMMUNICATIONS INC
filed 2005-11-14
CIK 756502

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1


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

                                Yes /x/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes / / No /x/


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                         Yes / /      No /x/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 9, 2005, 8,718,309 shares of the registrant's voting common stock and 8,990,212 shares of the registrant's non-voting common stock were outstanding.






                             EXPLANATORY PARAGRAPH

     The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of SkyTerra Communications, Inc. (the "Company"), filed with the Securities and Exchange Commission on May 16, 2005, is to amend and restate the Company's condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2005. This amendment and restatement includes changes to Part I, Items 1 and 2, and no other information included in the original Form 10-Q is amended hereby. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10 Q/A as exhibits 31.1, 31.2, 32.1 and 32.2. Except for the aforementioned changes, this Form 10-Q/A does not modify or update any disclosure in the Company's Form 10-Q, including the nature and character of such disclosure to reflect events occurring after the initial filing date of the Company's Form 10-Q.

     This amendment reflects the restatement of the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2005 and the condensed consolidated balance sheet as of December 31, 2004 to properly reflect, solely within the equity section of the condensed consolidated balance sheets, the accounting for the dividends paid on its Series A redeemable convertible preferred stock and the accretion of the carrying amount of the Series A redeemable convertible preferred stock up to its $100 per share face redemption amount. These dividends represent (i) the dividend paid quarterly in additional shares of Series A securities from the issuance of the Series A redeemable convertible preferred stock in June 1999 through June 2004 and in cash subsequent to June 2004 and (ii) the deemed dividend relating to the beneficial conversion feature of the Series A redeemable convertible preferred stock and pay-in kind dividends recorded in 1999 and 2000. Cumulative dividends and accretion totaling $111.5 million as of March 31, 2005, including $2.5 million recorded for the three months ended March 31, 2005, and $109.0 million as of December 31, 2004 were previously reported on the condensed consolidated balance sheets as increases in accumulated deficit. The condensed consolidated balance sheets have been restated to reflect these amounts as decreases in accumulated paid in capital. This restatement had no impact on the Company's net income (loss) available to common stockholders, total assets or cash flows.

     This amendment also reflects the restatement of the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2005 to properly reflect the accounting for its proportionate share of the non-cash stock compensation expense recorded by Mobile Satellite Ventures LP (the "MSV Joint Venture"), including the effects of a restatement of the unaudited interim financial statements of the MSV Joint Venture. As previously reported, for the three months ended March 31, 2005, the MSV Joint Venture recognized $0.6 million of stock compensation expense. The Company previously reported its proportionate share of this amount in the equity in the loss of Mobile Satellite Ventures LP on the condensed consolidated statements of operations. Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2005, the Compensation Committee of the MSV Joint Venture's Board of Directors determined that a change in control of the MSV Joint Venture, as defined in the MSV Joint Venture's Unit Incentive Plan, had occurred during the three months ended March 31, 2005. This change in control triggered the immediate vesting of all of the MSV Joint Venture's then outstanding unit options that were subject to accelerated vesting and recognition of $3.8 million of deferred compensation expense associated with these options. As restated, for the three months ended March 31, 2005, the MSV Joint Venture recognized $4.4 million of stock compensation expense. The condensed consolidated financial statements have been restated to reflect the Company's proportionate share of the restated net loss of the MSV Joint Venture and its proportionate share of the MSV Joint Venture's restated stock compensation expense as an increase in additional paid in capital.





                         SKYTERRA COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                           March 31,         December 31,
                                                                                             2005                2004
                                                                                        ----------------    ----------------
                                                                                               (Restated - see Note 3)

                                        Assets
Current assets:
   Cash and cash equivalents                                                                    $58,015             $34,759
   Short-term investments                                                                        32,424              59,748
                                                                                        ----------------    ----------------
     Total cash, cash equivalents and short-term investments                                     90,439              94,507
   Accounts receivable, net                                                                          53                  29
   Prepaid expenses                                                                                 349                 452
   Deferred transaction costs                                                                     7,244               4,989
   Other current assets                                                                             266                 399
                                                                                        ----------------    ----------------
     Total current assets                                                                        98,351             100,376

Property and equipment, net                                                                         526                 605
Investment in Mobile Satellite Ventures LP                                                       46,518              50,098
Investments in affiliates                                                                         2,280               3,361
Other assets                                                                                        126                 130
                                                                                        ----------------    ----------------
       Total assets                                                                            $147,801            $154,570
                                                                                        ================    ================

                          Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                              $1,992              $2,210
   Accrued liabilities                                                                            9,665               8,281
   Deferred revenue                                                                                   -                  21
                                                                                        ----------------    ----------------
     Total current liabilities                                                                   11,657              10,512
                                                                                        ----------------    ----------------
Commitments and contingencies

Minority interest                                                                                 9,257               9,974
                                                                                        ----------------    ----------------
Series A Redeemable Convertible Preferred Stock, $.01 par value, net of unamortized
    discount of $31,490 and $32,589, respectively                                                89,805              88,706
                                                                                        ----------------    ----------------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     1,199,007 shares as Series A Redeemable Convertible Preferred Stock at
     March 31, 2005 and December 31, 2004                                                             -                   -
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and outstanding 8,414,809 shares at March 31, 2005 and 8,384,809 shares at December
     31, 2004                                                                                        84                  84
   Non-voting common stock, $.01 par value.  Authorized 100,000,000 shares; issued
     and outstanding 8,990,212 shares at each of March 31, 2005 and December 31, 2004                90                  90
   Additional paid-in capital                                                                   474,689             475,827
   Accumulated other comprehensive income (loss)                                                     14                  (3)
   Accumulated deficit                                                                         (437,795)           (430,620)
                                                                                        ----------------    ----------------
       Total stockholders' equity                                                                37,082              45,378
                                                                                        ----------------    ----------------
       Total liabilities and stockholders' equity                                              $147,801            $154,570
                                                                                        ================    ================


    See accompanying notes to condensed consolidated financial statements.





                         SKYTERRA COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                 Three Months Ended March 31,
                                                                                 ------------------------------
                                                                                     2005             2004
                                                                                 -------------    -------------
                                                                                 (Restated -
                                                                                 see Note 3)
Revenues                                                                                 $197             $817
Costs of revenues                                                                         199              748
                                                                                 -------------    -------------
  Gross margin                                                                             (2)              69
Expenses:
   Selling, general and administrative                                                  2,574            1,764
   Depreciation and amortization                                                           55               15
                                                                                 -------------    -------------
     Total expenses                                                                     2,629            1,779
                                                                                 -------------    -------------
Loss from operations                                                                   (2,631)          (1,710)
Interest income, net                                                                      541            2,161
Equity in loss of Mobile Satellite Ventures LP                                         (4,588)               -
Loss on investments in affiliates                                                      (1,456)            (151)
Other income, net                                                                          41               36
Minority interest                                                                         918             (300)
                                                                                 -------------    -------------
Net (loss) income                                                                      (7,175)              36
Cumulative dividends and accretion of convertible preferred stock to
  liquidation value                                                                    (2,493)          (2,461)
                                                                                 -------------    -------------
Net loss attributable to common stockholders                                          $(9,668)         $(2,425)
                                                                                 =============    =============
Basic and diluted loss per share                                                       $(0.56)          $(0.16)
                                                                                 =============    =============
Basic weighted average common shares outstanding                                   17,401,685       15,063,807
                                                                                 =============    =============


    See accompanying notes to condensed consolidated financial statements.




                         SKYTERRA COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                      Three Months Ended March 31,
                                                                                     -------------------------------
                                                                                         2005              2004
                                                                                     -------------     -------------
                                                                                     (Restated -
                                                                                     see Note 3)
Cash flows from operating activities:
   Net (loss) income                                                                     $(7,175)               $36
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                             55                15
     Equity in loss of Mobile Satellite Ventures LP                                         4,588                 -
     Loss on investments in affiliates                                                      1,456               151
     Minority interest                                                                       (918)              300
     Gain on sale of property and equipment                                                   (49)                -
     Non-cash compensation expense                                                            699               263
     Non-cash charge for issuance of warrants by consolidated subsidiary                       53                 -
     Changes in assets and liabilities:
       Accounts receivable, net                                                               (24)              (68)
       Prepaid expenses, deferred transaction costs and other assets                       (2,019)           (2,451)
       Accounts payable, accrued and other liabilities                                        885              (324)
       Deferred revenue                                                                       (21)              (86)
                                                                                     -------------     -------------
           Net cash used in operating activities                                           (2,470)           (2,164)
                                                                                     -------------     -------------
Cash flows from investing activities:
   Sales of short-term investments                                                         39,404             5,150
   Purchases of short-term investments                                                    (12,080)           (6,581)
   Cash paid for investments in affiliates                                                   (375)             (334)
   Sales of property and equipment                                                             74                 -
   Purchases of property and equipment                                                         (9)               (3)
                                                                                     -------------     -------------
           Net cash provided by (used in) investing activities                             27,014            (1,768)
                                                                                     -------------     -------------
Cash flows from financing activities:
   Payment of dividend on preferred stock                                                  (1,394)                -
   Proceeds from issuance of common stock in connection with the exercise
     of options                                                                                77                 6
                                                                                     -------------     -------------
           Net cash (used in) provided by financing activities                             (1,317)                6
Effect of exchange rate changes on cash and cash equivalents                                   29                 -
                                                                                     -------------     -------------
Net increase (decrease) in cash and cash equivalents                                       23,256            (3,926)
Cash and cash equivalents, beginning of period                                             34,759             6,897
                                                                                     -------------     -------------
Cash and cash equivalents, end of period                                                  $58,015            $2,971
                                                                                     =============     =============


    See accompanying notes to condensed consolidated financial statements.





                          SKYTERRA COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1)  Description of the Business

     SkyTerra Communications, Inc. (the "Company") operates its business through a group of complementary companies in the telecommunications industry. These companies include: (i) the Mobile Satellite Ventures LP joint venture ("MSV Joint Venture"), a joint venture which provides mobile digital voice and data communications services via satellite; (ii) Electronic System Products, Inc. ("ESP"), a product development and engineering services firm and (iii) AfriHUB, LLC ("AfriHUB"), an early stage company that provides a limited amount of satellite based Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities while it actively pursues opportunities to provide technical training in the Nigerian market. Further, in April 2005, the Company completed its acquisition of 50% of the equity interests of Hughes Network Systems, LLC ("HNS"), a leading provider of broadband satellite networks and services to the enterprise market and satellite Internet access to the North American consumer market. Following the acquisition, the Company serves as the managing member of HNS.

     The Company is headquartered in New York, New York.

(2)  Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2004 which are contained in the Company's Annual Report on Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission. The results of the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year's presentation.

(3)  Restatement

     Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2005, the Company determined that it would restate its condensed consolidated financial statements to properly reflect the accounting for the dividends paid on its Series A redeemable convertible preferred stock and the accretion of the carrying amount of the Series A redeemable convertible preferred stock up to its $100 per share face redemption amount. These dividends represent (i) the dividend paid quarterly in additional shares of Series A securities from the issuance of the Series A redeemable convertible preferred stock in June 1999 through June 2004 and in cash subsequent to June 2004 and (ii) the deemed dividend relating to the beneficial conversion feature of the Series A redeemable convertible preferred stock and pay-in kind dividends recorded in 1999 and 2000. Cumulative dividends and accretion totaling $111.5 million as of March 31, 2005, including $2.5 million recorded for the three months ended March 31, 2005, and $109.0 million as of December 31, 2004 were previously reported on the accompanying condensed consolidated balance sheets as increases in accumulated deficit. The accompanying condensed consolidated balance sheets have been restated to reflect these amounts as decreases in accumulated paid in capital. This restatement had no impact on the Company's net income (loss) available to common stockholders, total assets or cash flows.

     The Company has also restated its condensed consolidated financial statements for the three months ended March 31, 2005 to properly reflect the accounting for its proportionate share of the non-cash stock compensation expense recorded by the MSV Joint Venture, including the effects of a restatement of the unaudited interim financial statements of the MSV Joint Venture. As previously reported, for the three months ended March 31, 2005, the MSV Joint Venture recognized $0.6 million of stock compensation expense.
The Company previously reported its proportionate share of this amount in the equity in the loss of Mobile Satellite Ventures LP on the accompanying condensed consolidated statements of operations. Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2005, the Compensation Committee of the MSV Joint Venture's Board of Directors determined that a change in control of the MSV Joint Venture, as defined in the MSV Joint Venture's Unit Incentive Plan, had occurred during the three months ended March 31, 2005. This change in control triggered the immediate vesting of all of the MSV Joint Venture's then outstanding unit options that were subject to accelerated vesting and recognition of $3.8 million of deferred compensation expense associated with these options. As restated, for the three months ended March 31, 2005, the MSV Joint Venture recognized $4.4 million of stock compensation expense. The accompanying condensed consolidated financial statements have been restated to reflect the Company's proportionate share of the restated net loss of the MSV Joint Venture and its proportionate share of the MSV Joint Venture's restated stock compensation expense as an increase in additional paid in capital.

     The following is a summary of the significant effects of the restatements on the accompanying condensed consolidated balance sheets:

                                                                              March 31,      December 31,
                                                                                2005             2004
                                                                           --------------   -------------
                                                                                    (in thousands)
Investment in Mobile Satellite Ventures LP, as previously reported             $   46,375      $   50,098
Impact of restatement of the operating results of the MSV Joint Venture               143               -
                                                                           --------------   -------------
Investment in Mobile Satellite Ventures LP, as restated                        $   46,518      $   50,098
                                                                           ==============   =============

Minority interest, as previously reported                                      $    9,229      $    9,974
Impact of restatement of the operating results of the MSV Joint Venture                28               -
                                                                           --------------   -------------
Minority interest, as restated                                                 $    9,257      $    9,974
                                                                           ==============   =============

Additional paid in capital, as previously reported                             $  585,345      $  584,798
Impact of restatement of dividends and accretion                                 (111,464)       (108,971)
Impact of restatement of the operating results of the MSV Joint Venture               808               -
                                                                           --------------   -------------
Additional paid in capital, as restated                                        $  474,689      $  475,827
                                                                           ==============   =============

Accumulated deficit, as previously reported                                    $ (548,566)     $ (539,591)
Impact of restatement of dividends and accretion                                  111,464         108,971
Impact of restatement of the operating results of the MSV Joint Venture              (693)              -
                                                                           --------------   -------------
Accumulated deficit, as restated                                               $ (437,795)     $ (430,620)
                                                                           ==============   =============

     The following is a summary of the significant effects of the restatements on the accompanying condensed consolidated statements of operations:


                                                                              Three Months Ended March 31, 2005
                                                                             ---------------------------------
                                                                                  As
                                                                              Previously
                                                                               Reported          As Restated
                                                                             --------------     --------------
                                                                                      (in thousands)
Equity in loss of Mobile Satellite Ventures LP                                     $(3,723)           $(4,588)
Minority interest                                                                      746                918
Net loss                                                                            (6,482)            (7,175)
Net loss attributable to common stockholders                                        (8,975)            (9,668)
Basic and diluted loss per share                                                     (0.52)             (0.56)

(4)  Interest in the MSV Joint Venture

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

                                                                                  Three Months
                                                                                     Ended
                                                                                 March 31, 2005
                                                                                 ---------------
                                                                                 (in thousands)
Consolidated statement of operations:
     Revenues                                                                            $7,190
     Loss from operations                                                               (21,360)
     Net loss                                                                           (19,981)

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

     In December 2004, the MSV Joint Venture issued rights (the "TerreStar Rights") to receive all of the shares of common stock of TerreStar Networks Inc. ("TerreStar"), then a wholly-owned subsidiary of the MSV Joint Venture, to the limited partners of the MSV Joint Venture, pro rata in accordance with each limited partner's percentage ownership. TerreStar was formed by the MSV Joint Venture to develop business opportunities related to the proposed receipt of certain licenses in the 2 GHz band. The TerreStar Rights were to automatically be exchanged for shares of TerreStar common stock on May 20, 2005. In connection with the distribution of the TerreStar Rights, TerreStar issued warrants to purchase shares of its common stock representing 3% of the outstanding equity for an exercise price of $0.21 per share to certain of the Other MSV Investors. These warrants were exercised in March 2005. On May 11, 2005, TerreStar raised $200.0 million in cash by selling common stock to Motient at a purchase price of $24.42 per share (the "TerreStar Private Placement"), raising Motient's ownership of TerreStar to approximately 61% on an undiluted basis. In connection with the TerreStar Private Placement, the TerreStar Rights were exchanged for shares of TerreStar common stock. Following these transactions, the Company's MSV Investors Subsidiary owns 5,303,315 shares of TerreStar common stock, or approximately 17% of TerreStar on an undiluted basis, and will account for its interest in TerreStar under the cost method.

     In connection with the TerreStar Private Placement, the minority shareholders of TerreStar, including the Company's MSV Investors Subsidiary, TMI and the Other MSV Investors, entered into certain agreements with TerreStar and Motient providing the MSV Investors Subsidiary (and the other minority shareholders) with certain protections, including tag along rights, pre-emptive rights and representation on the TerreStar Board of Directors. In addition, the TerreStar shares held by the minority shareholders, including the MSV Investors Subsidiary, under certain conditions, may be subject to drag along rights of Motient. In connection with the TerreStar Private Placement, the MSV Joint Venture licensed TerreStar certain intellectual property and agreed to provide TerreStar with certain services. Also, in connection with the transaction, Motient agreed, subject to satisfaction of certain conditions, to waive certain rights in order to facilitate a transaction in which one of the minority shareholders in TerreStar acquires all of the interests in the MSV Joint Venture held by the other minority shareholders in TerreStar, resulting in control of the MSV Joint Venture being held by such party. The minority shareholders have not agreed to such a transaction or committed to consummate such a transaction. There can be no assurance that any such discussions will take place among the minority shareholders or otherwise result in a definitive binding agreement.

(5)  Business Transactions

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

     (b) Interest in Navigauge

     As of March 31, 2005, the Company owned approximately 39% of the outstanding equity interests of Navigauge, Inc. ("Navigauge") on an undiluted basis. Navigauge is a privately held media and marketing research firm that collects data on in-car radio usage and driving habits of consumers and intends to market the aggregate data to radio broadcasters, advertisers and advertising agencies in the United States. From January 2005 through March 2005, the Company purchased additional short-term promissory notes from Navigauge with an aggregate principal amount of approximately $0.4 million. As of March 31, 2005, the Company holds short-term promissory notes from Navigauge with an aggregate principal amount of approximately $0.9 million and, following the impairment discussed below, the promissory notes have no carrying amount on the accompanying condensed consolidated balance sheets.

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

     The following table provides a reconciliation of net (loss) income to pro forma net (loss) income as if the fair value method had been applied to all employee awards:

                                                                              Three Months Ended March 31,
                                                                              -----------------------------
                                                                                  2005            2004
                                                                              -------------    ------------
                                                                              (in thousands, except share
                                                                                         data)
Net (loss) income, as reported                                                     $(7,175)            $36
Add:  Stock-based employee compensation expense, as reported                           418             263
Deduct:  Total stock-based employee compensation expense determined under
   fair value based method for all awards                                             (213)            (65)
                                                                              -------------    ------------
Pro forma net (loss) income                                                        $(6,970)           $234
                                                                              =============    ============
Basic and diluted net loss attributable to common stockholders per share:
   As reported                                                                      $(0.56)         $(0.16)
   Pro forma                                                                        $(0.54)         $(0.15)

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

(7)    Segment Information

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

                                                                                                   Eliminate
                                      MSV Joint                                      Parent        MSV Joint
                                       Venture           ESP          AfriHUB       and Other       Venture       Consolidated
                                     ------------    -----------    -----------    -----------    -----------    -------------
                                                                          (in thousands)
Revenues                                  $7,190           $135            $62             $-        $(7,190)            $197
Operating expenses                       (28,550)          (256)          (537)        (2,035)        28,550           (2,828)
                                     ------------    -----------    -----------    -----------    -----------    -------------
Loss from operations                     (21,360)          (121)          (475)        (2,035)        21,360           (2,631)
Interest income (expense), net               635            (15)           (14)           570           (635)             541
Equity in loss of Mobile Satellite
  Ventures LP                                  -              -              -         (4,588)             -           (4,588)
Loss on investments in affiliates              -              -              -         (1,456)             -           (1,456)
Other income (expense), net                  738             52            (26)            15           (738)              41
Minority interest                              6              -              -            918             (6)             918
                                     ------------    -----------    -----------    -----------    -----------    -------------
Net (loss) income                       $(19,981)          $(84)         $(515)       $(6,576)       $19,981          $(7,175)
                                     ============    ===========    ===========    ===========    ===========    =============

Total assets                            $231,722           $124           $631       $147,046      $(231,722)        $147,801
                                     ============    ===========    ===========    ===========    ===========    =============

     The following table presents certain financial information on the Company's reportable segments as of or for the three months ended March 31, 2004:


                                                                          Parent
                                                           ESP         and Other      Consolidated
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

(8)  Discontinued Operations

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

(9)  Related Party Transactions

     During the three months ended March 31, 2005 and 2004, ESP recognized revenues totaling approximately $11,000 and $0.4 million, respectively, for certain services provided to Navigauge and the MSV Joint Venture.

(10)  Contingencies

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

     On May 11, 2005, TerreStar raised $200.0 million in cash by selling common stock to Motient at a purchase price of $24.42 per share (the "TerreStar Private Placement"), raising Motient's ownership of TerreStar to approximately 61% on an undiluted basis (see Note 4). In connection with the TerreStar Private Placement, the TerreStar Rights were exchanged for shares of TerreStar common stock. Following these transactions, the Company's MSV Investors Subsidiary owns 5,303,315 shares of TerreStar common stock, or approximately 17% of TerreStar on an undiluted basis, and will account for its interest in TerreStar under the cost method.

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

     The following discussion has been amended to reflect the impact of the restatement of our financial statements for the three months ended March 31, 2005 as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere herein.


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

   Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the three months ended March 31, 2005 increased to $2.6 million from $1.8 million for the three months ended March 31, 2004, an increase of $0.8 million. This increase relates primarily to the recognition of non-cash expense in the three months ended March 31, 2005 for the following items:

          . approximately $0.4 million of compensation expense related to the 2002 and 2001 repricing of certain options;
          . approximately $0.3 million of compensation expense related to an option to purchase our common stock issued to a consultant in June 2004; and
          . approximately $0.1 million of compensation expense related to warrants contingently issuable to certain employees of AfriHUB if certain operating and financial milestones are achieved.

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

   Depreciation and Amortization Expense

     Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of the financing costs associated with the issuance of our Series A redeemable convertible preferred stock. Depreciation and amortization expense for the three months ended March 31, 2005 increased to approximately $55,000 from approximately $15,000 for the three months ended March 31, 2004, an increase of approximately $40,000. This increase is primarily the result of the capital expenditures made by AfriHUB to build the network infrastructure necessary for it to launch its service. Given the reduction in ESP's workforce and the suspension of AfriHUB's planned roll out to additional university campuses, we anticipate that our capital expenditures with respect to these two entities will remain nominal in future periods.

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

   Equity in Loss of Mobile Satellite Ventures LP

     In November 2004, our notes receivable from the MSV Joint Venture, held through our 80% owned MSV Investors Subsidiary, converted into approximately 23% of the outstanding limited partnership interests in the MSV Joint Venture. Following the conversion, we account for our interest in the MSV Joint Venture under the equity method and record expense relating to our proportionate share of the MSV Joint Venture's net loss. For the three months ended March 31, 2005, we recorded expense of approximately $4.6 million. We do not expect the MSV Joint Venture to be profitable in the near future.

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

   Minority Interest

     For the three months ended March 31, 2005, we recorded minority interest of approximately $0.9 million relating to the equity in loss, primarily the equity in loss of the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary. For the three months ended March 31, 2004, we recorded minority interest of approximately $0.3 million relating to the equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who invested in our MSV Investors Subsidiary.

   Net Loss Attributable to Common Stockholders

     For the three months ended March 31, 2005, we recorded net loss attributable to common stockholders of approximately $9.7 million. For the three months ended March 31, 2004, we recorded a net loss attributable to common stockholders of approximately $2.4 million. Included in net loss attributable to common stockholders for each of the three months ended March 31, 2005 and 2004 was $2.5 million of dividends and accretion related to our Series A redeemable convertible preferred stock. Dividends were accrued related to amounts payable quarterly on our Series A redeemable convertible preferred stock and to the accretion of the carrying amount of the Series A redeemable convertible preferred stock up to its $100 per share face redemption amount over 13 years.

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

   Series A Redeemable Convertible Preferred Stock Dividend

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

Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), a revision of SFAS No. 123. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim period in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. As we currently account for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS No. 123R will have an impact on our results of operations. However, the extent of the impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net (loss) income and loss per share in Note 6 to our condensed consolidated financial statements.

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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits


     The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

           Exhibit
            Number                          Description
           -------                          -----------
             10.1      -  Stockholders Agreement, dated as of May 11, 2005, by
                          and among TerreStar Networks, Inc., MSV Investors, LLC, et al., which was filed as exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 2005 and is hereby incorporated by reference.
             10.2      -  Parent Transfer/Drag Along Agreement, dated as of May
                          11, 2005, by and among TerreStar Networks, Inc., the Company, et al., which was filed as exhibit 10.2 to the Company's Form 10-Q for the period ended March 31, 2005 and is hereby incorporated by reference.
             10.3      -  Conditional Waiver and Consent Agreement, dated as of
                          May 11, 2005, by and among the Company, Motient Corporation, et al., which was filed as exhibit 10.3 to the Company's Form 10-Q for the period ended March 31, 2005 and is hereby incorporated by reference.
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


Date:  November 10, 2005             By:   /s/ JEFFREY A. LEDDY
                                          ----------------------------------
                                          Jeffrey A. Leddy
                                          Chief Executive Officer and President
                                          (Principal Executive Officer and
                                          Principal Financial Officer)

Date:  November 10, 2005             By:   /s/ CRAIG J. KAUFMANN
                                          ----------------------------------
                                          Craig J. Kaufmann
                                          Controller and Treasurer
                                          (Principal Accounting Officer)