Form 10-Q/A
period 2005-06-30
SKYTERRA COMMUNICATIONS INC
filed 2005-11-14
CIK 756502

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



                             EXPLANATORY PARAGRAPH

         The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of SkyTerra Communications, Inc. (the "Company"), filed with the Securities and Exchange Commission on August 15, 2005, is to amend and restate the Company's condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2005. This amendment and restatement includes changes to Part I, Items 1 and 2, and no other information included in the original Form 10-Q is amended hereby. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10 Q/A as exhibits 31.1, 31.2, 32.1 and 32.2. Except for the aforementioned changes, this Form 10-Q/A does not modify or update any disclosure in the Company's Form 10-Q, including the nature and character of such disclosure to reflect events occurring after the initial filing date of the Company's Form 10-Q.

         This amendment reflects the restatement of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 and the condensed consolidated balance sheet as of December 31, 2004 to properly reflect, solely within the equity section of the condensed consolidated balance sheets, the accounting for the dividends paid on its Series A redeemable convertible preferred stock and the accretion of the carrying amount of the Series A redeemable convertible preferred stock up to its $100 per share face redemption amount. These dividends represent (i) the dividend paid quarterly in additional shares of Series A securities from the issuance of the Series A redeemable convertible preferred stock in June 1999 through June 2004 and in cash subsequent to June 2004 and (ii) the deemed dividend relating to the beneficial conversion feature of the Series A redeemable convertible preferred stock and pay-in kind dividends recorded in 1999 and 2000. Cumulative dividends and accretion totaling $114.0 million as of June 30, 2005, including $2.5 million and $5.0 million recorded for the three and six months ended June 30, 2005, respectively, and $109.0 million as of December 31, 2004, were previously reported on the condensed consolidated balance sheets as increases in accumulated deficit. The condensed consolidated balance sheets have been restated to reflect these amounts as decreases in accumulated paid in capital. This restatement had no impact on the Company's net income (loss) available to common stockholders, total assets or cash flows.

         This amendment also reflects the restatement of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 to properly reflect the accounting for its proportionate share of the non-cash stock compensation expense recorded by Mobile Satellite Ventures LP (the "MSV Joint Venture"), including the effects of a restatement of the unaudited interim financial statements of the MSV Joint Venture. As previously reported, for the three and six months ended June 30, 2005, the MSV Joint Venture recognized $3.7 million and $4.3 million, respectively, of stock compensation expense. The Company previously reported its proportionate share of these amounts as a reduction in the equity in the loss of Mobile Satellite Ventures LP on the condensed consolidated statements of operations. Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2005, the Compensation Committee of the MSV Joint Venture's Board of Directors determined that a change in control of the MSV Joint Venture, as defined in the MSV Joint Venture's Unit Incentive Plan, had occurred during the three months ended March 31, 2005. This change in control triggered the immediate vesting of all of the MSV Joint Venture's then outstanding unit options that were subject to accelerated vesting and recognition of $3.8 million of deferred compensation expense associated with these options. Following the restatement, for the three and six months ended June 30, 2005, the MSV Joint Venture recognized $2.0 million and $6.4 million, respectively, of stock compensation expense. The condensed consolidated financial statements have been restated to reflect the Company's proportionate share of the restated net loss of the MSV Joint Venture and its proportionate share of the MSV Joint Venture's restated stock compensation expense as an increase in additional paid in capital.





                                         SKYTERRA COMMUNICATIONS, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share data)
                                                  (unaudited)
                                                                           June 30,          December 31,
                                                                             2005                 2004
                                                                        ----------------    ---------------
                                                                               (Restated - see Note 3)
                                  Assets
Current assets:
   Cash and cash equivalents                                                     $8,292             $34,759
   Short-term investments                                                        27,120              59,748
                                                                        ----------------    ----------------
     Total cash, cash equivalents and short-term investments                     35,412              94,507
   Accounts receivable, net                                                          29                  29
   Prepaid expenses                                                                 231                 452
   Deferred transaction costs                                                         -               4,989
   Other current assets                                                             216                 399
                                                                        ----------------    ----------------
     Total current assets                                                        35,888             100,376

Investment in Hughes Network Systems, LLC                                        61,683                   -
Investment in Mobile Satellite Ventures LP                                       45,598              50,098
Investments in affiliates                                                         2,717               3,361
Restricted cash                                                                   3,060                   -
Property and equipment, net                                                          19                 605
Other assets                                                                        120                 130
                                                                        ----------------    ----------------
       Total assets                                                            $149,085            $154,570
                                                                        ================    ================

                        Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                              $2,085              $2,210
   Accrued liabilities                                                            2,994               8,281
   Deferred revenue                                                                   -                  21
                                                                        ----------------    ----------------
     Total current liabilities                                                    5,079              10,512
                                                                        ----------------    ----------------
Commitment and contingencies

Minority interest                                                                 9,049               9,974
                                                                        ----------------    ----------------
Series A Redeemable Convertible Preferred Stock,
   $.01 par value, net of unamortized
   discount of $30,392 and $32,589, respectively                                 90,903              88,706
                                                                        ----------------    ----------------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized
      10,000,000 shares; issued 1,199,007 shares as
      Series A Redeemable Convertible Preferred Stock at
      June 30, 2005 and December 31, 2004                                             -                   -
   Common stock, $.01 par value. Authorized 200,000,000
      shares; issued and outstanding 8,714,809 shares at
      June 30, 2005 and 8,384,809 shares at December
      31, 2004                                                                       87                  84
   Non-voting common stock, $.01 par value. Authorized
      100,000,000 shares; issued and outstanding 8,990,212
      shares at each of June 30, 2005 and December 31, 2004                          90                  90
   Additional paid-in capital                                                   477,939             475,827
   Accumulated other comprehensive income (loss)                                    460                  (3)
   Accumulated deficit                                                         (434,522)           (430,620)
                                                                        ----------------    ----------------
       Total stockholders' equity                                                44,054              45,378
                                                                        ----------------    ----------------
       Total liabilities and stockholders' equity                              $149,085            $154,570
                                                                        ================    ================


                 See accompanying notes to condensed consolidated financial statements.





                                         SKYTERRA COMMUNICATIONS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except share data)
                                                  (unaudited)

                                                          Three Months Ended June 30,        Six Months Ended June 30,
                                                         ------------------------------    -----------------------------
                                                             2005             2004             2005            2004
                                                         --------------    ------------    -------------   -------------
                                                          (Restated -                      (Restated -
                                                          see Note 3)                      see Note 3)

Revenues                                                          $196            $543             $393          $1,360
Cost of revenues                                                   156             589              355           1,337
                                                         --------------    ------------    -------------   -------------
   Gross profit (loss)                                              40             (46)              38              23
Expenses:
   Selling, general and administrative                           2,153           2,384            4,727           4,148
   Depreciation and amortization                                    54              35              109              50
   Impairment charge                                               421               -              421               -
                                                         --------------    ------------    -------------   -------------
     Total expenses                                              2,628           2,419            5,257           4,198
                                                         --------------    ------------    -------------   -------------
Loss from operations                                            (2,588)         (2,465)          (5,219)         (4,175)
Interest income, net                                               319           5,429              860           7,590
Equity in earnings of Hughes Network Systems, LLC                6,523               -            6,523               -
Equity in loss of Mobile Satellite Ventures LP                  (1,368)              -           (5,956)              -
Loss on investments in affiliates                                 (186)           (372)          (1,642)           (523)
Other income, net                                                  276          20,868              317          20,904
Minority interest                                                  297            (159)           1,215            (459)
                                                         --------------    ------------    -------------   -------------
Net income (loss)                                                3,273          23,301           (3,902)         23,337
   Cumulative dividends and accretion of convertible
     preferred stock to liquidation value                       (2,492)         (2,473)          (4,985)         (4,934)
                                                         --------------    ------------    -------------   -------------
Net income (loss) attributable to common stockholders             $781         $20,828          $(8,887)        $18,403
                                                         ==============    ============    =============   =============
Earnings (loss) per common share:
  Basic                                                          $0.04           $1.38           $(0.51)          $1.22
                                                         ==============    ============    =============   =============
  Diluted                                                        $0.04           $1.33           $(0.51)          $1.18
                                                         ==============    ============    =============   =============
Weighted average common shares outstanding:
  Basic                                                     17,634,454      15,059,698       17,518,713      15,061,753
                                                         ==============    ============    =============   =============
  Diluted                                                   18,757,248      15,707,635       17,518,713      15,643,938
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





                                         SKYTERRA COMMUNICATIONS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
                                                  (unaudited)

                                                                                   Six Months Ended June 30,
                                                                                -------------------------------
                                                                                    2005              2004
                                                                                -------------     -------------
                                                                                (Restated -
                                                                                see Note 3)

Cash flows from operating activities:
  Net (loss) income                                                                $(3,902)          $23,337
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
     Gain from adjustment to reserve for note receivable and
       accrued interest from Motient Corporation                                         -           (22,516)
     Depreciation and amortization                                                     109                50
     Impairment charge                                                                 421                 -
     Equity in earnings of Hughes Network Systems, LLC                              (6,523)                -
     Equity in loss of Mobile Satellite Ventures LP                                  5,956                 -
     Loss on investments in affiliates                                               1,642               523
     Minority interest                                                              (1,215)              459
     Gain on sale of property and equipment                                            (19)                -
     Non-cash compensation expense                                                     726               996
     Non-cash charge for issuance of warrants by consolidated subsidiary                20               338
     Changes in assets and liabilities:
       Accounts receivable, net                                                          -                94
       Prepaid expenses, deferred transaction costs and other assets                 5,393            (4,563)
       Accounts payable, accrued and other liabilities                              (5,460)           (1,352)
       Deferred revenue                                                                (21)              (90)
                                                                                -------------     -------------
           Net cash used in operating activities                                    (2,873)           (2,724)
                                                                                -------------     -------------
Cash flows from investing activities:
   Purchase interest in Hughes Network Systems, LLC                                (50,000)                -
   Sales of short-term investments                                                  44,804            12,123
   Purchases of short-term investments                                             (12,176)          (15,190)
   Restricted cash                                                                  (3,060)                -
   Proceeds from the repayment of the note receivable from Verestar                      -             2,500
   Cash paid for investments in affiliates                                            (562)           (1,210)
   Sales of property and equipment                                                      74                 -
   Purchases of property and equipment                                                  (9)             (170)
   Cash paid for acquisitions, net of cash acquired and acquisition costs                -              (105)
                                                                                -------------     -------------
           Net cash used in investing activities                                   (20,929)           (2,052)
                                                                                -------------     -------------
Cash flows from financing activities:
   Payment of dividend on preferred stock                                           (2,788)                -
   Proceeds from issuance of common stock in connection with
     the exercise of options                                                            77                12
                                                                                -------------     -------------
           Net cash (used in) provided by financing activities                      (2,711)               12
Effect of exchange rate changes on cash and cash equivalents                            46                 -
                                                                                -------------     -------------
Net decrease in cash and cash equivalents                                          (26,467)           (4,764)
Cash and cash equivalents, beginning of period                                      34,759             6,897
                                                                                -------------     -------------
Cash and cash equivalents, end of period                                            $8,292            $2,133
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

(3)  Restatement

     Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2005, the Company determined that it would restate its condensed consolidated financial statements to properly reflect the accounting for the dividends paid on its Series A redeemable convertible preferred stock and the accretion of the carrying amount of the Series A redeemable convertible preferred stock up to its $100 per share face redemption amount. These dividends represent (i) the dividend paid quarterly in additional shares of Series A securities from the issuance of the Series A redeemable convertible preferred stock in June 1999 through June 2004 and in cash subsequent to June 2004 and (ii) the deemed dividend relating to the beneficial conversion feature of the Series A redeemable convertible preferred stock and pay-in kind dividends recorded in 1999 and 2000. Cumulative dividends and accretion totaling $114.0 million as of June 30, 2005, including $2.5 million and $5.0 million recorded for the three and six months ended June 30, 2005, respectively, and $109.0 million as of December 31, 2004 were previously reported on the accompanying condensed consolidated balance sheets as increases in accumulated deficit. The accompanying condensed consolidated balance sheets have been restated to reflect these amounts as decreases in accumulated paid in capital. This restatement had no impact on the Company's net income (loss) available to common stockholders, total assets or cash flows.

     The Company has also restated its condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 to properly reflect the accounting for its proportionate share of the non-cash stock compensation expense recorded by the MSV Joint Venture, including the effects of a restatement of the unaudited interim financial statements of the MSV Joint Venture. As previously reported, for the three and six months ended June 30, 2005, the MSV Joint Venture recognized $3.7 million and $4.3 million, respectively, of stock compensation expense. The Company previously reported its proportionate share of these amounts as a reduction in the equity in the loss of Mobile Satellite Ventures LP on the accompanying condensed consolidated statements of operations. Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2005, the Compensation Committee of the MSV Joint Venture's Board of Directors determined that a change in control of the MSV Joint Venture, as defined in the MSV Joint Venture's Unit Incentive Plan, had occurred during the three months ended March 31, 2005. This change in control triggered the immediate vesting of all of the MSV Joint Venture's then outstanding unit options that were subject to accelerated vesting and recognition of $3.8 million of deferred compensation expense associated with these options. Following the restatement, for the three and six months ended June 30, 2005, the MSV Joint Venture recognized $2.0 million and $6.4 million, respectively, of stock compensation expense. The accompanying condensed consolidated financial statements have been restated to reflect the Company's proportionate share of the restated net loss of the MSV Joint Venture and its proportionate share of the MSV Joint Venture's restated stock compensation expense as an increase in additional paid in capital.

     The following is a summary of the significant effects of the restatements on the accompanying condensed consolidated balance sheets:


                                                                               June 30,        December 31,
                                                                                 2005              2004
                                                                             --------------    --------------
                                                                                     (in thousands)
Additional paid in capital, as previously reported                              $ 590,729         $ 584,798
Impact of restatement of dividends and accretion                                 (113,956)         (108,971)
Impact of restatement of the operating results of the MSV Joint Venture             1,166                 -
                                                                             --------------    --------------
Additional paid in capital, as restated                                         $ 477,939         $ 475,827
                                                                             ==============    ==============
Accumulated deficit, as previously reported                                     $(547,312)        $(539,591)
Impact of restatement of dividends and accretion                                  113,956           108,971
Impact of restatement of the operating results of the MSV Joint Venture            (1,166)                -
                                                                             --------------    --------------
Accumulated deficit, as restated                                                $(434,522)        $(430,620)
                                                                             ==============    ==============

     The following is a summary of the significant effects of the restatements on the accompanying condensed consolidated statements of operations:


                                                                   Three Months Ended                 Six Months Ended
                                                                     June 30, 2005                     June 30, 2005
                                                            -------------------------------    -------------------------------
                                                                 As                                 As
                                                             Previously                         Previously
                                                              Reported         As Restated      Reported           As Restated
                                                            -------------    --------------    --------------    -------------
                                                                                     (in thousands)

Equity in loss of Mobile Satellite Ventures LP                    $(777)          $(1,368)          $(4,500)        $ (5,956)
Minority interest                                                   179               297               925            1,214
Net income (loss)                                                 3,746             3,273            (2,736)          (3,902)
Net income (loss) attributable to common stockholders             1,254               781            (7,721)          (8,887)
Basic earnings (loss) per share                                    0.07              0.04             (0.44)           (0.51)
Diluted earnings (loss) per share                                  0.06              0.04             (0.44)           (0.51)


(4)  Interest in the MSV Joint Venture

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


                                                       June 30, 2005      December 31, 2004
                                                       ---------------    ------------------
                                                                  (in thousands)

Consolidated balance sheet information:
     Current assets                                          $123,277            $139,978
     Noncurrent assets                                        101,110             106,245
     Current liabilities                                        9,553              11,772
     Noncurrent liabilities                                    21,763              21,386
     Minority interest                                              -                 101
     Partners' equity                                         193,071             212,964

                                                        Three Months        Six Months
                                                           Ended              Ended
                                                       June 30, 2005      June 30, 2005
                                                       ---------------    ---------------
                                                                (in thousands)
Consolidated statement of operations:
     Revenues                                                 $7,460            $14,650
     Loss from continuing operations                          (7,388)           (19,822)
     Net loss                                                 (6,723)           (26,704)


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

(5)  Interest in Hughes Network Systems

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

     In addition, in July 2005, HNS adopted an incentive plan pursuant to which bonus units representing up to approximately 4% of the increase in the value of HNS are available for grant to its employees. The bonus units provide for time vesting over five years subject to a participant's continued employment with HNS and reflect a right to receive a cash payment upon a change of control of HNS (but excluding the acquisition by the Company of the remaining 50% of the outstanding Class A equity interests) or a sale of substantially all of the assets of HNS. Pursuant to the plan, if the Company acquires the remaining 50% of the outstanding Class A equity interests and a participant in the plan is still employed by HNS at such time, then the participant's vested bonus units would be exchanged for common stock of the Company. The number of shares of the Company's common stock to be issued upon such exchange would be based upon the fair market value of such vested bonus unit divided by the value of the Company's common stock at such time.

     The Company accounts for its interest in HNS under the equity method in accordance with Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"), as HNS is a variable interest entity as defined in FIN 46R and the Company is not the primary beneficiary as defined in FIN 46R. Accordingly, the Company records its proportionate share of the net income of HNS, subject to certain adjustments. These adjustments relate primarily to the amortization of the excess of the Company's proportionate share of HNS' net assets over the Company's carrying amount on the date of acquisition. This excess is being amortized over the remaining useful life of certain HNS long-lived assets on a straight line basis. As of June 30, 2005, the Company's proportionate share of HNS' net assets exceeded its book investment by approximately $11.8 million.

     The following table presents summarized consolidated financial information for HNS for the periods indicated:

                                                        June 30, 2005
                                                        ---------------
                                                        (in thousands)
Consolidated balance sheet information:
     Current assets                                           $453,009
     Noncurrent assets                                         280,847
     Current liabilities                                       203,187
     Noncurrent liabilities                                    379,466
     Minority interest                                           7,236
     Owners' equity                                            143,967

                                                       April 23, 2005
                                                              to
                                                        June 30, 2005
                                                        ---------------
                                                        (in thousands)
Consolidated statement of operations:
     Revenues                                                 $154,719
     Income from operations                                     16,808
     Net income                                                 12,402

     As of December 31, 2004, the Company had incurred approximately $5.0 million of transaction costs, including legal, accounting and other costs directly related to the transaction. These costs are included in deferred transaction costs on the accompanying condensed consolidated balance sheet as of December 31, 2004. At closing of the acquisition, HNS either paid these costs directly or reimbursed the Company for amounts paid by the Company.

(6)  Variable Interest Entities

     (a) Interest in Navigauge

     As of June 30, 2005, the Company owned approximately 39% of the outstanding equity interests of Navigauge, Inc. ("Navigauge") on an undiluted basis. Navigauge is a privately held media and marketing research firm that collects data on in-car radio usage and driving habits of consumers and intends to market the aggregate data to radio broadcasters, advertisers and advertising agencies in the United States. From January 2005 through June 2005, the Company purchased additional short-term promissory notes from Navigauge with an aggregate principal amount of approximately $0.6 million. As of June 30, 2005, the Company holds short-term promissory notes from Navigauge with an aggregate principal amount of approximately $1.1 million and, following the impairment discussed below, the promissory notes have no carrying amount on the accompanying condensed consolidated balance sheets.

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

     As Navigauge was unsuccessful in raising the capital necessary to expand its service beyond the Atlanta market and in light of its prospects, during the six months ended June 30, 2005, the Company recognized a loss of approximately $1.3 million relating to the impairment of the aggregate remaining carrying amount of its equity interest in Navigauge and the short-term promissory notes. This loss is included in loss on investments in affiliates on the accompanying condensed consolidated statements of operations. In July 2005, Navigauge entered into a non-binding letter of intent to sell substantially all of its assets. The sale of the assets is subject to, among other things, completion of the buyer's due diligence and negotiation and execution of definitive documentation satisfactory to the parties. If the sale of the assets occurs on the terms set forth in the non-binding letter of intent, the Company would recover a certain amount on the short-term promissory notes with such amount being recorded as a gain in the Company's condensed consolidated statements of operations.

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

(7)  Earnings (Loss) Per Common Share

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

(8)  Stock Option Plans

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

     The following table provides a reconciliation of net income (loss) to pro forma net income (loss) as if the fair value method had been applied to all employee awards:


                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                          -----------------------------    -----------------------------
                                                              2005            2004             2005            2004
                                                          -------------    ------------    -------------   -------------
                                                                      (in thousands, except per share data)

Net income (loss), as reported                                 $3,273         $23,301         $(3,902)         $23,337
(Deduct) Add: Stock-based employee compensation
   (contra-expense) expense, as reported                          (77)            730             341              993
Deduct: Total stock-based employee compensation
   expense determined under fair value based method for
   all awards                                                    (307)            (69)           (520)            (134)
                                                          -------------    ------------    -------------   -------------
Pro forma net income (loss)                                    $2,889         $23,962         $(4,081)         $24,196
                                                          =============    ============    =============   =============

Basic earnings (loss) per common share:
   As reported                                                  $0.04           $1.38          $(0.51)           $1.22
   Pro forma                                                    $0.02           $1.43          $(0.52)           $1.28

Diluted earnings (loss) per common share:
   As reported                                                  $0.04           $1.33          $(0.51)           $1.18
   Pro forma                                                    $0.02           $1.37          $(0.52)           $1.23


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

(9)  Segment Information

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

                                                                                                       Eliminate
                                       MSV                                                             MSV Joint
                                      Joint                                               Parent        Venture
                                      Venture        HNS          ESP        AfriHUB     and Other      and HNS     Consolidated
                                    ----------   -----------   ---------   ----------   ----------   ------------   -------------
                                                                           (in thousands)

Revenues                              $7,460      $154,719        $112          $84           $-      $(162,179)           $196
Operating expenses                   (14,848)     (137,911)       (144)        (734)      (1,906)       152,759          (2,784)
                                    ----------   -----------   ---------   ----------   ----------   ------------   -------------
(Loss) income from continuing         (7,388)       16,808         (32)        (650)      (1,906)        (9,420)         (2,588)
  operations
Interest income (expense), net           737        (3,820)        (15)         (23)         357          3,083             319
Equity in earnings of Hughes
  Network Systems, LLC                     -             -           -            -        6,523              -           6,523
Equity in loss of Mobile Satellite
  Ventures LP                              -             -           -            -       (1,368)             -          (1,368)
Loss on investments in affiliates          -             -           -            -         (186)             -            (186)
Other income (expense), net              595          (447)         (7)         (45)         328           (148)            276
Minority interest                         25          (139)          -            -          297            114             297
Loss from discontinued operations       (692)            -           -            -            -            692               -
                                    ----------   -----------   ---------   ----------   ----------   ------------   -------------
Net (loss) income                    $(6,723)      $12,402        $(54)       $(718)      $4,045        $(5,679)         $3,273
                                    ==========   ===========   =========   ==========   ==========   ============   =============


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

                                                                                                       Eliminate
                                       MSV                                                             MSV Joint
                                      Joint                                               Parent        Venture
                                      Venture        HNS          ESP        AfriHUB     and Other      and HNS     Consolidated
                                    ----------   -----------   ---------   ----------   ----------   ------------   -------------
                                                                           (in thousands)

Revenues                              $14,650      $154,719        $247         $146           $-     $(169,369)          $393
Operating expenses                    (34,472)     (137,911)       (400)      (1,271)      (3,941)      172,383         (5,612)
                                    ----------   -----------   ---------   ----------   ----------   ------------   -------------
(Loss) income from continuing
  operations                          (19,822)       16,808        (153)      (1,125)      (3,941)        3,014         (5,219)
Interest income (expense), net          1,338        (3,820)        (30)         (37)         927         2,482            860
Equity in earnings of Hughes
  Network Systems, LLC                      -             -           -            -        6,523             -          6,523
Equity in loss of Mobile Satellite
  Ventures LP                               -             -           -            -       (5,956)            -         (5,956)
Loss on investments in affiliates           -             -           -            -       (1,642)            -         (1,642)
Other income (expense), net             1,333          (447)         45         (71)          343          (886)           317
Minority interest                          31          (139)          -            -        1,215           108          1,215
Loss from discontinued operations      (9,584)            -           -            -            -         9,584              -
                                    ----------   -----------   ---------   ----------   ----------   ------------   -------------
Net (loss) income                    $(26,704)      $12,402       $(138)     $(1,233)     $(2,531)      $14,302         $(3,902)
                                    ==========   ===========   =========   ==========   ==========   ============   =============


     The following table presents certain financial information on the Company's reportable segments for the three months ended June 30, 2004:

                                                                           Parent
                                                ESP          AfriHUB      and Other      Consolidated
                                            -----------    -----------    -----------    -------------
                                                                 (in thousands)

Revenues                                         $543             $-             $-             $543
Operating expenses                               (858)          (462)        (1,688)          (3,008)
                                            -----------    -----------    -----------    -------------
Loss from operations                             (315)          (462)        (1,688)          (2,465)
Interest (expense) income, net                    (18)             -          5,447            5,429
Loss on investments in affiliates                 (89)             -           (283)            (372)
Other income, net                                 722              -         20,146           20,868
Minority interest                                   -             92           (251)            (159)
                                            -----------    -----------    -----------    -------------
Net income (loss)                                $300          $(370)       $23,371          $23,301
                                            ===========    ===========    ===========    =============

     The following table presents certain financial information on the Company's reportable segments for the six months ended June 30, 2004:

                                                                           Parent
                                                ESP          AfriHUB      and Other      Consolidated
                                            -----------    -----------    -----------    -------------
                                                                 (in thousands)

Revenues                                        $1,360             $-             $-           $1,360
Operating expenses                              (1,934)          (462)        (3,139)          (5,535)
                                            -----------    -----------    -----------    -------------
Loss from operations                              (574)          (462)        (3,139)          (4,175)
Interest (expense) income, net                     (35)             -          7,625            7,590
Loss on investments in affiliates                 (164)             -           (359)            (523)
Other income, net                                  741              -         20,163           20,904
Minority interest                                    -             92           (551)            (459)
                                            -----------    -----------    -----------    -------------
Net (loss) income                                 $(32)         $(370)       $23,739          $23,337
                                            ===========    ===========    ===========    =============


(10) Impairment of Long-Lived Assets

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

(11) Discontinued Operations

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

(12) Related Party Transactions

     During the three and six months ended June 30, 2005, ESP recognized revenues totaling nil and $11,000, respectively, for certain services provided to the MSV Joint Venture. During the three and six months ended June 30, 2004, ESP recognized revenues totaling approximately $0.1 million and $0.4 million, respectively, for certain services provided to Navigauge and the MSV Joint Venture.

(13) Commitments and Contingencies

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

     The following discussion has been amended to reflect the impact of the restatement of our financial statements for the three and six months ended June 30, 2005 as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere herein.

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

   Equity in Loss of Mobile Satellite Ventures LP

     In November 2004, our notes receivable from the MSV Joint Venture, held through our 80% owned MSV Investors Subsidiary, converted into approximately 23% of the outstanding limited partnership interests in the MSV Joint Venture. Following the conversion, we account for our interest in the MSV Joint Venture under the equity method and record expense relating to our proportionate share of the MSV Joint Venture's net loss. For the three months ended June 30, 2005, we recorded expense of approximately $1.4 million.

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

   Minority Interest

     For the three months ended June 30, 2005, we recorded minority interest of approximately $0.3 million relating to the equity in loss of the MSV Joint Venture which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary. For the three months ended June 30, 2004, we recorded minority interest of approximately $0.2 million relating to the $0.3 million of equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary, partially offset by the $0.1 million of equity in loss attributable to the other shareholders in AfriHUB.

   Net Income Attributable to Common Stockholders

     For the three months ended June 30, 2005 and 2004, we recorded net income attributable to common stockholders of approximately $0.8 million and $20.8 million, respectively. Included in net income attributable to common stockholders for each of the three months ended June 30, 2005 and 2004 was $2.5 million of dividends and accretion related to our Series A redeemable convertible preferred stock. Dividends were accrued related to amounts payable quarterly on our Series A redeemable convertible preferred stock and to the accretion of the carrying amount of the Series A redeemable convertible preferred stock up to its $100 per share face redemption amount over 13 years.

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

   Equity in Loss of Mobile Satellite Ventures LP

     In November 2004, our notes receivable from the MSV Joint Venture, held through our 80% owned MSV Investors Subsidiary, converted into approximately 23% of the outstanding limited partnership interests in the MSV Joint Venture. Following the conversion, we account for our interest in the MSV Joint Venture under the equity method and record expense relating to our proportionate share of the MSV Joint Venture's net loss. For the six months ended June 30, 2005, we recorded expense of approximately $6.0 million.

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

   Minority Interest

     For the six months ended June 30, 2005, we recorded minority interest of approximately $1.2 million relating to the equity in loss of the MSV Joint Venture which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary. For the six months ended June 30, 2004, we recorded minority interest of approximately $0.5 million relating to the $0.6 million of equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary, partially offset by the $0.1 million of equity in loss attributable to the other shareholders in AfriHUB.

   Net Income (Loss) Attributable to Common Stockholders

     For the six months ended June 30, 2005, we recorded net loss attributable to common stockholders of approximately $8.9 million. For the six months ended June 30, 2004, we recorded net income attributable to common stockholders of approximately $18.4 million. Included in net (loss) income attributable to common stockholders for the six months ended June 30, 2005 and 2004 was $5.0 million and $4.9 million, respectively, of dividends and accretion related to our Series A redeemable convertible preferred stock. Dividends were accrued related to amounts payable quarterly on our Series A redeemable convertible preferred stock and to the accretion of the carrying amount of the Series A redeemable convertible preferred stock up to its $100 per share face redemption amount over 13 years.

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

Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), a revision of SFAS No. 123. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim period in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. As we currently account for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS No. 123R will have an impact on our results of operations. However, the extent of the impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net (loss) income and loss per share in Note 8 to our condensed consolidated financial statements.

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

Item 5. Other Information

     None

Item 6. Exhibits

     The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

           Exhibit
            Number                            Description
           -------                            -----------

             10.1       - Hughes Network Systems, LLC Bonus Unit Plan, which
                          was filed as exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2005 and is hereby incorporated by reference.

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