Form 10-Q
period 2005-09-30
SKYTERRA COMMUNICATIONS INC
filed 2005-11-14
CIK 756502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                 /x/ Quarterly report pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2005, or


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

As of November 14, 2005, 8,718,309 shares of the registrant's voting common stock and 8,990,212 shares of the registrant's non-voting common stock were outstanding.

                         SKYTERRA COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                         September 30,       December 31,
                                                                                             2005                2004
                                                                                        ----------------    ----------------
                                        Assets
Current assets:
   Cash and cash equivalents                                                                    $23,231             $34,759
   Short-term investments                                                                        10,498              59,748
                                                                                        ----------------    ----------------
     Total cash, cash equivalents and short-term investments                                     33,729              94,507
   Accounts receivable, net                                                                          69                  29
   Prepaid expenses                                                                                  87                 452
   Investments in affiliates                                                                        918                 650
   Deferred transaction costs                                                                         -               4,989
   Other current assets                                                                             504                 399
                                                                                        ----------------    ----------------
     Total current assets                                                                        35,307             101,026

Investment in Hughes Network Systems, LLC                                                        68,047                   -
Investment in Mobile Satellite Ventures LP                                                       44,411              50,098
Investments in affiliates                                                                         1,631               2,711
Restricted cash                                                                                   3,060                   -
Property and equipment, net                                                                          69                 605
Other assets                                                                                        120                 130
                                                                                        ----------------    ----------------
       Total assets                                                                            $152,645            $154,570
                                                                                        ================    ================

                          Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                              $2,714              $2,210
   Accrued liabilities                                                                            1,595               8,281
   Short-term borrowing                                                                             228                   -
   Deferred revenue                                                                                   -                  21
                                                                                        ----------------    ----------------
     Total current liabilities                                                                    4,537              10,512
                                                                                        ----------------    ----------------
Commitments and contingencies

Minority interest                                                                                 8,808               9,974
                                                                                        ----------------    ----------------
Series A Redeemable Convertible Preferred Stock, $.01 par value, net of
   unamortized discount of $29,293 and $32,589, respectively                                     92,002              88,706
                                                                                        ----------------    ----------------
Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued
     1,199,007 shares as Series A Redeemable Convertible Preferred Stock at
     September 30, 2005 and December 31, 2004                                                         -                   -
   Common stock, $.01 par value.  Authorized 200,000,000 shares; issued and outstanding 8,717,309 shares at September 30, 2005 and 8,384,809 shares at
     December 31, 2004                                                                               87                  84
   Non-voting common stock, $.01 par value.  Authorized 100,000,000 shares; issued and outstanding 8,990,212 shares at each of September 30, 2005 and December 31,
     2004                                                                                            90                  90
   Additional paid-in capital                                                                   475,736             475,827
   Accumulated other comprehensive income (loss)                                                    349                  (3)
   Accumulated deficit                                                                         (428,964)           (430,620)
                                                                                        ----------------    ----------------
       Total stockholders' equity                                                                47,298              45,378
                                                                                        ----------------    ----------------
       Total liabilities and stockholders' equity                                              $152,645            $154,570
                                                                                        ================    ================


                      See accompanying notes to condensed consolidated financial statements.


                         SKYTERRA COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)


                                                          Three Months Ended September        Nine Months Ended September
                                                                       30,                                30,
                                                         --------------------------------    -------------------------------
                                                              2005              2004             2005              2004
                                                         ---------------    -------------    --------------    -------------
Revenues                                                           $268             $418              $661           $1,778
Cost of revenues                                                     90              398               445            1,735
                                                         ---------------    -------------    --------------    -------------
  Gross profit                                                      178               20               216               43
Expenses:
   Selling, general and administrative                            1,902            2,224             6,629            6,372
   Depreciation and amortization                                      6               45               115               95
  Impairment charge                                                   -                -               421                -
                                                         ---------------    -------------    --------------    -------------
     Total expenses                                               1,908            2,269             7,165            6,467
                                                         ---------------    -------------    --------------    -------------
Loss from operations                                             (1,730)          (2,249)           (6,949)          (6,424)
Interest income, net                                                271            1,900             1,131            9,490
Equity in earnings of Hughes Network Systems, LLC                 6,364                -            12,887                -
Equity in loss of Mobile Satellite Ventures LP                   (1,563)               -            (7,519)                -
Gain (Loss) on investments in affiliates                            431             (449)           (1,211)            (972)
Other income (expense), net                                         624              (63)              941           20,841
Minority interest                                                   316             (172)            1,531             (631)
                                                         ---------------    -------------    --------------    -------------
Income (loss) from continuing operations                          4,713           (1,033)              811           22,304
Gain from wind-down of discontinued operations                      845                -               845                -
                                                         ---------------    -------------    --------------    -------------
Net income (loss)                                                 5,558           (1,033)            1,656           22,304
   Cumulative dividends and accretion of convertible
     preferred stock to liquidation value                        (2,492)          (2,492)           (7,477)          (7,426)
                                                         ---------------    -------------    --------------    -------------
Net income (loss) attributable to common stockholders            $3,066          $(3,525)          $(5,821)         $14,878
                                                         ===============    =============    ==============    =============
Basic earnings (loss) per common share:
  Continuing operations                                           $0.12           $(0.23)           $(0.38)           $0.99
  Discontinued operations                                          0.05                -              0.05                -
                                                         ---------------    -------------    --------------    -------------
     Net earnings (loss) per common share                         $0.17           $(0.23)           $(0.33)           $0.99
                                                         ===============    =============    ==============    =============
Diluted earnings (loss) per common share:
  Continuing operations                                           $0.12           $(0.23)           $(0.38)           $0.95
  Discontinued operations                                          0.04                -              0.05                -
                                                         ---------------    -------------    --------------    -------------
     Net earnings (loss) per common share                         $0.16           $(0.23)           $(0.33)           $0.95
                                                         ===============    =============    ==============    =============
Weighted average common shares outstanding:
  Basic                                                      17,705,506       15,064,616        17,581,661       15,062,714
                                                         ===============    =============    ==============    =============
  Diluted                                                    18,621,611       15,064,616        17,581,661       15,713,479
                                                         ===============    =============    ==============    =============


                      See accompanying notes to condensed consolidated financial statements.



                         SKYTERRA COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                     --------------------------------
                                                                                         2005              2004
                                                                                     -------------     --------------
Cash flows from operating activities:
   Net income                                                                              $1,656            $22,304
   Adjustments to reconcile net income to net cash used in operating activities:
     Gain from adjustment to reserve for note receivable and accrued interest
       from Motient Corporation                                                                 -            (22,516)
     Gain from discontinued operations                                                       (845)                 -
     Depreciation and amortization                                                            115                 95
     Impairment charge                                                                        421                  -
     Equity in earnings of Hughes Network Systems, LLC                                    (12,887)                 -
     Equity in loss of Mobile Satellite Ventures LP                                         7,519                  -
     Loss on investments in affiliates                                                      1,211                972
     Minority interest                                                                     (1,531)               631
     Gain on sale of property and equipment                                                   (19)                 -
     Non-cash compensation expense                                                            736                935
     Non-cash charge for issuance of warrants by consolidated subsidiary                       56                392
     Changes in assets and liabilities:
       Accounts receivable, net                                                               (40)                88
       Prepaid expenses, deferred transaction costs and other assets                        5,251               (836)
       Accounts payable, accrued and other liabilities                                     (5,014)            (1,183)
       Deferred revenue                                                                       (21)               (37)
                                                                                     -------------     --------------
           Net cash (used in) provided by continuing operations                            (3,392)               845
           Net cash used in discontinued operations                                          (433)                (9)
                                                                                     -------------     --------------
           Net cash (used in) provided by operating activities                             (3,825)               836
                                                                                     -------------     --------------
Cash flows from investing activities:
   Purchase interest in Hughes Network Systems, LLC                                       (50,000)                 -
   Sales and maturities of short-term investments                                          61,477             22,149
   Purchases of short-term investments                                                    (12,226)           (46,043)
   Restricted cash                                                                         (3,060)                 -
   Repayments of notes receivable                                                               -             21,500
   Cash paid for investments in affiliates                                                   (562)            (1,422)
   Sales of investments in affiliates                                                         517                  -
   Sales of property and equipment                                                             74                  -
   Purchases of property and equipment                                                        (61)              (603)
   Cash paid for acquisitions, net of cash acquired and acquisition costs                       -               (105)
                                                                                     -------------     --------------
           Net cash used in investing activities                                           (3,841)            (4,524)
                                                                                     -------------     --------------
Cash flows from financing activities:
   Payment of dividend on preferred stock                                                  (4,182)                 -
   Proceeds from short-term borrowings                                                        229                  -
   Proceeds from issuance of common stock in connection with the exercise
     of options                                                                                80                 17
   Repurchase of common stock of consolidated subsidiary                                       (4)                 -
                                                                                     -------------     --------------
           Net cash (used in) provided by financing activities                             (3,877)                17
Effect of exchange rate changes on cash and cash equivalents                                   15                  4
                                                                                     -------------     --------------
Net decrease in cash and cash equivalents                                                 (11,528)            (3,667)
Cash and cash equivalents, beginning of period                                             34,759              9,897
                                                                                     -------------     --------------
Cash and cash equivalents, end of period                                                  $23,231             $6,230
                                                                                     =============     ==============


                      See accompanying notes to condensed consolidated financial statements.




                         SKYTERRA COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1)  Description of the Business

     SkyTerra Communications, Inc. (the "Company") operates its business through a group of complementary companies in the telecommunications industry. These companies include: (i) Hughes Network Systems, LLC ("HNS"), a leading provider of broadband satellite networks and services to the enterprise market and satellite Internet access to the North American consumer market; (ii) the Mobile Satellite Venture, L.P. joint venture ("MSV Joint Venture"), a joint venture which provides mobile digital voice and data communications services via satellite; (iii) Electronic System Products, Inc. ("ESP"), formerly a product development and engineering services firm which is currently focusing on maximizing the license revenue from its intellectual property portfolio and (iv) AfriHUB, LLC ("AfriHUB"), an early stage company that provides a limited amount of satellite based Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities while it actively pursues opportunities to provide technical training in the Nigerian market. The Company completed its acquisition of 50% of the equity interests of HNS in April 2005 and serves as its managing member.

     The Company is headquartered in New York, New York.

 (2) Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2004 which are contained in the Company's Annual Report on Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission. The results of the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year's presentation.

(3)  Proposed Distribution and Merger

     On September 22, 2005, the Company announced a plan to separate into two publicly owned companies: the Company, which would solely hold its current stake in each of the MSV Joint Venture and TerreStar; and SkyTerra Holdings, Inc. ("Holdings"), a newly formed entity that would own all of the Company's other assets, including its managing interest in HNS. This proposed separation would be accomplished by (i) the contribution of all of the Company's assets other than its stake in each of the MSV Joint Venture and TerreStar to Holdings and (ii) a special dividend distribution of the common stock of Holdings to the Company's stockholders. The Company also announced that it had executed a non-binding letter of intent with Motient and TMI Communications and Company, among others, that would result in the consolidation of the ownership of the MSV Joint Venture and TerreStar into Motient. This consolidation would include the merger of the Company, following the special dividend distribution, into Motient, in a tax-free stock-for-stock merger. The special dividend distribution and the consummation of the merger are subject to, among other things, definitive documentation, filing of the appropriate registration statements with the Securities and Exchange Commission and the requisite final approvals from the Company's board of directors.

(4)  Interest in the MSV Joint Venture

   MSV Joint Venture

     The Company's 80% owned MSV Investors, LLC subsidiary (the "MSV Investors Subsidiary") owns approximately 23% of the limited partnership interests (on an undiluted basis) of the MSV Joint Venture, a joint venture that also includes TMI Communications, Inc. ("TMI"), Motient Corporation ("Motient") and certain other investors (the "Other MSV Investors"). The Company accounts for its interest in the MSV Joint Venture under the equity method and, accordingly, records its proportionate share of the net loss of the MSV Joint Venture, subject to certain adjustments. These adjustments relate primarily to the amortization of the excess of the Company's carrying amount over its proportionate share of the MSV Joint Venture's net assets on the date of conversion. This excess is being amortized over the remaining useful life of certain MSV Joint Venture long-lived assets on a straight line basis. As of September 30, 2005, the Company's book investment exceeded its proportionate share of the MSV Joint Venture's net assets by approximately $1.5 million.

     The following table presents summarized consolidated financial information for the MSV Joint Venture for the periods indicated. Certain reclassifications have been made to the MSV Joint Venture's consolidated balance sheet information as of December 31, 2004 and consolidated statement of operation information for the nine months ended September 30, 2005 to reflect TerreStar Networks, Inc. ("TerreStar") as a discontinued operation which resulted from the exchange of the TerreStar Rights as discussed below.


                                                                                 September 30,      December 31,
                                                                                     2005              2004
                                                                                 --------------   --------------
                                                                                         (in thousands)
Consolidated balance sheet information:
     Current assets                                                                   $120,711          $139,978
     Noncurrent assets                                                                 101,508           106,245
     Current liabilities                                                                12,082            11,772
     Noncurrent liabilities                                                             22,288            21,386
     Minority interest                                                                       -               101
     Partners' equity                                                                  187,849           212,964

                                                                                 Three Months       Nine Months
                                                                                     Ended             Ended
                                                                                 September 30,     September 30,
                                                                                      2005             2005
                                                                                 --------------   --------------
                                                                                         (in thousands)
Consolidated statement of operations:
     Revenues                                                                           $7,905           $22,554
     Loss from continuing operations                                                    (9,529)          (29,351)
     Net loss                                                                           (6,710)          (33,414)

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

   TerreStar Networks

     TerreStar was formed by the MSV Joint Venture to develop business opportunities related to the proposed receipt of certain licenses in the 2 GHz band. In December 2004, the MSV Joint Venture issued rights (the "TerreStar Rights") to receive all of the shares of common stock of TerreStar, then a wholly-owned subsidiary of the MSV Joint Venture, to the limited partners of the MSV Joint Venture, pro rata in accordance with each limited partner's percentage ownership. The TerreStar Rights were to automatically be exchanged for shares of TerreStar common stock on May 20, 2005. In connection with the distribution of the TerreStar Rights, TerreStar issued warrants to purchase shares of its common stock representing 3% of the outstanding equity for an exercise price of $0.21 per share to certain of the Other MSV Investors. These warrants were exercised in March 2005. On May 11, 2005, the TerreStar Rights were exchanged for shares of TerreStar common stock in connection with the sale by TerreStar of $200.0 million of its common stock to Motient at a purchase price of $24.42 per share (the "TerreStar Private Placement"), increasing Motient's ownership of TerreStar to approximately 61% on an undiluted basis. Following these transactions, the Company's MSV Investors Subsidiary owns 5,303,315 shares of TerreStar common stock, or approximately 17% of TerreStar on an undiluted basis, and is accounting for its interest in TerreStar under the cost method. In accordance with Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions," the Company's carrying value for its interest in TerreStar is based on its pro rata share of the MSV Joint Venture's carrying value for TerreStar before the distribution. As the MSV Joint Venture had no carrying value for its interest in TerreStar, the Company has not recorded any carrying value for its interest in TerreStar on the accompanying condensed consolidated balance sheets.

     In connection with the TerreStar Private Placement, the minority shareholders of TerreStar, including the Company's MSV Investors Subsidiary, TMI and the Other MSV Investors, entered into certain agreements with TerreStar and Motient providing the MSV Investors Subsidiary (and the other minority shareholders) with certain protections, including tag along rights, pre-emptive rights and representation on the TerreStar Board of Directors. In addition, the TerreStar shares held by the minority shareholders, including the MSV Investors Subsidiary, under certain conditions, may be subject to drag along rights of Motient. In connection with the TerreStar Private Placement, the MSV Joint Venture licensed TerreStar certain intellectual property and agreed to provide TerreStar with certain services. Also, in connection with the transaction, Motient agreed, subject to satisfaction of certain conditions, to waive certain rights in order to facilitate a transaction in which one of the minority shareholders in TerreStar who also holds interests in the MSV Joint Venture acquires all of the interests in the MSV Joint Venture held by the other minority shareholders in TerreStar, resulting in control of the MSV Joint Venture being held by such party. The minority shareholders have not agreed to such a transaction or committed to consummate such a transaction. As described in Note 3, on September 22, 2005, the Company, Motient, TMI Communications and Company and the Other MSV Investors executed a non-binding letter of intent that would result in the consolidation of the MSV Joint Venture and TerreStar into Motient. If that transaction is consummated, an agreement with the other minority shareholders of TerreStar would not occur. There can be no assurance that the agreement with Motient will be consummated or, in the alternative, that any discussions among the minority shareholders in TerreStar to consolidate their interests in the MSV Joint Venture and TerreStar will take place or otherwise result in a definitive binding agreement.

(5)  Interest in Hughes Network Systems

     In April 2005, the Company completed its acquisition of 50% of the Class A membership interests of HNS from DTV Network Systems, Inc. (formerly known as Hughes Network Systems, Inc., "DTV"), a wholly owned subsidiary of The DIRECTV Group, Inc. ("DIRECTV"), for $50.0 million in cash and 300,000 shares of the Company's common stock. The acquisition occurred pursuant to an agreement among the Company, DIRECTV, DTV and HNS, dated December 3, 2004, as amended. Immediately prior to the acquisition, DTV contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and carrier businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development, to HNS, which at the time was a wholly-owned subsidiary of DTV. In consideration for the contribution of assets by DTV, HNS paid DTV $190.7 million of cash. This payment represents the $201.0 million stated in the agreement less an estimated purchase price adjustment of $10.3 million, which is subject to further adjustment depending principally upon the closing value of HNS' working capital (as defined in the agreement). On July 21, 2005, DTV submitted its proposed final working capital statement asserting that it was entitled to a $12.0 million payment from HNS. On October 21, 2005, HNS notified DTV of its objection to the proposed final working capital statement and asserted that an additional payment of $19.7 million was due from DTV to HNS. On November 10, 2005, HNS and DTV agreed that HNS would pay DTV $10.0 million to resolve the dispute if Holdings closes on the acquisition of the remaining 50% of the Class A membership interest of HNS that the Company does not currently own (as described further below). If the acquisition of the remaining 50% of the Class A membership interests does not close and the parties are otherwise unable to resolve the dispute, it will be referred to an independent accounting firm for binding resolution.

     Concurrent with the acquisition, HNS incurred $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. The Company and DTV have each pledged their respective membership interests of HNS to secure the obligations of HNS under the term indebtedness. The indebtedness is otherwise non-recourse to the Company or DTV. Following the acquisition, the Company serves as the managing member of HNS.

     The HNS limited liability agreement allows for the issuance of Class B membership interests which are entitled to receive a pro rata share of any capital gains upon, among other things, a sale of HNS. In April 2005, Class B membership interests were issued to certain members of HNS' senior management and the Company's chief executive officer and president entitling the holders to approximately 4% of any capital gains resulting from a qualifying transaction. These Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance milestones. Following the contribution of the Company's Class A membership interests to Holdings and closing of acquisition of the remaining 50% of the outstanding Class A membership interests, then one year following such a transaction, at the holders' election, vested Class B membership interests could be exchanged for common stock of the Holdings. The number of shares of the Holdings' common stock to be issued upon such exchange would be based upon the fair market value of such vested Class B membership interest divided by the value of the Holdings' common stock at the time of such exchange. The issuance of such shares of Holdings common stock is subject to the authorization of the board of directors of Holdings and compliance with applicable securities laws.

     In addition, in July 2005, HNS adopted an incentive plan pursuant to which bonus units representing up to approximately 4% of the increase in the value of HNS are available for grant to its employees. The bonus units provide for time vesting over five years subject to a participant's continued employment with HNS and reflect a right to receive a cash payment upon a change of control of HNS (but excluding the acquisition by the Company of the remaining 50% of the outstanding Class A membership interests) or a sale of substantially all of the assets of HNS. Pursuant to the plan, if the Company acquires the remaining 50% of the outstanding Class A membership interests and a participant in the plan is still employed by HNS at such time, then the participant's vested bonus units would be exchanged for common stock of the Company. Following the contribution of the Company's Class A membership interests to Holdings, Holdings will succeed to the obligations of the Company under the plan. As such, the number of shares of Holdings' common stock to be issued upon such exchange would be based upon the fair market value of such vested bonus unit divided by the value of Holdings' common stock at the time of the exchange. The issuance of such shares of Holdings common stock is subject to the authorization of the board of directors of Holdings and compliance with applicable securities laws.

     On November 10, 2005, the Company, through Holdings, entered into an agreement with DTV to acquire the remaining 50% of the Class A membership interests of HNS for $100.0 million in cash. To finance the transaction, Holdings has received a commitment for $100.0 million of short-term debt financing from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (together, "Apollo"). Concurrent with the special dividend distribution of the common stock of Holdings to the Company's stockholders, the Company expects that Holdings will conduct a rights offering to its stockholders in order to repay the short-term debt financing provided by Apollo. In connection with such rights offering, Apollo has agreed to subscribe for the maximum number of shares of common stock allocated to it, including the exercise of pro rata over-subscription rights. The exercise by Apollo of its rights would occur by converting the outstanding amounts due under the short-term debt financing into shares of common stock of Holdings at the subscription price in the rights offering. The unconverted principal and interest obligations under the short-term debt financing would be repaid immediately following the consummation of the rights offering. The closing of the acquisition of the remaining 50% of the Class A membership interests of HNS is expected in the first quarter of 2006 and is subject to regulatory approvals, receipt of the short-term debt financing from Apollo and customary closing conditions. Following closing, Holdings will pledge its Class A membership interests of HNS to secure the obligations of HNS under the term indebtedness.

     The Company currently accounts for its interest in HNS under the equity method in accordance with Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"), as HNS is a variable interest entity as defined in FIN 46R and the Company is not the primary beneficiary as defined in FIN 46R. Accordingly, the Company records its proportionate share of the net income of HNS, subject to certain adjustments. These adjustments relate primarily to the amortization of the excess the Company's proportionate share of HNS' net assets over the Company's carrying amount on the date of acquisition. This excess is being amortized over the remaining useful life of certain HNS long-lived assets on a straight line basis. As of September 30, 2005, the Company's proportionate share of HNS' net assets exceeded its book investment by approximately $6.7 million.

     The following table presents summarized consolidated financial information for HNS for the periods indicated:


                                                                                 September 30,
                                                                                      2005
                                                                                 ---------------
                                                                                 (in thousands)
Consolidated balance sheet information:
     Current assets                                                                    $446,656
     Noncurrent assets                                                                  274,977
     Current liabilities                                                                202,021
     Noncurrent liabilities                                                             365,706
     Minority interest                                                                    6,052
     Owners' equity                                                                     147,854

                                                                                  Three Months        April 23, 2005
                                                                                     Ended                  to
                                                                                 September 30,         September 30,
                                                                                      2005                 2005
                                                                                 ---------------    ---------------
                                                                                          (in thousands)
Consolidated statement of operations:
     Revenues                                                                          $200,618           $355,337
     Income from operations                                                              19,355             36,421
     Net income                                                                          12,472             24,628


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

(6)  Variable Interest Entities

     (a) Interest in Navigauge

     As of September 30, 2005, the Company owned approximately 39% of the outstanding equity interests of Navigauge, Inc. ("Navigauge") on an undiluted basis. Navigauge is a privately held media and marketing research firm that intended to collect data on in-car radio usage and driving habits of consumers and intends to market the aggregate data to radio broadcasters, advertisers and advertising agencies in the United States. From January 2005 through June 2005, the Company purchased additional short-term promissory notes from Navigauge with an aggregate principal amount of approximately $0.6 million. As of September 30, 2005, the Company holds short-term promissory notes from Navigauge with an aggregate principal amount of approximately $1.1 million. Following the impairment discussed below, the short-term promissory notes have no carrying value on the accompanying condensed consolidated balance sheets.

     Although Navigauge is a variable interest entity as defined in FIN 46R, the Company is not the primary beneficiary as defined in FIN 46R. Accordingly, prior to the impairment discussed below, this investment was included in investments in affiliates on the accompanying condensed consolidated balance sheets and was being accounted for under the equity method with the Company's share of Navigauge's loss being recorded in loss on investments in affiliates on the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2005, the Company's share of Navigauge's loss was nil and $0.3 million, respectively. For the three and nine months ended September 30, 2004, the Company's share of Navigauge's loss was $0.4 million and $1.0 million, respectively.

     As Navigauge was unsuccessful in raising the capital necessary to expand its service beyond the Atlanta market and in light of its prospects, during the nine months ended September 30, 2005, the Company recognized a loss of approximately $1.3 million relating to the impairment of the aggregate remaining carrying amount of its equity interest in Navigauge and the short-term promissory notes. This loss is included in loss on investments in affiliates on the accompanying condensed consolidated statements of operations. In July 2005, Navigauge entered into a non-binding letter of intent to sell substantially all of its assets. The sale of the assets was subject to, among other things, completion of the buyer's due diligence and negotiation and execution of definitive documentation satisfactory to the parties. In September 2005, the negotiations pursuant to the letter of intent were terminated. Navigauge is pursuing other options with respect to maximizing value from its intellectual property.

     (b) Interest in Miraxis

     As of September 30, 2005, the Company owned approximately 40% of the ownership interests of Miraxis on an undiluted basis. Miraxis is a development stage company that has access to a Ka-band license so long as it implements its business plan to provide satellite based multi-channel, broadband data and video services in North America. The Company's President and Chief Executive Officer holds an approximate 1% interest in Miraxis. As Miraxis is a variable interest entity as defined in FIN 46R and the Company is the primary beneficiary as defined in FIN 46R, the operating results and financial position of Miraxis have been included in the condensed consolidated financial statements.

(7)  Short-term Borrowing

     In August 2005, AfriHUB's Nigerian subsidiary borrowed approximately $0.2 million from a Nigerian bank under a term loan to fund the investment necessary to establish a facility on an additional university campus. The short-term borrowing, which is denominated in Nigerian Naira, is due in August 2006 and bears interest at an annual rate of 19% as of September 30, 2005. The interest rate is subject to change based on fluctuations of the bank's money market rate. The Company has not guaranteed any amounts owed under the short-term borrowing.

(8)  Earnings (Loss) Per Common Share

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

     The following table provides a reconciliation of the shares used in calculating earnings (loss) per common share:



                                                     Three Months Ended September 30,     Nine Months Ended September 30,
                                                     ---------------------------------    -------------------------------
                                                         2005               2004              2005             2004
                                                     --------------    ---------------    --------------   --------------
Weighted average common shares outstanding - basic      17,705,506         15,064,616        17,581,661       15,062,714
Common shares issuable upon exercise of stock
   options and warrants                                    916,105                  -                 -          650,765
                                                     --------------    ---------------    --------------   --------------
Weighted average common shares outstanding -
   diluted                                              18,621,611         15,064,616        17,581,661       15,713,479
                                                     ==============    ===============    ==============   ==============

      During all periods presented, the Company had potential common shares, including shares issuable upon the exercise of outstanding stock options and warrants and the conversion of the Series A redeemable convertible stock, which could potentially dilute basic earnings (loss) per common share in the future, but were excluded in the computation of diluted earnings (loss) per common share in such periods, as their effect would have been antidilutive. Potential common shares issuable upon the exercise of outstanding stock options and warrants but excluded from the calculation of diluted earnings (loss) per common share were 1,556,609 shares and 2,807,976 shares for the three and nine months ended September 30, 2005, respectively. Potential common shares issuable upon the exercise of outstanding stock options and warrants but excluded from the calculation of diluted earnings (loss) per common share were 2,662,950 shares and 1,727,903 shares for the three and nine months ended September 30, 2004, respectively.

     During each of the three and nine months ended September 30, 2005, 1,912,485 potential common shares issuable upon the conversion of the Series A redeemable convertible preferred stock were excluded from the computation of diluted earnings (loss) per common share. During each of the three and nine months ended September 30, 2004, 1,750,374 shares of common stock issuable upon the conversion of the Series A redeemable convertible preferred stock were excluded from the computation of diluted earnings (loss) per common share.

 (9) Stock Option Plans

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

     APB Opinion No. 25 does not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally results in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of the Company's common stock and vesting schedules of underlying awards. As a result of the re-pricing of certain stock options in 2001 and 2002, the Company recognized compensation contra-expense of approximately $0.1 million for the three months ended September 30, 2005 and compensation expense of approximately $0.3 million for the nine months ended September 30, 2005. As a result of the re-pricing of those certain stock options, for the three and nine months ended September 30, 2004, the Company recognized compensation contra-expense of approximately $0.1 million for the three months ended September 30, 2004 and compensation expense of approximately $0.9 million for the nine months ended September 30, 2004.

     The following table provides a reconciliation of net income (loss) to pro forma net income (loss) as if the fair value method had been applied to all employee awards:


                                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                                          --------------------------------    --------------------------------
                                                               2005              2004             2005              2004
                                                          ---------------    -------------    --------------    --------------
Net income (loss), as reported                                    $5,558         $(1,033)            $1,656           $22,304
(Deduct) Add:  Stock-based employee compensation
   (contra-expense) expense, as reported                             (50)            (89)               292               903
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method for
   all awards                                                       (427)            (93)              (947)             (226)
                                                          ---------------    -------------    --------------    --------------
Pro forma net income (loss)                                       $5,081         $(1,215)            $1,001           $22,981
                                                          ===============    =============    ==============    ==============

Basic earnings (loss) per common share:
   As reported                                                     $0.17          $(0.23)            $(0.33)            $0.99
   Pro forma                                                       $0.15          $(0.25)            $(0.37)            $1.03

Diluted earnings (loss) per common share:
   As reported                                                     $0.16          $(0.23)            $(0.33)            $0.95
   Pro forma                                                       $0.14          $(0.25)            $(0.37)            $0.98

     During the three months ended September 30, 2005, the Company did not issue any options to purchase shares of common stock. During the nine months ended September 30, 2005, the Company issued options to purchase 152,500 shares of common stock at a weighted average fair value of $16.82 using the Black-Scholes option pricing model. During the three months ended September 30, 2004, the Company issued options to purchase 40,000 shares of common stock at a weighted average fair value of $5.29 using the Black-Scholes option pricing model. During the nine months ended September 30, 2004, the Company issued options to purchase 220,000 shares of common stock at a weighted average fair value of $2.70 using the Black-Scholes option pricing model.

(10)   Segment Information

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

     The following table presents certain financial information on the Company's reportable segments for the three months ended September 30, 2005. Since our 23% share of the results of MSV Joint Venture's operations and our 50% share of the results of HNS' operations are already included in the Parent and Other column, the Eliminate MSV Joint Venture and HNS column removes the results of the MSV Joint Venture and HNS shown in the MSV Joint Venture and HNS columns.


                                                                                                      Eliminate
                                                                                                       HNS and
                                                 MSV Joint                              Parent        MSV Joint
                                       HNS        Venture        ESP        AfriHUB     and Other      Venture     Consolidated
                                    -----------  -----------   ---------   ----------   ----------   ------------  --------------
                                                                           (in thousands)
Revenues                              $200,618       $7,905        $196          $72           $-     $(208,523)            $268
Operating expenses                    (181,263)     (17,434)        (97)        (303)      (1,598)      198,697           (1,998)
                                    -----------  -----------   ---------   ----------   ----------   ------------  --------------
Income (Loss) from operations           19,355       (9,529)         99         (231)      (1,598)       (9,826)          (1,730)
Interest (expense) income, net          (9,044)         964         (15)         (30)         316         8,080              271
Equity in earnings of Hughes
  Network Systems, LLC                       -            -           -            -        6,364             -            6,364
Equity in loss of Mobile Satellite
  Ventures LP                                -            -           -            -       (1,563)            -           (1,563)
Gain on investments in affiliates            -            -           -            -          431             -              431
Other income (expense), net              2,161        1,855          20          354          250        (4,016)             624
Minority interest                            -            -           -            -          316             -              316
Gain from discontinued operations            -            -           -            -          845             -              845
                                    -----------  -----------   ---------   ----------   ----------   ------------  --------------
Net income (loss)                      $12,472      $(6,710)       $104          $93       $5,361       $(5,762)          $5,558
                                    ===========  ===========   =========   ==========   ==========   ============  ==============

     The following table presents certain financial information on the Company's reportable segments for the nine months ended September 30, 2005. The HNS column represents the results of operations for the period following the April 22, 2005 acquisition through September 30, 2005. Since our 23% share of the results of MSV Joint Venture's operations and our 50% share of the results of HNS' operations are already included in the Parent and Other column, the Eliminate MSV Joint Venture and HNS column removes the results of the MSV Joint Venture and HNS shown in the MSV Joint Venture and HNS columns.


                                                                                                      Eliminate
                                                    MSV                                              HNS and MSV
                                                   Joint                                 Parent         Joint
                                      HNS         Venture        ESP        AfriHUB     and Other      Venture       Consolidated
                                   -----------   ----------   ----------   ----------   ----------   -------------  --------------
                                                                         (in thousands)
Revenues                            $355,337      $22,554         $443         $218           $-      $(377,891)          $661
Operating expenses                  (318,916)     (51,905)        (497)      (1,574)      (5,539)       370,821         (7,610)
                                   -----------   ----------   ----------   ----------   ----------   -------------  --------------
Income (Loss) from continuing         36,421      (29,351)         (54)      (1,356)      (5,539)        (7,070)        (6,949)
  operations
Interest (expense) income, net       (14,156)       2,303          (45)         (67)       1,243         11,853          1,131
Equity in earnings of Hughes
  Network Systems, LLC                     -            -            -            -       12,887              -         12,887
Equity in loss of Mobile Satellite
  Ventures LP                              -            -            -            -       (7,519)             -         (7,519)
Loss on investments in affiliates          -            -            -            -       (1,211)             -         (1,211)
Other income, net                      2,363        3,218           65          283          593         (5,581)           941
Minority interest                          -            -            -            -        1,531              -          1,531
(Loss) Gain from discontinued
   operations                              -       (9,584)           -            -          845          9,584            845
                                   -----------   ----------   ----------   ----------   ----------   -------------  --------------
Net income (loss)                    $24,628     $(33,414)        $(34)     $(1,140)      $2,830         $8,786         $1,656
                                   ===========   ==========   ==========   ==========   ==========   =============  ==============

     The following table presents certain financial information on the Company's reportable segments for the three months ended September 30, 2004:


                                                                                        Parent
                                                          ESP          AfriHUB        and Other       Consolidated
                                                        -----------    -----------    -----------    -------------
                                                                             (in thousands)
Revenues                                                     $418             $-             $-             $418
Operating expenses                                           (615)          (630)        (1,422)          (2,667)
                                                        -----------    -----------    -----------    -------------
Loss from operations                                         (197)          (630)        (1,422)          (2,249)
Interest (expense) income, net                                 (9)            (2)         1,911            1,900
Loss on investments in affiliates                               -              -           (449)            (449)
Other income (expense), net                                    17            (80)             -              (63)
Minority interest                                               -            142           (314)            (172)
                                                        -----------    -----------    -----------    -------------
Net loss                                                    $(189)         $(570)         $(274)         $(1,033)
                                                        ===========    ===========    ===========    =============

     The following table presents certain financial information on the Company's reportable segments for the nine months ended September 30, 2004:


                                                                                        Parent
                                                          ESP          AfriHUB        and Other       Consolidated
                                                        -----------    -----------    -----------    -------------
                                                                             (in thousands)
Revenues                                                   $1,778             $-             $-           $1,778
Operating expenses                                         (2,549)        (1,092)        (4,561)          (8,202)
                                                        -----------    -----------    -----------    -------------
Loss from operations                                         (771)        (1,092)        (4,561)          (6,424)
Interest (expense) income, net                                (44)            (2)         9,536            9,490
Loss on investments in affiliates                            (164)             -           (808)            (972)
Other income (expense), net                                   758            (80)        20,163           20,841
Minority interest                                               -            235           (866)            (631)
                                                        -----------    -----------    -----------    -------------
Net (loss) income                                           $(221)         $(939)       $23,464          $22,304
                                                        ===========    ===========    ===========    =============

(11)  Impairment of Long-Lived Assets

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

     As a result of the Company's decision to cease providing funding to AfriHUB, as of June 30, 2005, the Company evaluated AfriHUB's long-lived assets for recoverability and determined that the undiscounted cash flows over the remaining expected life of the two established centers was less than the carrying value of the assets relating to those centers. Accordingly, the Company assessed the fair value of these assets by estimating the recoverability of the computers and equipment upon a sale. The Company recognized a non-cash impairment loss relating to the computers and equipment as their carrying value exceeded the fair value by approximately $0.4 million.

(12)  Discontinued Operations

     From 1998 through the third quarter of 2001, the Company's principal business was conducted through Rare Medium, Inc., which developed Internet e-commerce strategies, business processes, marketing communications, branding strategies and interactive content using Internet-based technologies and solutions. As a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects, a decision to discontinue Rare Medium, Inc.'s operations, along with those of its LiveMarket, Inc. subsidiary ("LiveMarket"), was made at the end of the third quarter of 2001. As of September 30, 2005, cash of approximately $26,000 was the remaining asset of Rare Medium, Inc. and LiveMarket. The liabilities of these subsidiaries totaled approximately $1.0 million, consisting of accounts payable and accrued expenses. For the three and nine months ended September 30, 2005, the Company recognized a gain of approximately $0.8 million as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts. For the three and nine months ended September 30, 2004, the Company did not recognize any gains or losses as a result of the settlement of Rare Medium, Inc. liabilities.

(13)  Related Party Transactions

     During the three and nine months ended September 30, 2005, ESP recognized revenues totaling $7,000 and $18,000, respectively, for certain services provided to Navigauge and the MSV Joint Venture. During the three and nine months ended September 30, 2004, ESP recognized revenues totaling approximately $0.1 million and $0.5 million, respectively, for certain services provided to Navigauge and the MSV Joint Venture.

 (14) Commitments and Contingencies

   Regulatory

     In April 2005, the Federal Communications Commission ("FCC") approved a license application submitted by the Company which provides the Company with access to a satellite orbital slot. To ensure that the Company complies with certain milestones with respect to the construction, launch and initial operation of a satellite in the orbital slot, the FCC requires the Company to maintain a surety bond with an initial amount of $3.0 million. As the milestones are achieved over a five year schedule, the amount of the surety bond will be reduced. To secure the insurance company's obligation under the surety bond, the Company must maintain a letter of credit in an amount equal to the value of the surety bond. The letter of credit agreement requires the Company to maintain a restricted cash account for 102% of the amount of the letter of credit. As of September 30, 2005, the Company had approximately $3.1 million in the restricted cash account.

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

     In August 2003, a former employee of the Company's discontinued services subsidiary, filed a putative class action against Rare Medium, Inc. and the Company, and certain other former subsidiaries that were merged into Rare Medium, Inc., in Los Angeles County Superior Court captioned Joe Robuck, individually and on behalf of all similarly situated individuals v. Rare Medium Group, Inc., Rare Medium L.A., Inc., Rare Medium, Inc., and Rare Medium Dallas, Inc., Los Angeles County Superior Court Case No. BC300310. The plaintiff filed the action as a putative class action and putative representative action asserting that: (i) certain payments were purportedly due and went unpaid for overtime for employees with five job titles; (ii) certain related violations of California's overtime statute were committed when these employees were not paid such allegedly due and unpaid overtime at the time of their termination; and
(iii) certain related alleged violations of California's unfair competition statute were committed. Plaintiff seeks to recover for himself and all of the putative class, alleged unpaid overtime, waiting time penalties (which can be up to 30 days' pay for each person not paid all wages due at the time of termination), interest, attorneys' fees, costs and disgorgement of profits garnered as a result of the alleged failure to pay overtime. The plaintiff has served discovery requests and all of the defendants have submitted objections and do not intend to provide substantive responses until the Court determines whether the plaintiff must arbitrate his individual claims. In August 2005, the Company and Rare Medium, Inc. entered into a settlement agreement with the plaintiff pursuant to which the class action will be dismissed without prejudice. As part of the agreement, the Company and Rare Medium, Inc. received releases from thirteen individuals, each of whom received an immaterial settlement payment. On October 3, 2005, the Court dismissed the action without prejudice.

     The Company's discontinued services subsidiary was a defendant in an action brought by a former landlord in New York State Supreme Court titled Forty Four Eighteen Joint Venture v. Rare Medium, Inc., Index 602632/03. The landlord claimed unspecified amounts for breach of the lease. In September 2005, Rare Medium, Inc. settled the matter and paid the landlord $0.3 million.

     Though it intends to continue to vigorously contest the aforementioned arbitration, the Company is unable to predict its outcome, or reasonably estimate a range of possible losses, if any, given the current status of the case. Additionally, from time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such additional legal matters will not have a material adverse effect on the Company's financial position or results of its operations.

(15)  Subsequent Events

     On October 12, 2005, the Company acquired Series A Preferred Shares from Hughes Systique for $3.0 million, representing an ownership of approximately 22% on an undiluted basis. Hughes Systique plans to provide software development services with technology resources and expertise in wireless broadband communications for terrestrial and satellite applications. Hughes Systique will also support other application areas such as wireless based networking, RFID enterprise applications and multimedia applications for in-home broadband entertainment networks. The founders of Hughes Systique include the Chairman and CEO of HNS, as well as certain current and former employees of HNS, including the Chairman and CEO's brother.

     The terms of the Company's Series A redeemable convertible preferred stock provide for dividends of 4.65% of the then current face value to be paid quarterly in arrears. The payment of approximately $1.4 million, for the three months ended September 30, 2005, was declared by the Company's board of directors and paid on November 7, 2005 and is reflected in the accompanying condensed consolidated financial statements in the carrying amount of the Series A redeemable convertible preferred stock and in net loss attributable to common stockholders.

     On November 10, 2005, the Company, through Holdings, entered into an agreement with DTV to acquire the remaining 50% of the Class A membership interests of HNS for $100.0 million in cash. To finance the transaction, Holdings has received a commitment for $100.0 million of short-term debt financing from Apollo. Concurrent with the special dividend distribution of the common stock of Holdings to the Company's stockholders, the Company expects that Holdings will conduct a rights offering to its stockholders in order to repay the short-term debt financing provided by Apollo. In connection with such rights offering, Apollo has agreed to subscribe for the maximum number of shares of common stock allocated to it, including the exercise of pro rata over-subscription rights. The exercise by Apollo of its rights would occur by converting the outstanding amounts due under the short-term debt financing into shares of common stock of Holdings at the subscription price in the rights offering. The unconverted principal and interest obligations under the short-term debt financing would be repaid in cash immediately following the consummation of the rights offering. The closing of the acquisition of the remaining 50% of the Class A membership interests of HNS is expected in the first quarter of 2006 and is subject to regulatory approvals, receipt of the short-term debt financing from Apollo and customary closing conditions. If the acquisition closes, pursuant to the acquisition agreement, HNS will pay DTV $10.0 million to resolve the purchase price adjustment dispute related to the April 2005 transactions. Following closing, Holdings will pledge its Class A membership interests of HNS to secure the obligations of HNS under the term indebtedness.

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

Overview

     We operate our business through a group of complementary companies in the telecommunications industry, including HNS, the MSV Joint Venture, ESP and AfriHUB. In April 2005, we completed the acquisition of 50% of the Class A membership interests of HNS, a leading provider of broadband satellite networks and services to the enterprise market and satellite Internet access to the North American consumer market, was completed in April 2005. In November 2005, we, through Holdings, entered into an agreement to acquire the remaining 50% of the Class A membership interest of HNS. We are currently engaged in a number of other separate and unrelated preliminary discussions concerning possible joint ventures and other transactions. We are in the early stages of such discussions and have not entered into any definitive agreements with respect to any material transaction, other than what has been described in this Form 10-Q. Prior to consummating any transaction, we will have to, among other things, initiate and satisfactorily complete a due diligence investigation, negotiate the financial and other terms (including price) and conditions of such transaction, obtain appropriate board of directors', regulatory and other necessary consents and approvals and secure financing, to the extent deemed necessary.

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

     During 2004, our consolidated revenues were primarily derived from fees generated from services performed by ESP. During the fourth quarter of 2004, ESP experienced a significant decline in demand for its services, including from its existing customers. As a result, in January 2005, ESP reduced its workforce from 21 employees to four employees to compensate for the reduced cash inflows. ESP has subsequently reduced its headcount to two employees and is still performing services for a limited number of clients. However, ESP is no longer seeking new client engagements and is instead focusing on maximizing the license revenue from its intellectual property portfolio.

     In April 2004, we acquired a controlling interest in AfriHUB. AfriHUB's plan was to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. While establishing centers which provide these services on two university campuses during the fourth quarter of 2004, AfriHUB experienced significant unanticipated delays and costs in opening these facilities, as well as greater price sensitivity within the university communities. As a result, AfriHUB recorded an impairment charge of approximately $0.8 million in December 2004 and suspended its planned roll out of service to additional campuses. While AfriHUB is actively pursuing other opportunities to provide technical training in the Nigerian market, including establishing a facility on a single additional campus, we have decided to cease providing funding to AfriHUB. Given the uncertainty with respect to AfriHUB's future prospects, we recorded an impairment charge of approximately $0.4 million during the three months ended June 30, 2005 relating to the remaining value of AfriHUB's long-lived assets. In August 2005, AfriHUB's Nigerian subsidiary received approximately $0.2 million of short-term financing from a Nigerian bank to fund the investment necessary to establish the facility on the additional campus. In September 2005, the Nigerian subsidiary also received a $0.3 million grant from a charitable foundation to further AfriHUB's efforts in providing technical training in Nigeria. The grant is payable in two equal annual installments with the first such payment being received in September 2005.

     Since October 2004, Navigauge has been attempting to raise capital to expand its data measurement capabilities beyond the Atlanta market. Other than an aggregate of $1.1 million of short-term promissory notes purchased by us from October 2004 through June 2005 and an aggregate of $1.1 million of short-term promissory notes purchased by other existing investors during the same time period, Navigauge has been unsuccessful in raising such capital. Accordingly, in light of its prospects, Navigauge's board of directors determined that the company should cease operations. Accordingly, during the nine months ended September 30, 2005, we recognized a loss of $1.3 million relating to the impairment of the aggregate remaining carrying amount of our equity interest in Navigauge and the short-term promissory notes. This loss is included in loss on investments in affiliates on the condensed consolidated statements of operations. In July 2005, Navigauge entered into a non-binding letter of intent to sell substantially all of its assets. The sale of the assets was subject to, among other things, completion of the buyer's due diligence and negotiation and execution of definitive documentation satisfactory to the parties. In September 2005, the negotiations pursuant to the letter of intent were terminated. Navigauge is pursuing other options with respect to selling its assets.

     To execute its business plan, Miraxis needed to raise significant amounts of capital in order to launch several satellites. Other than an aggregate of $0.1 million of promissory notes purchased by us from January 2004 through July 2005, Miraxis has been unsuccessful in raising capital. Accordingly, the holders of the membership interests of Miraxis are in the process of dissolving the company. The dissolution of Miraxis would not have a material impact on our financial position or results of operations.

Proposed Distribution and Merger

     On September 22, 2005, we announced a plan to separate into two publicly owned companies: us, which would solely hold our current stake in each of the MSV Joint Venture and TerreStar; and Holdings, which would own all of our other assets, including our managing interest in HNS. This proposed separation would be accomplished by (i) the contribution of all of our assets other than our stake in each of the MSV Joint Venture and TerreStar to Holdings and (ii) a special dividend distribution of the common stock of Holdings to our stockholders. We also announced that we had executed a non-binding letter of intent with Motient and TMI Communications and Company, among others, that would result in the consolidation of the ownership of the MSV Joint Venture and TerreStar into Motient. This consolidation would include us merging, following the special dividend distribution, into Motient, in a tax-free stock-for-stock merger. The special dividend distribution and the consummation of the merger are subject to, among other things, definitive documentation, filing of the appropriate registration statements with the Securities and Exchange Commission and the requisite final approvals from our board of directors.

Hughes Network Systems Transactions

     In April 2005, we completed the acquisition of 50% of the Class A membership interests of HNS from DTV, a wholly owned subsidiary of DIRECTV, for $50.0 million in cash and 300,000 shares of the Company's common stock. The acquisition occurred pursuant to an agreement among us, DIRECTV, DTV and HNS, dated December 3, 2004, as amended. Immediately prior to the acquisition, DTV contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and carrier businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development, to HNS, which at the time was a wholly-owned subsidiary of DNSI. In consideration for the contribution of assets by DTV, HNS paid DTV $190.7 million of cash. This payment represents the $201.0 million stated in the agreement less an estimated purchase price adjustment of $10.3 million, which is subject to further adjustment depending principally upon the closing value of HNS' working capital (as defined in the agreement). On July 21, 2005, DTV submitted its proposed final working capital statement asserting that it was entitled to a $12.0 million payment from HNS. On October 21, 2005, HNS notified DTV of its objection to the proposed final working capital statement and asserted that an additional payment of $19.7 million was due from DTV to HNS. . On November 10, 2005, HNS and DTV agreed that HNS would pay DTV $10.0 million to resolve the dispute if Holdings closes on the acquisition of the remaining 50% of the Class A membership interest of HNS that the Company does not currently own (as described further below). If the acquisition of the remaining 50% of the Class A membership interests does not close and the parties are unable to otherwise resolve the dispute, it will be referred to an independent accounting firm for binding resolution.

     Concurrent with the acquisition, HNS incurred $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. We and DTV have each pledged our respective membership interests of HNS to secure the obligations of HNS under the term indebtedness. The indebtedness is otherwise non-recourse to us or DTV. Following the acquisition, we serve as the managing member of HNS.

     On November 10, 2005, we, through Holdings, entered into an agreement with DTV to acquire the remaining 50% of the Class A membership interests of HNS for $100.0 million in cash. To finance the transaction, Holdings has received a commitment for $100.0 million of short-term debt financing from Apollo. Concurrent with the special dividend distribution of the common stock of Holdings to our stockholders, we expect that Holdings will conduct a rights offering to its stockholders in order to repay the short-term debt financing provided by Apollo. In connection with such rights offering, Apollo has agreed to subscribe for the maximum number of shares of common stock allocated to it, including the exercise of pro rata over-subscription rights. The exercise by Apollo of its rights would occur by converting the outstanding amounts due under the short-term debt financing into shares of common stock of Holdings at the subscription price in the rights offering. The unconverted principal and interest obligations under the short-term debt financing would be repaid in cash immediately following the consummation of the rights offering. The closing of the acquisition of the remaining 50% of the Class A membership interests of HNS is expected in the first quarter of 2006 and is subject to regulatory approvals, receipt of the short-term debt financing from Apollo and customary closing conditions. If the acquisition closes, pursuant to the acquisition agreement, HNS will pay DTV $10.0 million to resolve the purchase price adjustment dispute related to the April 2005 transactions. Following closing, Holdings will pledge its Class A membership interests of HNS to secure the obligations of HNS under the term indebtedness.

Results of Operations for the Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

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

     Revenues for the three months ended September 30, 2005 decreased to $0.3 million from $0.4 million for the three months ended September 30, 2004, a decrease of $0.1 million. This decrease was due to a significant decline in demand for ESP's services in the fourth quarter of 2004, partially offset by revenues from license fees generated by ESP's intellectual property portfolio and services provided by AfriHUB at centers opened on two university campuses in Nigeria during the fourth quarter of 2004. As ESP is no longer seeking new client engagements and continues to focus on exploiting its intellectual property portfolio and AfriHUB suspended its planned roll out of service to several additional campuses, we expect revenues in the remaining quarters of 2005 to remain relatively unchanged.

   Cost of Revenues

     Cost of revenues includes the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues also includes the costs incurred by AfriHUB to provide Internet access and calling services. Cost of revenues for the three months ended September 30, 2005 decreased to $0.1 million from $0.4 million for the three months ended September 30, 2004, a decrease of $0.3 million. This decrease was due to the reduction in ESP's workforce in January 2005, partially offset by costs incurred by AfriHUB following the opening of two centers at two university campuses in Nigeria during the fourth quarter of 2004. As these costs relate to our current operations, we expect cost of revenues to remain relatively unchanged in future period as ESP has substantially completed the reduction in its workforce and AfriHUB has suspended its planned roll out of service to several additional campuses.

   Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the three months ended September 30, 2005 decreased to $1.9 million from $2.2 million for the three months ended September 30, 2004, a decrease of $0.3 million. This decrease relates primarily to decreases in expenses incurred by AfriHUB and ESP of $0.3 million and $0.2 million, respectively, in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Partially offsetting these decreases in expenses was a $0.3 million increase in professional fees related primarily to the contemplated special dividend distribution and the contemplated merger with Motient. As these costs relate to our current operations, we expect our selling, general and administrative expense, excluding fluctuations arising from the non-cash items noted above, to decrease in future periods as ESP has significantly reduced the size of its operations and AfriHUB has suspended the planned roll out of its service to several additional university campuses.

   Interest Income, Net

     Interest income, net for the three months ended September 30, 2005 is comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments. Interest income, net for the three months ended September 30, 2004 is comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments and on our notes receivable from the MSV Joint Venture and Motient. Interest income, net for the three months ended September 30, 2005 decreased to $0.3 million from $1.9 million for the three months ended September 30, 2004, a decrease of $1.6 million. This decrease relates primarily to the conversion of our notes receivable from the MSV Joint Venture in November 2004 and the collection of all amounts due under the notes receivable from Motient in 2004.

   Equity in Earnings of Hughes Network Systems, LLC

     Following our April 2005 acquisition of a 50% interest in HNS, we account for our interest in HNS under the equity method in accordance with FIN 46R, as HNS is a variable interest entity as defined in FIN 46R and we are not the primary beneficiary as defined in FIN 46R. Accordingly, we record income relating to our proportionate share of HNS' net income. For the three months ended September 30, 2005, we recorded income of approximately $6.4 million.

   Equity in Loss of Mobile Satellite Ventures LP

     In November 2004, our notes receivable from the MSV Joint Venture, held through our 80% owned MSV Investors Subsidiary, converted into approximately 23% of the outstanding limited partnership interests in the MSV Joint Venture. Following the conversion, we account for our interest in the MSV Joint Venture under the equity method and record expense relating to our proportionate share of the MSV Joint Venture's net loss. For the three months ended September 30, 2005, we recorded expense of approximately $1.6 million.

   Gain (Loss) on Investment in Affiliates

     For the three months ended September 30, 2005, we recorded a gain on investments in affiliates of approximately $0.4 million relating to the sale of a portion of our interest in a company in which we invested in 1999 as part of our former venture investment strategy. For the three months ended September 30, 2004, recorded a loss on investments in affiliates of approximately $0.4 million relating to our proportionate share of Navigauge's net loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

   Minority Interest

     For the three months ended September 30, 2005, we recorded minority interest of approximately $0.3 million relating to the equity in loss of the MSV Joint Venture which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary. For the three months ended September 30, 2004, we recorded minority interest of approximately $0.2 million relating to the $0.3 million of equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary, partially offset by the $0.1 million of equity in loss attributable to the other shareholders in AfriHUB.

   Gain from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the three months ended September 30, 2005 and 2004, we recognized a gain of $0.8 million and nil, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

   Net Income (Loss) Attributable to Common Stockholders

     For the three months ended September 30, 2005, we recorded net income attributable to common stockholders of approximately $3.1 million. For the three months ended September 30, 2004, we recorded net loss attributable to common stockholders of approximately $3.5 million. Included in net income attributable to common stockholders for each of the three months ended September 30, 2005 and 2004 was $2.5 million of dividends and accretion related to our Series A redeemable convertible preferred stock. Dividends were accrued related to amounts payable quarterly on our Series A redeemable convertible preferred stock and to the accretion of the carrying amount of the Series A redeemable convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

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

     Revenues for the nine months ended September 30, 2005 decreased to $0.7 million from $1.8 million for the nine months ended September 30, 2004, a decrease of $1.1 million. This decrease was due to a significant decline in demand for ESP's services in the fourth quarter of 2004, partially offset by revenues from license fees generated by ESP's intellectual property portfolio and services provided by AfriHUB at centers opened on two university campuses in Nigeria during the fourth quarter of 2004. As ESP is no longer seeking new client engagements and continues to focus on exploiting its intellectual property portfolio and AfriHUB has suspended its planned roll out of service to several additional campuses, we expect revenues in the remaining quarters of 2005 to remain relatively unchanged.

   Cost of Revenues

     Cost of revenues includes the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues also includes the costs incurred by AfriHUB to provide Internet access and calling services. Cost of revenues for the nine months ended September 30, 2005 decreased to $0.4 million from $1.7 million for the nine months ended September 30, 2004, a decrease of $1.3 million. This decrease was due to the reduction in ESP's workforce in January 2005, partially offset by costs incurred by AfriHUB following the opening of two centers at two university campuses in Nigeria during the fourth quarter of 2004. As these costs relate to our current operations, we expect cost of revenues to remain relatively unchanged in future period as ESP has substantially completed the reduction in its workforce and AfriHUB has suspended its planned roll out of service to several additional campuses.

   Selling, General and Administrative Expense

     Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the nine months ended September 30, 2005 increased to $6.6 million from $6.4 million for the nine months ended September 30, 2004, an increase of $0.2 million. This increase relates primarily to the $1.1 million increase in professional fees related primarily to the registration of the common stock sold in the December 2004 private placement, several transactions which were not consummated, the special dividend distribution and the contemplated merger with Motient and a $0.4 million increase in non-cash compensation expense related to an option to purchase our common stock issued to a consultant in June 2004. Partially offsetting these increases were a $0.6 million decrease in non-cash compensation expense related to the 2002 and 2001 repricing of certain stock options and a decrease in expenses incurred by ESP and AfriHUB of $0.6 million and $0.1 million, respectively, in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As these costs relate to our current operations, we expect our selling, general and administrative expense, excluding fluctuations arising from the non-cash items noted above, to decrease in future periods as ESP has significantly reduced the size of its operations and AfriHUB has suspended the planned roll out of its service to several additional university campuses.

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

   Interest Income, Net

     Interest income, net for the nine months ended September 30, 2005 is comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments. Interest income, net for the nine months ended September 30, 2004 is comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments and on our notes receivable from the MSV Joint Venture, Verestar and Motient. Interest income, net for the nine months ended September 30, 2005 decreased to $1.1 million from $9.5 million for the nine months ended September 30, 2004, a decrease of $8.4 million. This decrease relates primarily to the conversion of our notes receivable from the MSV Joint Venture in November 2004 and the collection of all amounts due under the notes receivable from Motient and Verestar in 2004.

   Equity in Earnings of Hughes Network Systems, LLC

     Following our April 2005 acquisition of a 50% interest in HNS, we account for our interest in HNS under the equity method in accordance with FIN 46R, as HNS is a variable interest entity as defined in FIN 46R and we are not the primary beneficiary as defined in FIN 46R. Accordingly, we record income relating to our proportionate share of HNS' net income. For the period following the April 22, 2005 acquisition through September 30, 2005, we recorded income of approximately $12.9 million.

   Equity in Loss of Mobile Satellite Ventures LP

     In November 2004, our notes receivable from the MSV Joint Venture, held through our 80% owned MSV Investors Subsidiary, converted into approximately 23% of the outstanding limited partnership interests in the MSV Joint Venture. Following the conversion, we account for our interest in the MSV Joint Venture under the equity method and record expense relating to our proportionate share of the MSV Joint Venture's net loss. For the nine months ended September 30, 2005, we recorded expense of approximately $7.5 million.

   Loss on Investment in Affiliates

     For the nine months ended September 30, 2005, we recorded a loss on investments in affiliates of approximately $1.2 million consisting of $1.3 million relating to the impairment of the short-term promissory notes purchased from Navigauge and $0.3 million relating to our proportionate share of Navigauge's net loss, partially offset by a $0.4 million gain relating to the sale of a portion of our interest in a company in which we invested in 1999 as part of our former venture investment strategy. For the nine months ended September 30, 2004, we recorded a loss on investments in affiliates of approximately $1.0 million relating to our proportionate share of Navigauge's net loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

   Minority Interest

     For the nine months ended September 30, 2005, we recorded minority interest of approximately $1.5 million relating to the equity in loss of the MSV Joint Venture which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary. For the nine months ended September 30, 2004, we recorded minority interest of approximately $0.6 million relating to the $0.8 million of equity in earnings, primarily the interest income earned on the convertible notes from the MSV Joint Venture, which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary, partially offset by the $0.2 million of equity in loss attributable to the other shareholders in AfriHUB.

   Gain from Discontinued Operations

     At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the nine months ended September 30, 2005 and 2004, we recognized a gain of $0.8 million and nil, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

   Net Income (Loss) Attributable to Common Stockholders

     For the nine months ended September 30, 2005, we recorded net loss attributable to common stockholders of approximately $5.8 million. For the nine months ended September 30, 2004, we recorded net income attributable to common stockholders of approximately $14.9 million. Included in net income (loss) attributable to common stockholders for the nine months ended September 30, 2005 and 2004 was $7.5 million and $7.4 million, respectively, of dividends and accretion related to our Series A redeemable convertible preferred stock. Dividends were accrued related to amounts payable quarterly on our Series A redeemable convertible preferred stock and to the accretion of the carrying amount of the Series A redeemable convertible preferred stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

     We had approximately $33.7 million in cash, cash equivalents and short-term investments as of September 30, 2005. Cash used in operating activities from continuing operations was approximately $3.4 million for the nine months ended September 30, 2005 and resulted primarily from cash used for general corporate overhead including payroll and professional fees. Cash used by discontinued operations was approximately $0.4 million for the nine months ended September 30, 2005 and resulted from cash used for settlement of vendor liabilities and legal and advisory fees.

     For the nine months ended September 30, 2005, cash used in investing activities, excluding purchases and sales of short-term investments, was $53.1 million and resulted primarily from the $50.0 million used to purchase our 50% of the Class A membership interests of HNS. Other than the $100.0 million purchase price for the remaining 50% of the Class A membership interests of HNS, we do not have any future funding commitments with respect to any of our investments.

   Apollo Financing Commitment and Rights Offering

     As discussed above, on November 10, 2005, we, through Holdings, entered into an agreement with DTV to acquire the remaining 50% of the Class A membership interests of HNS for $100.0 million in cash. To finance the transaction, Holdings has received a commitment for $100.0 million of short-term debt financing from Apollo. Concurrent with the special dividend distribution of the common stock of Holdings to our stockholders, we expect that Holdings will conduct a rights offering to its stockholders in order to repay the short-term debt financing provided by Apollo. In connection with such rights offering, Apollo has agreed to subscribe for the maximum number of shares of common stock allocated to it, including the exercise of pro rata over-subscription rights. The exercise by Apollo of its rights would occur by converting the outstanding amounts due under the short-term debt financing into shares of common stock of Holdings at the subscription price in the rights offering. The unconverted principal and interest obligations under the short-term debt financing would be repaid in cash immediately following the consummation of the rights offering.

   Series A Redeemable Convertible Preferred Stock Dividend

     In accordance with the terms of our preferred stock, the holders are entitled to receive quarterly cash dividends commencing on July 1, 2004. The quarterly payment of approximately $1.4 million, for the three months ended December 31, 2004, was declared and paid on January 13, 2005. The quarterly payment of approximately $1.4 million, for the three months ended March 31, 2005, was declared on April 18, 2005 and paid on April 22, 2005. The quarterly payment of approximately $1.4 million, for the three months ended June 30, 2005, was declared and paid on July 22, 2005. The quarterly payment of approximately $1.4 million, for the three months ended September 30, 2005, was declared and paid on November 7, 2005. The aggregate annual dividend payment will be approximately $5.6 million through the mandatory redemption on June 30, 2012 or such earlier time as the terms of the preferred stock are renegotiated.

   AfriHUB Short-Term Borrowing

     In August 2005, AfriHUB's Nigerian subsidiary borrowed approximately $0.2 million of short-term financing from a Nigerian bank under a term loan to fund the investment necessary to establish a facility on an additional university campus. The short-term borrowing, which is denominated in Nigerian Naira, is due in August 2006 and bears interest at an annual rate of 19% as of September 30, 2005. The interest rate is subject to change based on fluctuations of the bank's money market rate. We have not guaranteed any amounts owed under the short-term borrowing.

Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), a revision of SFAS No. 123. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim period in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. As we currently account for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS No. 123R will have an impact on our results of operations. However, the extent of the impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and pro forma earnings (loss) per share in Note 9 to our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   Interest Rate Risk

     As of September 30, 2005, we had $36.8 million of cash, cash equivalents, restricted cash and short-term cash investments. These cash, cash equivalents, restricted cash and short-term cash investments are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

   Foreign Currency Risk

     Through September 30, 2005, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative value of non-U.S. currencies to the U.S. dollars. Financial statements of AfriHUB's Nigerian operations are prepared using the Nigerian Naira as the functional currency. As we do not use derivative financial instruments to limit our exposure to fluctuations in the exchange rate with the Naira, we may experience gains or losses in future periods. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of Naira denominated assets and liabilities would be an estimated loss of less than $0.1 million as of September 30, 2005.

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

   Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     In August 2003, a former California employee of our discontinued services subsidiary, filed a putative class action against Rare Medium, Inc. and the Company, and certain other former subsidiaries that were merged into Rare Medium, Inc., in Los Angeles County Superior Court captioned Joe Robuck, individually and on behalf of all similarly situated individuals v. Rare Medium Group, Inc., Rare Medium L.A., Inc., Rare Medium, Inc., and Rare Medium Dallas, Inc., Los Angeles County Superior Court Case No. BC300310. The plaintiff filed the action as a putative class action and putative representative action asserting that: (i) certain payments were purportedly due and went unpaid for overtime for employees with five job titles; (ii) certain related violations of California's overtime statute were committed when these employees were not paid such allegedly due and unpaid overtime at the time of their termination; and
(iii) certain related alleged violations of California's unfair competition statute were committed. Plaintiff seeks to recover for himself and all of the putative class, alleged unpaid overtime, waiting time penalties (which can be up to 30 days' pay for each person not paid all wages due at the time of termination), interest, attorneys' fees, costs and disgorgement of profits garnered as a result of the alleged failure to pay overtime. In August 2005, we entered into a settlement agreement with the plaintiff pursuant to which the class action will be dismissed without prejudice. As part of the agreement, we received releases from thirteen individuals, each of whom received an immaterial settlement payment. On October 3, 2005, the Court dismissed the action without prejudice.

     Our discontinued services subsidiary was a defendant in an action brought by a former landlord in New York State Supreme Court titled Forty Four Eighteen Joint Venture v. Rare Medium, Inc., Index 602632/03. The landlord claimed unspecified amounts for breach of the lease. In September 2005, Rare Medium, Inc. settled the matter and paid the landlord $0.3 million.

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


Date:  November 14, 2005           By:   /s/ JEFFREY A. LEDDY
                                        --------------------------------------
                                             Jeffrey A. Leddy
                                         Chief Executive Officer and President
                                         (Principal Executive Officer and
                                           Principal Financial Officer)

Date:  November 14, 2005           By:   /s/ CRAIG J. KAUFMANN
                                        --------------------------------------
                                         Craig J. Kaufmann
                                         Controller and Treasurer
                                         (Principal Accounting Officer)

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




         Date:  November 14, 2005     By: /s/ JEFFREY A. LEDDY
                                          -------------------------------------
                                          Jeffrey A. Leddy
                                          Chief Executive Officer and President
                                          (Principal Executive Officer and
                                           Principal Financial Officer)

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



         Date:  November 14, 2005            By: /s/ CRAIG J. KAUFMANN
                                                 -----------------------------
                                                     Craig J. Kaufmann
                                                     Controller and Treasurer
                                                     (Principal Accounting
                                                     Officer)

                                                                 Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jeffrey A. Leddy, Chief Executive Officer and President of SkyTerra Communications, Inc. (the "Company"), hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Company's Quarterly Report on Form 10-Q for the quarter ended September 30 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                             By: /s/ JEFFREY A. LEDDY
                                 --------------------------------------------
                                 Name:  Jeffrey A. Leddy
                                 Title: Chief Executive Officer and President
                                        (Principal Executive Officer and
                                        Principal Financial Officer)
                                 Date:  November 14, 2005


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

                                                                 Exhibit 32.2


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Craig J. Kaufmann, Controller and Treasurer of SkyTerra Communications, Inc. (the "Company"), hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    By: /s/ CRAIG J. KAUFMANN
                                        -------------------------------------
                                        Name:   Craig J. Kaufmann
                                        Title:  Controller and Treasurer
                                                (Principal Accounting Officer)
                                        Date:   November 14, 2005


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