Form 10-K
period 2005-12-31
SKYTERRA COMMUNICATIONS INC
filed 2006-03-29
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the fiscal year ended December 31, 2005, or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the transition period from             to

Commission file number 000-13865

SKYTERRA COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2368845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

19 West 44th Street, Suite 507
New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 730-7540

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, as of June 30, 2005, was $253,771,141. All non-voting common stock was held by affiliates of the registrant.

As of March 27, 2006, 8,879,381 shares of our voting common stock and 8,990,212 shares of our non-voting common stock were outstanding.

PART I

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The factors set forth below under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

Item 1.	Business

Overview

Through our 80% owned MSV Investors, LLC subsidiary (“MSV Investors Subsidiary”), we are an active participant in Mobile Satellite Venture LP joint venture (“MSV Joint Venture”), a joint venture that also includes TMI Communications, Inc. (“TMI”), Motient Corporation (“Motient”) and certain other investors (collectively, the “Other MSV Investors”). The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in the United States and Canada, while pursuing plans to develop, build and operate a next-generation satellite system complemented by an ancillary terrestrial component (“ATC”). Our MSV Investors Subsidiary owns approximately 23% of the limited partnership interests of the MSV Joint Venture. In addition, our MSV Investors Subsidiary owns approximately 17% of TerreStar Networks Inc. (“TerreStar”), which is also pursuing plans to develop, build and operate a next-generation satellite system complemented by an ATC in the 2 GHz band.

Historically, we have operated our business through a group of complementary companies in the telecommunications industry. These companies include: (i) the MSV Joint Venture; (ii) Hughes Network Systems, LLC (“HNS”), a leading developer, manufacturer, installer and provider of advanced satellite based networking solutions and services for businesses, governments and consumers worldwide; (iii) Electronic System Products, Inc. (“ESP”), formerly a product development and engineering services firm which is currently focusing on maximizing the license revenues from its intellectual property portfolio and (iv) AfriHUB, LLC (“AfriHUB”), an early stage company that provides a limited amount of satellite based Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities while it actively pursues opportunities to provide technical training in the Nigerian market.

On February 21, 2006, we completed the distribution (the “Distribution”) of all of the common stock of Hughes Communications, Inc. (“Hughes”), formerly a wholly-owned subsidiary, which held our interests in HNS, ESP and AfriHUB, among other things, to our security holders. Following the Distribution, Hughes will be considered the divesting entity and treated as the “accounting successor” to us for financial reporting purposes, and we will be treated as if we had been distributed by Hughes. As such, we have included unaudited pro forma financial information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Form 10-K which presents our results of operations for the years ended

December 31, 2005, 2004 and 2003 assuming the Distribution occurred on January 1, 2003 and our financial position assuming the Distribution occurred on December 31, 2005.

For nearly a year, we have been and are continuing to pursue discussions with Motient and the other partners in the MSV Joint Venture and the other stockholders of TerreStar regarding a variety of potential structures to effect the consolidation of the ownership of each of the MSV Joint Venture and TerreStar. Consummation of any consolidation transactions will require successful completion of due diligence, negotiation and execution of definitive documentation and various regulatory approvals, and may also require the approval of the stockholders of one or more of the parties to the transactions. We can provide no assurances that any or both consolidations transaction will be consummated, or that the required corporate or regulatory approvals will be obtained.

We were incorporated in Delaware in 1985 as International Cogeneration Corporation.

MSV Joint Venture

Through our MSV Investors Subsidiary, we are an active participant in the MSV Joint Venture, a joint venture that also includes TMI, Motient, and the Other MSV Investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in the United States and Canada while pursuing plans to develop, build and operate a next-generation satellite system complemented by an ATC, enabling it to reach rural areas via satellite and function in urban settings and indoors through the terrestrial component. We have designated three members of the 13-member board of directors of the MSV Joint Venture’s corporate general partner.

Formation and Structure of MSV Joint Venture

The MSV Joint Venture was formed in June 2000 as a subsidiary of Motient. In November 2001, following the receipt of regulatory and other governmental approvals, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act, by the Federal Communications Commission (the “FCC”) and by Canadian regulatory authorities, Motient and TMI, a subsidiary of Bell Canada Enterprises, contributed their respective satellite assets to the MSV Joint Venture. The assets and authorizations of the satellite business formerly owned by Motient that were contributed to the MSV Joint Venture included a satellite with coverage of most of the United States and Canada and its surrounding waters and the associated existing FCC licenses and authorizations. The assets and authorizations of the satellite business contributed to the MSV Joint Venture by TMI included a second satellite (technologically identical to the satellite contributed to the MSV Joint Venture by Motient) with similar geographic coverage, as well as the associated Canadian satellite licenses and authorizations.

Following the approvals described above and consistent with the terms of an agreement that we entered into in October 2001 with the MSV Joint Venture and certain other investors (the “MSV Joint Venture Agreement”), on November 26, 2001, through our MSV Investors Subsidiary, we purchased a $50.0 million interest in the MSV Joint Venture in the form of a convertible note. Immediately prior to the purchase of the convertible note, we contributed $40.0 million to the MSV Investors Subsidiary and a group of unaffiliated third parties collectively contributed $10.0 million. The note yielded interest at a rate of 10% per year, had a maturity date of November 26, 2006, and was convertible at any time at our option into equity interests in the MSV Joint Venture.

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

MSV Joint Venture’s Current Business

The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in the United States and Canada.

Satellite Voice and Data Services. The MSV Joint Venture’s satellite phone service supports two-way circuit-switched voice, facsimile and data communication services. The MSV Joint Venture markets satellite telephone and data services to businesses that have nationwide coverage requirements, particularly those operating in geographic areas that lack significant terrestrial coverage, such as natural resource companies, utilities and telecommunications companies that require backup and restorable support, and public safety organizations.

Satellite Dispatch Service. The MSV Joint Venture’s satellite dispatch service allows voice communications among users in a customer-defined group using a push-to-talk device. This service facilitates team-based, contingency-driven operations of groups over wide and/or remote areas. The MSV Joint Venture’s targeted customer groups for satellite dispatch service include oil and gas pipeline companies, utilities and telecommunications companies with outside maintenance fleets, state and local public safety organizations, and public service organizations who need to seamlessly link resources on a nationwide basis.

Bulk Satellite Capacity. The MSV Joint Venture provides wholesale satellite capacity to customers who implement their own networks. These customers typically purchase channels of specified bandwidth and power. The channels are dedicated to the customer once purchased and paid for, and are not subject to other sale, or to preemption except for emergency purposes as provided in the authorizations of the MSV Joint Venture from the FCC and Industry Canada.

Competition

The current products and services of the MSV Joint Venture compete with a number of communications services, including existing satellite services offered by Iridium, Globalstar and Inmarsat, terrestrial air-to-ground services, and terrestrial land-mobile and fixed services and may compete with new technologies in the future.

Inmarsat’s primary offerings consist of maritime voice, facsimile and data services. Because Inmarsat’s current North American service offerings operate at a lower power level than the MSV Joint Venture’s network, its mobile terminals must be equipped with antenna systems that are much larger and more expensive than those required for the MSV Joint Venture’s satellite system. The Inmarsat system also has per minute charges higher than those charged by the MSV Joint Venture for comparable service. While less powerful than the MSV Joint Venture’s system architecture, Inmarsat’s next generation of satellites, Inmarsat-4, are more powerful than the MSV Joint Venture’s current operating business. One of Inmarsat’s next generation satellites is currently in orbit over North America but Inmarsat is not authorized at this time to provide a full range of services in the United States with that satellite.

Iridium and Globalstar provide voice, data, and paging services via constellations of LEO satellites that cover the globe. The Iridium and Globalstar systems are more complex and expensive than the MSV Joint Venture’s satellite network and offer some advantages over the MSV Joint Venture’s voice services such as smaller handheld telephones, global coverage, and in certain circumstances, reduced transmission delay. However, neither company currently offers a commercial satellite dispatch service.

MSV Joint Venture’s Strategy

The MSV Joint Venture plans to develop, build and operate a next-generation satellite system complemented by an ATC. Such a system would combine some of the advantages of satellite systems and of terrestrial wireless systems. While satellite systems can provide communications where it is difficult or impossible to provide communications coverage via terrestrial base stations, such as rural areas, such systems are susceptible to signal blockage in urban areas and inside buildings. By contrast, terrestrial systems do not serve significant remote areas, but function well in urban areas because of their ground network. The MSV Joint Venture intends to operate a satellite system with an ATC, enabling it to reach rural areas via satellite and function in urban settings and indoors through the terrestrial component.

Incorporation of an ATC into the MSV Joint Venture’s service offering will require significant planning and capital. The MSV Joint Venture’s development plan will require compliance with the parameters set forth by the FCC rulings, as described below. In addition, development plans will entail, at a minimum, finalizing technical specifications for satellites, handsets and signal repeater equipment and selecting manufacturers for these components, other than the satellites for which the MSV Joint Venture has selected and contracted with Boeing Satellite Systems, Inc. (“Boeing”) as manufacturer. Moreover, other manufacturing, supply, launch and installation contracts will need to be negotiated and executed, and final development of network protocols and software will need to be completed.

Build out of an ATC-enhanced network will require installation of a ground network in any given metropolitan area to enable in-building signal penetration. Because of the time and expense required to acquire and incorporate these components, we anticipate that an ATC will be phased in over time in various metropolitan areas. The FCC also requires geostationary orbit satellite systems like the MSV Joint Venture’s to maintain a spare satellite either on the ground or in orbit.

FCC’s ATC Orders and Approval of the MSV Joint Venture’s Application

On February 10, 2003, the FCC released an order (the “February 2003 ATC Order”), which greatly expanded the scope of the MSV Joint Venture’s business by permitting the incorporation of an ATC into its mobile satellite network. In the February 2003 ATC Order, the FCC determined that it would serve the public interest to permit MSS providers to incorporate an ATC into their satellite systems in three frequency bands: Big LEO (where Globalstar and Iridium operate), L-band (where the MSV Joint Venture and Inmarsat operate) and S-band (where TMI and ICO are licensed). Specifically, the February 2003 ATC Order allows MSS operators to seek authority to integrate an ATC into their satellite networks for the purpose of enhancing their ability to offer high-quality, affordable mobile services on land, in the air and over oceans without using any additional spectrum resources beyond spectrum already allocated and authorized by the FCC for MSS in these bands. A similar application to the February 2003 ATC Order was approved by Industry Canada, the FCC’s counterpart in Canada, on May 22, 2004.

The FCC’s authorization of an ATC for these MSS bands was subject to conditions that are designed to ensure the integrity of the underlying MSS offering and to prevent these services from becoming stand-alone terrestrial offerings. Specifically, to include an ATC in their satellite systems, the FCC required that the MSV Joint Venture and other MSS operators:

•	launch (or have launched) and operate their own satellite facilities;

•	provide substantial satellite service to the public;

•	demonstrate compliance with geographic and temporal satellite coverage requirements;

•	demonstrate that the satellite system’s ATC will operate only within the licensee’s “core” MSS spectrum;

•	limit ATC operations only to the satellite system’s authorized footprint;

•	provide an integrated MSS and ATC service;

•	not offer a terrestrial only service to consumers; and

•	obtain handset certification for MSS ATC devices under the equipment authorization process in accordance with FCC rules.

Accordingly, under the February 2003 ATC Order, ATC operations of the MSV Joint Venture or other MSS providers were not permitted until such licensee has filed an application with the FCC demonstrating compliance with these requirements. Once the FCC approves such an application, terrestrial operations may commence. In November 2003, the MSV Joint Venture submitted its application.

In November 2004, the FCC granted the MSV Joint Venture’s application to operate an ATC in the L-Band, subject to certain conditions (the “November 2004 Application Approval”). The authorization was the first license for ATC operation granted by the FCC, allowing the MSV Joint Venture to offer an ATC with its commercial service. In addition, the FCC approved several of the MSV Joint Venture’s waiver requests, providing the MSV Joint Venture more flexibility with respect to operating an ATC than previously provided in the February 2003 ATC Order. However, the FCC deferred ruling on certain of the MSV Joint Venture’s other waiver requests until it acted on certain other pending petitions related to the February 2003 ATC Order. The FCC’s order was subject to reconsideration and included various limitations and conditions necessary for the implementation of an ATC operation.

In February 2005, the FCC released its new rules for the deployment and operation by the MSV Joint Venture of an ATC for its service, which provided the MSV Joint Venture with substantial additional flexibility in its system implementation (the “February 2005 Order”). This additional flexibility provided by the FCC’s decision is expected to allow the MSV Joint Venture to offer users affordable and reliable voice service from virtually anywhere in the United States. In addition, the MSV Joint Venture expects to be able to offer a cost effective high-speed data communications service in the United States and Canada through its integrated satellite/terrestrial service system.

The FCC’s February 2005 Order rejected arguments that would have limited ATC flexibility. Instead, the FCC reaffirmed the fundamental underpinnings of the February 2003 ATC Order and removed many constraints that would have limited the spectral efficiency and communications efficacy of an ATC. The FCC’s decision recognized the essential nature of an ATC in providing spectral efficiency to MSS users in populous areas, and that it can do so at an insignificant cost of interference potential to other systems.

Terrestrial wireless providers strenuously opposed the FCC’s proposal to grant ATC, claiming, among other things, that the spectrum held by the MSS licensees is worth billions of dollars if authorized for exclusive terrestrial wireless use and, therefore, should be auctioned. Many of these same terrestrial wireless providers filed court challenges to the February 2003 ATC Order, which could result in changes to the terms of the February 2003 ATC Order or the February 2005 Order that are unfavorable to the MSV Joint Venture or completely preclude the incorporation of an ATC in MSS networks, though we do not expect such an outcome. Inmarsat which offers mobile satellite service in the U.S. using the L-band spectrum, vigorously opposed the grant of ATC in the L-band – claiming it would cause unacceptable interference to its satellites. However, recently Inmarsat reconsidered its position now that ATC has been authorized and has announced that it will seek approval to incorporate an ATC into its satellite service in the United States, which could further increase competition in the provision of satellite services incorporating an ATC.

In January 2006, the MSV Joint Venture announced that it entered into a contract with Boeing for the construction and delivery of three next generation L-band satellites. These satellites are expected to be among the most powerful commercial satellites ever built and, if successfully launched, to form an integral part of the advanced commercial telecommunications network being developed by the MSV Joint Venture. The network will be based on the patented ATC technology of the MSV Joint Venture.

The contract provides for the delivery of MSV-1 and MSV-2, which will replace and expand upon the current MSAT satellite system operated by the MSV Joint Venture. Like the MSAT satellites, the MSV-1 and MSV-2 satellites will cover Canada, the United States, including Alaska, Hawaii, Puerto Rico, the Virgin Islands, and the Caribbean Basin, as well as Mexico. The third satellite, MSV-SA, would, if successfully deployed, introduce the MSV Joint Venture’s services into South America. The spacecraft will also be equipped with a qualified digital channelizer that maximizes spectrum allocation. With the constellation of MSV-1, MSV-2 and MSV-SA, Boeing will provide the technology that will enable the MSV Joint Venture to offer their customers advanced mobile services using small, handheld terminals interoperable with terrestrial terminals. The satellites are expected to be launched beginning in 2009 and 2010.

As a result of the FCC’s authorizations, the value of the MSV Joint Venture has significantly increased; however, even with ATC authority, the ability of the MSV Joint Venture to succeed is subject to significant risks and uncertainties, including the ability of the MSV Joint Venture to raise the capital necessary for the implementation of a satellite system including an ATC or to identify and reach an agreement with one or more strategic partners. Additional risks include the ability of the MSV Joint Venture to attract and retain customers, as well as increased potential competition from other satellite and wireless service providers.

TerreStar Networks

TerreStar was established as a wholly owned subsidiary of the MSV Joint Venture in February 2002 to develop business opportunities related to the proposed receipt of certain licenses in the 2 GHz, or “S”, band. TMI, one of our partners in the MSV Joint Venture, holds the approval issued by Industry Canada for a 2 GHz space station authorization and related spectrum licenses for the provision of MSS in the 2 GHz band, as well as an authorization from the FCC for the provision of MSS in the 2 GHz band (“MSS Authorization”). These authorizations are subject to FCC and Industry Canada milestones relating to construction, launch, and operational date of the system. TMI plans to transfer the Canadian authorizations to an entity that is eligible to hold the Canadian authorizations and in which TerreStar and/or TMI will have an interest, subject to obtaining the necessary Canadian regulatory approvals. In order to satisfy the milestone requirements included within the authorizations, TerreStar and TMI entered into an agreement in which TerreStar agreed to enter into a non-contingent satellite procurement contract for the construction and delivery to TMI of a satellite that is consistent with the Canadian and FCC authorizations. Further, TMI agreed that at TerreStar’s election, TMI will transfer the 2 GHz assets to the entity described above, subject to any necessary Canadian and U.S. regulatory approvals. In December 2002, TMI and TerreStar jointly applied to the FCC for authority to transfer TMI’s MSS Authorization to TerreStar.

In August 2002, Industry Canada advised the MSV Joint Venture that this arrangement met the requirement that TMI demonstrate that it is bound to a contractual agreement for the construction of the proposed satellite. However, certain wireless carriers had urged the FCC to cancel TMI’s MSS Authorization. A similar group also filed a petition in January 2003 asking the FCC to dismiss the application to transfer TMI’s MSS Authorization to TerreStar. In February 2003, the FCC adopted an order canceling TMI’s MSS Authorization due to an alleged failure to enter into a noncontingent satellite construction contract before the specified first milestone date.

In June 2004, the FCC agreed to waive aspects of the first milestone requirement applicable to TMI’s MSS Authorization and, therefore, reinstated that authorization, along with the application to transfer TMI’s MSS Authorization to TerreStar. The FCC also modified the milestone schedule applicable to TMI’s MSS Authorization. TMI certified to the FCC its compliance with the second milestone under its MSS Authorization. The FCC is currently reviewing that certification for compliance with the requirements. The application to transfer TMI’s MSS Authorization to TerreStar is still pending before the FCC.

In December 2004, the MSV Joint Venture issued rights (the “TerreStar Rights”) to receive all of the shares of common stock of TerreStar, then a wholly-owned subsidiary of the MSV Joint Venture, to the limited partners of the MSV Joint Venture, including our MSV Investors Subsidiary, pro rata in accordance with each limited partner’s percentage ownership. The TerreStar Rights were to automatically be exchanged for shares of TerreStar common stock on May 20, 2005. In connection with the distribution of the TerreStar Rights, TerreStar issued warrants to purchase shares of its common stock representing 3% of the outstanding equity for an exercise price of $0.21 per share to certain of the Other MSV Investors. These warrants were exercised in March 2005. On May 11, 2005, the TerreStar Rights were exchanged for shares of TerreStar common stock in connection with the sale by TerreStar of $200.0 million of its common stock to Motient at a purchase price of $24.42 per share (the “TerreStar Private Placement”), increasing Motient’s ownership of TerreStar to approximately 61% on an undiluted basis. Following these transactions, our MSV Investors Subsidiary owns 5,303,315 shares of TerreStar common stock, or approximately 17% of TerreStar on an undiluted basis.

In connection with the TerreStar Private Placement, the minority shareholders of TerreStar, including our MSV Investors Subsidiary, TMI and the Other MSV Investors, entered into certain agreements with TerreStar and Motient providing the MSV Investors Subsidiary (and the other minority shareholders) with certain protections, including tag along rights, pre-emptive rights and representation on the TerreStar Board of Directors. In addition, the TerreStar shares held by the minority shareholders, including the MSV Investors Subsidiary, under certain conditions, may be subject to drag along rights of Motient. In connection with the TerreStar Private Placement, the MSV Joint Venture licensed TerreStar certain intellectual property and agreed to provide TerreStar with certain services. Also, in connection with the transaction, Motient agreed, subject to satisfaction of certain conditions, to waive certain rights in order to facilitate a transaction in which one of the minority shareholders in TerreStar who also holds interests in the MSV Joint Venture acquires all of the interests in the MSV Joint Venture held by the other minority shareholders in TerreStar, resulting in control of the MSV Joint Venture being held by such party. The minority shareholders have not agreed to such a transaction or committed to consummate such a transaction.

The FCC released two public notices on June 29, 2005, the first announcing its intent to give ICO Satellite Services (“ICO”) and TerreStar 13 1/3 MHz of spectrum in the 2 GHz band and the second presenting three possibilities for the allocation of the remaining spectrum. These options included allocating the spectrum to ICO and TerreStar, offering it to new MSS licensees, or reallocating it for a different use. Inmarsat, Globalstar, and numerous other parties lobbied against allocating the spectrum to ICO and TerreStar. On December 9, 2005, the FCC issued two orders related to the 2 GHz band, the first of which modified the spectrum reservations of TMI and ICO such that each is assigned a total of 20 MHz of spectrum, increasing TMI’s spectrum from 13 1/3 MHz. The second order, filed in conjunction with the first order, dismissed a Petition for Declaratory Ruling submitted by Inmarsat. The availability of 20 MHz is expected to allow TerreStar to better compete against existing wireless providers while affording them the ability to support next-generation interfaces such as WiMax. The December 9, 2005 orders mark an end to the FCC’s process of determining how to best allocate the 24 MHz of spectrum in the 2 GHz band surrendered by Iridium, Celsat, and Boeing earlier in 2005. The FCC determined that it was in the best interest of the public to give ICO and TerreStar the spectrum. While the orders were effective upon their release, petitions for reconsideration were filed by each of Globalstar and Inmarsat prior to a January 8, 2006 deadline.

For additional information on the MSV Joint Venture and TerreStar, refer to the consolidated financial statements and related notes thereto of the MSV Joint Venture included in Item 15 of this Form 10-K.

Employees

As of December 31, 2005, we and our consolidated subsidiaries had 83 employees. We believe our relationship with our employees is good, and none are represented by a union. Generally, our employees are retained on an at-will basis. We have entered into employment agreements, however, with certain of our key employees. Certain of our employees have non-competition agreements that prohibit them from competing with us for various periods following termination of their employment.

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

The ownership and operation of the MSV Joint Venture’s mobile satellite communications business is subject to the rules and regulations of the FCC, which acts under the authority established by the Communications Act of 1934, as amended, and related federal laws, as well as Industry Canada. Among other things, the FCC and Industry Canada allocate portions of the radio frequency spectrum to certain services and grant licenses to and regulate individual entities using that spectrum. The MSV Joint Venture operates pursuant to various licenses granted by the FCC and Industry Canada.

In response to the applications by the MSV Joint Venture and certain other MSS providers, the FCC issued the February 2005 Order permitting the incorporation of an ATC into mobile satellite services in various frequency bands, subject to a set of conditions being met. In July 2003, certain terrestrial wireless providers petitioned the U.S. Court of Appeals for the District of Columbia to review the FCC’s decision to grant ATC. The petition was held in abeyance until the FCC rules on the request for reconsideration filed by the MSV Joint Venture. Since the FCC’s grant of the MSV Joint Venture’s application to operate a MSS system with an ATC in November 2004 and the FCC’s issuance of its reconsideration order in February 2005, the petition in the Court of Appeals is expected to proceed. If the Court of Appeals invalidates the February 2003 ruling, the MSV Joint Venture’s ability to implement its business strategy and compete effectively would be harmed, which would cause our joint venture interest in the MSV Joint Venture to depreciate in value and would have a material adverse effect on our financial condition. See “Risk Factors – Risks Associated with the MSV Joint Venture’s Next Generation Business Plan” and “Risk Factors – Regulatory Risks” under this Item 1.

Financial Information

For additional information regarding the revenues, profits and losses and assets of the reportable segments of the Company, refer to the consolidated financial statements and related notes thereto for each of the Company, the MSV Joint Venture and HNS included in Item 15 of this Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the risks described below in evaluating our common stock. The risks and uncertainties described below are not the only ones we and our principal business, the MSV Joint Venture, face. Additional risks and uncertainties not presently known to us may also impair our operations and business, and in particular the MSV Joint Venture. If neither we nor the MSV Joint Venture successfully address any of the risks described below, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline. We cannot assure you that either we or the MSV Joint Venture will successfully address these risks.

Risks Associated with the MSV Joint Venture’s Next Generation Business Plan

MSV needs substantial further financing to develop and construct its next generation integrated network, but such financing might not be available.

The MSV Joint Venture has estimated that the total cost to develop and construct the two satellite components of its integrated network in the United States and Canada, including the costs of the satellites, their launch, launch insurance and associated ground segment will be approximately $1.1 billion. This estimate does not include approximately $250 million to construct a spare satellite that would not be launched (“ground spare”) but is required by its FCC authorization.

In addition, the MSV Joint Venture will require significant funds to construct the terrestrial component of its network. The MSV Joint Venture has stated that it plans to pursue a top 50 market terrestrial footprint and expects that each market could require between $20 million and $60 million to establish terrestrial coverage. The MSV Joint Venture has estimated that the total cost to deploy the terrestrial portion of the network could range between $500 million and $2.6 billion, depending on the choice of air interface technology, the number of markets deployed, the scope of the terrestrial build within each market and the targeted service offering (limited mobile, portable or fully mobile).

The MSV Joint Venture’s plan for a South American satellite, for which the MSV Joint Venture has also contracted with Boeing, may cause it to incur additional expenditures of approximately $540 million, depending upon how such a plan is pursued.

The MSV Joint Venture’s costs could be greater than its current estimates. For example, if the MSV Joint Venture elects to defer payments under its satellite construction contract, and/or if it exercises certain options to buy additional satellites or other equipment or services, its costs for the satellite component of its network will increase, possibly significantly. The cost to build the terrestrial component of its network could be greater, perhaps significantly, than the MSV Joint Venture’s current estimates, depending on changing costs of supplies, market conditions, and other factors over which we and/or the MSV Joint Venture will have no control.

The MSV Joint Venture’s projections assume that a portion of the remaining costs associated with constructing the satellite and terrestrial components of its next generation integrated network will be borne in part by one or more technology and strategic partners. If the MSV Joint Venture is not able to enter into agreements with third parties to cover such costs, or if such funding sources are not able to cover such costs, the MSV Joint Venture’s funding requirements will be significantly greater than the MSV Joint Venture currently anticipates. The MSV Joint Venture has not yet entered into any such agreements, and we cannot assure you if and when it will enter into such agreements.

In addition to financing from technology and strategic partners, the MSV Joint Venture has stated that it plans to raise future funds by selling debt and equity securities, and by obtaining loans or other credit lines from banks or other financial institutions. The type, timing and terms of financing it may select will depend upon its cash needs, the availability of other financing sources, the prevailing conditions in the financial markets and the restrictions contained in any future indebtedness. We cannot assure you that the MSV Joint Venture will be able to find any such sources at any given time on favorable terms, if at all. If the MSV Joint Venture fails to obtain any necessary financing on a timely basis, then each of the following could occur:

•	the MSV Joint Venture’s satellite construction, launch, or other events necessary to conduct their business could be materially delayed, or their costs could materially increase;

•	the MSV Joint Venture could default on its commitments to its satellite construction or launch contractors, creditors or other third parties, leading to termination of construction or inability to launch their satellites; and

•	the MSV Joint Venture may not be able to launch its next generation integrated network as planned and may have to discontinue operations or seek a purchaser for its business or assets.

As a result of these factors, the MSV Joint Venture could lose its FCC or Industry Canada licenses or its international rights if it fails to achieve required performance milestones.

If the MSV Joint Venture is successful in raising additional financing, it has stated that it anticipates that a significant portion of future financing will consist of debt securities. As a result, the MSV Joint Venture will be highly leveraged. If additional funds are raised through the incurrence of indebtedness, the MSV Joint Venture may incur significant interest charges and become subject to various restrictions and covenants that could limit its ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities.

The market for the MSV Joint Venture’s service is new and unproven and the success of the MSV Joint Venture’s next generation business will depend on market acceptance.

Other than satellite radio, we are not aware of any integrated (i.e., combined satellite and terrestrial) wireless service in commercial operation. Neither the MSV Joint Venture, nor any other company, has developed an integrated next generation network. The MSV Joint Venture’s business plan contemplates that a significant portion of its revenues will be derived from strategic partners. To date, the MSV Joint Venture has not entered into any strategic partnerships with respect to distribution of its next generation integrated network. As a result, the MSV Joint Venture can estimate only with a partial level of certainty the potential demand for such services and the degree to which it will meet that demand. Furthermore, there may not be sufficient demand to enable the MSV Joint Venture, or additional costs that do not allow the MSV Joint Venture, to earn sufficient revenues, achieve sufficient cash flow or record a profit. Among other things, end user acceptance of the MSV Joint Venture’s next generation integrated service will depend upon:

•	whether the MSV Joint Venture provides integrated wireless services consistent with market demand;

•	the relative attractiveness of its service offerings to its anticipated partners;

•	the cost and availability of user equipment whose form factor is little different from standard wireless devices, but incorporates the new technology required to operate on the MSV Joint Venture’s network;

•	federal, state, local and international regulations affecting the operation of satellite networks and wireless systems;

•	whether competitors develop new and alternative next generation technologies; and

•	general and local economic conditions.

If the MSV Joint Venture cannot gain market acceptance for its planned products and services, its business will be significantly harmed. The MSV Joint Venture has made, and will continue to make, significant capital investments to generate demand for its services. Accordingly, any material miscalculation with respect to its operating strategy or business plan will harm the MSV Joint Venture’s business.

The MSV Joint Venture will depend on one or more third parties to incorporate its technology into their consumer offerings, and such third parties may not be successful or effective in their use of the MSV Joint Venture’s technology.

The MSV Joint Venture has adopted a wholesale “carrier’s carrier” business model and does not have plans to manufacture or sell end-user devices to consumers. The success of its network will depend on partnerships with third parties that incorporate its technology into their service and product offerings. In particular, the MSV Joint Venture will not produce transparent wireless handsets for sale to wireless consumers but instead will need to identify and work with its partners and customers to apply its technology to standard wireless handsets and devices that they in turn market. If its partners are not successful in incorporating its technology or marketing devices compatible with its network, the MSV Joint Venture’s revenues would be less than expected, and its business would suffer.

The MSV Joint Venture will depend on one or more third party contractors to construct the terrestrial base station component of its next generation integrated network.

The MSV Joint Venture currently plans to contract with one or more third parties to construct the terrestrial component of its next generation integrated network. The MSV Joint Venture’s success in implementing its next generation integrated network and in penetrating its targeted vertical markets will depend, to a large extent, on the efforts of these third party contractors. The development and rollout of the terrestrial network by these third parties may be subject to unforeseen delays, cost overruns, regulatory changes, engineering and technological changes and other factors, some of which may be outside of the control of both MSV Joint Venture and us. If the MSV Joint Venture is not able to enter into contracting relationships and construct the terrestrial component of its next generation integrated network, it may not be able to implement its business plan.

Failure to develop and supply terminals to customers in a timely manner will delay the MSV Joint Venture’s revenues.

The MSV Joint Venture will rely on third party manufacturers and their distributors to manufacture and distribute transparent devices. Transparent devices are not yet available, and the MSV Joint Venture and third party vendors may be unable to develop and produce enough affordable transparent devices in a timely manner to permit the widespread introduction of its service. If the MSV Joint Venture, its customers and its manufacturers fail to develop devices that are completely transparent for timely commercial sale at affordable prices, the launch of its next generation service would be delayed, its revenues would be less than expected, and its business will suffer.

The MSV Joint Venture’s integrated wireless network will depend on the development and integration of complex technologies in a satellite configuration that might not work.

The MSV Joint Venture’s next generation integrated network will require new applications of existing technology, complex integration of different technologies and the development of new technologies. The MSV Joint Venture will have to integrate a number of sophisticated satellite and other wireless technologies that typically have not been integrated in the past, and some of which are not yet fully developed, before it can begin offering its next generation service. In order for the MSV Joint Venture’s service to be received by traditional consumer devices, additional components and software will need to be added to such devices to adjust for the L-band frequencies as well as satellite communications. Although the MSV Joint Venture intends to test the components of its next generation integrated network, it cannot ultimately confirm the ability of the system to function until it has actually deployed a substantial portion of their next generation integrated network. For example, the MSV Joint Venture’s ground-based beam formation capabilities and the size of the reflectors on its next generation satellites cannot be fully tested until its next generation satellites are launched. Hardware or software errors in space or on the ground may limit or delay its next generation service, and therefore reduce anticipated revenues and the viability of its services. There could also be delays in the planned development, integration and operation of the components of the MSV Joint Venture’s next generation integrated network. If the technological integration of the MSV Joint Venture’s next generation integrated network is not completed in a timely and effective manner, its business would be harmed.

In the MSV Joint Venture’s next generation integrated network, it will seek to develop and deploy network management techniques so that mobile devices used on its network will be able to seamlessly transition between satellite mode and terrestrial mode. The MSV Joint Venture has stated that it intends to develop such techniques primarily by adapting existing techniques used in PCS/cellular systems and digital/analog systems. However, such techniques have not been deployed before in a combined satellite/terrestrial system, and there can be no assurances that the MSV Joint Venture will be successful in developing such techniques or deploying them in its next generation integrated network in a cost effective or timely manner. If the MSV Joint Venture is not able to develop or deploy such techniques, mobile devices used on its network may not be able to seamlessly transition between satellite and terrestrial modes, and this may make the MSV Joint Venture’s next generation integrated network less attractive to potential partners and end-user customers.

The MSV Joint Venture’s next generation satellites are subject to possible construction and delivery delays, the occurrence of which could materially and adversely affect its business.

The MSV Joint Venture’s next generation satellites are subject to possible construction and delivery delays. The manufacture of such satellites is technically complex, and delays could result from a variety of causes, including failure of third-party vendors to perform as anticipated and changes in the technical specifications of the satellite. There can be no assurance that delivery of its next generation satellites will be timely, which may hinder the introduction of the MSV Joint Venture’s planned next generation integrated network. Any delay could also make it more difficult for it to secure desired distribution partnerships.

During any period of delay, the MSV Joint Venture would continue to have significant cash requirements that could materially increase the aggregate amount of funding it needs. The MSV Joint Venture may not be able to obtain additional financing on favorable terms, or at all, during periods of delay. A delay could also require rescheduling of the anticipated launch date, and another launch slot may not be available within a reasonable period of time. In addition, a delay in satellite system operations could also result in revocation of the MSV Joint Venture’s frequency and orbital slot authorizations and its international rights.

The MSV Joint Venture’s satellites could be damaged or destroyed during launch or deployment, fail to achieve their designated orbital location after launch or experience significant launch delays.

A percentage of satellites never become operational because of, among other factors, launch failure, satellite destruction or damage during launch, improper orbital placement and/or the failure of antennas to fully deploy. Launch failure rates vary depending on the particular launch vehicle and contractor. Even launch vehicles with good track records experience some launch failures, and there can be no assurance that the MSV Joint Venture will be able to launch its satellites on vehicles with higher success rates. If one or more launches or deployments fail, the MSV Joint Venture will suffer significant delays that will be damaging to its business, the MSV Joint Venture will incur significant additional costs associated with the failed launches, and its revenue generating activities will be delayed. We cannot assure you that the MSV Joint Venture’s satellite launches or deployments will be successful. The deployment of large antennas, such as the antennas on its next generation satellites, which are larger than most commercial satellites, pose additional risks during deployment. Even if launched into orbit, a satellite may fail to enter into its designated orbital location, or the MSV Joint Venture may use more fuel than planned to place a satellite into its orbital location and, as a result, may reduce the overall useful life of the satellite.

Satellites have a limited useful life and premature failure of the MSV Joint Venture’s satellites could damage its business.

During and after their launch, all satellites are subject to equipment failures, malfunctions and other problems. If one of the MSV Joint Venture’s satellites were to fail prematurely, it likely would affect the quality of its service, substantially delay the commencement or interrupt the continuation of its service and harm the MSV Joint Venture’s business and could impact its licenses. This harm to the MSV Joint Venture’s business would continue until it either extended service to their customers on another satellite or built and launched additional satellites. Each of the MSV Joint Venture’s MSAT-1 and MSAT-2 satellites has in the past experienced malfunctions and neither operates at full capacity. The MSV Joint Venture’s satellites could experience future malfunctions at any time, which could damage their ability to serve its customers, harm the MSV Joint Venture’s reputation in the marketplace, reduce the expected useful life of the satellites and possibly adversely affect their government approvals. There can be no assurance that the MSV Joint Venture’s existing satellites will remain operational until such time as it launches its next generation satellites. Any gap could have a material adverse effect on its business and could result in the loss of licenses.

The MSV Joint Venture’s ability to generate revenue depends on the lives of its existing and next generation satellites. Each satellite has a limited useful life. A number of factors could decrease the useful lives of the MSV Joint Venture’s satellites to less than what is currently expected, including, without limitation:

•	defects in construction;

•	faster than expected degradation of solar panels;

•	durability of component parts;

•	loss of fuel on board;

•	higher than anticipated use of fuel to maintain the satellite’s orbital location or higher than anticipated use of fuel during orbit raising following launch;

•	random failure of satellite components that are not protected by back-up units;

•	electromagnetic storms; and

•	collisions with other objects in space.

Damage to the MSV Joint Venture’s satellites may not be fully covered by insurance.

The MSV Joint Venture intends to purchase launch and in-orbit insurance policies for its next generation satellites from global space insurance underwriters. If certain material adverse changes in market conditions for full in-orbit insurance were to make it commercially unreasonable for the MSV Joint Venture to maintain full in-orbit insurance, the MSV Joint Venture could forego such insurance. Other adverse changes in insurance market conditions may substantially increase the premiums the MSV Joint Venture will have to pay for such insurance or may preclude the MSV Joint Venture from fully insuring its loss. If the launch of its next generation satellite system is a total or partial failure, the MSV Joint Venture’s insurance may not fully cover its losses, and these failures may also cause insurers to include additional exclusions in the MSV Joint Venture’s insurance policies when they come up for renewal. There can be no assurance that additional financing will be available to construct, launch and insure a replacement satellite or, if available, will be available on terms favorable to the MSV Joint Venture. The MSV Joint Venture does not expect to buy insurance to cover, and would not have protection against, business interruption, loss of business or similar losses. Also, any insurance the MSV Joint Venture obtains will likely contain certain customary exclusions and material change conditions that would limit its coverage. The MSV Joint Venture does not have insurance with respect to its existing satellites.

Delays in deployment of the MSV Joint Venture’s terrestrial network due to limited tower availability, local zoning approvals or adequate telecommunications transport capacity would delay its revenues.

The MSV Joint Venture’s business strategy includes the deployment of a terrestrial network. Tower sites and authorizations in some desirable areas may be very costly and time intensive to obtain. If the MSV Joint Venture is unable to obtain tower space, local zoning approvals or adequate telecommunications transport capacity to develop its network in a timely fashion, the launch of its next generation integrated network would be delayed, the MSV Joint Venture’s revenues would be less than expected and its business would suffer.

The MSV Joint Venture’s planned terrestrial network or other ground facilities could be damaged by natural catastrophes or man-made disasters.

Since the MSV Joint Venture’s planned terrestrial network will be attached to buildings, towers and other structures around the country, an earthquake, tornado, flood or other catastrophic event or other man-made disaster or vandalism could damage its network, interrupt its service and harm its business in the affected area. The MSV Joint Venture will not have replacement or redundant facilities that can be used to assume the functions of its terrestrial network in the event of a catastrophic event. Any damage to its terrestrial network would likely result in degradation of its service for some subscribers and could result in complete loss of service in some affected areas. Temporary disruptions could also damage the MSV Joint Venture’s reputation and the demand for its services.

The MSV Joint Venture may be unable to achieve its business and financial objectives because the communications industry is highly competitive.

In seeking market acceptance for its next generation services, the MSV Joint Venture will encounter competition from many sources, including:

•	existing satellite services from other operators;

•	conventional terrestrial wireless services;

•	traditional wireline voice and high-speed data offerings;

•	terrestrial land-mobile and fixed services; and

•	next generation integrated services that may be offered in the future by other networks operating in the S-band, L-band or Big Low Earth Orbiting (“LEO”) band.

The communications industry includes major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than the MSV Joint Venture does and which provide a wider range of services than will be provided by the MSV Joint Venture. While the MSV Joint Venture has stated that it believes its services will be complementary to terrestrial wireless services, the MSV Joint Venture may be adversely affected by competition from companies that provide services using existing wireless technologies.

The MSV Joint Venture may also face competition from companies using new technologies and new integrated networks in the future. For instance, the FCC has authorized ICO and TMI to use radio frequencies for mobile satellite services within the S-band. TMI has agreed to transfer its S-band authorizations to TerreStar. Although these potential competitors currently have no operations in this band, they are planning to launch integrated networks similar to those envisioned by the MSV Joint Venture. Through the MSV Joint Venture’s subsidiary, ATC Technologies LLC, the MSV Joint Venture has also granted TerreStar a license to use its intellectual property for the development of its network. TMI/TerreStar have announced plans to launch a S-band satellite in 2007, in advance of the launches of the MSV Joint Venture’s satellites. Failure to offer next generation integrated services that compete effectively with potential competitors such as TMI/TerreStar would have an adverse impact on the MSV Joint Venture’s revenues, profitability and liquidity. The MSV Joint Venture will also face competition with respect to entering into strategic partnerships.

The MSV Joint Venture and its partners must continue to identify, develop and market innovative products or enhance existing products on a timely basis to maintain its profit margins and its competitive position.

The MSV Joint Venture’s future growth may depend on its ability to gauge the direction of commercial and technological progress in key markets and on its ability to fund and successfully develop and market products in its markets. The MSV Joint Venture’s competitors may have access to technologies not available to the MSV Joint Venture, which may enable them to provide communications services of greater interest to end users, or at a more competitive cost. The MSV Joint Venture may not be able to develop new products or technology, either alone or with third parties, or license any additional necessary intellectual property rights from third parties on a commercially competitive basis. The satellite and wireless industries are both characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If the MSV Joint Venture or its partners are unable to keep pace with these changes, its business may be unsuccessful. Products using new technologies, or emerging industry standards, could make the MSV Joint Venture’s technologies obsolete. If the MSV Joint Venture or its partners fail to keep pace with the evolving technological innovations in its markets on a competitive basis, its financial condition and results of operation could be adversely affected.

An economic downturn in the United States and Canada or changes in consumer spending could negatively affect the MSV Joint Venture’s results of operations.

The MSV Joint Venture expects that the primary customer base for its next generation integrated network will be composed of the customers of its distribution partners and customers within certain vertical markets (for example, public safety, fleet management and consumer telematics). In the event that the United States and Canada experience an economic downturn and spending by end customers drops, the MSV Joint Venture’s business may be negatively affected.

Demand for the services the MSV Joint Venture plans to offer may not grow or be accepted generally, or in particular geographic markets, for particular types of services, or during particular time periods. A lack of demand could adversely affect its ability to sell its services, enter into strategic partnerships or develop and successfully market new services. In addition, demand patterns shift over time, and consumer preferences may not favor the services the MSV Joint Venture plans to offer.

The MSV Joint Venture may not be able to protect its proprietary information and intellectual property rights, which could limit the growth of its business and impact its ability to compete.

As of March 1, 2006, the MSV Joint Venture has filed more than 100 patent applications (each application being filed in the United States and in several countries abroad), acquired 13 patents and two pending patent applications from Celsat related to the provision of next generation integrated network services, and have been issued 9 patents covering the fundamental principles of its next generation integrated technology. There is no assurance that the patents for which the MSV Joint Venture has applied will be issued or, if issued, will be sufficient to fully protect its technology. In addition, there can be no assurance that any patents issued or licensed to the MSV Joint Venture will not be challenged, invalidated or circumvented. Litigation to defend and enforce their intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on its financial condition and results of operations, regardless of the final outcome of such litigation. Despite the MSV Joint Venture’s efforts to safeguard and maintain its proprietary rights, there can be no assurance that the MSV Joint Venture will be successful in doing so or that its competitors will not independently develop or patent technologies equivalent or superior to the MSV Joint Venture’s technologies. The MSV Joint Venture has stated that it believes that third parties may infringe upon its intellectual property now and in the future.

The MSV Joint Venture also relies upon unpatented proprietary technology and other trade secrets. While it is the MSV Joint Venture’s policy to enter into confidentiality agreements with its employees and third parties to protect its proprietary expertise and other trade secrets, these agreements may not be enforceable, or, even if legally enforceable, the MSV Joint Venture may not have adequate remedies for breaches of such agreements. The failure of the MSV Joint Venture’s patents or confidentiality agreements to protect its proprietary technology or trade secrets could result in significantly lower revenues, reduced profit margins or loss of market share.

The MSV Joint Venture may be unable to determine when third parties are using its intellectual property rights without the MSV Joint Venture’s authorization. The undetected or unremedied use of the MSV Joint Venture’s intellectual property rights or the legitimate development or acquisition of intellectual property similar to the MSV Joint Venture’s by third parties could reduce or eliminate any competitive advantage it has as a result of its intellectual property, adversely affecting its financial condition and results of operations. If the MSV Joint Venture must take legal action to protect, defend or enforce its intellectual property rights, any suits or proceedings could result in significant costs and diversion of its resources and its management’s attention, and the MSV Joint Venture may not prevail in any such suits or proceedings. A failure to protect, defend or enforce the MSV Joint Venture’s intellectual property rights could have an adverse effect on its business, financial condition and results of operations.

Third parties may claim that the MSV Joint Venture’s products or services infringe its intellectual property rights, which may cause the MSV Joint Venture to pay unexpected litigation costs or damages, or prevent the MSV Joint Venture from making, using, or selling its products.

Other parties may have patents or pending patent applications relating to integrated wireless technology that may later mature into patents. Such parties may bring suit against the MSV Joint Venture for patent or other infringement of intellectual property rights. Although the MSV Joint Venture does not intend to, it may infringe on the intellectual property rights of others. If the MSV Joint Venture’s products or services are found to infringe or otherwise violate the intellectual property rights of others, the MSV Joint Venture may need to obtain licenses from those parties or substantially re-engineer its products or processes in order to avoid infringement. The MSV

Joint Venture may not be able to obtain the necessary licenses on commercially reasonable terms, if at all, or be able to re-engineer its products successfully. Moreover, if the MSV Joint Venture is found by a court of law to infringe or otherwise violate the intellectual property rights of others, the MSV Joint Venture could be required to pay substantial damages or be enjoined from making, using, or selling the infringing products or technology. The MSV Joint Venture could also be enjoined from making, using, or selling the allegedly infringing products or technology, pending the final outcome of the suit.

The MSV Joint Venture’s business could be harmed if it cannot attract and retain key personnel.

The MSV Joint Venture’s success depends, in large part, upon the continuing contributions of its key technical, marketing, sales and management personnel. The MSV Joint Venture generally does not enter into employment agreements with its employees for fixed terms and does not maintain “key-man” insurance on any of its employees. The loss of the services of several key employees within a short period of time could harm the MSV Joint Venture’s business and its future prospects. The MSV Joint Venture’s future success will also depend on its ability to attract and retain additional management and technical personnel required in connection with the growth and development of its business. Competition for such personnel is intense, and if the MSV Joint Venture fails to retain or attract such personnel its business could suffer. The MSV Joint Venture has entered into arrangements with certain executives which provide for payments upon a change of control, as defined in those agreements. The MSV Joint Venture’s Chief Executive Officer has such an agreement which currently would provide payments to him if he chooses to leave the Company for any reason.

Regulatory Risks Associated with the MSV Joint Venture

The MSV Joint Venture may not be able to coordinate successfully with other L-band satellite system operators to access and use the full approximately 30 MHz of L-band spectrum.

The MSV Joint Venture is required to coordinate the use of its satellites as part of the satellite registration process of the International Telecommunication Union (“ITU”). With respect to the primary frequencies used by commercial GEOs, the ITU rules grant rights to member states (which are the national governments party to the ITU treaty) on a “first-in-time, first-in-right” basis and set forth a process for protecting earlier-registered satellite systems from interference from later-registered satellite systems. To comply with these rules, the MSV Joint Venture must coordinate the operation of its satellites with other satellites. The coordination process may require the MSV Joint Venture to modify its proposed coverage areas, or satellite design or transmission plans, in order to eliminate or minimize interference with other satellites or ground-based facilities. In addition, while the ITU’s rules require later-in-time systems to coordinate their operations with the MSV Joint Venture, the MSV Joint Venture cannot guarantee that other operators will conduct their operations so as to avoid transmitting any signals that would cause harmful interference to the signals that the MSV Joint Venture, or its customers, transmit.

Since the MSV Joint Venture’s system became operational in 1996, its spectrum access in North America has been governed by a multi-lateral agreement referred to as the Mexico City Memorandum of Understanding (“Mexico City MoU”) and by bilateral agreements. There are five national administrations, the United States, Canada, Mexico, Russia and the United Kingdom that are party to the Mexico City MoU. The MSV Joint Venture operates under the auspices of the United States and Canada. Accordingly, the MSV Joint Venture must coordinate with operators and their administrations to operate in the L-band and to reconfigure the L-band. Operators might not cooperate in these coordination procedures. Since 1999, there has been no new spectrum sharing agreement among the satellite system operators represented by the five administrations. The MSV Joint Venture has not completed coordination of its new satellites. International coordination could result in an increase or decrease in the amount of spectrum available to the MSV Joint Venture.

Moreover, the initial international frequency coordination of the MSV Joint Venture’s system was done for narrowband services and air interfaces. Newer broadband services and air interfaces can take advantage of larger blocks of contiguous spectrum. While some of the MSV Joint Venture’s L-band spectrum is already in sufficiently large contiguous blocks to permit the offering of such new formats, the MSV Joint Venture is engaged in negotiations with other operators to reconfigure the L-band spectrum to maximize and enhance the usability of such spectrum services. Other operators, however, could seek to delay such efforts to reconfigure the L-band to maximize and enhance the use of the band for the provision of new services, including ATC services. For example, Inmarsat recently announced its intention to pursue an MSS/ATC system in the L-band, yet Inmarsat has vigorously opposed the MSV Joint Venture’s ATC application. The failure to reconfigure the L-band into larger blocks of contiguous spectrum will prevent the MSV Joint Venture from maximizing the efficiency and capacity of its next generation integrated network.

Moreover, the MSV Joint Venture cannot guarantee that the ITU will not change its rules in the future in a way that could limit or preclude the MSV Joint Venture’s use of some or all of its existing or future orbital locations or frequencies.

The MSV Joint Venture may not be able to secure the return of certain spectrum it loaned to Inmarsat.

In 1999 and 2003, and consistent with the Mexico City MoU, the MSV Joint Venture loaned approximately 3 MHz of L-band spectrum to Inmarsat for its temporary use. The MSV Joint Venture has initiated steps with the FCC and Industry Canada to confirm its rights to the spectrum but there can be no guarantee that Inmarsat will comply with this effort. If the loaned spectrum is not returned before the deployment of the ATC network, there could be a negative impact on service levels and the numbers of users the MSV Joint Venture’s spectrum could support. As such, over time it could impact the MSV Joint Venture’s business plan.

The MSV Joint Venture service may cause or be subject to interference.

As a satellite provider, the MSV Joint Venture is required to provide its satellite and ATC service without causing harmful interference to most other spectrum users and the MSV Joint Venture must accept some interference from certain other spectrum users. While the MSV Joint Venture views this as remote, this requirement may potentially hinder the satellite portion of the operation of its system and may, in certain cases, subject its users to a degradation in service quality. Moreover, Inmarsat currently operates satellites that have not been coordinated with the MSV Joint Venture’s and, thus, may interfere with the MSV Joint Venture’s satellites. The MSV Joint Venture is working to minimize the risk of interference, but there is no guarantee it will be successful.

The ultimate resolution of pending FCC proceedings could materially affect the MSV Joint Venture’s ability to develop and offer ATC services and have a material adverse effect on the MSV Joint Venture’s next generation business plans.

Inmarsat has challenged two FCC orders that may impact the MSV Joint Venture’s ability to maximize the efficiency of its ATC in the L-band, including the November 2004 Application Approval which granted the MSV Joint Venture’s ATC license and the February 2005 Order establishing revised rules for ATC. Inmarsat has objected to the MSV Joint Venture’s pending 2005 application for a modified ATC license to take advantage of the new ATC rules. Inmarsat has consistently asked the FCC to impose technical restrictions on the MSV Joint Venture’s ATC service. These challenges remain pending at the FCC. If these challenges are decided unfavorably to MSV, it may impede or preclude the MSV Joint Venture’s ability to deploy and operate its proposed next generation integrated network.

The MSV Joint Venture needs additional regulatory approvals before it can operate ATC.

The MSV Joint Venture has an application pending at the FCC to modify its ATC authorization to provide the MSV Joint Venture additional flexibility, including authority for ATC deployments based on Frequency Division Duplex (“FDD”) and Time Division Duplex (“TDD”) using OFDM and OFDMA air interfaces such as

WiMax and Flash-OFDM. Inmarsat has challenged certain elements of the modification application, including the request for authority to deploy TDD-based air interfaces. In addition, the MSV Joint Venture will need further regulatory approvals before it can operate ATC, including a blanket license for its user terminals and FCC certification of its user terminals and base stations. The MSV Joint Venture will also need to construct a satellite as a ground spare or receive a waiver from the FCC of its ground spare requirement. The MSV Joint Venture has stated that it intends to request such a waiver based on its plan to use MSV-1 and MSV-2 as in-orbit spares for each other. Any difficulty in obtaining these approvals or such a waiver may delay the commencement of operation of the MSV Joint Venture’s new system. The MSV Joint Venture does not yet have authority from Industry Canada to operate an ATC in Canada. Neither we nor the MSV Joint Venture can provide any assurance if or when it will obtain any of these approvals.

A 2002 decision could be construed to limit a portion of the MSV Joint Venture’s operations to using no more than 20 MHz of L-band spectrum.

In a 2002 decision, the FCC granted the MSV Joint Venture’s subsidiary, Mobile Satellite Ventures Subsidiary LLC (“MSV Sub”), a license to use up to 20 MHz of L-band spectrum on MSAT-2. That decision also states that spectrum acquired under a future merger between Motient and TMI would be included within the 20 MHz limit. The MSV Joint Venture filed a petition for clarification and partial reconsideration of that decision because the MSV Joint Venture had already been established pursuant to an FCC order in 2001 that had authorized the MSV Joint Venture to use TMI’s spectrum without imposing such spectrum limitations. The MSV Joint Venture has coordinated less than 20 MHz of L-band spectrum for the United States satellites. The MSV Joint Venture believes that, even if it were limited to 20 MHz of spectrum on the United States satellites, it would continue to be able to use all the coordinated spectrum (approximately 30 MHz) on its Canadian satellite and on its integrated network, as well as up to 20 MHz of coordinated spectrum on the United States satellite. The MSV Joint Venture cannot be sure how or when the FCC will dispose of its petition, but subsequent FCC decisions suggest that spectrum licensed to the MSV Joint Venture Canada is not included within the 20 MHz limit. If the FCC decides adversely to the MSV Joint Venture, its United States licensed L-band satellites (MSAT-2 and MSV-1) could be limited to a maximum of 20 MHz, which could reduce the MSV Joint Venture’s ability to offer certain new satellite services.

Failure to comply with FCC and Industry Canada rules and regulations could damage the MSV Joint Venture’s business.

FCC and Industry Canada rules and regulations, and the terms of the MSV Joint Venture’s satellite authorizations and the MSV Joint Venture’s ATC license from the FCC, require the MSV Joint Venture to meet certain conditions, such as satellite construction and launch milestones, maintenance of satellite coverage of all fifty states, Puerto Rico, and the United States Virgin Islands and the provision of an integrated service offering. Non-compliance by the MSV Joint Venture with these or other conditions, including other FCC or Industry Canada gating criteria, could result in fines, additional license conditions, license revocation, or other adverse FCC or Industry Canada actions.

If the supply of available mobile licensed spectrum increases, the value of the MSV Joint Venture’s spectrum assets may decrease.

The FCC or Industry Canada could allocate large amounts of additional mobile licensed spectrum that could be used to compete with the MSV Joint Venture, or that could decrease the perceived market value of the MSV Joint Venture’s wireless capacity. The FCC, for example, recently scheduled an auction of 90 MHz of spectrum in the 1.7/2.1 GHz range for June 2006. Additional spectrum auctions may be scheduled in the future. In addition, incremental allocations of spectrum may make it easier for new competitors to enter the market, and could further diminish the value of the MSV Joint Venture’s spectrum assets.

Technical challenges or regulatory requirements may limit the attractiveness of the MSV Joint Venture’s spectrum for providing mobile services.

The MSV Joint Venture has stated that it believes its L-band spectrum with ATC capability will be attractive to potential partners if its spectrum is at least functionally equivalent to PCS/cellular spectrum. The FCC and Industry Canada require the MSV Joint Venture to provide substantial satellite service throughout the United States and Canada. This requirement may limit the availability of some of the MSV Joint Venture’s spectrum for terrestrial service in some markets at some times. In addition, the MSV Joint Venture must give priority and pre-emptive access to certain other users of the L-band, for example, for safety-related transmissions in the Global Maritime Distress and Safety System and the Aeronautical Mobile Satellite (Route) Service. PCS/cellular spectrum is not constrained by any such requirement. If the MSV Joint Venture is not able to develop technology that allows its partners to use its spectrum in a manner comparable to PCS/cellular operators, it may not be successful in entering into partnership arrangements.

The MSV Joint Venture’s ability to offer a primarily fixed service may be limited by the policies of the FCC.

The FCC has permitted the MSV Joint Venture to provide fixed services on a non-interference basis, which means that such operations are not permitted to cause interference to various other users of the band and are not permitted to claim protection from such other users. The FCC also has required the MSV Joint Venture fixed services to be offered on an “incidental or ancillary” basis, conditions which the FCC has not defined in this context.

The MSV Joint Venture may face difficulties in obtaining regulatory approvals for provision of telecommunications services and may face changes in regulation, each of which could adversely affect its operations.

The provision of telecommunications services is highly regulated. The MSV Joint Venture may be required to obtain additional approvals from national and local authorities in connection with the services that it currently provides or may wish to provide in the future, including in connection with services associated with the MSV Joint Venture’s next generation integrated network. As a provider of communications services in the United States and Canada, the MSV Joint Venture is subject to the regulatory authority of both the United States and Canada. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations

Moreover, the MSV Joint Venture may be required to obtain additional approvals from national and local regulatory authorities in connection with the services that it currently provides or wishes to provide in the future. From time to time, governmental entities may impose new conditions on the MSV Joint Venture’s authorizations which could have an effect on its ability to generate revenue and conduct its current and next generation business as currently planned. For example, from time to time, the United States federal government has considered whether to impose fees on the use of frequencies such as the ones the MSV Joint Venture uses to provide its service. If the MSV Joint Venture is required to pay such fees, the MSV Joint Venture may be subject to substantially increased costs.

Export control and embargo laws may preclude the MSV Joint Venture from obtaining necessary satellites, parts or data or providing certain services in the future.

United States companies and companies located in the United States must comply with United States export control laws in connection with any information, products, or materials that they provide to the MSV Joint Venture relating to satellites, associated equipment and data and with the provision of related services. If these entities cannot or do not obtain the necessary export or re-export authorizations from the United States government, the MSV Joint Venture will be required to obtain such authorizations. It is possible that, in the future, they and the MSV Joint Venture may not be able to obtain and maintain the necessary authorizations, or existing authorizations could be revoked.

If the MSV Joint Venture’s manufacturers and the MSV Joint Venture cannot obtain and maintain the necessary authorizations, this failure could adversely affect the MSV Joint Venture’s ability to:

•	procure new United States-manufactured satellites;

•	control its existing satellites;

•	acquire launch services;

•	obtain insurance and pursue its rights under insurance policies; or

•	conduct its satellite-related operations.

In addition, if the MSV Joint Venture does not properly manage its internal compliance processes and violates United States export laws, the terms of an export authorization, or embargo laws, the violation could make it more difficult, or even impossible, to maintain or obtain licenses and could result in civil or criminal penalties.

The MSV Joint Venture’s contractual relationship with potential partners that may operate ATC facilities in the MSV Joint Venture’s next generation integrated network must comply with FCC and Industry Canada rules that require ATC to be integrated with the satellite service and require the MSV Joint Venture, as the license holder, to control ATC operations.

The MSV Joint Venture must ensure compliance with the ATC rules of the FCC and Industry Canada. This may require agreements with some partners that provide for a degree of control by the MSV Joint Venture in the operation of its business that may be difficult to negotiate.

In addition, the Communications Act and the FCC’s rules require the MSV Joint Venture to maintain legal as well as actual control over the spectrum for which it is licensed. The MSV Joint Venture’s ability to enter into partnering arrangements may be limited by the requirement that the MSV Joint Venture maintains de facto control of the spectrum for which it is licensed. If the MSV Joint Venture is found to have relinquished control without approval from the FCC, the MSV Joint Venture may be subject to fines, forfeitures, or revocation of its licenses.

Rules relating to Canadian ownership and control of the MSV Joint Venture Canada are subject to interpretation and change.

The MSV Joint Venture Canada is subject to foreign ownership restrictions imposed by the Telecommunications Act (Canada) and the Radiocommunication Act (Canada) and regulations made pursuant to the these Acts. Although the MSV Joint Venture believes that MSV Canada is in compliance with the relevant legislation, there can be no assurance that a future determination by Industry Canada or the Canadian Radio-television and Telecommunications Commission, or events beyond its control, will not result in MSV Canada ceasing to comply with the relevant legislation. If such a development were to occur, the ability of MSV Canada to operate as a Canadian carrier under the Telecommunications Act (Canada) or to maintain, renew or secure its Industry Canada authorizations could be jeopardized and the MSV Joint Venture’s business could be materially adversely affected.

Risks Relating to Our Common Stock Generally

Fluctuations in our operating results could adversely affect the trading price of our common stock.

Our operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, including:

•	risks and uncertainties affecting the current and proposed business of the MSV Joint Venture and the mobile satellite services industry;

•	increased competition in the mobile satellite services industry; and

•	general economic conditions.

As a result of these possible fluctuations, period-to-period comparisons of our financial results may not be reliable indicators of future performance.

As a result of our distribution of Hughes Communications, Inc. to our stockholders, our sole businesses are the MSV Joint Venture and TerreStar.

Our business has been significantly changed as a result of our distribution to our shareholders of Hughes Communications, Inc. which held all of our assets other than the MSV Joint Venture and TerreStar. The result is that our success is currently tied solely to our ability as an active participant in the MSV Joint Venture to make it, and to a lesser extent TerreStar, successful.

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

Since January 30, 2003, following our delisting from the Nasdaq National Market, price quotations have been available on the OTC Bulletin Board. Delisting from the Nasdaq National Market resulted in a reduction in the liquidity of our common stock. This lack of liquidity may also make it more difficult for us to raise additional capital, if necessary, through equity financings. In addition, the delisting of our common stock from the Nasdaq National Market resulted in an event of non-compliance under the provisions of our preferred stock. As we have not obtained a waiver of this event of non-compliance, the holders of our preferred stock are entitled to elect a majority of the members of our board of directors.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, is creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from assisting the MSV Joint Venture in revenue-generating activities to compliance activities, which could harm our business prospects.

The Apollo Stockholders beneficially own a large percentage of our voting stock.

As of December 31, 2005, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC and AP/RM Acquisition LLC (collectively, the “Apollo Stockholders”) owned an aggregate of 1,745,375 shares of our voting common stock, all of the 8,990,212 shares of our non-voting common stock, all of the 1,199,007 outstanding shares of our preferred stock and all of our outstanding Series 1-A and Series 2-A warrants. Assuming that all outstanding shares of our preferred stock are converted and all Series 1-A warrants and Series 2-A warrants are exercised, as of December 31, 2005, the Apollo Stockholders would beneficially own approximately 63% of our outstanding common stock and 35% of our outstanding voting power on a fully diluted basis. As long as the Apollo Stockholders own at least 100,000 shares of the preferred stock, we are precluded from taking various corporate actions and entering into various transactions without the Apollo Stockholders’ consent. In addition, voting as a separate class, the Apollo Stockholders have the right to elect two of the members of our board of directors and have certain approval rights with respect to additional members of our board of directors in the event that the size of our board of directors is increased. Furthermore, the delisting of our common stock from the Nasdaq National Market resulted in an event of non-compliance under the provisions of our preferred stock. As a result, the Apollo Stockholders have the right to elect the majority of our board of directors.

Because of the Apollo Stockholders’ large percentage of ownership and their rights as holders of preferred stock, including being entitled to 975,000 votes with respect to the preferred stock, the Apollo Stockholders have significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of all or substantially all of our assets. In addition, the level of the Apollo Stockholders’ ownership of our shares of common stock and these rights could have the effect of discouraging or impeding an unsolicited acquisition proposal.

The Apollo Stockholders are entitled to quarterly cash dividends.

In accordance with the terms of our preferred stock, the Apollo Stockholders are entitled to receive quarterly cash dividends at an annual rate of 4.65% of the then current face value to be paid quarterly in arrears commencing with the three months ended September 30, 2004. While we had cash, cash equivalents and short-term investments of approximately $28.0 million as of December 31, 2005, $15.5 million of such cash, cash equivalents and short-term investments was contributed to Hughes pursuant to the separation agreement. The dividend payment will be approximately $5.6 million per year through the mandatory redemption on June 30, 2012 or such earlier time as the terms of the preferred stock are renegotiated. There can be no assurance that we will be able to meet these quarterly dividend obligations from existing cash, cash equivalents and short-term investments. Even if we are able to satisfy these obligations, the effect of such payments on our cash position may adversely affect our ability to meet our operational payment obligations. We may be required to raise additional capital to meet these obligations or to otherwise reach an agreement with the Apollo Stockholders to modify the terms of these obligations.

Item 2.	Properties

Our principal office is located in New York, New York, where we lease approximately 2,300 square feet of space. We routinely evaluate our facilities for adequacy in light of our plans for the future.

Item 3.	Legal Proceedings

We and certain of our subsidiaries (along with the Engelhard Corporation) were parties to an arbitration relating to certain agreements that existed between or among the claimant and ICC Technologies, Inc., our former name, and the Engelhard/ICC (“E/ICC”) joint venture arising from the desiccant air conditioning business that we and our subsidiaries sold in 1998. The claimant sought $8.5 million for (a) its alleged out of pocket losses in investing in certain of E/ICC’s technology, (b) unjust enrichment resulting from the reorganization of E/ICC in

1998, and (c) lost profits arising from the fact that it was allegedly forced to leave the air conditioning business when the E/ICC joint venture was dissolved. On December 30, 2005, the parties to the arbitration executed a definitive binding settlement agreement. Pursuant to the settlement agreement, our codefendant in the arbitration, the Engelhard Corporation, agreed to pay the claimant $0.7 million. In return, we and Engelhard exchanged general releases with the claimants, settling the arbitration. In connection with the settlement, we agreed to reimburse Engelhard for approximately $0.2 million of the settlement payment, and exchanged a general release with them as well.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Since January 30, 2003, our common stock has been listed on the OTC Bulletin Board. Our common stock has traded under the symbol “SKYT” since our name change on September 24, 2003. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share as reported on the OTC Bulletin Board:

	High	Low
Year ended December 31, 2004
First quarter	$4.80	$1.50
Second quarter	7.45	3.05
Third quarter	8.00	6.05
Fourth quarter	27.40	6.95

Year ended December 31, 2005
First quarter	$41.50	$24.20
Second quarter	41.60	26.40
Third quarter	37.00	32.00
Fourth quarter	39.40	23.05

The above quotations reported by the OTC Bulletin Board reflect interdealer prices, which may not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. On March 27, 2006, the last sale price for our common stock as reported by the OTC Bulletin Board was $19.34 per share.

As of March 27, 2006, we had approximately 750 recordholders of our common stock. This number was derived from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. Holders of our common stock are entitled to share ratably in dividends, if and when declared by our board of directors.

We have not paid a cash dividend on our common stock for the years ended December 31, 2005 and 2004, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements and financial condition, and general business conditions. Under the terms of the purchase agreement we entered into with the holders of our preferred stock, for so long as such holders beneficially own not less than 100,000 shares of preferred stock, we are prohibited from declaring or paying, and may not permit any of our subsidiaries to declare or pay, any dividend or make any other distribution in respect of any other shares of our capital stock without the prior written consent of such holders.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and the selected consolidated balance sheet data as of December 31, 2005, 2004, 2003, 2002 and 2001 are derived from our consolidated financial statements which have been audited by our independent registered public accounting firm. The presentation of the data for the years ended December 31, 2005 and 2004 have been reclassified to reflect the accounting for the discontinued operations of AfriHUB. The presentation of data for the years ended December 31, 2001 has been reclassified to reflect the accounting for discontinued operations of Rare Medium, Inc.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands except share data)
Consolidated statements of operations data:
Revenues	$615	$2,117	$699	$—	$1,906
Cost of revenues	(326)	(2,036)	(913)	—	(1,337)

Gross margin	289	81	(214)	—	569
Selling, general and administrative expenses	(9,588)	(9,367)	(6,733)	(6,513)	(24,214)

Loss from operations	(9,299)	(9,286)	(6,947)	(6,513)	(23,645)
Interest income, net	1,436	10,548	6,304	5,602	9,189
Equity in earnings of Hughes Network Systems, LLC	24,054	—	—	—	—
Equity in loss of Mobile Satellite Ventures LP	(9,469)	(1,020)	—	—	—
Loss on investments in affiliates	(638)	(1,336)	(404)	(385)	(54,633)
Other income (expense), net	877	21,030	244	(14,716)	(22,239)
Minority interest	1,925	(810)	(1,126)	(998)	(97)

Income (loss) before taxes and discontinued operations	8,886	19,126	(1,929)	(17,010)	(91,425)
Income tax benefit	50,334	—	—	350	—

Income (loss) from continuing operations	59,220	19,126	(1,929)	(16,660)	(91,425)
Gain (loss) from discontinued operations	105	(1,960)	1,211	12,632	(118,919)

Net income (loss)	59,325	17,166	(718)	(4,028)	(210,344)
Cumulative dividends and accretion of Series A Preferred Stock to liquidation value	(9,969)	(9,918)	(9,687)	(10,937)	(11,937)

Net income (loss) attributable to common stockholders	$49,356	$7,248	$(10,405)	$(14,965)	$(222,281)

Basic earnings (loss) per share:
Continuing operations	$2.79	$0.61	$(0.76)	$(2.32)	$(16.21)
Discontinued operation	0.01	(0.13)	0.08	1.06	(18.66)

Net earnings (loss) per share	$2.80	$0.48	$(0.68)	$(1.26)	$(34.87)

Diluted earnings (loss) per share:
Continuing operations	$2.66	$0.58	$(0.76)	$(2.32)	$(16.21)
Discontinued operation	0.01	(0.12)	0.08	1.06	(18.66)

Net earnings (loss) per share	$2.67	$0.46	$(0.68)	$(1.26)	$(34.87)

Weighted average common shares outstanding:
Basic	17,614,474	15,115,895	15,341,518	11,865,291	6,374,020

Diluted	18,488,021	15,837,370	15,341,518	11,865,291	6,374,020

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands except share data)
Consolidated balance sheet data:
Cash, cash equivalents, and short-term investments	$27,964	$94,507	$28,692	$39,492	$16,807
Investment in Hughes Network Systems, LLC	75,282	—	—	—	—
Investment in Mobile Satellite Ventures LP	42,761	50,098	—	—	—
Investment in XM Satellite Radio	—	—	—	—	91,800
Deferred income taxes	50,334	—	—	—	—
Notes receivable, net	—	—	65,138	56,823	50,486
Investments in affiliates	4,362	3,361	2,769	2,343	2,600
Total assets	205,337	154,570	98,099	100,346	163,716
Total liabilities	5,378	10,512	6,066	7,715	24,757
Minority interest	8,474	9,974	12,467	11,334	10,097
Series A Redeemable Convertible Preferred Stock, net	93,100	88,706	80,182	70,495	59,558
Stockholders’ equity (deficit)	98,385	45,378	(616)	10,802	69,304

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America and should each be read together with our consolidated financial statements and the notes to those financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of the Distribution, our business has changed materially. Moreover, as described below, notwithstanding the legal form of the Distribution, Hughes will be considered the divesting entity and treated as the “accounting successor” to us for financial reporting purpose. Accordingly, our actual results will differ materially from those anticipated in those forward-looking statements, which related to businesses that have been contributed to Hughes. Furthermore, for periods following the closing of the acquisition of the remaining 50% of the Class A membership interests of HNS in January 2006, Hughes, as “accounting successor” to us, will include the financial position and operating results of HNS in its consolidated financial statements.

Overview

We are an active participant in the MSV Joint Venture, a joint venture that also includes TMI, Motient and the Other MSV Investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in the United States and Canada, while pursuing plans to develop, build and operate a next-generation satellite system complemented by an ancillary terrestrial component. We have designated three members of the 13-member board of directors of the MSV Joint Venture’s corporate general partner, and our MSV Investors Subsidiary owns approximately 23% of the limited partnership interests of the MSV Joint Venture. In addition, our MSV Investors Subsidiary owns approximately 17% of TerreStar, which is also pursuing plans to develop, build and operate a next-generation satellite system complemented by an ATC in the 2 GHz band.

Prior to the Distribution, we also operated our business through a group of additional companies in the telecommunications industry, including:

•	HNS, a leading provider of broadband satellite networks and services to the enterprise market and satellite internet access to the North American consumer market. Since April 2005, when we completed the acquisition of 50% of the Class A membership interests of HNS, we have served as the managing member of HNS. In January 2006, we acquired the remaining 50% of the Class A membership interest of HNS;

•	ESP, formerly a product development and engineering services firm, now focused on maximizing the license revenues from its existing intellectual property portfolio; and

•	AfriHUB, which provides a limited amount of satellite based Internet services through exclusive partnerships with certain Nigerian based universities while also providing technical training in the Nigerian market. In December 2005, we signed a letter of intent to sell our interests in AfriHUB.

Prior to the Distribution, we provided corporate resources, strategic direction, transactional assistance and financial support to enable each of these companies to focus on and exploit opportunities within their lines of business.

In November 2004, the FCC granted the MSV Joint Venture’s application to operate an ATC in the L-Band, subject to certain conditions. This authorization was the first license for ATC operation granted by the FCC, allowing the MSV Joint Venture to commence terrestrial operations by offering an ATC with its commercial service. In February 2005, the FCC issued the February 2005 Order which set forth new rules for the deployment and operation of an ATC and provided the MSV Joint Venture with substantial additional flexibility in its system implementation. This additional flexibility provided by the FCC’s decision is expected to allow the MSV Joint Venture to offer users affordable and reliable voice and high-speed data communications service through devices, including mobile phones, from virtually anywhere in the United States. In addition, the service will operate inside of buildings and throughout urban environments, which is currently not possible with mobile satellite systems due to terrain blockage from buildings and other urban structures that interrupt a satellite signal’s path.

As a result of the FCC’s authorizations, the value of our stake in the MSV Joint Venture has significantly increased; however, even with ATC authority, the ability of the MSV Joint Venture to succeed is subject to significant risks and uncertainties, including the ability of the MSV Joint Venture to raise the capital necessary for the implementation of the next generation satellite system including ATC or to identify and reach an agreement with one or more strategic partners. Additional risks include the ability of the MSV Joint Venture to attract and retain customers, the increased potential competition from other satellite and wireless service providers, as well as the uncertainty with respect to the outcome of the court challenges to the FCC’s ATC orders.

During 2004, our consolidated revenues were primarily derived from fees generated from services performed by ESP. During the fourth quarter of 2004, ESP experienced a significant decline in demand for its services, including from its existing customers. This decline resulted from the decreased amount of outsourced development and engineering services contracted for by is traditional customer base. As a result, in January 2005, ESP reduced its workforce from 21 employees to four employees to compensate for the reduced cash inflows. ESP subsequently reduced its headcount to one employee and has ceased performing services for clients. Instead, ESP is focusing on maximizing the licensing revenue from its intellectual property portfolio and is expected to continue those efforts following the Distribution.

In April 2004, we acquired a controlling interest in AfriHUB. AfriHUB’s plan was to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. While establishing centers which provide these services on two university campuses during the fourth quarter of 2004, AfriHUB experienced significant unanticipated delays and costs in opening these facilities, as well as greater price sensitivity within the university communities. As a result, AfriHUB recorded an impairment charge of approximately $0.8 million in December 2004 and suspended its planned roll out of service to additional campuses. While AfriHUB is actively pursuing other opportunities to provide technical training in the Nigerian market, including establishing a facility on a single additional campus, in August 2005, we decided to cease providing funding to AfriHUB. Given the uncertainty with respect to AfriHUB’s future prospects, we recorded an impairment charge of approximately $0.4 million during the three months ended June 30, 2005 relating to the remaining value of AfriHUB’s long-lived assets. In August 2005, AfriHUB’s Nigerian subsidiary received approximately $0.2 million of short-term financing from a Nigerian bank to fund the investment necessary to establish the facility on the additional campus. In September 2005, the Nigerian subsidiary also received a $0.3 million grant from a charitable foundation to further AfriHUB’s efforts in providing technical training in Nigeria. The grant is payable in two equal annual installments with the first such payment being received in September 2005. In December 2005, we made a decision to discontinue operating AfriHUB and signed a letter of intent to sell our interests in AfriHUB for a promissory note with a principal amount of approximately $0.2 million and a maturity date one year following the execution of definitive documentation. The sale of our ownership interest in AfriHUB will not have a material impact on our financial position or results of operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations of AfriHUB have been classified as discontinued operations on the statements of operations and prior period results have been reclassified.

From October 2004 through June 2005, Navigauge attempted to raise capital to expand its data measurement capabilities beyond the Atlanta market. Other than an aggregate of $1.1 million of short-term promissory notes purchased by us and an aggregate of $1.1 million of short-term promissory notes purchased by other existing investors during such time period, Navigauge was unsuccessful in raising capital. Accordingly, in light of its prospects, Navigauge’s board of directors determined to cease the operations of the company in July 2005. Accordingly, during the three months ended June 30, 2005, we recognized a loss of $1.3 million relating to the impairment of the aggregate remaining carrying amount of our equity interest in Navigauge and the short-term promissory notes. This loss is included in loss on investments in affiliates on the consolidated statements of operations. In July 2005, Navigauge signed a non-binding letter of intent to sell substantially all of its assets. The sale of the assets was subject to, among other things, completion of the buyer’s due diligence and negotiation and execution of definitive documentation satisfactory to the parties. In September 2005, the negotiations pursuant to the letter of intent were terminated. Navigauge is pursuing other options with respect to selling its assets.

To execute its business plan, Miraxis needed to raise significant amounts of capital in order to launch several satellites. Other than an aggregate of $0.1 million of promissory notes purchased by us from January 2004 through July 2005, Miraxis has been unsuccessful in raising capital. Accordingly, the board of managers of Miraxis and the holders of the membership interests of Miraxis have approved the dissolution of the company. The dissolution of Miraxis will not have a material impact on our financial position or results of operations.

In October 2005, we acquired Series A preferred shares from Hughes Systique Corporation (“Hughes Systique”) for $3.0 million, representing an ownership of approximately 26% on an undiluted basis. Hughes Systique plans to provide software development services with technology resources and expertise in wireless broadband communications for terrestrial and satellite applications. Hughes Systique will also support other application areas such as wireless based networking, RFID enterprise applications and multimedia applications for in-home broadband entertainment networks. The founders of Hughes Systique include the Chief Executive Officer and President of Hughes, as well as certain current and former employees of HNS, including the Chief Executive Officer and President’s brother.

Distribution

On February 21, 2006, we completed the Distribution and separated into two publicly owned companies: (i) Hughes, which consists of, among other things, the assets, liabilities and operations associated with the HNS,

ESP and AfriHUB businesses and certain minority investments in entities including Edmunds Holdings, Inc., Data Synapse, Inc. and Hughes Systique, along with all of our cash, excluding $12.5 million, and certain other liabilities expressly allocated to Hughes; and (ii) us consisting of the assets and liabilities associated with our interest in the MSV Joint Venture and our stake in TerreStar, $12.5 million in cash and the obligations pursuant to the Series A Preferred Stock. Upon a change of control, including in connection with a consolidation of the ownership of the MSV Joint Venture and TerreStar, the remaining balance of the $12.5 million of cash at such time, if any, will be transferred to Hughes.

To effect the Distribution, we distributed to each of our stockholders one-half of one share of Hughes common stock for each share of our common stock (or, in the case of our preferred stock and Series 1-A and 2-A warrants, in accordance with their terms, one-half of one share of Hughes common stock for each share of our common stock issuable upon conversion or exercise of such preferred stock and warrants).

Pursuant to our 1998 Long Term Incentive Plan, the compensation committee of our board of directors is required to make an equitable adjustment to the terms of options issued under that plan in the event a special, large and nonrecurring dividend or distribution affects our common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of the participants under such plan. Our compensation committee has discretion to make such an adjustment to any option issued under the plan by adjusting the number and kind of shares that may be issued in respect of outstanding options or the exercise price relating to such options. Pursuant to this provision, our compensation committee determined that holders of stock options issued under the plan who were current members of our management and board of directors, as well as a consultant and former directors who were involved with our acquisition of HNS, should receive an option to purchase one share of Hughes common stock for each option to purchase two shares of our common stock that they held as of the date of the Distribution. The issuance of such options to purchase Hughes common stock was in lieu of a larger adjustment to the exercise price of our options that such holders would have been otherwise entitled had they not received options to purchase Hughes common stock. A reduction in the exercise price (or in some cases, an increase in the number of shares) was the manner in which all of our other options outstanding under the plan were adjusted. Options to purchase 435,836 shares of Hughes common stock were issued to holders of our options.

We and Hughes have entered into a separation agreement (the “Separation Agreement”). The Separation Agreement effected, on December 31, 2005, the transfer, by way of contribution from us to Hughes, of the assets related to Hughes’ business, and the assumption by Hughes of certain liabilities. The Separation Agreement and certain related agreements govern, among other things, certain of the ongoing relations between us and Hughes following the Distribution.

In general, pursuant to the terms of the Separation Agreement, all of our assets and liabilities, other than those specifically relating to the MSV Joint Venture and TerreStar, $12.5 million in cash and the obligations pursuant to the Series A Preferred Stock, became Hughes’ assets and liabilities. Upon a change of control, the remaining balance of the $12.5 million of cash at such time, if any, will be transferred to Hughes. The Separation Agreement also provides for assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the date of the Distribution, financial responsibility for all liabilities arising out of or in connection with Hughes’ businesses to Hughes and all liabilities arising out of or in connection with our interest in the MSV Joint Venture and TerreStar to us. In addition, Hughes will indemnify us for liabilities relating to certain litigation in which we or our subsidiaries were involved.

Notwithstanding the legal form of the Distribution, Hughes will be considered the divesting entity and treated as the “accounting successor” to us for financial reporting purposes in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, “Accounting for Reverse Spin-offs,” due to, among other things, (i) the businesses transferred to Hughes generated all of our historical consolidated revenues and constituted a majority of our assets and (ii) the businesses transferred to Hughes include our discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. Accordingly, our financial statements for periods ending subsequent to the date of the Distribution will include the results of operations and financial position of our remaining business, our MSV Investors Subsidiary, as well as the historical carrying amount and related dividends and accretion attributable to the Series A Preferred Stock which remains our obligation following the Distribution. See the unaudited pro forma financial information included elsewhere in this Item 7.

Proposed Consolidation of Ownership of the MSV Joint Venture

Both prior to and since September 22, 2005, when we executed a non-binding letter of intent with Motient, TMI and the other partners in the MSV Joint Venture and the other stockholders of TerreStar, we have been in discussions that would result in the consolidation of the ownership of each of the MSV Joint Venture and TerreStar. These discussions have included a potential merger of us with and into Motient and, more recently, a variety of other structures. The consummation of any such consolidation transaction is subject to, among other things, definitive documentation, filing of the appropriate registration statements with the Securities and Exchange Commission (“SEC”) and the requisite approvals from our board of directors.

HNS Transactions

On April 22, 2005, we acquired 50% of the Class A membership interests of HNS from DTV Network Systems, Inc. (formerly known as Hughes Network Systems, Inc., “DTV Networks”), a wholly owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”), for $50.0 million in cash and 300,000 shares of our common stock. The acquisition occurred pursuant to an agreement among us, DIRECTV, DTV Networks and HNS, dated December 3, 2004, as amended. Immediately prior to the acquisition, DTV Networks contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and carrier businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development, to HNS, which at the time was a wholly-owned subsidiary of DTV Networks. In consideration for the contribution of assets by DTV Networks, HNS paid DTV Networks $190.7 million of cash. This payment represented the $201.0 million stated in the agreement less an estimated purchase price adjustment of $10.3 million, which was subject to further adjustment depending principally upon the closing value of HNS’ working capital (as defined in the agreement). On January 3, 2006, HNS paid DTV Networks $10.0 million in final satisfaction of all purchase price adjustments.

On January 1, 2006, through Hughes, we consummated the acquisition of the remaining 50% of the Class A membership interests of HNS from DTV Networks for $100.0 million in cash. In order to fund the purchase price, Hughes borrowed $100.0 million from certain of the Apollo Stockholders. The loan bears interest at a rate of 8% per annum and has a final maturity date of January 1, 2007. The loan was repaid in March 2006 following the consummation of a rights offering conducted by Hughes.

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

Consolidation

We consolidate the operating results and financial position of subsidiaries in which we own a controlling financial interest, which is usually indicated by ownership of a majority voting interest of over 50% of the outstanding voting shares. Because we own approximately 80% of the voting interests in our MSV Investors Subsidiary, 78% of the voting interests of ESP and 70% of the voting interests of AfriHUB, these entities have been included in our consolidated financial statements as of and for the years ended December 31, 2005 and 2004.

We account for minority owned subsidiaries in which we own greater than 20% of the outstanding voting shares but less than 50% and possess significant influence over their operations under the equity method, whereby we record our proportionate share of the subsidiary’s operating results. Because we own approximately 39% of the voting interests of Navigauge and 26% of the voting interests of Hughes Systique, our proportionate share of each of these companies’ operating results has been included in loss on investments in affiliates on our consolidated statements of operations. Following the conversion of our notes receivable from the MSV Joint Venture into approximately 23% of the voting interests of the MSV Joint Venture, we recognized our proportionate share of the MSV Joint Venture’s operating results, subject to certain adjustments, in equity in loss of Mobile Satellite Ventures LP on our consolidated statements of operations. Prior to the conversion of the notes receivable, we did not record our proportionate share of the MSV Joint Venture’s operating results.

As discussed below in Recently Issued Accounting Standards, we adopted FIN No. 46R on January 1, 2004. FIN No. 46R requires companies to consolidate variable interest entities (as defined below) for which we are the primary beneficiary, irrespective of the voting interest held. As HNS is a variable interest entity and we are not the primary beneficiary, we account for our interest in HNS under the equity method. For periods following the closing of the January 2006 acquisition of the remaining 50% of the Class A membership interests of HNS, our consolidated financial statements will include the financial position and operating results of HNS.

We have determined that we meet the definition of the primary beneficiary with respect to Miraxis and, therefore, have included the accounts of Miraxis in our consolidated financial statements as of and for the years ended December 31, 2005 and 2004. Prior to the adoption of FIN No. 46R, we recognized our proportionate share of Miraxis’ operating results in loss on investment in affiliates on our consolidated statements of operations.

Notes Receivable

We value our notes receivable based on the face amount, net of a valuation reserve for unrealized amounts. We review the net balance of our notes for changes to the reserve, either increases or decreases, whenever events or circumstances indicate that the carrying amount differs from its expected recovery.

As of December 31, 2003, as a result of the uncertainty with respect to the ultimate collection on the note receivable from Motient, we maintained a reserve for the entire amount of the note and unpaid interest accrued thereon. During 2004, Motient paid us approximately $23.1 million representing all outstanding principal and accrued interest due on the note. Accordingly, the reserve was adjusted resulting in the recognition of $23.1 million of income which is reflected in our consolidated statements of operations as $19.0 million in other income (expense), net and $4.1 million in interest income, net.

Revenue Recognition

Revenues are derived primarily from fees generated from (i) contracts for product development, consulting and engineering services performed by ESP, including reimbursable travel and other out-of pocket expenses and (ii) licensing the right to use certain intellectual property owned by ESP. Revenues from services performed by ESP are recognized using the percentage-of-completion method for fixed price contracts and as time is incurred for time and materials contracts, provided the collection of the resulting receivable is reasonably assured. Revenues from licensing the right to use intellectual property are recognized as the licensee manufactures products incorporating or using the licensed intellectual property. Licensees typically pay a nonrefundable license issuance fee which is recognized as revenue upon receipt.

A handling and finance charge is added to materials and equipment purchased for certain product development engagements. These charges, as well as those relating to reimbursement of other out-of-pocket expenses billed to clients, are included in revenues. The costs of these reimbursable items are included in cost of revenues.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues for the year ended December 31, 2005 decreased to $0.6 million from $2.1 million for the year ended December 31, 2004, a decrease of $1.5 million. This decrease was due to a significant decline in demand for ESP’s services in the fourth quarter of 2004. Currently, ESP is focusing exclusively on exploiting its intellectual property portfolio.

Cost of Revenues

Cost of revenues includes the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues for the year ended December 31, 2005 decreased to $0.3 million from $2.0 million for the year ended December 31, 2004, a decrease of $1.7 million. This decrease was due to the reduction in ESP’s workforce in January 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the year ended December 31, 2005 increased to $9.6 million from $9.2 million for the year ended December 31, 2004, an increase of $0.4 million. This increase relates primarily to the $2.9 million increase in professional fees related primarily to the registration of the common stock sold in the December 2004 private placement, several transactions which were not consummated, the special dividend distribution and the contemplated merger with Motient, a $0.3 million increase in non-cash compensation expense related to an option to purchase our common stock issued to a consultant in June 2004 and a $0.3 million increase in bonuses for our executive officers for services provided in connection with these transactions. Partially offsetting these increases were a $2.4 million decrease in non-cash compensation expense related to the 2002 and 2001 repricing of certain stock options and a decrease in expenses incurred by ESP of $0.6 million in the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Interest Income, Net

Interest income, net for the year ended December 31, 2005 is comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments. Interest income, net for the year ended December 31, 2004 is comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments and on our notes receivable from the MSV Joint Venture, Verestar and Motient. Interest income, net for the year ended December 31, 2005 decreased to $1.4 million from $10.5 million for the year ended December 31, 2004, a decrease of $9.1 million. This decrease relates primarily to the conversion of our notes receivable from the MSV Joint Venture in November 2004 and the collection of all amounts due under the notes receivable from Motient and Verestar in 2004.

Equity in Earnings of Hughes Network Systems, LLC

Following our April 2005 acquisition of a 50% interest in HNS, we account for our interest in HNS under the equity method in accordance with FIN 46R, as HNS is a variable interest entity as defined in FIN 46R and we are not the primary beneficiary as defined in FIN 46R. Accordingly, we record income relating to our proportionate share of HNS’ net income. For the period following the April 22, 2005 acquisition through December 31, 2005, we recorded income of approximately $24.0 million. For additional information regarding HNS, refer to the consolidated financial statements and related notes thereto of HNS included in Item 15 of this Form 10-K.

Equity in Loss of Mobile Satellite Ventures LP

In November 2004, our notes receivable from the MSV Joint Venture converted into approximately 23% of the outstanding limited partnership interests in the MSV Joint Venture. Following the conversion, we accounted for our interest in the MSV Joint Venture under the equity method. For the year ended December 31, 2005 and the period from November 12, 2004 through December 31, 2004, we recorded expense of approximately $9.5 million and $1.0 million, respectively, relating to our proportionate share of the MSV Joint Venture’s net loss. We do not expect the MSV Joint Venture to be profitable in the near future. For additional information regarding the MSV Joint Venture, refer to the consolidated financial statements and related notes thereto of the MSV Joint Venture included in Item 15 of this Form 10-K.

Loss on Investment in Affiliates

For the year ended December 31, 2005, we recorded a loss on investments in affiliates of approximately $0.6 million consisting of $1.3 million relating to the impairment of the short-term promissory notes purchased from Navigauge, $0.3 million relating to our proportionate share of Navigauge’s net loss, $0.2 million relating to the impairment of the investment in a company in which we invested in 2000 as part of our former venture investment strategy and $0.1 million relating to our proportionate share of Hughes Systique’s net loss, partially offset by a $1.3 million gain relating to the sale of our interests in two companies in which we invested in 1999 as part of our former venture investment strategy. For the year ended December 31, 2004, we recorded a loss on investments in affiliates of approximately $1.3 million relating to our proportionate share of Navigauge’s net loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

Other Income, Net

For the year ended December 31, 2005, we recorded other income, net of approximately $0.9 million relating primarily to the management fees received from HNS following the April 2005 acquisition. For the year ended December 31, 2004, we recorded other income, net of approximately $21.0 million relating primarily to one-time items, including the $19.0 million adjustment to the reserve for the note receivable from Motient, the $1.5 million settlement with Verestar’s parent company in connection with the termination of the August 2003 securities purchase agreement, and the approximately $0.4 million representing a break-up fee in connection with the termination of the March 2004 Verestar asset purchase agreement.

Minority Interest

For the year ended December 31, 2005, we recorded minority interest of approximately $1.9 million relating to the proportionate share of the net loss of the MSV Joint Venture that is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary. For the year ended December 31, 2004, we recorded minority interest of approximately $0.8 million relating primarily to the interest income earned on the convertible notes from the MSV Joint Venture that is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary.

Income Tax Benefit

Based on a private letter ruling issued by the Internal Revenue Service (“IRS”) and a closing agreement entered into by the IRS and the Company with respect to whether an “ownership change” as defined by

Section 382 of the Internal Revenue Code occurred during the period from June 5, 1999 through December 31, 2004, we believe that our loss carryforwards are not subject to limitation under Section 382 and, therefore, are available to offset future taxable income of us and our affiliates unless subject to other limitation. As the Distribution did not qualify as a tax-free spin-off, we expect to generate significant taxable income in 2006 for Federal and state income tax purposes. Accordingly, for the year ended December 31, 2005, we recognized a $50.3 million income tax benefit related to the reversal of the valuation allowance related to the loss carryforwards which are expected to be utilized to offset the Federal taxable income on the Distribution.

Gain (Loss) from Discontinued Operations

We have two operations which are classified as discontinued in accordance with SFAS No. 144: AfriHUB and Rare Medium, Inc. In December 2005, we made a decision to cease operating AfriHUB and signed a letter of intent to sell our interests in AfriHUB. At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the year ended December 31, 2005, we recognized a gain of approximately $0.1 million from discontinued operations consisting of a $1.1 million gain from the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts, partially offset by a $1.0 million loss from operations of AfriHUB. For the year ended December 31, 2004, we recognized a loss from discontinued operations of approximately $2.0 million consisting of the loss from operations of AfriHUB.

Net Income Attributable to Common Stockholders

For the years ended December 31, 2005 and 2004, we recorded net income attributable to common stockholders of approximately $49.4 million and $7.2 million, respectively. Included in net income attributable to common stockholders for the years ended December 31, 2005 and 2004 was $10.0 million and $9.9 million, respectively, of dividends and accretion related to our Series A Preferred Stock. Dividends were accrued related to amounts payable quarterly on our Series A Preferred Stock and to the accretion of the carrying amount of the Series A Preferred Stock up to its $100 per share face redemption amount over 13 years.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

Revenues for the year ended December 31, 2004 increased to $2.1 million from $0.7 million for the year ended December 31, 2003, an increase of $1.4 million. This increase was due to the acquisition of ESP on August 25, 2003, and accordingly, our inclusion of ESP’s operating results from that date. Revenues for the year ended December 31, 2004 were primarily derived from fees generated from contracts for product development, consulting and engineering services performed by ESP.

Cost of Revenues

Cost of revenues includes primarily the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues for the year ended December 31, 2004 increased to $2.1 million from $0.9 million for the year ended December 31, 2003, an increase of $1.2 million. This increase was due to the acquisition of ESP on August 25, 2003, and accordingly, our inclusion of ESP’s operating results from that date.

Selling, General and Administrative Expenses

Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the year ended December 31, 2004 increased to $9.4 million from $6.7 million for the year ended December 31, 2003, an increase of $2.7 million. This increase relates primarily to the recognition of non-cash expense in the year ended December 31, 2004 for the following items:

•	approximately $2.8 million related to the repricing of certain options in 2002 and 2001;

•	approximately $0.3 million related to an option to purchase our common stock issued to an unaffiliated consultant; and

•	approximately $0.3 million related to the issuance of an option to purchase a less than one percent ownership interest in our MSV Investors Subsidiary to an unaffiliated consultant.

For the year ended December 31, 2003, we recognized $0.1 million of non-cash expense relating to the option repricing.

Other factors contributing to the increase include the approximately $0.4 million related to incremental costs resulting from the inclusion of a full year of ESP’s operating results for the year ended December 31, 2004 as compared to only for the period following the August 25, 2003 acquisition in 2003. Partially offsetting this increase is the $0.5 million of professional fees related to the August 2003 Verestar transaction which were expensed in the year ended December 31, 2003, as well as the approximately $0.7 million charge recognized in the year ended December 31, 2003 relating to bonuses for certain executive officers for services provided during the year ended December 31, 2002 and the severance and benefits for our former Controller and former Treasurer

Interest Income, Net

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

Equity in Loss of Mobile Satellite Ventures LP

In November 2004, our notes receivable from the MSV Joint Venture converted into approximately 23% of the outstanding limited partnership interests in the MSV Joint Venture. Following the conversion, we accounted for our interest in the MSV Joint Venture under the equity method and recorded expense of approximately $1.0 million relating to our proportionate share of the MSV Joint Venture’s net loss. For additional information regarding the MSV Joint Venture, refer to the consolidated financial statements and related notes thereto of the MSV Joint Venture included in Item 15 of this Form 10-K.

Loss on Investment in Affiliates

For the year ended December 31, 2004, we recorded a loss on investments in affiliates of approximately $1.3 million relating to our proportionate share of Navigauge’s net loss. For the year ended December 31, 2003, we recorded a loss on investments in affiliates of approximately $0.4 million for our proportionate share of each of Miraxis’ and Navigauge’s respective net loss.

Other Income, Net

For the year ended December 31, 2004, we recorded other income, net of approximately $21.0 million relating primarily to one-time items, including the $19.0 million adjustment to the reserve for the note receivable from Motient, the $1.5 million settlement with Verestar’s parent company in connection with the termination of the August 2003 securities purchase agreement, and the approximately $0.4 million representing a break-up fee in connection with the termination of the March 2004 Verestar asset purchase agreement.

Minority Interest

For the years ended December 31, 2004 and 2003, we recorded minority interest of approximately $0.8 million and $1.1 million, respectively, relating primarily to the interest income earned on the convertible notes from the MSV Joint Venture which is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary.

(Loss) Gain from Discontinued Operations

We have two operations which are classified as discontinued in accordance with SFAS No. 144: AfriHUB and Rare Medium, Inc. In December 2005, we made a decision to cease operating AfriHUB and signed a letter of intent to sell our interests in AfriHUB. At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the year ended December 31, 2004, we recognized a loss from discontinued operations of approximately $2.0 million consisting of the loss from operations of AfriHUB. For the year ended December 31, 2003, we recognized a gain of approximately $1.2 million from discontinued operations consisting of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

Net Income (Loss) Attributable to Common Stockholders

For the year ended December 31, 2004, we recorded net income attributable to common stockholders of approximately $7.2 million. For the year ended December 31, 2003, we recorded a net loss attributable to common stockholders of approximately $10.4 million. Included in net income (loss) attributable to common stockholders for the years ended December 31, 2004 and 2003 was $9.9 million and $9.7 million, respectively, of dividends and accretion related to our Series A Preferred Stock. Dividends were accrued related to amounts payable quarterly on our Series A Preferred Stock and to the accretion of the carrying amount of the Series A Preferred Stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

We had approximately $28.0 million in cash, cash equivalents and short-term investments as of December 31, 2005. Pursuant to the Separation Agreement, we contributed $15.5 million of our cash, cash equivalents and short-term investments to Hughes. We expect that the remaining $12.5 million of cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements through at least the next twelve months. Upon a change of control, including in connection with a consolidation of the ownership of the MSV Joint Venture and TerreStar, the remaining balance of the $12.5 million of cash at such time, if any, will be transferred to Hughes.

Cash used in operating activities from continuing operations was approximately $5.4 million for the year ended December 31, 2005 and resulted primarily from the cash used for general corporate overhead including payroll and professional fees. Cash used by discontinued operations was approximately $1.1 million for the year ended December 31, 2005 and resulted from cash used by Rare Medium, Inc. for the settlement of vendor liabilities and legal and advisory fees and by AfriHUB for the operation of the centers which provide its services on two university campuses.

For the year ended December 31, 2005, cash used in investing activities from continuing operations, excluding purchases and sales of short-term investments, was $54.6 million and resulted primarily from the $50.0 million used to purchase 50% of the Class A membership interests of HNS in April 2005, the $3.6 million used to purchase interests in each of Hughes Systique and Navigauge and the $3.1 million deposited in a restricted cash account to collateralize the surety bond securing our license application for a satellite orbital slot. Partially offsetting these uses was the $1.9 million of cash we received from the sale of our interests in two companies in which we invested in 1999 as part of our former venture investment strategy. Other than the $100.0 million paid in January 2006 for the remaining 50% of the Class A membership interests of HNS, we do not have any future funding commitments with respect to any of our investments.

For the year ended December 31, 2005, cash used in financing activities from continuing operations was approximately $5.4 million, consisting primarily of the payment of the dividend on our Series A Preferred Stock, as described below.

Interests in MSV Joint Venture

Through our 80% owned MSV Investors Subsidiary, we are an active participant in the MSV Joint Venture. On November 26, 2001, through our MSV Investors Subsidiary, we purchased a $50.0 million interest in the MSV Joint Venture in the form of a convertible note. Immediately prior to the purchase of the convertible note, we contributed $40.0 million to the MSV Investors Subsidiary and a group of unaffiliated third parties collectively contributed $10.0 million. The note yielded interest at a rate of 10% per year, had a maturity date of November 26, 2006 and was convertible at any time at the option of our MSV Investors Subsidiary into equity interests in the MSV Joint Venture.

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

Our MSV Investors Subsidiary and the other partners of the MSV Joint Venture have agreed that the disposition by the MSV Joint Venture of all or substantially all of its assets, certain acquisitions or dispositions of a limited partner’s interest in the MSV Joint Venture, subsequent investment into the MSV Joint Venture by any person, and any merger or other business combination of the MSV Joint Venture, are subject to the control restrictions contained in the Amended and Restated Limited Partnership Agreement and the Amended and Restated Stockholders Agreement. The control restrictions include, but are not limited to, rights of first refusal, tag along rights and drag along rights. Certain of these actions cannot occur without the consent of the majority of the ownership interests of the MSV Joint Venture. In addition, our MSV Investors Subsidiary and two of the three other joint venture partner groups have entered into a voting agreement pursuant to which three of the four joint venture partner groups must consent to certain transactions involving the MSV Joint Venture or the partners or none of the parties to the voting agreement will support such actions.

For the years ended December 31, 2005, 2004 and 2003, the MSV Joint Venture had revenues of approximately $29.4 million, $29.0 million and $27.1 million, respectively, and a net loss of approximately $41.0 million, $33.5 million and $28.0 million, respectively. For additional information regarding the results of operations and financial position of the MSV Joint Venture, refer to the consolidated financial statements and related notes thereto of the MSV Joint Venture included in Item 15 of this Form 10-K. Following the conversion of our notes receivable in November 2004, we accounted for our interest in the MSV Joint Venture under the equity method. For the year ended December 31, 2005 and the period from November 12, 2004 through December 31, 2004, we recorded expense of approximately $9.5 million and $1.0 million, respectively, relating to our proportionate share of the MSV Joint Venture’s net loss.

Hughes Network System Transactions

As discussed above, on April 22, 2005, we acquired 50% of the Class A membership interests of HNS for $50.0 million in cash and 300,000 shares of our common stock. In consideration for the contribution of assets by DTV Networks, HNS paid DTV Networks $190.7 million of cash. This payment represented the $201.0 million stated in the agreement less an estimated purchase price adjustment of $10.3 million, which was subject to further adjustment depending principally upon the closing value of HNS’ working capital (as defined in the agreement). On January 3, 2006, HNS paid DTV Networks $10.0 million in final satisfaction of all purchase price adjustments.

On January 1, 2006, through Hughes, we consummated the acquisition of the remaining 50% of the Class A membership interests of HNS from DTV Networks for $100.0 million in cash. In order to fund the purchase price, Hughes borrowed $100.0 million from certain of the Apollo Stockholders. The loan bears interest at a rate of 8% per annum and has a final maturity date of January 1, 2007. The loan was repaid in March 2006 following the consummation of a rights offering conducted by Hughes.

For the years ended December 31, 2005, 2004 and 2003, HNS had revenues of approximately $806.9 million, $789.4 million and $751.1 million, respectively. For the year ended December 31, 2005, HNS had net income of approximately $24.1 million, and for the years ended December 31, 2004 and 2003, HNS had a net loss of $1,433.5 million and $157.0 million, respectively. For additional information regarding the results of operations and financial position of HNS, refer to the consolidated financial statements and related notes thereto of HNS included in Item 15 of this Form 10-K. Following the acquisition of 50% of the Class A membership interests in April 2005, we accounted for our interest in HNS under the equity method and recorded income of approximately $24.1 million relating to our proportionate share of HNS’ net income.

Motient Promissory Note

On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient’s then pending plan of reorganization, we cancelled the outstanding amounts due under the original promissory notes issued by Motient in 2001 and accepted a new note in the principal amount of $19.0 million (the “New Motient Note”) that was issued by MSV Holding, Inc., a new, wholly-owned subsidiary of Motient that owns 100% of Motient’s interests in the MSV Joint Venture. The New Motient Note was due on May 1, 2005 and yielded interest at a rate of 9% per annum. Although the New Motient Note was unsecured, there were material restrictions placed on the use of MSV Holdings Inc.’s assets, and MSV Holdings Inc. was prohibited from incurring or guarantying any debt in excess of $21.0 million (including the New Motient Note). Additionally, there were events of default (e.g., a bankruptcy filing by Motient) that would have accelerated the due date of the New Motient Note. As a result of the uncertainty with respect to the ultimate collection on the remaining amounts due on the New Motient Note, a reserve was maintained for the entire principal amount of the note and unpaid interest accrued thereon.

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

In connection with the Verestar bankruptcy, we entered into a stipulation with Verestar pursuant to which the parties agreed to, among other things, the validity and enforcement of the obligation under the senior secured note and our security interest in Verestar’s assets. On April 30, 2004, Verestar repaid the $2.5 million principal amount of the senior secured note, along with an additional approximately $0.4 million representing a break-up fee in connection with the termination of the March 2004 asset purchase agreement.

On July 9, 2004, we settled our dispute with Verestar’s parent company regarding the break-up fee in connection with the termination of the August 2003 securities purchase agreement. As consideration for the settlement, Verestar’s parent company paid us $1.5 million.

On July 29, 2004, we entered into a stipulated settlement with Verestar and its Creditor Committee pursuant to which Verestar agreed to pay us approximately $0.4 million representing certain amounts owed, including unpaid accrued interest, in connection with the senior secured note. On August 13, 2004, the Bankruptcy Court approved the stipulated settlement.

AfriHUB Transactions

In August 2005, AfriHUB’s Nigerian subsidiary borrowed approximately $0.2 million of short-term financing from a Nigerian bank under a term loan to fund the investment necessary to establish a facility on an additional university campus. The short-term borrowing, which is denominated in Nigerian Naira, is due in August 2006 and bears interest at an annual rate of 19% as of December 31, 2005. The interest rate is subject to change based on fluctuations of the bank’s money market rate. We have not guaranteed any amounts owed under the short-term borrowing.

In December 2005, we made a decision to discontinue operating AfriHUB and signed a letter of intent to sell our interests in AfriHUB for a promissory note with a principal amount of approximately $0.2 million and a maturity date one year following the execution of definitive documentation. The sale of our ownership interest in AfriHUB will not have a material impact on our financial position or results of operations.

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

Series A Preferred Stock Dividend

In accordance with the terms of our Series A Preferred Stock, the holders are entitled to receive quarterly cash dividends commencing on July 1, 2004. The quarterly payment of approximately $1.4 million, for the three months ended December 31, 2004, was declared and paid on January 13, 2005. The quarterly payment of approximately $1.4 million, for the three months ended March 31, 2005, was declared on April 18, 2005 and paid on April 22, 2005. The quarterly payment of approximately $1.4 million, for the three months ended June 30, 2005, was declared and paid on July 22, 2005. The quarterly payment of approximately $1.4 million, for the three months ended September 30, 2005, was declared and paid on November 7, 2005. The quarterly payment of approximately $1.4 million, for the three months ended December 31, 2005, was declared on January 30, 2006 and paid on February 2, 2006. The aggregate annual dividend payment will be approximately $5.6 million through the mandatory redemption on June 30, 2012 or such earlier time as the terms of the preferred stock are renegotiated.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed consolidated statements of operations presents our results of operations for the year ended December 31, 2005 assuming the Distribution occurred on January 1, 2005. The following unaudited pro forma condensed consolidated balance sheet presents our financial position assuming that the Distribution occurred on December 31, 2005.

Notwithstanding the legal form of the Distribution, Hughes will be considered the divesting entity and treated as the “accounting successor” to the Company for financial reporting purposes in accordance with EITF Issue No. 02-11, “Accounting for Reverse Spin-offs,” due to, among other things, (i) the businesses transferred to Hughes generated all of our historical consolidated revenues and constituted a majority of the book value of our assets and (ii) the businesses transferred to Hughes include our discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. The Distribution will be accounted for pursuant to Accounting Principles Board, or APB, Opinion No. 29, “Accounting for Non-monetary Transactions.” Accordingly, the Distribution will be accounted for based upon the recorded amounts of the net assets to be divested. Following the Distribution, we will report the historical results of operations (subject to certain adjustments) of the assets of which we retain ownership and control in our consolidated financial statements.

The unaudited pro forma condensed consolidated financial statements set forth below should be read in conjunction with our historical financial statements and the related notes thereto and the MSV Joint Venture’s historical financial statements and the related notes thereto, all of which are included in Item 15 of this Form 10-K. The unaudited pro forma condensed consolidated financial statements do not purport to represent what our results of operations or financial condition would actually have been had the Distribution in fact occurred as of such date or to project our results of operations for any future period or as of any future date.

SKYTERRA COMMUNICATIONS, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	For the Year December 31, 2005
	SkyTerra	Pro Forma Adjustments		SkyTerra Pro Forma
Revenues	$615	$(615	)(1)	$—
Cost of revenues	(326)	326	(1)	—

Gross margin	289	(289)		—
Selling, general and administrative expenses	(9,588)	7,603	(1)	(1,985)

Loss from operations	(9,299)	7,314		(1,985)
Interest income, net	1,436	(1,436	)(1)	—
Equity in earnings of Hughes Network Systems, LLC	24,054	(24,054	)(1)	—
Equity in loss of Mobile Satellite Ventures LP	(9,469)	—		(9,469)
Loss on investments in affiliates	(638)	638	(1)	—
Other income, net	877	(877	)(1)	—
Minority interest	1,925	—		1,925

Income from continuing operations before taxes	8,886	(18,415)		(9,529)
Income tax benefit	50,334	(46,773	)(2)	3,561

Income from continuing operations	59,220	(65,188)		(5,968)
Cumulative dividends and accretion of Series A Preferred Stock to liquidation value	(9,969)	—		(9,969)

Income from continuing operations attributable to common stockholders	$49,251	$(65,188)		$(15,937)

Basic earnings from continuing operations per common share	$2.79			$(0.90)

Basic weighted average common shares outstanding	17,614,474			17,614,474

Diluted earnings from continuing operations per common share	$2.66			$(0.90)

Diluted weighted average common shares outstanding	18,488,021			17,614,474

(1)	In accordance with EITF 02-11, “Accounting for Reverse Spin-offs,” Hughes will be considered the divesting entity and treated as the “accounting successor” to us for financial reporting purposes. The adjustment reflects the elimination of our historical income and expenses, other than approximately $1.2 million of selling, general and administrative expenses related to our interest in the MSV Joint Venture and TerreStar and an allocation of approximately $0.8 million of corporate overhead expenses. The allocation of corporate overhead expenses, which includes costs for functions such as executive management, accounting, legal, human resources, information systems and insurance, is based on an estimate of time spent by our employees performing services related to the MSV Investors Subsidiary, including issues related to the MSV Joint Venture and TerreStar.
(2)	Adjustment reflects the income tax benefit which would be received by us on a separate return basis using an estimated effective income tax rate of 38%.

SKYTERRA COMMUNICATIONS, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31, 2005
	SkyTerra	Pro Forma Adjustments (1)	SkyTerra Pro Forma
Assets
Current assets:
Cash and cash equivalents	$21,964	$(12,461)	$9,503
Short-term investments	6,000	(3,000)	3,000
Restricted cash	2,295	(2,295)	—
Deferred income taxes	23,378	(23,378)	—
Prepaid expenses and other current assets	1,082	(1,082)	—
Assets held for sale	279	(279)	—

Total current assets	55,187	(42,495)	12,503
Investment in Hughes Network Systems, LLC	75,282	(75,282)	—
Investment in Mobile Satellite Ventures LP	42,761	—	42,761
Investments in affiliates	4,362	(4,362)	—
Deferred income taxes	26,956	(26,956)	—
Restricted cash	765	(765)	—
Other assets	24	(24)	—
Assets held for sale	189	(189)	—

Total assets	$205,337	$(150,073)	$55,264

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,380	$(2,359)	$21
Accrued liabilities	2,473	(2,473)	—
Liabilities held for sale	525	(525)	—

Total current liabilities	5,378	(5,357)	21

Minority interest	8,474	—	8,474

Series A Redeemable Convertible Preferred Stock, net of unamortized discount of $28,194	93,100	—	93,100

Stockholders’ equity:
Stockholders’ equity	102,491	(148,716)	(46,225)
Accumulated other comprehensive loss	(4,106)	4,000	(106)

Total stockholders’ equity	98,385	(144,716)	(46,331)

Total liabilities and stockholders’ equity	$205,337	$(150,073)	$55,264

(1)	Adjustment reflects the elimination of the net assets which were distributed to Hughes in the Distribution. Following the Distribution, we retained our interest in each of the MSV Joint Venture and TerreStar, $12.5 million of cash and the obligations pursuant to its Series A Preferred Stock. Pursuant to the Separation Agreement by and between us and Hughes, upon a change in control, the remaining balance of the $12.5 million of cash on the date of such change in control, if any, will be transferred to Hughes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements. All subsidiaries in which we have a controlling financial interest are included in the consolidated financial statements, and we do not have any relationships with any special purpose entities.

Contractual Obligations

As of December 31, 2005, we and our consolidated subsidiaries were contractually obligated to make the following payments to unrelated parties (in thousands):

		Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$77	$77	$—	$—	$—

Total	$77	$77	$—	$—	$—

Delisting from the Nasdaq National Market

As a result of the delisting by the Nasdaq on December 20, 2002, the shares of our common stock have traded in interdealer and over-the-counter transactions and price quotations have been available in the “pink sheets.” Since January 30, 2003, price quotations also have been available on the OTC Bulletin Board. Delisting from the Nasdaq National Market resulted in a reduction in the liquidity of our common stock. This lack of liquidity will likely also make it more difficult for us to raise additional capital, if necessary, through equity financings. In addition, the delisting of our common stock from the Nasdaq National Market resulted in an event of non-compliance under the provisions of our preferred stock. As we have been unable to obtain a waiver of this event of non-compliance, the Apollo Stockholders are entitled to elect a majority of the members of our board of directors.

Supplementary Unaudited Quarterly Financial Information

	2004				2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousand, except per share data)
Revenue	$817	$543	$418	$339	$135	$112	$196	$172
Gross margin	69	(45)	20	37	(2)	17	149	125
Net income (loss)	36	23,301	(1,033)	(5,138)	(7,175)	3,273	5,558	57,669
Net (loss) income attributable to common stockholders	(2,425)	20,828	(3,525)	(7,630)	(9,668)	781	3,066	55,177
Basic (loss) income per share	(0.16)	1.38	(0.23)	(0.50)	(0.56)	0.04	0.17	3.12
Diluted (loss) income per share	(0.16)	1.33	(0.23)	(0.50)	(0.56)	0.04	0.16	2.81

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective for us on January 1, 2006 and provides entities two transition methods. We have elected to use the modified prospective method and therefore will not restate our prior period results. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. As we currently account for share-

based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS No. 123R will have an impact on our results of operations. The unrecognized compensation expense associated with unvested stock options was approximately $1.5 million as of January 1, 2006. Of this amount, we expect to record approximately $1.0 million of compensation expense during the year ended December 31, 2006. Additional compensation expense will be impacted by various factors, including the number of awards granted and their related fair value at the date of grant.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effective of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position or results of operations.

In November 2005, the FASB issued Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments.” FSP 115-1 is effective for us on January 1, 2006 and is not expected to have a material impact on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2005, we had $28.0 million of cash, cash equivalents and short-term cash investments. These cash, cash equivalents and short-term cash investments are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2005. Based on such evaluation, our chief executive officer and principal accounting officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

SkyTerra Communications, Inc.

New York, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SkyTerra Communications, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 29, 2006 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Baltimore, Maryland

March 29, 2006

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth information concerning the Company’s directors and executive officers as of March 27, 2006:

Name	Age	Position
Jeffrey A. Leddy	50	Chief Executive Officer and President
Robert C. Lewis	40	Senior Vice President, General Counsel and Secretary
Craig J. Kaufmann	30	Controller and Treasurer
Jeffrey M. Killeen (1)(2)	52	Director
William F. Stasior (1)	65	Director
Andrew D. Africk (1)(2)	39	Director
Aaron J. Stone	33	Director
Michael D. Weiner	53	Director

(1)	Member of the Audit Committee of the Board of Directors.
(2)	Member of the Compensation Committee of the Board of Directors.

Executives

Jeffrey A. Leddy – Chief Executive Officer and President. Mr. Leddy has been the Company’s Chief Executive Officer and President since April 2003, having served as its President and Chief Operating Officer since October 2002 and its Senior Vice President of Operations since June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies, most recently as a Vice President. Mr. Leddy also currently serves on the Board of Directors of Hughes Communications, Inc., Mobile Satellite Ventures GP Inc. and Hughes Systique Corporation.

Robert C. Lewis – Senior Vice President, General Counsel and Secretary. Mr. Lewis has been the Company’s Vice President and General Counsel since May 1998 and Secretary of the Company since August 1998. Mr. Lewis was appointed the Company’s Senior Vice President on July 26, 2000. Prior to joining the Company, Mr. Lewis was an associate at the law firm of Fried, Frank, Harris, Shriver & Jacobson from October 1992.

Craig J. Kaufmann – Controller and Treasurer. Mr. Kaufmann has been the Company’s Controller and Treasurer since April 2003, having served as its Director of Financial Reporting since November 2000. Prior to joining the Company, Mr. Kaufmann was the Financial Reporting Manager of Kozmo.com since March 2000 and an associate at PricewaterhouseCoopers from August 1998 to March 2000.

Directors

Jeffrey M. Killeen – Director. Mr. Killeen has been a director of the Company since October 1998. Since January 1, 2002, Mr. Killeen has been Chairman and Chief Executive Officer of Globalspec, Inc., an information services company. Mr. Killeen was the Chief Executive Officer of Forbes.com from August 1999 to March 2001. Prior to that, from January 1998 to March 1999, Mr. Killeen was the Chief Operating Officer of barnesandnoble.com. Before joining barnesandnoble.com, Mr. Killeen served as President and Chief Executive Officer of Pacific Bell Interactive Media from August 1994 to January 1998.

William F. Stasior – Director. Mr. Stasior joined the Board of Directors in April 2000. Mr. Stasior was the Chairman and Chief Executive Officer of Booz Allen & Hamilton Inc., a management and technology consulting firm, from 1991 to 1999. Since October 1999, Mr. Stasior has been the Senior Chairman of Booz Allen. Mr. Stasior also serves on the Board of Directors of OPNET Technologies, Inc., a software company that specializes in enhancing network performance for enterprises and service providers, and Vanu, Inc., a leading developer of software-defined radio technology.

Andrew D. Africk – Director. Mr. Africk has been a director of the Company since June 1999. Mr. Africk is a partner of Apollo Advisors, L.P. Mr. Africk is also a director of Hughes Communications, Inc., Intelsat Holdings, Ltd., Superior Essex, Inc., Mobile Satellite Ventures GP Inc., TerreStar Networks, Inc. and several private venture companies.

Aaron J. Stone – Director. Mr. Stone has been a director since June 2005. Mr. Stone is a partner of Apollo Advisors, L.P. where he has worked since 1997. Mr. Stone also serves on the Board of Directors of Hughes Communications, Inc., AMC Entertainment Inc., Educate Inc. and Intelsat Holdings, Ltd. Prior to Apollo, Mr. Stone worked for Smith Barney Inc. in its Mergers & Acquisitions group.

Michael D. Weiner – Director. Mr. Weiner has been a director since June 2005. Mr. Weiner joined Apollo Advisors, L.P. and Apollo Real Estate Advisors in 1992 and has served as general counsel of the Apollo organization since that time. Prior to joining Apollo, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius specializing in securities law, public and private financings, and corporate and commercial transactions. Mr. Weiner serves on the Board of Directors of Hughes Communications, Inc. and Quality Distribution.

Audit Committee

The Company’s Audit Committee is currently composed of two outside directors, Mr. Killeen and Mr. Stasior, both of whom are independent under Rule 4200(a)(15) of the National Association of Securities Dealers’ (“NASD”) listing standards, and Mr. Africk. The Board of Directors has determined that Mr. Africk is an “audit committee financial expert” within the applicable definition of the SEC.

Code of Ethics

The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.skyterracom.com. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, the Company believes that during the year ended December 31, 2005 its officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements, with the exception of the late filing of a Statement of Changes in Beneficial Ownership of Securities on Form 4 for each of Messrs. Lewis, Kaufmann and Leddy in connection with option grants at fair market value in late January 2005 that were filed in February 2005, and the late filing of a Statement of Changes in Beneficial Ownership of Securities on Form 4 for each of Messrs. Africk, Killeen, Stasior, Stone and Weiner in connection with option grants at fair market value in June 2005 that were filed in early July 2005.

Item 11.	Executive Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the three years ended December 31, 2005, the compensation for services in all capacities earned by the Company’s Chief Executive Officer and its next most highly compensated executive officers.

Name and Principal Position	Year	Salary	Bonus (1)	Other Annual Compensation	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation (2)
Jeffrey A. Leddy	2005	$310,000	$350,000	$—	30,000	$—	$10,000
Chief Executive Officer and	2004	309,180	300,000	—	70,000	—	9,000
President	2003	232,950	168,750	—	100,000	—	–

Robert C. Lewis	2005	205,000	200,000	—	10,000	—	9,159
Senior Vice President, General	2004	203,846	100,000	—	20,000	—	8,823
Counsel and Secretary	2003	187,615	90,000	—	40,000	—	3,304

Craig J. Kaufmann	2005	120,000	150,000	—	10,000	—	5,105
Controller and Treasurer	2004	118,269	50,000	—	25,000	—	4,677
	2003	94,490	37,500	—	15,000	—	1,465

(1)	Bonuses for services provided in the year ended December 31, 2003 were granted in January 2004 and are reflected in 2003. Bonuses for services provided in the year ended December 31, 2004 were granted in February 2005 and are reflected in 2004. Bonuses for services provided in the year ended December 31, 2005 were granted in January 2006 and are reflected in 2005.
(2)	Represents employer matching contributions to retirement accounts.

Option / SAR Grants in the Last Year

The following table sets forth information concerning grants of stock options to purchase common stock during the year ended December 31, 2005 to the named executive officers.

	Number of Securities Underlying Options/SARs Granted		Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term
Name						5%	10%
Jeffrey A. Leddy	30,000	(1)	37.5%	$32.80	1/28/15	$618,832	$1,568,243
Robert C. Lewis	10,000	(1)	12.5%	$32.80	1/28/15	$206,277	$522,748
Craig J. Kaufmann	10,000	(1)	12.5%	$32.80	1/28/15	$206,277	$522,748

(1)	These options were granted on January 28, 2005 at an exercise price of $32.80, the per share fair market value of the common stock at that time. The options have a term of ten years. These options are exercisable cumulatively in three equal annual installments, beginning on January 28, 2006.

Aggregated Option/SAR Exercises in the Last Year and Year-End Option/SAR Values

The following table sets forth information concerning the exercise of options to purchase shares of common stock by the named executive officers during the year ended December 31, 2005, as well as the number and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 2005.

Name	Number of Securities Underlying Options/SARs Acquired on Exercise (#)	Value Realized (1)	Number of Securities Underlying Options/SARs at Fiscal Y/E (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Y/E ($) Exercisable/ Unexercisable
Jeffrey A. Leddy	—	—	190,001/109,999	7,047,953/3,092,797
Robert C. Lewis	—	—	63,334/36,666	2,306,951/1,033,009
Craig J. Kaufmann	—	—	13,334/31,666	487,141/842,009

Employment Contracts and Change in Control Arrangements

The Company has an employment agreement with Mr. Lewis. Under this agreement, if, either (i) after 90 days following a change in control, Mr. Lewis terminates his employment or (ii) Mr. Lewis is terminated for other than “cause” as such term is defined in his agreement, then Mr. Lewis is entitled to receive severance compensation and benefits in a lump sum payment consisting of one year of his then current salary and the right to exercise all vested stock options and unvested stock options through the option expiration date for such options.

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

The following table and notes thereto set forth certain information, as of March 27, 2006 (except as noted otherwise), regarding beneficial ownership of the shares of voting common stock of the Company by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of such common stock, (ii) each of the Company’s named executive officers under the Summary Compensation Table under the heading “Executive Compensation,” (iii) each director and nominee for director, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares indicated as owned by them.

Name and Address	Position	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Class
Jeffrey A. Leddy	Chief Executive Officer and President	256,667	2.8	%(2)
Robert C. Lewis	Senior Vice President, General Counsel and Secretary	96,166	1.1	%(3)
Craig J. Kaufmann	Controller and Treasurer	37,300		*(4)
Jeffrey M. Killeen	Director	37,500		*(5)
William F. Stasior	Director	45,000		*(5)
Andrew D. Africk c/o SkyTerra Communications, Inc. 19 West 44th Street, Suite 507 New York, New York 10036	Director	5,141,572	41.9	%(6)
Aaron J. Stone c/o SkyTerra Communications, Inc. 19 West 44th Street, Suite 507 New York, New York 10036	Director	5,099,072	41.7	%(7)
Michael D. Weiner c/o SkyTerra Communications, Inc. 19 West 44th Street, Suite 507 New York, New York 10036	Director	5,099,072	41.7	%(8)
Apollo Investment Fund IV, L.P. Two Manhattanville Road Purchase, New York 10577		5,099,072	41.7	%(9)
Harbinger Capital Partners Master Fund, Ltd c/o International Fund Services Third Floor Bishop Square Redmonds Hill Dublin Ireland L2		2,117,800	23.9	%(10)
OZ Management, LLC 9 West 57th Street, 39th Floor New York, NY 10019		687,750	7.7	%(11)
All executive officers, directors and nominees as a group (8 persons)		5,614,205	44.1	%(12)

*	Represents beneficial ownership of less than 1%.
(1)	Beneficial ownership has been determined pursuant to Rule 13d-3 under the Exchange Act, and therefore excludes 8,990,212 shares of non-voting common stock held by the Apollo Stockholders.
(2)

Represents options to purchase shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control and upon termination of employment with the Company.

(3)	Includes 9,500 shares of common stock and options to purchase an additional 86,666 shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control of the Company and upon certain other conditions.
(4)	Includes 7,300 shares of common stock and options to purchase an additional 30,000 shares of common stock that are currently exercisable.
(5)	Represents options to purchase shares of common stock that are currently exercisable.
(6)	Includes an aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer and (iii) 3,353,697 shares of common stock issuable to Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Excludes an aggregate of 8,990,212 shares of non-voting common stock held by the Apollo Stockholders which were acquired pursuant to the rights offering. Mr. Africk is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Africk disclaims beneficial ownership of such shares. Includes options to purchase 42,500 shares of common stock held by Mr. Africk that are currently exercisable, but does not include options that become exercisable upon a change of control.
(7)	Includes an aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer and (iii) 3,353,697 shares of common stock issuable to Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Excludes an aggregate of 8,990,212 shares of non-voting common stock held by the Apollo Stockholders which were acquired pursuant to the rights offering. Mr. Stone is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Stone disclaims beneficial ownership of such shares.
(8)	Includes an aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer and (iii) 3,353,697 shares of common stock issuable to Apollo Stockholders upon conversion of the Series A Preferred Stock and exercise of the Series 1-A warrants and the Series 2-A warrants owned by them. Excludes an aggregate of 8,990,212 shares of non-voting common stock held by the Apollo Stockholders which were acquired pursuant to the rights offering. Mr. Weiner is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Weiner disclaims beneficial ownership of such shares.
(9)	Represents the aggregate of (i) 1,270,948 shares of common stock acquired through the exercise of Series 1-A warrants, (ii) 474,427 shares of common stock acquired in a tender offer and (iii) 3,353,697 shares of common stock issuable upon conversion of the aggregate of 1,199,007 shares of our Series A Preferred Stock and the exercise of an aggregate of 234,633 Series 1-A warrants and 9,810,033 Series 2-A warrants held by the Apollo Stockholders. Assuming conversion of all the Series A Preferred Stock and the exercise of all the Series 1-A warrants and Series 2-A warrants held by the Apollo Stockholders, such 5,099,072 shares of common stock would consist of 3,541,765 shares of common stock beneficially owned by Apollo Investment Fund IV, L.P., 189,929 shares of common stock beneficially owned by Apollo Overseas Partners IV, L.P., 892,951 shares of common stock beneficially owned by AIF IV/RRRR LLC and 474,427 shares of common stock owned by AP/RM Acquisition, LLC. The holders of our Series A Preferred Stock are only entitled to an aggregate of 975,000 votes with respect to the Series A Preferred Stock, or 0.813 votes per share of Series A Preferred Stock. Excluded from the table are 8,990,212 shares of non-voting common stock of which 7,999,359 shares are held by Apollo Investment Fund IV, L.P., 391,644 shares are held by Apollo Overseas Partners IV, L.P. and 599,209 shares are held by ST/RRRR LLC. Messrs. Africk, Stone and Weiner, members of our Board of Directors and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of the shares held by the Apollo Stockholders.
(10)

Based on the Form 4 filed on March 16, 2006 by Harbinger Capital Partners Master Fund I, Ltd. (formerly known as Harbert Distressed Investment Master Fund, Ltd.). Harbinger Capital Partners Master Fund I, Ltd. may be deemed to share beneficial ownership of and voting power with respect to 2,052,495 shares of our common stock with Harbinger Capital Partners Offshore Manager LLC, HMC Investors LLC, Philip

Falcone, Raymond J. Harbert and Michael D. Luce. Alpha US Sub Fund VI, LLC may be deemed to share beneficial ownership of and voting power with respect to 65,305 shares of our common stock with HMC Investors LLC, Philip Falcone, Raymond J. Harbert and Michael D. Luce. Such persons disclaim beneficial ownership in the shares except to the extent of their pecuniary interest therein.

(11)	Based on the Schedule 13G filed on March 6, 2006 by OZ Management, LLC. OZ Management, LLC serves as principal investment manager to a number of investment funds and discretionary accounts with respect to which it has voting and dispositive authority over 687,750 shares of the Company’s common stock, including an account for OZ Master Fund, Ltd., which holds 646,150 of the reported shares. Mr. Daniel S. Och is the Senior Managing Member of OZ Management, LLC and is the Director of OZ Master Fund, Ltd. and, as such, may be deemed to control such entities and therefore may be deemed to be the beneficial owner of the reported shares. OZ Management, LLC, Mr. Och and Oz Master Fund, Ltd. disclaim beneficial ownership of such shares.
(12)	Messrs. Africk, Stone and Weiner, members of the Board of Directors and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of shares held by the Apollo Stockholders. See footnote numbers 5, 6 and 7 above. Includes options to purchase an aggregate of 445,832 shares of common stock that are currently exercisable, but does not include options that become exercisable upon a change of control.

Securities Authorized for Issuance under Equity Compensation Plans and Individual Arrangements

The following table and notes thereto set forth, as of December 31, 2005, information with respect to shares of the Company’s common stock which may be issued under existing equity compensation plans and individual arrangements.

Plan Category	Number of Shares of Common Stock To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders	1,070,726	$11.65	841,054
Equity compensation plans and individual arrangements not approved by stockholders (1)	131,367	18.63	—

Total	1,202,093	$12.41	841,054

(1)	Includes a warrant to purchase 110,000 shares of common stock issued to the placement agent in connection with the December 2004 private placement, options to purchase 4,700 shares of common stock issued to a former consultant in settlement of various disputes and an option to purchase 16,667 shares of common stock issued to a former director for services provided.

Item 13.	Certain Relationships and Related Transactions.

Hughes Systique

On October 12, 2005, through Hughes, the Company acquired Series A Preferred Shares from Hughes Systique for $3.0 million, representing an ownership of approximately 26% on an undiluted basis. The founders of Hughes Systique include the Chief Executive Officer and President of Hughes, as well as certain current and former employees of HNS, including the Chief Executive Officer and President’s brother. The Chief Executive Officer and President of Hughes and his brother own an aggregate of approximately 21% of Hughes Systique on an undiluted basis.

Separation Agreement

On December 30, 2005, in preparation for the Distribution, the Company and Hughes entered into a Separation Agreement pursuant to which the Company contributed to Hughes, effective December 31, 2005, all of its assets, liabilities and operations other than those associated with the MSV Joint Venture and TerreStar, $12.5 million of cash, cash equivalents and short-term investments and the obligations pursuant to the Series A Preferred Stock. Upon a change of control of the Company, the remaining balance of the $12.5 million of cash at such time, if any, will be transferred to Hughes. The Separation Agreement also provides that Hughes is responsible for paying all fees, costs and expenses directly related to the Distribution, except to the extent such fees have already been paid by the Company. In addition, the Separation Agreement provides for certain indemnifications, tax sharing, consulting services and access to facilities.

Indemnification. The Separation Agreement provides that Hughes will indemnify the Company against losses based on, arising out of or resulting from (i) the ownership or the operation of the assets or properties transferred to Hughes under the Separation Agreement, and the operation or conduct of the business of, including contracts entered into and any activities engaged in by, Hughes, whether in the past or future; (ii) any other activities Hughes engages in; (iii) any guaranty, keepwell, of or by the Company provided to any parties with respect to any of Hughes’s actual or contingent obligations and (iv) certain other matters described in the Separation Agreement. The Separation Agreement provides that the Company will indemnify Hughes against losses based on, arising out of or resulting from the ownership or operation of the assets or properties of the MSV Joint Venture or TerreStar, or the operation or conduct of their businesses, including the contracts entered into by them, and certain other matters described in the Separation Agreement.

Tax sharing agreement. The tax sharing agreement governs the allocation between Hughes and the Company of tax liabilities and related tax matters, such as the preparation and filing of tax returns and tax contests, for all taxable periods. Hughes will generally be responsible for, and indemnify the Company and its subsidiaries against, all tax liabilities imposed on or attributable to (i) Hughes and any of its subsidiaries relating to all taxable periods and (ii) the Company and any of its subsidiaries for all taxable periods or portions thereof ending on or prior to a change of control of the Company, in each case, after taking into account any tax attributes of the Company or any of its subsidiaries that are available to offset such tax liabilities. Notwithstanding the foregoing, Hughes is not responsible for any taxes relating to the MSV Joint Venture, TerreStar or a change of control of the Company. Additionally, under the tax sharing agreement, the Company is responsible for, and indemnifies Hughes and its subsidiaries against, all tax liabilities imposed on or attributable to the MSV Joint Venture and TerreStar relating to all taxable periods, the Company and any of its subsidiaries relating to all taxable periods or portions thereof beginning and ending after a change of control, and any change of control of the Company.

Consulting services. The Company will provide Hughes with the consulting services of its officers, not to exceed an aggregate of 200 hours per month, for a monthly fee of $25,000. Such services may be terminated by either party at any time with or without cause by providing ten business days notice to the non-terminating party.

Access to facilities. The Company will provide Hughes with use of its facilities, including information technology and communications equipment and services at such premises, until the earlier of a change of control of the Company or such other time that the parties mutually agree. In exchange, Hughes will pay the Company $7,500 per month.

Investment in Miraxis

In May 2002, the Company acquired Series B Preferred Shares and a warrant from Miraxis for approximately $0.4 million, representing an ownership of approximately 30%. Miraxis is a development stage, privately held telecommunications company that has access to a Ka-band license with which is striving to provide satellite based multi-channel, broadband data and video services in North America. The Company entered into a management support agreement with Miraxis under which the Company’s current Chief Executive

Officer and President provided certain services to Miraxis through February 2003 in exchange for additional Series B Preferred Shares and warrants being issued to the Company. In addition, in December 2002, the Company acquired Series C Preferred Shares and warrants from Miraxis for approximately $0.1 million.

In February 2003, the Company entered into a consulting agreement with Miraxis pursuant to which Miraxis personnel provided services to the Company through May 2003. In addition, Miraxis extended the management support agreement whereby the Company’s current Chief Executive Officer and President continued to provide certain services to Miraxis through May 2003. In connection with these agreements, the Company paid Miraxis approximately $40,000 but also received additional Series C Preferred Shares and warrants.

In April 2003, the Company acquired additional Series C Preferred Shares and warrants for approximately $40,000. Between June 2003 and September 2003, the Company purchased promissory notes from Miraxis with an aggregate principal amount of approximately $0.1 million. In November 2003, the promissory notes were converted to Series D Preferred Shares. From January 2004 through July 2005, the Company purchased additional promissory notes with an aggregate principal balance of approximately $0.1 million. In September 2005, the board of managers of Miraxis approved the dissolution of the company. The dissolution of Miraxis will not have a material impact on the Company’s financial position or results of operations. Currently, the Company holds approximately 40% of the ownership interests of Miraxis. The Company’s Chief Executive Officer and President currently holds an approximate 1% interest in Miraxis.

Miraxis License Holdings, LLC (“MLH”) and a subsidiary, entities unaffiliated with Miraxis, other than as described herein, hold the rights to certain orbital slots, one of which Miraxis had the ability to use so long as it implemented its business plan. Miraxis issued 10% of its outstanding common equity on a fully diluted basis to MLH as partial consideration for access to that slot. In addition, Miraxis was required to pay certain royalties to MLH for use of the slot if it ever launched satellites. Miraxis ceased operations during the year ended December 31, 2005 and, accordingly, the arrangement with MLH terminated. Prior to becoming affiliated with the Company, its current Chief Executive Officer and President acquired a 2% interest in MLH. In addition, prior to the Company acquiring an interest in Miraxis, an affiliate of the Company’s preferred stockholders acquired an approximate 70% interest in MLH.

Employment Agreements

For a description of the employment agreements between the Company and certain of its executive officers, please see the descriptions above in Item 11. Executive Compensation under the heading “Employment Contracts and Change in Control Arrangements.”

Other

Certain of the Company’s directors and officers serve on the board of directors of affiliates, including the MSV Joint Venture and TerreStar. Such directors and officers have received stock-based compensation from such affiliates for their service. The amount of stock-based compensation received by the Company’s directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ board of directors.

Item 14.	Principal Accounting Fees and Services

Aggregate fees for professional services rendered to the Company by Deloitte & Touche LLP (“Deloitte”) for work performed during the year ended December 31, 2005 and KPMG LLP (“KPMG”) for work performed during the year ended December 31, 2004 are summarized in the table below. The Company engaged Deloitte to replace KPMG as its independent registered public accounting firm effective April 18, 2005.

	2005	2004
Audit fees (1)	$806,700	382,507
Audit related fees (2)	—	50,325
Tax fees (3)	—	220,225
All other fees	—	—

	$806,700	$653,057

(1)	Audit fees consisted of fees billed or expected to be billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Form 10-K, the reviews of the Company’s consolidated financial statements included in the Company’s Form 10-Q, services related to Sarbanes-Oxley Act compliance or any other services rendered to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions. During 2005, Deloitte performed an audit of the Company’s consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004. The approximately $0.4 million of fees paid for such audit is reflected in 2005.
(2)	Audit related fees consisted of fees billed for assurance and related services that are reasonably related to the performance of an audit or review of the Company’s consolidated financial statements, including assistance with acquisitions and other accounting and auditing consultation services.
(3)	Tax fees consisted of fees paid for assistance related to tax compliance and consulting services. The Audit Committee did not believe the provision of these tax services was incompatible with maintaining KPMG’s independence.

Pursuant to a pre-approval policy, the Audit Committee approved all audit services and the payment of audit and audit related fees during the years ended December 31, 2005 and 2004. In addition, the Audit Committee approved all of the tax fees paid to KPMG during the year ended December 31, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following is a list of certain documents filed as a part of this report:

(1)	Financial Statements of the Registrant.

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of December 31, 2005 and 2004.

(iii)	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

(v)	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003.

(vi)	Notes to Consolidated Financial Statements.

(vii)	Schedule II – Valuation and Qualifying Accounts

All other schedules specified in Item 8 or Item 15(d) of Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

(b)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number		Description

3.1.1	–	Restated Certificate of Incorporation of the Company, was filed as Exhibit 3.1.1 to the Company’s Form 10-K for the year ended December 31, 2003 and is hereby incorporated herein by reference.

3.1.2	–	Certificate of Amendment, dated July 17, 2002, to the Restated Certificate of Incorporation of the Company, was filed as Exhibit 3.1.2 to the Company’s Form 10-K for the year ended December 31, 2003 and is hereby incorporated herein by reference.

3.1.3	–	Certificate of Ownership and Merger, dated September 23, 2003, merging SkyTerra Communications, Inc. into Rare Medium Group, Inc., was filed as Exhibit 3.1.1 to the Company’s Form 10-K for the year ended December 31, 2003 and is hereby incorporated herein by reference.

3.2	–	Amended and Restated By-Laws of the Company, was filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1999 and is hereby incorporated herein by reference.

10.1	–	The Company’s Nonqualified Stock Option Plan as amended and restated, which was filed as Exhibit C to the Company’s Definitive Proxy Statement dated November 18, 1994, for Stockholders Meeting held December 15, 1994, and is hereby incorporated herein by reference.

10.2	–	Amended and Restated Securities Purchase Agreement, dated as of June 4, 1999, among the Company, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and AIF/RRRR LLC, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.3	–	Form of Series 1-A Warrant of the Company, which was filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.4	–	Form of Series 2-A Warrant of the Company, which was filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.5	–	The Company’s Amended and Restated 1998 Long-Term Incentive Plan, which was filed as Exhibit 4(d) to the Company’s Form S-8 filed on November 3, 2000 and is hereby incorporated herein by reference.

10.6	–	Amended and Restated Investment Agreement, dated as of October 12, 2001, by and among Motient Corporation, Mobile Satellite Ventures LLC, TMI Communications and Company, Limited Partnership, MSV Investors, LLC and the other investors named therein, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

10.7	–	Amended and Restated Limited Partnership Agreement, dated as of November 12, 2004, by and among MSV Investors, LLC, Mobile Satellite Ventures LP, et al. which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2004 and is hereby incorporated herein by reference.

10.8	–	Amended and Restated Stockholders Agreement, dated as of November 12, 2004, by and among MSV Investors, LLC, Mobile Satellite Ventures LP, et al. which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 18, 2004 and is hereby incorporated herein by reference.

Exhibit Number		Description

10.9	–	Second Amended and Restated Parent Transfer/Drag Along Agreement by and among the Company, et al. which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 18, 2004 and is hereby incorporated herein by reference.

10.10	–	Voting Agreement, dated November 12, 2004, by and among MSV Investors, LLC, et al. which was filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2004 and is hereby incorporated herein by reference.

10.11	–	Note Exchange and Conversion Agreement, dated as of November 12, 2004, by and among MSV Investors, LLC, Mobile Satellite Ventures LP, et al. which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 18, 2004 and is hereby incorporated herein by reference.

10.12	–	Amendment to Employment Agreement, dated as of February 15, 2001, between the Company and Robert C. Lewis, which was filed as exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2001 and is hereby incorporated herein by reference.

10.13	–	Investment Agreement, dated as of April 2, 2002, between the Company and the Apollo Stockholders, which was filed as Exhibit 99.2 to the Company’s Current Report filed on Form 8-K, filed on April 4, 2002, and is hereby incorporated herein by reference.

10.14	–	Stipulation of Settlement in the matter In Re Rare Medium Group, Inc. Shareholders Litigation, Consolidated C.A. No. 18879 NC, which was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on April 4, 2002, and is hereby incorporated herein by reference.

10.15	–	Amended and Restated Limited Liability Company Agreement, dated as of April 22, 2005, by and between Hughes Network Systems, Inc. and the Company, which was filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K for dated April 26, 2005 and is hereby incorporated herein by reference.

10.16	–	Registration Rights Agreement, dated as of April 22, 2005, by and between the Company and Hughes Network Systems, Inc., which was filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K for dated April 26, 2005 and is hereby incorporated herein by reference.

10.17	–	Investor Rights Agreement, dated as of April 22, 2005, by and among Hughes Network Systems, LLC, Hughes Network Systems, Inc. and the Company, which was filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K for dated April 26, 2005 and is hereby incorporated herein by reference.

10.18	–	First Lien Credit Agreement, dated as of April 22, 2005, among Hughes Network Systems, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, which was filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K for dated April 26, 2005 and is hereby incorporated herein by reference.

10.19	–	Second Lien Credit Agreement, dated as of April 22, 2005 among Hughes Network Systems, LLC, as borrower, the lenders parties thereto, Bear Stearns Corporate Lending, Inc., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint book managers , which was filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K for dated April 26, 2005 and is hereby incorporated herein by reference.

Exhibit Number		Description

10.20	–	First Lien Parent Pledge Agreement, dated as of April 22, 2005, made by the Company and Hughes Network Systems, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent for the lenders parties to the Credit Agreement, dated as of April 22, 2005, among Hughes Network Systems, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, which was filed as Exhibit 99.8 to the Company’s Current Report on Form 8-K for dated April 26, 2005 and is hereby incorporated herein by reference.

10.21	–	Second Lien Parent Pledge Agreement, dated as of April 22, 2005, made by the Company and Hughes Network Systems, Inc. in favor of Bear Stearns Corporate Lending Inc., as administrative agent, for the lenders parties to the Second Lien Credit Agreement, dated as of April 22, 2005 among Hughes Network Systems, LLC, as borrower, the lenders parties thereto, Bear Stearns Corporate Lending, Inc., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint book managers, which was filed as Exhibit 99.9 to the Company’s Current Report on Form 8-K dated April 26, 2005 and is hereby incorporated herein by reference.

10.22	–	Stockholders Agreement, dated as of May 11, 2005, by and among TerreStar Networks, Inc., MSV Investors, LLC, et al., which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2005 and is hereby incorporated herein by reference.

10.23	–	Parent Transfer/Drag Along Agreement, dated as of May 11, 2005, by and among TerreStar Networks, Inc., the Company, et al., which was filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005 and is hereby incorporated herein by reference.

10.24	–	Conditional Waiver and Consent Agreement, dated as of May 11, 2005, by and among the Company, Motient Corporation, et al., which was filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2005 and is hereby incorporated herein by reference.

10.25	–	Separation Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and the Company, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K for dated January 3, 2006 and is hereby incorporated herein by reference.

10.26	–	Tax Sharing Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K for dated January 3, 2006 and is hereby incorporated by reference.

16.1	–	Letter of KPMG LLP, dated April 21, 2005, which was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K for dated April 21, 2005 and is hereby incorporated herein by reference.

21	–	Subsidiaries of the Company are MSV Investors Holdings, Inc., a Delaware corporation, and MSV Investors, LLC, a Delaware limited liability company.

23.1	–	Consent of Deloitte & Touche LLP.

23.2	–	Consent of Ernst & Young LLP.

23.3	–	Consent of Deloitte & Touche LLP.

31.1	–	Certification of Jeffrey A. Leddy, Chief Executive Officer and President of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description

31.2	–	Certification of Craig J. Kaufmann, Controller and Treasurer of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of Jeffrey A. Leddy, Chief Executive Officer and President of the Company, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of Craig J. Kaufmann, Controller and Treasurer of the Company, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	The following is a list of financial statements required by Regulation S-X for a 50 percent or less owned person accounted for by the equity method:

(1)	Financial Statements of Mobile Satellite Ventures LP.

(i)	Report of Independent Auditors.

(ii)	Consolidated Balance Sheets as of December 31, 2004 and 2005.

(iii)	Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005.

(iv)	Consolidated Statements of Partners’ Equity (Deficit) for the years ended December 31, 2003, 2004 and 2005.

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005.

(vi)	Notes to Consolidated Financial Statements.

(2)	Financial Statements of Hughes Network Systems.

(i)	Report of Independent Auditors.

(ii)	Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

(iii)	Balance Sheets as of December 31, 2005 and 2004.

(iv)	Statements of Changes in Equity for the years ended December 31, 2005, 2004 and 2003.

(v)	Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

(vi)	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SkyTerra Communications, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of SkyTerra Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedule, Schedule II–Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Mobile Satellite Ventures LP (an equity investee), which constitute 21 percent of consolidated total assets as of December 31, 2005, and contributed a loss to income before taxes and discontinued operations of $9,469,000 for the year ended December 31, 2005. Such financial statements were audited by other auditors whose report (which includes an explanatory paragraph indicating that Mobile Satellite Ventures LP adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities) has been furnished to us, and our opinion, insofar as it relates to such amounts included for Mobile Satellite Ventures LP, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of SkyTerra Communications, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

/s/ DELOITTE & TOUCHE LLP

Baltimore, Maryland

March 29, 2006

SKYTERRA COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$21,964	$34,734
Short-term investments	6,000	59,748

Total cash, cash equivalents and short-term investments	27,964	94,482
Restricted cash	2,295	—
Accounts receivable, net of allowance for bad debt of $78 and $78, respectively	47	29
Prepaid expenses	268	418
Deferred income taxes	23,378	—
Deferred transaction costs	557	4,989
Other current assets	210	393
Assets held for sale	468	646

Total current assets	55,187	100,957
Investment in Hughes Network Systems, LLC	75,282	—
Investment in Mobile Satellite Ventures LP	42,761	50,098
Investments in affiliates	4,362	3,361
Deferred income taxes	26,956	—
Restricted cash	765	—
Property and equipment, net	18	39
Other assets	6	115

Total assets	$205,337	$154,570

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,380	$2,041
Accrued liabilities	2,473	8,205
Deferred revenue	—	20
Liabilities held for sale	525	246

Total current liabilities	5,378	10,512

Commitments and contingencies
Minority interest	8,474	9,974

Series A Redeemable Convertible Preferred Stock, $.01 par value, net of unamortized discount of $28,194 and $32,589, respectively	93,100	88,706

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued 1,199,007 shares as Series A Redeemable Convertible Preferred Stock at December 31, 2005 and 2004	—	—
Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 8,731,976 shares at December 31, 2005 and 8,384,809 shares at December 31, 2004	87	84
Non-voting common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 8,990,212 shares at December 31, 2005 and 2004	90	90
Additional paid-in capital	473,609	475,827
Accumulated other comprehensive loss	(4,106)	(3)
Accumulated deficit	(371,295)	(430,620)

Total stockholders’ equity	98,385	45,378

Total liabilities and stockholders’ equity	$205,337	$154,570

See accompanying notes to consolidated financial statements.

SKYTERRA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Years Ended December 31,
	2005	2004	2003
Revenues	$615	$2,117	$699
Cost of revenues	(326)	(2,036)	(913)

Gross margin	289	81	(214)
Selling, general and administrative expenses	(9,588)	(9,367)	(6,733)

Loss from operations	(9,299)	(9,286)	(6,947)
Interest income, net	1,436	10,548	6,304
Equity in earnings of Hughes Network Systems, LLC	24,054	—	—
Equity in loss of Mobile Satellite Ventures LP	(9,469)	(1,020)	—
Loss on investments in affiliates	(638)	(1,336)	(404)
Other income, net	877	21,030	244
Minority interest	1,925	(810)	(1,126)

Income (loss) before taxes and discontinued operations	8,886	19,126	(1,929)
Income tax benefit	50,334	—	–

Income (loss) from continuing operations	59,220	19,126	(1,929)
Loss from discontinued operations	(956)	(1,960)	—
Gain from wind-down of discontinued operations	1,061	—	1,211

Net income (loss)	59,325	17,166	(718)
Cumulative dividends and accretion of redeemable convertible preferred stock to liquidation value	(9,969)	(9,918)	(9,687)

Net income (loss) attributable to common stockholders	$49,356	$7,248	$(10,405)

Basic earnings (loss) per common share:
Continuing operations	$2.79	$0.61	$(0.76)
Discontinued operations	0.01	(0.13)	0.08

Net earnings (loss) per share	$2.80	$0.48	$(0.68)

Diluted earnings (loss) per common share:
Continuing operations	$2.66	$0.58	$(0.76)
Discontinued operations	0.01	(0.12)	0.08

Net earnings (loss) per share	$2.67	$0.46	$(0.68)

Weighted average common shares outstanding:
Basic	17,614,474	15,115,895	15,341,518

Diluted	18,488,021	15,837,370	15,341,518

See accompanying notes to consolidated financial statements.

SKYTERRA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$59,325	$17,166	$(718)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain from adjustment to reserve for note receivable and accrued interest from Motient Corporation	—	(22,516)	—
(Gain) loss from discontinued operations	(105)	1,960	(1,211)
Depreciation and amortization	27	44	43
Equity in earnings of Hughes Network Systems, LLC	(24,054)	—	—
Equity in loss of Mobile Satellite Ventures LP	9,469	1,020	—
Loss on investments in affiliates	638	1,336	404
Minority interest	(1,925)	810	1,126
Gain on sale of property and equipment	(49)	—	—
Non-cash compensation charges	965	3,095	107
Non-cash charge for issuance of warrants by consolidated subsidiary	—	296	27
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(18)	208	219
Deferred income taxes	(50,334)	—	—
Prepaid expenses, interest receivable, deferred transaction costs and other assets	4,863	10,314	(5,465)
Accounts payable and accrued liabilities	(4,153)	4,114	(838)
Deferred revenue	(20)	(138)	(15)

Net cash (used in) provided by continuing operations	(5,371)	17,709	(6,321)
Net cash used in discontinued operations	(1,093)	(1,565)	(427)

Net cash (used in) provided by operating activities	(6,464)	16,144	(6,748)

Cash flows from investing activities:
Purchase interest in Hughes Network Systems, LLC	(50,000)	—	—
Repayments (purchases) of notes receivable	—	21,500	(2,500)
Purchases of short-term investments	(12,228)	(68,602)	(23,637)
Sales of short-term investments	65,977	30,649	5,850
Restricted cash	(3,060)	—	—
Cash paid for investments in affiliates	(3,562)	(1,928)	(482)
Sales of investments in affiliates	1,923	—	1
Sales of property and equipment	62	—	—
Purchases of property and equipment, net	(3)	(11)	(7)
Cash paid for acquisitions, net of cash acquired and acquisition costs	—	19	125

Net cash used in continuing operations	(891)	(18,373)	(20,650)
Net cash used in discontinued operations	(63)	(952)	—

Net cash used in investing activities	(954)	(19,325)	(20,650)

Cash flows from financing activities:
Proceeds from contributions to a consolidated subsidiary	—	—	48
Distribution to minority interest of consolidated subsidiary	—	(3,361)	—
Proceeds from issuance of common stock, net of costs	—	35,044	—
Proceeds from issuance of common stock in connection with the exercise of options	140	284	6
Payment of dividend on preferred stock	(5,575)	(1,394)	—
Repurchase of common stock of consolidated subsidiary	(4)	(2)	—
Cash paid in connection with tender offer	—	—	(1,243)

Net cash (used in) provided by continuing operations	(5,439)	30,571	(1,189)
Net cash provided by discontinued operations	76	450	—

Net cash (used in) provided by financing activities	(5,362)	31,021	(1,189)
Effect of exchange rate changes on cash and cash equivalents	11	(3)	—

Net (decrease) increase in cash and cash equivalents	(12,770)	27,837	(28,587)
Cash and cash equivalents, beginning of period	34,734	6,897	35,484

Cash and cash equivalents, end of period	$21,964	$34,734	$6,897

Noncash investing activities:
Conversion of notes receivable to partnership interests in Mobile Satellite Ventures LP	$—	$51,118	$—

See accompanying notes to consolidated financial statements.

SKYTERRA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Preferred Stock	Voting Common Stock ($.01 par value)	Non-Voting Common Stock ($.01 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock at Cost	Total Stockholders’ Equity (Deficit)	Comprehensive (Loss) Income
Balance, January 1, 2003	$—	$67	$90	$457,884	$—	$(447,068)	$(171)	$10,802
Issuance of 357,143 shares of common stock in connection with the settlement of the class action lawsuit	—	4	—	85	—	—	—	89
Issuance of 4,367 shares of common stock through exercise of stock options	—	—	—	6	—	—	—	6
Retirement of 968,398 shares of common stock in connection with the tender offer	—	(10)	—	(1,233)	—	—	—	(1,243)
Non-cash compensation charge for option repricing	—	—	—	107	—	—	—	107
Non-cash charge for issuance of option by consolidated subsidiary	—	—	—	28	—	—	—	28
Dividends on and accretion of preferred stock	—	—	—	(9,687)	—	—	—	(9,687)
Comprehensive loss:
Net loss	—	—	—	—	—	(718)	—	(718)	$(718)

Total comprehensive loss	—	—	—	—	—	—	—	—	$(718)

Balance, December 31, 2004	—	61	90	447,190	—	(447,786)	(171)	(616)
Issuance of 2,000,000 shares of common stock and certain warrants in private placement	—	20	—	35,024	—	—	—	35,044
Issuance of 321,966 shares of common stock through exercise of stock options	—	3	—	281	—	—	—	284
Retirement of 6,262 shares of common stock in connection with acquired businesses	—	—	—	—	—	—	—	—
Retirement of 6,622 shares held in treasury	—	—	—	(171)	—	—	171	—
Non-cash compensation charge for option repricing	—	—	—	2,814	—	—	—	2,814
Non-cash charge for issuance of option and warrants by consolidated subsidiaries	—	—	—	343	—	—	—	343
Sale of stock by consolidated subsidiary	—	—	—	264	—	—	—	264
Dividends on and accretion of preferred stock	—	—	—	(9,918)	—	—	—	(9,918)
Comprehensive income:
Net income	—	—	—	—	—	17,166	—	17,166	$17,166
Net foreign currency translation adjustments	—	—	—	—	(3)	—	—	(3)	(3)

Total comprehensive income	—	—	—	—	—	—	—	—	$17,163

Balance, December 31, 2004	$—	$84	$90	$475,827	$(3)	$(430,620)	$—	$45,378

See accompanying notes to consolidated financial statements.

SKYTERRA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Preferred Stock	Voting Common Stock ($.01 par value)	Non-Voting Common Stock ($.01 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock at Cost	Total Stockholders’ Equity (Deficit)	Comprehensive (Loss) Income
Balance, December 31, 2004	$—	$84	$90	$475,827	$(3)	$(430,620)	$—	$45,378
Issuance of 300,000 shares of common stock in connection with acquisition of Hughes Network Systems, LLC	—	3	—	5,157	—	—	—	5,160
Issuance of 47,167 shares of common stock through exercise of stock options	—	—	—	140	—	—	—	140
Non-cash compensation charge for option repricing	—	—	—	397	—	—	—	397
Non-cash compensation charge for option issued to a consultant	—	—	—	336	—	—	—	336
Non-cash compensation contra-expense for issuance of warrants by a consolidated subsidiary	—	—	—	(151)	—	—	—	(151)
Non-cash compensation expense for options issued by Mobile Satellite Ventures LP and Hughes Network Systems, LLC	—	—	—	1,713	—	—	—	1,713
Distribution of TerreStar Networks, Inc. by Mobile Satellite Ventures LP	—	—	—	159	—	—	—	159
Dividends on and accretion of preferred stock	—	—	—	(9,969)	—	—	—	(9,969)
Comprehensive income:
Net income	—	—	—	—	—	59,325	—	59,325	$59,325
Net foreign currency translation adjustments	—	—	—	—	(4,103)	—	—	(4,103)	(4,103)

Total comprehensive income	—	—	—	—	—	—	—	—	$55,222

Balance, December 31, 2005	$—	$87	$90	$473,609	$(4,106)	$(371,295)	$—	$98,385

See accompanying notes to consolidated financial statements.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Description of Business and Basis of Presentation

SkyTerra Communications, Inc. (the “Company”) operates its business through a group of complementary companies in the telecommunications industry. The Company’s consolidated financial statements include the results of operations and financial position of the Company, its controlled majority-owned subsidiaries and variable interest entities (“VIEs”), as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), for which the Company is deemed the primary beneficiary, as defined by FIN 46R. As such, the consolidated financial statements of the Company include the accounts of Electronic System Products, Inc. (“ESP”), the Company’s 80% owned subsidiary (the “MSV Investors Subsidiary”) that holds the interest in Mobile Satellite Ventures LP (the “MSV Joint Venture”) and Miraxis, LLC (“Miraxis”).

The Company accounts for subsidiaries which are VIEs but for which the Company is not the primary beneficiary under the equity method of accounting, whereby the Company records its proportionate share of the subsidiary’s operating results. As such, the Company accounts for its interest in Hughes Network Systems, LLC (“HNS”), Hughes Systique Corporation (“Hughes Systique”) and Navigauge, Inc. (“Navigauge”) under the equity method. The Company also accounts for minority owned subsidiaries in which the Company owns greater than 20% of the outstanding voting interests but less than 50% and for which the Company possesses significant influence over their operations under the equity method of accounting. As such, the Company accounts for its interest in the MSV Joint Venture under the equity method.

At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc., along with those of its LiveMarket, Inc. subsidiary (“LiveMarket”), was made as a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects (see Note 15). In December 2005, the Company made a decision to discontinue operating AfriHUB, LLC (“AfriHUB”) and signed a letter of intent to sell its interests in AfriHUB for a promissory note with a principal amount of approximately $0.2 million (see Note 15). The discontinuance of these businesses represents the disposal of a business segment under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of these operations have been classified as discontinued operations, and prior period results have been reclassified.

All material intercompany balances and transactions have been eliminated.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

(c) Short-Term Investments

The Company considers all debt securities with maturities of more than three months but less than one year as short-term investments and classifies investments in such short-term debt securities as either held to maturity or available for sale. These investments are diversified among high credit quality securities in accordance with the Company’s investment policy. Auction rate securities are classified as available for sale given the long-term stated maturities of 20 to 30 years. As of December 31, 2005 and 2004, the Company had nil and $36.2 million, respectively, of auction rate securities. The remainder of the Company’s short-term investments are classified as held to maturity as the Company has both the intent and ability to hold them to maturity. The cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity over the contractual life of the security. Such amortization and accretion are included in interest income.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2004, the Company sold a debt security with a face value of $1.0 million which was previously classified as held to maturity. This sale occurred to ensure that all of the Company’s debt securities had a maturity less than one year in accordance with the Company’s investment policy and did not have a material impact on the Company’s financial position, results of operations or cash flow from operations.

(d) Property and Equipment

The Company uses the straight-line method of depreciation. The estimated useful lives of property and equipment are as follows:

Years
Computer equipment and software	3 to 5
Furniture and fixtures	5 to 7
Machinery and equipment	2 to 5

Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter.

(e) Goodwill and Intangibles

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identifiable intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and the identified intangible assets with an indefinite life are not amortized but are tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The Company amortizes the identified intangible assets with a finite life over their respective useful lives on a straight-line basis.

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

As a result of AfriHUB’s projected operating losses with respect to its university initiative (see Note 15), at December 31, 2004, the Company evaluated AfriHUB’s long-lived assets for recoverability and determined that the undiscounted cash flows over the remaining expected life of the two established centers was less than the carrying value of the long-lived assets relating to those centers. Accordingly, the Company assessed the fair value of these assets by using market prices for recently purchased computers and equipment and using a discounted cash flow model for the intangible asset and building improvements for which market prices were not available. The Company recognized a non-cash impairment loss relating to the intangible asset and building improvements as their carrying value exceeded the fair value by approximately $0.8 million. This loss is included in loss from discontinued operations on the accompanying consolidated statements of operations.

As a result of the Company’s decision to cease providing funding to AfriHUB and the uncertainty with respect to AfriHUB’s future prospects, at June 30, 2005, the Company evaluated AfriHUB’s long-lived assets for recoverability and determined that the undiscounted cash flows over the remaining expected life of the two

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

established centers was less than the carrying value of the assets relating to those centers. Accordingly, the Company assessed the fair value of these assets by estimating the recoverability of the computers and equipment upon a sale. The Company recognized a non-cash impairment loss relating to the computers and equipment as their carrying value exceeded the fair value by approximately $0.4 million. This loss is included in loss from discontinued operations on the accompanying consolidated statements of operations.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments.

(i) Stock Option Plans

The Company accounts for its stock option plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which allows entities to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), as clarified by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting For Certain Transactions Involving Stock Compensation,” and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123 (see Note 16).

APB Opinion No. 25 does not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally results in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quoted prices of the Company’s common stock and vesting schedules of underlying awards. As a result of the re-pricing of certain stock options in 2001 and 2002, for the years ended December 31, 2005, 2004 and 2003, the Company recognized compensation expense of approximately $0.4 million, $2.8 million and $0.1 million, respectively.

The following table provides a reconciliation of net income (loss) to pro forma net income (loss) as if the fair value method had been applied to all employee awards:

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except share data)
Net income (loss), as reported	$59,325	$17,166	$(718)
Add: Stock-based employee compensation expense, as reported	397	2,814	107
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,358)	(315)	(415)

Pro forma net income (loss)	$58,364	$19,665	$(1,026)

Basic earnings (loss) per common share:
As reported	$2.80	$0.48	$(0.68)
Pro forma	$2.75	$0.64	$(0.70)
Diluted earnings (loss) per common share:
As reported	$2.67	$0.46	$(0.68)
Pro forma	$2.62	$0.61	$(0.70)

The per share weighted average fair value of stock options granted during 2005, 2004 and 2003 was $16.82, $2.70 and $0.83, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate ranging from 2.9% to 3.7% in 2005, 1.2% to 3.2% in 2004 and 1.1% to 4.0% in 2003, (2) an expected life of three years in 2005, 2004 and 2003, (3) volatility of approximately 93% in 2005, 172% in 2004 and 175% in 2003, and (4) an annual dividend yield of 0% for all years.

(j) Foreign Currency Translation

Financial statements of AfriHUB’s Nigerian operations are prepared using the Nigerian Naira as the functional currency. Consequently, revenues and expenses of the Nigerian operations are translated into United States dollars using weighted average exchange rates, while assets and liabilities are translated using period end exchange rates. Translations adjustments are included in stockholders’ equity as accumulated other comprehensive loss in the accompanying consolidated balance sheets. Gains and losses from foreign currency transactions are reflected in loss from discontinued operations on the accompanying consolidated statements of operations. During the year ended December 31, 2005, the Company recorded a loss of approximately $14,000 resulting from foreign currency transactions. During the year ended December 31, 2004, the Company recorded a gain of approximately $15,000 resulting from foreign currency transactions. The Company did not have any foreign operations during the year ended December 31, 2003.

(k) Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity during a period from non-owner sources. Comprehensive (loss) income for the years ended December 31, 2005, 2004 and 2003 has been disclosed within the accompanying consolidated statements of changes in stockholders’ equity (deficit). As of December 31, 2005 and 2004, accumulated other comprehensive loss was approximately $4.1 million and $3,000, respectively, consisting primarily of accumulated foreign currency translation adjustments. As of December 31, 2003, the Company did not have any items of accumulated other comprehensive (loss) income.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(m) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The potential dilutive effect of outstanding stock options and warrants is calculated using the “treasury stock” method, and the potential dilutive effect of the convertible preferred stock is calculated using the “if-converted” method.

The following table provides a reconciliation of the shares used in calculating earnings (loss) per common share:

	Years Ended December 31,
	2005	2004	2003
Weighted average common shares outstanding – basic	17,614,474	15,115,895	15,341,518
Common shares issuable upon exercise of stock options	873,547	721,475	—

Weighted average common shares outstanding – diluted	18,488,021	15,837,370	15,341,518

During all periods presented, the Company had certain stock options and warrants outstanding, which could potentially dilute basic earnings (loss) per common share in the future, but were excluded in the computation of diluted earnings (loss) per common share in such periods, as their effect would have been antidilutive. For the years ended December 31, 2005, 2004 and 2003, stock options and warrants exercisable for 1,589,109, 1,722,976 and 2,405,168 shares of common stock, respectively, were excluded from the computation of diluted earnings (loss) per common share, as they were either antidilutive or their exercise price exceeded the average trading price of the Company’s common stock during the year.

During all periods presented, the conversion of the preferred stock could potentially dilute basic earnings (loss) per common share in the future, but the shares issuable upon the conversion were excluded from the computation of diluted earnings (loss) per common share in such periods, as their effect would have been antidilutive. For the years ended December 31, 2005, 2004 and 2003, there were 1,912,484, 1,912,484 and 1,710,423 shares of common stock, respectively, issuable upon the conversion of the preferred stock were excluded from the computation of diluted earnings per common share, as they were either antidilutive or their conversion price exceeded the average trading price of the Company’s common stock during the year.

(n) Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, short-term investments, accounts receivable, accounts payable, a letter of credit and the Series A redeemable convertible preferred stock (the “Series A Preferred Stock”). The fair value of these instruments, other than the Series A Preferred Stock, approximates book value due to their short-term duration. As of December 31, 2005 and 2004, the fair value of

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Series A Preferred Stock approximated $121.3 million based on its liquidation preference, including accrued but undeclared dividends. As of December 31, 2005 and 2004, the carrying value of the Series A Preferred Stock was $93.1 million and $88.7 million, respectively.

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

ESP’s revenues are generated principally from customers located in the United States. For the years ended December 31, 2005 and 2004 and for the period from the August 25, 2003 acquisition of ESP through December 31, 2003, one, three and two customers, respectively, individually accounted for more than 10% of the Company’s revenues. Combined, these customers account for approximately $0.5 million and $1.1 million of revenues for the years ended December 31, 2005 and 2004, respectively, and $0.4 million for the period from the August 25, 2003 acquisition of ESP through December 31, 2003. As of December 31, 2005 and 2004, accounts receivable from these significant customers was approximately $46,000 and $14,000, respectively.

(p) Sales of Stock by a Subsidiary

The Company accounts for the sale of stock by a consolidated subsidiary as a capital transaction whereby the change in the Company’s proportionate share of the subsidiary equity resulting from the additional equity raised by the subsidiary is reflected in stockholders’ equity on the accompanying consolidated balance sheets.

In October 2004, AfriHUB agreed to sell membership interests to an unaffiliated third party for approximately $0.5 million in cash (see Note 15). The Company increased additional paid in capital on the accompanying consolidated balance sheets by approximately $0.3 million related to this transaction.

(q) Reclassifications

Certain reclassifications, primarily related to discontinued operations (see Note 15), have been made to the prior years’ financial statements to conform to the current year’s presentation.

(r) Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective for the Company on January 1, 2006 and provides entities two transition methods. The Company has elected to use the modified prospective method and therefore will not restate its prior period results. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. As the Company currently accounts for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS No. 123R will have an impact on the Company’s results of operations. The unrecognized compensation expense associated with unvested stock options was approximately $1.5 million as of January 1, 2006. Of this amount, the Company expects to record approximately $1.0 million of compensation expense during the year ended December 31, 2006. Additional compensation expense will be impacted by various factors, including the number of awards granted and their related fair value at the date of grant.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effective of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2005, the FASB issued Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments.” FSP 115-1 is effective for the Company on January 1, 2006 and is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.

(2) Distribution

On February 21, 2006, the Company separated into two publicly owned companies (the “Distribution”): (i) the Company and (ii) Hughes Communications, Inc. (“Hughes”), a newly formed entity. On December 30, 2005, in preparation for the Distribution, the Company and Hughes entered into an agreement (the “Separation Agreement”) pursuant to which the Company contributed to Hughes, effective December 31, 2005, all of its assets, liabilities and operations other than those associated with the MSV Joint Venture and TerreStar, $12.5 million of cash, cash equivalents and short-term investments and the obligations pursuant to the Series A Preferred Stock. Upon a change of control of the Company, including in connection with a consolidation of the ownership of the MSV Joint Venture and TerreStar described in Note 3, the remaining balance of the $12.5 million of cash at such time, if any, will be transferred to Hughes.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To effect the Distribution, the Company distributed to each of its stockholders one-half of one share of Hughes common stock for each share of the Company’s common or non-voting common stock held as of the close of business on February 13, 2006 (or, in the case of the Series A Preferred Stock and Series 1-A and 2-A warrants, in accordance with their terms, one-half of one share of Hughes common stock for each share of the Company’s common stock issuable upon conversion or exercise of such preferred stock and warrants held as of the close of business on February 13, 2006).

Notwithstanding the legal form of the Distribution, due to, among other things, (i) the businesses transferred to Hughes generated all of the Company’s historical consolidated revenues and constituted a majority of the book value of the Company’s assets and (ii) the businesses transferred to Hughes include the Company’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries, the Distribution will be accounted for as a reverse spin-off in accordance with EITF Issue No. 02-11, “Accounting for Reverse Spin-offs.” Accordingly, Hughes will be considered the divesting entity and treated as the “accounting successor” to the Company for financial reporting purposes, and the Company will be treated as if it had been distributed by Hughes beginning with the consolidated financial statements for the three months ended March 31, 2006.

(3) Interest in the MSV Joint Venture

MSV Joint Venture

On November 26, 2001, through the MSV Investors Subsidiary, the Company purchased an interest in the MSV Joint Venture in the form of a convertible note with a principal amount of $50.0 million. The note yielded interest at a rate of 10% per year, had a maturity date of November 26, 2006, and was convertible at any time at the option of the MSV Investors Subsidiary into equity interests in the MSV Joint Venture. Immediately prior to the purchase of the convertible note, the Company contributed $40.0 million to the MSV Investors Subsidiary and a group of unaffiliated third parties collectively contributed $10.0 million. The ownership interest of these unaffiliated third parties in the MSV Investors Subsidiary is classified as minority interest in the accompanying combined financial statements.

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

On November 12, 2004, the MSV Joint Venture raised $145.0 million in cash by selling partnership units for $29.45 per unit and exchanged or converted approximately $84.9 million of debt securities and accrued interest. In connection with this financing, the convertible notes held by the MSV Investors Subsidiary converted into approximately 23% of the limited partnership interests of the MSV Joint Venture on an undiluted basis, at their original conversion price of $6.45 per unit. As a result of these transactions, the MSV Investors Subsidiary also received approximately $17.1 million in cash from the MSV Joint Venture to pay the accrued interest on the convertible notes. The MSV Investors Subsidiary distributed approximately $13.6 million of this cash to the Company and $3.4 million of cash to the unaffiliated third parties who own the 20% minority interest in the MSV Investors Subsidiary.

Following the November 12, 2004 conversion of its notes receivable into limited partnership interests, the Company accounts for its interest in the MSV Joint Venture under the equity method. Accordingly, on the date of conversion, the remaining $51.1 million carrying amount of the notes receivable was reclassified to investment in

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mobile Satellite Venture LP and will be adjusted thereafter for the Company’s proportionate share of the net income (loss) of the MSV Joint Venture, subject to certain adjustments. These adjustments relate primarily to the amortization of the excess of the Company’s $51.1 million carrying amount over the Company’s proportionate share of the carrying amount of the MSV Joint Venture’s net assets on the date of conversion. This excess will be amortized over the remaining useful life of certain MSV Joint Venture long-lived assets on a straight line basis. As of December 31, 2005, the carrying value of the Company’s investment exceeded its proportionate share of the carrying amount of the MSV Joint Venture’s net assets by approximately $1.4 million.

The following table presents summarized consolidated financial information for the MSV Joint Venture and is derived from the MSV Joint Venture’s audited consolidated financial statement. The net loss of the MSV Joint Venture for the year ended December 31, 2005 includes a gain of approximately $0.7 million for the cumulative effect of change in accounting principle recognized by the MSV Joint Venture upon the adoption of FIN 46R in 2005.

	December 31,
	2005	2004
	(in thousands)
Consolidated balance sheet:
Current assets	$119,806	$139,978
Noncurrent assets	96,978	106,245
Current liabilities	11,811	11,873
Noncurrent liabilities	23,713	21,386
Partners’ equity	181,260	212,964

	Years Ended December 31,
	2005	2004
	(in thousands)
Consolidated statement of operations:
Revenues	$29,381	$29,007
Loss from continuing operations	(39,153)	(26,755)
Net loss	(40,955)	(33,455)

The MSV Investors Subsidiary and the other partners of the MSV Joint Venture have agreed that the disposition by the MSV Joint Venture of all or substantially all of its assets, certain acquisitions or dispositions of a limited partner’s interest in the MSV Joint Venture, subsequent investment into the MSV Joint Venture by any person, and any merger or other business combination of the MSV Joint Venture, are subject to the control restrictions contained in the Amended and Restated Limited Partnership Agreement and the Amended and Restated Stockholders Agreement. The control restrictions include, but are not limited to, rights of first refusal, tag along rights and drag along rights. Certain of these actions cannot occur without the consent of the majority of the ownership interests of the MSV Joint Venture. In addition, the MSV Investors Subsidiary and two of the three other joint venture partner groups have entered into a voting agreement pursuant to which three of the four joint venture partner groups must consent to certain transactions involving the MSV Joint Venture or the partners or none of the parties to the voting agreement will support such actions.

On May 7, 2004, in connection with services being provided which support the regulatory effort of the MSV Joint Venture, an unaffiliated consultant was issued an option to purchase a less than one percent ownership interest in the MSV Investors Subsidiary. The option is immediately exercisable and will expire on the earlier of the dissolution of the MSV Investors Subsidiary or December 31, 2010. During 2004, the Company recognized expense of approximately $0.3 million related to the issuance of the option, which was the approximate fair value of the option using the Black-Scholes option valuation model. To provide additional incentive to the consultant, the MSV Investors Subsidiary agreed to pay the consultant a one-time fee of $0.4 million upon a liquidity event, as defined in the agreement. The MSV Investors Subsidiary will recognize an expense related to this fee if and

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when a liquidity event becomes probable. A consolidation transaction described below, if such a transaction is consummated, would likely be considered a liquidity event which would require payment of the one-time fee.

TerreStar Networks

TerreStar was formed by the MSV Joint Venture to develop business opportunities related to the proposed receipt of certain licenses in the 2 GHz band. In December 2004, the MSV Joint Venture issued rights (the “TerreStar Rights”) to receive all of the shares of common stock of TerreStar, then a wholly-owned subsidiary of the MSV Joint Venture, to the limited partners of the MSV Joint Venture, pro rata in accordance with each limited partner’s percentage ownership. The TerreStar Rights were to automatically be exchanged for shares of TerreStar common stock on May 20, 2005. In connection with the distribution of the TerreStar Rights, TerreStar issued warrants to purchase shares of its common stock representing 3% of the outstanding equity for an exercise price of $0.21 per share to certain of the Other MSV Investors. These warrants were exercised in March 2005. On May 11, 2005, the TerreStar Rights were exchanged for shares of TerreStar common stock in connection with the sale by TerreStar of $200.0 million of its common stock to Motient at a purchase price of $24.42 per share (the “TerreStar Private Placement”), increasing Motient’s ownership of TerreStar to approximately 61% on an undiluted basis. Following these transactions, the Company’s MSV Investors Subsidiary owns 5,303,315 shares of TerreStar common stock, or approximately 17% of TerreStar on an undiluted basis, and is accounting for its interest in TerreStar under the cost method. In accordance with Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” the Company’s carrying value for its interest in TerreStar is based on its pro rata share of the MSV Joint Venture’s carrying value for TerreStar before the distribution. As the MSV Joint Venture had no carrying value for its interest in TerreStar, the Company has not recorded any carrying value for its interest in TerreStar on the accompanying condensed consolidated balance sheets.

In connection with the TerreStar Private Placement, the minority shareholders of TerreStar, including the Company’s MSV Investors Subsidiary, TMI and the Other MSV Investors, entered into certain agreements with TerreStar and Motient providing the MSV Investors Subsidiary (and the other minority shareholders) with certain protections, including tag along rights, pre-emptive rights and representation on the TerreStar Board of Directors. In addition, the TerreStar shares held by the minority shareholders, including the MSV Investors Subsidiary, under certain conditions, may be subject to drag along rights of Motient. In connection with the TerreStar Private Placement, the MSV Joint Venture licensed TerreStar certain intellectual property and agreed to provide TerreStar with certain services. Also, in connection with the transaction, Motient agreed, subject to satisfaction of certain conditions, to waive certain rights in order to facilitate a transaction in which one of the minority shareholders in TerreStar who also holds interests in the MSV Joint Venture acquires all of the interests in the MSV Joint Venture held by the other minority shareholders in TerreStar, resulting in control of the MSV Joint Venture being held by such party. The minority shareholders have not agreed to such a transaction or committed to consummate such a transaction. As described below, on September 22, 2005, the Company, Motient, TMI Communications and Company and the Other MSV Investors executed a non-binding letter of intent that would result in the consolidation of the MSV Joint Venture and TerreStar into Motient. If that transaction is consummated, an agreement with the other minority shareholders of TerreStar would not occur. There can be no assurance that the agreement with Motient will be consummated or, in the alternative, that any discussions among the minority shareholders in TerreStar to consolidate their interests in the MSV Joint Venture and TerreStar will take place or otherwise result in a definitive binding agreement.

Proposed Ownership Consolidation

Both prior to and since September 22, 2005, when the Company executed a non-binding letter of intent with Motient, TMI and the other partners in the MSV Joint Venture and the other stockholders of TerreStar, the Company has been in discussions that would result in the consolidation of the ownership of the MSV Joint

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Venture and TerreStar. These discussions have included a potential merger of the Company with and into Motient and, more recently, a variety of other structures. The consummation of any such consolidation transaction is subject to, among other things, definitive documentation, filing of the appropriate registration statements with the Securities and Exchange Commission and the requisite approvals from the Company’s board of directors.

(4) Interest in Hughes Network Systems

In April 2005, the Company acquired 50% of the Class A membership interests of HNS from DTV Network Systems, Inc. (formerly known as Hughes Network Systems, Inc., “DTV Networks”), a wholly owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”), for $50.0 million in cash and 300,000 shares of the Company’s common stock. The acquisition occurred pursuant to an agreement among the Company, DIRECTV, DTV Networks and HNS, dated December 3, 2004, as amended. Immediately prior to the acquisition, DTV Networks contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and carrier businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development, to HNS, which at the time was a wholly-owned subsidiary of DTV Networks. In consideration for the contribution of assets by DTV Networks, HNS paid DTV Networks $190.7 million of cash. This payment represented the $201.0 million stated in the agreement less an estimated purchase price adjustment of $10.3 million, which was subject to further adjustment depending principally upon the closing value of HNS’ working capital (as defined in the agreement). On January 3, 2006, HNS paid DTV Networks $10.0 million in final satisfaction of all purchase price adjustments.

Concurrent with the acquisition, HNS incurred $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. The Company and DTV Networks each pledged their respective membership interests of HNS to secure the obligations of HNS under the term indebtedness. The indebtedness is otherwise non-recourse to the Company or DTV Networks. Following the acquisition, the Company served as the managing member of HNS.

The HNS limited liability agreement allows for the issuance of Class B membership interests which are entitled to receive a pro rata share of any capital gains upon, among other things, a sale of HNS. In the second quarter of 2005, Class B membership interests were issued to certain members of HNS’ senior management and the Company’s Chief Executive Officer and President, entitling the holders to approximately 4% of any capital gains resulting from a qualifying transaction. These Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance milestones. Following January 1, 2007, at the holders’ election, vested Class B membership interests can be exchanged for common stock of Hughes. The number of shares of Hughes common stock to be issued upon such exchange would be based upon the fair market value of such vested Class B membership interest divided by the value of the Hughes common stock at the time of such exchange. The issuance of such shares of Hughes common stock is subject to the authorization of the board of directors of Hughes and compliance with applicable securities laws.

In addition, in July 2005, HNS adopted an incentive plan pursuant to which bonus units representing up to approximately 4% of the increase in the value of HNS are available for grant to its employees. The bonus units provide for time vesting over five years subject to a participant’s continued employment with HNS. Pursuant to the plan, if a participant in the plan is still employed by HNS on April 22, 2008, then at such time, the participant’s vested bonus units would be exchanged for common stock of the Company. A second exchange will take place on April 22, 2010 for participants in the plan still employed by the Company at such time. Following the contribution of the Company’s Class A membership interests to Hughes, Hughes succeeded to the obligations of the Company under the plan. As such, the number of shares of Hughes common stock to be issued upon such

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange would be based upon the fair market value of such vested bonus unit divided by the value of Hughes common stock at the time of the exchange. The issuance of such shares of Hughes common stock is subject to the authorization of the board of directors of Hughes and compliance with applicable securities laws.

In January 2006, through Hughes, the Company acquired the remaining 50% of the Class A membership interests of HNS from DTV Networks for $100.0 million in cash. The acquisition occurred pursuant to an agreement among Hughes, DIRECTV, DTV Networks and HNS, dated November 10, 2005. Following closing of the acquisition, Hughes pledged its Class A membership interests of HNS to secure the obligations of HNS under the term indebtedness and serves as the managing member of HNS. To finance the transaction, Hughes obtained $100.0 million of short-term debt financing from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (together with AIF IV/RRRR LLC, ST/RRRR LLC and AP/RM Acquisition LLC, the “Apollo Stockholders”). Concurrent with the Distribution, Hughes conducted a rights offering to its stockholders in order to repay the short-term debt financing provided by the Apollo Stockholders. In connection with such rights offering, in March 2006, the Apollo Stockholders converted approximately $68.4 million of the short-term debt financing into shares of common stock of Hughes at the $12.75 per share subscription price in the rights offering. The remaining $31.6 million of principal and interest obligations under the short-term debt financing was repaid in cash from the proceeds from the proceeds from the rights offering.

Through December 31, 2005, the Company accounted for its interest in HNS under the equity method in accordance with FIN 46R, as HNS is a variable interest entity as defined in FIN 46R and the Company was not the primary beneficiary as defined in FIN 46R. Accordingly, the Company recorded its proportionate share of the net income of HNS, subject to certain adjustments. These adjustments relate primarily to the amortization of the excess the Company’s proportionate share of HNS’ net assets over the Company’s carrying amount on the date of acquisition. This excess was being amortized over the remaining useful life of certain HNS long-lived assets on a straight line basis. As of December 31, 2005, the Company’s proportionate share of HNS’ net assets exceeded its book investment by approximately $7.0 million. Following the January 2006 acquisition of the remaining 50% of the Class A membership interests of HNS, the Company’s consolidated financial statements will include the financial position and operating results of HNS.

The following table presents summarized consolidated financial information for HNS for the period indicated and is derived from HNS’ audited consolidated financial statements:

December 31, 2005
(in thousands)
Consolidated balance sheet information:
Current assets	$449,958
Noncurrent assets	306,566
Current liabilities	230,471
Noncurrent liabilities	354,867
Minority interest	6,594
Owners’ equity	164,592

April 23, 2005 to December 31, 2005
(in thousands)
Consolidated statement of operations:
Revenues	$583,468
Income from operations	66,608
Net income	46,571

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005 and 2004, the Company had incurred approximately $0.6 million and $5.0 million, respectively, of transaction costs, including legal, accounting and other costs directly related to the HNS acquisition transactions. These costs are included in deferred transaction costs on the accompanying consolidated balance sheets.

(5) Business Transactions

(a) Interest in Electronic System Products

On August 25, 2003, for nominal consideration, the Company acquired all of the outstanding common stock of ESP, a product development and engineering services firm that has historically created products for and provides consulting and engineering services to the telecommunications, broadband, satellite communications, and wireless industries. ESP is currently focused on exploiting its existing intellectual property portfolio. In November 2003, ESP made restricted stock grants to its employees representing an aggregate of 30% of ESP’s outstanding equity, diluting the Company’s ownership to 70%. In October 2004, ESP repurchased shares of its common stock from terminated employees for an aggregate of approximately $2,000, raising the Company’s ownership to approximately 78%. In August 2005, ESP repurchased additional shares of its common stock from terminated employees for an aggregate of approximately $4,000, raising the Company’s ownership to approximately 92%.

The following table summarizes the estimated fair value of the identifiable assets acquired and liabilities assumed at the date of acquisition:

August 25, 2003
(in thousands)
Current assets	$666
Property and equipment	54
Investment in affiliates	349

Total assets acquired	1,069
Current liabilities	(983)

Net assets acquired	$86

(b) Interest in Hughes Systique

On October 12, 2005, through Hughes, the Company acquired Series A Preferred Shares from Hughes Systique for $3.0 million, representing an ownership of approximately 26% on an undiluted basis. Hughes Systique plans to provide software development services with technology resources and expertise in wireless broadband communications for terrestrial and satellite applications. Hughes Systique will also support other application areas such as wireless based networking, RFID enterprise applications and multimedia applications for in-home broadband entertainment networks. The founders of Hughes Systique include the Chief Executive Officer and President of Hughes, as well as certain current and former employees of HNS, including the Chief Executive Officer and President’s brother. The Chief Executive Officer and President of Hughes and his brother own an aggregate of approximately 21% of Hughes Systique on an undiluted basis.

Although Hughes Systique is a variable interest entity as defined in FIN 46R, the Company is not the primary beneficiary as defined in FIN 46R. Accordingly, this investment is included in investments in affiliates on the accompanying consolidated balance sheets and is being accounted for under the equity method with the Company’s share of Hughes Systique’s loss being recorded in loss on investments in affiliates on the accompanying consolidated statements of operations. For the year ended December 31, 2005, the Company’s share of Hughes Systique’s loss was $0.1 million.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Interest in Miraxis

On May 28, 2002, the Company acquired Series B Preferred Shares and a warrant from Miraxis for approximately $0.4 million, representing an ownership of approximately 30%. Miraxis is a development stage telecommunications company that has access to a Ka-band license with which it is striving to provide satellite based multi-channel, broadband data and video services in North America. The Company has the right to appoint two of the five directors of the manager of Miraxis. Additionally, the Company entered into a management support agreement with Miraxis under which the Company’s current Chief Executive Officer and President provided certain services to Miraxis through February 2003 in exchange for additional Series B Preferred Shares and warrants being issued to the Company. In addition, on December 20, 2002, the Company acquired Series C Preferred Shares and warrants from Miraxis for approximately $0.1 million.

In February 2003, the Company entered into a consulting agreement with Miraxis pursuant to which Miraxis personnel provided services to the Company through May 2003. In addition, Miraxis extended the management support agreement whereby the Company’s current Chief Executive Officer and President continued to provide certain services to Miraxis through May 2003. In connection with these agreements, the Company paid Miraxis approximately $40,000 but also received additional Series C Preferred Shares and warrants.

In April 2003, the Company acquired additional Series C Preferred Shares and warrants for approximately $40,000. Between June 2003 and September 2003, the Company purchased promissory notes from Miraxis with an aggregate principal amount of approximately $0.1 million. In November 2003, the promissory notes were converted to Series D Preferred Shares. From January 2004 through July 2005, the Company purchased additional promissory notes with an aggregate principal balance of approximately $0.1 million. In September 2005, the board of managers of Miraxis approved the dissolution of the company. The dissolution of Miraxis will not have a material impact on the Company’s financial position or results of operations. As of December 31, 2005, the Company held approximately 40% of the ownership interests of Miraxis. The Company’s President and Chief Executive Officer currently holds an approximate 1% interest in Miraxis.

In accordance with FIN No. 46R, beginning January 1, 2004, the operating results and financial position of Miraxis have been included in the consolidated financial statements. Prior to January 1, 2004, this investment was included in investments in affiliates on the accompanying consolidated balance sheets and was accounted for under the equity method with the Company’s share of Miraxis’ loss being recorded in loss on investments in affiliates on the accompanying consolidated statements of operations. The consolidation of Miraxis did not have a material impact on the Company’s operating results or financial position.

(d) Interest in Navigauge

On April 21, 2003, the Company acquired Series B Preferred Shares from Navigauge, Inc., formerly known as IQStat, for approximately $0.3 million, representing an ownership interest of approximately 5%. Navigauge was a privately held media and marketing research firm that intended to collect data on in-car radio usage and driving habits of consumers and market the aggregate data to radio broadcasters, advertisers and advertising agencies in the United States.

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

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 16, 2004, the Company purchased additional Series A Preferred Shares for approximately $0.2 million. Furthermore, from October 2004 through June 2005, the Company purchased short-term promissory notes from Navigauge with an aggregate principal amount of $1.1 million. Following the impairment discussed below, the short-term promissory notes have no carrying value on the accompanying consolidated balance sheets.

Although Navigauge is a variable interest entity as defined in FIN 46R, the Company is not the primary beneficiary as defined in FIN 46R. Accordingly, prior to the impairment discussed below, this investment was included in investments in affiliates on the accompanying consolidated balance sheets and was being accounted for under the equity method with the Company’s share of Navigauge’s loss being recorded in loss on investments in affiliates on the accompanying consolidated statements of operations. For the years ended December 31, 2005, 2004 and 2003, the Company’s share of Navigauge’s loss was $0.3 million, $1.3 million and $0.1 million, respectively.

As Navigauge was unsuccessful in raising the capital necessary to expand its service beyond the Atlanta market and in light of its prospects, during the year ended December 31, 2005, the Company recognized a loss of approximately $1.3 million relating to the impairment of the aggregate remaining carrying amount of its equity interest in Navigauge and the short-term promissory notes. This loss is included in loss on investments in affiliates on the accompanying consolidated statements of operations. In July 2005, Navigauge signed a non-binding letter of intent to sell substantially all of its assets. The sale of the assets was subject to, among other things, completion of the buyer’s due diligence and negotiation and execution of definitive documentation satisfactory to the parties. In September 2005, the negotiations pursuant to the letter of intent were terminated. Navigauge is pursuing other options with respect to maximizing value from its intellectual property.

(e) Verestar Transactions

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

In connection with the Verestar bankruptcy, the Company entered into a stipulation with Verestar pursuant to which the parties agreed to, among other things, the validity and enforcement of the obligation under the senior secured note and the Company’s security interest in Verestar’s assets. On April 30, 2004, Verestar paid the Company approximately $2.9 million representing the $2.5 million outstanding principal amount of the senior

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

secured note and approximately $0.4 million as a break-up fee in connection with the termination of the March 2004 asset purchase agreement.

On July 9, 2004, the Company settled its dispute with Verestar’s parent company regarding the break-up fee in connection with the termination of the August 2003 securities purchase agreement. As consideration for the settlement, Verestar’s parent company paid the Company $1.5 million. This amount is included in other income (expense), net on the accompanying consolidated statements of operations.

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

(6) Notes Receivable from Motient

On April 2, 2001, the Company agreed to purchase from Motient 12.5% secured promissory notes, issuable in two tranches, each in the principal amount of $25.0 million. The notes were collateralized by five million shares of XM Satellite Radio common stock owned by Motient. The first tranche was purchased on April 4, 2001, and the second tranche was purchased on July 16, 2001. The principal of and accrued interest on the notes were payable on October 1, 2001 in either cash, shares of XM Satellite Radio, or any combination thereof at Motient’s option, as set forth in the agreement. At the option of the Company, the notes were exchangeable for a number of XM Satellite Radio shares based on a formula, as set forth in the agreement.

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

On October 1, 2001, and again on October 8, 2001, the Company extended the maturity date of the notes. On October 12, 2001, in accordance with the terms of the notes, the Company received five million shares of XM Satellite Radio as payment for $26.2 million of the notes and accrued interest. The maturity date for the remaining balance of the Motient notes in the principal amount of approximately $26.2 million, and interest thereon, was extended for 60 days. On January 10, 2002, Motient and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. As part of its filing, Motient indicated that it would likely challenge the Company’s right to the $26.2 million outstanding principal balance and accrued interest thereon, as well as the delivery of the shares of XM Satellite Radio common stock as partial repayment of the aggregate $50.0 million principal amount of the notes. As a result of uncertainty with respect to the ultimate collection on the notes, a reserve was recognized for the entire amount. This loss of approximately $26.9 million was partially offset by a gain of $5.3 million that resulted from the difference between the value of the XM Satellite Radio common stock received in connection with the partial repayment of the Motient notes in accordance with their terms and the value of the XM Satellite Radio common stock using its closing price on the date of the partial repayment. The results of these transactions are reflected in other income (expense), net on the accompanying consolidated statements of operations.

On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient’s plan of reorganization, the Company cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million (the “New Motient Note”) that was issued by a new, wholly-owned subsidiary of Motient that owns 100% of Motient’s interests in the MSV Joint

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Venture. The New Motient Note was due on May 1, 2005 and yielded interest at a rate of 9% per annum. As a result of the uncertainty with respect to the ultimate collection on the remaining amounts due on the New Motient Note, a reserve was maintained for the entire principal amount of the note and unpaid interest accrued thereon.

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

(7) Investments in Affiliates

The following is a summary of the carrying value of investments held by the Company at December 31:

	December 31,
	2005	2004
	(in thousands)
Equity method investments	$2,932	$1,081
Cost method investments	1,430	2,280

	$4,362	$3,361

For the years ended December 31, 2005, 2004 and 2003, the Company recognized a loss on investments in affiliates of approximately $0.6 million, $1.3 million and $0.4 million, respectively. For the year ended December 31, 2005, the loss on investments in affiliates consisted of approximately $1.3 million relating to the impairment of the short-term promissory notes purchased from Navigauge, $0.4 million relating to our proportionate share of affiliates’ operating losses for those affiliates accounted for under the equity method and $0.2 million relating to the impairment of the investment in an affiliate, partially offset by a $1.3 million gain relating to the sale of the Company’s interest in two affiliates. For the years ended December 31, 2004 and 2003, the loss on investment in affiliates consisted primarily of the Company’s proportionate share of affiliates’ operating losses for those affiliates accounted for under the equity method.

The aggregate carrying value of the Company’s cost method investments totaled approximately $1.4 million as of December 31, 2005. Such cost method investments were not evaluated for impairment because (i) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments and (ii) the Company did not estimate the fair value of those investments in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” as the cost to make such estimation was prohibitive.

(8) Short-Term Investments

Short-term investments consisted of the following debt securities:

	December 31,
	2005	2004
	(in thousands)
Government agencies securities	$6,000	$19,356
Auction rate securities	—	36,150
Municipal bonds	—	4,242

	$6,000	$59,748

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The government agencies securities and municipal bonds are classified as held to maturity. The amortized cost of these securities approximated fair value as of December 31, 2005 and 2004. Auction rate securities are classified as available for sale. As of December 31, 2005 and 2004, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted costs.

(9) Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Computer equipment and software	$258	$258
Furniture and fixtures	32	29
Leasehold improvements	—	21
Machinery and equipment	5	5

	295	313
Less accumulated depreciation	(277)	(274)

Property and equipment, net	$18	$39

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $12,000, $29,000 and $28,000, respectively.

(10) Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Accrued professional fees	$1,475	$1,225
Accrued compensation	900	652
Accrued transaction costs	—	4,647
Accrued restructuring charges	47	1,550
Other accrued liabilities	51	131

	$2,473	$8,205

(11) Income Taxes

For Federal income tax purposes, the Company has unused net operating loss (“NOL”) carryforwards of approximately $227.2 million expiring in 2008 through 2025 and capital loss carryforwards of approximately $93.3 million expiring in 2006 through 2010. Based on a private letter ruling issued by the Internal Revenue Service (“IRS”) and a closing agreement entered into by the IRS and the Company with respect to whether an “ownership change” as defined by Section 382 of the Internal Revenue Code occurred during the period from June 5, 1999 through December 31, 2004, the Company believes that its carryforwards are not subject to limitation under Section 382 and, therefore, are available to offset future taxable income of the Company and its affiliates unless subject to other limitation.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$86,336	$79,804
Capital loss carryforwards	35,451	32,475
Impairment loss on investments in affiliates	7,039	9,639
Investment in Mobile Satellite Ventures LP	1,031	122
Other assets	869	913

Total gross deferred tax assets	130,726	122,953
Less valuation allowance	(70,009)	(122,953)

Total deferred tax assets	60,717	—

Deferred tax liability:
Investment in Hughes Network Systems, LLC	10,383	—

Total deferred tax liability	10,383	—

Net deferred tax assets	$50,334	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments.

As the Distribution did not qualify as a tax-free spin-off, the Company expects to generate significant taxable income in 2006 for Federal and state income tax purposes. Accordingly, during the year ended December 31, 2005, the Company recognized a $50.3 million income tax benefit related to the reversal of the valuation allowance related to the loss carryforwards which are expected to be utilized to offset the Federal taxable income on the Distribution. Of the remaining valuation allowance of approximately $64.8 million, subsequently recognized tax benefits, if any, in the amount of approximately $7.7 million will be applied directly to contributed capital. This amount relates to the tax effect of employee stock option deductions included in the Company’s net operating loss carryforward. Due to the Company’s operating losses and the uncertainty surrounding whether the Company would ultimately realize its deferred tax assets, as of December 31, 2004, a valuation allowance was maintained on all of the deferred tax assets.

For the years ended December 31, 2005 and 2004, the Company’s income from continuing operations before income tax benefit was approximately $8.9 million and $19.1 million, respectively, all of which was generated in the United States. For the year ended December 31, 2003, the Company’s loss from continuing operations before income taxes was approximately $1.9 million.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax benefit consists of the following:

	Years Ended December 31,
	2005	2004	2003
Current benefit:
Federal	$—	$—	$—
State	—	—	—

Total current benefit	—	—	—
Deferred benefit:
Federal	50,334	—	—
State	—	—	—

Total deferred benefit	50,334	—	—

Total income tax benefit	$50,334	$—	$—

Effective income tax rate	(566)%	0%	0%

The income tax benefit differs from the amount computed by applying the statutory rate to the Company’s income from continuing operations before income taxes as follows:

	Years Ended December 31,
	2005	2004	2003
Income tax (expense) benefit at statutory rate	$(3,110)	$(6,694)	$675
Valuation allowance and other	53,444	6,694	(675)

	$50,334	$—	$—

The difference between the statutory Federal income tax rate and the Company’s effective tax rate for the year ended December 31, 2005 is principally due to the release of the valuation of allowance related to loss carryforwards expected to be utilized to offset the taxable income generated as a result of the Distribution. The difference between the statutory Federal income tax rate and the Company’s effective tax rate for the years ended December 31, 2004 and 2003 is principally due to the Company incurring net operating losses for which no tax benefit was recorded.

(12) Redeemable Preferred Stock

On June 4, 1999, the Company issued and sold to Apollo Investment Fund IV, LP, Apollo Overseas Partners IV, LP and AIF IV/RRRR LLC, for an aggregate purchase price of $87.0 million, 126,000 shares of the Company’s Series A Preferred Stock, 126,000 Series 1-A Warrants (the “Series 1-A Warrants”), 1,916,994 Series 2-A Warrants (the “Series 2-A Warrants”), 744,000 shares of the Company’s Series B Preferred Stock (the “Series B Preferred Stock”), 744,000 Series 1-B Warrants (the “Series 1-B Warrants”) and 10,345,548 Series 2-B Warrants (the “Series 2-B Warrants”). As approved at the Company’s 1999 annual meeting of stockholders, all Series B securities were converted to Series A securities.

The Series A Preferred Stock is subject to mandatory and optional redemption. On June 30, 2012, the Company will be required to redeem all Series A Preferred Stock plus any accrued and unpaid dividends. At the option of the Company, the Series A Preferred Stock can be redeemed after June 30, 2002 provided that the trading price of the Company’s common stock for each of the preceding 30 trading days is greater than $120.00

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per share, or after June 30, 2004 at a price of 103% of the face value of the Series A Preferred Stock plus any accrued and unpaid dividends. In the event of a change of control, as defined, at the option of the holders of the majority of the then outstanding shares of the Series A Preferred Stock, the Company is required to redeem all or any number of such holders’ shares of Series A Preferred Stock plus any accrued and unpaid dividends. As a result of the July 2002 rights offering, the conversion price of the Series A Preferred Stock was adjusted, pursuant to certain anti-dilution provisions as defined, from $70.00 to $68.50 per share. As a result of the December 2004 private placement, the conversion price of the Series A Preferred Stock was further adjusted to $62.69 per share. The conversion price is subject to further adjustment pursuant to the anti-dilution provisions.

From the date of issuance to June 30, 2002, the quarterly dividends on the Series A securities were based on a rate of 7.5% per annum and were paid in additional shares of Series A securities. Under the terms of the securities purchase agreement, from July 1, 2002 through June 30, 2004, the quarterly dividend was based on a rate of 4.65% per annum and was payable, at the option of the holder, in additional shares of Series A securities or cash. As part of the settlement of a class action lawsuit filed against the Company, the Apollo Stockholders agreed to accept payment in additional shares of Series A securities. Dividends paid from July 1, 2004 through the date of redemption will be based on a rate of 4.65% per annum and will be payable quarterly in arrears in cash. The quarterly payment of approximately $1.4 million for the three months ended December 31, 2005 was declared on January 30, 2006 and paid on February 2, 2006. The quarterly payment of approximately $1.4 million for the three months ended December 31, 2004 was declared and paid on January 13, 2005. Each of these dividends are reflected are reflected in the accompanying consolidated financial statements in the carrying amount of the Series A Preferred Stock and in net loss attributable to common stockholders.

The Series 1-A and Series 2-A warrants are exercisable at any time and expire ten years from the date issued. The holders of the Series 1-A and Series 2-A warrants have the option to pay the exercise price of the warrants in cash, Company common stock previously held, or instructing the Company to withhold a number of Company shares with an aggregate fair value equal to the aggregate exercise price. Pursuant to the original terms of the Series 1-A warrants, each warrant was exercisable into 1.35 shares of the Company’s common stock, and the exercise price was dependent on the trading price of the Company’s common stock. The exercise price ranged from $0.10, if the trading price is equal to or greater than $70.00 per share, to $42.00 if the trading price is equal to or less than $40.00 per share. Pursuant to their original terms, each Series 2-A warrant was exercisable into 0.1 share of the Company’s common stock at an exercise price of $70.00.

The exercise price and the number of shares for which the Series 1-A and Series 2-A warrants are exercisable for is subject to adjustment under certain anti-dilution and other provisions as defined. As such, as a result of the issuance of additional shares of common stock in the July 2002 rights offering to shareholders other than the Apollo Stockholders at a price below the exercise price of the warrants at the time of the offering, the highest exercise price of the Series 1-A warrants was adjusted from $42.00 to $41.12, and the number of shares of the Company’s common stock issuable upon the exercise of each Series 1-A warrant became a range dependent on the trading price of the Company’s common stock. The number of shares issuable upon the exercise of each Series 1-A warrant ranged from 1.35 shares, if the trading price is equal to or greater than $70.00 per share to 1.379 shares if the trading price was less than or equal to $40.00 per share. The exercise price of the Series 2-A warrants was adjusted from $70.00 to $68.50, and the number of shares of the Company’s common stock issuable upon the exercise of each Series 2-A warrant was adjusted from 0.1 to 0.1022 shares.

As a result of the December 2004 private placement in which additional shares of common stock were sold at a price below the exercise price of the warrants at the time of the placement, the highest exercise price of the Series 1-A warrants was adjusted from $41.12 to $38.48, and the highest number of shares of the Company’s common stock issuable upon the exercise of each Series 1-A warrant was adjusted from 1.379 shares to 1.4737 shares. The exercise price of the Series 2-A warrants was adjusted from $68.50 to $62.69, and the number of

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of the Company’s common stock issuable upon the exercise of each Series 2-A warrant was further adjusted to 0.111665 shares.

On January 2, 2003, pursuant to the settlement of a class action lawsuit, 22,218 Series 1-A warrants and 2,452,509 Series 2-A warrants were cancelled. As of December 31, 2004, the 1,199,007 shares of Series A Preferred Stock are convertible into 1,912,485 shares of common stock, and the 234,633 Series 1-A warrants and the 9,810,033 Series 2-A warrants are exercisable for 345,776 shares and 1,095,436 shares of common stock, respectively. Assuming all the Series A securities are either converted or exercised, as of December 31, 2005, the Apollo Stockholders would own approximately 63% of SkyTerra’s outstanding common stock and 35% of SkyTerra’s outstanding voting power on a fully diluted basis.

At the time of issuance, the Company ascribed value to the Series A securities based on their relative fair value. As such, $29.9 million was allocated to Series A Preferred Stock and the remaining $57.1 million was allocated to the related Series 1-A and Series 2-A warrants. This transaction was accounted for in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features.” Subsequently, dividends have been recorded representing the accrual of the quarterly paid-in-kind dividends and the accretion of the carrying value up to the face redemption over 13 years. For each of the years ended December 31, 2005, 2004 and 2003, such accretion totaled approximately $4.4 million.

(13) Stockholders’ Equity

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

On March 13, 2003, the Company commenced a cash tender offer at a price of $1.00 per share for up to 2,500,000 shares of its outstanding voting common stock. The tender offer expired on April 23, 2003 with 968,398 shares purchased for an aggregate cost, including all fees and expenses applicable to the tender offer, of approximately $1.2 million. The primary purpose of the tender offer was to provide public stockholders with additional liquidity for their shares of common stock, particularly in light of decreased liquidity arising from the decision of Nasdaq to delist the Company’s common stock, and to do so at a premium over the stock price before the tender offer and without the usual transaction costs associated with open market sales. The Apollo Stockholders (as defined in Note 4) did not sell any shares of common stock in the tender offer.

On January 10, 2003, as part of the settlement of a class action lawsuit, the Company issued 357,143 shares of the Company’s common stock to the plaintiff’s counsel as attorney’s fees. During the year ended December 31, 2002, the Company recognized a charge of $0.3 million relating to this settlement based on the $0.25 trading price of the common stock on January 2, 2003, the date the shares were issuable.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to an April 2002 investment agreement, the Apollo Stockholders may exchange shares of non-voting common stock for an equal number of shares of voting common stock if, after giving effect to such exchange, they collectively will own no more than 29.9% of the outstanding voting power of the Company. Following the issuance of common stock in the December 2004 private placement, the Apollo Stockholders’ voting power declined below 29.9%. Accordingly, as of December 31, 2005, the Apollo Stockholders may exchange 656,437 shares of non-voting common stock for an equal number of shares of voting common stock.

In connection with certain acquisitions made in 1999, the former shareholders agreed to indemnify the Company for any losses resulting from a breach of, among other things, their respective representations, warranties and covenants. To secure the indemnification obligations of these shareholders thereunder, 1,336 shares of the Company’s common stock delivered to these shareholders, included as part of the consideration, remain in escrow at December 31, 2005, and the liability of these shareholders under such indemnification obligations is expressly limited to the value of such shares held in escrow. During the year ended December 31, 2004, the Company retired 6,262 shares of its common stock as a reduction of consideration for acquisitions made during 1999 and 2000.

(14) Segment Information

The segment information is reported along the same lines that the Company’s chief operating decision maker reviews the operating results in assessing performance and allocating resources. Accordingly, the Company’s consolidated operations have been classified into four reportable segments: HNS, the MSV Joint Venture, ESP and Parent and other. HNS, which became a reportable segment following the April 2005 acquisition by the Company, is a provider of broadband satellite networks and services to the enterprise market and satellite Internet access to the North American consumer market. The MSV Joint Venture, which became a reportable segment following the November 2004 conversion of the notes receivable into limited partnership interests of the MSV Joint Venture, provides mobile digital voice and data communications services via satellite. ESP, which became a reportable segment following the August 2003 acquisition by the Company, is an engineering services firm with expertise in the design and manufacturing of electronic products and systems across many disciplines of electrical engineering. Parent and other includes the Company, other consolidated entities other than ESP and eliminations. Following the December 2005 decision to discontinue operating AfriHUB, AfriHUB is no longer a reportable segment.

The following table presents certain financial information on the Company’s reportable segments for the year ended December 31, 2005. The HNS column represents the results of operations for the period following the April 22, 2005 acquisition through December 31, 2005. Since our 23% share of the results of MSV Joint Venture’s operations and our 50% share of the results of HNS’ operations are already included in the Parent and Other column, the Eliminate MSV Joint Venture and HNS column removes the results of the MSV Joint Venture and HNS shown in the MSV Joint Venture and HNS columns.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	HNS	MSV Joint Venture	ESP	Parent and Other	Eliminate HNS and MSV Joint Venture	Consolidated
	(in thousands)
Revenues	$583,468	$29,381	$615	$—	$(612,849)	$615
Operating expenses	(516,860)	(68,534)	(592)	(9,322)	585,394	(9,914)

Gain (loss) from operations	66,608	(39,153)	23	(9,322)	(27,455)	(9,299)
Interest (expense) income, net	(22,744)	3,345	(59)	1,495	19,399	1,436
Equity in earnings of Hughes Network Systems, LLC	—	—	—	24,054	—	24,054
Equity in loss of Mobile Satellite Ventures LP	—	—	—	(9,469)	—	(9,469)
Loss on investments in affiliates	—	—	—	(638)	—	(638)
Other income, net	2,707	3,682	65	812	(6,389)	877
Minority interest	—	—	—	1,925	—	1,925

Net income (loss) before taxes, discontinued operations and cumulative effect of change in accounting principle	$46,571	$(32,126)	$29	$8,857	$(14,445)	$8,886

Total assets	$756,524	$216,784	$120	$205,217	$(973,308)	$205,337

The following table presents certain financial information on the Company’s reportable segments as of or for the year ended December 31, 2004. Although the MSV Joint Venture became a reportable segment in November 2004 following the conversion of the notes receivable, the MSV Joint Venture column represents the results of operations for the full year ended December 31, 2004 due to the significance to the Company’s operations. Since our 23% share of the results MSV Joint Venture’s operations for the period following the conversion is already included in the Parent and Other column, the MSV Joint Venture Elimination column removes the full year results of the MSV Joint Venture shown in the MSV Joint Venture column.

	MSV Joint Venture	ESP	Parent and Other	Eliminate MSV Joint Venture	Consolidated
	(in thousands)
Revenues	$29,007	$2,117	$—	$(29,007)	$2,117
Operating expenses	(55,762)	(2,932)	(8,471)	55,762	(11,403)

Loss from operations	(26,755)	(815)	(8,471)	26,755	(9,286)
Interest (expense) income, net	(8,109)	(56)	10,604	8,109	10,548
Equity in loss of Mobile Satellite Ventures LP	—	—	(1,020)	—	(1,020)
Loss on investments in affiliates	(275)	(164)	(1,172)	275	(1,336)
Other income, net	3,623	866	20,164	(3,623)	21,030
Minority interest	—	—	(810)	—	(810)

Net (loss) income before taxes and discontinued operations	$(31,516)	$(169)	$19,295	$31,516	$19,126

Total assets	$246,223	$268	$154,302	$(246,223)	$154,570

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain financial information on the Company’s reportable segments as of or for the year ended December 31, 2003:

	ESP	Parent and Other	Consolidated
Revenues	$699	$—	$699
Operating expenses	(1,412)	(6,234)	(7,646)

Loss from operations	(713)	(6,234)	(6,947)
Interest (expense) income, net	(11)	6,315	6,304
Loss on investments in affiliates	(112)	(292)	(404)
Other income, net	24	220	244
Minority interest	—	(1,126)	(1,126)

Net loss before taxes and discontinued operations	$(812)	$(1,117)	$(1,929)

Total assets	$555	$97,544	$98,099

As of December 31, 2005 and 2004, all of the Company’s long-lived assets were located in the United States.

(15) Discontinued Operations

Rare Medium

At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and the LiveMarket subsidiary was made as a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects. As of December 31, 2005 and 2004, cash of approximately $47,000 and $15,000, respectively, (excluding the $0.3 million of cash collateralizing a letter of credit as of December 31, 2004) was the remaining asset of Rare Medium, Inc. and LiveMarket. As of December 31, 2005 and 2004, the liabilities of these subsidiaries totaled approximately $0.8 million and $2.3 million, respectively, consisting of accounts payable and accrued expenses. As of December 31, 2004, Rare Medium, Inc. held $0.3 million of cash in a certificate of deposit which was maintained as collateral for a letter of credit supporting a lease obligation. The lease obligation and the letter of credit expired during the year ended December 31, 2005, and the collateral was released. For the years ended December 31, 2005, 2004 and 2003, the Company recognized a gain of approximately $1.1 million, nil and $1.2 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

AfriHUB

In April 2004, the Company signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of $1.5 million in cash. AfriHUB planned to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. While establishing centers which provide these services on two university campuses during the fourth quarter of 2004, AfriHUB experienced significant unanticipated delays and costs in opening these facilities, as well as greater price sensitivity within the university communities. As a result, AfriHUB suspended its planned roll out of service to additional campuses and is actively pursuing other opportunities to provide technical training in the Nigerian market, including establishing a facility on a single additional campus.

In connection with the allocation of the purchase price to the fair value of the identifiable net assets acquired, the Company ascribed approximately $0.6 million to a significant contract. This intangible asset was

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

being amortized over the approximate five-year minimum life of the contract, and for the year ended December 31, 2004, such amortization was approximately $34,000. As a result of AfriHUB’s strategy shift, the Company recognized an impairment loss of approximately $0.8 million during the year ended December 31, 2004 relating to this intangible asset and certain building improvements (see Note 1(f)).

In October 2004, AfriHUB agreed to sell membership interests to an unaffiliated third party for approximately $0.5 million in cash (see Note 1(p)). As a result of this sale of membership units, the Company’s ownership of AfriHUB’s outstanding membership interests decreased to approximately 70%.

In August 2005, the Company decided to cease providing funding to AfriHUB. As a result of this decision, the Company evaluated AfriHUB’s long-lived assets for recoverability and determined that the undiscounted cash flows over the remaining expected life of the two established centers was less than the carrying value of the assets relating to those centers. Accordingly, the Company assessed the fair value of these assets by estimating the recoverability of the computers and equipment upon a sale. The Company recognized a non-cash impairment loss relating to the computers and equipment as their carrying value exceeded the fair value by approximately $0.4 million.

In August 2005, AfriHUB’s Nigerian subsidiary borrowed approximately $0.2 million from a Nigerian bank under a term loan to fund the investment necessary to establish a facility on an additional university campus. The short-term borrowing, which is denominated in Nigerian Naira, is due in August 2006 and bears interest at an annual rate of 19% as of December 31, 2005. The interest rate is subject to change based on fluctuations of the bank’s money market rate. The Company has not guaranteed any amounts owed under the short-term borrowing.

In December 2005, the Company decided to discontinue operating AfriHUB and signed a letter of intent to sell its interests in AfriHUB for a promissory note with a principal amount of approximately $0.2 million and a maturity date one year following the execution of definitive documentation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of AfriHUB have been classified as discontinued operations on the accompanying statements of operations and prior period results have been reclassified. For the years ended December 31, 2005 and 2004, AfriHUB’s revenues of approximately $0.3 million and $10,000, respectively, have been included in loss from discontinued operations on the accompanying consolidated statements of operations. The following table presents the major classes of assets and liabilities of AfriHUB which are classified as held for sale on the accompanying consolidated balance sheets:

	December 31,
	2005	2004
	(in thousands)
Assets:
Cash	$74	$25
Other current assets	205	40
Property and equipment	189	566
Other assets	—	15

Total assets	$468	$646

Liabilities
Accounts payable	$210	$169
Accrued liabilities	77	77
Deferred revenue	162	—
Short-term borrowing	76	—

Total liabilities	$525	$246

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) Stock-Based Compensation Plans

The Company provides incentive and nonqualified stock option plans for directors, officers, and key employees of the Company and others. The Company has reserved a total of 2.3 million shares of authorized common stock for issuance under the 1998 Long-Term Incentive Plan (“Stock Incentive Plan”). The Company has options outstanding under the Nonqualified Stock Option Plan, but no new grants are being made under this plan. The number of options to be granted and the option prices are determined by the Compensation Committee of the Board of Directors in accordance with the terms of the plans. Options generally expire five to ten years after the date of grant.

During 1998, the Board of Directors approved the Stock Incentive Plan under which “non-qualified” stock options (“NQSOs”) to acquire shares of common stock may be granted to non-employee directors and consultants of the Company, and “incentive” stock options (“ISOs”) to acquire shares of common stock may be granted to employees. The Stock Incentive Plan also provides for the grant of stock appreciation rights, shares of restricted stock, deferred stock awards, dividend equivalents, and other stock-based awards to the Company’s employees, directors, and consultants. Under the Stock Incentive Plan, the option price of any ISO may not be less than the fair market value of a share of common stock on the date on which the option is granted. The option price of an NQSO may be less than the fair market value on the date the NQSO is granted if the Board of Directors so determines. An ISO may not be granted to a “ten percent stockholder” (as such term is defined in section 422A of the Internal Revenue Code) unless the exercise price is at least 110% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Common stock subject to a restricted stock purchase or a bonus agreement is transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of grant.

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

On October 5, 2001, the Compensation Committee of the Company’s Board of Directors determined that because the outstanding options held by certain executive officers and employees were exercisable at prices that were significantly above prevailing market prices for the Company’s common stock, they no longer provided an adequate level of incentive. Accordingly, to reincentivize certain executive officers and employees of the Company and in recognition of their service to the Company, the Compensation Committee approved the repricing of the exercise prices of options to purchase an aggregate of 32,833 shares of common stock to $1.30 per share, the fair market value at the date of the repricing. On December 21, 2001, the Compensation Committee approved an additional repricing of the exercise prices of options to purchase an aggregate of 40,000 shares of common stock held by non-management directors to $6.00 per share, the fair market value at the date of the repricing. On October 15, 2002, in recognition of the former Chief Executive Officer’s contribution to the Company, among other things, the Compensation Committee of the Company’s Board of Directors approved the repricing of the exercise price of the former Chief Executive Officer’s outstanding options to purchase 140,000 shares of common stock to $0.85, the fair market value at the date of the repricing. As a result of these actions, the Company recorded non-cash compensation expense during the years ended December 31, 2005, 2004 and 2003 of approximately $0.4 million, $2.8 million and $0.1 million, respectively.

Pursuant to the Stock Incentive Plan, the Compensation Committee is required to make an equitable adjustment to the terms of options issued under that plan in the event a special, large and nonrecurring dividend or distribution affects the Company’s common stock such that an adjustment is appropriate in order to prevent

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dilution or enlargement of the rights of the participants under such plan. The Compensation Committee has discretion to make such an adjustment to any option issued under the Stock Incentive Plan by adjusting the number and kind of shares that may be issued in respect of outstanding options or the exercise price relating to such options. Pursuant to this provision, the holders of stock options who are current members of the Company’s management and Board of Directors, as well as a consultant and former directors who were involved with the acquisition of HNS, received an option to purchase one share of Hughes common stock for each option to purchase two shares of the Company’s common stock that they held as of the date of the Distribution. The exercise price and number of shares subject to the Company and Hughes options was adjusted so that the two options have a combined intrinsic value equal to the intrinsic value of the Company option before taking into account the effect of the Distribution. The options are otherwise exercisable on substantially the same terms and conditions set forth in the Stock Incentive Plan. The issuance of such options to purchase Hughes common stock were in lieu of a larger adjustment to the exercise price of the Company options that such holders would have been otherwise entitled had they not received options to purchase Hughes common stock. A reduction in the exercise price (or in some cases, an increase in the number of shares) is the manner in which all other options outstanding under the Stock Incentive Plan were adjusted.

Stock option activity under the various option plans is shown below:

	Weighted Average Exercise Prices	Number of Shares
Outstanding at January 1, 2003	$10.91	923,824
Granted	1.02	235,000
Forfeited	19.38	(37,650)
Exercised	1.30	(4,367)

Outstanding at December 31, 2003	8.58	1,116,807
Granted	3.35	220,000
Forfeited	62.01	(28,081)
Exercised	0.88	(321,966)

Outstanding at December 31, 2004	8.40	986,760
Granted	31.21	152,500
Exercised	2.98	(47,167)

Outstanding at December 31, 2005	$11.81	1,092,093

The following table summarizes weighted-average option price information:

Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$ 0.85 – $ 0.85	288,000	6.18	$0.85	288,000	$0.85
$ 0.91 – $ 1.55	230,000	7.33	$1.02	151,668	$1.02
$ 1.80 – $ 6.00	244,833	6.82	$3.16	124,836	$3.68
$ 6.60 – $38.44	221,867	8.12	$25.95	45,201	$19.82
$51.10 – $95.00	107,393	3.12	$54.80	107,393	$54.80

	1,092,093	6.29	$11.81	717,098	$10.65

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) Related Party Transactions

Hughes Systique

On October 12, 2005, through Hughes, the Company acquired Series A Preferred Shares from Hughes Systique for $3.0 million, representing an ownership of approximately 26% on an undiluted basis. The founders of Hughes Systique include the Chief Executive Officer and President of Hughes, as well as certain current and former employees of HNS, including the Chief Executive Officer and President’s brother. The Chief Executive Officer and President of Hughes and his brother own an aggregate of approximately 21% of Hughes Systique on an undiluted basis.

Separation Agreement

On December 30, 2005, in preparation for the Distribution, the Company and Hughes entered into a Separation Agreement pursuant to which the Company contributed to Hughes, effective December 31, 2005, all of its assets, liabilities and operations other than those associated with the MSV Joint Venture and TerreStar, $12.5 million of cash, cash equivalents and short-term investments and the obligations pursuant to the Series A Preferred Stock. Upon a change of control of the Company, the remaining balance of the $12.5 million of cash at such time, if any, will be transferred to Hughes. The Separation Agreement also provides that Hughes is responsible for paying all fees, costs and expenses directly related to the Distribution, except to the extent such fees have already been paid by the Company. In addition, the Separation Agreement provides for certain indemnifications, tax sharing, consulting services and access to facilities.

Indemnification. The Separation Agreement provides that Hughes will indemnify the Company against losses based on, arising out of or resulting from (i) the ownership or the operation of the assets or properties transferred to Hughes under the Separation Agreement, and the operation or conduct of the business of, including contracts entered into and any activities engaged in by, Hughes, whether in the past or future; (ii) any other activities Hughes engages in; (iii) any guaranty, keepwell, of or by the Company provided to any parties with respect to any of Hughes’s actual or contingent obligations and (iv) certain other matters described in the Separation Agreement. The Separation Agreement provides that the Company will indemnify Hughes against losses based on, arising out of or resulting from the ownership or operation of the assets or properties of the MSV Joint Venture or TerreStar, or the operation or conduct of their businesses, including the contracts entered into by them, and certain other matters described in the Separation Agreement.

Tax sharing agreement. The tax sharing agreement governs the allocation between Hughes and the Company of tax liabilities and related tax matters, such as the preparation and filing of tax returns and tax contests, for all taxable periods. Hughes will generally be responsible for, and indemnify the Company and its subsidiaries against, all tax liabilities imposed on or attributable to (i) Hughes and any of its subsidiaries relating to all taxable periods and (ii) the Company and any of its subsidiaries for all taxable periods or portions thereof ending on or prior to a change of control of the Company, in each case, after taking into account any tax attributes of the Company or any of its subsidiaries that are available to offset such tax liabilities. Notwithstanding the foregoing, Hughes is not responsible for any taxes relating to the MSV Joint Venture, TerreStar or a change of control of the Company. Additionally, under the tax sharing agreement, the Company is responsible for, and indemnifies Hughes and its subsidiaries against, all tax liabilities imposed on or attributable to the MSV Joint Venture and TerreStar relating to all taxable periods, the Company and any of its subsidiaries relating to all taxable periods or portions thereof beginning and ending after a change of control, and any change of control of the Company.

Consulting services. The Company will provide Hughes with the consulting services of its officers, not to exceed an aggregate of 200 hours per month, for a monthly fee of $25,000. Such services may be terminated by either party at any time with or without cause by providing ten business days notice to the non-terminating party.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Access to facilities. The Company will provide Hughes with use of its facilities, including information technology and communications equipment and services at such premises, until the earlier of a change of control of the Company or such other time that the parties mutually agree. In exchange, Hughes will pay the Company $7,500 per month.

Miraxis

In May 2002, the Company acquired ownership interests in Miraxis (see Note 5(c)). Prior to joining the Company, the Company’s Chief Executive Officer and President served as President of Miraxis, a position he continues to hold. The Company’s Chief Executive Officer and President currently holds shares, options and warrants of Miraxis representing approximately 1% of the outstanding ownership interests.

Miraxis License Holdings, LLC (“MLH”) and a subsidiary, entities unaffiliated with Miraxis, other than as described herein, hold the rights to certain orbital slots, one of which Miraxis had the ability to use so long as it implemented its business plan. Miraxis issued 10% of its outstanding common equity on a fully diluted basis to MLH as partial consideration for access to that slot. In addition, Miraxis was required to pay certain royalties to MLH for use of the slot if it ever launched satellites. Miraxis ceased operations during the year ended December 31, 2005 and, accordingly, the arrangement with MLH terminated. Prior to becoming affiliated with the Company, its Chief Executive Officer and President acquired a 2% interest in MLH. In addition, prior to the Company acquiring an interest in Miraxis, an affiliate of the Company’s preferred stockholders acquired an approximate 70% interest in MLH.

Other

During the years ended December 31, 2005 and 2004 and from the August 25, 2003 acquisition through December 31, 2003, ESP recognized revenues totaling approximately $18,000, $0.6 million and $0.3 million, respectively, for services provided to Navigauge and the MSV Joint Venture.

Certain of the Company’s directors and officers serve on the board of directors of affiliates, including the MSV Joint Venture and TerreStar. Such directors and officers have received stock-based compensation from such affiliates for their service. The amount of stock-based compensation received by the Company’s directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ board of directors.

(18) Contingencies and Commitments

Regulatory

In April 2005, the Federal Communications Commission (“FCC”) approved a license application submitted by the Company which provides the Company with access to a satellite orbital slot. To ensure that the Company complies with certain milestones with respect to the construction, launch and initial operation of a satellite in the orbital slot, the FCC requires the Company to maintain a surety bond with an initial amount of $3.0 million. As the milestones are achieved over a five year schedule, the amount of the surety bond will be reduced. To secure the insurance company’s obligation under the surety bond, the Company must maintain a letter of credit in an amount equal to the value of the surety bond. The letter of credit agreement requires the Company to maintain a restricted cash account for 102% of the amount of the letter of credit. As of December 31, 2005, the Company had approximately $3.1 million in the restricted cash account. Restricted cash balances which are expected to be restricted for more than one year have been classified as non-current assets on the accompanying consolidated balance sheets.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

The Company has non-cancelable operating leases with future minimum payments totaling approximately $0.1 million that expire during the year ending December 31, 2006. Excluded from the future minimum lease payments is $1.0 million, net of secured letters of credit issued by the assignee, relating to leases that have been assigned and require no future payments by the Company unless there is a default by the party to which the respective lease has been assigned.

Total expense under operating leases amounted to approximately $0.2 million, $0.3 million and $0.2 million for 2005, 2004 and 2003, respectively.

Litigation

The Company and certain of its subsidiaries (along with the Engelhard Corporation (“Engelhard”)) were parties to an arbitration relating to certain agreements that existed between or among the claimant and ICC Technologies, Inc., the Company’s former name, and the Engelhard/ICC (“E/ICC”) joint venture arising from the desiccant air conditioning business that the Company and its subsidiaries sold in 1998. The claimant sought $8.5 million for (1) its alleged out of pocket losses in investing in certain of E/ICC’s technology; (2) unjust enrichment resulting from the reorganization of E/ICC in 1998; and (3) lost profits arising from the fact that it was allegedly forced to leave the air conditioning business when the E/ICC joint venture was dissolved. On December 30, 2005, the parties to the arbitration executed a definitive binding settlement agreement. Pursuant to the settlement agreement, Engelhard agreed to pay the claimant $0.7 million. In return, the Company and Engelhard exchanged general releases with the claimants, settling the arbitration. In connection with the settlement, the Company and Engelhard exchanged general releases, and the Company reimbursed Engelhard for approximately $0.2 million of the settlement payment.

From time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such additional legal matters will not have a material adverse effect on the Company’s financial position, results of operations or its cash flows.

Other

On May 7, 2004, in connection with services being provided which support the regulatory effort of the MSV Joint Venture, the MSV Investors Subsidiary agreed to pay an unaffiliated consultant a one-time fee of $0.4 million upon a liquidity event, as defined in the agreement. The MSV Investors Subsidiary will recognize an expense related to this fee if and when a liquidity event becomes probable. A consolidation transaction described in Note 3, if such a transaction is consummated, would likely be considered a liquidity event which would require payment of the one-time fee.

(19) Subsequent Events

HNS Acquisition

In January 2006, through Hughes, the Company acquired the remaining 50% of the Class A membership interests of HNS from DTV Networks for $100.0 million in cash. Following closing of the acquisition, Hughes pledged its Class A membership interests of HNS to secure the obligations of HNS under the term indebtedness and serves as the managing member of HNS.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Apollo Loan and Rights Offering

To finance the January 2006 acquisition of the remaining 50% of the Class A membership interests of HNS, Hughes obtained $100.0 million of short-term debt financing from certain of the Apollo Stockholders. Concurrent with the Distribution, Hughes conducted a rights offering to its stockholders in order to repay the short-term debt financing provided by the Apollo Stockholders. In connection with such rights offering, in March 2006, the Apollo Stockholders converted approximately $68.4 million of the short-term debt financing into shares of common stock of Hughes at the $12.75 per share subscription price in the rights offering. The remaining $31.6 million of principal and interest obligations under the short-term debt financing was repaid in cash from the proceeds from the proceeds from the rights offering.

Distribution

On February 21, 2006, the Company completed the Distribution and distributed to each of its stockholders one-half of one share of Hughes common stock for each share of the Company’s common or non-voting common stock held as of the close of business on February 13, 2006 (or, in the case of the Series A Preferred Stock and Series 1-A and 2-A warrants, in accordance with their terms, one-half of one share of Hughes common stock for each share of the Company’s common stock issuable upon conversion or exercise of such preferred stock and warrants held as of the close of business on February 13, 2006).

Series A Preferred Stock Dividend

The terms of the Company’s Series A Preferred Stock provide for dividends of 4.65% of the then current face value to be paid quarterly in arrears. The payment of approximately $1.4 million, for the three months ended December 31, 2005, was declared by the Company’s board of directors on January 30, 2006 and paid on February 2, 2006 and is reflected in the accompanying consolidated financial statements in the carrying amount of the Series A Preferred Stock and in net loss attributable to common stockholders.

SKYTERRA COMMUNICATIONS, INC.

Schedule II—Valuation and Qualifying Accounts

Deductions – Descriptions	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Year
Reserves and allowances deducted from asset accounts:

Allowances for uncollectible accounts receivable

Year ended December 31, 2003	—	$43,672	—	—		$43,672
Year ended December 31, 2004	$43,672	$38,093	—	$(3,915)		$77,850
Year ended December 31, 2005	$77,850	—	—	—		$77,850

Allowances for uncollectible notes receivable

Year ended December 31, 2003	$20,160,774	$1,855,292	—	—		$22,016,066
Year ended December 31, 2004	$22,016,066	—	—	$(22,016,066	)(1)	—
Year ended December 31, 2005	—	—	—	—		—

(1)	Relates to adjustment to reserve for note receivable from Motient Corporation as a result of repayment of amounts owed thereunder.

Report of Independent Auditors

General Partner and Unit Holders

Mobile Satellite Ventures LP

We have audited the accompanying consolidated balance sheets of Mobile Satellite Ventures LP (a Delaware limited partnership) (the Company) as of December 31, 2004 and 2005, and the related consolidated statements of operations, partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Satellite Ventures LP at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 2005 the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities.

/s/ Ernst & Young LLP

McLean, Virginia

February 22, 2006

Mobile Satellite Ventures LP

Consolidated Balance Sheets

(In Thousands)

	December 31
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$129,124	$59,925
Investments	—	52,278
Restricted cash	75	1,664
Accounts receivable, net of allowance of $70 and $103	3,344	3,370
Management fee due from TerreStar	—	769
Inventory	698	710
Prepaid expenses and other current assets	782	1,090
TerreStar assets, discontinued	5,955	—
Total current assets	139,978	119,806
Restricted cash, long-term	—	4,600
Property and equipment, net	14,054	10,600
Intangible assets, net	71,506	61,958
Goodwill	16,495	16,936
Other assets	85	2,884
TerreStar assets, discontinued	4,105	—

Total assets	$246,223	$216,784

Liabilities and partners’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,171	$6,974
Vendor note payable, current portion	206	225
Deferred revenue, current portion	4,882	4,538
Other current liabilities	65	74
TerreStar liabilities, discontinued	549	—

Total current liabilities	11,873	11,811
Deferred revenue, net of current portion	20,690	23,243
Vendor note payable, net of current portion	696	470

Total liabilities	33,259	35,524
Commitments and contingencies
Partners’ equity:
MSV general partner	—	—
MSV limited partners	217,643	186,803
Deferred compensation	(4,185)	(4,420)
Accumulated other comprehensive loss	(494)	(1,123)

Total partners’ equity	212,964	181,260

Total liabilities and partners’ equity	$246,223	$216,784

See accompanying notes.

Mobile Satellite Ventures LP

Consolidated Statements of Operations

(In Thousands)

	Year ended December 31
	2003	2004	2005
Revenues:
Services and related revenues	$25,536	$26,664	$27,200
Equipment sales and other revenues	1,588	2,343	2,181

Total revenues	27,124	29,007	29,381
Operating expenses:
Satellite operations and cost of services (exclusive of depreciation and amortization shown separately below)	15,640	16,618	14,264
Next generation expenditures (exclusive of depreciation and amortization shown separately below)	4,268	8,593	18,516
Sales and marketing	1,973	4,762	4,093
General and administrative	4,319	7,350	15,552
Depreciation and amortization	17,928	18,439	16,109

Total operating expenses	44,128	55,762	68,534

Loss from continuing operations before other income (expense)	(17,004)	(26,755)	(39,153)
Other income (expense):
Rights and services fee from MSV Canada	3,200	3,568	—
Equity in losses of MSV Canada	(1,030)	(275)	—
Interest income	41	442	3,490
Interest expense	(9,616)	(8,551)	(145)
Management fee from TerreStar	—	—	3,621
Other income, net	737	55	61

Loss from continuing operations before cumulative effect of change in accounting principle	(23,672)	(31,516)	(32,126)
Loss from TerreStar discontinued operations	(4,328)	(1,939)	(9,553)

Loss before cumulative effect of change in accounting principle	(28,000)	(33,455)	(41,679)
Cumulative effect of change in accounting principle	—	—	724

Net loss	$(28,000)	$(33,455)	$(40,955)

See accompanying notes.

Mobile Satellite Ventures LP

Consolidated Statements of Partners’ Equity (Deficit)

(In Thousands, except number of units)

	General Partner		Limited Partners		Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity (Deficit)	Comprehensive Loss
	Number of Units	Amount	Number of Units	Amount
Balance, December 31, 2002	—	$—	16,642,732	$23,259	$—	$7	$23,266
Issuance of MSV Class A Preferred Units	—	—	573,951	3,700	—	—	3,700
Net loss	—	—	—	(28,000)	—	—	(28,000)	$(28,000)
Change in market value of derivative instruments	—	—	—	—	—	82	82	82
Foreign currency translation adjustment	—	—	—	—	—	(32)	(32)	(32)

Balance, December 31, 2003	—	—	17,216,683	(1,041)	—	57	(984)
Total, year ended December 31, 2003								$(27,950)

Issuance of MSV Class A Preferred Units	—	—	2,735,317	17,633	—	—	17,633
Conversion of Notes	—	—	9,911,234	84,922	—	—	84,922
Issuance of MSV Common Units	—	—	4,923,599	145,000	—	—	145,000
Issuance of stock options	—	—	—	4,680	(4,680)	—	—
Amortization of deferred compensation	—	—	—	—	495	—	495
Distribution of warrant in subsidiary	—	—	—	(96)	—	—	(96)
Net loss	—	—	—	(33,455)	—	—	(33,455)	$(33,455)
Change in market value of derivative instruments	—	—	—	—	—	(45)	(45)	(45)
Foreign currency translation adjustment	—	—	—	—	—	(506)	(506)	(506)

Balance, year ended December 31, 2004	—	—	34,786,833	217,643	(4,185)	(494)	212,964
Total, year ended December 31, 2004								$(34,006)

Issuance of stock options	—	—	—	8,717	(8,717)	—	—
Amortization of deferred compensation	—	—	—	—	8,369	—	8,369
Distribution to unit holders for TerreStar	—	—	—	869	113	—	982
Exercise of employee options	—	—	86,852	529	—		529
Net loss	—	—	—	(40,955)	—	—	(40,955)	$(40,955)
Change in market value of derivative instruments	—	—	—	—	—	(37)	(37)	(37)
Foreign currency translation adjustment	—	—	—	—	—	(592)	(592)	(592)

Balance, December 31, 2005	—	$—	34,873,685	$186,803	$(4,420)	$(1,123)	$181,260

Total, year ended December 31, 2005								$(41,584)

See accompanying notes.

Mobile Satellite Ventures LP

Consolidated Statements of Cash Flows

(In Thousands)

	Year ended December 31
	2003	2004	2005
Operating activities
Net loss	$(28,000)	$(33,455)	$(40,955)
Loss from TerreStar discontinued operations	4,328	1,939	9,553

Loss from continuing operations	(23,672)	(31,516)	(31,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
TerreStar discontinued operations	(1,755)	(7,236)	113
Cumulative effect of change in accounting principle	—	—	(724)
Depreciation and amortization	17,928	18,439	16,109
Equity in losses of MSV Canada	1,030	275	—
Amortization of deferred compensation	—	495	8,369
Changes in operating assets and liabilities:
Accounts receivable	(1,062)	917	53
Management fee due from TerreStar	—	—	(769)
Inventory	712	708	(12)
Prepaid expenses and other assets	(938)	333	(3,478)
Accounts payable and accrued expenses	307	2,765	672
Other current liabilities	(752)	(120)	9
Accrued interest	7,385	(12,589)	—
Deferred revenue	1,274	(2,677)	(988)

Net cash provided by (used in) operating activities	457	(30,206)	(12,048)
Investing activities
Purchase of Motient Satellite business, net of cash acquired	(2,200)	—	—
Purchase of property and equipment	(967)	(344)	(294)
Purchase of intangible assets and other assets	—	(500)	—
Restricted cash	579	(1)	(6,134)
Purchase of investments	—	—	(52,278)
Investing activities of TerreStar discontinued operations	(1,944)	(3,791)	—

Net cash used in investing activities	(4,532)	(4,636)	(58,706)
Financing activities
Proceeds from issuance of Class A Preferred Units	3,700	17,633	—
Proceeds from issuance of Common Units	—	145,000	529
Principal payment on notes payable to investors	(1,575)	(2,370)	—
Principal payment on vendor note payable	—	—	(206)
Financing activities of TerreStar discontinued operations	—	4	—

Net cash provided by financing activities	2,125	160,267	323
Effect of exchange rates on cash and cash equivalents	134	(66)	1,232

Net (decrease) increase in cash and cash equivalents	(1,816)	125,359	(69,199)
Cash and cash equivalents, beginning of period	5,581	3,765	129,124
Cash and cash equivalents, end of period	$3,765	$129,124	$59,925

Supplemental information
Cash paid for interest	$2,125	$21,395	$102

Distribution of TerreStar	$—	$—	$869

Non-cash financing information
Equipment obtained through issuance of vendor note	$1,029	$—	$—

Conversion of Notes	$—	$84,922	$—

See accompanying notes.

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

1. Organization and Business

Mobile Satellite Venture LP’s predecessor company, Motient Satellite Ventures LLC, was organized as a limited liability company pursuant to the Delaware Limited Liability Company Act on June 16, 2000, by Motient Corporation (Motient). On December 19, 2000, Motient Satellite Ventures LLC changed its name to Mobile Satellite Ventures LLC (MSV LLC). On November 26, 2001, MSV LLC was converted into a limited partnership, Mobile Satellite Ventures LP (MSV or the Company), subject to the laws of the state of Delaware. Concurrent with such conversion, the Company acquired certain assets and liabilities of the Motient and TMI Communications LP (TMI) satellite businesses. In connection with its purchase of TMI’s satellite business, the Company acquired a 20% equity interest in Mobile Satellite Ventures (Canada) Inc. (MSV Canada) and a 33 1/3% equity interest in Mobile Satellite Ventures Holdings (Canada) Inc. (MSV Canada Holdings). In February 2002, the Company established TerreStar Networks Inc. (TerreStar), a wholly owned subsidiary, to develop business opportunities related to the planned receipt of certain licenses in the S-band radio frequency band (see Note 10). On May 11, 2005, holders of the Company’s Limited Partnership units exercised previously distributed rights to acquire all of the shares of TerreStar owned by the Company. As a result of this transaction, TerreStar is no longer a subsidiary of the Company. The assets and liabilities and operating performance of the TerreStar business are classified as TerreStar discontinued operations in the accompanying consolidated financial statements (see Note 10).

The Company provides mobile satellite and communications services to individual and corporate customers in the United States and Canada via its own satellite and leased satellite capacity. The Company’s operations are subject to significant risks and uncertainties including technological, competitive, financial, operational, and regulatory risks associated with the wireless communications business. Uncertainties also exist regarding the Company’s ability to raise additional debt and equity financing and the ultimate profitability of the Company’s proposed next generation integrated network. The Company will require substantial additional capital resources to construct its next generation integrated network.

The Company’s current operating assumptions and projections, which reflect management’s best estimate of future revenue, capital commitments, and operating expenses, indicate that anticipated operating expenditures through 2006 can be met by cash flows from operations and available working capital; however, the Company’s ability to meet its projections is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate. If the Company’s cash requirements are more than projected, the Company may require additional financing.

The type, timing, and terms of financing, if required, selected by the Company will be dependent upon the Company’s cash needs, the availability of financing sources, and the prevailing conditions in the financial markets. There can be no assurance that such financing will be available to the Company at any given time or available on favorable terms.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements as of December 31, 2004 and 2005, and for the years ended December 31, 2003 and 2004, include the accounts of the Company and its majority owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States (GAAP). The consolidated financial statements as of December 31, 2005 include the accounts of the Company and its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary, in accordance with GAAP. All intercompany accounts are eliminated upon consolidation.

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the consolidated financial statements include management’s judgments regarding the allowance for doubtful accounts, reserves for inventory, future cash flows expected from long-lived assets, accrued expenses, and the fair value of the Company’s partnership units for purposes of accounting for options. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include investments such as money market accounts with an original maturity of three months or less.

Investments

The Company’s investments are all either United States Treasury securities or obligations of United States government agencies, with original maturities of not more than 12 months. All of the Company’s investments are considered held-to-maturity and are reported at amortized cost. The following is a summary of our held-to-maturity securities (in thousands):

December 31 2005
Amortized cost and net carrying amount	$52,278
Gross unrealized loss	(57)

Estimated fair value	$52,221

Restricted Cash

In connection with the purchase of the satellite business in 2001, the Company retained a portion of the purchase price, which was restricted to pay Motient’s rent obligation to the Company for the lease of office space in the Company’s headquarters and to ensure the provision of certain services to the Company by Motient under a transition services agreement. During the year ended December 31, 2003, approximately $531,000 was used to satisfy Motient’s obligations under its sublease with the Company, and approximately $51,000 was remitted to Motient for services provided to MSV. As of December 31, 2004, the restricted cash balance for this purpose was $74,000. During March, 2005, all obligations under this transition services agreement were satisfied and all remaining funds were released to Motient and MSV.

On January 10, 2005, and on May 23, 2005, the Federal Communication Commission’s (FCC) International Bureau authorized MSV to launch and operate new L-Band mobile satellite services (MSS) systems that will occupy orbital locations that are in addition to the Company’s existing orbital slots, and satellites. The International Bureau requires all grants for new systems to be supported by a performance bond. In accordance with this requirement, the Company secured a five-year, $3.0 million bond for each satellite system. The bonds are fully collateralized by a $3.0 million letter of credit for each bond, secured by $6.0 million cash on deposit, which is reflected as restricted cash in the accompanying consolidated balance sheet as of December 31, 2005.

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

Inventory

Inventories consist of finished goods that are communication devices and are stated at the lower of cost or market, average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes, and records a charge to current-period income when such factors indicate that a reduction in net realizable value has occurred.

Property and Equipment

Property and equipment acquired in business combinations are recorded at their estimated fair value on the date of acquisition. Purchases of property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives, ranging from three to ten years. The Company capitalized $1.8 million related to a ground station to which it does not yet hold legal title. Title will pass to the Company upon completion of all payments for that equipment under the related vendor note payable (see Note 5). As of December 31, 2005 the cost, net of accumulated depreciation related to this equipment, was $1.4 million. During the year ended December 31, 2004, MSV initiated inclined orbit of the MSAT-2 satellite, effectively extending its fuel life. In March 2005, the Company completed a formal evaluation of the impact of this action and concluded that the satellite’s useful life had been extended by approximately five years to December 2010. The depreciable life of this satellite was extended by five years on a prospective basis. This change in estimate decreased the net loss for the year ended December 31, 2005, by approximately $4.1 million.

Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining lease term.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property and equipment and intangible assets other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. No impairment charges were recorded related to the continuing operations of the Company in the years ended December 31, 2003, 2004, or 2005. The Company’s estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced significantly in the future. As a result, the carrying amount of long-lived assets may be reduced in the future.

Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, requires the use of a non-amortization approach to account for purchased goodwill. Under a non-amortization approach, goodwill is not amortized into results of operations, but instead is reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is determined to be more than its estimated fair value. The Company performs its annual impairment test on December 31 or when certain triggering events occur. No impairment charges were recorded in the years ended December 31, 2003, 2004, or 2005.

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company maintained cash balances at financial institutions that exceeded federally insured limits as of December 31, 2004 and 2005. The Company maintains its cash and cash equivalents at high-credit-quality institutions, and as a result, management believes that credit risk related to its cash is not significant.

The Company generally grants credit to customers on an unsecured basis. The Company performs ongoing evaluations of probability of collection of amounts owed to the Company. The Company records an allowance for doubtful accounts equal to the amount estimated to be potentially uncollectible.

The Company’s significant customers, as measured by percentage of total revenues, were as follows:

	Year ended December 31
	2003	2004	2005
Customer A	12%	*	*
Customer B	11%	*	*
Customer C	13%	14%	12%

The Company’s significant customers, as measured by percentage of total accounts receivable, were as follows:

	December 31
	2004	2005
Customer B	12%	*
Customer C	12%	*
Customer D	11%	*

*	Customer did not represent more than 10% for the period presented.

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosures regarding the fair value of certain financial instruments. The carrying amount of the Company’s cash and cash equivalents, investments, restricted cash, accounts receivable, accounts payable, and accrued expenses approximates their fair value because of the short-term maturity of these instruments. The fair value of the vendor note payable approximates fair value as of December 31, 2005.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans using the fair value method. The Company accounts for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. The Company recognizes compensation expense on a straight-line basis over the vesting period. The Company accounts for stock-based compensation awarded to non-employees as prescribed in SFAS No. 123.

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

The following illustrates the effect on net loss if the Company had applied the fair value method of SFAS No. 123 (in thousands):

	Year ended December 31
	2003	2004	2005
Net loss, as reported	$(28,000)	$(33,455)	$(40,955)
Add stock-based compensation included in reported net loss	—	495	8,482
Stock-based compensation expense determined under fair value method	(1,080)	(1,952)	(10,709)

Pro forma net loss	$(29,080)	$(34,912)	$(43,182)

The weighted-average fair value of unit options granted during the years ended December 31, 2003, 2004, and 2005 was $0.91, $4.61, and $11.11, respectively. The fair value of the options granted was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31
	2003	2004	2005
Expected life	5	5	5
Risk-free rate	3.16%	3.31%	2.91%
Volatility	0%	0%	0%
Dividend yield	0%	0%	0%

Revenue Recognition

The Company generates revenue primarily through the sale of wireless airtime service and equipment. The Company recognizes revenue when the services are performed or delivery has occurred, evidence of an arrangement exists, the fee is fixed and determinable, and collectibility is probable. The Company receives activation fees related to initial registration for retail customers. Revenue from activation fees is deferred and recognized ratably over the customer’s contractual service period, generally one year. The Company records equipment sales upon transfer of title and accordingly recognizes revenue upon shipment to the customer.

Next Generation Expenditures

The Company classifies costs it incurs related to the financing, development and deployment of its next generation integrated network as next generation expenditures in the accompanying consolidated statements of operations in order to distinguish these costs from the costs related to its existing satellite-only MSS. Next generation expenditures include costs associated with the Company’s next generation integrated network as follows (in thousands):

	Year ended December 31
	2003	2004	2005
Employee-related costs	$2,270	$3,425	$6,918
Research and development expenses	—	769	5,010
Professional and consulting expenses	833	2,663	3,941
Legal and regulatory fees	944	1,053	1,413
Patent costs and fees	221	683	1,234

Total next generation expenditures	$4,268	$8,593	$18,516

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

Income Taxes

As a limited partnership, the Company is not subject to income tax directly. Rather, each unit holder is subject to income taxation based on the unit holder’s portion of the Company’s income or loss as defined in the limited partnership agreement. The Company’s Canadian subsidiary and MSV Canada are taxed as corporations in Canada, and as such, are subject to entity-level tax (see Note 11).

Foreign Currency and International Operations

The functional currency of the Company’s Canadian subsidiary and MSV Canada is the Canadian dollar. The financial statements of these companies are translated to United States dollars using period-end rates for assets and liabilities, and period-average rates for revenues and expenses. The impact of translation is included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. In addition, the Company realized foreign exchange transaction gains, which are a component of other income in the accompanying consolidated statements of operations. For the years ended December 31, 2003, 2004, and 2005, foreign exchange transaction gains were approximately $445,000, $41,000, and $23,000, respectively.

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current-period income (loss) unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity and subsequently recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs.

In the normal course of business, the Company is exposed to the impact of fluctuations in the exchange rate of the Canadian dollar. The Company limits this risk by following an established foreign currency financial management policy. This policy provides for the use of forward and option contracts, which limit the effects of exchange rate fluctuations of the Canadian dollar on financial results. The Company does not use derivatives for trading or speculative purposes. As of December 31, 2003, 2004, and 2005, the Company hedged portions of its forecasted expenses and equipment purchases, payable in Canadian dollars or Euros, totaling approximately $2.8 million, $923,000, and $1.2 million, respectively, by entering into forward contracts and option contracts. In general, these contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception. All derivatives held by the Company satisfy the hedge criteria of SFAS No. 133. The Company’s unrealized gains on these contracts were $81,000, $36,000, and $0 as of December 31, 2003, 2004, and 2005, respectively, which are reflected as a component of accumulated other comprehensive income and an asset within prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are included in comprehensive income, but excluded from net income. For the period presented, the elements within other comprehensive income, net of tax, consisted of foreign currency translation adjustments and the changes in the market value and expiration of the Company’s derivative instruments.

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

The components of accumulated other comprehensive income was as follows (in thousands):

	December 31
	2004	2005
Unrealized gain in market value of derivative instruments	$37	$—
Foreign currency translation adjustment	(531)	(1,123)

Accumulated other comprehensive loss	$(494)	$(1,123)

Investments in MSV Canada and MSV Canada Holdings

For the years ended December 31, 2003 and 2004, the Company accounted for its equity investments in MSV Canada and MSV Canada Holdings pursuant to the equity method of accounting. The carrying value of these investments was $0 at each balance sheet date. Because the Company is obligated to provide working capital financial support to MSV Canada, and rights and services to MSV Canada, the Company recorded losses related to such funding as equity in losses of MSV Canada in the accompanying consolidated statements of operations.

In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that is unable to make significant decisions about its activities, or (3) has a group of equity owners that does not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

FIN 46 was effective immediately for VIEs created after January 31, 2003, and was effective January 1, 2005, for VIEs created before February 1, 2003. The provisions of FIN 46, as revised, were adopted as of January 1, 2005, for the Company’s interest in MSV Canada, which was created prior to February 1, 2003.

The Company determined that it is the primary beneficiary of MSV Canada as a result of its direct and indirect ownership interests in MSV Canada, its obligation to fund MSV Canada, and the rights and services and capacity agreements between the Company and MSV Canada. The Company is obligated, by contract, to fund MSV Canada. This obligation continues indefinitely, but may terminate upon written agreement between the Company and MSV Canada, or upon one party becoming the beneficial owner of all of the shares of MSV Canada.

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

In accordance with the transition provisions of FIN 46, the assets, liabilities, and noncontrolling interests of newly consolidated VIEs such as MSV Canada were initially recorded at the amounts at which they would have been carried in the consolidated financial statements if FIN 46 had been effective when the Company first met the conditions to be the primary beneficiary of the VIE. The assets, as consolidated by MSV, of MSV Canada consist primarily of its satellite, which has a carrying value of approximately $1.3 million at December 31, 2005 and is included in property, plant, and equipment in the Company’s consolidated balance sheet. The consolidated liabilities of MSV Canada consist primarily of its deferred revenue, which has a carrying value of approximately $1.4 million at December 31, 2005 and is included in deferred revenue in the Company’s consolidated balance sheet.

The difference between the net amount added to the Company’s consolidated balance sheet related to MSV Canada and the Company’s previously recognized interest in MSV Canada represented a gain of approximately $724,000 and was recognized as a cumulative effect of change in accounting principle during the year ended December 31, 2005. The adoption of FIN 46 on January 1, 2005 also increased total assets by approximately $3.3 million and total liabilities by approximately $2.6 million. Prior periods were not restated. Had FIN 46 been applied retroactively, the impact on prior periods would not have been material. Neither the assets nor liabilities of MSV Canada have been reported in any of the Company’s financial statements prior to January 1, 2005.

Recent Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will be required to adopt SFAS No. 123(R) using the prospective method, as the Company used the minimum-value method for disclosure purposes. The new standard will be effective for the Company for the year beginning January 1, 2006. As the Company currently accounts for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS No. 123(R) will have an impact on the Company’s results of operations. However, the extent of impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

3. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill arose primarily as a result of the Company’s 2001 acquisitions of the Motient and TMI satellite businesses. These transactions were accounted for using the purchase method of accounting. At the time of the acquisition, the Company allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values. In addition, under the terms of the purchase agreement, during 2003, the Company paid $2.2 million in contingent consideration to Motient for the provision of services to a customer under a contract assumed by the Company. This payment was accounted for as contingent consideration and was included in the determination of the purchase price when paid to Motient.

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

The Company’s identifiable intangible assets consist of the following (in thousands):

	December 31
	2004	2005
Customer contracts	$18,178	$18,219
Next generation intellectual property	82,600	82,600

	100,778	100,819
Accumulated amortization	(29,272)	(38,861)

Intangible assets, net	$71,506	$61,958

Customer contracts are amortized over a period ranging from 4.5 to 5 years. Next generation intellectual property is amortized over periods ranging from 4.5 to 15 years. During the years ended December 31, 2003, 2004, and 2005, the Company recorded approximately $9.4 million, $9.5 million, and $9.5 million, respectively, of amortization expense related to these intangible assets. The Company’s next generation intellectual property consists of a combination of licenses and contractual rights to various authorizations, various applications, certain technology, and certain other rights. The changes in the recorded balance of goodwill and customer contracts are primarily the result of the fluctuation of the exchange rate between the United States dollar and Canadian dollar.

Future amortization of intangible assets is as follows as of December 31, 2005 (in thousands):

2006	$7,512
2007	5,585
2008	5,585
2009	5,474
2010	5,474
Thereafter	32,328

$61,958

4. Balance Sheet Details

Property and equipment consisted of the following (in thousands):

	December 31
	2004	2005
Space and ground segments	$40,578	$48,510
Office equipment and furniture	927	958
Leasehold improvements	435	493

	41,940	49,961
Accumulated depreciation	(27,886)	(39,361)

Property and equipment, net	$14,054	$10,600

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31
	2004	2005
Accounts payable	$2,448	$2,342
Accrued expenses	1,369	1,738
Accrued compensation and benefits	2,012	2,502
Accrued interest	342	392

Total accounts payable and accrued expenses	$6,171	$6,974

5. Long-Term Debt

Notes Payable

In November 2001, the Company issued $55.0 million of Convertible Notes and $26.5 million of Non-Convertible Notes (collectively, the Notes) to finance the acquisitions of the Motient and TMI satellite businesses. In August 2002, the Company issued an additional $3.0 million of Convertible Notes. The Notes were scheduled to mature on November 26, 2006, and bore interest at 10% per annum, compounded semiannually and payable at maturity. In August 2003, the Company repaid approximately $1.6 million of the principal, and all of the accrued interest of approximately $2.1 million, on one of the Non-Convertible Notes.

In April 2004, the Company made payments totaling approximately $2.4 million for principal and $2.6 million for accrued interest, on the Non-Convertible Notes. In November 2004, $25.9 million of Non-Convertible Notes and accrued interest were exchanged for 878,115 Common Units of MSV. The principal balance of $22.6 million and accrued interest of $3.3 million were exchanged for 765,843 and 112,272 Common Units, respectively, and approximately $56,000 of accrued interest was paid in cash.

At the same time, $58.0 million of Convertible Notes were converted into 8,997,074 Class A Preferred Units at a rate of $6.45 per unit. At the date of the transaction, accrued interest on the Convertible Notes was approximately $19.2 million, of which $18.2 million was paid in cash and $1.0 million was exchanged for 36,045 Common Units (see Note 6). At the completion of this transaction, all outstanding principal and interest obligations on the Notes were extinguished.

Vendor Note Payable

In February 2003, the Company entered into an agreement with a satellite communications provider that is a related party (the Vendor) for the construction and procurement of a ground station. The Vendor provided financing for this project totaling approximately $1.0 million at an interest rate of 9.5%. Future payments on the Vendor note payable as of December 31, 2005, are as follows (in thousands):

2006	$279
2007	279
2008	233
Total future payments	791
Less: interest	(96)
Principal portion	695
Less: current portion	(225)

Long-term portion of vendor note payable	$470

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

6. Partners’ Equity

Pursuant to the Limited Partnership Agreement of the Company, the partners’ interests in the Company consisted of MSV Common Units and MSV Class A Preferred Units. The Company’s general partner, Mobile Satellite Ventures GP Inc., a Delaware corporation, has no economic interest in the Company and is owned by the Company’s limited partners in proportion to their fully diluted interests in the Company.

Profits and losses are allocated to the partners in proportion to their economic interests. Losses allocated to any partner for any fiscal year will not exceed the maximum amount of losses that may be allocated to such partner without causing such partner to have an adjusted capital account deficit at the end of such fiscal year. Any losses in excess of this limitation shall be specially allocated solely to the other partners. Thereafter, subsequent profits shall be allocated to reverse any such losses specially allocated pursuant to the preceding sentence. Except for certain capital proceeds and upon liquidation, the Company shall make distributions as determined by the Board of Directors to the partners in proportion to their respective percentage interests. Upon dissolution of the Company, a liquidating trustee shall be appointed by the Board, or under certain circumstances, the required investor majority, as defined, who shall immediately commence to wind up the Company’s affairs. The proceeds of liquidation shall be distributed in the following order:

•	First, to creditors of the Company, including partners, in the order provided by law

•	Thereafter, to the partners in the same order as other distributions

The Class A Preferred Units and Common Units had many of the same rights and privileges, except the Class A Preferred Units had preference over the Common Units in receiving proceeds resulting from a distribution of assets in certain circumstances.

In August 2003, the Company received $3.7 million in exchange for the issuance of 573,951 Class A Preferred Units at $6.45 per unit. In March 2004, the Company received $17.6 million in exchange for the issuance in April 2004 of 2,735,317 Class A Preferred Units. In November 2004, the Company’s limited partnership agreement was amended to eliminate the distinction between Class A Preferred and Common Units; all Class A Preferred Units were converted to Common Units. Also in November 2004, the Company received $145.0 million in proceeds from its existing investors in exchange for the issuance of 4,923,599 Common Units. Concurrently, $25.9 million of Non-Convertible Notes and accrued interest was exchanged for 878,115 Common Units. The principal balance of $22.6 million and accrued interest of $3.3 million were exchanged for 765,843 and 112,272 Common Units, respectively, and approximately $56,000 of accrued interest were paid in cash. Additionally, $58.0 million of Convertible Notes were converted into 8,997,074 Common Units in accordance with their terms. At the date of the transaction, accrued interest on the Convertible Notes was approximately $19.2 million, of which $18.2 million was paid in cash and $1.0 million was exchanged for 36,045 Common Units.

7. Unit and Stock Option Plan

In December 2001, the Company adopted a unit option incentive plan (Unit Option Incentive Plan), which allows for the granting of options and other unit based awards to employees and directors upon approval by the Board of Directors. Options to acquire units generally vest over a three-year period and have a 10-year life. As of February 2006, the total options or other unit based awards available for grant were 6.5 million.

Beginning in July 2004, the Company granted options with exercise prices at less than the estimated fair market value of the related units on the option’s grant date, for which the intrinsic value is recorded as deferred compensation. The deferred compensation is amortized over the options’ vesting period.

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

Determining the fair value of units underlying employee options (Limited Investor Units) requires complex and subjective judgments. We utilized the market approach to estimate the fair value of Limited Investor Units at each date on which options were granted. The market approach uses an analysis of the observable market price of equity instruments for companies with similar assets and businesses. We estimated the value of a Limited Investor Unit based on the values implied for partnership units (Common Units) held by limited partners, which hold significant interests in the Company, and whose equity securities are publicly traded. In order to derive the amount of the publicly traded security’s value attributable to the Common Units, we used the market approach to estimate the value of other equity investments and assets owned by the respective limited partner, and therefore included in the public equity value of those securities. We made adjustments to account for the differences in volatility and liquidity between the publicly traded reference securities and a private Common Unit. We determined the estimated value of a Limited Investor Unit by making further adjustments to account for differences in rights attributable to a Common Unit as compared to those of a Limited Investor Unit. There is inherent uncertainty in making these estimates.

During 2005, the Company’s Compensation Committee of the Board of Directors determined that a “Change of Control” of the Company, as defined in the Unit Option Incentive Plan, occurred. This interpretation was related to Motient’s acquisition, in February 2005, of MSV interests previously held by other MSV limited partners. This Change of Control in turn triggered the acceleration of vesting of all of the Company’s then outstanding options that were subject to accelerated vesting, and recognition as additional compensation expense of approximately $3.8 million of previously deferred compensation expense associated with these options in the year ended December 31, 2005.

	Options to Acquire Units	Weighted- Average Exercise Price
Options outstanding at December 31, 2002	1,388,500	$6.45
Granted	1,621,500	6.45
Canceled	(115,833)	6.45

Options outstanding at December 31, 2003	2,894,167	6.45
Granted	1,497,750	6.81
Canceled	(78,334)	6.45

Options outstanding at December 31, 2004	4,313,583	6.58
Granted	866,000	22.43
Canceled	(110,333)	8.95
Exercised	(82,045)	6.45

Options outstanding at December 31, 2005	4,987,205	9.49

At December 31, 2004 and 2005, 1,807,167 and 3,596,896 options, respectively, were exercisable. The following table summarizes the weighted-average option information as of December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number Exercisable
$6.45	4,363,705	7.30	$6.45	3,542,396
$29.45	592,500	9.43	$29.45	54,500
$56.33	31,000	9.92	$56.33	—

$6.45-$56.33	4,987,205	7.12	$9.49	3,596,896

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

8. Related Party Transactions

During the years ended December 31, 2003, 2004, and 2005, the Company incurred approximately $151,000, $1,000, and $0 of administrative expenses related primarily to services provided by Motient. In addition, the Company provided facilities-related services to Motient of approximately $134,000 during the year ended December 31, 2003.

The Company has a rights and services agreement with MSV Canada, under which the Company provides various technical support and other services to MSV Canada, such as allowing access to its intellectual property; providing voice- and data-switching capabilities; providing backup, restoral, and emergency spectrum and satellite capacity; and providing accounting, customer service, and billing services. The Company also leases satellite capacity from MSV Canada pursuant to a lease agreement. The term of the lease extends for 25 years and may be terminated by the Company with one year’s notice or by either party in certain circumstances. The amount of the lease payments is determined by the parties periodically based upon the amount of capacity usage by the Company and market rates. Prior to consolidating MSV Canada in 2005 (see Note 2), the capacity fee was included in the satellite operations cost in the accompanying consolidated income statement. During the years ended December 31, 2003, 2004, and 2005, the capacity fee paid by the Company to MSV Canada was approximately $4.9 million, $5.8 million and $6.3 million, respectively. The rights and services fee received by the Company from MSV Canada during the years ended December 31, 2003, 2004 and 2005 was $3.2 million, $3.6 million and $4.5 million, respectively.

During the years ended December 31, 2003, 2004, and 2005, the Company incurred approximately $36,000, $193,000, and $159,000 respectively, of consulting expenses for services provided by a company controlled by a former limited partner and former member of the Company’s general partner’s board of directors. Certain of the Company’s intellectual property was acquired by assignment from entities controlled by this former limited partner of the Company and former member of the Company’s general partner’s board of directors. In certain circumstances where the Company generates royalties from licensing its ancillary terrestrial component (ATC) intellectual property to third parties, the Company may be required to share a portion of such royalty payments with such person and/or related entities.

During the years ended December 31, 2003, 2004 and 2005, the Company incurred approximately $—, $2.5 million and $1.3 million, respectively, of expenses for services provided by Hughes Network Systems LLC. During the years ended December 31, 2003, 2004, and 2005, the Company purchased certain services from Electronic System Products, Inc. of approximately $—, $210,000, and $11,000, respectively. Hughes Network Systems LLC and Electronic System Products, Inc., were controlled by SkyTerra Communications, Inc., which indirectly holds limited partnership units in the Company. SkyTerra Communications, Inc., is controlled by Apollo Advisors L.P., an investment company for which two of the directors of the Company’s general partner are partners.

The Company leases office space from Telesat, an affiliate of TMI (see Note 9). Under its lease agreement, the Company paid approximately $361,000, $429,000, and $507,000, during the years ended December 31, 2003, 2004, and 2005, respectively. The Company has entered into an operational services agreement with Telesat to provide regular maintenance and tracking of space debris of the MSAT-1 satellite. The Company paid approximately $2.3 million, $2.4 million, and $1.9 million, respectively, in the years ended December 31, 2003, 2004, and 2005. The Company has entered into an agreement with Telesat to obtain telemetry, tracking, and control services for its MSAT-2 satellite. The agreement ends April 30, 2006, with automatic extension for three successive additional renewal periods of one year each. The agreement may be terminated at any time, provided that the Company makes a payment equal to the lesser of 12 months of service or the remaining service fee. For

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

the years ended December 31, 2003, 2004, and 2005 the Company paid approximately $704,000, $1.1 million, and $1.1 million respectively. During the years ended December 31, 2003, 2004, and 2005 the company paid Telesat approximately $66,000, $74,000, and $143,000 respectively for consulting services and $135,000, $130,000, and $135,000, respectively, for administrative support services.

The Company has entered into an agreement whereby it has agreed to provide Infosat Communications Inc., (Infosat) a subsidiary of Telesat and an affiliate of TMI, with satellite services in Canada, a portion of which have been prepaid. As of December 31, 2004 and 2005, the balance of this prepayment was approximately $21.0 million and $21.4 million, respectively. In the years ended December 31, 2003, 2004 and 2005, the Company provided approximately $1.7 million, $2.5 million and $2.3 million, respectively, of services to Infosat pursuant to this agreement, of which $1.4 million, $2.1 million and $2.0 million was paid in cash, respectively, and $0.3 million, $0.4 million and $0.3 million, respectively was applied against the prepayment.

The Company’s vendor note payable is held by a related party (see Note 5).

The Company’s transactions with TerreStar are related party transactions (see Note 10).

9. Commitments and Contingencies

Leases

As of December 31, 2005, the Company has non-cancelable operating leases, expiring through August 2008. Rental expense, net of sublease income, for the years ended December 31, 2003, 2004, and 2005, was approximately $1.1 million, $1.2 million, and $1.3 million, respectively.

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows for the years ended December 31 (in thousands):

2006	$1,303
2007	1,303
2008	958

$3,564

Office facility leases may provide for periodic escalations of rent, rent abatements during specified periods of the lease, and payment of pro rata portions of building operating expenses, as defined. The Company records rent expense for operating leases using the straight-line method over the term of the lease agreement.

L-Band Space-Based Network Contract

The Company has entered into a firm-fixed price contract with Boeing Satellite Systems Inc. (Boeing) to construct a space-based network that consists of a space segment and ground segment. Boeing is responsible for the comprehensive design, development, construction, manufacturing, testing, and installation of a space-based network, providing satellite launch support and other services related to mission operations and system training.

Under the terms of the contract, MSV will purchase up to three satellites with options for two additional satellites that must be exercised no later than October 2008. Each satellite is contracted to have a mission life of 15 years with a portion of the contract value payable if certain performance incentives are met, paid over the

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

intended 15-year operating life. Under the Company’s contract with Boeing, Boeing has a first lien on each satellite and related work until title and risk of loss transfers to the Company upon launch (assuming the Company is then current in its payments under the contract). Should the Company become subject to a bankruptcy proceeding before Boeing’s lien is released, any interest the Company has in the satellites would secure the Company’s obligations to Boeing on a first priority basis.

Future maximum contractual payments under this contract, including all potential performance incentives and related interest payments on the incentives, not including options, are as follows for the years ended December 31, including the performance incentives payable (in thousands):

2006	$59,058
2007 through 2009	572,425
2010 through 2011	179,417
Thereafter	271,858

$1,082,758

If the Company elects to terminate the contract in whole or in part, the Company will be subject to termination liability charges that are in excess of contractual payments made prior to the termination date. The additional termination charges vary based upon the portion of the program being terminated and the state of completion of the terminated portion. In-part termination charges are spread over the remaining satellite payment milestones, while a full program termination charge is due upon termination. Generally, these charges range from $3 million to $200 million, declining after 2007. The Company also has an option to defer certain contractual payments after full construction commences with any deferrals to be repaid in full prior to satellite shipment.

Executive Employment Agreements

Certain executives have employment agreements that provide for severance and other benefits, as well as acceleration of option vesting in certain circumstances following a Change of Control. The agreement for one executive entitles that executive to a severance payment equal to 1.5 times the executive’s prior-year salary and bonus as well as acceleration of vesting for options currently held by the executive, should the executive terminate employment within the period defined in the agreement (originally six months following a change of control). Based on the February 2005 change in control (see Note 7), this executive could terminate employment and trigger the severance and vesting portions of the executive agreement. The executive has not elected to terminate employment, and accordingly, no amounts have been accrued or expensed in the accompanying consolidated financial statements for this contingency as of December 31, 2005 other than the compensation expense for the intrinsic value of the options that vested during the year ended December 31, 2005.

On February 9, 2006 the Compensation Committee of the Board of Directors approved a modification to the agreement to extend the executive’s ability to exercise this change in control provision to February 9, 2007. Under SFAS No.123(R), this modification triggers the recognition of expense of approximately $4.4 million during the quarter ended March 31, 2006.

Other Agreements

In September 2005, the Company entered into an agreement with a third-party that will provide the Company with rights to the use of certain intangible assets in future periods. The Company has prepaid

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

approximately $3.0 million related to this agreement, $2.8 million of which is included in other assets, and $150,000 included in prepaid expenses and other current assets as of December 31, 2005, in the accompanying consolidated balance sheet. The Company has also agreed to provide additional annual payments of approximately $158,000 for the remainder of the contract. The Company is amortizing the costs of the contract ratably over the 20-year term of the agreement.

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

Regulatory Matters

During 2001, Motient applied to the Federal Communications Commission (FCC) to transfer licenses and authorizations related to its L-Band MSS system to MSV. This transfer was approved in November 2001. In connection with this application, Motient sought FCC authority to launch and operate a next generation integrated network that will include the deployment of satellites and terrestrial base stations operating in the same frequencies. In February 2003, the FCC adopted general rules based on the Company’s proposal to develop a next generation integrated network, subject to the requirement that the Company file an additional application for a specific terrestrial component consistent with the broader guidelines issued in the February 2003 order. These broad guidelines govern issues such as aggregate system interference to other MSS operators, the level of integration between satellite and terrestrial service offerings, and specific requirements of the satellite component that the Company currently meets by virtue of its existing satellite system. While the Company’s current satellite assets satisfy these requirements, the Company has signed a contract to construct and deploy more powerful satellites and has relevant regulatory authorizations for these satellites.

The Company believes that the ruling allows for significant commercial opportunity related to the Company’s next generation integrated network. Both proponents and opponents of ATC, including the Company, asked the FCC to reconsider the rules adopted in the February 2003 order. Opponents of the ruling advocated changes that could adversely impact the Company’s business plans. The Company also sought certain corrections and relaxations of technical standards that would further enhance the commercial viability of the next generation integrated network. The FCC issued an order on reconsideration of the February 2003 order in February 2005. The FCC granted some of the corrections and relaxations of technical standards the Company has advocated and has rejected the requests for changes advocated by opponents of the FCC’s February 2003 order. Only Inmarsat Ventures Ltd. has filed a petition for reconsideration of the February 2005 order, which is currently pending. One terrestrial wireless carrier filed an appeal of the FCC’s February 2003 order with the United States Court of Appeals. This appeal has been withdrawn.

In November 2003, the Company applied for authority to operate ATC in conjunction with the current and next generation satellites of MSV and MSV Canada. The FCC’s International Bureau granted this authorization,

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

in part, in November 2004 and deferred certain issues to the FCC’s rule-making proceeding, which was resolved in February 2005. One opponent of the Company’s application has asked the FCC to review the Company’s ATC authorization. This challenge is pending. The Company has also filed an application to modify its ATC authorization. Only one party has filed comments in opposition to this application. This application is pending. The Company has also received authorization to construct, launch, and operate two satellites from the FCC. MSV Canada has also received authorization from Industry Canada to construct, launch, and operate a satellite. MSV and MSV Canada must meet certain milestone dates for each of these satellites. In January 2006, MSV entered into a contract with Boeing to construct these three satellites as required by the first FCC and Industry Canada milestone requirement for these satellite authorizations.

There can be no assurance that, following the conclusion of the rule-making and the other legal challenges, the Company will have authority to operate a commercially viable next generation integrated network.

10. TerreStar Discontinued Operations

In February 2002, the Company established TerreStar, then a wholly owned subsidiary, to develop business opportunities related to the proposed receipt of certain licenses in the S-band. TMI holds the approval issued by Industry Canada for an S-Band space station authorization and related spectrum licenses for the provision of MSS in the S-band as well as an authorization from the FCC for the provision of MSS in the S-band. These authorizations are subject to FCC and Industry Canada milestones relating to construction, launch, and operational date of the system. TMI plans to transfer the Canadian authorization to an entity that is eligible to hold the Canadian authorization and in which TerreStar and/or TMI will have an interest, subject to obtaining the necessary Canadian regulatory approvals.

The operating losses and cash used by TerreStar related to its activities to acquire rights to assets associated with its proposed receipt of the S-band license. In addition, TerreStar incurred costs related to its contract to construct a satellite system.

Distribution of TerreStar Stock

On December 20, 2004, the Company issued rights (the Rights) to receive all of the 23,265,428 shares of TerreStar Common Stock, which were owned by the Company, to the limited partners of the Company, pro rata in accordance with each limited partner’s percentage ownership in the Company. In addition, in connection with this transaction, TerreStar issued warrants to purchase an aggregate of 666,972 shares of TerreStar Common Stock to one of the Company’s limited partners, which had an exercise price of $0.21491 per share, which were valued using the Black-Scholes pricing model.

On May 11, 2005, the limited partners of MSV exercised the Rights to acquire shares of Common Stock of TerreStar. As a result of this transaction, MSV divested its ownership interest in TerreStar, thereby affecting a spin-off, which was recorded as a distribution to the limited partners at book value in the accompanying consolidated statement of partners’ equity (deficit) in the year ended December 31, 2005. Immediately following the spin-off, Motient Ventures Holdings, Inc., a subsidiary of Motient, invested $200 million in TerreStar and thereby gained a majority interest in TerreStar. In May 2005, MSV and TerreStar entered into a management services agreement whereby MSV agreed to provide certain services, to include technical and program management efforts associated with ATC network development as well as administrative support required to accomplish these tasks. TerreStar continues to be a related party, as Motient has a significant ownership interest in both the Company and TerreStar.

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

Subsequent to the spin-off, as MSV no longer has an ownership interest in TerreStar and is not the primary economic beneficiary of TerreStar, the accompanying consolidated financial statements do not include the assets or liabilities of TerreStar, which were approximately $9.7 million and $10.4 million, respectively, on May 11, 2005. The assets of TerreStar consisted primarily of intangible assets related to its S-band spectrum and satellite construction in progress. The liabilities of TerreStar consisted primarily of its obligations under the satellite construction contract and amounts payable to the Company. The accompanying consolidated financial statements include the results of TerreStar since its inception through May 11, 2005, which are presented as discontinued operations in the accompanying consolidated statements of operations and as TerreStar assets and liabilities, discontinued, in the accompanying December 31, 2004 consolidated balance sheet.

11. Income Taxes

The Company’s Canadian subsidiaries pay a Canadian provincial capital tax that is included in general and administrative expenses in the accompanying consolidated statements of operations. The components of net loss by country are as follows (in thousands):

	Year ended December 31
	2003	2004	2005
United States	$(23,760)	$(30,228)	$(37,795)
Canadian	(4,240)	(3,227)	(3,160)

Total net loss	$(28,000)	$(33,455)	$(40,955)

Deferred income tax balances related to the Canadian entities result principally from temporary differences in the recognition of certain revenue and expense items for financial and tax reporting purposes, as well as net operating loss (NOL) carry forwards from operations as follows (in thousands):

	December 31
	2004	2005
Net operating losses	$6,968	$5,721
Net differences in the treatment of book and tax differences	283	1,717
Valuation allowance	(7,251)	(7,438)

Deferred tax assets, net	$—	$—

The Company’s Canadian subsidiaries are taxed as corporations in Canada. As of December 31, 2005, the Company had approximately $15.8 million of losses available to be applied against future taxable income. These losses will begin to expire in 2008.

In assessing the realizability of future income tax assets, management considers whether it is more likely than not that some or the entire future income tax asset will be realized. The ultimate realization of the future income tax asset is dependent on the generation of future taxable income during the periods in which the NOL carry forwards are available. Management considers projected future taxable income, the scheduled reversal of future income tax liabilities, and available tax planning strategies that can be implemented by the Company in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the period in which the NOL carry forwards are available to reduce income taxes payable, management has established a full valuation allowance against the Company’s deferred tax assets.

Mobile Satellite Ventures LP

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

12. Retirement Plan

The Company has a tax-deferred savings plan (the Plan) that qualifies under Section 401(k) of the Internal Revenue Code (IRC). United States employees are eligible to participate in the Plan upon employment and attainment of age 21. Such employees may contribute a percentage of their income, subject to limitation of the IRC. The Plan contains provisions that allow the Company to make discretionary contributions and matching contributions. The Company made contributions of approximately $101,000, $171,000, and $235,000 in the years ended December 31, 2003, 2004, and 2005 respectively. Employees vest immediately in the Company’s contributions.

13. Subsequent Events

Leases

In February 2006, the Company entered into an amended and restated operating lease agreement that provided for, among other things, an extension of term and expansion of its premises in Reston, Virginia. As a result of this amendment, the Company’s lease obligations as disclosed in Note 9 have increased by the following amounts (in thousands):

2006	$602
2007	743
2008	1,067
2009	1,703
2010	1,751
Thereafter	298

$6,164

Grant of Restricted Units

On February 9, 2006, the Compensation Committee of the Board of Directors approved the issuance of 50,000 Restricted Units (the Award) to an executive. The Award will vest over five years; 20,000 units will vest after the second anniversary of the grant date and 10,000 units will vest annually thereafter, subject to certain acceleration provisions. As the Award vests, the Company is obligated to issue to the executive units (or successor equity) or pay in cash an amount equal to the fair value of the related MSV units or stock, depending on the occurrence of certain events in the future. The Company intends to account for the Award under the provisions of SFAS No. 123(R), which will require the recognition of a liability and expense based on the fair value of the vested Award, each reporting period.

INDEPENDENT AUDITORS’ REPORT

To the Board of Managers and Members of

Hughes Network Systems, LLC

Germantown, Maryland

We have audited the accompanying consolidated balance sheet of Hughes Network Systems, LLC and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in equity, and cash flows for the period from April 23, 2005 to December 31, 2005. We have also audited the accompanying combined consolidated balance sheet of Hughes Network Systems (the “Predecessor”) as of December 31, 2004, and the related combined consolidated statements of operations, changes in equity, and cash flows for the period from January 1, 2005 to April 22, 2005, and the years ended December 31, 2004 and 2003. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4, the accompanying combined consolidated financial statements of the Predecessor have been prepared from the separate records maintained by the Predecessor, a component of the DIRECTV Group, Inc., and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Predecessor had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from The DIRECTV Group, Inc. applicable to The DIRECTV Group, Inc. as a whole.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the period from April 23, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such combined consolidated financial statements present fairly, in all material respects, the financial position of the Predecessor as of December 31, 2004, and the results of its operations and its cash flows for the period from January 1, 2005 to April 22, 2005, and the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Baltimore, Maryland

March 27, 2006

HUGHES NETWORK SYSTEMS

STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Consolidated Successor	Combined Consolidated Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Years ended December 31,
			2004	2003
Revenues
Services	$303,467	$121,917	$383,519	$328,989
Hardware sales	280,001	101,524	405,831	422,159

Total Revenues	583,468	223,441	789,350	751,148

Operating Costs and Expenses
Cost of services	209,226	88,092	290,365	299,796
Cost of hardware products sold	206,431	86,467	338,650	389,513
Research and development	19,102	18,194	55,694	34,073
Sales and marketing	47,077	27,108	72,564	75,420
General and administrative	33,581	23,034	85,538	89,887
Restructuring costs	1,443	1,625	10,993	4,113
SPACEWAY impairment provision	—	—	1,217,745	—
Asset impairment provision	—	—	150,300	—

Total Operating Costs and Expenses	516,860	244,520	2,221,849	892,802

Operating income (loss)	66,608	(21,079)	(1,432,499)	(141,654)
Interest expense	(22,744)	(1,631)	(7,466)	(12,197)
Other income (expense), net	2,707	187	6,481	(3,175)

Net Income (Loss)	$46,571	$(22,523)	$(1,433,484)	$(157,026)

Reference should be made to the Notes to the Financial Statements.

HUGHES NETWORK SYSTEMS

BALANCE SHEETS

(Dollars in Thousands)

	Consolidated Successor	Combined Consolidated Predecessor
	December 31,
	2005	2004
ASSETS

Current Assets
Cash and cash equivalents	$113,267	$14,807
Short-term investments	13,511	—
Receivables, net	200,982	173,013
Inventories	73,526	99,892
Prepaid expenses and other	48,672	42,192

Total Current Assets	449,958	329,904

Property, net	259,578	226,744
Capitalized software costs, net	16,664	—
Other assets	30,324	30,236

Total Assets	$756,524	$586,884

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$51,294	$72,966
Short-term borrowings	29,616	52,757
Accrued liabilities	130,601	128,190
Due to affiliates	18,960	3,098

Total Current Liabilities	230,471	257,011

Long-term debt	342,406	37,465
Due to affiliates – long-term	8,967	17,464
Other long-term liabilities	3,494	6,118

Total Liabilities	585,338	318,058

Commitments and contingencies
Minority interests	6,594	7,328
Equity
Predecessor owner’s equity		267,044
Class A membership units	125,768
Class B membership units	—
Retained earnings	46,571

Subtotal equity	172,339	267,044

Accumulated other comprehensive loss	(7,747)	(5,546)

Total Equity	164,592	261,498

Total Liabilities and Equity	$756,524	$586,884

Reference should be made to the Notes to the Financial Statements.

HUGHES NETWORK SYSTEMS

STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands)

	Equity	Consolidated Successor Retained Earnings	Subtotal Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity	Comprehensive Income (Loss)
Predecessor
Balance at January 1, 2003	$1,913,619		$1,913,619	$(15,277)	$1,898,342
Net loss	(157,026)		(157,026)		(157,026)	$(157,026)
Net capital contributions from parent	199,506		199,506		199,506
Foreign currency translation adjustments				5,645	5,645	5,645
Unrealized holding gains on securities				589	589	589

Comprehensive loss						$(150,792)

Balance at December 31, 2003	1,956,099		1,956,099	(9,043)	1,947,056

Net loss	(1,433,484)		(1,433,484)		(1,433,484)	$(1,433,484)
Net capital distributions to parent	(255,571)		(255,571)		(255,571)
Foreign currency translation adjustments				2,868	2,868	2,868
Unrealized holding gains on securities				629	629	629

Comprehensive loss						$(1,429,987)

Balance at December 31, 2004	267,044		267,044	(5,546)	261,498

Net loss	(22,523)		(22,523)		(22,523)	$(22,523)
Net capital distributions to parent	(108,868)		(108,868)		(108,868)
Foreign currency translation adjustment				6,050	6,050	6,050
Unrealized holding losses on securities				(270)	(270)	(270)

Comprehensive loss						$(16,743)

Balance at April 22, 2005	135,653		135,653	234	135,887

Successor
Net income		$46,571	46,571		46,571	$46,571
Capital distribution to parent	(10,000)		(10,000)		(10,000)
Equity plan compensation	115		115		115
Foreign currency translation adjustment				(7,865)	(7,865)	(7,865)
Unrealized holding losses on securities				(116)	(116)	(116)

Comprehensive income						$38,590

Balance at December 31, 2005	$125,768	$46,571	$172,339	$(7,747)	$164,592

Reference should be made to the Notes to the Financial Statements.

HUGHES NETWORK SYSTEMS

STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Consolidated Successor	Combined Consolidated Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Years ended December 31,
			2004	2003
Cash Flows from Operating Activities
Net income (loss)	$46,571	$(22,523)	$(1,433,484)	$(157,026)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	27,209	13,734	96,973	94,839
Amortization of debt issuance costs	970	60	—	—
Equity plan compensation expense	115	—	—	—
Equity in (gains) losses from unconsolidated affiliates	(26)	—	—	1,297
(Gain) loss on disposal of assets	—	—	(5,804)	6,100
SPACEWAY impairment provision	—	—	1,217,745	—
Asset impairment provision	—	—	150,300	—
Other	(198)	—	—	—
Change in other operating assets and liabilities:
Receivables, net	(37,886)	5,438	41,471	89,784
Inventories	22,987	2,738	22,863	21,916
Prepaid expenses and other	(1,681)	(3,965)	8,197	(6,538)
Accounts payable	11,093	(31,721)	9,920	5,022
Accrued liabilities and other	24,298	(16,457)	(20,445)	(4,822)

Net Cash Provided by (Used in) Operating Activities	93,452	(52,696)	87,736	50,572

Cash Flows from Investing Activities
Change in restricted cash	(4,860)	1,978	(1,152)	(1,881)
Purchases of short-term investments	(13,544)	—	—	—
Expenditures for property	(53,694)	(22,912)	(122,158)	(195,456)
Proceeds from sale of property	1,263	—	17,016	—
Expenditures for capitalized software	(12,871)	(3,273)	(16,673)	(20,073)
Other	224	(958)	148	591

Net Cash Used in Investing Activities	(83,482)	(25,165)	(122,819)	(216,819)

Cash Flows from Financing Activities
Net (decrease) increase in notes and loans payable	(3,309)	871	(7,955)	(32,889)
(Distributions to) additional contributions from parent, net	—	(108,868)	52,429	199,506
Long-term debt borrowings	18,882	327,775	33,245	46,803
Repayment of long-term debt	(31,222)	(30,141)	(70,659)	(77,625)
Debt issuance costs	—	(10,482)	—	—

Net Cash (Used in) Provided by Financing Activities	(15,649)	179,155	7,060	135,795

Effect of exchange rate changes on cash and cash equivalents	(2,824)	5,669	865	1,237

Net (decrease) increase in cash and cash equivalents	(8,503)	106,963	(27,158)	(29,215)
Cash and cash equivalents at beginning of the period	121,770	14,807	41,965	71,180

Cash and cash equivalents at end of the period	$113,267	$121,770	$14,807	$41,965

Supplemental Cash Flow Information
Cash paid for interest	$22,138	$1,496	$10,422	$7,443
Cash paid for foreign income taxes	$1,121	$208	$732	$2,722
Non-cash investing and financing activities:
Property transferred to parent	—	—	$308,000	—

Reference should be made to the Notes to the Financial Statements.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS

Note 1:     Description of the Transactions

On April 22, 2005, Hughes Network Systems, LLC (“HNS” or the “Company”) consummated the transactions contemplated by the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended (the “December 2004 Agreement”) with SkyTerra Communications, Inc. (“SkyTerra”), The DIRECTV Group, Inc. (“DTVG”), and DTV Networks, Inc., formerly known as Hughes Network Systems, Inc. (“DTV Networks”). Pursuant to the terms of the December 2004 Agreement, DTV Networks contributed substantially all of the assets and certain liabilities of its very small aperture terminal (“VSAT”), mobile satellite, and terrestrial microwave businesses (collectively, the “Business”) along with certain portions of its investment in SPACEWAY, a satellite-based broadband network system that is under development (“SPACEWAY”) (see Note 14). Pursuant to the terms of the December 2004 Agreement, the Company paid DTV Networks $190.7 million, subject to certain adjustments at closing based principally upon the value of HNS’ working capital (as defined in the December 2004 Agreement). In connection with the consummation of the January 2006 Transaction on January 1, 2006, as described below, the Company paid DTV Networks $10.0 million to resolve a dispute with respect to the working capital and other purchase price adjustments. Pursuant to the terms of the December 2004 Agreement, DTVG retained responsibility for all of the pre-closing domestic and international tax liabilities of the Company and is entitled to any refunds. The Company has recorded a liability in due to affiliates in the balance sheet for the estimated amount the Company may be required to pay to DTVG resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

To finance, among other things, the $190.7 million payment made to DTV Networks, on April 22, 2005, the Company issued $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility, which was undrawn at April 22, 2005. Immediately following the payment by the Company, SkyTerra acquired 50% of the Class A membership units of the Company from DTV Networks for $50.0 million in cash and 300,000 shares of SkyTerra’s common stock. The events of April 22, 2005 described herein are collectively referred to as the “April 2005 Transaction.”

As a result of entering into the December 2004 Agreement, HNS performed an impairment analysis and determined that its net assets were valued at $265.9 million, which was $150.3 million less than the book value of the net assets. This differential represented an impairment loss (the “Asset Impairment Provision”) that HNS recognized in the fourth quarter of 2004. In recording the Asset Impairment Provision of $150.3 million, HNS provided a reserve of $5.0 million against certain remaining contract obligations with a vendor that was formerly a related party and allocated the remaining $145.3 million to long-term assets of the business other than certain real estate assets with an appreciated market value, VSAT operating lease assets that are recoverable from customer leases, and the remaining net assets of SPACEWAY, which had previously been adjusted to fair value as described in Note 14. The Asset Impairment Provision related to the VSAT business segment was $125.7 million, and the balance of $24.6 million was charged to the Company’s Telecom Systems segment.

On November 10, 2005, SkyTerra, through its wholly owned subsidiary Hughes Communications, Inc. (“HCI”), entered into the Membership Interest Purchase Agreement (the “November 2005 Agreement”) with DTVG to acquire the remaining 50% of the Class A membership interests of the Company for $100.0 million in cash. The closing of this transaction (the “January 2006 Transaction”) occurred on January 1, 2006. On December 31, 2005, SkyTerra contributed to HCI the Class A membership interests it acquired in connection with the April 2005 Transaction. As a result, as of January 1, 2006, the Company is a wholly owned subsidiary of HCI. In connection with the closing of the January 2006 Transaction, the parties to the November 2005 Agreement entered into agreements governing the relationship between and among the parties after the closing (see Note 17). On February 21, 2006, SkyTerra distributed shares of HCI stock to each SkyTerra shareholder. As of that date, SkyTerra no longer owns any HCI stock and accordingly no longer has an equity interest in the Company.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 2:     Organization

The Company is a Delaware limited liability company. The Limited Liability Company Agreement of Hughes Network Systems, LLC (the “LLC Agreement”) provides for two classes of membership units. The Class A membership units, which have voting rights, are purchased by investors in the Company. The Class B membership units, which do not have voting rights, are available for grant to employees, officers, directors, and consultants in exchange for the performance of services. HCI serves as the Managing Member of the Company, as defined in the LLC Agreement. As of December 31, 2005, there were 95,000 Class A membership units outstanding and 4,750 Class B membership units outstanding.

Note 3:     Description of Business

The Company is a leading provider of network services that utilize VSATs to distribute signals via satellite. The Company’s services and products serve a variety of consumer and enterprise customers worldwide. VSAT networks utilize satellite communications as a means of connecting participants in private and shared data networks and are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable, and cost-effective applications such as credit card verification, inventory tracking and control, and video teleconferencing. The Company also operates a satellite-based consumer service that provides broadband Internet access.

The Company also provides hardware and point-to-multipoint networking systems solutions to customers with mobile satellite telephony systems or terrestrial microwave radio transmission systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by the Company. As with the VSAT systems, the Company also provides ongoing network support services under contracts with its mobile satellite or terrestrial transmission systems customers.

SPACEWAY is a next-generation digital satellite communications system designed to utilize high-capacity Ka-band satellites and spot beam technology to offer site-to-site network connectivity at improved data rates over that of existing Ku-band satellite connections. The system is designed to offer full-mesh, single-hop connectivity between user terminals by means of an end-to-end digital communications system. As further discussed in Note 14, the business plan for SPACEWAY was changed in the third quarter of 2004, a significant provision for impairment of the SPACEWAY assets was recognized, and the remaining net assets of SPACEWAY were adjusted to their fair value. Completion of the revised development plan is expected to result in the launch of the SPACEWAY 3 satellite in early 2007 and commercial service commencement approximately three to six months after the satellite is placed in its orbital slot.

Note 4:     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and include the assets, liabilities, operating results, and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. Pursuant to the December 2004 Agreement, DTV Networks prepared “carved-out” historical financial statements for the Business and SPACEWAY as if they comprised a separate limited liability company and on the basis of presentation described herein. The 2003 and 2004 financial results and the 2005 financial results for the period January 1, 2005 to April 22, 2005 of DTV Networks included herein are referred to as “Predecessor” results, and the financial results for the period April 23, 2005 to December 31, 2005 of HNS included herein are referred to as “Successor” results. Carryover of DTV Networks’ basis has been used to establish the beginning balances of the Company’s accounts. As of January 1, 2006, the Company became a wholly owned subsidiary of HCI, the Company’s financial statements will be consolidated by HCI, and

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

the basis of the Company’s assets and liabilities will be adjusted to their fair values. Management believes the assumptions regarding the financial statements are reasonable. All accounts and transactions among consolidated entities have been eliminated.

DTV Networks participated in DTVG’s centralized cash management system. DTVG used concentration accounts to sweep DTV Networks’ cash receipts to its banks and provided cash to DTV Networks as needed for operating purposes. Accordingly, DTVG had provided funding for the working capital and capital expenditure requirements of DTV Networks in the form of equity capital contributions having no formal repayment terms or interest requirements. The net cash activity associated with DTVG is presented separately as a distribution to or contribution from Parent in the accompanying statements of changes in equity.

DTVG performed certain functions for DTV Networks that are now separately performed by the Company as a stand-alone entity. The functions performed by DTVG that have been replaced by the Company include the treasury, audit, and income tax functions. The Predecessor financial statements reflect the Company’s estimate of the costs that were incurred by DTVG on the Company’s behalf for these functions. In addition, DTVG performed the Company’s risk management function and DTV Networks participated in certain employee benefit programs that were administered by DTVG, and DTVG allocated to DTV Networks its portion of the costs of these functions and programs. Costs for these functions and programs were allocated on a specific identification basis or a methodology consistent with the nature of the service, such as payroll or headcount. Management believes the allocation methodology is reasonable.

Subsequent to the April 2005 Transaction, the Company established its own risk management and employee benefit programs. The costs of the services performed by DTVG for DTV Networks and the allocations of risk management and employee benefit program costs reflected in the financial statements amounted to $11.3 million for the period January 1, 2005 through April 22, 2005, $35.9 million in 2004, and $41.5 million in 2003.

Although management believes that the actual costs the Company incurs on a stand-alone basis are not materially different than the costs reflected in the Predecessor financial statements, the Predecessor financial information included herein may not reflect the financial position, operating results, changes in equity, and cash flow of the Company had it been a separate stand-alone entity during the periods presented.

Market Concentrations and Credit Risk

The Company provides services and extends credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses. No single customer accounted for more than 7% of total annual revenues in any of the periods presented. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and short-term investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Use of Estimates in the Preparation of the Financial Statements

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized as services are rendered or products are installed or shipped to third-party installers and as title passes to those customers. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. The Company offers a rebate to qualifying new consumer subscribers and records a reduction in revenue in the same period the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Hardware sales totaling $36.2 million, $19.2 million, $58.0 million, and $55.8 million in the period April 23, 2005 through December 31, 2005, the period January 1, 2005 through April 22, 2005, and the years ended December 31, 2004 and 2003, respectively, represent annual revenues under VSAT hardware operating leases with customers which are funded by third-party financial institutions and for which the Company has retained a financial obligation to the financial institution. At the inception of the operating lease, the Company receives cash from the financial institution for a substantial portion of the aggregate lease rentals and, for those transactions in which the Company has retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware), recognizes a corresponding liability to the financial institution for those transactions.

Hardware lease revenues are recognized over the term of the operating lease. The Company capitalizes the book value of the installed equipment used to provide services to the customer as VSAT operating lease hardware and depreciates these costs over the term of the customer lease agreement. For transactions in which the Company has not retained a continuing obligation to the financing institution, hardware revenues are recognized at the inception of the transaction.

Revenues are also earned from long-term contracts for the sale of mobile satellite communications systems. Sales under these long-term contracts are recognized using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Profits expected to be realized on long-term contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

Income Taxes

HNS is a limited liability company, and as such, U.S. Federal and domestic state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. DTV Networks participates in the filing of consolidated U.S. Federal and domestic state income tax returns with DTVG, and DTV Networks incurred operating losses in each of the last seven years. Under the terms of the December 2004 Agreement, DTVG retained the tax benefits from these net operating losses and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. Foreign income taxes for HNS’ consolidated foreign subsidiaries are reflected in the financial statements in other income (expense), net.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. While a component of DTVG, DTV Networks participated in the centralized cash management system of DTVG, wherein cash receipts were transferred to and cash disbursements were funded by DTVG on a

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

daily basis. The amount of cash and cash equivalents presented on the Predecessor balance sheet represents amounts held outside of the DTVG cash management system.

Short-term Investments

The Company considers all debt securities with original maturities of more than ninety days but less than one year as short-term investments and determines the appropriate classification of such securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. All short-term investments at December 31, 2005 have been classified as available-for-sale. Available-for-sale securities are stated at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). At December 31, 2005, the cost basis and fair value of available-for-sale securities was $13.5 million. The Company had no short-term investments at December 31, 2004.

Restricted Cash

Restricted cash deposits expiring within one year are included in prepaid expenses and other, and deposits expiring beyond one year are included in other assets in the accompanying balance sheets. At December 31, 2005, the Company had $4.9 million of restricted cash which secures certain letters of credit. All of the underlying letters of credit expire in 2006. Restrictions on the cash will be removed as the letters of credit expire. In connection with the April 2005 Transaction, restricted cash held at April 22, 2005 was distributed to DTV Networks. At December 31, 2004, restricted cash of $10.5 million represented cash deposited to secure certain letters of credit and obligations of DTV Networks and DTV Networks’ majority-owned foreign subsidiaries.

Receivables, Net

Receivables, net include contracts in process that are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Advances and progress billings are offset against contract-related receivables, as appropriate.

Inventories

Inventories are stated at the lower of cost or market, principally using standard costs adjusted to reflect actual based on variance analyses performed throughout the year. Cost of sales for services are based on actual costs incurred for service cost elements.

Prepaid Expenses and Other

Prepaid expenses and other includes subscriber acquisition costs (“SAC”) incurred to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations, and, in certain cases, the cost of hardware and installation provided to customers at the inception of service. SAC is deferred when a customer commits to a 12- to 15-month service agreement, and amounts deferred are amortized to expense over the commitment period as the related service revenue is earned. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information obtained up-front) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, or the ability to charge an early termination fee.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Property and Depreciation

Property is carried at cost, which includes construction costs and capitalized interest for qualifying projects. Depreciation is computed generally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease. See Note 1 regarding an allocation to property of the Asset Impairment Provision in December 2004.

Goodwill and Other Intangible Assets

Goodwill is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill resulting from business acquisitions represents the excess of the purchase price over the net assets of the acquired businesses. Goodwill is not amortized but is subject to write-down, as needed, based upon an impairment analysis that occurs at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. HNS performs its annual impairment analysis in the fourth quarter of each year. If an impairment loss results from the annual impairment test, the loss will be recorded as a charge to operations. There was no goodwill balance as of December 31, 2004 and 2005 as goodwill was written-off as a result of allocating a portion of the Asset Impairment Provision at December 31, 2004, described in Note 1.

Debt issuance costs are amortized based upon the lives of the associated debt obligations. Debt issuance cost amortization is included in interest expense. Debt issuance costs at December 31, 2005, net of accumulated amortization of $1.0 million, relate to costs incurred in connection with the term indebtedness issued in connection with the April 2005 Transaction and are included in other assets. There were no deferred debt issuance costs at December 31, 2004.

Software Development Costs

Software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, not in excess of five years. Software program reviews are conducted at least annually to ensure that capitalized software development costs are not impaired and that costs associated with programs that do not generate revenues are expensed. Accumulated amortization of software development costs was $0.1 million at December 31, 2005. There was no accumulated amortization at December 31, 2004, as software development costs as of that date were written off as a result of the Asset Impairment Provision and the SPACEWAY impairment provision described in Notes 1 and 14, respectively.

Valuation of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used, other than goodwill, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the carrying value of the asset exceeds the aggregate amount of its separately identifiable undiscounted future cash flows. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved and other valuation techniques. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. See Note 1 regarding the Asset Impairment Provision recognized at December 31, 2004.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Foreign Currency

Some of HNS’ foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss) (“OCI”), a separate component of equity. Translation adjustments for foreign currency denominated equity investments are not material and are recorded as part of OCI.

The Company also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities, and transactions into the U.S. dollar are recognized currently in the statements of operations and were not material in each of the periods presented herein.

Investments and Financial Instruments

The Company maintains investments in equity securities of unaffiliated companies, and such investments are included in other assets in the balance sheets. Nonmarketable equity securities are carried at cost. Marketable equity securities are considered available-for-sale and carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), reported as part of OCI. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” The Company considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and HNS’ intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written down to fair value, and the amount is recognized in the statements of operations as part of “Other income (expense), net” and recorded as a reclassification adjustment from OCI.

Investments in which HNS owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. The carrying value of investments may include a component of goodwill if the cost of HNS’ investment exceeds the fair value of the investment, and any such goodwill is subject to an evaluation for impairment pursuant to Accounting Principles Board Opinion (“APB”) No. 18 “The Equity Method of Accounting for Investments in Common Stock.” Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in HNS recognizing investee earnings or losses in excess of its ownership percentage.

The carrying value of cash and cash equivalents; short-term investments; receivables, net; other assets; accounts payable; and amounts included in accrued liabilities and other liabilities meeting the definition of a financial instrument and debt approximated fair value at December 31, 2005 and 2004.

The Company carries all derivative financial instruments in the balance sheets at fair value based on quoted market prices. The Company uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified, and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified, and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. Changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

change in fair value and the ineffective portion of a hedge are immediately recognized in the statements of operations. Both at the inception of the hedge and on an on-going basis, HNS assesses whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective. During each of the periods presented herein there were no material hedge transactions.

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates, and changes in the market value of its equity investments. HNS manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. HNS enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not enter into derivative contracts for speculative purposes.

The Company generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore is exposed to fluctuations in foreign currency exchange rates. HNS’ objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, HNS enters into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments, and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. As of December 31, 2005, the Company had purchased foreign exchange contracts totaling $5.2 million to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2005. All of the forward exchange contracts expire by June 30, 2006.

The Company is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While the Company believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Stock-Based Compensation

On January 1, 2003, the Company adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123” (“SFAS No. 123”). Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of its vesting period. When SFAS No. 123 was initially adopted, the Company elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the statements of operations for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. Subsequently, in connection with the News Corporation transaction described in Note 17, vesting for substantially all unvested stock options outstanding at December 22, 2003 was accelerated. All stock-based awards are accounted for under the fair value method subsequent to the completion of the News Corporation transaction as a result of the modification of all stock-based compensation awards in connection therewith.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The following table presents the effect on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards for the periods shown:

	Successor	Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Years ended December 31,
			2004	2003
	(Dollars in thousands)
Reported income (loss)	$46,571	$(22,523)	$(1,433,484)	$(157,026)
Add: Stock compensation cost, included above	—	—	—	3,020
Deduct: Total stock compensation cost, under the fair value based method	—	—	—	(47,944)

Pro Forma Net Income (Loss)	$46,571	$(22,523)	$(1,433,484)	$(201,950)

The pro forma amounts for compensation cost are not necessarily indicative of the amounts that will be reported in future periods.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires the consolidation of a variable interest entity (“VIE”) where a holder of variable interests achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. FIN 46R became effective for the Company on January 1, 2005. The adoption of this standard had no impact on HNS’ results of operations or financial position.

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” (“FIN 47”) which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations.” Specifically, FIN 47 provides that an asset retirement obligation is conditional when the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective for the Company on January 1, 2005. The adoption of this standard had no impact on HNS’ results of operations or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires the allocation of revenues into separate units of accounting for transactions that involve more than one deliverable and contain more than one unit of accounting. HNS elected to apply the accounting required by EITF Issue No. 00-21 prospectively to transactions entered into after June 30, 2003. The adoption of this standard did not have a significant impact on HNS’ results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an Amendment of Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4”, (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material. SFAS No. 151

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

requires that these types of costs be recognized as current period expenses when incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a significant impact on HNS’ results of operations or financial position.

HNS adopted SFAS No. 153 “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” on July 1, 2005 (“SFAS No. 153”). SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this standard had no impact on HNS’ results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”, a revision of SFAS No. 123, (“SFAS No. 123R”). SFAS No. 123R requires entities to recognize compensation expense for all shared-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective for HNS for fiscal years beginning after December 15, 2005 and provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim periods in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. As HNS currently accounts for share-based payments using the fair value method under SFAS No. 123, HNS does not expect the adoption of SFAS No. 123R to have a material impact on its results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effective of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, however the statement does not change the transition provisions of any existing accounting pronouncements. HNS does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”), an amendment to FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. HNS does not expect the adoption of SFAS No. 155 to have a material impact on its results of operations or financial position.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year’s presentation.

Note 5:    Receivables, Net

The following table sets forth the amounts recorded for receivables as of the dates shown:

	Successor	Predecessor
	At December 31,
	2005	2004
	(Dollars in thousands)
Trade receivables	$181,585	$155,698
Contracts in process, net of advances and progress billings	29,086	34,516
Other receivables	2,845	2,652

Total	213,516	192,866
Less allowance for doubtful accounts	(12,534)	(19,853)

Total Receivables, Net	$200,982	$173,013

There were no advances or progress billings offset against contracts in process at December 31, 2005. Advances and progress billings offset against contracts in process amounted to $3.4 million at December 31, 2004. The Company expects to collect the $29.1 million recorded at December 31, 2005 as contracts in process in the next twelve months except for $5.3 million, $4.4 million, $2.6 million and $1.9 million due in the years ending December 31, 2007, 2008, 2009 and 2010, respectively.

Amounts due from affiliates totaling $0.7 million and $0.3 million at December 31, 2005 and 2004, respectively, are included in trade receivables.

At December 31, 2005, amounts due from customers under long-term VSAT operating lease agreements totaled $97.3 million, of which $43.4 million, $26.2 million, $16.5 million, $7.7 million, and $3.5 million are due in the years ending December 31, 2006, 2007, 2008, 2009, and 2010 and thereafter, respectively. Revenues and receivables from these customer contracts are not recorded until they are earned on a month-to-month basis.

Note 6:    Inventories

The following table sets forth the amounts recorded for inventories as of the dates shown:

	Successor	Predecessor
	At December 31,
	2005	2004
	(Dollars in thousands)
Productive material and supplies	$17,467	$19,808
Work in process	9,926	30,785
Finished goods	54,763	66,369

Total	82,156	116,962
Less provision for excess or obsolete inventories	(8,630)	(17,070)

Total Inventories	$73,526	$99,892

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Provisions for excess or obsolete inventories are provided using management’s best estimates of future use or recovery of inventory. In making its assessment of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items.

Note 7:    Prepaid Expenses and Other

The following table sets forth the amounts recorded for prepaid expenses and other as of the dates shown:

	Successor	Predecessor
	At December 31,
	2005	2004
	(Dollars in thousands)
Subscriber Acquisition Costs (SAC)	$18,927	$20,209
Prepaid expenses	9,015	8,173
Prepaid taxes	13,878	9,678
Restricted cash	4,860	1,979
Deposits and other	1,992	2,153

Total Prepaid Expenses and Other	$48,672	$42,192

Note 8:    Property, Net

The following table sets forth the amounts recorded for net property as of the dates shown:

		Successor	Predecessor
	Estimated Useful Lives (years)	At December 31,
		2005	2004
		(Dollars in thousands)
Land and improvements	10-30	$11,809	$11,823
Buildings and leasehold improvements	1-40	44,587	42,942
Machinery and equipment	3-23	57,261	6,776
Furniture, fixtures, and office machines	3-15	842	—
VSAT operating lease hardware	2-5	149,853	287,184
Construction in progress —SPACEWAY	—	124,878	85,000
—Other	—	10,762	15,710

Total		399,992	449,435
Less accumulated depreciation		(140,414)	(222,691)

Total Property, Net		$259,578	$226,744

VSAT operating lease hardware represents VSAT equipment installed at customer facilities that is subject to an operating lease with the customer and against which HNS has borrowed funds from third-party financial institutions. Title to the equipment has passed to the financial institutions, and they will own the equipment at the end of the term of the customer contract; however, for the majority of the contracts HNS has retained certain ongoing obligations relating to the equipment as described in Note 4. For those contracts, deferred VSAT operating lease hardware costs are depreciated and such depreciation is recorded in cost of hardware products sold over the term of the operating lease.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Depreciation expense for property amounted to $27.1 million for the period April 23, 2005 through December 31, 2005, $13.7 million for the period January 1, 2005 through April 22, 2005, $80.9 million in 2004, and $80.0 million in 2003. In December 2004, $76.9 million of the Asset Impairment Provision was allocated to property and the carrying value of the property was written down, on a pro rata basis, by the amount of the Asset Impairment Provision, except for i) certain real estate assets with an appreciated market value, ii) VSAT operating lease assets that are recoverable from customer leases, and iii) the remaining assets of SPACEWAY (carried in construction in progress).

Interest has been capitalized during the construction of the SPACEWAY 3 satellite on costs incurred subsequent to April 22, 2005, the date on which the Company issued $325.0 million of term indebtedness as described in Note 11. Capitalized interest totaled $0.5 million for the period April 23, 2005 through December 31, 2005.

Note 9:    Other Assets

The following table sets forth the amounts recorded for other assets as of the dates shown:

	Successor	Predecessor
	At December 31,
	2005	2004
	(Dollars in thousands)
Investments accounted for under the equity method	$8,795	$8,779
Investments classified as available-for-sale	9,450	9,804
Debt issuance costs, net	9,452	—
Restricted cash	—	8,496
Other	2,627	3,157

Total Other Assets	$30,324	$30,236

Note 10:    Accrued Liabilities

The following table sets forth the amounts recorded for accrued liabilities as of the dates shown:

	Successor	Predecessor
	At December 31,
	2005	2004
	(Dollars in thousands)
Accrued and other liabilities	$53,195	$38,750
Payroll and other compensation	29,151	32,254
Progress billings to customers	31,687	30,827
Taxes other than income taxes	7,089	4,780
Foreign income taxes	5,425	6,753
Employee severance costs	—	10,993
Provision for warranties	4,054	3,833

Total Accrued Liabilities	$130,601	$128,190

In connection with entering into the December 2004 Agreement, the Company announced a staff reduction of 164 personnel, or 9% of its staff effective as of February 1, 2005. All staff reduction activities were completed in 2005. See Note 15.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 11:    Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

		Successor	Predecessor
	Interest Rates at December 31, 2005	At December 31,
		2005	2004	2003
		(Dollars in thousands)
Revolving bank borrowings	6.75% -16.0%	$3,693	$6,439	$14,198
Term loans payable to banks, current portion	8.5%	752	1,943	2,282
VSAT hardware financing, current portion	4.0%-9.0%	25,171	44,375	52,152

Total Short Term Borrowings and Current Portion of Long-Term Debt		$29,616	$52,757	$68,632

Outstanding revolving bank borrowings at December 31, 2005 consist of borrowings by a subsidiary in India under revolving lines of credit with local banks. Borrowings at the Indian subsidiary are with several banks, and there is no requirement for compensating balances. $1.8 million of the outstanding revolving borrowings are at variable rates tied to the Mumbai Inter Bank Offer Rate, and are adjusted monthly. The balance of outstanding revolving borrowings are at fixed rates. The total available for borrowing by the Indian subsidiary under the revolving lines of credit is $4.4 million.

Long-Term Debt

	Interest Rates at December 31, 2005	Successor	Predecessor
		At December 31,
		2005	2004	2003
		(Dollars in thousands)
Term loans payable to banks	8.19%-12.44%	$325,360	$1,153	$3,145
VSAT hardware financing	4.0%-9.0%	17,046	36,312	63,355

Total Long-Term Debt		$342,406	$37,465	$66,500

The April 2005 Transaction was financed with (i) a $250.0 million first lien term loan and a $50.0 million first lien revolving credit facility and (ii) a $75.0 million second lien term loan. In June 2005, the above two facilities were syndicated with a larger number of financial institutions, at which time the first lien loan was increased to $275.0 million and the second lien loan was reduced to $50.0 million. At the election of the Company, which can be made monthly, the term indebtedness bears interest at either the ABR Rate as defined in the credit agreement (the “ABR Rate”) plus 2.75% for the first lien credit facility and the ABR Rate plus 7.0% for the second lien credit facility or for Eurocurrency borrowings at the London Interbank Offered Rate (“LIBOR”) plus 3.75% for the first lien credit facility and LIBOR plus 8.0% for the second lien credit facility. At December 31, 2005, the Company had elected the LIBOR (4.44% on December 31, 2005) option. As a result, outstanding borrowings under the first lien credit facility are at 8.19% as of December 31, 2005 and outstanding borrowings under the second lien facility are at 12.44% as of December 31, 2005. Principal repayment for both credit facilities starts on June 30, 2007, and the final payment is due on April 22, 2012 for the first lien credit facility and April 22, 2013 for the second lien credit facility. With respect to Eurocurrency LIBOR loans, the Company elects interest periods of one, two, three, or six months and interest is payable in arrears at the end of each interest period, and, in any event, at least every three months. The $50.0 million revolving credit facility is available under the first lien credit agreement for borrowings and for issuance of letters of credit. At December 31, 2005, the Company had issued letters of credit totaling $12.1 million under the revolving credit

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

facility. As a result, the available borrowing capacity under the revolving credit facility at December 31, 2005 was $37.9 million. The interest rate for borrowings, if any, under the revolving credit facility is, at the Company’s option, either the ABR Rate plus 2% or LIBOR plus 3%. For outstanding letters of credit issued under the revolving credit facility, the Company pays a commission fee of 3% per annum and an issuance fee of 0.25% per annum. In addition, the Company is charged a commitment fee of 0.5% per annum for any unused portion of the revolving credit facility. HCI has pledged its equity interests in the Company to secure the obligations of the Company under the term indebtedness and revolving credit facility. The indebtedness is otherwise non-recourse to HCI.

The agreements governing the term indebtedness and revolving credit facility require the Company to comply with certain affirmative and negative covenants, for as long as there is any debt balance outstanding and the credit agreements are in effect. Negative covenants include limitations on additional indebtedness, liens, sale and lease back transactions, investments and loans and advances, mergers, consolidations, sale of assets and acquisitions, payment of dividends and distributions, certain transactions with affiliates, and other covenants customary to credit agreements. In addition, the Company is required to comply with certain financial covenants including leverage ratios (first lien leverage ratio and debt to adjusted EBITDA, as defined in the agreements), interest coverage ratios (adjusted EBITDA to interest) and certain limits on capital expenditure for the four quarter period up to an including the fiscal quarter being reported. HNS has been in compliance with all of its debt covenants since the placement of the term indebtedness and through December 31, 2005.

In connection with certain commercial VSAT sales, the Company enters into long-term operating leases (generally three to five years) for the use of the VSAT hardware installed at a customer’s facilities. HNS has an arrangement with two financial institutions to borrow against the future operating lease revenues at the inception of the operating lease. When amounts are funded under these arrangements, customer credit risk for the operating lease passes to the financial institution. The financial institution receives title to the equipment and obtains the residual rights to the equipment after the operating lease with the customer has expired. For the majority of the transactions with the financial institutions, the Company has retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware) from non-performance of the HNS system (a “Non-Performance Event”). Since the inception of the borrowing program in 1997, the Company has not been required to make any indemnification payments for a Non-Performance Event; however, the Company did incur nominal costs in a period prior to 2002 to re-establish service for a group of customers who were impacted by the failure of a third-party satellite. The Company has not provided a reserve for a Non-Performance Event because it believes that the possibility of an occurrence of a Non-Performance Event due to a service outage is remote, given the ability to quickly re-establish customer service at relatively nominal costs.

The following table sets forth scheduled principal payments on long-term debt:

	Total	2007	2008	2009	2010	Thereafter
	(Dollars in Thousands)
First lien credit facility	$275,000	$2,063	$2,750	$2,750	$2,750	$264,687
Second lien credit facility	50,000	375	500	500	500	48,125
Other term loans	360	360	—	—	—	—

Total term loans payable to banks	325,360	2,798	3,250	3,250	3,250	312,812
VSAT hardware financing	17,046	4,727	8,099	3,141	1,079	—

Total Long-Term Debt	$342,406	$7,525	$11,349	$6,391	$4,329	$312,812

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 12:    Retirement Programs and Other Post-Retirement Benefits

Prior to the April 2005 Transaction, HNS employees participated in contributory and noncontributory defined benefit retirement plans maintained by DTVG. These plans were available to substantially all domestic full-time employees. Benefits were based on years of service and compensation earned during a specified period of time before retirement. The accumulated benefit obligation and net assets available for benefits for employees were not separately determined and are not included in the Predecessor balance sheet. In addition to pension benefits, DTVG charged HNS for the cost of certain other post-retirement benefits. The accumulated post-retirement benefit obligation related to employees was not separately determined and was not included in the accompanying balance sheets. HNS’ portion of the cost of these benefit plans, allocated from DTVG, amounted to $2.4 million, $13.6 million, and $13.0 million for the period January 1, 2005 through April 22, 2005, and the years ended December 31, 2004 and 2003, respectively. The costs allocated from DTVG did not include pension curtailment and termination benefit charges recorded by DTVG as a result of the fact that HNS employees no longer earned benefits in the DTVG plan subsequent to the completion of the April 2005 Transaction. HNS employees also participated in the DTV 401(k) Retirement Savings Plan (the “DTVG 401(k) Plan”) and in other post-retirement health and welfare plans administered by DTVG for which HNS was billed directly by the provider. Subsequent to the April 2005 Transaction, HNS implemented the HNS LLC 401(k) Plan (the “HNS 401(k) Plan”) for qualified employees in the United States. Eligible employees may contribute up to 20% of their eligible earnings, and the Company will match 100% of employee contributions on up to 3% of eligible earnings and 50% of employee contributions on up to an additional 6% of eligible earnings. Employer contributions to the HNS 401(k) Plan and to the DTVG 401(k) Plan were $3.6 million, $1.7 million, $6.2 million, and $6.7 million for the periods April 23, 2005 though December 31, 2005 and January 1, 2005 through April 22, 2005 and the years ended December 31, 2004 and 2003, respectively.

Note 13:    Stock-Based Compensation

Prior to the April 2005 Transaction, HNS participated in the Hughes Incentive Plan (the “Plan”) together with other DTVG business units. Under the Plan, shares, rights, or options to acquire DTVG’s common stock were authorized for grant subject to the approval of the Compensation Committee of the DTVG Board of Directors. In connection with the News Corporation transactions on December 22, 2003 (see Note 17), 30.4 million outstanding options of DTVG’s former parent company held by HNS employees were converted into options to acquire shares of DTVG stock. The exercise price of the options granted under the Plan was equal to 100% of the fair market value of the underlying common stock on the date the options were granted. These nonqualified options generally vested over two to five years, vested immediately in the event of certain transactions, expired 10 years from date of grant, and were subject to earlier termination under certain conditions. DTVG allocated compensation expense to HNS for its covered employees under the fair value method as described in Note 4.

DTVG’s Compensation Committee also granted restricted stock units under the Plan that vested over two to three years. During the year ended December 31, 2003, 1.2 million restricted stock units were granted with a weighted average grant-date fair value of approximately $11.53 per share. Compensation expense charged to general and administrative expenses in the combined consolidated statement of operations related to restricted stock unit awards amounted to $3.0 million in 2003. No restricted stock units were granted subsequent to December 31, 2003.

Following the completion of the April 2005 Transaction, HNS employees no longer receive stock option or restricted stock unit grants from DTVG, and DTVG remains responsible for all of the outstanding DTVG options for HNS employees.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In the second quarter of 2005, Class B equity interests were issued to certain members of HNS’ senior management and SkyTerra’s Chief Executive Officer and President. The holders of the Class B equity interests are entitled to receive their pro rata share of any distributions made by the Company after the holders of Class A equity interests have received distributions equaling their capital contributions. However, holders of the Class B equity interests are not entitled to distributions resulting from appreciation of the Company’s assets or income earned by the Company prior to the issuance of the Class B equity interests. As of December 31, 2005, the Class B equity interests represented approximately 4.8% of the combined outstanding Class A and Class B equity interests. These Class B equity interests are subject to certain vesting requirements, with 50% of the Class B equity interests subject to time vesting over five years and the other 50% vesting based upon certain performance milestones. One-half of the Class B equity interests subject to performance milestones will vest if, following the earlier of April 22, 2010 or a change of control of HNS, HCI has received a cumulative total return of at least 3.0 times on its investment in HNS. All Class B equity interests subject to performance milestones will vest if, following the earlier of April 22, 2010 or a change of control of HNS, HCI has received a cumulative total return of at least 5.0 times on its investment in HNS. In each such case, vesting of Class B equity interests subject to performance milestones requires continued employment of the Class B equity holder through the earlier of April 22, 2010 or a change in control of HNS. On January 1, 2007, at the holders’ election, vested Class B equity interests may be exchanged for common stock of HCI. The number of shares of HCI common stock to be issued upon such exchange will be based upon the fair market value of such vested Class B membership interest divided by the value of HCI common stock at the time of such exchange. Pursuant to SFAS No. 123, the Company determined that the Class B equity interests had nominal value at the date of grant, and, accordingly, no compensation expense was recorded in connection with the issuance of the Class B equity interests.

In July 2005, the Company adopted an incentive plan (the “Bonus Unit Plan”) pursuant to which 4.4 million bonus units representing approximately 4% of the increase in the value of the Company, as defined in the Bonus Unit Plan, were granted to its employees. The bonus units provide for time vesting over five years subject to a participant’s continued employment with the Company. Pursuant to the Bonus Unit Plan, as a result of the January 2006 Transaction, if a participant in the Bonus Unit Plan is still employed by the Company on April 22, 2008, then at such time, the participant’s vested bonus units would be exchanged for HCI common stock. A second exchange will take place on April 22, 2010 for participants in the Bonus Unit Plan still employed by the Company at such time. The number of shares of HCI common stock to be issued upon each such exchange would be based upon the fair market value of such vested bonus unit divided by the value of HCI common stock at the time of the exchange. Pursuant to SFAS No. 123, the Company determined that the fair value of the bonus units on the grant date was approximately $1.2 million. This amount is being amortized over the five year vesting period beginning on the date of grant. The Company recognized compensation expense of $0.1 million in the period April 23, 2005 through December 31, 2005.

Note 14:    SPACEWAY Impairment Provision

The Company historically managed the Business and SPACEWAY as separate products. The Business includes established services and product lines with their own distinct revenues and operating costs, whereas SPACEWAY is a system that is under construction and for which the Company has not received or recognized any significant revenues. Prior to September 30, 2004, certain hardware costs relating to the construction of three satellites and a network operating center and development costs relating to network infrastructure for the SPACEWAY program had been capitalized as construction in progress over the period of construction through September 30, 2004.

During 2004, DTVG decided that it would offer the Business for sale, and it commenced a process for seeking buyers for this business. In the third quarter of 2004, DTVG determined that it would no longer continue to pursue the business plan of the SPACEWAY program as it was originally contemplated and that it would

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

transfer two of the SPACEWAY satellites (“SW1” and “SW2”) and certain support equipment to DIRECTV Holdings LLC, an affiliated company, for use in its direct-to-home satellite broadcasting business. DTVG also determined that it would include the remaining SPACEWAY assets as a component of the Business offered for sale. These decisions by DTVG triggered the need to perform an asset impairment analysis on the Company’s investment in SPACEWAY since the ultimate disposition of this investment differed from its original intended purpose. As of September 30, 2004, DTV Networks had a capitalized value of $1,552.7 million for SPACEWAY of which $11.2 million represented capitalized software development costs, and the remainder was included in property as construction in progress. Based upon an independent valuation and analysis, DTVG determined that the fair value of the satellites, support equipment, and other satellite related costs to be transferred to DIRECTV was $308.0 million. DTVG determined that the fair value of the remaining SPACEWAY assets, including the third SPACEWAY satellite (“SW3”), was $85.0 million, based upon an analysis of the alternative disposition opportunities available to DTVG. Previously capitalized costs in excess of these fair value amounts totaling $1,217.7 million were recognized as a SPACEWAY impairment provision in the third quarter of 2004. DTVG also determined that, given the uncertainty of recovery of any additional capitalized costs relating to SPACEWAY in a potential sale or other disposition, all subsequent spending on the SPACEWAY program would be expensed as incurred, other than costs directly related to the construction and launch of SW3. DTVG also assumed responsibility for the satellite manufacturing contract with Boeing covering all three of the satellites. The portion of the satellite manufacturing contract relating to SW3, including Boeing’s obligation to complete construction of SW3 for an additional $49.0 million, was assigned to HNS upon the closing of the April 2005 Transaction. Of this $49.0 million, $17.0 million was paid during the year ended December 31, 2005, and the Company expects to pay $22.0 of the balance in 2006 and the remainder in 2007. Additionally the Company has entered into commitments with two companies totaling $73.7 million related to launch and launch operations services. Of this amount $22.2 million was paid in 2005 and based on the expected launch of SPACEWAY 3 in early 2007, the Company expects to pay $47.5 million in 2006 and $4.0 million in 2007.

Note 15:    Restructuring Costs

In the periods April 23, 2005 through December 31, 2005 and January 1, 2005 through April 22, 2005, and the years ended December 31, 2004 and 2003, HNS recognized restructuring costs of $1.4 million, $1.6 million, $11.0 million, and $4.1 million, respectively, principally attributable to employee headcount reductions; and in 2005, the decision to close one of the Company’s network operations centers related to SPACEWAY which resulted in charges for the cancellation of equipment leases. Restructuring costs recognized related principally to HNS’ domestic operations and affected approximately 1%, 9%, and 7% of the then existing headcount in each of the period January 1, 2005 through April 22, 2005 and the years ended December 31, 2004 and 2003, respectively. Severance costs per employee were greater in 2004 due to enhanced severance benefit programs resulting from the News Corporation transaction described in Note 17. These restructuring activities were primarily taken as cost reduction and downsizing actions intended to respond to market conditions in the principal markets served by the Company. Additionally, in 2004, the realignment of the SPACEWAY program in the third quarter of 2004 contributed to the need for additional downsizing adjustments. In connection with the April 2005 Transaction, the Company relocated certain employees and operations in order to vacate certain leased facilities and the lease obligations on those facilities remained with DTVG following the closing of the April 2005 Transaction. Restructuring costs of $1.4 million in the period April 23, 2005 through December 31, 2005 $1.6 million in the period January 1, 2005 through April 22, 2005, $7.8 million in 2004, and $1.6 million in 2003 were charged to the VSAT Business segment, and the remainder, $3.2 million in 2004 and $2.5 million in 2003, were charged to the Telecom Systems segment described in Note 18.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 16:    Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Successor	Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Years ended December 31,
			2004	2003
		(Dollars in thousands)
Equity in earnings (losses) of affiliates	$23	$34	$—	$(1,298)
Minority interests’ share of subsidiary losses (earnings)	366	231	(64)	(678)
Interest income	2,813	102	772	1,000
Gain on sale of real estate	—	—	5,805	—
Foreign income tax expense	(693)	(180)	(32)	(2,199)
Other	198	—	—	—

Total Other Income (Expense), Net	$2,707	$187	$6,481	$(3,175)

Note 17:    Transactions with Related-Parties

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell telecommunications services, advertising, equipment, and inventory. In addition, as further described below, the Company purchased certain management services from SkyTerra. Related parties include News Corporation, who become a related party on December 23, 2003 when it purchased a minority interest in DTVG from General Motors Corporation (“GM”) and its affiliates; DTVG and its affiliates; and subsequent to the April 2005 Transaction, SkyTerra, Apollo Management, L.P. (an affiliate of SkyTerra and HCI), and their affiliates. In addition, related parties include GM, which through December 22, 2003, was the 100% owner of DTVG. In connection with the January 2006 Transaction, News Corporation and its affiliates, including DTVG and its affiliates, cease to be related parties.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

As discussed in Note 4, DTV Networks participated in the cash management program of DTVG prior to the April 2005 Transaction. As such, DTVG was responsible for funding the working capital and capital expenditures of DTV Networks, as well as providing certain corporate services for which there were no analogous functions performed at DTV Networks. DTVG also administered and maintained certain employee retirement and stock option programs in which DTV Networks employees participated and for which DTV Networks was charged its allocable share of the related costs. Upon the closing of the April 2005 Transaction, the Company’s participation in the programs administered by DTVG ceased and the Company established its own cash management program, employee benefits program, and service organizations to provide for the functions that DTVG provided prior to the closing. Amounts due to DTVG for providing the preceding services, including funding HNS’ working capital and capital expenditures, were recorded as contributions within equity. The balances included in equity had no formal repayment terms or interest requirements. Other net cash contributions from parent shown in the table below represent the net funding for working capital and operational needs of the Company. It is not practical for the Company to calculate the average net cumulative cash contributions from DTVG as a result of the daily nature of the transfers to and from DTVG under the cash management program. The following represents an analysis of changes in Predecessor equity:

	Predecessor
	January 1, 2005 – April 22, 2005	Years ended December 31,
		2004	2003
	(Dollars in thousands)
Equity, beginning of period	$267,044	$1,956,099	$1,913,619
Net loss before allocation of costs from parent	(11,225)	(1,397,619)	(115,559)
Allocation of costs from parent	(11,298)	(35,865)	(41,467)
Property transferred to parent	—	(308,000)	—
Cash paid for intercompany purchases	(15,740)	(81,944)	(99,970)
Cash received for intercompany revenues	1,198	3,611	6,408
Other net cash (distributions to) contributions from parent	(94,326)	130,762	293,068

Equity, end of period	$135,653	$267,044	$1,956,099

Transactions between the Company and DTVG other than those related to HNS’ participation in the centralized cash management system of DTVG as well as to DTVG’s provision of certain corporate services to HNS are included in the amount due to related parties in the table below. As of December 31, 2005 and 2004, the balance due to DTVG of $25.0 million and $20.3 million, respectively, consisted of amounts due to DTVG for restricted cash of HNS funded by DTVG which HNS must repay to DTVG, HNS’ investment in common stock of an unconsolidated affiliate (see Note 19), and purchases of advertising sales from DTVG, partially offset by amounts due to HNS by DTVG for services performed by HNS for DTVG.

Under the terms of the December 2004 Agreement, DTVG retained the responsibility for all pre-closing tax obligations of DTV Networks and HNS, as well as obligations related to certain pending litigation and facilities leases for property that the Company had vacated. DTVG also liquidated all capital lease debt and all foreign indebtedness outstanding at such time and remained liable for its indemnities to third parties relating to the VSAT hardware financing borrowings. The Company has indemnified DTVG for any losses relating to the VSAT hardware financings.

Pursuant to the LLC Agreement, during the three year period subsequent to the April 2005 Transaction, the Company will pay SkyTerra or its successor a quarterly management fee of $0.3 million for services to be rendered by SkyTerra or its successor in its capacity as the Managing Member.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In connection with the closing of the January 2006 Transaction, the parties to the November 2005 Agreement entered into agreements governing certain relationships between and among the parties after the closing. Such agreements include the modification and/or termination of certain prior agreements between and among the parties, including:

•	amending certain provisions of the December 2004 Agreement to accelerate the expiration of certain representations and warranties made by DTV Networks in connection with that agreement;

•	terminating an investor rights agreement in connection with the December 2004 Agreement pursuant to which, among other covenants, SkyTerra and DTV Networks agreed to limit the transferability of the Class A membership interests and HNS granted SkyTerra and DTV Networks public offering registration rights; and

•	amending the Advertising and Marketing Support Agreement, pursuant to which affiliates of DTV Networks provided HNS with discounted advertising costs.

The following table summarizes sales and purchase transactions with related parties, including the allocation of the cost of employee benefits from DTVG and its subsidiaries or affiliates:

	Successor	Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Years Ended December 31,
			2004	2003
	(Dollars in Thousands)
Sales
DTVG and affiliates	$10,669	$1,198	$3,611	$5,936
SkyTerra, HCI, and affiliates	1,795	—	—	—

Total	$12,464	$1,198	$3,611	$5,936

Purchases
DTVG and affiliates	$6,135	$16,049	$78,826	$103,485
SkyTerra, HCI, and affiliates	15,451	—	—	—

Total	$21,586	$16,049	$78,826	$103,485

The following table sets forth the amount of assets and liabilities resulting from transactions with related parties:

	Successor	Predecessor
	At December 31,
	2005	2004
	(Dollars in Thousands)
Due from related parties
DTVG and affiliates	$206	$255
SkyTerra, HCI, and affiliates	508	—

Total	$714	$255

Due to related parties
DTVG and affiliates	$25,179	$20,562
SkyTerra, HCI, and affiliates	2,748	—

Total	$27,927	$20,562

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 18:    Segment and Geographical Data

HNS operates in two business segments consisting of the VSAT segment (including SPACEWAY), which provides satellite-based private business networks and broadband Internet access to consumers, and the Telecom Systems segment consisting of the Company’s mobile satellite communications business unit, its terrestrial carrier network services business unit, and the HNS corporate office.

Selected financial information for HNS’ operating segments follows:

	VSAT Business	Telecom Systems	Total
	(Dollars in Thousands)
April 23, 2005 – December 31, 2005
Successor
Revenues	$538,622	$44,846	$583,468
Segment operating income	56,815	9,793	66,608
Depreciation and amortization	27,078	131	27,209
Segment assets	590,192	166,332	756,524
Capital expenditures	64,228	2,337	66,565

January 1, 2005 – April 22, 2005
Predecessor
Revenues	$199,698	$23,743	$223,441
Segment operating (loss) income	(23,526)	2,447	(21,079)
Depreciation and amortization	13,703	31	13,734
Segment assets	516,670	185,974	702,644
Capital expenditures	25,339	846	26,185

2004
Predecessor
Revenues	$696,693	$92,657	$789,350
Segment operating (loss) income	(1,407,574)	(24,925)	(1,432,499)
Depreciation and amortization	91,027	5,946	96,973
Segment assets	486,266	100,618	586,884
Capital expenditures	131,834	6,997	138,831

2003
Predecessor
Revenues	$665,623	$85,525	$751,148
Segment operating (loss) income	(123,189)	(18,465)	(141,654)
Depreciation and amortization	88,130	6,709	94,839
Segment assets	2,150,252	166,688	2,316,940
Capital expenditures	204,220	11,309	215,529

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Revenues by geographic area are summarized below based upon the location of the customer:

	Successor	Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Years ended December 31,
			2004	2003
	(Dollars in thousands)
North America	$411,406	$163,953	$538,822	$506,823
Europe	78,731	17,212	106,577	89,503
South America and the Caribbean	14,239	4,133	16,052	16,354
Africa, Asia, and the Middle East	79,092	38,143	127,899	138,468

Total Revenues	$583,468	$223,441	$789,350	$751,148

Individual countries with significant revenues are as follows:

	Successor	Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Years ended December 31,
			2004	2003
	(Dollars in thousands)
United States	$385,706	$161,805	$526,054	$501,390
India	35,499	12,483	31,955	40,151

Net property grouped by physical locations is as follows:

	Successor	Predecessor
	At December 31,
	2005	2004
	(Dollars in thousands)
North America
United States	$245,412	$212,992
Canada and Mexico	10	—

Total North America	245,422	212,992

Europe	5,448	8,048
South America and the Caribbean	490	—
Africa, Asia, and the Middle East	8,218	5,704

Total Net Property	$259,578	$226,744

Note 19:    Commitments and Contingencies

Litigation

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against HNS arising in the ordinary course of business. HNS has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require HNS to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2005.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In 2002, the Department of Revenue Intelligence, or DRI, in India initiated an action against a former affiliate and customer of the Company, Hughes Tele.com (India) Ltd., or HTIL, relating to alleged underpayment of customs duty and misclassification of import codes. The DRI action was also directed against the Company and other HTIL suppliers whose shipments are the focus of that action. HTIL, renamed Tata Teleservices (Maharashtra) Ltd., or TTML, after the Tata Group purchased HNS’ equity interest in December 2003, is the principal party of interest in this action. The Company, together with the other named suppliers, are potentially liable for penalties in an amount of up to five times the underpayment of duty if HNS is found to have aided HTIL in avoiding duty. In connection with HNS’ sale to the Tata Group, the Company did not indemnify TTML in relation to its own potential liability in this matter. Currently, the parties have filed replies to the DRI’s allegations and are engaged in a series of hearings to resolve the matter before a forum known as the Settlement Commission.

Following a voluntary disclosure by DTVG and DTV Networks in June 2004, DTVG and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the US Department of State in January 2005 regarding alleged violations of the International Traffic in Arms regulations involving exports of technology related to the VSAT business primarily to China. As part of the Consent Agreement, which applies to the Company, one of the Company’s subsidiaries was debarred from conducting certain international business. The Company is now eligible to seek reinstatement and intends to do so in the near future. In addition, the Company is required to enhance its export compliance program to avoid future infractions. As a result of its voluntary disclosure and the Consent Agreement, the Company is currently unable to perform its obligations under certain contracts with certain customers in China and Korea addressed by the Consent Agreement, and if ultimately unable to perform, the Company may be liable for certain damages of up to $5.0 million as a result of its non-performance. In November 2005, the Company received notice that one of these customers in China had filed a demand for arbitration with the International Center for Dispute Resolution, a division of the American Arbitration Association. The arbitration is currently stayed pending non-binding mediation, which is expected to be concluded in the first half of 2006.

On April 19, 2005, the Company settled a lawsuit with Helius, Inc. in which Helius had alleged patent infringement. As a result of the settlement, the Company recognized a charge of $1.8 million in the period January 1, 2005 to April 22, 2005 and was granted a license under the allegedly infringed patents. In addition, Helius released the Company from all claims relating thereto.

After discussion with counsel representing the Company in the actions described above, it is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Product Warranties

The Company warrants its hardware products for up to fifteen months following the date of installation. A large portion of its enterprise customers enter into maintenance agreements under which the company recognizes revenue for providing maintenance services that prolong the life and effectiveness of the installed hardware, thus minimizing the potential for warranty claims or repairs. Warranty reserves are determined based on historical warranty repair experience and an assessment of the number of units remaining under warranty coverage. Long-term contracts for the sale of wireless communications systems may include contractual provisions relating to warranty coverage for fixed terms generally not exceeding five years. Warranty provisions for these contracts are included in the determination of overall contract costs and earnings, based on management’s estimates of the cost of the related coverage. Accrued contract warranty costs are reviewed and adjusted, as appropriate, over the term of the contractual warranty period.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Changes in the accrued warranty costs were as follows:

	Successor	Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Year ended December 31, 2004
	(Dollars in thousands)
Balance at beginning of period	$4,501	$3,833	$3,607
Warranty cost accrual	2,069	1,887	3,865
Warranty costs incurred	(2,516)	(1,219)	(3,639)

Balance at end of period	$4,054	$4,501	$3,833

Leases

The Company has noncancelable operating leases having lease terms in excess of one year, primarily for real property. Future minimum payments under such leases consisted of the following at December 31, 2005 (in thousands):

Year Ending December 31,
2006	$5,560
2007	2,395
2008	1,725
2009	1,159
2010	560
Thereafter	566

Total Minimum Lease Payments	$11,965

Rental expenses under operating leases, net of sublease income, were $10.3 million for the period April 23, 2005 through December 31, 2005, $6.2 million for the period January 1, 2005 through April 22, 2005, $33.5 million in 2004, and $38.8 million in 2003.

The Company has noncancelable vendor obligations for acquisition of space segment. Future minimum payments under such leases consisted of the following at December 31, 2005 (in thousands):

Year Ending December 31,
2006	$136,598
2007	93,814
2008	63,173
2009	35,896
2010	25,402
Thereafter	54,320

Total Minimum Lease Payments	$409,203

Rental expenses under operating leases for space segment were $94.0 million for the period April 23, 2005 through December 31, 2005, $42.0 million for the period January 1, 2005 through April 22, 2005, $133.3 million in 2004, and $122.0 million in 2003.

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $26.9 million that were undrawn at December 31, 2005. Of this amount, $12.1 million were issued under the $50.0 million revolving credit facility (see Note 11), $4.9 million were secured by restricted cash (see Note 4), and the balance was secured by letters of credit issued under credit arrangements available to the Company’s

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Indian subsidiaries. Certain of the letters of credit issued by the Company’s Indian subsidiaries are secured by those entities’ assets. These obligations expire as follows: $10.5 million in 2006, $2.0 million in 2007, $1.6 million in 2008, $6.6 million in 2009, and $6.2 million thereafter.

In connection with the prior disposition by DTV Networks of a subsidiary that was an affiliate of the Company, the Company entered into a services contract under which it agreed to procure a minimum amount of services from the former subsidiary over a two year period ending March 31, 2007. The minimum total amount to be procured under the agreement is $23.8 million, of which $9.8 million has been incurred as of December 31, 2005 and $14.0 million remains to be procured as of that date. The Company has determined that it will not purchase the level of services contractually required and as of December 31, 2005 has recorded a liability of $2.8 million to satisfy this purchase commitment.

Pursuant to the terms of the December 2004 Agreement, HNS has limited rights with respect to its investment in common stock of an unconsolidated affiliate carried in other assets in the balance sheets. Among other things, HNS may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third party, it must deliver the net proceeds from such sale to DTVG. The shares must be returned to DTVG within three years of the closing of the April 2005 Transaction unless a qualifying disposition of the shares has occurred. Accordingly, at December 31, 2005, HNS has recorded a liability in due to affiliates long-term in the balance sheet for the amount of $8.9 million for this investment.

* *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYTERRA COMMUNICATIONS, INC.

Date: March 29, 2006	By:	/S/ JEFFREY A. LEDDY
	Name: Title:	Jeffrey A. Leddy Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/S/ JEFFREY A. LEDDY Jeffrey A. Leddy	Chief Executive Officer and President (Principal Executive Officer and Principal Financial Officer)	March 29, 2006

/S/ CRAIG J. KAUFMANN Craig J. Kaufmann	Controller and Treasurer (Principal Accounting Officer)	March 29, 2006

/S/ ANDREW D. AFRICK Andrew D. Africk	Director	March 29, 2006

/S/ JEFFREY M. KILLEEN Jeffrey M. Killeen	Director	March 29, 2006

/S/ WILLIAM F. STASIOR William F. Stasior	Director	March 29, 2006

/S/ AARON J. STONE Aaron J. Stone	Director	March 29, 2006

/S/ MICHAEL D. WEINER Michael D. Weiner	Director	March 29, 2006