Form 10-Q
period 2006-03-31
SKYTERRA COMMUNICATIONS INC
filed 2006-05-10
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2006, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-13865

SKYTERRA COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2368845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

19 West 44th Street, Suite 507
New York, New York	10036
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 8, 2006, 8,912,715 shares of the registrant’s voting common stock and 8,990,212 shares of the registrant’s non-voting common stock were outstanding.

SKYTERRA COMMUNICATIONS, INC.

CONDENSED COMBINED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$11,116	$9,503
Short-term investments	—	3,000
Receivable from Hughes Communications	1,781	—
Deferred income taxes	—	59,050
Prepaid expenses and other current assets	453	—

Total current assets	13,350	71,553

Investment in Mobile Satellite Ventures LP	41,435	42,761
Deferred income taxes	—	2,700

Total assets	$54,785	$117,014

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$798	$205
Accrued liabilities	1,254	235
Taxes payable	1,781	—

Total current liabilities	3,833	440

Commitments and contingencies

Minority interest	8,210	8,474

Series A Redeemable Convertible Preferred Stock, $.01 par value, net of unamortized discount of $27,096 and $28,195, respectively	94,199	93,100

Stockholders’ (deficit) equity:
Net investment of SkyTerra Communications (accounting predecessor to Hughes Communications)	—	15,106
Preferred stock, $.01 par value. Authorized 10,000,000 shares; issued 1,199,007 shares as Series A Redeemable Convertible Preferred Stock	—	—
Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 8,892,715 shares at March 31, 2006	89	—
Non-voting common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 8,990,212 shares at each of March 31, 2006	90	—
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(94)	(106)
Accumulated deficit	(51,542)	—

Total stockholders’ (deficit) equity	(51,457)	15,000

Total liabilities and stockholders’ (deficit) equity	$54,785	$117,014

See accompanying notes to condensed combined financial statements.

SKYTERRA COMMUNICATIONS, INC.

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues	$—	$—
Costs of revenues	—	—

Gross margin	—	—
Selling, general and administrative expenses	(1,260)	(430)

Loss from operations	(1,260)	(430)
Interest income	122	—
Equity in loss of Mobile Satellite Ventures LP	(2,473)	(4,589)
Other income, net	55	—
Minority interest	491	918

Loss before income taxes	(3,065)	(4,101)
Income tax benefit	—	1,034

Net loss	(3,065)	(3,067)
Cumulative dividends and accretion of redeemable convertible preferred stock to liquidation value	(2,492)	(2,492)

Net loss attributable to SkyTerra Communications (accounting predecessor to Hughes Communications) and common stockholders	$(5,557)	$(5,559)

Pro forma basic and diluted loss per common share	$(0.31)	$(0.32)

Pro forma basic weighted average common shares outstanding	17,793,555	17,401,685

See accompanying notes to condensed combined financial statements.

SKYTERRA COMMUNICATIONS, INC.

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,065)	$(3,067)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in loss of Mobile Satellite Ventures LP	2,473	4,589
Minority interest	(491)	(918)
Stock-based compensation expense	515	145
Changes in assets and liabilities:
Prepaid expenses and other current assets	(234)	—
Accounts payable and accrued liabilities	617	—

Net cash (used in) provided by operating activities	(185)	749

Cash flows from investing activities:
Maturities of short-term investments	3,000	—

Net cash provided by investing activities	3,000	—

Cash flows from financing activities:
Net capital contribution from (distribution to) SkyTerra Communications (accounting predecessor to Hughes Communications)	98	(781)
Payment of dividend on preferred stock	(1,394)	—
Proceeds from the exercise of options	94	—

Net cash used in financing activities	(1,202)	(781)

Net increase (decrease) in cash and cash equivalents	1,613	(32)
Cash and cash equivalents, beginning of period	9,503	119

Cash and cash equivalents, end of period	$11,116	$87

Noncash financing activities:
Short-term investment contributed by SkyTerra Communications (accounting predecessor to Hughes Communications)	$3,000	$—
Prepaid expenses and other current assets contributed by SkyTerra Communications (accounting predecessor to Hughes Communications)	219	—
Accounts payable and accrued liabilities contributed by SkyTerra Communications (accounting predecessor to Hughes Communications)	1,036	—
Payment of dividend on preferred stock by SkyTerra Communications (accounting predecessor to Hughes Communications)	—	1,394

See accompanying notes to condensed combined financial statements.

SKYTERRA COMMUNICATIONS, INC.

CONDENSED COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(unaudited)

	Net Investment of SkyTerra Communications (Accounting Predecessor to Hughes Communications)	Preferred Stock	Voting Common Stock ($.01 par value)	Non-Voting Common Stock ($.01 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2006	$15,106	$—	$—	$—	$—	$(106)	$—	$15,000
Comprehensive loss:
Net loss prior to Distribution on February 21, 2006	—	—	—	—	—	—	(1,374)	(1,374)	$(1,374)
Net loss after Distribution on February 21, 2006	—	—	—	—	—	—	(1,691)	(1,691)	(1,691)
Net foreign currency translation adjustments of Mobile Satellite Ventures LP	—	—	—	—	—	12	—	12	12

Total comprehensive loss	—	—	—	—	—	—	—	—	$(3,053)

Net capital distribution to SkyTerra Communications (accounting predecessor to Hughes Communications)	(62,469)	—	—	—	—	—	—	(62,469)
Stock-based compensation expense	76	—	—	—	481	—	—	557
Stock-based compensation expense for options issued by Mobile Satellite Ventures LP	633	—	—	—	273	—	—	906
Issuance of 46,668 shares of common stock through exercise of stock options	—	—	—	—	94	—	—	94
Dividends on and accretion of preferred stock	(1,454)	—	—	—	(848)	—	(190)	(2,492)
Distribution and recapitalization of SkyTerra Communications	48,108	—	89	90	—	—	(48,287)	—

Balance, March 31, 2006	$—	$—	$89	$90	$—	$(94)	$(51,542)	$(51,457)

See accompanying notes to condensed combined financial statements.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Distribution

On February 21, 2006, SkyTerra Communications, Inc. (“SkyTerra”) separated into two publicly owned companies (the “Distribution”): (i) SkyTerra (referred to as the “Company” following the Distribution) and (ii) Hughes Communications, Inc. (“Hughes”), a newly formed entity. On December 30, 2005, in preparation for the Distribution, SkyTerra and Hughes entered into an agreement (the “Separation Agreement”) pursuant to which SkyTerra contributed to Hughes, effective December 31, 2005, all of its assets, liabilities and operations other than those associated with Mobile Satellite Ventures LP (the “MSV Joint Venture”) and TerreStar Networks, Inc. (“TerreStar”), $12.5 million of cash, cash equivalents and short-term investments, certain tax attributes and the obligations pursuant to SkyTerra’s Series A redeemable convertible preferred stock (the “Series A Preferred Stock”). Upon a change of control of the Company involving the consolidation of the ownership of the MSV Joint Venture, which would include the proposed exchange transactions described in Note 11, the remaining balance of the $12.5 million of cash, cash equivalents and short-term investments at such time, if any, will be transferred to Hughes. If such a change of control had occurred as of March 31, 2006, the Company would have transferred approximately $9.7 million of cash and cash equivalents to Hughes.

To effect the Distribution, SkyTerra distributed to each of its stockholders one-half of one share of Hughes common stock for each share of SkyTerra common or non-voting common stock held as of the close of business on February 13, 2006 (or, in the case of SkyTerra’s Series A Preferred Stock and Series 1-A and 2-A warrants, in accordance with their terms, one-half of one share of Hughes common stock for each share of SkyTerra common stock issuable upon conversion or exercise of such preferred stock and warrants held as of the close of business on February 13, 2006).

Notwithstanding the legal form of the Distribution, due to, among other things, (i) the businesses transferred to Hughes generated all of SkyTerra’s historical consolidated revenues and constituted a majority of the book value of SkyTerra’s assets and (ii) the businesses transferred to Hughes include SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries, the Distribution was accounted for as a reverse spin-off in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, “Accounting for Reverse Spin-offs.” Accordingly, Hughes was considered the divesting entity and treated as the “accounting successor” to SkyTerra for financial reporting purposes, and the Company was treated as if it had been distributed by Hughes. As described in Note 2, these condensed combined financial statements treat the Company as if it had been a subsidiary of Hughes for periods prior to the Distribution.

(2)	Basis of Presentation

The accompanying condensed combined financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed combined financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these condensed combined financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2005 which will be included in a Current Report on Form 8-K to update the financial information included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The Company’s combined financial statements combine the results of operations and financial position of the Company’s 80% owned subsidiary which holds the Company’s interest in the MSV Joint Venture and TerreStar (the “MSV Investors Subsidiary”) and, in periods prior to the Distribution, an allocation of expenses related to certain corporate functions performed by SkyTerra on behalf of the Company, including those related to executive management, accounting, legal, human resources, information systems and insurance. The combined financial statements also reflect SkyTerra’s historical carrying amount and related dividends and accretion attributable to the Series A Preferred Stock which remains an obligation of the Company following the Distribution, the $12.5 million of cash, cash equivalents and short-term investments retained by the Company following the effective date of the Separation Agreement, and certain tax attributes which were retained by the Company following the Distribution. The combined financial information may not necessarily reflect the financial position, results of operations, and cash flows of the Company in the future or had it operated as a separate entity during the periods presented.

(3)	Summary of Significant Accounting Policies

(a) Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company considers all debt securities with maturities of more than three months but less than one year as short-term investments and classifies investments in such short-term debt securities as held to maturity. The cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity over the contractual life of the security. As of December 31, 2005, all short-term investments consisted of government agency securities.

(b) Impairment of Long-Lived Assets

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

(c) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recognized if it is “more likely than not” that some portion or all of a deferred tax asset will not be realized.

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

(d) Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from non-owner sources. Comprehensive loss for the three months ended March 31, 2006 has been disclosed within the accompanying condensed combined statement of changes in stockholders’ equity (deficit). Comprehensive loss for the three months ended March 31, 2005 equaled the Company’s net loss. As of March 31, 2006 and December 31, 2005, accumulated other comprehensive loss was approximately $0.1 million, consisting primarily of the Company’s proportionate share of the accumulated foreign currency translation adjustments of the MSV Joint Venture.

(e) Use of Estimates

The preparation of these combined financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management estimates and assumptions that affect reported amounts and related disclosures. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include the allocation of corporate overhead expenses, valuation allowances for deferred income tax assets, fair value of stock options and other contingent obligations. Actual results could differ from those estimates and assumptions.

(f) Pro Forma Net Loss per Common Share

Pro forma basic net loss per common share is computed by dividing net loss attributable to SkyTerra Communications (accounting predecessor to Hughes Communications) and common stockholders by SkyTerra’s historical weighted average number of common shares outstanding for the period. Pro forma diluted net loss per common share is computed by dividing net loss attributable to SkyTerra Communications (accounting predecessor to Hughes Communications) and common stockholders by SkyTerra’s historical weighted average number of common shares outstanding and potentially dilutive securities. The potential dilutive effect of outstanding stock options and warrants is calculated using the “treasury stock” method, and the potential dilutive effect of the Series A Preferred Stock is calculated using the “if-converted” method. During all periods presented, there were potential common shares, including shares issuable upon the exercise of outstanding stock options and warrants and the conversion of the Series A Preferred Stock, which could potentially dilute pro forma basic net loss per common share in the future, but were excluded in the computation of pro forma diluted net loss per common share in such periods, as their effect would have been antidilutive. Potential common shares issuable upon the exercise of outstanding stock options and warrants but excluded from the calculation of pro forma diluted net loss per common share were 2,647,769 shares and 3,104,222 shares for the three months ended March 31, 2006 and 2005, respectively. During each of the three months ended March 31, 2006 and 2005, 1,912,485 potential common shares issuable upon the conversion of the Series A Preferred Stock were excluded from the computation of pro forma diluted net loss per common share.

(g) Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, short-term investments, accounts payable and the Series A Preferred Stock. The fair value of these0 instruments, other than the Series A Preferred Stock, approximates book value due to their short-term duration. The fair value of the Series A Preferred Stock is not practicable to determine as no quoted market price exists and there have not been any recent transactions involving the Series A Preferred Stock.

(h) Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and short-term investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with various high credit quality financial institutions.

(4)	Interest in the MSV Joint Venture

The MSV Investors Subsidiary owns approximately 20% of the limited partnership interests of the MSV Joint Venture on a fully diluted basis. The Company accounts for its interest in the MSV Joint Venture under the equity method and, accordingly, records its proportionate share of the net loss of the MSV Joint Venture, subject to certain adjustments. These adjustments relate primarily to the amortization of the excess of the Company’s carrying amount over its proportionate share of the MSV Joint Venture’s net assets on the date the MSV Investors Subsidiary converted its notes receivable from the MSV Joint Venture into limited partnership interests in the MSV Joint Venture. This excess is being amortized over the remaining useful life of certain MSV Joint Venture long-lived assets on a straight line basis. As of March 31, 2006, the Company’s book investment exceeded its proportionate share of the MSV Joint Venture’s net assets by approximately $1.4 million.

The following table presents summarized consolidated financial information for the MSV Joint Venture. The net loss of the MSV Joint Venture for the three months ended March 31, 2005 includes a gain of approximately $0.7 million for the cumulative effect of change in accounting principle recognized by the MSV Joint Venture upon the adoption of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” in 2005.

	March 31, 2006	December 31, 2005
	(unaudited)
	(in thousands)
Consolidated balance sheet information of the MSV Joint Venture:
Current assets	$530,983	$119,806
Noncurrent assets	115,604	96,978
Current liabilities	11,334	11,811
Noncurrent liabilities	459,665	23,713
Partners’ equity	175,588	181,260

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Consolidated statement of operations information of the MSV Joint Venture:
Revenues	$8,142	$7,190
Loss from operations	(12,245)	(12,434)
Net loss	(10,701)	(19,981)

The MSV Investors Subsidiary and the other partners of the MSV Joint Venture have agreed that the disposition by the MSV Joint Venture of all or substantially all of its assets, certain acquisitions or dispositions of a limited partner’s interest in the MSV Joint Venture, subsequent investment into the MSV Joint Venture by any person, and any merger or other business combination of the MSV Joint Venture, are subject to the control restrictions contained in the Amended and Restated Limited Partnership Agreement and the Amended and Restated Stockholders Agreement. The control restrictions include, but are not limited to, rights of first refusal, tag along rights and drag along rights. Certain of these actions cannot occur without the consent of the majority of the ownership interests of the MSV Joint Venture. In addition, the MSV Investors Subsidiary and two of the three other joint venture partner groups have entered into a voting agreement pursuant to which three of the four joint venture partner groups must consent to certain transactions involving the MSV Joint Venture or the partners or none of the parties to the voting agreement will support such actions. In connection with the proposed exchange transactions described in Note 11, the Company was required to, and did, receive the consent of three of the four joint venture partner groups.

On May 7, 2004, in connection with services being provided which support the regulatory effort of the MSV Joint Venture, an unaffiliated consultant was issued an option to purchase a less than one percent ownership interest in the MSV Investors Subsidiary. The option was immediately exercisable and will expire on the earlier of the dissolution of the MSV Investors Subsidiary or December 31, 2010.

(5)	Interest in TerreStar Networks

TerreStar was formed by the MSV Joint Venture to develop business opportunities related to the proposed receipt of certain licenses in the 2 GHz band. On December 20, 2004, the MSV Joint Venture issued rights (the “TerreStar Rights”) to receive all of the shares of common stock of TerreStar, then a wholly-owned subsidiary of the MSV Joint Venture, to the limited partners of the MSV Joint Venture, pro rata in accordance with each limited partner’s percentage ownership. On May 11, 2005, the TerreStar Rights were exchanged for shares of TerreStar common stock in connection with the sale by TerreStar of $200.0 million of its common stock to Motient Corporation (“Motient”) at a purchase price of $24.42 per share (the “TerreStar Private Placement”), increasing Motient’s ownership of TerreStar to approximately 54% on a fully diluted basis. Following these transactions, the Company’s MSV Investors Subsidiary owns approximately 5.3 million shares of TerreStar common stock, or approximately 15% of TerreStar on a fully diluted basis, and accounts for its interest in TerreStar under the cost method. In accordance with Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” the Company’s carrying value for its interest in TerreStar immediately following the May 2005 distribution was based on its pro rata share of the MSV Joint Venture’s carrying value for TerreStar immediately prior to distribution. As the MSV Joint Venture had no carrying value for its interest in TerreStar at the time of the distribution, the Company has no carrying value for its interest in TerreStar on the accompanying condensed combined balance sheets. TerreStar has generated historical operating losses and is expected to continue to generate significant operating losses in future periods. The Company has no obligation to fund these operating losses.

In connection with the TerreStar Private Placement, the minority shareholders of TerreStar, including the Company’s MSV Investors Subsidiary, TMI Communications, Inc. (“TMI”) and certain other shareholders, entered into certain agreements with TerreStar and Motient providing the MSV Investors Subsidiary (and the other minority shareholders) with certain protections, including tag along rights, pre-emptive rights and representation on the TerreStar Board of Directors. In addition, the TerreStar shares held by the minority shareholders, including the MSV Investors Subsidiary, under certain conditions, may be subject to drag along rights of Motient. In connection with the TerreStar Private Placement, the MSV Joint Venture licensed TerreStar certain intellectual property and agreed to provide TerreStar with certain services. Also, in connection with the transaction, Motient agreed, subject to satisfaction of certain conditions, to waive certain rights in order to facilitate a transaction in which one of the minority shareholders in TerreStar who also holds interests in the MSV Joint Venture acquires all of the interests in the MSV Joint Venture held by the other minority shareholders in TerreStar, resulting in control of the MSV Joint Venture being held by such party.

Upon closing of the proposed exchange transactions described in Note 11, the TerreStar shareholders agreement will be modified to limit the protections afforded to the minority stockholders in TerreStar, including the MSV Investors Subsidiary, to certain tag along rights. In addition, TerreStar will no longer be contractually restricted from engaging in transactions with Motient without minority shareholder approval.

(6)	Income Taxes

The benefit or provision for income taxes is based on loss or income recognized for combined financial statement purposes and includes the effects of temporary differences between such loss or income and the taxable loss or income. SkyTerra and its eligible subsidiaries file a consolidated United States federal income tax return. Hughes will be included in such consolidated return through the date of the Distribution. The accompanying condensed combined financial statements treat the Company as if it were a separate stand-alone entity, although the accompanying condensed combined balance sheet as of December 31, 2005 reflects a deferred tax asset representing SkyTerra’s loss carryforwards available to the Company to offset the gain on the Distribution discussed below.

Although the Company recognized a loss before income taxes of $3.1 million during the three months ended March 31, 2006, the Company did not record an income tax benefit as management does not believe that it is more likely than not that the Company will generate future taxable income that would enable it to utilize the loss carryforwards. For the three months ended March 31, 2005, the Company recorded an income tax benefit of approximately $1.0 million as the operating loss generated during this period was able to be carried back to offset income recognized during the years ended December 31, 2004 and 2003.

For Federal income tax purposes, the Company has unused net operating loss (“NOL”) carryforwards of approximately $90.7 million expiring in 2008 through 2025 and capital loss carryforwards of approximately $90.0 million expiring in 2006 through 2010. Based on a private letter ruling issued by the Internal Revenue Service (“IRS”) and a closing agreement entered into by the IRS and the Company with respect to the Company’s determination of whether an “ownership change” as defined by Section 382 of the Internal Revenue Code occurred during the period from June 5, 1999 through December 31, 2004, the Company believes that its carryforwards are not subject to limitation under Section 382 and, therefore, are available to offset future taxable income of the Company and its affiliates unless subject to other limitation. As the Distribution did not qualify as a tax-free spin-off, the Company expects recognize a significant taxable gain related to the Distribution in 2006 for Federal income tax purposes. As of December 31, 2005, the Company had a net deferred tax asset of approximately $61.7 million related to the loss carryforwards which are expected to be utilized to offset the Federal taxable gain generated by the Distribution. This $61.7 million asset is net of a valuation allowance of $2.8 million with $59.0 million classified as a current asset and $2.7 million classified as a non-current asset in the accompanying condensed combined balance sheet as of December 31, 2005.

In accordance with the tax sharing agreement between Hughes and the Company, Hughes will be responsible for all taxes relating to the Distribution not otherwise offset by loss carryforwards. Accordingly, the utilization of the Company’s loss carryforwards to offset the taxable gain generated by the Distribution during the three months ended March 31, 2006 is reflected as a distribution to Hughes in the accompanying condensed combined financial statements. However, if the Company’s estimate of the tax obligation generated by the Distribution changes and the Company’s loss carryforwards are not sufficient to offset the obligation, Hughes will be responsible for reimbursing the Company for any resulting tax payments. If Hughes is unable to pay such taxes, the Company will be required to make such payments. The Company has recorded a $1.8 million liability relating to the estimated taxes payable in connection with the Distribution and a corresponding $1.8 million receivable from Hughes relating to the obligation of Hughes to reimburse the Company under the tax sharing agreement.

(7)	Redeemable Convertible Preferred Stock

On June 4, 1999, SkyTerra issued and sold to Apollo Investment Fund IV, LP, Apollo Overseas Partners IV, LP and AIF IV/RRRR LLC (collectively with AP/RM Acquisition LLC, the “Apollo Stockholders”), for an aggregate purchase price of $87.0 million, 126,000 shares of Series A Preferred Stock, 126,000 Series 1-A Warrants (the “Series 1-A Warrants”), 1,916,994 Series 2-A Warrants (the “Series 2-A Warrants”), 744,000 shares of SkyTerra’s Series B Preferred Stock (the “Series B Preferred Stock”), 744,000 Series 1-B Warrants (the “Series 1-B Warrants”) and 10,345,548 Series 2-B Warrants (the “Series 2-B Warrants”). As approved at SkyTerra’s 1999 annual meeting of stockholders, all Series B securities were converted to Series A securities.

The Series A Preferred Stock has a $100 per share face value and is subject to mandatory and optional redemption. On June 30, 2012, the Company will be required to redeem all Series A Preferred Stock plus any accrued and unpaid dividends. At the option of the Company, the Series A Preferred Stock can be redeemed after June 30, 2004 at a price of 103% of the face value of the Series A Preferred Stock plus any accrued and unpaid dividends. In the event of a change of control, as defined, at the option of the holders of the majority of the then outstanding shares of the Series A Preferred Stock, the Company is required to redeem all or any number of such holders’ shares of Series A Preferred Stock plus any accrued and unpaid dividends. On May 8, 2006, the Company announced that it will conduct a rights offering, the proceeds of which will be used to redeem the Series A Preferred Stock (see Note 11).

At the option of the holder, the Series A Preferred Stock is convertible to common stock. As a result of SkyTerra’s July 2002 rights offering, the conversion price of the Series A Preferred Stock was adjusted, pursuant to certain anti-dilution provisions as defined, from $70.00 to $68.50 per share. As a result of SkyTerra’s

December 2004 private placement, the conversion price of the Series A Preferred Stock was further adjusted to $62.69 per share. The conversion price is subject to further adjustment pursuant to the anti-dilution provisions.

From the date of issuance to June 30, 2002, the quarterly dividends on the Series A securities were based on a rate of 7.5% per annum and were paid in additional shares of Series A securities. Under the terms of the securities purchase agreement, from July 1, 2002 through June 30, 2004, the quarterly dividend was based on a rate of 4.65% per annum and was payable, at the option of the holder, in additional shares of Series A securities or cash. As part of the settlement of a class action lawsuit filed against SkyTerra, the Apollo Stockholders agreed to accept payment of the dividend during this period in additional shares of Series A securities. Dividends paid from July 1, 2004 through the date of redemption will be based on a rate of 4.65% per annum and will be payable quarterly in arrears in cash. The quarterly payment of approximately $1.4 million for the three months ended December 31, 2005 was declared on January 30, 2006 and paid on February 1, 2006. The quarterly payment of approximately $1.4 million for the three months ended March 31, 2006 was declared on April 29, 2006 and paid on May 1, 2006. Each of these dividends are reflected in the accompanying condensed combined financial statements in the carrying amount of the Series A Preferred Stock and in net loss attributable to SkyTerra Communications (accounting predecessor to Hughes Communications) and common stockholders.

The Series 1-A and Series 2-A warrants are exercisable at any time and expire ten years from the date issued. The holders of the Series 1-A and Series 2-A warrants have the option to pay the exercise price of the warrants in cash, SkyTerra common stock previously held, or by instructing SkyTerra to withhold a number of SkyTerra shares with an aggregate fair value equal to the aggregate exercise price. Pursuant to the original terms of the Series 1-A warrants, each warrant was exercisable into 1.35 shares of the SkyTerra’s common stock, and the exercise price was dependent on the trading price of SkyTerra’s common stock. The exercise price ranged from $0.10, if the trading price is equal to or greater than $70.00 per share, to $42.00 if the trading price is equal to or less than $40.00 per share. Pursuant to their original terms, each Series 2-A warrant was exercisable into 0.1 share of SkyTerra’s common stock at an exercise price of $70.00.

The exercise price and the number of shares for which the Series 1-A and Series 2-A warrants are exercisable for is subject to adjustment under certain anti-dilution and other provisions as defined. As such, as a result of the issuance of additional shares of SkyTerra common stock in the July 2002 rights offering to shareholders other than the Apollo Stockholders at a price below the exercise price of the warrants at the time of the offering, the highest exercise price of the Series 1-A warrants was adjusted from $42.00 to $41.12, and the number of shares of SkyTerra’s common stock issuable upon the exercise of each Series 1-A warrant became a range dependent on the trading price of SkyTerra’s common stock. The number of shares issuable upon the exercise of each Series 1-A warrant ranged from 1.35 shares, if the trading price is equal to or greater than $70.00 per share to 1.379 shares if the trading price was less than or equal to $40.00 per share. The exercise price of the Series 2-A warrants was adjusted from $70.00 to $68.50, and the number of shares of SkyTerra’s common stock issuable upon the exercise of each Series 2-A warrant was adjusted from 0.1 to 0.1022 shares.

As a result of the December 2004 private placement in which additional shares of SkyTerra common stock were sold at a price below the exercise price of the warrants at the time of the placement, the highest exercise price of the Series 1-A warrants was adjusted from $41.12 to $38.48, and the highest number of shares of SkyTerra’s common stock issuable upon the exercise of each Series 1-A warrant was adjusted from 1.379 shares to 1.4737 shares. The exercise price of the Series 2-A warrants was adjusted from $68.50 to $62.69, and the number of shares of the SkyTerra’s common stock issuable upon the exercise of each Series 2-A warrant was further adjusted to 0.111665 shares. Following consummation of the proposed exchange transactions described in Note 11, the exercise price and number of shares issuable upon the exercise of the Series 1-A and Series 2-A warrants will be further adjusted.

On January 2, 2003, pursuant to the settlement of the class action lawsuit, 22,218 Series 1-A warrants and 2,452,509 Series 2-A warrants were cancelled. As of March 31, 2006, the 1,199,007 shares of Series A Preferred Stock are convertible into 1,912,485 shares of common stock, and the 234,633 Series 1-A warrants and the 9,810,033 Series 2-A warrants are exercisable for 345,776 shares and 1,095,436 shares of common stock, respectively. Assuming all the Series A securities are either converted or exercised, as of March 31, 2006, the Apollo Stockholders would own approximately 63% of the Company’s outstanding common stock and 35% of the Company’s outstanding voting power on a fully diluted basis.

At the time of issuance, SkyTerra ascribed value to the Series A securities based on their relative fair value using the Black-Scholes option valuation model. As such, $29.9 million was allocated to Series A Preferred Stock and the remaining $57.1 million was allocated to the related Series 1-A and Series 2-A warrants. This transaction was accounted for in accordance with FASB Emerging Issues Task Force 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features.” Subsequently, dividends have been recorded representing the accrual of the quarterly dividends and the accretion of the carrying value up to the face redemption over 13 years. For each of the three months ended March 31, 2006 and 2005, such accretion totaled approximately $1.1 million.

(8)	Stock-Based Compensation Plans

The Company provides incentive and nonqualified stock option plans for directors, officers and other key employees of the Company and others. The Company has reserved a total of 2.3 million shares of authorized common stock for issuance under the 1998 Long-Term Incentive Plan (the “Stock Incentive Plan”). The Company has options outstanding under the Nonqualified Stock Option Plan, but no new grants may be made under this plan. The number of options to be granted and the option prices are determined by the compensation committee of the Board of Directors in accordance with the terms of the plans. Options generally expire five to ten years after the date of grant.

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

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation technique previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Such value is recognized as expense over the requisite service period, net of estimated forfeitures. For stock options granted prior to the effective date of SFAS 123R, the Company will recognize compensation expense related to the unvested portion of such stock options on a straight-line basis for each separately vesting portion of the award as if the award was in-substance multiple awards, which is consistent with the attribution method previously utilized in the footnote disclosures required by SFAS 123. For stock-based compensation granted following the effective date of SFAS 123R, the Company will recognize compensation expense on a straight-line basis over the requisite service period for the entire award.

Under SFAS 123R, the Company recognized approximately $0.5 million of compensation expense related to stock options in the three months ended March 31, 2006. Such compensation expense is included in selling, general and administrative expenses on the accompanying condensed combined statements of operations. The application of SFAS 123R increased the Company’s loss from operations and net loss attributable to SkyTerra Communications (accounting predecessor to Hughes Communications) and common stockholders, relative to amounts that would have been reported using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), by approximately $0.6 million during the three months ended March 31, 2006 and increased the loss per common share by approximately $0.03 per share. The application of SFAS 123R did not have an impact on the Company’s cash flows from operating or financing activities as the Company did not record a tax benefit related to stock options exercised during the three months ended March 31, 2006 due to the recognized valuation allowance against deferred tax assets.

As of March 31, 2006, the Company had approximately $0.8 million of unrecognized compensation expense related to stock option plans that will be recognized over a weighted average period of less than one year.

Prior to January 1, 2006, the Company accounted for its stock-based compensation in accordance with SFAS 123, which allowed entities to continue to apply the provisions of APB Opinion No. 25, as clarified by FASB Interpretation No. 44, “Accounting For Certain Transactions Involving Stock Compensation,” (“FIN 44”) and provide pro forma net loss and pro forma loss per share disclosures for employee stock option grants as if the fair-value-based method, as defined in SFAS 123, had been applied. The Company had elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS 123.

APB Opinion No. 25 did not require the recognition of compensation expense for stock options granted to employees with exercise prices equal to fair market value on the date of grant. However, certain modifications to previously granted awards resulted in variable plan accounting under APB Opinion No. 25 and FIN 44. The stock-based compensation expense was calculated based on changes in the quoted prices of the Company’s common stock. As a result of the re-pricing of certain stock options in 2001, the Company recognized compensation expense of approximately $0.1 million during the three months ended March 31, 2005. This amount represents an allocation of the total stock-based compensation expense recorded by SkyTerra during such period. As the repriced options were fully vested prior to December 31, 2005, following the adoption of SFAS 123R, the Company will no longer record compensation expense related to these previously modified options.

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all employee awards and represents the Company’s allocated portion of SkyTerra’s costs for the period presented:

Three Months Ended March 31, 2005
(in thousands)
Net loss, as reported	$(3,067)
Add: Stock-based compensation expense, as reported, net of related tax effects	84
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(51)

Pro forma net loss	$(3,034)

Pro forma basic and diluted net loss per common share:
As reported	$(0.32)
Pro forma	$(0.32)

The Company did not issue any options during the three months ended March 31, 2006. For the three months ended March 31, 2005, the Company issued options to purchase 80,000 shares of common stock at a weighted average fair value of $17.77 using the Black-Scholes option pricing model and the following assumptions: a risk free interest rate ranging from 2.9% to 3.4%, an expected term of three years, volatility of approximately 93% and an annual dividend yield of 0%. The risk-free interest rate assumption is based upon the grant date closing rate for U.S. treasury notes that have a life which approximates the expected term of the option. The expected term of employee stock options represents the weighted average period of time that the stock options are expected to remain outstanding giving consideration to vesting schedules and historical exercise patterns. The expected volatility is based on historical volatility of the Company’s common stock. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

During the three months ended March 31, 2006, the Company received approximately $1.4 million in proceeds from the exercise of stock options. Of this amount, approximately $1.3 million was received prior to the Distribution and has been reflected as a capital contribution from SkyTerra Communications (accounting predecessor to Hughes Communications) in the accompanying condensed combined statements of cash flows.

Pursuant to the Stock Incentive Plan, the compensation committee is required to make an equitable adjustment to the terms of options issued under that plan in the event a special, large and nonrecurring dividend or distribution affects the Company’s common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of the participants under such plan. Pursuant to this provision, the holders of stock options who are current members of the Company’s management and board of directors, as well as a consultant and former directors who were involved with the acquisition of Hughes Network Systems, LLC (“HNS”), received an option to purchase one share of Hughes common stock for each option to purchase two shares of SkyTerra common stock that they held as of the date of the Distribution. The exercise price and number of shares subject to the SkyTerra and Hughes options was adjusted so that the two options had a combined intrinsic value equal to the intrinsic value of the SkyTerra option before taking into account the effect of the Distribution. The options are otherwise exercisable on substantially the same terms and conditions set forth in the Stock Incentive Plan. The issuance of such options to purchase Hughes common stock were in lieu of a larger adjustment to the exercise price of the SkyTerra options that such holders would have been otherwise entitled had they not received options to purchase Hughes common stock. A reduction in the exercise price (or in some cases, an increase in the number of shares) is the manner in which all other options outstanding under the Stock Incentive Plan were adjusted. Options to purchase 435,836 shares of Hughes common stock were issued to holders of SkyTerra options. Effective as of February 24, 2006, the compensation committee accelerated the vesting of 109,995 of these Hughes options, resulting in the recognition of approximately $0.4 million of compensation expense in the three months ended March 31, 2006.

The following table reflects stock option activity and related information for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic value
			(in thousands)
Outstanding at January 1, 2006	1,092,093	$11.81
Adjustments related to Distribution	36,832	$6.09
Exercised	(72,368)	$3.54	$1,726

Outstanding at March 31, 2006	1,056,557	$8.52	$14,613

Exercisable at March 31, 2006	722,272	$8.26	$10,885

The following table provides information about stock options that are outstanding and exercisable as of March 31, 2006 and reflects the adjustments resulting from the Distribution:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
$ 0.01 – $ 0.56	281,539	$0.54	6.31	281,539	$0.54	6.31
$ 0.60 – $ 0.60	190,000	$0.60	7.02	125,001	$0.60	7.03
$ 0.97 – $ 1.44	186,752	$1.34	7.57	115,002	$1.37	7.49
$ 2.95 – $19.34	197,805	$10.08	6.90	61,667	$6.40	2.86
$20.43 – $82.00	200,461	$32.37	5.44	139,063	$37.32	3.95

	1,056,557	$8.52	6.61	722,272	$8.26	5.87

(9)	Related Party Transactions

Corporate Functions

Prior to the Distribution, SkyTerra performed certain corporate functions on behalf of the Company, including those related to executive management, accounting, legal, human resources, information systems and insurance. Expenses related to these functions have been derived from SkyTerra’s historical costs relating to such functions and allocated to the Company based on an estimate of time spent by SkyTerra’s employees performing services related to the MSV Investors Subsidiary, including issues related to the MSV Joint Venture. For the period from January 1, 2006 through February 21, 2006 and for the three months ended March 31, 2005, corporate overhead expenses of approximately $0.2 million and $0.3 million, respectively, have been included in selling, general and administrative expenses in the accompanying condensed combined statements of operations. Management believes these allocations are reasonable. These expenses are not indicative of the costs and expenses that would have been incurred had the Company operated as a separate entity during the periods presented as they represent only a portion of the corporate overhead expenses incurred by SkyTerra. However, it is not practicable to estimate what the Company’s corporate overhead costs would have been on a stand-alone basis during such periods.

Separation Agreement

On December 30, 2005, in preparation for the Distribution, SkyTerra and Hughes entered into the Separation Agreement pursuant to which SkyTerra contributed to Hughes, effective December 31, 2005, all of its assets, liabilities and operations other than those associated with the MSV Joint Venture and TerreStar, $12.5 million of cash, cash equivalents and short-term investments, certain tax attributes and the obligations pursuant to the Series A Preferred Stock. Upon a change of control of the Company involving the consolidation of the ownership of the MSV Joint Venture, which would include the proposed exchange transactions described in Note 11, the remaining balance of the $12.5 million of cash, cash equivalents and short-term investments at such time, if any, will be transferred to Hughes. The Separation Agreement also provides that Hughes is responsible for paying all fees, costs and expenses directly related to the Distribution, except to the extent such fees have already been paid by the Company. In addition, the Separation Agreement provides for certain indemnifications, tax sharing, consulting services and access to facilities.

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

Consulting services. The Company provides Hughes with the consulting services of its officers, not to exceed an aggregate of 200 hours per month, for a monthly fee of $25,000. Such services may be terminated by either party at any time with or without cause by providing ten business days notice to the non-terminating party.

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

(10)	Commitments and Contingencies

On May 7, 2004, in connection with services being provided which support the regulatory effort of the MSV Joint Venture, the MSV Investors Subsidiary agreed to pay an unaffiliated consultant a one-time fee of $0.4 million upon a liquidity event, as defined in the agreement. The MSV Investors Subsidiary will recognize an expense related to this fee if and when a liquidity event becomes probable. The closing of the proposed exchange transactions involving the consolidation of the ownership of the MSV Joint Venture described in Note 11 will be a liquidity event that would require payment of the one-time fee.

Pursuant to the Separation Agreement, the Company retained $12.5 million of cash, cash equivalents and short-term investments. Upon a change of control of the Company involving the consolidation of the ownership of the MSV Joint Venture, which would include the proposed exchange transactions described in Note 11, the remaining balance of the $12.5 million of cash, cash equivalents and short-term investments at such time, if any, will be transferred to Hughes. If such a change of control had occurred as of March 31, 2006, the Company would have transferred approximately $9.7 million of cash and cash equivalents to Hughes.

From time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such additional legal matters will not have a material adverse effect on the Company’s financial position or results of its operations.

(11)	Subsequent Events

Series A Preferred Stock Dividend

The terms of the Company’s Series A Preferred Stock provide for dividends of 4.65% of the then current face value to be paid quarterly in arrears. The payment of approximately $1.4 million, for the three months ended March 31, 2006, was declared by the Company’s board of directors on April 29, 2006, paid on May 1, 2006 and is reflected in the accompanying condensed combined financial statements in the carrying amount of the Series A Preferred Stock and in net loss attributable to SkyTerra Communications (accounting predecessor to Hughes Communications) and common stockholders.

MSV Joint Venture Exchange Transactions

On May 8, 2006, the Company announced that it had executed definitive agreements with certain other partners in the MSV Joint Venture and the minority stakeholders in the Company’s MSV Investors Subsidiary, that, upon closing, would result in the consolidation of ownership and control of the MSV Joint Venture and its corporate general partner in the Company (the “MSV Exchange Transactions”). At the initial closing, the Company will issue 39.6 million shares of its common stock to affiliates of Motient, Columbia Capital, Spectrum Equity Investors and the minority stakeholders in the MSV Investors Subsidiary in exchange for approximately 14.2 million limited partnership interests of the MSV Joint Venture and all of the common stock of the corporate general partner currently held by these parties, resulting in the Company owning 52% of the MSV Joint Venture on a fully diluted basis and 78% of the corporate general partner. Motient intends to distribute approximately 25.5 million shares of the Company’s common stock that it receives to its common stockholders as soon as practicable following the initial closing. Motient will also receive the right to exchange, at a later date, its remaining 6.7 million limited partnership interests of the MSV Joint Venture for approximately 18.9 million shares of the Company’s common stock. Following these transactions, the Company will own approximately 70% of the MSV Joint Venture on a fully diluted basis and 78% of the corporate general partner.

In connection with the MSV Exchange Transactions, the Company also entered into a series of registration rights agreements with the various parties pursuant to which the shares received in the various transactions will be registered with the SEC. Closing of the transactions are subject to Federal Communications Commission (“FCC”) approval and customary closing conditions. Accordingly, there can be no assurances that these transactions will close on the terms outlined here, if at all.

The Company may acquire additional limited partnership interests of the MSV Joint Venture on the same terms and conditions as offered in the MSV Exchange Transactions if other partners in the MSV Joint Venture exercise their tag along rights or if the Company negotiates and enters into exchange transactions with the MSV Joint Venture option holders.

TerreStar Exchange Transactions

On May 8, 2006, Motient announced that it had executed agreements with affiliates of Columbia Capital and Spectrum Equity Investors pursuant to which Motient will issue 2.7 million shares of its common stock in exchange for 1.5 million shares of TerreStar common stock held by these parties, resulting in Motient owning 59% of TerreStar on a fully diluted basis. In connection with these transactions, the Company’s MSV Investors Subsidiary will distribute the shares of TerreStar common stock that it currently holds to its members. Following the distribution, the Company will have the right, but not the obligation, to exchange its 4.2 million shares of TerreStar common stock for 7.5 million shares of Motient common stock for 15 days following closing of these transactions, which will occur concurrently with the MSV Exchange Transaction. In addition, the TerreStar shareholders agreement will be modified to limit the protections afforded to the minority stockholders in TerreStar to certain tag along rights.

Rights Offering and Redemption of Series A Preferred Stock

On May 8, 2006, the Company announced that it expects to conduct a rights offering to its stockholders and sell approximately 6.7 million shares of common stock for gross proceeds of approximately $119.9 million which will be used to redeem all of the outstanding Series A Preferred Stock at its liquidation preference. The redemption of the Series A Preferred Stock is a condition to the MSV Exchange Transactions described above.

In the proposed rights offering, all holders of the Company’s voting and non-voting common stock will receive one non-transferable right to purchase approximately 0.37 additional shares of the Company’s common stock for each share held as of a record date to be established at a later date at a subscription price of $18.00 per share. All stockholders who fully exercise their basic subscription rights will also have an over-subscription right to acquire any shares which are not purchased by other stockholders, subject to a pro rata limitation in the event the rights offering is oversubscribed. The rights offering is expected to commence promptly following the effectiveness of a registration statement to be filed with the SEC.

The cash proceeds from the rights offering will be used to redeem the Series A Preferred Stock. In addition, the Company has executed an agreement with the holders of the Series A Preferred Stock pursuant to which they have agreed to purchase all shares in the rights offering which are not purchased by other stockholders by exchanging shares of preferred stock for shares common stock at the $18.00 subscription price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

We are an active participant in the MSV Joint Venture, a joint venture that also includes Motient, TMI and certain other investors. The MSV Joint Venture is currently a provider of mobile digital voice and data communications services via satellite in the United States and Canada, while pursuing plans to develop, build and operate a next generation integrated network complemented by an ancillary terrestrial component (“ATC”). We have designated three members of the 12-member board of directors of the MSV Joint Venture’s corporate general partner, and our MSV Investors Subsidiary owns approximately 20% of the limited partnership interests of the MSV Joint Venture on a fully diluted basis. In addition, on a fully diluted basis, our MSV Investors Subsidiary owns approximately 15% of TerreStar, which is also pursuing plans to develop, build and operate a next generation integrated network complemented by an ATC in the 2 GHz band.

In November 2004, the Federal Communications Commission (“FCC”) granted the MSV Joint Venture’s application to operate an ATC in the L-Band, subject to certain conditions. This authorization was the first license for ATC operation granted by the FCC, allowing the MSV Joint Venture to commence terrestrial operations by offering an ATC with its commercial service. In February 2005, the FCC issued an order which set forth new rules for the deployment and operation of an ATC and provided the MSV Joint Venture with substantial additional flexibility in its system implementation. This additional flexibility provided by the FCC’s decision is expected to allow the MSV Joint Venture to offer users affordable and reliable voice and high-speed data communications service through devices, including mobile phones, from virtually anywhere in the United States. In addition, the service will operate inside of buildings and throughout urban environments, which is currently not possible with mobile satellite systems due to terrain blockage from buildings and other urban structures that interrupt a satellite signal’s path.

As a result of the FCC’s authorizations, the value of our stake in the MSV Joint Venture has significantly increased; however, even with ATC authority, the ability of the MSV Joint Venture to succeed is subject to significant risks and uncertainties, including the ability of the MSV Joint Venture to raise the capital necessary for the implementation of the next generation integrated network including ATC or to identify and reach an agreement with one or more strategic partners. Additional risks include the ability of the MSV Joint Venture to attract and retain customers, the increased potential competition from other satellite and wireless service providers, as well as the uncertainty with respect to the outcome of the court challenges to the FCC’s ATC orders.

MSV Exchange Transactions

On May 8, 2006, we announced that we had executed definitive agreements with certain other partners in the MSV Joint Venture and the minority stakeholders in our MSV Investors Subsidiary, that, upon closing, would result in the consolidation of ownership and control of the MSV Joint Venture and its corporate general partner in us. At the initial closing, we will issue 39.6 million shares of our common stock to affiliates of Motient, Columbia Capital, Spectrum Equity Investors and the minority stakeholders in the MSV Investors Subsidiary in exchange for approximately 14.2 million limited partnership interests of the MSV Joint Venture and all of the common stock of the corporate general partner currently held by these parties, resulting in us owning 52% of the MSV Joint Venture on a fully diluted basis and 78% of the corporate general partner. Motient intends to distribute approximately 25.5 million shares of our common stock that it receives to its common stockholders as soon as practicable following the initial closing. Motient will also receive the right to exchange, at a later date, its remaining 6.7 million limited partnership interests of the MSV Joint Venture for approximately 18.9 million shares of our common stock. Following these transactions, we will own approximately 70% of the MSV Joint Venture on a fully diluted basis and 78% of the corporate general partner.

In connection with the MSV Exchange Transactions, we also entered into a series of registration rights agreements with the various parties pursuant to which the shares received in the various transactions will be registered with the SEC. Closing of the transactions are subject to FCC approval and customary closing conditions. Accordingly, there can be no assurances that these transactions will close on the terms outlined here, if at all.

We may acquire additional limited partnership interests of the MSV Joint Venture on the same terms and conditions as offered in the MSV Exchange Transactions if other partners in the MSV Joint Venture exercise their tag along rights or if we negotiate and enter into exchange transactions with the MSV Joint Venture option holders.

TerreStar Exchange Transactions

On May 8, 2006, Motient announced that it had executed agreements with affiliates of Columbia Capital and Spectrum Equity Investors pursuant to which Motient will issue 2.7 million shares of its common stock in exchange for 1.5 million shares of TerreStar common stock held by these parties, resulting in Motient owning 59% of TerreStar on a fully diluted basis. In connection with these transactions, our MSV Investors Subsidiary will distribute the shares of TerreStar common stock that it currently holds to its members. Following the distribution, we will have the right, but not the obligation, to exchange our 4.2 million shares of TerreStar common stock for 7.5 million shares of Motient common stock for 15 days following closing of these transactions, which will occur concurrently with the MSV Exchange Transaction. In addition, the TerreStar shareholders agreement will be modified to limit the protections afforded to the minority stockholders in TerreStar to certain tag along rights.

Hughes Distribution

On February 21, 2006, we completed the Distribution and separated into two publicly owned companies: (i) Hughes, which consists of, among other things, the assets, liabilities and operations associated with the HNS, ESP and AfriHUB businesses and certain minority investments in entities including Edmunds Holdings, Inc., Data Synapse, Inc. and Hughes Systique, along with all of our cash, excluding $12.5 million, and certain other liabilities expressly allocated to Hughes; and (ii) us, consisting of the assets and liabilities associated with our interest in the MSV Joint Venture and our stake in TerreStar, $12.5 million in cash, certain tax attributes and the obligations pursuant to the Series A Preferred Stock. Upon a change of control involving the consolidation of the ownership of the MSV Joint Venture, which would include the proposed exchange transactions described above, the remaining balance of the $12.5 million of cash at such time, if any, will be transferred to Hughes.

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

Pursuant to our 1998 Long Term Incentive Plan, the compensation committee of our board of directors is required to make an equitable adjustment to the terms of options issued under that plan in the event a special, large and nonrecurring dividend or distribution affects our common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of the participants under such plan. Pursuant to this provision, our compensation committee determined that holders of stock options issued under the plan who were current members of our management and board of directors, as well as a consultant and former directors who were involved with our acquisition of HNS, should receive an option to purchase one share of Hughes common stock for each option to purchase two shares of our common stock that they held as of the date of the Distribution. The issuance of such options to purchase Hughes common stock was in lieu of a larger adjustment to the exercise price of our options that such holders would have been otherwise entitled had they not received options to purchase Hughes common stock. A reduction in the exercise price (or in some cases, an increase in the number of shares) was the manner in which all of our other options outstanding under the plan were adjusted. Options to purchase 435,836 shares of Hughes common stock were issued to holders of our options. Effective as of February 24, 2006, our compensation committee accelerated the vesting of 109,995 of these Hughes options, resulting in the recognition of approximately $0.4 million of compensation expense in the three months ended March 31, 2006.

We and Hughes have entered into the Separation Agreement which effected, on December 31, 2005, the transfer, by way of contribution from us to Hughes, of the assets related to Hughes’ business, and the assumption by Hughes of certain liabilities. The Separation Agreement and certain related agreements govern, among other things, certain of the ongoing relations between us and Hughes following the Distribution.

In general, pursuant to the terms of the Separation Agreement, all of our assets and liabilities, other than those specifically relating to the MSV Joint Venture and TerreStar, $12.5 million in cash, cash equivalents and short-term investments, certain tax attributes and the obligations pursuant to the Series A Preferred Stock, became Hughes’ assets and liabilities. Upon a change of control involving the consolidation of the ownership of the MSV Joint Venture, which would include the proposed exchange transactions described above, the remaining balance of the $12.5 million of cash, cash equivalents and short-term investments at such time, if any, will be transferred to Hughes. The Separation Agreement also provides for assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the date of the Distribution, financial responsibility for all liabilities arising out of or in connection with Hughes’ businesses to Hughes and all liabilities arising out of or in connection with our interest in the MSV Joint Venture and TerreStar to us. In addition, Hughes will indemnify us for liabilities relating to certain litigation in which we or our subsidiaries were involved.

Notwithstanding the legal form of the Distribution, Hughes is considered the divesting entity and treated as the “accounting successor” to us for financial reporting purposes in accordance with EITF Issue No. 02-11,

“Accounting for Reverse Spin-offs,” due to, among other things, (i) the businesses transferred to Hughes generated all of our historical consolidated revenues and constituted a majority of our assets and (ii) the businesses transferred to Hughes include our discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. Accordingly, our combined financial statements for periods ending subsequent to the date of the Distribution will include the results of operations and financial position of our remaining business, our MSV Investors Subsidiary, as well as the historical carrying amount and related dividends and accretion attributable to the Series A Preferred Stock which remains our obligation following the Distribution.

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Selling, General and Administrative Expense

Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the three months ended March 31, 2006 increased to $1.3 million from $0.4 million for the three months ended March 31, 2005, an increase of $0.9 million. This increase relates primarily to a $0.4 million increase in stock-based compensation expense as a result of the acceleration of the Hughes options issued to holders of our options, a $0.2 million increase in compensation expense related to the cessation of the allocation of our officers’ compensation following the Distribution and a $0.2 million increase in professional fees related to our Sarbanes Oxley implementation and other corporate matters.

Equity in Loss of Mobile Satellite Ventures LP

In November 2004, the notes receivable from the MSV Joint Venture held by our MSV Investors Subsidiary converted into approximately 23% of the outstanding limited partnership interests in the MSV Joint Venture. Following the conversion, we accounted for our interest in the MSV Joint Venture under the equity method. For the three months ended March 31, 2006 and 2005, we recorded expense of approximately $2.5 million and $4.6 million, respectively, relating to our proportionate share of the MSV Joint Venture’s net loss. We do not expect the MSV Joint Venture to be profitable in the near future.

Minority Interest

For the three months ended March 31, 2006 and 2005, we recorded a minority interest benefit of approximately $0.5 million and $0.9 million, respectively, relating to the proportionate share of the net loss of the MSV Joint Venture that is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary.

Income Taxes

The benefit or provision for income taxes is based on loss or income recognized for combined financial statement purposes and includes the effects of temporary differences between such loss or income and the taxable loss or income. Although we file a consolidated tax return with our eligible subsidiaries, for purposes of the combined financial statements, we were treated as if we filed a separate stand-alone tax return. For the three months ended March 31, 2005, we recorded an income tax benefit of approximately $1.0 million as the operating loss generated during this period was able to be carried back to offset income recognized during the years ended December 31, 2004 and 2003. For the three months ended March 31, 2006, we did not record an income tax benefit as the generation of future taxable income that would enable us to utilize the loss carryforwards is uncertain.

Net Loss Attributable to SkyTerra Communications (accounting predecessor to Hughes Communications) and Common Stockholders

For each of the three months ended March 31, 2006 and 2005, we recorded a net loss attributable to SkyTerra Communications (accounting predecessor to Hughes Communications) and common stockholders of approximately $5.6 million. Included in net loss attributable to SkyTerra Communications (accounting predecessor to Hughes Communications) and common stockholders for each of the three months ended March 31, 2006 and 2005 was $2.5 million of dividends and accretion related to our Series A Preferred Stock. Dividends were accrued related to amounts payable quarterly on our Series A Preferred Stock and to the accretion of the carrying amount of the Series A Preferred Stock up to its $100 per share face redemption amount over 13 years.

Liquidity and Capital Resources

We had approximately $11.1 million of cash and cash equivalents as of March 31, 2006. We believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements through at least December 31, 2006. Future financing may take the form of the issuance of equity or debt securities or a combination of the two. Such additional equity and debt financing may not be available when needed on terms favorable to us or at all. Any debt financing we obtain may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. We may also be subject to significant interest expense under the terms of any debt we incur.

Upon a change of control involving the consolidation of the ownership of the MSV Joint Venture, which would include the proposed exchange transactions described above, any remaining balance of the $12.5 million of cash, cash equivalents and short-term investments retained by us pursuant to the Separation Agreement will be transferred to Hughes. If such a change of control had occurred as of March 31, 2006, we would have transferred approximately $9.7 million of cash and cash equivalents to Hughes.

Cash used in operating activities was approximately $0.2 million for the three months ended March 31, 2006 and resulted primarily from cash used for general corporate overhead including payroll and professional fees. Cash used in financing activities was approximately $1.2 million for the three months ended March 31, 2006 and resulted primarily from cash used to pay the quarterly dividend on our preferred stock.

Series A Preferred Stock Dividend

In accordance with the terms of our preferred stock, the holders are entitled to receive quarterly cash dividends commencing on July 1, 2004. The quarterly payment of approximately $1.4 million, for the three months ended December 31, 2005, was declared on January 30, 2006 and paid on February 2, 2006. The quarterly payment of approximately $1.4 million, for the three months ended March 31, 2006, was declared on April 29, 2006 and paid on May 1, 2006. The aggregate annual dividend payment will be approximately $5.6 million through the mandatory redemption on June 30, 2012 or such earlier time as the preferred stock is redeemed.

Rights Offering and Redemption of Series A Preferred Stock

On May 8, 2006, we announced that we expect to conduct a rights offering to our stockholders and sell approximately 6.7 million shares of common stock for gross proceeds of approximately $119.9 million which will be used to redeem all of the outstanding Series A Preferred Stock at its liquidation preference. The redemption of the Series A Preferred Stock is a condition to the MSV Exchange Transactions described above.

In the proposed rights offering, all holders of our voting and non-voting common stock will receive one non-transferable right to purchase approximately 0.37 additional shares of our common stock for each share held as of a record date to be established at a later date at a subscription price of $18.00 per share. All stockholders who fully exercise their basic subscription rights will also have an over-subscription right to acquire any shares which are not purchased by other stockholders, subject to a pro rata limitation in the event the rights offering is oversubscribed. The rights offering is expected to commence promptly following the effectiveness of a registration statement to be filed with the SEC.

The cash proceeds from the rights offering will be used to redeem the Series A Preferred Stock. In addition, we have executed an agreement with the holders of the Series A Preferred Stock pursuant to which they have agreed to purchase all shares in the rights offering which are not purchased by other stockholders by exchanging shares of preferred stock for shares of common stock at the $18.00 subscription price.

Recently Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R was effective for us on January 1, 2006 and provided entities two transition methods. We elected to use the modified prospective transition method and therefore have not restated our prior period results. Under the modified prospective transition method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. As we previously accounted for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS No. 123R increased our loss from operations and net loss attributable to common stockholders by approximately $0.6 million for the three months ended March 31, 2006. The unrecognized compensation expense associated with our unvested stock options was approximately $0.8 million as of March 31, 2006 and will be recognized over a weighted average period of less than one year. Additional compensation expense will be impacted by various factors, including the number of awards granted and their related fair value at the date of grant.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2006, we had $11.1 million of cash and cash equivalents which are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In evaluating our common stock, you should carefully consider, in connection with other information in this report, the risks described below and those described in “Item 1A. Risk Factors,” of the Company’s Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we and our principal business, the MSV Joint Venture, face. Additional risks and uncertainties not presently known to us may also impair our operations and business, and in particular the MSV Joint Venture. If neither we nor the MSV Joint Venture successfully address any of these risks, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline. We cannot assure you that either we or the MSV Joint Venture will successfully address these risks.

There can be no assurances that the transactions to increase our stake in the MSV Joint Venture will close.

The recently announced MSV Exchange Transactions are subject to various closing conditions, including approvals by the Federal Communications Commission and a requirement that necessary registration statements are declared effective by the Securities and Exchange Commission. There can be no assurances that we will be able to obtain such approvals or that the registration statements will be declared effective. In addition, if we have not closed the MSV Exchange Transactions by December 31, 2006, then the various agreements, if not extended by the consent of the parties, may be terminated. There can be no assurances that we will successfully obtain such consents, if necessary, or otherwise close the MSV Exchange Transactions.

If the MSV Exchange Transactions close, then your ownership percentage of the Company will be substantially diluted.

Pursuant to the MSV Exchange Transactions, we have agreed to issue up to approximately 58.5 million shares of our common stock in exchange for interests in the MSV Joint Venture held by Motient and other partners in the joint venture. At the initial closing, we will issue 39.6 million of those shares. Although the MSV Exchange Transactions will increase the Company’s ownership in the MSV Joint Venture, the corresponding share issuances will result in substantial dilution of your ownership percentage of the Company. Following the initial and final closings, the current stockholders of the Company will own approximately 39% and 30%, respectively, of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number		Description
31.1	–	Certification of Jeffrey A. Leddy, Chief Executive Officer and President of SkyTerra Communications, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of Craig J. Kaufmann, Controller and Treasurer of SkyTerra Communications, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of Jeffrey A. Leddy, Chief Executive Officer and President of SkyTerra Communications, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of Craig J. Kaufmann, Controller and Treasurer of SkyTerra Communications, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2006	By:	/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy
Chief Executive Officer and President (Principal Executive Officer and Principal Financial Officer)

Date: May 10, 2006	By:	/s/ CRAIG J. KAUFMANN
Craig J. Kaufmann
Controller and Treasurer (Principal Accounting Officer)