Form 10-Q
period 2006-06-30
SKYTERRA COMMUNICATIONS INC
filed 2006-08-09
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2006, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-13865

SKYTERRA COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2368845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

19 West 44th Street, Suite 507
New York, New York	10036
(Address of principal executive offices)	(Zip Code)

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

As of August 7, 2006, 12,392,173 shares of the registrant’s voting common stock and 12,218,443 shares of the registrant’s non-voting common stock were outstanding.

SKYTERRA COMMUNICATIONS, INC.

CONDENSED COMBINED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$6,884	$9,503
Short-term investments	—	3,000
Receivable from Hughes Communications	814	—
Prepaid expenses	648	—
Deferred income taxes	—	59,050
Other current assets	1,495	—

Total current assets	9,841	71,553

Investment in Mobile Satellite Ventures LP	37,499	42,761
Deferred income taxes	—	2,700

Total assets	$47,340	$117,014

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$611	$205
Accrued liabilities	497	235
Income taxes payable	814	—

Total current liabilities	1,922	440

Commitments and contingencies

Minority interest	7,428	8,474

Series A Redeemable Convertible Preferred Stock, net of unamortized discount of $15,243 and $28,195, respectively	106,052	93,100

Stockholders’ (deficit) equity:
Net investment of SkyTerra Communications (accounting predecessor to Hughes Communications)	—	15,106
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; issued 1,199,007 shares as Series A Redeemable Convertible Preferred Stock as of June 30, 2006	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; issued and outstanding 8,959,254 shares as of June 30, 2006	90	—
Non-voting common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 8,990,212 shares as of June 30, 2006	90	—
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(198)	(106)
Accumulated deficit	(68,044)	—

Total stockholders’ (deficit) equity	(68,062)	15,000

Total liabilities and stockholders’ (deficit) equity	$47,340	$117,014

See accompanying notes to condensed combined financial statements.

SKYTERRA COMMUNICATIONS, INC.

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$—	$—	$—	$—
Costs of revenues	—	—	—	—

Gross margin	—	—	—	—
Selling, general and administrative expenses	(2,254)	(383)	(3,514)	(813)

Loss from operations	(2,254)	(383)	(3,514)	(813)
Interest income	102	—	224	—
Equity in loss of Mobile Satellite Ventures LP	(4,156)	(1,367)	(6,629)	(5,956)
Other income, net	151	—	206	—
Minority interest	826	297	1,317	1,215

Loss before income taxes	(5,331)	(1,453)	(8,396)	(5,554)
Income tax benefit	—	379	—	1,413

Net loss	(5,331)	(1,074)	(8,396)	(4,141)
Cumulative dividends and accretion of Series A Redeemable Convertible Preferred Stock to liquidation value	(13,248)	(2,493)	(15,740)	(4,985)

Net loss attributable to common stockholders and SkyTerra Communications (accounting predecessor to Hughes Communications)	$(18,579)	$(3,567)	$(24,136)	$(9,126)

Basic and diluted loss per common share (pro forma for periods prior to February 21, 2006)	$(1.04)	$(0.20)	$(1.35)	$(0.52)

Basic and diluted weighted average common shares outstanding (pro forma for periods prior to February 21, 2006)	17,911,238	17,634,454	17,852,722	17,518,713

See accompanying notes to condensed combined financial statements.

SKYTERRA COMMUNICATIONS, INC.

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,396)	$(4,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Mobile Satellite Ventures LP	6,629	5,956
Minority interest	(1,317)	(1,215)
Stock-based compensation expense	1,591	152
Changes in assets and liabilities:
Prepaid expenses and other current assets	(956)	—
Accounts payable and accrued liabilities	(657)	—

Net cash (used in) provided by operating activities	(3,106)	752

Cash flows from investing activities:
Maturities of short-term investments	3,000	—

Net cash provided by investing activities	3,000	—

Cash flows from financing activities:
Net capital contribution from (distribution to) SkyTerra Communications (accounting predecessor to Hughes Communications)	98	(816)
Payment of dividend on Series A Redeemable Convertible Preferred Stock	(2,788)	—
Proceeds from the exercise of options	177	—

Net cash used in financing activities	(2,513)	(816)

Net decrease in cash and cash equivalents	(2,619)	(64)
Cash and cash equivalents, beginning of period	9,503	119

Cash and cash equivalents, end of period	$6,884	$55

Noncash financing activities:
Short-term investment contributed by SkyTerra Communications (accounting predecessor to Hughes Communications)	$3,000	$—
Prepaid expenses and other current assets contributed by SkyTerra Communications (accounting predecessor to Hughes Communications)	219	—
Accounts payable and accrued liabilities contributed by SkyTerra Communications (accounting predecessor to Hughes Communications)	1,036	—
Payment of dividend on Series A Redeemable Convertible Preferred Stock by SkyTerra Communications (accounting predecessor to Hughes Communications)	—	2,788

See accompanying notes to condensed combined financial statements.

SKYTERRA COMMUNICATIONS, INC.

CONDENSED COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(unaudited)

	Net Investment of SkyTerra Communications (Accounting Predecessor to Hughes Communications)	Preferred Stock	Voting Common Stock ($.01 par value)	Non-Voting Common Stock ($.01 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2006	$15,106	$—	$—	$—	$—	$(106)	$—	$15,000
Comprehensive loss:
Net loss prior to Distribution on February 21, 2006	—	—	—	—	—	—	(1,374)	(1,374)	$(1,374)
Net loss after Distribution on February 21, 2006	—	—	—	—	—	—	(7,022)	(7,022)	(7,022)
Net foreign currency translation adjustments of Mobile Satellite Ventures LP	—	—	—	—	—	(92)	—	(92)	(92)

Total comprehensive loss	—	—	—	—	—	—	—	—	$(8,488)

Net capital distribution to SkyTerra Communications (accounting predecessor to Hughes Communications)	(62,469)	—	—	—	—	—	—	(62,469)
Stock-based compensation expense	76	—	—	—	2,194	—	—	2,270
Stock-based compensation expense recognized by Mobile Satellite Ventures LP	633	—	—	—	555	—	—	1,188
Issuance of 46,668 shares of common stock through exercise of stock options	—	—	1	—	176	—	—	177
Dividends on and accretion of Series A Redeemable Convertible Preferred Stock	(1,454)	—	—	—	(2,925)	—	(11,361)	(15,740)
Distribution and recapitalization of SkyTerra Communications	48,108	—	89	90	—	—	(48,287)	—

Balance, June 30, 2006	$—	$—	$90	$90	$—	$(198)	$(68,044)	$(68,062)

See accompanying notes to condensed combined financial statements.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Distribution

On February 21, 2006, SkyTerra Communications, Inc. (“SkyTerra”) separated into two publicly owned companies (the “Distribution”): (i) SkyTerra (referred to as the “Company” following the Distribution) and (ii) Hughes Communications, Inc. (“Hughes”), a newly formed entity. On December 30, 2005, in preparation for the Distribution, SkyTerra and Hughes entered into an agreement (the “Separation Agreement”) pursuant to which SkyTerra contributed to Hughes, effective December 31, 2005, all of its assets, liabilities and operations other than those associated with Mobile Satellite Ventures LP (the “MSV Joint Venture”) and TerreStar Networks, Inc. (“TerreStar”), $12.5 million of cash, cash equivalents and short-term investments, certain tax attributes and the obligations pursuant to SkyTerra’s Series A redeemable convertible preferred stock (the “Series A Preferred Stock”). Upon a change of control of the Company involving the consolidation of the ownership of the MSV Joint Venture, which would include the MSV Exchange Transactions described in Note 4, the remaining balance of the $12.5 million of cash, cash equivalents and short-term investments at such time, if any, will be transferred to Hughes. If such a change of control had occurred as of June 30, 2006, the Company would have been required to transfer approximately $5.3 million of cash and cash equivalents to Hughes.

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

Notwithstanding the legal form of the Distribution, Hughes was considered the divesting entity and treated as the “accounting successor” to SkyTerra for financial reporting purposes in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, “Accounting for Reverse Spin-offs,” due to, among other things, (i) the businesses transferred to Hughes generated all of SkyTerra’s historical consolidated revenues and constituted a majority of the book value of SkyTerra’s assets and (ii) the businesses transferred to Hughes include SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. As described in Note 2, these condensed combined financial statements treat the Company as if it had been a subsidiary of Hughes for periods prior to the Distribution.

(2)	Basis of Presentation

The accompanying condensed combined financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed combined financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these condensed combined financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2005 which have been included in a Current Report on Form 8-K and update the financial information included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) to reflect the Distribution. The results of the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The Company’s combined financial statements combine the results of operations and financial position of the Company’s 80% owned subsidiary which holds the Company’s interest in the MSV Joint Venture and TerreStar (the “MSV Investors Subsidiary”) and, in periods prior to the Distribution, an allocation of expenses related to certain corporate functions performed by SkyTerra on behalf of the Company, including those related to executive management, accounting, legal, human resources, information systems and insurance. The combined financial statements also reflect SkyTerra’s historical carrying amount and related dividends and accretion attributable to the Series A Preferred Stock that remained an obligation of the Company following the Distribution, the $12.5 million of cash, cash equivalents and short-term investments retained by the Company following the effective date of the Separation Agreement, and certain tax attributes that were retained by the Company following the Distribution. The combined financial information may not necessarily reflect the financial position, results of operations, and cash flows of the Company in the future or had it operated as a separate entity during the periods presented.

(3)	Summary of Significant Accounting Policies

(a)	Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company considers all debt securities with original maturities of more than three months but less than one year as short-term investments and classifies investments in such short-term debt securities as held to maturity. The cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity over the contractual life of the security. As of December 31, 2005, all short-term investments consisted of government agency securities.

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

Comprehensive loss is defined as the change in equity during a period from non-owner sources. Comprehensive loss for the three and six months ended June 30, 2006 was approximately $5.4 million and

$8.5 million, respectively. Comprehensive loss for the three and six months ended June 30, 2005 equaled the Company’s net loss. As of June 30, 2006 and December 31, 2005, accumulated other comprehensive loss was approximately $0.2 million and $0.1 million, respectively, consisting primarily of the Company’s proportionate share of the accumulated foreign currency translation adjustments of the MSV Joint Venture.

(e)	Use of Estimates

The preparation of these combined financial statements in conformity with United States generally accepted accounting principles requires the use of management estimates and assumptions that affect reported amounts and related disclosures. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include the allocation of corporate overhead expenses for periods prior to the Distribution, valuation allowances for deferred income tax assets, fair value of stock options and other contingent obligations. Actual results could differ from those estimates and assumptions.

(f)	Net Loss per Common Share (Pro Forma for Periods Prior to February 21, 2006)

Basic net loss per common share is computed by dividing net loss attributable to common stockholders and SkyTerra Communications (accounting predecessor to Hughes Communications) by SkyTerra’s historical weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders and SkyTerra Communications (accounting predecessor to Hughes Communications) by SkyTerra’s historical weighted average number of common shares outstanding and potentially dilutive securities. The potential dilutive effect of outstanding stock options and warrants is calculated using the “treasury stock” method, and the potential dilutive effect of the Series A Preferred Stock is calculated using the “if-converted” method. During all periods presented, there were potential common shares, including shares issuable upon the exercise of outstanding stock options and warrants and the conversion of the Series A Preferred Stock, which could potentially dilute basic net loss per common share in the future, but were excluded in the computation of diluted net loss per common share in such periods, as their effect would have been antidilutive. For each of the three and six months ended June 30, 2006, 2,430,630 potential common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the calculation of diluted net loss per common share. For each of the three and six months ended June 30, 2005, 2,810,472 potential common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the calculation of diluted net loss per common share. For each of the three and six months ended June 30, 2006 and 2005, 1,912,485 potential common shares issuable upon the conversion of the Series A Preferred Stock were excluded from the computation of diluted net loss per common share.

(g)	Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, short-term investments, accounts payable and the Series A Preferred Stock. The fair value of these instruments, other than the Series A Preferred Stock, approximates their recorded value due to their short-term duration. As of June 30, 2006, the fair value of the Series A Preferred Stock approximated $121.3 million based on its aggregate liquidation preference, including accrued but unpaid dividends (see Note 11).

(h)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and short-term investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with various high credit quality financial institutions.

(4)	Interest in the MSV Joint Venture

The MSV Investors Subsidiary owns approximately 20% of the limited partnership interests of the MSV Joint Venture on a fully diluted basis. The Company accounts for its interest in the MSV Joint Venture under the equity method and, accordingly, records its proportionate share of the net loss of the MSV Joint Venture, subject to certain adjustments. These adjustments relate primarily to the amortization of the excess of the Company’s carrying amount over its proportionate share of the MSV Joint Venture’s net assets on the date the MSV Investors Subsidiary converted its notes receivable from the MSV Joint Venture into limited partnership interests in the MSV Joint Venture. This excess is being amortized over the remaining useful life of certain MSV Joint Venture long-lived assets on a straight line basis. As of June 30, 2006, the carrying amount of the Company’s investment exceeded its proportionate share of the MSV Joint Venture’s net assets by approximately $1.4 million.

The following table presents summarized consolidated financial information for the MSV Joint Venture. The net loss of the MSV Joint Venture for the six months ended June 30, 2005 includes a gain of approximately $0.7 million for the cumulative effect of change in accounting principle recognized by the MSV Joint Venture upon the adoption of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” in 2005.

	June 30, 2006	December 31, 2005
	(unaudited)
	(in thousands)
Consolidated balance sheet information of the MSV Joint Venture:
Current assets	$515,899	$119,806
Noncurrent assets	129,293	96,978
Current liabilities	11,330	11,811
Noncurrent liabilities	475,393	23,713
Partners’ equity	158,469	181,260

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Consolidated statement of operations information of the MSV Joint Venture:
Revenues	$9,355	$7,460	$17,498	$14,650
Loss from operations	(10,248)	(7,388)	(22,492)	(19,822)
Net loss	(18,085)	(6,723)	(28,786)	(26,703)

The MSV Investors Subsidiary and the other partners of the MSV Joint Venture have agreed that the disposition by the MSV Joint Venture of all or substantially all of its assets, certain acquisitions or dispositions of a limited partner’s interest in the MSV Joint Venture, subsequent investment into the MSV Joint Venture by any person, and any merger or other business combination of the MSV Joint Venture, are subject to the control restrictions contained in the Amended and Restated Limited Partnership Agreement and the Amended and Restated Stockholders Agreement. The control restrictions include, but are not limited to, rights of first refusal, tag along rights and drag along rights. Certain of these actions cannot occur without the consent of the majority of the ownership interests of the MSV Joint Venture. In addition, the MSV Investors Subsidiary and two of the three other joint venture partner groups have entered into a voting agreement pursuant to which three of the four joint venture partner groups must consent to certain transactions involving the MSV Joint Venture or the partners or none of the parties to the voting agreement will support such actions. In connection with the proposed exchange transactions described below, the Company was required to, and did, receive the consent of three of the four joint venture partner groups.

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

On May 8, 2006, the Company announced that it had executed definitive agreements with certain other partners in the MSV Joint Venture and the minority stakeholders in the Company’s MSV Investors Subsidiary, that, upon closing, would result in the consolidation of ownership and control of the MSV Joint Venture and its corporate general partner in the Company (the “MSV Exchange Transactions”). At the initial closing, the Company will issue 39,596,432 shares of its common stock to affiliates of Motient Corporation (“Motient”), Columbia Capital, Spectrum Equity Investors and the minority stakeholders in the MSV Investors Subsidiary in exchange for approximately 14.2 million limited partnership interests of the MSV Joint Venture and all of the common stock of the corporate general partner currently held by these parties, resulting in the Company owning 52% of the MSV Joint Venture on a fully diluted basis and 78% of the corporate general partner. Motient intends to distribute approximately 25,478,273 shares of the Company’s common stock that it receives to its common stockholders as soon as practicable following the initial closing. Motient will also receive the right to exchange, at a later date, its remaining 6.7 million limited partnership interests of the MSV Joint Venture for approximately 18,855,144 shares of the Company’s common stock. Following these transactions, the Company will own approximately 70% of the MSV Joint Venture on a fully diluted basis and 78% of the corporate general partner.

In connection with the MSV Exchange Transactions, the Company also entered into a series of registration rights agreements with the various parties pursuant to which the shares received in the various transactions will be registered with the SEC. Closing of the transactions is subject to Federal Communications Commission (“FCC”) approval and customary closing conditions. Accordingly, there can be no assurances that these transactions will close on the terms outlined here, if at all.

A group of related stockholders of Motient have recently filed a lawsuit against Motient and certain other defendants in the District Court of Travis County, Texas, seeking to enjoin the MSV Exchange Transactions and to rescind the exchange agreement between the Company and Motient on grounds alleging, among other things, that Motient’s entry into the exchange agreement and Motient’s consummation of the MSV Exchange Transactions violate the Investment Company Act of 1940. The resolution of any of these claims in favor of this group of stockholders of Motient could negatively affect the Company’s ability to consummate the MSV Exchange Transactions. Motient has advised the Company that it intends to vigorously fight these claims and that it believes that these claims are without merit.

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

On May 8, 2006, Motient announced that it had executed agreements with affiliates of Columbia Capital and Spectrum Equity Investors pursuant to which Motient will issue 2.7 million shares of its common stock in exchange for 1.5 million shares of TerreStar common stock held by these parties, resulting in Motient owning 59% of TerreStar on a fully diluted basis. In connection with these transactions, the Company’s MSV Investors Subsidiary will distribute the shares of TerreStar common stock that it currently holds to its members. Following the distribution, the Company will have the right, but not the obligation, to exchange its 4.2 million shares of TerreStar common stock for 7.5 million shares of Motient common stock for 15 days following closing of these transactions, which will occur concurrently with the MSV Exchange Transactions. In addition, the TerreStar shareholders agreement will be modified to limit the protections afforded to the minority stockholders in TerreStar to certain tag along rights. Further, TerreStar will no longer be contractually restricted from engaging in transactions with Motient without minority shareholder approval.

(6)	Income Taxes

The benefit or provision for income taxes is based on loss or income recognized for combined financial statement purposes and includes the effects of temporary differences between such loss or income and the taxable loss or income. SkyTerra and its eligible subsidiaries file a consolidated United States Federal income tax return. Hughes will be included in such consolidated return through the date of the Distribution. The accompanying condensed combined financial statements treat the Company as if it were a separate stand-alone entity, although the accompanying condensed combined balance sheet as of December 31, 2005 reflects a deferred tax asset representing SkyTerra’s loss carryforwards available to the Company to offset the gain expected to be recognized on the Distribution discussed below.

Although the Company recognized a loss before income taxes of $5.3 million and $8.4 million during the three and six months ended June 30, 2006, respectively, the Company did not record an income tax benefit as the generation of future taxable income that would enable the Company to utilize the loss carryforwards is uncertain. For the three and six months ended June 30, 2005, the Company recorded an income tax benefit of approximately $0.4 million and $1.4 million, respectively, as the operating loss generated during this period was able to be carried back to offset income recognized during the years ended December 31, 2004 and 2003 (on a separate return basis).

For Federal income tax purposes, the Company has unused net operating loss (“NOL”) carryforwards of approximately $90.7 million expiring in 2008 through 2025 and capital loss carryforwards of approximately $90.0 million expiring in 2006 through 2010. Based on a private letter ruling issued by the Internal Revenue Service (“IRS”) and a closing agreement entered into by the IRS and the Company with respect to the Company’s determination of whether an “ownership change” as defined by Section 382 of the Internal Revenue Code occurred during the period from June 5, 1999 through December 31, 2004, the Company believes that its carryforwards are not subject to limitation under Section 382 and, therefore, are available to offset future taxable income of the Company and its affiliates unless subject to other limitations. As the Distribution did not qualify as a tax-free spin-off, the Company expects to recognize a significant taxable gain related to the Distribution in 2006 for Federal income tax purposes, with any resulting tax to be paid by Hughes as described below. As of December 31, 2005, the Company had a net deferred tax asset of approximately $61.7 million related to the loss carryforwards which will be utilized in its entirety to offset the Federal taxable gain generated by the Distribution. This $61.7 million asset is net of a valuation allowance of $2.8 million with $59.0 million classified as a current asset and $2.7 million classified as a non-current asset in the accompanying condensed combined balance sheet as of December 31, 2005.

In accordance with the tax sharing agreement between Hughes and the Company, Hughes will be responsible for all taxes relating to the Distribution not otherwise offset by loss carryforwards. Accordingly, the utilization of the Company’s loss carryforwards to offset the taxable gain resulting from the Distribution during the six months ended June 30, 2006 is reflected as a distribution to Hughes in the accompanying condensed combined financial statements. However, if the Company’s estimate of the tax obligation generated by the Distribution changes and the Company’s loss carryforwards are not sufficient to offset the obligation, Hughes will be responsible for reimbursing the Company for any resulting tax payments. If Hughes is unable to pay such taxes, the Company will be required to make such payments. As of June 30, 2006, the Company has recorded a $0.8 million liability relating to the remaining estimated taxes payable in connection with the Distribution and a corresponding $0.8 million receivable from Hughes.

(7)	Redeemable Convertible Preferred Stock

On June 4, 1999, SkyTerra issued and sold to Apollo Investment Fund IV, LP, Apollo Overseas Partners IV, LP and AIF IV/RRRR LLC (collectively with AP/RM Acquisition LLC, the “Apollo Stockholders”), for an aggregate purchase price of $87.0 million, 126,000 shares of Series A Preferred Stock, 126,000 Series 1-A Warrants (the “Series 1-A Warrants”), 1,916,994 Series 2-A Warrants (the “Series 2-A Warrants”), 744,000 shares of SkyTerra’s Series B Preferred Stock (the “Series B Preferred Stock”), 744,000 Series 1-B Warrants and 10,345,548 Series 2-B Warrants. As approved at SkyTerra’s 1999 annual meeting of stockholders, all Series B securities were converted to Series A securities.

The Series A Preferred Stock had a $100 per share face value and a dividend payable quarterly in arrears. From the date of issuance to June 30, 2002, the quarterly dividends on the Series A securities were based on a rate of 7.5% per annum and were paid in additional shares of Series A securities. Under the terms of the securities purchase agreement, from July 1, 2002 through June 30, 2004, the quarterly dividend was based on a rate of 4.65% per annum and was payable, at the option of the holder, in additional shares of Series A securities or cash. As part of the settlement of a class action lawsuit filed against SkyTerra, the Apollo Stockholders agreed to accept payment of the dividend during this period in additional shares of Series A securities. Dividends paid from July 1, 2004 through the July 25, 2006 redemption were based on a rate of 4.65% per annum and were payable in cash. The quarterly payment of approximately $1.4 million for the three months ended December 31, 2005 was declared on January 30, 2006 and paid on February 1, 2006. The quarterly payment of approximately $1.4 million for the three months ended March 31, 2006 was declared on April 29, 2006 and paid on May 1, 2006. The payment of approximately $1.8 million for the period from April 1, 2006 through the July 25, 2006 redemption date was paid on July 25, 2006. Each of these dividends are reflected in the accompanying condensed combined financial statements in the carrying amount of the Series A Preferred Stock and in net loss attributable to common stockholders and SkyTerra Communications (accounting predecessor to Hughes Communications).

On May 6, 2006, the Company and the Apollo Stockholders entered into a redemption agreement pursuant to which the Company conducted a rights offering and used the proceeds to redeem all of the outstanding shares of Series A Preferred Stock at an aggregate price equal to the $119.9 million aggregate liquidation preference of all outstanding shares of Series A Preferred Stock. Pursuant to the redemption agreement, the Apollo Stockholders agreed to purchase, at the $18.00 per share subscription price in the rights offering, such number of shares of the Company’s common stock equal to the number of shares of common stock not subscribed for by other stockholders in the rights offering so as to ensure the aggregate proceeds from the rights offering were sufficient to redeem the outstanding Series A Preferred Stock. On July 25, 2006, the Company completed the rights offering (see Note 11). The $18.0 million of cash proceeds received in the rights offering from stockholders other than the Apollo Stockholders was used to redeem 179,749 shares of Series A Preferred Stock. The remaining 1,019,258 shares of Series A Preferred Stock were exchanged for 2,434,311 shares of voting common stock and 3,228,231 shares of non-voting common stock. In accordance with the redemption agreement, such allocation between voting and non-voting common stock results in the Apollo Stockholders controlling 29.9% of the outstanding voting power of the Company.

At the time of issuance, SkyTerra ascribed value to the Series A Preferred Stock and the Series 1-A and Series 2-A warrants based on their relative fair values. As such, $29.9 million was allocated to Series A Preferred Stock and the remaining $57.1 million of the June 1999 purchase price was allocated to the related warrants. This transaction was accounted for in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features.” Subsequently, dividends have been recorded representing the accrual of the quarterly dividends and the accretion of the carrying value of the Series A Preferred Stock up to its face redemption amount over 13 years through the mandatory redemption date of June 30, 2012. Pursuant to the terms of the redemption agreement described above, on June 12, 2006, an earlier redemption date of the Series A Preferred Stock became determinable as the Board of Directors declared the special dividend relating to the rights offering and the related expiration date was set. On that date, the redemption price exceeded the carrying value of the Series A Preferred Stock by approximately $26.2 million. The Company recorded accretion of approximately $11.0 million of this excess in the three months ended June 30, 2006. The remaining accretion of approximately $15.2 million will be recorded in the three months ended September 30, 2006. For the three and six months ended June 30, 2006, deemed dividends representing accretion totaled approximately $11.9 million and $13.0 million, respectively. For the three and six months ended June 30, 2005, deemed dividends representing accretion totaled approximately $1.1 million and $2.2 million, respectively.

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

As a result of the issuance of shares of the Company’s common stock in the July 2006 rights offering to shareholders other than the Apollo Stockholders at a price below the exercise price of the warrants at the time of the offering, the highest exercise price of the Series 1-A warrants was adjusted from $38.48 to $37.43, and the highest number of shares of SkyTerra’s common stock issuable upon the exercise of each Series 1-A warrant was adjusted from 1.4737 shares to 1.515 shares. The exercise price of the Series 2-A warrants was adjusted from $62.69 to $60.42, and the number of shares of the SkyTerra’s common stock issuable upon the exercise of each Series 2-A warrant was further adjusted to 0.116 shares. Following consummation of the MSV Exchange Transactions, the exercise price and number of shares issuable upon the exercise of the Series 1-A and Series 2-A warrants will be further adjusted.

On January 2, 2003, pursuant to the settlement of the class action lawsuit, 22,218 Series 1-A warrants and 2,452,509 Series 2-A warrants were cancelled. As of June 30, 2006, the 234,633 Series 1-A warrants and the 9,810,033 Series 2-A warrants were exercisable for 345,776 shares and 1,095,436 shares of common stock, respectively. Following the adjustment resulting from the July 2006 rights offering, the Series 1-A warrants and the Series 2-A warrants are exercisable for 355,412 share and 1,136,715 shares of common stock, respectively.

(8)	Stock-Based Compensation Plans

The Company provides incentive and nonqualified stock option plans for directors, officers and other key employees of the Company and others. The number of options to be granted and the option prices are determined by the compensation committee of the Board of Directors in accordance with the terms of the plans. Options generally expire five to ten years after the date of grant. The Company has reserved a total of 2.3 million shares of authorized common stock for issuance under the 1998 Long-Term Incentive Plan (the “Stock Incentive Plan”). The Company also has options outstanding under the Nonqualified Stock Option Plan, but no new grants may be made under this plan. At the July 2006 annual meeting of stockholders, the Company’s stockholders approved the 2006 Equity and Incentive Plan.

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

Initially, 2.1 million shares of the Company’s common stock will be available for grants pursuant to the 2006 Equity and Incentive Plan. On a monthly basis, that number will be adjusted, provided such adjustment involves increases of greater than 100,000 shares, to maintain the number of shares outstanding or issuable under the plan at 12% of the Company’s outstanding common stock, up to a maximum of 15.0 million shares. The compensation committee will determine all terms and conditions of equity-based awards under the plan. Stock options granted under the plan may be ISOs or NQSOs, provided that the exercise price will not be less than the fair market value of the Company’s common stock on the date of grant. No equity-based awards have been issued under the plan.

Prior to January 1, 2006, the Company accounted for its stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which allowed entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), as clarified by FASB Interpretation No. 44, “Accounting For Certain Transactions Involving Stock Compensation,” (“FIN 44”) and provide pro forma net loss and pro forma loss per share disclosures for employee stock option grants as if the fair-value-based method, as defined in SFAS 123, had been applied. The Company had elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS 123.

APB Opinion No. 25 did not require the recognition of compensation expense for stock options granted to employees with exercise prices equal to fair market value on the date of grant. However, certain modifications to previously granted awards resulted in variable plan accounting under APB Opinion No. 25 and FIN 44. The stock-based compensation expense was calculated based on changes in the quoted prices of the Company’s common stock. As a result of the re-pricing of certain stock options in 2001, the Company recognized compensation expense of approximately nil and $0.1 million during the three and six months ended June 30, 2005, respectively. This amount represents an allocation of the total stock-based compensation expense recorded by SkyTerra during such period. As the repriced options were fully vested prior to December 31, 2005, following the adoption of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), the Company will no longer record compensation expense related to these previously modified options.

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all employee awards and represents the Company’s allocated portion of SkyTerra’s costs for the periods presented:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands)
Net loss, as reported	$(1,074)	$(4,141)
(Deduct) Add: Stock-based compensation (contra-expense) expense, as reported, net of related tax effects	(15)	69
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(72)	(123)

Pro forma net loss	$(1,161)	$(4,195)

Pro forma basic and diluted net loss per common share:
As reported	$(0.20)	$(0.52)
Pro forma	$(0.21)	$(0.52)

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation technique previously utilized for options in footnote disclosures required under SFAS 123. Such value is recognized as expense over the requisite service period, net of estimated forfeitures. For stock options granted prior to the effective date of SFAS 123R, the Company will recognize compensation expense related to the unvested portion of such stock options on a straight-line basis for each separately vesting portion of the award as if the award was in-substance multiple awards, which is consistent with the attribution method previously utilized in the footnote disclosures required by SFAS 123. For stock-based compensation granted following the effective date of SFAS 123R, the Company will recognize compensation expense on a straight-line basis over the requisite service period for the entire award.

For the three and six months ended June 30, 2006, the Company recognized approximately $1.1 million and $1.7 million, respectively, of compensation expense related to stock options in accordance with SFAS 123R. Such compensation expense is included in selling, general and administrative expenses in the accompanying condensed combined statements of operations. These amounts include approximately $1.0 million of compensation expense related to the acceleration of the vesting of options to purchase an aggregate of 104,289 shares of the Company’s common stock held by three employees who were terminated as of June 30, 2006.

The application of SFAS 123R increased the Company’s loss from operations and net loss attributable to common stockholders and SkyTerra Communications (accounting predecessor to Hughes Communications), relative to amounts that would have been reported using the intrinsic value method under APB Opinion No. 25, by approximately $0.2 million and $0.8 million during the three and six months ended June 30, 2006, respectively, and increased the loss per common share by approximately $0.01 and $0.04 per share, respectively. The application of SFAS 123R did not have an impact on the Company’s cash flows from operating or financing activities. The Company did not record a tax benefit related to stock options exercised during the three and six months ended June 30, 2006 due to the recognized valuation allowance against deferred tax assets.

As of June 30, 2006, the Company had approximately $0.5 million of unrecognized compensation expense related to stock option plans that will be recognized over a weighted average period of less than one year.

The Company did not issue any options during the three or six months ended June 30, 2006. For the six months ended June 30, 2005, the Company issued options to purchase 152,500 shares of common stock at a weighted average fair value of $16.82 using the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate ranging from 2.9% to 3.7%, an expected term of three years, volatility of approximately 93% and an annual dividend yield of 0%. The risk-free interest rate assumption is based upon the grant date closing rate for U.S. treasury notes that have a life which approximates the expected term of the option. The expected term of employee stock options represents the weighted average period of time that the stock options are expected to remain outstanding giving consideration to vesting schedules and historical exercise patterns. The expected volatility is based on historical volatility of the Company’s common stock. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

During the six months ended June 30, 2006, the Company received approximately $0.3 million in proceeds from the exercise of stock options. Of this amount, approximately $0.1 million was received prior to the Distribution and has been reflected as a capital contribution from SkyTerra Communications (accounting predecessor to Hughes Communications) in the accompanying condensed combined statements of cash flows.

Pursuant to the Stock Incentive Plan, the compensation committee is required to make an equitable adjustment to the terms of options issued under that plan in the event a special, large and nonrecurring dividend or distribution affects the Company’s common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of the participants under such plan. Pursuant to this provision, the holders of stock options who are current members of the Company’s management and board of directors, as well as a consultant and former directors who were involved with the acquisition of Hughes Network Systems, LLC (“HNS”), received an option to purchase one share of Hughes common stock for each option to purchase two shares of SkyTerra common stock that they held as of the date of the Distribution. The exercise price and number of shares subject to the SkyTerra and Hughes options was adjusted so that the two options had a combined intrinsic value equal to the intrinsic value of the SkyTerra option before taking into account the effect of the Distribution. The options are otherwise exercisable on substantially the same terms and conditions set forth in the Stock Incentive Plan. The issuance of such options to purchase Hughes common stock were in lieu of a larger adjustment to the exercise price of the SkyTerra options that such holders would have been otherwise entitled had they not received options to purchase Hughes common stock. A reduction in the exercise price (or in some cases, an increase in the number of shares) is the manner in which all other options outstanding under the Stock Incentive Plan were adjusted. Options to purchase 435,836 shares of Hughes common stock were issued to holders of SkyTerra options. Effective as of February 24, 2006, the compensation committee accelerated the vesting of 109,995 of these Hughes options, resulting in the recognition of approximately $0.4 million of compensation expense in the six months ended June 30, 2006.

The following table reflects stock option activity and related information for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at January 1, 2006	1,092,093	$11.81
Adjustments related to Distribution	36,832	$6.09
Expired	(600)	$59.50
Exercised	(138,907)	$2.44	$2,851

Outstanding at June 30, 2006	989,418	$8.97	$10,270

Exercisable at June 30, 2006	857,756	$8.32	$9,571

The following table provides information about stock options that are outstanding and exercisable as of June 30, 2006 and reflects the adjustments resulting from the Distribution:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.56 – $0.56	270,000	$0.56	6.29	270,000	$0.56	6.29
$0.60 – $0.60	150,000	$0.60	6.77	150,000	$0.60	6.77
$0.97 – $1.44	186,752	$1.34	7.32	148,420	$1.32	7.26
$2.95 –$19.34	182,805	$10.58	6.96	122,807	$7.86	6.09
$20.43 –$82.00	199,861	$32.29	5.21	166,529	$34.44	4.53

	989,418	$8.97	6.46	857,756	$8.32	6.18

(9)	Related Party Transactions

Corporate Functions

Prior to the Distribution, SkyTerra performed certain corporate functions on behalf of the Company, including those related to executive management, accounting, legal, human resources, information systems and insurance. Expenses related to these functions have been derived from SkyTerra’s historical costs relating to such functions and allocated to the Company based on an estimate of time spent by SkyTerra’s employees performing services related to the MSV Investors Subsidiary, including issues related to the MSV Joint Venture. For the period from January 1, 2006 through February 21, 2006 and for the three and six months ended June 30, 2005, corporate overhead expenses of approximately $0.2 million, $0.2 million and $0.6 million, respectively, have been included in selling, general and administrative expenses in the accompanying condensed combined statements of operations. Management believes these allocations are reasonable. These expenses are not indicative of the costs and expenses that would have been incurred had the Company operated as a separate entity during the periods presented as they represent only a portion of the corporate overhead expenses incurred by SkyTerra. However, it is not practicable to estimate what the Company’s corporate overhead costs would have been on a stand-alone basis during such periods.

Separation Agreement

On December 30, 2005, in preparation for the Distribution, SkyTerra and Hughes entered into the Separation Agreement pursuant to which SkyTerra contributed to Hughes, effective December 31, 2005, all of its assets, liabilities and operations other than those associated with the MSV Joint Venture and TerreStar, $12.5 million of cash, cash equivalents and short-term investments, certain tax attributes and the obligations pursuant to the Series A Preferred Stock. Upon a change of control of the Company involving the consolidation of the ownership of the MSV Joint Venture, which would include the MSV Exchange Transactions, the remaining balance of the $12.5 million of cash, cash equivalents and short-term investments at such time, if any, will be transferred to Hughes. The Separation Agreement also provides that Hughes is responsible for paying all fees, costs and expenses directly related to the Distribution, except to the extent such fees have already been paid by the Company. In addition, the Separation Agreement provides for certain indemnifications, tax sharing, consulting services and access to facilities.

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

Consulting services. The Company provides Hughes with the consulting services of its personnel, not to exceed an aggregate of 200 hours per month, for a monthly fee of $25,000. Such services may be terminated by either party at any time with or without cause by providing ten business days notice to the non-terminating party. Since the Distribution, certain employees and executives of the Company have supported an entity engaged in projects expected to benefit Hughes and the MSV Joint Venture, and with the Company’s consent, the hours expended on such projects have cumulatively exceeded the 200 hour per month cap in the consulting agreement. The entity involved in such projects is controlled by affiliates of the Apollo Stockholders. The Company personnel principally involved in such projects ceased employment with the Company as of June 30, 2006, as previously agreed with such employees. Following June 30, 2006, the Company does not expect that its personnel will spend more than 200 hours per month consulting for Hughes whether or not related to such projects unless the Company receives additional compensation for such services.

Other

Certain of the Company’s directors and officers serve on the board of directors of affiliates, including the MSV Joint Venture and TerreStar. Such directors and officers have received stock-based compensation from such affiliates for their service.

(10)	Commitments and Contingencies

On May 7, 2004, in connection with services being provided which support the regulatory effort of the MSV Joint Venture, the MSV Investors Subsidiary agreed to pay an unaffiliated consultant a one-time fee of $0.4 million upon a liquidity event, as defined in the agreement. The MSV Investors Subsidiary will recognize an expense related to this fee if and when a liquidity event becomes probable. The closing of the MSV Exchange Transactions will be a liquidity event that would require payment of the one-time fee.

Pursuant to the Separation Agreement, the Company retained $12.5 million of cash, cash equivalents and short-term investments. Upon a change of control of the Company involving the consolidation of the ownership of the MSV Joint Venture, which would include the MSV Exchange Transactions, the remaining balance of the $12.5 million of cash, cash equivalents and short-term investments at such time, if any, will be transferred to Hughes. If such a change of control had occurred as of June 30, 2006, the Company would have been required to transfer approximately $5.3 million of cash and cash equivalents to Hughes.

From time to time, the Company is subject to litigation in the normal course of business. Currently, there is no outstanding litigation against the Company, the resolution of which would be expected to have a material adverse effect on the Company’s financial position or results of its operations.

(11)	Subsequent Events

On July 25, 2006, the Company sold 6,661,150 shares of common stock for gross proceeds of approximately $119.9 million in a rights offering. The Company distributed to each stockholder of record, as of the close of business on June 22, 2006, 0.38225 of a non-transferable right for each share of common stock then owned, subject to adjustment to eliminate fractional rights. Each full subscription right entitled the holder to purchase one additional share of common stock at a purchase price of $18.00 per share. Pursuant to a redemption agreement between the Company and the Apollo Stockholders, the Apollo Stockholders agreed to purchase, at the $18.00 per share subscription price, such number of shares of the Company’s common stock equal to the number of shares of common stock not subscribed for by other stockholders in the rights offering so as to ensure the aggregate proceeds from the rights offering were sufficient to redeem the outstanding Series A Preferred Stock at an aggregate price equal to the $119.9 million aggregate liquidation preference of all outstanding shares of Series A Preferred Stock. The $18.0 million of cash proceeds received in the rights offering from stockholders other than the Apollo Stockholders was used to redeem 179,749 shares of Series A Preferred Stock. The remaining 1,019,258 shares of Series A Preferred Stock were exchanged for 2,434,311 shares of voting common stock and 3,228,231 shares of non-voting common stock. In accordance with the redemption agreement, such allocation between voting and non-voting common stock results in the Apollo Stockholders controlling 29.9% of the outstanding voting power of the Company. The redemption of the Series A Preferred Stock is a condition to the MSV Exchange Transactions.

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

Overview

Historically, we have operated our business through a group of complementary companies in the telecommunications industry. These companies include: (i) the MSV Joint Venture, (ii) HNS; (iii) Electronic System Products, Inc., and (iv) AfriHUB, LLC. On February 21, 2006, we completed the distribution of all of the common stock of Hughes, formerly a wholly-owned subsidiary, which held our interests in HNS, Electronic System Products and AfriHUB, among other things, to our security holders.

We are an active participant in the MSV Joint Venture, a joint venture that also includes Motient, TMI and certain other investors. The MSV Joint Venture currently provides mobile digital voice and data communications services in the “L-band” via satellite in the United States and Canada, while pursuing plans to develop, build and operate a next generation integrated satellite-terrestrial network. We have designated three members of the 12-member board of directors of the MSV Joint Venture’s corporate general partner, and our MSV Investors Subsidiary owns approximately 20% of the limited partnership interests of the MSV Joint Venture on a fully diluted basis. In addition, on a fully diluted basis, our MSV Investors Subsidiary owns approximately 15% of TerreStar, which is also pursuing plans to develop, build and operate a next generation integrated satellite-terrestrial network in the 2 GHz band or “S-band”. On May 8, 2006, we announced that we had executed definitive agreements with certain other partners in the MSV Joint Venture and the minority stakeholders in our MSV Investors Subsidiary, that, upon closing, would result in the consolidation of ownership and control of the MSV Joint Venture and its corporate general partner in us.

As a result of the Federal Communication Commission’s authorizations allowing the MSV Joint Venture to operate an ancillary terrestrial component (“ATC”) in the L-band, the value of our stake in the MSV Joint Venture has significantly increased; however, even with ATC authority, the ability of the MSV Joint Venture to succeed is subject to significant risks and uncertainties, including the ability of the MSV Joint Venture to raise the additional capital necessary for the completion of the next generation integrated satellite-terrestrial network or to identify and reach an agreement with one or more strategic partners. Additional risks include the ability of the MSV Joint Venture to attract and retain customers and the increased potential competition from other satellite and wireless service providers.

MSV Exchange Transactions

On May 8, 2006, we announced that we had executed definitive agreements with certain other partners in the MSV Joint Venture and the minority stakeholders in our MSV Investors Subsidiary, that, upon closing, would result in the consolidation of ownership and control of the MSV Joint Venture and its corporate general partner in us. At the initial closing, we will issue 39,596,432 shares of our common stock to affiliates of Motient, Columbia Capital, Spectrum Equity Investors and the minority stakeholders in the MSV Investors Subsidiary in exchange for approximately 14.2 million limited partnership interests of the MSV Joint Venture and all of the common stock of the corporate general partner currently held by these parties, resulting in us owning 52% of the MSV Joint Venture on a fully diluted basis and 78% of the corporate general partner. Motient intends to distribute approximately 25,478,273 shares of our common stock that it receives to its common stockholders as soon as practicable following the initial closing. Motient will also receive the right to exchange, at a later date, its remaining 6.7 million limited partnership interests of the MSV Joint Venture for approximately 18,855,144 shares of our common stock. Following these transactions, we will own approximately 70% of the MSV Joint Venture on a fully diluted basis and 78% of the corporate general partner.

In connection with the MSV Exchange Transactions, we also entered into a series of registration rights agreements with the various parties pursuant to which the shares received in the various transactions will be registered with the SEC. Closing of the transactions is subject to FCC approval and customary closing conditions. Accordingly, there can be no assurances that these transactions will close on the terms outlined here, if at all.

We may also acquire additional limited partnership interests of the MSV Joint Venture if we negotiate and enter into exchange transactions with TMI and/or the MSV Joint Venture option holders and certain other investors in the MSV Joint Venture, although no assurances can be given in this regard.

A group of related stockholders of Motient have recently filed a lawsuit against Motient and certain other defendants in the District Court of Travis County, Texas, seeking to enjoin the MSV Exchange Transactions and to rescind the exchange agreement between us and Motient on grounds alleging, among other things, that Motient’s entry into the exchange agreement and Motient’s consummation of the MSV Exchange Transactions violate the Investment Company Act of 1940. The resolution of any of these claims in favor of this group of stockholders of Motient could negatively affect our ability to consummate the MSV Exchange Transactions. Motient has advised us that it intends to vigorously fight these claims and that it believes that these claims are without merit.

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

Pursuant to our 1998 Long Term Incentive Plan, the compensation committee of our board of directors is required to make an equitable adjustment to the terms of options issued under that plan in the event a special, large and nonrecurring dividend or distribution affects our common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of the participants under such plan. Pursuant to this provision, our compensation committee determined that holders of stock options issued under the plan who were current members of our management and board of directors, as well as a consultant and former directors who were involved with our acquisition of HNS, should receive an option to purchase one share of Hughes common stock for each option to purchase two shares of our common stock that they held as of the date of the Distribution. The issuance of such options to purchase Hughes common stock was in lieu of a larger adjustment to the exercise price of our options that such holders would have been otherwise entitled had they not received options to purchase Hughes common stock. A reduction in the exercise price (or in some cases, an increase in the number of shares) was the manner in which all of our other options outstanding under the plan were adjusted. Options to purchase 435,836 shares of Hughes common stock were issued to holders of our options. Effective as of February 24, 2006, our compensation committee accelerated the vesting of 109,995 of these Hughes options, resulting in the recognition of approximately $0.4 million of compensation expense in the six months ended June 30, 2006.

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

Notwithstanding the legal form of the Distribution, Hughes was considered the divesting entity and treated as the “accounting successor” to us for financial reporting purposes in accordance with EITF Issue No. 02-11, “Accounting for Reverse Spin-offs,” due to, among other things, (i) the businesses transferred to Hughes generated all of our historical consolidated revenues and constituted a majority of our assets and (ii) the businesses transferred to Hughes include our discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. Accordingly, our combined financial statements for periods ending subsequent to the date of the Distribution will include the results of operations and financial position of our remaining business, our MSV Investors Subsidiary, as well as the historical carrying amount and related dividends and accretion attributable to the Series A Preferred Stock which remained our obligation following the Distribution.

Results of Operations for the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expenses for the three months ended June 30, 2006 increased to $2.3 million from $0.4 million for the three months ended June 30, 2005, an increase of $1.9 million. This increase relates primarily to the $1.0 million of stock-based compensation expense recognized during the three months ended June 30, 2006 resulting from the acceleration of the vesting of stock options held by employees terminated as of June 30, 2006 and a $0.7 million increase in other compensation and corporate expenses as we recorded only an allocation of such expenses during periods prior to the Distribution.

Equity in Loss of Mobile Satellite Ventures LP

In November 2004, the notes receivable from the MSV Joint Venture held by our MSV Investors Subsidiary converted into approximately 23% of the outstanding limited partnership interests in the MSV Joint Venture. Following the conversion, we accounted for our interest in the MSV Joint Venture under the equity method. For the three months ended June 30, 2006 and 2005, we recorded expense of approximately $4.2 million and $1.4 million, respectively, relating to our proportionate share of the MSV Joint Venture’s net loss. We do not expect the MSV Joint Venture to be profitable in the near future.

Minority Interest

For the three months ended June 30, 2006 and 2005, we recorded a minority interest benefit of approximately $0.8 million and $0.3 million, respectively, relating to the proportionate share of the net loss of the MSV Joint Venture that is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary.

Income Taxes

The benefit or provision for income taxes is based on loss or income recognized for combined financial statement purposes and includes the effects of temporary differences between such loss or income and the taxable loss or income. Although we file a consolidated tax return with our eligible subsidiaries, for purposes of the combined financial statements, we were treated as if we filed a separate stand-alone tax return. For the three months ended June 30, 2005, we recorded an income tax benefit of approximately $0.4 million as the operating loss generated during this period was able to be carried back to offset income recognized during the years ended December 31, 2004 and 2003. For the three months ended June 30, 2006, we did not record an income tax benefit as the generation of future taxable income that would enable us to utilize the loss carryforwards is uncertain.

Net Loss Attributable to Common Stockholders and SkyTerra Communications (Accounting Predecessor to Hughes Communications)

For the three months ended June 30, 2006 and 2005, we recorded a net loss attributable to common stockholders and SkyTerra Communications (accounting predecessor to Hughes Communications) of approximately $18.6 million and $3.6 million, respectively. Included in net loss attributable to common stockholders and SkyTerra Communications (accounting predecessor to Hughes Communications) for the three months ended June 30, 2006 and 2005 was $13.2 million and $2.5 million, respectively, of dividends and accretion related to our Series A Preferred Stock. Dividends were accrued related to amounts payable quarterly on our Series A Preferred Stock and to the accretion of the carrying amount of the Series A Preferred Stock up to its $100 per share face redemption amount over 13 years through the mandatory redemption date of June 30, 2012. Pursuant to the terms of a redemption agreement, on June 12, 2006, an earlier redemption date of the Series A Preferred Stock became determinable as the Board of Directors declared the special dividend relating to the rights offering and the related expiration date was set. On that date, the redemption price exceeded the carrying value of the Series A Preferred Stock by approximately $26.2 million. We recorded approximately $11.0 million of this excess as additional accretion in the three months ended June 30, 2006. The remaining accretion of approximately $15.2 million will be recorded in the three months ended September 30, 2006.

Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Selling, General and Administrative Expenses

Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the six months ended June 30, 2006 increased to $3.5 million from $0.8 million for the six months ended June 30, 2005, an increase of $2.7 million. This increase relates primarily to the $1.0 million of stock-based compensation expense recognized during the six months ended June 30, 2006 resulting from the acceleration of the vesting of stock options held by employees terminated as of June 30, 2006, the $0.4 million of stock-based compensation expense recognized during the six months ended June 30, 2006 resulting from the acceleration of the vesting of Hughes stock options issued to certain holders of our stock options and a $1.1 million increase in other compensation and corporate expenses as we recorded only an allocation of such expenses during periods prior to the Distribution.

Equity in Loss of Mobile Satellite Ventures LP

In November 2004, the notes receivable from the MSV Joint Venture held by our MSV Investors Subsidiary converted into approximately 23% of the outstanding limited partnership interests in the MSV Joint Venture. Following the conversion, we accounted for our interest in the MSV Joint Venture under the equity method. For the six months ended June 30, 2006 and 2005, we recorded expense of approximately $6.6 million and $6.0 million, respectively, relating to our proportionate share of the MSV Joint Venture’s net loss. We do not expect the MSV Joint Venture to be profitable in the near future.

Minority Interest

For the six months ended June 30, 2006 and 2005, we recorded a minority interest benefit of approximately $1.3 million and $1.2 million, respectively, relating to the proportionate share of the net loss of the MSV Joint Venture that is attributable to the group of unaffiliated third parties who own approximately 20% of our MSV Investors Subsidiary.

Income Taxes

The benefit or provision for income taxes is based on loss or income recognized for combined financial statement purposes and includes the effects of temporary differences between such loss or income and the taxable loss or income. Although we file a consolidated tax return with our eligible subsidiaries, for purposes of the combined financial statements, we were treated as if we filed a separate stand-alone tax return. For the six months ended June 30, 2005, we recorded an income tax benefit of approximately $1.4 million as the operating loss generated during this period was able to be carried back to offset income recognized during the years ended December 31, 2004 and 2003. For the six months ended June 30, 2006, we did not record an income tax benefit as the generation of future taxable income that would enable us to utilize the loss carryforwards is uncertain.

Net Loss Attributable to Common Stockholders and SkyTerra Communications (Accounting Predecessor to Hughes Communications)

For the six months ended June 30, 2006 and 2005, we recorded a net loss attributable to common stockholders and SkyTerra Communications (accounting predecessor to Hughes Communications) of approximately $24.1 million and $9.1 million, respectively. Included in net loss attributable to common stockholders and SkyTerra Communications (accounting predecessor to Hughes Communications) for the six months ended June 30, 2006 and 2005 was $15.7 million and $5.0 million, respectively, of dividends and accretion related to our Series A Preferred Stock. Dividends were accrued related to amounts payable quarterly on our Series A Preferred Stock and to the accretion of the carrying amount of the Series A Preferred Stock up to its $100 per share face redemption amount over 13 years through the mandatory redemption date of June 30, 2012. Pursuant to the terms of a redemption agreement, on June 12, 2006, an earlier redemption date of the Series A Preferred Stock became determinable as the Board of Directors declared the special dividend relating to the rights offering and the related expiration date was set. On that date, the redemption price exceeded the carrying value of the Series A Preferred Stock by approximately $26.2 million. We recorded approximately $11.0 million of this excess as additional accretion in the six months ended June 30, 2006. The remaining accretion of approximately $15.2 million will be recorded in the three months ended September 30, 2006.

Liquidity and Capital Resources

We had approximately $6.9 million of cash and cash equivalents as of June 30, 2006. We believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements through at least December 31, 2006. However, we may require future financing which may take the form of the issuance of equity or debt securities or a combination thereof. Such additional equity and debt financing may not be available if or when needed on terms favorable to us or at all. Any debt financing we may obtain may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. We may also be subject to significant interest expense under the terms of any debt we might incur.

Upon a change of control involving the consolidation of the ownership of the MSV Joint Venture, which would include the MSV Exchange Transactions, any remaining balance of the $12.5 million of cash, cash equivalents and short-term investments retained by us pursuant to the Separation Agreement will be transferred to Hughes. If such a change of control had occurred as of June 30, 2006, we would have been required to transfer approximately $5.3 million of cash and cash equivalents to Hughes.

Cash used in operating activities was approximately $3.1 million for the six months ended June 30, 2006 and resulted primarily from cash used for general and administrative expenses including payroll, professional fees and other expenditures related to the MSV Exchange Transactions. Cash used in financing activities was approximately $2.5 million for the six months ended June 30, 2006 and resulted primarily from cash used to pay the quarterly dividend on the Series A Preferred Stock.

Series A Preferred Stock Dividend

In accordance with the terms of the Series A Preferred Stock, the holders are entitled to receive quarterly cash dividends commencing on July 1, 2004. The quarterly payment of approximately $1.4 million, for the three months ended December 31, 2005, was declared on January 30, 2006 and paid on February 2, 2006. The quarterly payment of approximately $1.4 million, for the three months ended March 31, 2006, was declared on April 29, 2006 and paid on May 1, 2006. The payment of approximately $1.8 million for the period from April 1, 2006 through the July 25, 2006 redemption date of the Series A Preferred Stock was paid on July 25, 2006. Following the redemption of the Series A Preferred Stock, we will no longer have any contractual dividend requirements.

Rights Offering and Redemption of Series A Preferred Stock

On July 25, 2006, we sold 6,661,150 shares of common stock for gross proceeds of approximately $119.9 million in a rights offering. We distributed to each stockholder of record, as of the close of business on June 22, 2006, 0.38225 of a non-transferable right for each share of common stock then owned, subject to adjustment to eliminate fractional rights. Each full subscription right entitled the holder to purchase one additional share of common stock at a purchase price of $18.00 per share. Pursuant to a redemption agreement between us and the Apollo Stockholders, the Apollo Stockholders agreed to purchase, at the $18.00 per share subscription price, such number of shares of our common stock equal to the number of shares of common stock not subscribed for by other stockholders in the rights offering so as to ensure the aggregate proceeds from the rights offering were sufficient to redeem the outstanding Series A Preferred Stock at an aggregate price equal to the $119.9 million aggregate liquidation preference of all outstanding shares of Series A Preferred Stock. The $18.0 million of cash proceeds received in the rights offering from stockholders other than the Apollo Stockholders was used to redeem 179,749 shares of Series A Preferred Stock. The remaining 1,019,258 shares of Series A Preferred Stock were exchanged for 2,434,311 shares of voting common stock and 3,228,231 shares of non-voting common stock. In accordance with the redemption agreement, such allocation between voting and non-voting common stock results in the Apollo Stockholders controlling 29.9% of the outstanding voting power of us. The redemption of the Series A Preferred Stock is a condition to the MSV Exchange Transactions.

Recently Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. SFAS 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS 123R was effective for us on January 1, 2006 and provided entities two transition methods. We elected to use the modified prospective transition method and therefore have not restated our prior period results. Under the modified prospective transition method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date or for all awards granted or modified subsequent to the effective date. As we previously accounted for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS 123R increased our loss from operations and net loss attributable to common stockholders and SkyTerra Communications (accounting predecessor to Hughes Communications) by approximately $0.2 million and $0.8 million for the three and six months ended June 30, 2006, respectively. The unrecognized compensation expense associated with our unvested stock options was approximately $0.5 million as of June 30, 2006 and will be recognized over a weighted average period of less than one year. Additional compensation expense will be impacted by various factors, including the number of awards granted and their related fair value at the date of grant.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2006, we had $6.9 million of cash and cash equivalents which are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In evaluating our common stock, you should carefully consider, in connection with other information in this report, the risks described below and those described in “Item 1A. Risk Factors,” of our Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we and our principal business, the MSV Joint Venture, face. Additional risks and uncertainties not presently known to us may also impair our operations and business, and in particular the MSV Joint Venture. If neither we nor the MSV Joint Venture successfully address any of these risks, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline. We cannot assure you that either we or the MSV Joint Venture will successfully address these risks.

There can be no assurances that the transactions to increase our stake in the MSV Joint Venture will close.

The MSV Exchange Transactions are subject to various closing conditions, including approvals by the Federal Communications Commission and a requirement that necessary registration statements are declared effective by the Securities and Exchange Commission. There can be no assurances that we will be able to obtain such approvals or that the registration statements will be declared effective. In addition, if we have not closed the MSV Exchange Transactions by December 31, 2006, then the various agreements, if not extended by the consent of the parties, may be terminated. There can be no assurances that we will successfully obtain such consents, if necessary, or otherwise close the MSV Exchange Transactions.

If the MSV Exchange Transactions close, then your ownership percentage of the Company will be substantially diluted.

Pursuant to the MSV Exchange Transactions, we have agreed to issue up to 58,451,576 shares of our common stock in exchange for interests in the MSV Joint Venture held by Motient and other partners in the joint venture. At the initial closing, we will issue 39,596,432 of those shares. Although the MSV Exchange Transactions will increase our ownership in the MSV Joint Venture, the corresponding share issuances will result in substantial dilution of your ownership percentage of us. Following the initial and final closings, our current stockholders will own approximately 39% and 30%, respectively, of us.

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

Date: August 9, 2006	By:	/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy Chief Executive Officer and President (Principal Executive Officer and Principal Financial Officer)

Date: August 9, 2006	By:	/s/ CRAIG J. KAUFMANN
Craig J. Kaufmann Controller and Treasurer (Principal Accounting Officer)