Form 10-Q
period 2006-09-30
SKYTERRA COMMUNICATIONS INC
filed 2006-11-09
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2006, or

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

As of November 6, 2006, 26,564,206 shares of the registrant’s voting common stock and 37,696,716 shares of the registrant’s non-voting common stock were outstanding.

SKYTERRA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$222,304	$59,925
Investments	273,515	52,278
Restricted cash	31	1,664
Accounts receivable, net of allowance of $62 and $103, respectively	6,362	3,370
Receivable from Hughes Communications	480	—
Management fee due from TerreStar Networks	139	769
Inventory	2,344	710
Prepaid expenses and other current assets	5,398	1,090

Total current assets	510,573	119,806
Investment in TerreStar Networks	128,674	—
Restricted cash	2,350	4,600
Satellite under construction	50,782	—
Property and equipment, net	8,047	10,600
Intangible assets, net	55,884	61,958
Goodwill	17,575	16,936
Debt issuance costs, net	12,474	—
Other assets	2,980	2,884

Total assets	$789,339	$216,784

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$10,280	$6,974
Taxes payable	7,980	—
Note payable to related party, current portion	241	225
Deferred revenue, current portion	5,840	4,538
Other current liabilities	137	74

Total current liabilities	24,478	11,811
Senior secured discount notes, net	466,892	—
Note payable to related party, net of current portion	287	470
Deferred revenue, net of current portion	21,999	23,243

Total liabilities	513,656	35,524

Commitments and contingencies

Minority interest	340,026	—

Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 26,563,585 and 14,118,159 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	266	141
Non-voting common stock, $0.01 par value. Authorized 100,000,000 shares; 37,696,716 and 25,478,273 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	377	255
Additional paid-in capital	47,934	331,510
Deferred compensation	—	(4,420)
Accumulated other comprehensive loss	(994)	(1,123)
Accumulated deficit	(111,926)	(145,103)

Total stockholders’ (deficit) equity	(64,343)	181,260

Total liabilities and stockholders’ (deficit) equity	$789,339	$216,784

See accompanying notes to condensed consolidated financial statements.

SKYTERRA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Services and related revenues	$7,092	$7,260	$20,329	$20,553
Equipment sales and other revenues	2,156	645	6,416	2,002

Total revenues	9,248	7,905	26,745	22,555

Operating expenses:
Satellite operations and cost of services (exclusive of depreciation and amortization shown separately)	4,819	4,531	15,766	11,995
Next generation expenditures (exclusive of depreciation and amortization shown separately)	7,018	5,213	17,758	13,805
Sales and marketing	837	630	2,112	1,774
General and administrative	3,478	3,301	13,322	12,251
Depreciation and amortization	2,344	3,759	9,528	12,081

Total operating expenses	18,496	17,434	58,486	51,906

Loss from continuing operations before other income (expense)	(9,248)	(9,529)	(31,741)	(29,351)
Other income (expense):
Interest income	6,586	991	14,201	2,388
Interest expense	(14,029)	(27)	(29,311)	(85)
Management fee from TerreStar Networks	216	1,839	1,276	2,439
Other income, net	329	16	643	24
Minority interest	1,092	—	1,092	—

Loss from continuing operations before income tax provision	(15,054)	(6,710)	(43,840)	(24,585)
Income tax provision	(530)	—	(530)	—

Loss from continuing operations	(15,584)	(6,710)	(44,370)	(24,585)
Loss from discontinued operations	—	—	—	(9,553)

Loss before cumulative effect of change in accounting principle	(15,584)	(6,710)	(44,370)	(34,138)
Cumulative effect of change in accounting principle	—	—	—	724

Net loss	$(15,584)	$(6,710)	$(44,370)	$(33,414)

Basic and diluted loss per share:
Continuing operations	$(0.38)	$(0.17)	$(1.11)	$(0.62)
Discontinued operations	—	—	—	(0.24)
Cumulative effect of change in accounting principle	—	—	—	0.02

Net loss per share	$(0.38)	$(0.17)	$(1.11)	$(0.84)

Basic and diluted weighted average shares outstanding	41,203,755	39,596,432	40,138,094	39,596,432

See accompanying notes to condensed consolidated financial statements.

SKYTERRA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(44,370)	$(33,414)
Cumulative effect of change in accounting principle	—	(724)
Loss from discontinued operations	—	9,553

Loss from continuing operations	(44,370)	(24,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,528	12,081
Amortization of debt issuance costs and debt discount	29,269	—
Equity-based compensation expense	9,288	7,870
Loss on forfeiture of performance bond	2,250	—
Accretion on investments	(1,755)	234
Minority interest	(1,092)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(3,090)	(106)
Management fee due from TerreStar Networks	807	(1,798)
Inventory	(1,633)	559
Prepaid expenses and other assets	(4,584)	(2,178)
Accounts payable and accrued expenses	1,679	1,952
Other current liabilities	62	9
Deferred revenue	(978)	(3,366)

Net cash used in continuing operations	(4,619)	(9,328)
Net cash provided by discontinued operations	—	166

Net cash used in operating activities	(4,619)	(9,162)

Investing activities
Purchase of property and equipment and satellite under construction	(49,448)	(276)
Release (restriction) of cash	1,633	(6,115)
Purchases of investments	(303,493)	(65,629)
Maturities of investments	84,010	2,750
Cash acquired in acquisition	10,310	—

Net cash used in investing activities	(256,988)	(69,270)

Financing activities
Proceeds from issuance of senior secured discount notes, net of debt issuance costs of $13,118	423,052	—
Principal payment on note payable to related party	(167)	(153)
Proceeds from exercise of stock options	124	—
Proceeds from exercise of MSV unit options	293	—

Net cash provided by (used in) financing activities	423,302	(153)
Effect of exchange rates on cash and cash equivalents	684	(240)

Net increase (decrease) in cash and cash equivalents	162,379	(78,825)
Cash and cash equivalents, beginning of period	59,925	129,124

Cash and cash equivalents, end of period	$222,304	$50,299

Supplemental information
Cash paid for interest	$43	$43

See accompanying notes to condensed consolidated financial statements.

SKYTERRA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

Through Mobile Satellite Ventures LP (“MSV”), SkyTerra Communications, Inc. (“SkyTerra” or the “Company”) provides mobile satellite and communications services to individual and corporate customers in the United States and Canada via its own satellite and leased satellite capacity. The Company is also engaged in planning, developing, and constructing a next generation integrated satellite-based network. The Company’s operations are subject to significant risks and uncertainties including technological, competitive, financial, operational, and regulatory risks associated with the wireless communications business. Uncertainties also exist regarding the Company’s ability to raise additional debt and equity financing and the ultimate profitability of the Company’s proposed next generation integrated satellite-terrestrial network. The Company will require substantial additional capital resources to construct its next generation integrated satellite-terrestrial network.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, MSV, all wholly owned subsidiaries of the Company and MSV, and all variable interest entities for which the Company or MSV is the primary beneficiary. These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2005 which have been included in a Current Report on Form 8-K filed on October 10, 2006 which updated the financial information included in the Company’s Annual Report on Form 10-K to reflect the MSV Exchange Transactions (as defined below). The results of the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year and include the results of SkyTerra for the period from the September 25, 2006 closing date of the MSV Exchange Transactions through September 30, 2006. All intercompany accounts are eliminated upon consolidation.

3. MSV Exchange Transactions

On May 6, 2006, SkyTerra entered into agreements with certain other partners in MSV and the former minority stakeholders in SkyTerra’s MSV Investors, LLC subsidiary (“MSV Investors”) that, upon closing, resulted in the consolidation of majority ownership and control of MSV and MSV’s corporate general partner, Mobile Satellite Ventures GP Inc. (“MSV GP”), by SkyTerra, as well as SkyTerra owning all of the equity interests in MSV Investors (the “MSV Exchange Transactions”). Pursuant to these agreements, on September 25, 2006, SkyTerra issued an aggregate of 39,596,432 shares of its voting and non-voting common stock to a wholly owned subsidiary of Motient Corporation (“Motient”), other limited partners of MSV and the former minority stakeholders in MSV Investors in exchange for approximately 14.2 million limited partnership interests of MSV, all of the common stock of MSV GP and all of the equity interests in MSV Investors held by these parties, resulting in SkyTerra owning 52% of MSV on a fully diluted basis and 78% of MSV GP. Pursuant to the terms of these transactions, Motient agreed to use commercially reasonable efforts to distribute 25,478,273 shares of the common stock that it received to its common stockholders as soon as practical. Prior to such distribution by Motient, these shares are non-voting.

Motient also has the right to exchange, until September 25, 2011, its remaining 17% ownership interest of MSV on a fully diluted basis for 18,855,144 shares of SkyTerra non-voting common stock, which will be exchangeable for a like number of shares of SkyTerra voting common stock upon the disposition of any such shares. Following a change of control of SkyTerra, as defined in the agreement with Motient, SkyTerra has the right to require Motient to complete such exchange. If Motient has not exchanged these MSV interests by September 25, 2011 and a change of control of SkyTerra has not subsequently occurred with SkyTerra exercising its right, such interests shall be exchanged for shares of non-voting common stock of SkyTerra at an exchange ratio reflecting the fair market value of such interests and SkyTerra’s common stock on May 6, 2021. Following SkyTerra’s acquisition of Motient’s remaining stake in MSV, the Company will own approximately 70% of MSV on a fully diluted basis and 78% of

MSV GP. Notwithstanding the possibility of an earlier exchange by Motient or SkyTerra, as the exchange will occur on May 6, 2021 at an exchange ratio determined by then current fair values, the Company will reflect the fair value of Motient’s remaining MSV interests in minority interest at the end of each reporting period through the date all such MSV interests have been exchanged for SkyTerra common stock. Accordingly, the Company has recorded a $280.3 million increase in minority interest and a corresponding reduction in additional paid-in capital on the accompanying condensed consolidated balance sheet as of September 30, 2006. Future changes in the fair value of the MSV interests held by Motient will be recorded in minority interest and additional paid-in capital but will have no impact on the Company’s results of operations or cash flows. On each date an exchange occurs, the Company will eliminate any previous adjustments to minority interest and additional paid-in capital and will account for the exchange as an acquisition of the MSV interests under the purchase method of accounting.

Notwithstanding the legal form of the transactions, the MSV Exchange Transactions have been accounted for as a reverse acquisition under the purchase method of accounting, with MSV being treated as the accounting acquirer of SkyTerra. The determination that MSV is the accounting acquirer was based primarily on the relative voting rights of the MSV and SkyTerra shareholder groups in the Company after the MSV Exchange Transactions and the expected composition of management of the Company after the MSV Exchange Transactions. Accordingly, the historical financial statements of the Company prior to September 25, 2006 are the historical financial statements of MSV. The consolidated financial statements of MSV have been retroactively restated to reflect the recapitalization of MSV with the 39,596,432 shares of SkyTerra common stock issued to MSV equity holders in the MSV Exchange Transactions.

As the MSV Exchange Transactions have been accounted for as a reverse acquisition, the purchase price is determined based on the fair value of the equity instruments of the Company outstanding as of September 25, 2006. More specifically, the purchase price in the MSV Exchange Transaction was $428.2 million, which consists of (i) the $409.3 million fair value attributed to the 24,610,616 shares of the Company’s common stock outstanding as of September 25, 2006, (ii) the $11.0 million fair value attributed to outstanding options to purchase shares of the Company’s common stock exercisable as of September 25, 2006 and (iii) the $7.9 million fair value attributed to the Company’s Series 1-A and Series 2-A warrants outstanding as of September 25, 2006. The fair value of the outstanding common stock was calculated based on the average closing price of the Company’s common stock for a range of trading days around and including the May 8, 2006 announcement date of the MSV Exchange Transactions. The fair value of the outstanding stock options was calculated using the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of approximately 5.0%, an expected term of less than one year, volatility of approximately 37% and an annual dividend yield of 0%. The fair value of the Series 1-A and Series 2-A warrants was calculated using the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of approximately 4.5%, an expected term of approximately three years, volatility of approximately 45% and an annual dividend yield of 0%.

The Series 1-A and Series 2-A warrants are exercisable at any time and expire on June 4, 2009. The holders of the Series 1-A and Series 2-A warrants have the option to pay the exercise price of the warrants in cash, SkyTerra common stock previously held, or by instructing the Company to withhold a number of SkyTerra shares with an aggregate fair value equal to the aggregate exercise price. The exercise price and the number of shares for which the Series 1-A and Series 2-A warrants are exercisable for is subject to adjustment under certain anti-dilution and other provisions contained in the warrants. As a result of the MSV Exchange Transactions, the Series 1-A and Series 2-A warrants are subject to an adjustment that is being determined in accordance with the appraisal procedures set forth in the warrants. Based on SkyTerra’s trading price as of September 30, 2006, the Series 1-A warrants following completion of the appraisal procedures will be exercisable into a maximum of an aggregate of 601,596 shares of the SkyTerra’s common stock at an exercise price of no less than $22.12 per share. The number of shares issuable upon exercise of the Series 1-A warrants and the exercise price is dependent on the trading price of the SkyTerra’s trading price and will begin decreasing on a sliding scale if SkyTerra’s trading price exceeds $40.00 per share down to a minimum of 316,754 shares at $0.10 per share if SkyTerra’s trading price equal or exceeds $70.00 per share. Following the completion of the appraisal procedures, the Series 2-A warrants will be exercisable for a maximum of 2,277,902 shares of SkyTerra’s common stock at an exercise price of no less than $29.05 per share.

The $428.2 million purchase price has been allocated to the acquired assets and liabilities based on their relative estimated fair value. The excess of the fair value of the net assets acquired over the purchase price has been reflected as a reduction of fair value, on a pro rata basis, of the investment in each of MSV and TerreStar Networks, Inc. (“TerreStar”). The final allocation of the purchase price is dependent on a number of factors, including the final evaluation of the fair value of the assets acquired and liabilities assumed. The following table presents the preliminary allocation (in thousands):

Current assets	$11,591
Investment in Mobile Satellite Ventures LP (a)	297,470
Investment in TerreStar Networks (b)	128,674

Total assets acquired	437,735
Current liabilities	(9,516)

Purchase price	$428,219

(a)	As MSV is treated as the accounting acquirer, the limited partnership units held by SkyTerra prior to the MSV Exchange Transactions are deemed to be reacquired in a treasury stock transaction. Accordingly, the value allocated to such limited partnership interests is recorded as a reduction of stockholders’ equity.
(b)	Subsequent to the MSV Exchange Transactions, the Company’s investment in TerreStar is accounted for under the cost method.

The following unaudited pro forma information is presented as if the Company had completed the MSV Exchange Transactions as of January 1, 2005. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at such date or of the future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Pro forma revenues	$9,248	$7,905	$26,745	$22,555
Pro forma loss from continuing operations	(14,270)	(3,898)	(34,260)	(10,152)
Pro forma loss before cumulative effect of change in accounting principle	(14,270)	(3,898)	(34,260)	(19,705)
Pro forma net loss	(14,270)	(3,898)	(34,260)	(18,981)
Pro forma loss per share – basic and diluted	$(0.22)	$(0.06)	$(0.53)	$(0.30)

4. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the consolidated financial statements include management’s judgments regarding the allowance for doubtful accounts, useful lives for its long-lived assets, future cash flows expected from long-lived assets, accrued expenses, the fair value of the limited partnership units of MSV for purposes of accounting for equity-based compensation, and the fair value of the consideration issued and assets acquired in the MSV Exchange Transactions. Actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue primarily through the sale of wireless airtime service and equipment. The Company recognizes revenue when the services are performed or delivery has occurred, evidence of an arrangement exists, the fee is fixed and determinable, and collection is probable. The Company receives activation fees related to initial registration for retail customers. Revenue from activation fees is deferred and recognized ratably over the customer’s contractual service period, generally one year. The Company records equipment sales upon transfer of title and accordingly recognizes revenue upon shipment to the customer.

Next Generation Expenditures

The Company classifies costs it incurs related to the development and deployment of its next generation integrated satellite-terrestrial network as next generation expenditures in the accompanying condensed consolidated statements of operations in order to distinguish these costs from the costs related to its existing satellite-only Mobile Satellite Service (MSS). Next generation expenditures include costs associated with the Company’s next generation integrated satellite-terrestrial network as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Employee-related costs	$3,822	$1,298	$7,976	$5,163
Legal and regulatory fees	1,079	502	5,172	1,877
Research and development expenses	714	2,208	1,061	4,504
Professional and consulting expenses	1,070	1,188	2,160	1,971
Patent costs and fees	333	17	1,389	290

Total next generation expenditures	$7,018	$5,213	$17,758	$13,805

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

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss refers to net gains and losses that been included in comprehensive loss, but excluded from net loss.

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(15,584)	$(6,710)	$(44,370)	$(33,414)
Unrealized gain in market value of derivative instruments	—	39	—	85
Foreign currency translation adjustment	(64)	(201)	(569)	(639)

Comprehensive loss	$(15,648)	$(6,872)	$(44,939)	$(33,968)

Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For each of the three and nine months ended September 30, 2006 and 2005, the effect of outstanding stock options and warrants was excluded from the computation of diluted loss per share, as such effect would be antidilutive.

Recent Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

5. Long-Term Debt

The components of long-term debt were as follows (in thousands):

	September 30, 2006	December 31, 2005
Senior secured discount notes, net	$466,892	$—
Note payable to related party, net of current portion	287	470

Total long term debt	$467,179	$470

In February 2003, MSV entered into an agreement with Telesat Canada (“Telesat”), a satellite communications provider that is a related party (see Note 7) for the construction and procurement of a ground station. Telesat provided financing for this project totaling approximately $1.0 million at an interest rate of 9.5%.

In March 2006, MSV and its wholly-owned subsidiary MSV Finance Co. issued Senior Secured Discount Notes, with an aggregate principal amount of $750.0 million at maturity, generating gross proceeds of $436.2 million. MSV and MSV Finance Co. are jointly and severally liable for all obligations under the Senior Secured Discount Notes. All of MSV’s domestic subsidiaries, Mobile Satellite Ventures Corp. (a Canadian subsidiary) and Mobile Satellite Ventures (Canada) Inc. (“MSV Canada”), a consolidated variable interest entity for which the Company is the primary beneficiary, jointly and severally guarantee the Senior Secured Discount Notes. Interest on the notes will accrete from the issue date at a rate of 14.0% per annum, until they reach full principal amount at April 1, 2010. Following April 1, 2010, interest will be payable semiannually in arrears in cash at a rate of 14% per annum, with the first such payment being due October 1, 2010. The Senior Secured Discount Notes will mature on April 1, 2013. MSV may redeem some or all of the Senior Secured Discount Notes anytime after April 1, 2010 at a redemption price starting at 107% of the accreted value of the Senior Secured Discount Notes and declining to par after April 1, 2012. In addition, at any time before April 1, 2009, MSV may redeem up to 35% of the aggregate principal amount at maturity of the Senior Secured Discount Notes with the net proceeds of certain equity offerings at a redemption price equal to 114.0% of the accreted value of the Senior Secured Discount Notes plus interest, if any, if at least 65% of the originally issued aggregate principal amount of the Senior Secured Discount Notes remain outstanding. At any time before April 1, 2010, MSV may redeem all or a portion of the Senior Secured Discount Notes on one or more occasions at a redemption price equal to 100% of the accreted value plus a premium computed using a discount rate equal to the rate on United States Treasury securities maturing on or about April 1, 2010 plus 50 basis points. Upon the occurrence of certain change of control events, each holder of Senior Secured Discount Notes may require MSV to repurchase all or a portion of its Senior Secured Discount Notes at a price of 101% of the accreted value, plus, after April 1, 2010, accrued interest. The Senior Secured Discount Notes are secured by substantially all of MSV’s assets and rank equally in right of payment with MSV’s note payable.

The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of MSV’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. In the event that MSV incurs additional debt not otherwise permitted under the terms of the Senior Secured Discount Notes, it is required to maintain a minimum leverage ratio of 6.0 to 1.0. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Secured Discount Notes as of September 30, 2006.

In connection with the closing of the Senior Secured Discount Notes, in March 2006, approximately $13.1 million in financing costs were incurred. These financing costs were capitalized and are being amortized using the effective interest method over the life of the Senior Secured Discount Notes.

6. Equity-Based Compensation

MSV Unit Option Incentive Plan

In December 2001, MSV adopted a unit option incentive plan (“Unit Option Incentive Plan”), which allows for the granting of options and other unit based awards to employees and directors upon approval by MSV’s Board of Directors. Options to acquire units generally vest over a three-year period and have a 10-year life. As of September 30, 2006, the total options or other unit based awards available for grant under the Unit Option Incentive Plan were 6.5 million.

In periods prior to January 1, 2006, the Company accounted for employee equity-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. The Company accounted for equity-based compensation awarded to non-employees as prescribed in SFAS No. 123, Accounting for Stock issued to Employees, and its related interpretations. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123(R) on January 1, 2006 using the prospective method, as the Company previously used the minimum-value method for disclosure purposes. The Company recognizes equity-based compensation expense on a straight-line basis over the requisite service period for the entire award. Upon the adoption of SFAS No. 123(R), the Company reclassified deferred compensation of $4.4 million to additional paid-in capital on the accompanying condensed consolidated balance sheets.

The fair value of each equity-based award is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes model were determined as described below. As the MSV equity securities are not publicly traded, management used the median historical volatility of the public securities of three comparable companies. Those companies were selected as their value is predominantly derived from similar asset holdings. Using this methodology, the weighted average volatility for grants made during the nine months ended September 30, 2006 was 47.9%. The expected term of option awards was determined using the “short-cut approach” prescribed by Staff Accounting Bulletin Topic 14.D.2, as MSV’s historical data is not sufficient or reliable for purposes of estimating the expected term of new grants. Based on the “short-cut approach” the estimated term was calculated to be six years. During the nine months ended September 30, 2006, the risk-free rate ranged from 4.2% to 5.2% and was based on U.S. Treasury yields for securities with similar terms. The Company assumed a dividend rate of 0%. The weighted-average grant-date fair value was $18.39 per unit for options granted during the nine months ended September 30, 2006.

Additionally, as an input to the determination of the fair value of equity-based awards, the Company determines the fair value of units underlying the equity-based awards (“Limited Investor Units”), which requires complex and subjective judgments. The Company utilized a market approach to estimate the fair value of Limited Investor Units at each date on which equity-based awards were granted. The market approach uses an analysis of the observable market price of equity instruments for companies with similar assets and businesses. The Company estimated the value of a Limited Investor Unit based on the values implied for limited partnership units (“Common Units”) held by limited partners, such as SkyTerra, that held significant interests in MSV and whose equity securities are publicly traded. In order to derive the amount of the publicly traded security’s value attributable to the Common Units, the Company used a market approach to estimate the value of other equity investments and assets owned by the respective limited partner, and therefore included in the public equity value of those securities. The Company made adjustments to account for the differences in volatility and liquidity between the publicly traded reference securities and a Common Unit. The Company determined the estimated value of a Limited Investor Unit by making further adjustments to account for differences in rights attributable to a Common Unit as compared to those of a Limited Investor Unit. There is inherent uncertainty in making these judgments and estimates.

The Company continued to record equity-based compensation expense for unvested options that were outstanding as of December 31, 2005 under the intrinsic value method under APB Opinion No. 25. Such expense totaled approximately $0.9 million for the nine months ended September 30, 2006, of which $0.6 million resulted from accelerated vesting of certain option grants due to a “Change of Control” of MSV, as defined in the Unit Option Incentive Plan, as a result of the MSV Exchange Transactions. In addition, for the nine months ended September 30, 2006, the Company recognized compensation expense of $2.4 million for grants of options to purchase common stock of TerreStar made to certain employees of MSV prior to the spin-off of TerreStar (see Note 10). Of this amount, $1.3 million relates to the accelerated vesting of options due to a “Change of Control” of TerreStar that occurred when Motient acquired additional shares of TerreStar common stock in September 2006. For all options granted subsequent to January 1, 2006, the Company recorded equity-based compensation expense under the provisions of SFAS No. 123(R), which was approximately $2.5 million for the nine months ended September 30, 2006. Additionally, during the three months ended March 31, 2006 approximately $3.5 million of compensation expense was recorded under SFAS No. 123(R) related to the modification of an executive’s employment agreement (see Note 9).

The total equity-based compensation expense recorded during the nine months ended September 30, 2006 and 2005 was approximately $9.3 million and $8.0 million, respectively, for all equity-based awards accounted for under either SFAS No. 123(R) or APB Opinion No. 25, as appropriate. The total equity-based compensation expense recorded during the three months ended September 30, 2006 and 2005 was $3.1 million and $1.7 million, respectively. The adoption of SFAS 123(R) increased the Company’s loss from operations and net loss, relative to amounts that would have been reported using the intrinsic value method under APB Opinion No. 25, by approximately $0.8 million and $1.8 million during the three and nine months ended September 30, 2006, respectively, and increased the loss per share by approximately $0.02 and $0.04 per share, respectively. The adoption of SFAS No. 123(R) did not impact the Company’s cash flows.

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied in periods prior to the adoption of SFAS No. 123(R) (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(6,710)	$(33,414)
Add: Equity-based compensation expense, as reported	1,649	7,983
Deduct: Total equity-based compensation expense determined under fair value method	(719)	(9,688)

Pro forma net loss	$(5,780)	$(35,119)

Basic and diluted net loss per share:
As reported	$(0.17)	$(0.84)
Pro forma	$(0.15)	$(0.89)

The fair value of the options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 2.7% to 4.6%, no dividends, expected life of the options of five years and no volatility.

The activity under the MSV Unit Option Incentive Plan as of September 30, 2006 and changes during the nine months then ended is as follows:

	Number of Units	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at January 1, 2006	4,987,205	$9.49
Granted	656,500	56.33
Canceled	(77,916)	28.18
Exercised	(45,455)	6.45	$1,799

Outstanding at September 30, 2006	5,520,334	$14.82	$117,084

Exercisable at September 30, 2006	4,238,492		$103,812

The following table provides information about stock options that are outstanding and exercisable as of September 30, 2006:

	Unit Options Outstanding			Unit Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
$6.45 – $6.45	4,276,250	$6.45	6.56	3,809,659	$6.45	6.59
$29.45 – $29.45	588,834	$29.45	8.68	428,833	$29.45	8.58
$56.33 – $56.33	655,250	$56.33	9.46	—	—	—

	5,520,334	$14.82	7.13	4,238,492	$8.78	6.79

As of September 30, 2006, the total compensation cost related to non-vested unit options not yet recognized was approximately $9.0 million, which is expected to be recognized over the weighted-average period of approximately 2.37 years.

During the nine months ended September 30, 2006, MSV granted an award of 50,000 restricted units to an executive. The Company recorded equity-based compensation expense of $0.2 million under the provisions of SFAS 123(R) and has recognized a liability included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. This restricted unit award will vest over five years: 20,000 units will vest after the second anniversary of the grant date and 10,000 units will vest annually thereafter, subject to certain acceleration provisions. As the restricted unit award vests, MSV is obligated to issue restricted units (or successor equity), if such restricted units or successor equity are then publicly traded. If the restricted units or successor equity are not publicly traded, payment equal to fair value shall be in cash, unless agreed otherwise. Vesting of the restricted units did not accelerate as a result of the MSV Exchange Transactions nor has the Company’s common stock been deemed successor equity.

The grant date fair value of the restricted unit grant made during nine months ended September 30, 2006 was $33.30 per unit. As of September 30, 2006, the total estimated equity-based compensation expense related to non-vested restricted units not yet recognized is approximately $1.4 million, which is expected to be recognized over a period of 4.3 years. This amount may increase or decrease based on the fair value of MSV’s limited partnership units, as the award is “marked to market” at the end of each reporting period.

SkyTerra Equity-Based Compensation Plans

The Company provides incentive and nonqualified stock option plans for directors, officers and other key employees of the Company and others. The number of options to be granted and the option prices are determined by the compensation committee of the Company’s Board of Directors in accordance with the terms of the plans. Options generally expire five to ten years after the date of grant. The Company has reserved a total of 2.3 million shares of authorized common stock for issuance under the 1998 Long-Term Incentive Plan (the “Stock Incentive Plan”). The Company also has options outstanding to purchase 5,000 shares under the Nonqualified Stock Option Plan, but no new grants may be made under this plan. At the July 2006 annual meeting of stockholders, the Company’s stockholders approved the 2006 Equity and Incentive Plan (the “2006 Plan”).

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

Initially, 2.1 million shares of the Company’s common stock were available for grants pursuant to the 2006 Plan. On a monthly basis, that number will be adjusted, provided such adjustment involves increases of greater than 100,000 shares, to maintain the number of shares outstanding or issuable under the 2006 Plan at 12% of the Company’s outstanding common stock, up to a maximum of 15.0 million shares. As a result of the issuance of shares of the Company’s common stock in the MSV Exchange Transactions, as of September 30, 2006, 7.7 million shares of the Company’s common stock are available for grant pursuant to the 2006 Plan. The compensation committee will determine all terms and conditions of equity-based awards under the 2006 Plan. Stock options granted under the plan may be ISOs or NQSOs, provided that the exercise price will not be less than the fair market value of the Company’s common stock on the date of grant. No equity-based awards have been issued under the 2006 Plan.

The following table reflects stock option activity and related information for the period from the September 25, 2006 closing date of the MSV Exchange Transactions through September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at September 25, 2006	989,418	$8.97
Exercised	(53,253)	$2.32	$678

Outstanding at September 30, 2006	936,165	$9.35	$9,123

Exercisable at September 30, 2006	936,165	$9.35	$9,123

The following table provides information about stock options that are outstanding and exercisable as of September 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.56 – $0.56	270,000	$0.56	6.05	270,000	$0.56	6.05
$0.60 – $0.60	150,000	$0.60	6.53	150,000	$0.60	6.53
$0.97 – $1.44	160,000	$1.39	7.10	160,000	$1.39	7.10
$2.95 – $19.34	156,304	$11.76	6.53	156,304	$11.76	6.53
$20.43 – $82.00	199,861	$32.29	4.96	199,861	$32.29	4.96

	936,165	$9.35	6.15	936,165	$9.35	6.15

7. Related Party Transactions

Hughes Communications

On December 30, 2005, in preparation for the distribution of Hughes Communications, Inc. (“Hughes”) to SkyTerra’s security holders, SkyTerra and Hughes entered into a separation agreement pursuant to which SkyTerra contributed to Hughes, effective December 31, 2005, all of its assets, liabilities and operations other than those associated with MSV and TerreStar, $12.5 million of cash, cash equivalents and short-term investments, certain tax attributes and the obligations pursuant to SkyTerra’s then outstanding Series A Preferred Stock. As a result of the MSV Exchange Transactions, the remaining balance, if any, of the $12.5 million of cash, cash equivalents and short-term investments at such time, less certain outstanding payables, was to be transferred to Hughes. As of the closing of the MSV Exchange Transaction, the entire balance of the $12.5 million of cash had been expended, and the Company will not transfer any cash to Hughes.

The separation agreement provides that Hughes will indemnify the Company against losses based on, arising out of or resulting from (i) the ownership or the operation of the assets or properties transferred to Hughes under the separation agreement, and the operation or conduct of the business of, including contracts entered into and any activities engaged in by, Hughes, whether in the past or future; (ii) any other activities Hughes engages in; (iii) any guaranty, keepwell, of or by the Company provided to any parties with respect to any of Hughes’s actual or contingent obligations and (iv) certain other matters described in the separation agreement. The separation agreement provides that the Company will indemnify Hughes against losses based on, arising out of or resulting from the ownership or operation of the assets or properties of MSV or TerreStar, or the operation or conduct of their businesses, including the contracts entered into by them, and certain other matters described in the separation agreement.

A tax sharing agreement governs the allocation between Hughes and the Company of tax liabilities and related tax matters, such as the preparation and filing of tax returns and tax contests, for all taxable periods. Hughes will generally be responsible for, and indemnify the Company and its subsidiaries against, all tax liabilities imposed on or attributable to (i) Hughes and any of its subsidiaries relating to all taxable periods and (ii) the Company and any of its subsidiaries for all taxable periods or portions thereof ending on or prior to a change of control of the Company, in each case, after taking into account any tax attributes of the Company or any of its subsidiaries that are available to offset such tax liabilities. Notwithstanding the foregoing, Hughes is not responsible for any taxes relating to MSV, TerreStar or a change of control of the Company. Additionally, under the tax sharing agreement, the Company is responsible for, and indemnifies Hughes and its subsidiaries against, all tax liabilities imposed on or attributable to MSV and TerreStar relating to all taxable periods, the Company and any of its subsidiaries relating to all taxable periods or portions thereof beginning and ending after a change of control, and any change of control of the Company.

Apollo Investment Fund IV, L.P. and its affiliates (together “Apollo”), which own approximately 25% of the Company’s outstanding common stock, own approximately 66% of the outstanding common stock of Hughes. Three members of the Company’s Board of Directors, each of whom are associated with Apollo, also serve on the Board of Directors of Hughes. In addition, the Company’s Chief Executive Officer and President serves on the Board of Directors of Hughes.

Hughes Network Systems, LLC

In October 2006, MSV entered into a preferred provider agreement with Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes. Under this agreement, for a period of five years MSV will grant preferred provider status to HNS for the provision of certain engineering and other services and the manufacture of certain equipment, in each case expected to be used by MSV in developing and deploying its next generation integrated satellite-terrestrial network. MSV will select HNS for such work to the extent the terms and conditions offered by HNS are, taken as a whole, not materially less favorable to MSV as those that could be obtained from another qualified entity.

In November 2006, MSV entered into an agreement with HNS to purchase four Satellite Base Transceiver Subsystems (the “SBTS”) for a fixed price of $43.0 million. The SBTS will integrate the satellite component into MSV’s hybrid satellite-terrestrial network and will be designed to operate in accordance with the satellite air interface to be specified by MSV following evaluation of potential interfaces with MSV’s planned network capabilities. The design and development phase will take place over the next year with delivery of the completed SBTS to designated MSV gateways in North America within three years.

For other services and equipment provided by HNS to MSV, the Company incurred approximately $1.1 million and $3.3 million of expense during the nine months ended September 30, 2005 and 2006, respectively.

MSV Canada

MSV Canada, a variable interest entity for which the Company is the primary beneficiary, is an affiliate of BCE, Inc. (“BCE”), an entity which currently owns 20% of the ownership interests of MSV on a fully diluted basis. MSV has a rights and services agreement with MSV Canada, under which MSV provides various technical support and other services to MSV Canada, such as allowing access to its intellectual property; providing voice and data-switching capabilities; providing backup, restoral, and emergency spectrum and satellite capacity; and providing accounting, customer service, and billing services. MSV also leases satellite capacity from MSV Canada pursuant to a lease agreement. The term of the lease extends for 25 years and may be terminated by MSV with one year’s notice or by either party in certain circumstances. The amount of the lease payments is determined by the parties periodically based upon the amount of capacity usage by MSV and market rates. During the nine months ended September 30, 2005 and 2006, the capacity fee paid by MSV to MSV Canada was approximately $5.0 million and $3.5 million, respectively. The rights and services fee received by MSV from MSV Canada during the nine months ended September 30, 2005 and 2006 was $3.5 million and $3.6 million, respectively. These amounts are eliminated upon consolidation.

Telesat Canada

MSV has entered into an operational services agreement with Telesat, an affiliate of BCE, to provide regular maintenance related to the MSAT-1 satellite, including telemetry, tracking and control and tracking of space debris. MSV also entered into a preferred provider agreement with Telesat in January 2001 which was amended in October 2006. MSV and MSV Canada agreed to grant preferred provided status to Telesat for any telemetry, tracking and control services and for any satellite procurement services that may be required by MSV or MSV Canada. MSV and/or MSV Canada will select Telesat for such work to the extent the terms and conditions offered by Telesat are, taken as a whole, not materially less favorable to MSV and MSV Canada as those that could be obtained from another qualified vendor. Further, MSV and MSV Canada agreed that any preferred provider or like agreement that either might enter into or maintain with HNS would not grant preferred provider or like rights for those same services covered under the preferred provider agreement with Telesat. This agreement will terminate on the later of its fifth anniversary or the date when Telesat and its affiliates collectively no longer hold the majority of the outstanding common shares of MSV Canada Holdings. During the nine months ended September 30, 2005 and 2006, MSV incurred expenses totaling approximately $1.8 million and $0.5 million, respectively, under the operational services agreement.

MSV has also entered into an agreement with Telesat to obtain telemetry, tracking and control services for its MSAT-2 satellite. The original term of the agreement ended on April 30, 2006, with automatic extension for three successive additional renewal periods of one year each, which MSV renewed in 2006. The agreement may be terminated at any time, provided that MSV makes a payment equal to the lesser of 12 months of service or the remaining service fee. During the nine months ended September 30, 2005 and 2006, MSV incurred expenses totaling approximately $0.8 million and $0.7 million, respectively, under this agreement.

During the nine months ended September 30, 2005 and 2006, MSV incurred expenses totaling approximately $39,000 and $0.1 million, respectively, for consulting services provided by Telesat and $0.1 million during each period for administrative support services provided by Telesat. MSV also leases office space from Telesat. During each of the nine months ended September 30, 2005 and 2006, MSV incurred approximately $0.4 million of rent expense under the lease agreement. In 2003, Telesat provided approximately $1.0 million of financing for the construction and procurement of a ground station (see Note 5).

Infosat Communications

MSV has entered into an agreement whereby it has agreed to provide Infosat Communications Inc., (“Infosat”), a subsidiary of Telesat and an affiliate of BCE, with satellite services in Canada, a portion of which have been prepaid. As of December 31, 2005 and September 30, 2006, the balance of this prepayment was approximately $21.4 million and $22.2 million, respectively. During the nine months ended September 30, 2005 and 2006, the Company provided approximately $1.6 million and $1.3 million, respectively, of services to Infosat pursuant to this agreement, of which $1.4 million and $1.1 million, respectively, was to be paid in cash and $0.2 million was applied against the prepayment during each period.

Other

Effective as of August 1, 2006, the Company entered into an agreement to provide a privately held entity controlled by affiliates of Apollo with the consulting services of the Company’s personnel, not to exceed an aggregate of 200 hours per month, for a monthly fee of $25,000. Such services may be terminated by either party at any time with or without cause by providing ten business days notice to the non-terminating party. The Company’s Chief Executive Officer and President owns an approximately 1% interest in the entity and serves on the Board of Directors of the entity. A member of the Company’s Board of Directors, who is affiliated with Apollo, also serves on the Board of Directors of the entity.

8. Income Taxes

The benefit or provision for income taxes is based on loss or income recognized for consolidated financial statement purposes and includes the effects of temporary differences between such loss or income and the taxable loss or income. SkyTerra and its eligible subsidiaries file a consolidated United States Federal income tax return. As a limited partnership, MSV is not subject to income tax directly. Rather, each limited partner, including SkyTerra, is subject to income taxation based on such partner’s portion of MSV’s income or loss, as defined in the limited partnership agreement. MSV’s Canadian subsidiary and MSV Canada are taxed as corporations in Canada and, as such, are subject to Canadian entity-level tax. For the three and nine months ended September 30, 2006, the Company recognized an income tax provision of approximately $0.5 million for income tax related to MSV Canada.

For Federal income tax purposes, SkyTerra has unused net operating loss (“NOL”) carryforwards of approximately $90.7 million expiring in 2008 through 2025 and capital loss carryforwards of approximately $90.0 million expiring in 2006 through 2010. Based on a private letter ruling issued by the Internal Revenue Service (“IRS”) and a closing agreement entered into by the IRS and SkyTerra with respect to the Company’s determination of whether an “ownership change” as defined by Section 382 of the Internal Revenue Code occurred during the period from June 5, 1999 through December 31, 2004, the Company believes that its carryforwards are not subject to limitation under Section 382 and, therefore, are available to offset future taxable income of the Company and its affiliates unless subject to other limitations.

As the distribution of Hughes did not qualify as a tax-free spin-off, SkyTerra expects to recognize a significant taxable gain related to the distribution in 2006 for Federal income tax purposes. The Company believes that its loss carryforwards are sufficient to offset such gain. However, pursuant to the tax sharing agreement between Hughes and the Company, Hughes will be responsible for any taxes, including alternative minimum tax or state taxes, relating to the distribution not otherwise offset by loss carryforwards. Accordingly, if the Company’s estimate of the tax obligations generated by the distribution changes and SkyTerra’s loss carryforwards are not sufficient to offset the obligation, Hughes will be responsible for reimbursing the Company for any resulting tax payments. If Hughes is unable to pay such taxes, the Company will be required to make such payments. As of September 30, 2006, the Company has recorded a $0.5 million liability relating to the remaining estimated taxes payable in connection with the distribution and a corresponding $0.5 million receivable from Hughes.

Prior to the closing of the MSV Exchange Transactions, a minority stakeholder in MSV Investors distributed to its shareholders all of its assets other than its interest in MSV Investors. Under the terms of the merger agreement between SkyTerra and the shareholders of the minority stakeholder, such shareholders have agreed to indemnify the Company for any taxes imposed on the minority stakeholder for any taxable period or portion thereof ending on or prior to the closing of the MSV Exchange Transactions, including all liabilities for taxes relating to the distribution of its assets as described above. At closing, such shareholders paid the Company $7.5 million of cash which the Company will use to pay such taxes. To the extent that the tax liability shown due on any tax return that is filed by the merged entity after the closing with respect to taxable periods ending on or prior to the closing is less than $7.5 million, the Company will refund to the former shareholders the difference between such tax liability and $7.5 million. If the former shareholders are unable to pay any taxes which exceed the $7.5 million of cash provided to the Company, the Company will be required to make such payments. As of September 30, 2006, the Company has recorded a $7.5 million liability relating to the estimated taxes payable in connection with the distribution.

9. Commitments and Contingencies

Leases

In February 2006, MSV entered into an amended and restated lease agreement, which is accounted for as an operating lease that provides for, among other things, an extension of the term and expansion of its premises in Reston, Virginia. As a result of this amendment, the Company’s lease obligations are as follows for the years ending December 31, (in thousands):

2006	$1,905
2007	2,046
2008	2,025
2009	1,703
2010	1,751
Thereafter	298

$9,728

L-Band Satellite System Contract

MSV has entered into a fixed price contract with Boeing Satellite Systems Inc. (“Boeing”) to construct a satellite system that consists of a space segment and ground segment. Boeing is responsible for the comprehensive design, development, construction, manufacturing, testing, and installation of the satellite system, providing satellite launch support and other services related to mission operations and system training.

Under the terms of the contract, MSV will purchase up to three satellites with an option for one additional satellite that must be exercised no later than July 1, 2008. Each satellite is contracted to have a mission life of 15 years with a portion of the contract value payable if certain performance incentives are met over the intended operating life. Boeing has a first lien on each satellite and related work until title and risk of loss transfers to MSV upon launch.

In September 2006, MSV signed an amendment to its satellite construction contract with Boeing. The amendment incorporated changes in the construction, delivery, and operational schedule such that Boeing is constructing two satellites on an accelerated schedule and incorporating the ability for MSV to defer the construction start and the associated payments related to the third satellite. The two North American satellites have been accelerated by approximately eight months and the South American satellite (“MSV-SA”) has been moved to the third delivery position. As a result of this amendment, MSV surrendered its Federal Communications Commission (“FCC”) authorization for MSV-SA to the FCC. To pursue construction and delivery of MSV-SA on the amended schedule, MSV will be required to obtain a new FCC authorization for such satellite. In connection with the surrender of the license, MSV anticipates it will forfeit the $2.25 million remaining balance on the performance bond associated with that authorization. This resulted in a write-off of $2.25 million of the restricted cash balance in June 2006, which is included in next generation expenditures in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2006.

If MSV elects to terminate the Boeing contract in whole or in part, MSV will be subject to termination liability charges that are in excess of contractual payments made prior to the termination date. The additional termination charges vary based upon the portion of the program being terminated and the state of completion of the terminated portion. If the Company elected to terminate a portion of the contract, termination charges related to that portion of the contract would be spread over the remaining satellite payment milestones. Full program termination charge is due upon termination. In the event of a partial or full termination, these charges will range from approximately $25 million to $160 million, declining in late 2007. If MSV elects not to start full construction on MSV-SA prior to November 8, 2007, it will be considered an in-part termination. MSV also has an option to defer certain contractual payments with any deferrals to be paid in full prior to satellite shipment.

In accordance with the revised contract, the Company expects future maximum contractual payments under this contract, including all potential performance incentives and related interest payments on the incentives and, not including options or full construction for MSV-SA, are as follows for the years ended December 31, (in thousands):

2006	$93,360
2007	267,270
2008	190,690
2009	73,140
2010	10,403
Thereafter	177,745

$812,608

Litigation and Claims

The Company is periodically a party to lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material adverse effect on the financial position or results of operations of the Company.

Executive Employment Agreements

Certain executives of MSV have employment agreements that provide for severance and other benefits, as well as acceleration of option vesting in certain circumstances following a change of control, as defined. The agreement for one executive entitles that executive to a severance payment equal to 1.5 times the executive’s prior-year salary and bonus as well as acceleration of vesting for options currently held by the executive, should the executive terminate employment within a period defined in the agreement (originally six months following a change of control). During 2005, the Compensation Committee of MSV’s Board of Directors determined that a “Change of Control” of MSV, as defined in the Unit Option Incentive Plan, had occurred. This interpretation was related to Motient’s acquisition, in February 2005, of MSV interests previously held by other MSV limited partners. Based on the Change of Control, this executive could terminate employment and trigger the severance and option vesting portions of the executive agreement.

On February 9, 2006, the Compensation Committee of MSV’s Board of Directors approved a modification to the agreement to extend the executive’s ability to exercise this Change of Control provision to February 9, 2007. As a result of this modification, in accordance with SFAS No. 123(R), the Company recognized compensation expense of approximately $3.4 million during the three months ended March 31, 2006. The executive has not elected to terminate employment, and accordingly, no amounts have been accrued for a severance payment. As a result of the MSV Exchange Transactions, an additional Change of Control of MSV occurred which extends the executive’s ability to exercise the Change of Control provision to March 24, 2007.

Other Agreements

In September 2005, MSV entered into an agreement with a third-party that will provide MSV with rights to use certain intangible assets for a 20-year period. In connection with the agreement, MSV paid the third-party approximately $3.0 million in September 2005 and agreed to pay an additional approximately $0.2 million per year during the term of the contract. The Company is amortizing the cost of the agreement on a straight-line basis over the term of the agreement. The accompanying condensed consolidated balance sheet as of September 30, 2006 reflects approximately $0.2 million in prepaid expenses and other current assets and approximately $2.7 million in other assets related to the advance payment.

Regulatory Matters

During 2001, Motient applied to the FCC to transfer licenses and authorizations related to its L-Band MSS system to MSV. This transfer was approved in November 2001. In connection with this application, Motient sought FCC authority to launch and operate a next generation integrated satellite-terrestrial network that will include the deployment of satellites and terrestrial base stations operating in the same frequencies. In February 2003, the FCC adopted general rules based on MSV’s proposal to develop a next generation integrated satellite-terrestrial network, subject to the requirement that MSV file an additional application for a specific ancillary terrestrial component (“ATC”) consistent with the broader guidelines issued in the February 2003 order.

The Company believes that the ruling allows for significant commercial opportunity related to the Company’s next generation integrated satellite-terrestrial network. Both proponents and opponents of ATC, including the Company, asked the FCC to reconsider the rules adopted in the February 2003 order. Opponents of the ruling advocated changes that could adversely impact the Company’s business plans. MSV also sought certain corrections and relaxations of technical standards that would further enhance the commercial viability of the next generation integrated satellite-terrestrial network. The FCC issued an order on reconsideration of the February 2003 order in February 2005. The FCC granted some of the corrections and relaxations of technical standards MSV has advocated and has rejected the requests for changes advocated by opponents of the FCC’s February 2003 order. One party has filed a petition for reconsideration of the February 2005 order asking the FCC to adopt certain restrictions on the technical standards for ATC.

In November 2003, MSV applied for authority to operate ATC in conjunction with the current and next generation satellites of MSV and MSV Canada. The FCC’s International Bureau granted this authorization, in part, in November 2004 and deferred certain issues to the FCC’s rule-making proceeding, which was resolved in February 2005. One opponent of MSV’s application has asked the FCC to review MSV’s ATC authorization. This challenge is pending. MSV has also filed an application to modify its ATC authorization. Only one party has filed comments in opposition to this application. This application is pending. MSV also received authorization to construct, launch, and operate two satellites from the FCC. In addition to a petition for clarification filed by MSV, one party has filed a petition for reconsideration of MSV’s FCC satellite authorization for its North American satellite. This challenge is pending. MSV Canada has also received authorization from Industry Canada to construct, launch, and operate a satellite. Pursuant to the existing satellite licenses, MSV and MSV Canada must meet certain milestone dates for two North American satellites. In January 2006, MSV entered into a contract with Boeing to construct three satellites, one of which was designated to fulfill a South American authorization held by MSV, and the other two as required by the FCC and Industry Canada milestone requirements for the North American satellite authorizations. The FCC has ruled that MSV is compliant with this milestone requirement. One party has challenged this finding. This challenge is pending. Industry Canada has ruled that MSV Canada has met its first milestone with regard to design specifications. In May 2006, MSV surrendered its South American satellite authorization. In connection with the surrender of the license, MSV anticipates it will forfeit the $2.25 million remaining balance on the performance bond associated with that authorization. This resulted in a write-off of $2.25 million of the restricted cash balance in June 2006, which is included in next generation expenditures in the accompanying condensed consolidated statements of operations.

There can be no assurance that, following the conclusion of the rule-making and the other legal challenges, the Company will have authority to operate a commercially viable next generation integrated satellite-terrestrial network.

10. Discontinued Operations

In February 2002, MSV established TerreStar, as a wholly owned subsidiary, to develop business opportunities related to the planned receipt of certain licenses in the S-band. An affiliate of BCE holds the approval in principle issued by Industry Canada for an S-Band space station authorization and related spectrum licenses for the provision of MSS in the S-band as well as an authorization from the FCC for the provision of MSS in the S-band. These authorizations are subject to FCC and Industry Canada milestones relating to construction, launch, and operational date of the system. The affiliate of BCE plans to transfer the Canadian authorization to an entity that is eligible to hold the Canadian authorization and in which TerreStar and/or the affiliate of BCE will have an interest, subject to obtaining the necessary Canadian regulatory approvals.

On May 11, 2005, holders of MSV’s limited partnership units exchanged previously distributed rights to acquire all of the shares of TerreStar owned by MSV. As a result of this transaction the operating results of TerreStar are classified as discontinued operations in the accompanying condensed consolidated financial statements. In connection with the MSV Exchange Transactions, the Company allocated $128.7 million of the purchase price to the ownership interest in TerreStar that SkyTerra held prior to the MSV Exchange Transactions. Subsequent to the MSV Exchange Transactions, the Company’s investment in TerreStar is accounted for under the cost method.

In connection with the distribution of the equity interests in TerreStar to MSV’s limited partners, MSV entered into a management services agreement whereby it agreed to provide TerreStar with certain management-related services and other services incident thereto, including, but not limited to, assistance with general management activities, the provision of personnel, as needed, to carry out such general management activities and access to our respective facilities and services related thereto. MSV also entered into a license agreement whereby TerreStar was granted a license to use some of MSV’s intellectual property for its S-band services. Amounts paid by TerreStar under these agreements are reflected as management fee from TerreStar Networks on the accompanying condensed consolidated statements of operations. Also, in connection with the TerreStar distribution, MSV’s employees retained their options to acquire shares of TerreStar common stock which continue to vest in accordance with the terms of such options. As a result of a change in control in the ownership of TerreStar, which occurred in September 2006, all outstanding options became fully vested. Continued employment with MSV will be deemed continued employment with TerreStar for purposes of exercising such options.

11. Subsequent Events

On October 6, 2006, the Company entered into an agreement to acquire from BCE all the equity interests in the wholly-owned subsidiary of BCE through which it owns 20% of the limited partnership interests of MSV and its common stock of MSV GP, in exchange for 21,393,355 shares of the Company’s non-voting common stock, which will be exchangeable for a like number of shares of the Company’s voting common stock upon the disposition of any such shares. Pursuant to the exchange agreement between the Company and BCE, this acquisition is expected to close on or before January 5, 2007 and will result in the Company owning 72% of MSV on a fully diluted basis (assuming that Motient has not yet exchanged any of its retained interests in MSV) and 100% of MSV GP.

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

Overview

Through MSV and its Canadian subsidiary Mobile Satellite Ventures Corp. (“MSV Corp.”), we are developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. Using an all-IP, open architecture, we believe our network will provide significant advantages over existing wireless networks. Such potential advantages include higher data speeds, lower costs per bit and flexibility to support a range of custom IP applications and services. Our current business plan envisions a “carrier’s carrier” wholesale model whereby our strategic partners and other wholesale customers can use our network to provide differentiated broadband services to their subscribers. We believe our planned open network, in contrast to legacy networks currently operated by incumbent providers, will allow distribution and other strategic partners to have open network access and create a wide variety of custom applications and services for consumers.

We currently offer a range of mobile satellite services (“MSS”) using two geostationary satellites that support the delivery of data, voice, fax and dispatch radio services. We are licensed by the United States and Canadian governments to operate in the L-band spectrum which we have coordinated for our use. We currently have coordinated approximately 30 MHz of spectrum throughout the United States and Canada. In operating our next generation integrated satellite-terrestrial network, we plan to allocate the use of spectrum between satellite and terrestrial service. Our spectrum footprint covers a total population of nearly 330 million. Our spectrum occupies a portion of the L-band and is positioned between the frequencies used today by terrestrial wireless providers in the United States and Canada. We were the first MSS provider to receive a license to operate an ancillary terrestrial component (“ATC”) network from the FCC. We were a major proponent of the FCC’s February 2003 and February 2005 ATC and ATC Reconsideration Orders, both of which were adopted on a bipartisan, 5-0 basis. These ATC licenses permit the use of our L-band satellite frequencies in the operation of an advanced, integrated network capable of providing wireless broadband on a fixed, portable and fully mobile basis.

Current Business

We currently provide switched and packet data service to approximately 30,000 units in service through a retail sales channel that includes a direct sales force, dealers and resellers. Many of these users are federal, state and local agencies involved in public safety and security that depend on our system for redundant and ubiquitous wireless services during daily operations and in the case of emergencies.

In addition to offering managed services to our core direct customer base, we also sell bulk capacity on a wholesale basis to service provider partners for special purpose networks. We provide service to approximately 170,000 more units in service through these indirect channels. A majority of these indirect users access our network for fleet management and asset tracking services through companies including Geologic Solutions, Inc., Wireless Matrix Corporation, Transcore Holdings, Inc. and SkyBitz, Inc.

We provide service in the United States and Canada using two nearly identical satellites. The first satellite is located at 101° WL. The second satellite, formerly owned by an affiliate of BCE and now owned by MSV Canada, is located at 106.5° WL.

Company Structure

We conduct our business primarily through MSV and MSV Corp. Our intellectual property is predominantly held by our wholly-owned subsidiary, ATC Technologies, LLC. We have access to a Canadian L-band license held by MSV Canada, a corporation in which we hold combined direct and indirect ownership interests of 46.7%, through a capacity lease and other contractual rights. Our United States L-band spectrum license and satellite authorization, as well as the FCC licenses related to use, in the United States, of the Canadian licensed frequencies held by MSV Canada are held by a wholly-owned subsidiary, Mobile Satellite Ventures Subsidiary LLC.

MSV also wholly-owns MSV International, LLC for the purpose of pursuing business opportunities related to South America, along with two other wholly-owned subsidiaries organized for the purpose of pursuing future international and domestic business opportunities, which have no material current activity.

MSV Exchange Transactions

On May 6, 2006, we entered into agreements with certain other partners in MSV and the former minority stakeholders in our MSV Investors subsidiary that, upon closing, resulted in the consolidation of majority ownership and control of MSV and MSV GP, MSV’s general partner, by us, as well as our owning all of the equity interests in MSV Investors. At the initial closing, which occurred on September 25, 2006, we issued an aggregate of 39,596,432 shares of our voting and non-voting common stock to a wholly owned subsidiary of Motient, other limited partners in MSV and the former minority stakeholders in MSV Investors in exchange for approximately 14.2 million limited partnership interests of MSV, all of the common stock of MSV GP and equity interests in MSV Investors held by these parties, resulting in us owning 52% of MSV on a fully diluted basis and 78% of MSV GP. Pursuant to the terms of these transactions, Motient agreed to use its commercially reasonable efforts to distribute 25,478,273 shares of our common stock that it received to its common stockholders as soon as practicable following the initial closing. Prior to such distribution by Motient, these shares are non-voting.

Motient also has the right to exchange, until September 25, 2011, its remaining 17% ownership interest of MSV on a fully diluted basis for 18,855,144 shares of our non-voting common stock, which will be exchangeable for a like number of shares of our voting common stock upon the disposition of any such shares. If we have a change of control, as defined in the agreement with Motient, we have the right to require Motient to complete such exchange. If Motient has not exchanged these MSV interests prior to September 25, 2011 and we have not had a change of control following which we exercise our right, such interests shall be exchanged for shares of our non-voting common stock at an exchange ratio reflecting the fair market value of such interests and our common stock on May 6, 2021. Following our acquisition of Motient’s remaining stake in MSV, we will own approximately 70% of MSV on a fully diluted basis and 78% of MSV GP.

On October 6, 2006, we also entered into an agreement to acquire the limited partnership interests of MSV and all of the common stock of MSV GP held by a wholly-owned subsidiary of BCE in exchange for 21,393,355 shares of our non-voting common stock, which will be exchangeable for a like number of shares of our voting common stock upon the disposition of any such shares. This acquisition is expected to close on or before January 5, 2006 and will result in our owning 72% of MSV on a fully diluted basis (assuming that Motient has not yet exchanged any of its retained interests in MSV) and 100% of MSV GP.

We may acquire additional limited partnership interests of MSV if we negotiate and enter into exchange transactions with MSV option holders or any other limited partners in MSV, although no assurances can be given in this regard.

A group of related stockholders of Motient have recently filed a lawsuit against Motient and certain other defendants in the District Court of Travis County, Texas, seeking to enjoin the MSV Exchange Transactions and to rescind the exchange agreement between SkyTerra and Motient on grounds alleging, among other things, that Motient’s entry into the exchange agreement and Motient’s consummation of the MSV Exchange Transactions violate the Investment Company Act of 1940. The resolution of any of these claims in favor of this group of stockholders of Motient could negatively affect our ability to consummate subsequent exchanges and future distributions contemplated by the MSV Exchange Transactions or, to the extent consummated to date, lead to the rescission of such transactions. Motient has advised us that it intends to vigorously fight these claims and that it believes that these claims are without merit.

Notwithstanding the legal form of the MSV Exchange Transactions, the MSV Exchange Transactions have been accounted for as a reverse acquisition under the purchase method of accounting due to, among other things, the relative voting rights of the MSV and SkyTerra shareholder groups in the combined company after the MSV Exchange Transactions and the expected composition of senior management of the combined company. Accordingly, MSV has been considered the accounting acquirer for financial reporting purposes. As such, our historical financial statements prior to September 25, 2006 are the historical financial statements of MSV. The consolidated financial statements of MSV have been retroactively restated to reflect the recapitalization of MSV with the 39,596,432 shares of our common stock issued to MSV equity holders in the MSV Exchange Transactions.

TerreStar

In February 2002, MSV established TerreStar as a wholly-owned subsidiary to develop business opportunities related to the proposed receipt of certain licenses in the S-band. On May 11, 2005, MSV distributed all of the outstanding shares of common stock of TerreStar to its limited partners. The distribution was recorded at book value. Subsequent to the spin-off, as MSV no longer had an ownership interest in TerreStar, the results of TerreStar from its inception through May 11, 2005 are presented as discontinued operations. In connection with the distribution of the equity interests in TerreStar to MSV’s limited partners, MSV entered into a management services agreement whereby it agreed to provide TerreStar with certain management-related services and other services incident thereto, including, but not limited to, assistance with general management activities, the provision of personnel, as needed, to carry out such general management activities and access to our respective facilities and services related thereto. MSV also entered into a license agreement whereby we granted TerreStar a license to use some of its intellectual property for its S-band services. Also, in connection with the TerreStar distribution, MSV’s employees retained their options to acquire shares of TerreStar common stock which continue to vest in accordance with the terms of such options. As a result of a change in control in the ownership of TerreStar, which occurred in September 2006, all outstanding options became fully vested. Continued employment with MSV will be deemed continued employment with TerreStar for purposes of exercising such options.

In connection with the MSV Exchange Transactions, we allocated $128.7 million of the purchase price to our ownership interest in TerreStar. Subsequent to the MSV Exchange Transactions, we account for our investment in TerreStar under the cost method.

Results of Operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Revenues

Revenues for the three months ended September 30, 2006 increased to $9.2 million from $7.9 million for the three months ended September 30, 2005, an increase of $1.3 million, or 17%. This increase was attributable to an increase in equipment sales of $1.5 million resulting from the completion and availability of our new mobile satellite terminals (G2) in March, 2006, offset by a decrease in service revenue of $0.2 million.

Operating Expenses

Satellite Operations and Cost of Services

Satellite operations costs and cost of services include expenses related to the operation of our satellite wireless network including personnel related expenses, facility costs, the cost of new product development, relating to our current MSS business, and the cost of equipment sold. Operations costs for the three months ended September 30, 2006 were $4.8 million compared to $4.5 million for the three months ended September 30, 2005, an increase of $0.3 million or 6%. This increase was the result of a $1.1 million increase for cost of equipment sold, due to an increase in equipment sales, offset by a $0.8 million decrease in development fees for our new mobile satellite terminal (G2).

Next Generation Expenditures

Next generation expenditures relate to the development and deployment of a next generation integrated satellite-terrestrial network. Next generation expenses increased $1.8 million or 35% to $7.0 million for the three months ended September 30, 2006 from $5.2 million for the three months ended September 30, 2005. During the three months ended September 30, 2006, employee related expenses increased by $0.7 million. Equity-based compensation expense increased $0.6 million due to the accelerated vesting of certain MSV options as a result of the “change of control” resulting from the closing of the MSV Exchange Transactions in September 2006. In addition, we recognized $0.6 million of equity-based compensation expense relating to the TerreStar change of control in September 2006. An additional $0.6 million of equity-based compensation expense relates to new grants in 2006. Legal and regulatory expenses increased $0.5 million due to increases in regulatory and lobbying fees, and patent costs increased by $0.3 million. These increases were offset by a decrease in research and development project expenses of $1.5 million.

Sales and Marketing

Sales and marketing costs include the cost of advertising, marketing and promotion. Sales and marketing costs increased $0.2 million or 33% from $0.6 million for the three months ended September 30, 2005 to $0.8 million for the three months ended September 30, 2006, primarily due to an increase in marketing expenses.

General and Administrative Expense

General and administrative expense includes finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions, excluding the costs related to development and deployment of the next generation integrated satellite-terrestrial network. General and administrative expenses for the three months ended September 30, 2006 were $3.4 million compared to $3.3 million for the three months ended September 30, 2005, an increase of $0.1 million, or 5%. Increases in general expenses of $0.4 million were offset by $0.3 million decrease in equity-based compensation expense due to an executive option modification in the three months ended September 30, 2005.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of our intangible assets. Depreciation and amortization expense for the three months ended September 30, 2006 was $2.3 million compared to $3.8 million in the three months ended September 30, 2005, a decrease of $1.4 million as a result of certain assets being fully depreciated in the three months ended September 30, 2006.

Other Income and Expenses

Interest Expense

Interest expense is comprised of the interest paid on our note payable and amortization of the discount and debt issuance costs on our senior secured discount notes. Interest expense for the three months ended September 30, 2006 increased to $14.0 million from $30,000 for the three months ended September 30, 2005, which was primarily the result of discount amortization for the issuance of senior secured discount notes on March 30, 2006 and amortization of the related deferred financing costs. We expect that our interest expense will continue to increase in 2006 and thereafter, based on the amortization of the discount on our senior secured discount notes.

Interest Income

Interest income relates to interest we earn on cash, cash equivalents, restricted cash and short-term investments. Interest income for the three months ended September 30, 2006 increased to $6.6 million from $1.0 million for the three months ended September 30, 2005, an increase of $5.6 million. This increase was due to interest earned on funds received from issuing senior secured discount notes in March 2006.

Management Fee from TerreStar

In connection with the distribution of MSV’s equity interests in TerreStar to its limited partners, MSV entered into a Management Services & Shared Facilities Agreement, whereby MSV and TerreStar agreed to provide each other with certain management-related services and other services incident thereto, including, but not limited to, shared intellectual property development, assistance with general management activities, the provision of personnel, as needed, to carry out such general management activities as well as access to our respective facilities and services related thereto. The agreement may be terminated by either party with respect to any service upon 60 days written notice to the other party. The party receiving any services is obligated to reimburse the providing party for all costs of any services provided, including the portion of employee time associated with the services. For the three months ended September 30, 2006, we recognized $0.2 million of income related to services provided to TerreStar under this agreement as compared to $1.8 million of income for the three months ended September 30, 2005. In May 2006, MSV discontinued providing general management services to TerreStar but continues to recognize income for shared intellectual property development provided to TerreStar.

Income Taxes

MSV Canada is taxed as a corporation in Canada, and as such, is subject to Canadian entity-level tax and provincial capital taxes. During the three months ended September 30, 2006, we recorded a provision of $0.5 million for income tax attributable to MSV Canada, net of operating losses carried forward. During the three months ended September 30, 2005, all taxable income attributable to MSV Canada was offset by net operating loss carry forwards, and accordingly no tax provision was recorded.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Revenues

Revenues for the nine months ended September 30, 2006 increased to $26.7 million from $22.5 million for the nine months ended September 30, 2005, an increase of $4.2 million, or 19%, due to an increase in equipment sales of $4.4 million resulting from the completion and availability of our new G2 terminal, which was offset by $0.2 million decrease in service revenue.

Operating Expenses

Satellite Operations and Cost of Services

Operations costs for the nine months ended September 30, 2006 were $15.8 million compared to $12.0 million for the nine months ended September 30, 2005, an increase of $3.8 million or 31%. This increase was primarily the result of a $3.7 million increase for cost of equipment sold, due to an increase in equipment sales. Employee related expenses increased $1.3 million. Facility and general expenses increased by $0.4 million primarily due to our increased rent expense for our expanded headquarters in Reston. Development fees for our new G2 terminal decreased by $0.9 million, offset by an increase of $0.3 million for small equipment purchases. In April 2006, MSV entered into a new contract for telemetry, tracking and control with a related party, Telesat, which resulted in a $1.2 million reduction of related expenses for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, offsetting the increase described above.

Next Generation Expenditures

Next generation expenditures relate to the development and deployment of a next generation integrated satellite-terrestrial network. Next generation expenses increased $4.0 million or 29% to $17.8 million for the nine months ended September 30, 2006 from $13.8 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, employee related expenses increased by $1.7 million primarily due to the addition of sixteen new employees. Legal and regulatory expenses increased $3.2 million of which $2.3 million relates to the write-off of our performance bond with the FCC as a result of the relinquishment of our satellite license for the orbital location covering South America. Patent costs increased by $1.1 million, and network operations increased by $0.2 million. Equity-based compensation expense increased $0.8 million due to increased staffing and $0.3 million due to the accelerated vesting of certain MSV options as a result of the “change of control” resulting from the closing of the MSV Exchange Transactions in September 2006. These increases were offset by a reduction of research and development expenses by $3.4 million.

Sales and Marketing

Sales and marketing costs increased $0.3 million or 19% from $1.8 million for the nine months ended September 30, 2005 to $2.1 million for the nine months ended September 30, 2006. Marketing expenses increased by $0.4 million which was offset by decreases of $0.1 million in sales costs.

General and Administrative Expense

General and administrative expenses for the nine months ended September 30, 2006 were $13.3 million compared to $12.3 million for the nine months ended September 30, 2005, an increase of $1.0 million, or 9%. Employee related expenses increased by $0.4 million due to increased recruiting expenses and the addition of three new employees. Consulting and professional fees increased by $0.2 million due primarily to increased audit and tax related fees. Equity-based compensation expense increased by $0.7 million due to increased staffing and the acceleration of certain MSV options a result of the “change of control” resulting from the closing of the MSV Exchange Transactions in September 2006. Offsetting these increases was a $0.3 million reduction of legal expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2006 was $9.5 million compared to $12.1 million in the nine months ended September 30, 2005, a decrease of $2.6 million as a result of certain assets being fully depreciated in the nine months ending September 30, 2006.

Other Income and Expenses

Interest Expense

Interest expense for the nine months ended September 30, 2006 increased to $29.3 million from $0.1 million for the nine months ended September 30, 2005, which was primarily the result of discount amortization for the issuance of senior secured discount notes on March 30, 2006 and the amortization of the related deferred financing costs. We expect that our interest expense will continue to increase in 2006 and thereafter.

Interest Income

Interest income for the nine months ended September 30, 2006 increased to $14.2 million from $2.4 million for the nine months ended September 30, 2005, an increase of $11.8 million. This increase was due to interest earned on funds received and invested after issuing the senior secured discount notes in March 2006.

Management Fee from TerreStar

For the nine months ended September 30, 2006, we recognized $1.3 million related to services provided to TerreStar as compared to $2.4 million for the nine months ended September 30, 2005. As TerreStar was not spun off until May 2005, we received a management fee only for May through September of 2005. In May 2006, MSV discontinued providing general management services to TerreStar but continues to recognize income for shared intellectual property development provided to TerreStar.

Income Taxes

MSV Canada is taxed as a corporation in Canada, and as such, is subject to Canadian entity-level tax and provisional capital taxes. During the nine months ended September 30, 2006, we recorded a provision of $0.5 million for income tax attributable to MSV Canada, net of operating losses carried forward. During the nine months ended September 30, 2005, all taxable income attributable to MSV Canada was offset by net operating loss carry forwards, and accordingly no tax provision was recorded.

Loss from Discontinued Operations

The results of operations of TerreStar, which was spun-off in May 2005 as described above, are reflected in loss from discontinued operations. Loss from discontinued operations was $9.6 million for the nine months ended September 30, 2005.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments and accounts receivable. Our primary cash needs will be for working capital, capital expenditures and debt service, and we believe that our existing cash resources will be sufficient to satisfy our anticipated cash requirements through at least the next 12 months. However, our ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We have financed our operations through the private placement of debt and equity securities and vendor financing. As of September 30, 2006, we had $485.4 million of cash, cash equivalents and short-term investments compared to $112.2 million at December 31, 2005, excluding restricted cash. The outstanding balance on MSV’s note payable to Telesat was $0.5 million on September 30, 2006 compared to $0.7 million at December 31, 2005. The outstanding balance of MSV’s Senior Secured Discount Notes was $466.9 million as of September 30, 2006.

We estimate that the total cost to develop and construct the two satellite components of our next generation integrated satellite-terrestrial network in the United States and Canada, including the costs of the satellites, their launch, launch insurance, and associated ground segment will be approximately $1.1 billion. This estimate does not include approximately $250 million to construct a spare satellite that would not be launched (“ground spare”) but is required by the terms of our FCC authorization. While our ATC authorizations currently contemplate the construction of a ground spare, we expect to apply to the FCC for a waiver of this requirement based on our proposal to use the two new North American satellites as in-orbit spares for each other, replicating the manner in which we operate today with our existing satellites.

In addition, we will require significant additional funds to construct the terrestrial component of our network, should we decide to pursue a top 50 market terrestrial footprint. We expect that each market could require between $20 million and $60 million to establish terrestrial coverage. We estimate that the total cost to deploy the terrestrial portion of the network could range between $500 million and $2.6 billion depending on the choice of air interface technology, the number of markets deployed, the scope of the terrestrial build within each market and the targeted service offering (limited mobile, portable or fully mobile).

Our plan for a South American satellite, for which we have also contracted with Boeing, may cause us to incur additional expenditures of approximately $540 million, depending upon how such a plan is pursued. In September

2006, we signed an amendment to our contract with Boeing in which we accelerated by approximately eight months the construction, launch and operations of the two North American satellites, and deferred the construction and launch schedule for a South American satellite (MSV-SA) to the third delivery position. As a result of this amendment, we were required to surrender our FCC authorization for MSV-SA to the FCC and forfeit the $2.25 million remaining balance on the performance bond associated with that authorization. To pursue construction and delivery of MSV-SA on the new schedule, we will be required to obtain a new FCC authorization for such satellite, which may not be granted.

The cost of building and deploying our next generation integrated satellite-terrestrial network could exceed these estimates. For example, if we elect to defer payments under our satellite construction contract and/or if we exercise certain options to buy additional satellites or other equipment or services, our costs for the satellite component of our network will increase, possibly significantly. The magnitude of the terrestrial wireless network capital requirement depends upon a number of factors including: choice of wireless technology; target applications (for more limited mobility to full mobility); the general pace of construction; and the efficiency of the business case in the initially deployed markets. We intend to manage the terrestrial wireless build-out to be as success-based as possible, thereby moderating capital requirements. However, we may not have control over each of these factors as our strategy involves working with various strategic and distribution partners who may have varying degrees of influence on these decisions in exchange for capital contributions and other commitments. In all scenarios, we will require significant additional capital, beyond our current resources.

We will need significant additional financing in the future. This additional financing may take the form of loans under a credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Debt or additional equity financing may not be available when needed on terms favorable to us or at all. Any debt financing we obtain may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. We may also be subject to significant interest expense under the terms of any debt we incur.

As a result of the amendment to the Boeing contract, there is a revised payment plan under such contract. We expect future maximum contractual payments under this contract, including all potential performance incentives and related interest payments on the incentives, not including options or full construction for MSV-SA, are as follows for the years ended December 31, (in thousands):

2006	$93,360
2007	267,270
2008	190,690
2009	73,140
2010	10,403
Thereafter	177,745

$812,608

Senior Secured Discount Notes

In March 2006, MSV issued Senior Secured Discount Notes, with an aggregate principal amount of $750.0 million at maturity, generating gross proceeds of $436.2 million. Interest on the notes will accrete from the issue date at a rate of 14.0% per annum, until they reach full principal amount at April 1, 2010 (the Senior Secured Discount Notes). All of MSV’s domestic subsidiaries, MSV Corp. and MSV Canada, a consolidated variable interest entity for which we are the primary beneficiary, jointly and severally guarantee the Senior Secured Discount Notes. Following April 1, 2010, interest will be payable semiannually in arrears in cash at a rate of 14% per annum, with the first such payment being due October 1, 2010. The Senior Secured Discount Notes will mature on April 1, 2013. MSV may redeem some or all of the Senior Secured Discount Notes anytime after April 1, 2010 at a redemption price starting at 107% of the accreted value of the Senior Secured Discount Notes and declining to par after April 1, 2012. In addition, at any time before April 1, 2009, MSV may redeem up to 35% of the aggregate principal amount at maturity of the Senior Secured Discount Notes with the net proceeds of certain equity offerings at a redemption price equal to 114.0% of the accreted value of the Senior Secured Discount Notes plus interest, if any, if at least 65% of the originally issued aggregate principal amount of the Senior Secured Discount Notes remain outstanding. At any time before April 1, 2010, MSV may redeem all or a portion of the Senior Secured Discount Notes on one or more occasions at a redemption price equal to 100% of the accreted value plus a premium computed using a discount rate equal to the rate on United States Treasury securities maturing on or about April 1, 2010 plus 50 basis points. Upon the occurrence of certain change of control events, each holder of Senior Secured Discount Notes may require MSV to repurchase all or a portion of its Senior Secured Discount Notes at a price of 101% of the accreted value, plus, after April 1, 2010, accrued interest. The Senior Secured Discount Notes are secured by substantially all of MSV’s assets and rank equally in right of payment with MSV’s note payable.

The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of its corporate activities, including its ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. MSV may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided we maintain a leverage ratio of 6.0 to 1.0. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Secured Discount Notes as of September 30, 2006.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), a revision of SFAS No. 123. SFAS No. 123(R) requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the prospective transition method, as we had previously used the minimum-value method for disclosure only purposes. Accordingly, we record equity-based compensation expense for all awards granted and modified after January 1, 2006 under the provisions of SFAS No. 123(R). Before January 1, 2006 we accounted for equity-based awards using the intrinsic value method as allowed by Accounting Principles Board Opinion No. 25. We will continue to recognize equity-based compensation expense for all awards granted to employees prior to January 1, 2006 that were unvested on January 1, 2006 based on their intrinsic value on the grant date. For all options granted or modified after January 1, 2006, we will recognize compensation expense based on their fair value. We estimated fair value using the Black-Scholes pricing model, and assumed a weighted average volatility of 47.9% for the nine months ended September 30, 2006, based on our analysis of comparable public companies, including those that hold limited partner interests in MSV. In addition, we recognize equity-based compensation expense for options granted by TerreStar, which was a wholly-owned subsidiary when the options were granted. During the nine months ended September 30, 2006 we recognized equity-based compensation expense of $2.4 million for grants of TerreStar options. Of this amount $1.3 million related to the accelerated vesting that was triggered upon a change of control of TerreStar, which occurred in September 2006. Included in the $2.4 million of equity-based compensation for TerreStar options was $1.3 million due to the consolidation of ownership described above, as a result of accelerated vesting of these options due to a change of control.

As we adopted SFAS No. 123(R) using the prospective method, there is no impact to our financial position as of December 31, 2005 or September 30, 2006. As of September 30, 2006, the total equity-based compensation expense related to non-vested unit options not yet recognized was $9.0 million, which we expect to recognize over the weighted average period of approximately 2.4 years, based on the current vesting schedule. We expect to recognize equity-based compensation expense of $1.0 million during the remainder of 2006, although the ultimate impact may change depending on the occurrence of future events and levels of equity-based awards in the future.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007. We are currently assessing the impact, if any, of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement of SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 1, 2008. We are currently assessing the impact, if any, of SFAS 157 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The United States dollar is the functional currency for our consolidated financials. The functional currency of our existing Canadian subsidiary and two Canadian joint ventures is the Canadian dollar. The financial statements of these entities are translated to United States dollars using period-end rates for assets and liabilities, and the weighted-average rate for the period for all expenses and revenues. During the normal course of operating our current business, we are exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the Canadian dollar and the Euro. To reduce the impact of these risks on our earnings and to increase the predictability of cash flows, we use natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk. When natural offsets are not sufficient, from time to time, we enter into certain derivative contracts to buy and sell foreign currencies. Our foreign currency management policy prohibits speculative trading and allows for hedges to be entered into only when a future foreign currency requirement is identified. These contracts generally have durations of less than one year. We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives other than hedges reflected as current-period income (loss) unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity and then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. As of September 30, 2006 we held hedge contracts that totaled approximately $1.3 million, all of which were ineffective. We recognized a gain of approximately $0.1 million during the nine months ended September 30, 2006, related to ineffective hedges.

Interest Rate Risk

Changes in interest rates affect the fair value of our fixed rate debt. The fair value of MSV’s Senior Secured Discount Notes at September 30, 2006 was approximately $465.0 million. Based on balances outstanding at September 30, 2006, a 1% increase or decrease in interest rates, assuming similar terms and similar assessment of risk by our lenders, would change the estimated market value, or the estimated price at which the Senior Secured Discount Notes would trade, by approximately $25.8 million and $26.7 million, respectively, at September 30, 2006. We do not have cash flow exposure to changing interest rates on our Senior Secured Discount Notes because the interest rate for these securities is fixed. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of changes in market interest rates on the Senior Secured Discount Notes may differ significantly from the impact shown in this sensitivity analysis.

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

Changes in Internal Control Over Financial Reporting

As the closing of the MSV Exchange Transactions occurred five days before the end of the third quarter, our management has not yet completed its final evaluation of the effectiveness of MSV’s internal control over financial reporting. However, once this evaluation is complete, we expect to integrate MSV’s and our internal controls over financial reporting. We will disclose all material changes resulting from this integration in our future quarterly and annual reports. Other than as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In evaluating our common stock, you should carefully consider, in connection with other information in this report, the risks described in “Item 1A. Risk Factors,” of our Annual Report on Form 10-K. The risks and uncertainties described therein are not the only ones we and our principal business, MSV, face. Additional risks and uncertainties not presently known to us may also impair our operations and business, and in particular MSV. If neither we nor MSV successfully address any of these risks, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline. We cannot assure you that either we or MSV will successfully address these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders for the year ended December 31, 2005 was held on July 25, 2006. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities and Exchange Act of 1934. The Company’s stockholders voted on the following proposal with the following results:

The common stockholders and preferred stockholders, voting as a single class with the preferred stockholders entitled to only 975,000 votes, elected Andrew D. Africk to the Board of Directors for a one-year term.

	For	Withheld
Common Stock	5,734,262	2,438,548
Preferred Stock	975,000	0

Total	6,709,262	2,438,548

The common stockholders and preferred stockholders, voting as a single class with the preferred stockholders entitled to only 975,000 votes, elected Jeffrey M. Killeen to the Board of Directors for a one-year term.

	For	Withheld
Common Stock	5,812,760	2,360,050
Preferred Stock	975,000	0

Total	6,787,760	2,360,050

The common stockholders and preferred stockholders, voting as a single class with the preferred stockholders entitled to only 975,000 votes, elected William F. Stasior to the Board of Directors for a one-year term.

	For	Withheld
Common Stock	5,822,051	2,350,759
Preferred Stock	975,000	0

Total	6,797,051	2,350,759

The common stockholders and preferred stockholders, voting as a single class with the preferred stockholders entitled to only 975,000 votes, elected Aaron J. Stone to the Board of Directors for a one-year term.

	For	Withheld
Common Stock	5,735,405	2,437,405
Preferred Stock	975,000	0

Total	6,710,405	2,437,405

The common stockholders and preferred stockholders, voting as a single class with the preferred stockholders entitled to only 975,000 votes, elected Michael D. Weiner to the Board of Directors for a one-year term.

	For	Withheld
Common Stock	5,735,525	2,437,285
Preferred Stock	975,000	0

Total	6,710,525	2,437,285

The 2006 Equity and Incentive Plan was approved by the common stockholders and preferred stockholders, voting as a single class with the preferred stockholder entitled to only 975,000 votes.

	For	Against	Abstain	Broker Non-Votes
Common Stock	3,249,498	2,500,810	40,822	2,382,068
Preferred Stock	975,000	0	0	0

Total	4,224,498	2,500,810	40,822	2,382,068

The appointment of Ernst &Young LLP as the independent registered public accounting firm of the Company for the year ended December 31, 2006 was ratified by the common stockholders and preferred stockholders, voting as a single class with the preferred stockholder entitled to only 975,000 votes.

	For	Against	Abstain	Broker Non-Votes
Common Stock	8,165,034	5,151	2,625	388
Preferred Stock	975,000	0	0	0

Total	9,140,034	5,151	2,625	388

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

Date: November 9, 2006	By:	/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

Date: November 9, 2006	By:	/s/ CRAIG J. KAUFMANN
Craig J. Kaufmann
Controller and Treasurer
(Principal Accounting Officer)