Form 10-K
period 2006-12-31
SKYTERRA COMMUNICATIONS INC
filed 2007-03-16
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the fiscal year ended December 31, 2006, or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the transition period from              to

Commission file number 000-13865

SKYTERRA COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2368845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10802 Parkridge Boulevard Reston, VA 20191	20191
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 390-1899

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

Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, as of June 30, 2006, was $113,353,994. No shares of non-voting voting common stock were held by non-affiliates of the registrant as of June 30, 2006.

As of March 9, 2007, 33,819,318 shares of our voting common stock and 68,592,958 shares of our non-voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement intended to be filed by Registrant with the Commission prior to April 30, 2007 are incorporated by reference into Part III of this Report.

PART I

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Actual results may differ from those reflected in these statements, and the differences could be substantial. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The factors set forth below under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

Item 1.	Business

In this Form 10-K, unless otherwise stated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and similar references refer to SkyTerra Communications, Inc. and its directly or indirectly owned subsidiaries, including Mobile Satellite Ventures LP, or MSV, and its subsidiaries. In addition, and unless otherwise stated or the context otherwise requires, references in this Form 10-K to “our satellites”, “our spectrum”, “our authorizations”, “our network” and similar references refer to the satellites, spectrum, authorizations and networks of MSV and Mobile Satellite Ventures (Canada) Inc., or MSV Canada.

Overview

We operate our business through our subsidiary, MSV, a company with a ten year operating history of providing mobile digital voice and data communications services via satellite in North America. We have two satellites in service, with approximately 200,000 units generating approximately $35 million in annual revenue and a customer base served thru both direct and indirect sales channels consisting of federal, state and local government agencies, fleet management providers, maritime, and bulk capacity customers. We are licensed by the United States and Canadian governments to operate in the L-band spectrum. We currently have coordinated approximately 30 MHz of spectrum throughout the United States and Canada.

In addition to our existing mobile satellite services (“MSS”) business, we have contracted with Boeing Satellite Services Inc. (“Boeing”) for the design and construction of our next generation satellites, MSV-1 and MSV-2, the first of which is expected to be launched in 2009. The development of our next generation satellites is a part of our plans for the development of an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. Using an all-IP, open architecture, we believe our network will provide significant advantages over existing wireless networks. Such potential advantages include higher data speeds, lower costs per bit and flexibility to support a range of custom IP applications and services. Our current business plan envisions a “carrier’s carrier” wholesale model whereby our strategic partners and other wholesale customers can use our network to provide differentiated broadband services to their subscribers. We believe our planned open network, in contrast to legacy networks currently operated by incumbent providers, will allow distribution and other strategic partners to have open network access and create a wide variety of custom applications and services for consumers. We plan to support our next generation network with our intellectual property, which is predominantly held by our wholly-owned subsidiary, ATC Technologies LLC.

We have access to a Canadian L-band license held by MSV Canada, a corporation in which MSV holds combined direct and indirect ownership interests of 46.7%, through a capacity lease and other contractual rights. Our United States L-band spectrum license and satellite authorization, as well as the FCC licenses related to use in the United States of the Canadian licensed frequencies held by MSV Canada are held by a wholly-owned subsidiary, Mobile Satellite Ventures Subsidiary LLC. We also wholly-own three subsidiaries organized for the purpose of pursuing future international and domestic business opportunities, which have no material current activity.

We currently offer a range of MSS using two geostationary satellites that support the delivery of data, voice, fax and dispatch radio services. Approximately 35% of our revenue for the year ended December 31, 2006 was attributable to bulk satellite capacity sales while the rest was generated by managed services which include retail voice (17%), circuit switched (11%), dispatch (7%) and packet data (7%). Wireless Matrix Corporation accounted for 8.1% of our revenues in 2006. No other customer accounted for more than 10% of our revenues in 2006. In operating our next generation integrated satellite-terrestrial network, we plan to allocate the use of our spectrum between satellite and terrestrial service. Our spectrum footprint covers a total population of nearly 330 million. Our spectrum occupies a portion of the L-band and is positioned between the frequencies used today by terrestrial wireless providers in the United States and Canada. We were the first MSS provider to receive a license to operate an ATC network from the FCC. We were a major proponent of the FCC’s February 2003 and February 2005 ATC and ATC Reconsideration Orders, both of which were adopted on a unanimous, bi-partisan, 5-0 basis. These ATC licenses permit the use of our L-band satellite frequencies in the operation of an advanced, integrated network capable of providing wireless broadband on a fixed, portable and fully mobile basis.

Over the course of the past twelve months, we have consummated a series of transactions in which we acquired additional interests in MSV from its other limited partners in exchange for shares of our non-voting and/or voting common stock, resulting in us currently owning, through MSV Investors, LLC, or MSV Investors, 95% of the outstanding limited partnership interests of MSV and 100% of Mobile Satellite Ventures GP, or MSV GP, MSV’s general partner:

•

On September 25, 2006, we acquired an additional 14.2 million limited partnership interests of MSV and 2,072.78 shares of the common stock of MSV GP, from Motient Corporation, or Motient, and other limited partners of MSV, resulting in our owning 52% of MSV on a fully diluted basis and 78% of MSV GP. As a result of the MSV Exchange Transactions in September 2006, MSV was treated as the accounting acquirer of SkyTerra. Accordingly, the historical financial statements of the Company prior to September 25, 2006 are the historical financial statements of MSV.

•

On January 5, 2007, we also acquired from BCE Inc., or BCE, all the equity interests in TMI Delaware Limited Partnership, or TMI Delaware, the wholly-owned subsidiary of BCE through which it owns its interest in MSV, resulting in our owning 72% of MSV on a fully diluted basis and 100% of MSV GP.

•

On February 12, 2007, Motient exercised its option to acquire 14,407,343 shares of our non-voting common stock, in exchange for delivery to us of an additional 5,108,986.88 limited partnership interests in MSV, increasing our stake in MSV to 95% on an undiluted basis and 88% on a fully diluted basis. See “—The Exchange Transactions.”

In addition, we own approximately 12% of TerreStar Networks, Inc., or TerreStar, or 10.2% on a fully diluted basis, which is also pursuing plans to develop, build and operate a next generation satellite system complemented by an ATC in the 2 GHz band or “S-band,” in addition to 13.1 % of its affiliate TerreStar Networks Global Ltd., or 11.3% on a fully diluted basis, which is pursuing international opportunities for TerreStar.

Historically, we have operated our business through a group of complementary companies in the telecommunications industry. These companies have historically included: (i) MSV, (ii) Hughes Network Systems, LLC, or HNS, a leading developer, manufacturer, installer and provider of advanced satellite based networking solutions and services for businesses, governments and consumers worldwide; (iii) Electronic System

Products, Inc., formerly a product development and engineering services firm which is currently focusing on maximizing the license revenues from its intellectual property portfolio and (iv) AfriHUB, LLC, an early stage company that provides a limited amount of satellite based Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian-based universities while it actively pursues opportunities to provide technical training in the Nigerian market. On February 21, 2006, we completed the distribution (the “Distribution”), of all of the common stock of Hughes Communications, Inc., or Hughes, formerly a wholly-owned subsidiary, which held our interests in Hughes Network Systems, LLC, Electronic System Products and AfriHUB, among other things, to our security holders.

Mobile Satellite Ventures

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

We provide service in North America using two nearly identical satellites. The first satellite is located at 101° WL. The second satellite, formerly owned by an affiliate of BCE and now owned by MSV Canada, is located at 106.5° WL.

Primary Markets and Distribution Strategy

We offer services to a number of vertical markets in North America. Additionally, we currently have resellers in Mexico and Colombia. Our penetration has been highest in markets where terrestrial wireless infrastructure is cost-prohibitive or non-existent, where point-to-multipoint services such as voice dispatch are essential for ongoing operations, or where network availability is a critical requirement for service. In addition to distributing select retail services through a dealer network, we sell satellite capacity primarily on a wholesale basis to service providers, resellers, and private communication networks to address the maximum number of markets with its portfolio of services.

Satellite Telephony and Dispatch Services

We market satellite telephony services directly through dealers in the United States and on a wholesale basis in the United States and Canada. The basic service is two-way circuit switched voice, facsimile and data at up to 4.8 kb/s. A range of satellite handset configurations is available to address the particular communications needs of select markets. User equipment can be installed on trucks, ships, and airplanes or at a fixed location. Users can use the phones for standard voice communication, including value added services such as call forwarding, call waiting, and conference calling, as well as for file transfers, faxes and e-mail.

In addition to circuit switched service, we were a leader in the development of satellite-delivered “dispatch” service. Dispatch service provides the wide-area equivalent of push-to-talk two-way radio service among users in customer defined groups. Each user can belong to as many as 15 groups, and each group can have up to 10,000 members. Group members can operate anywhere in the United States and Canadian coverage area. Dispatch service facilitates team-based group operations and is highly suited for emergency communications.

Circuit switched users are charged both fixed access and variable usage fees. Dispatch users pay a fixed access fee for virtually unlimited usage; however, the fee varies with the coverage available. Monthly bills for satellite voice users range from $25 for certain public safety and emergency applications to over $100 for high volume users.

Bulk Satellite Capacity

We provide wholesale satellite capacity to customers who implement their own networks. These customers typically purchase channels of specified bandwidth and power. The channels are dedicated to the customer once purchased and paid for, and are not subject to other sale, or to preemption except for emergency purposes as provided in our authorizations from the FCC and Industry Canada.

Packet Data Services

While circuit switched service requires establishment of a dedicated connection for every new data transaction, packet data services provide the capability to transmit data in an “always-on” fashion. Common applications include fleet and load management, credit card verification, e-mail, vehicle position reporting, mobile computing, and data message broadcasting. This service is distributed through a reseller channel.

Equipment and Supplier Relationships

We recently began offering for sale a new mobile transceiver for use with our Satellite Telephony and Dispatch Service manufactured by HNS. This new device will also provide an integrated GPS capability. For the Packet Data services, we use terminal equipment from EMS Technologies. The EMS PDT-100 is an integrated vehicle mounted antenna and transceiver unit that is used with a variety of user interface devices.

Our system terminates calls from its telephony services via both the AT&T and Sprint networks in the United States and via Bell Canada in Canada.

Competition

Our current products and services compete with a number of communications services, including existing satellite services offered by Iridium, Globalstar LLC and Inmarsat PLC, terrestrial air-to-ground services, and terrestrial land-mobile and fixed services and may compete with new technologies in the future.

Inmarsat’s primary offerings consist of maritime voice, facsimile and data services. The Inmarsat system has per minute charges higher than those charged by us for comparable service. While less powerful than our next generation system architecture under construction, Inmarsat’s next generation of satellites, Inmarsat-4, are more powerful than our current operating business. One of Inmarsat’s next generation satellites is currently in orbit over North America and is used to provide Inmarsat’s new Broadband Global Area Network service in addition to traditional Inmarsat services.

Iridium and Globalstar provide voice, data, and paging services via constellations of LEO satellites that cover the globe. The Iridium and Globalstar systems are more complex and expensive than our satellite network and offer some advantages over our voice services such as smaller handheld telephones, global coverage, and in certain circumstances, reduced transmission delay. However, neither company currently offers a commercial satellite dispatch service.

Intellectual Property

As an integral part of the process of conceiving, designing, and developing our next generation integrated network, we have prepared and filed over 100 patent applications representing over 4,000 claims related to the commercialization and development of a satellite terrestrial integrated network. The applications have been filed in both the United States and in several key countries abroad. It is our belief that a next generation integrated network cannot effectively and efficiently be implemented on a commercially viable basis without the benefits of our patent portfolio. We are committed to vigorously enforcing and defending the rights afforded to us through our patents.

In addition to the patents that we own and the patent applications we have filed, we currently, and expect to continue to, incorporate licensed patents and unpatented technology and software into our existing and planned networks. Certain agreements between us and third parties, such as Boeing, include provisions pursuant to which we have or will receive a non exclusive license to developments including, among other things, technology and related software created by such third parties for use in our existing and planned networks. We expect to enter into additional agreements in the normal course and with strategic partners that will include licenses to third party intellectual property as we develop our next generation integrated network. We believe our intellectual property rights and license are sufficient in scope and duration for the operation of our business.

MSV’s Strategy

Through MSV and MSV Canada we plan to develop, build and operate a next generation satellite system complemented by an ATC. Such a system would combine some of the advantages of satellite systems and of terrestrial wireless systems. While satellite systems can provide communications where it is difficult or impossible to provide communications coverage via terrestrial base stations, such as rural areas, such systems are susceptible to signal blockage in urban areas and inside buildings. By contrast, terrestrial systems do not serve significant remote areas, but function well in urban areas because of their ground network. We intend to operate a satellite system with an ATC, enabling it to reach rural areas via satellite and function in urban settings and indoors through the terrestrial component.

Incorporation of an ATC into our service offering will require significant planning and capital. Our development plan will require compliance with the parameters set forth by the FCC rulings, as described below. In addition, development plans will entail, at a minimum, finalizing technical specifications for satellites, handsets and signal repeater equipment and selecting manufacturers for these components, other than the satellites for which we have selected and contracted with Boeing Satellite Systems, Inc., or Boeing, as manufacturer. Moreover, other manufacturing, supply, launch and installation contracts will need to be negotiated and executed, and final development of network protocols and software will need to be completed.

Build out of an ATC enhanced network will require installation of a ground network in any given metropolitan area to enable in-building signal penetration. Because of the time and expense required to acquire and incorporate these components, we anticipate that an ATC will be phased in over time in various metropolitan areas. The FCC also requires geostationary orbit satellite systems like ours to maintain a spare satellite on the ground within one year of commencing ATC operations.

FCC’s ATC Orders and Approval of MSV’s Application

On February 10, 2003, the FCC released an order, or the February 2003 ATC Order, which greatly expanded the scope of our business by permitting the incorporation of an ATC into our mobile satellite network. In the February 2003 ATC Order, the FCC determined that it would serve the public interest to permit MSS providers to incorporate an ATC into their satellite systems in three frequency bands: Big LEO (where Globalstar and Iridium operate), L-band (where we and Inmarsat operate) and S-band (where ICO and TMI Communications and Company, Limited Partnership, or TMI Communications are licensed). Specifically, the February 2003 ATC Order allows MSS operators to seek authority to integrate an ATC into their satellite networks for the purpose of enhancing their ability to offer high-quality, affordable mobile services on land, in the air and over oceans without using any additional spectrum resources beyond spectrum already allocated and authorized by the FCC for MSS in these bands.

The FCC’s authorization of an ATC for these MSS bands was subject to conditions that are designed to ensure the integrity of the underlying MSS offering and to prevent these services from becoming stand-alone terrestrial offerings. Specifically, to include an ATC in their satellite systems, the FCC required that we and other MSS operators:

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

Accordingly, under the February 2003 ATC Order, our ATC operations or ATC operations of other MSS providers were not permitted until we or such licensee, as applicable, has filed an application with the FCC demonstrating compliance with these requirements. Once the FCC approves such an application, terrestrial operations may commence. In November 2003, we submitted our application.

In November 2004, the FCC granted our application to operate an ATC in the L-band, subject to certain conditions, or the November 2004 Application Approval. The authorization was the first license for ATC operation granted by the FCC, allowing us to offer an ATC with its commercial service. In addition, the FCC approved several of our waiver requests, providing us more flexibility with respect to operating an ATC than previously provided in the February 2003 ATC Order. However, the FCC deferred ruling on certain of our other waiver requests until it acted on certain other pending petitions related to the February 2003 ATC Order. The FCC’s order was subject to reconsideration and included various limitations and conditions necessary for the implementation of an ATC operation. Inmarsat has asked the FCC to review the November 2004 Application Approval. This challenge is pending.

In February 2005, the FCC released its new rules for the deployment and operation by us of an ATC for our service, which provided us with substantial additional flexibility in our system implementation, or the February 2005 Order. This additional flexibility provided by the FCC’s decision is expected to allow us to offer users affordable and reliable voice service from virtually anywhere in the United States. In addition, we expect to be able to offer a cost effective high-speed data communications service in the United States and Canada through our integrated satellite/terrestrial service system.

The FCC’s February 2005 Order rejected arguments that would have limited ATC flexibility. Instead, the FCC reaffirmed the fundamental underpinnings of the February 2003 ATC Order and removed many constraints that would have limited the spectral efficiency and communications efficacy of an ATC. The FCC’s decision recognized the essential nature of an ATC in providing spectral efficiency to MSS users in populous areas, and that it can do so at an insignificant cost of interference potential to other systems. Inmarsat has filed a petition for reconsideration of the February 2005 order asking the FCC to adopt certain restrictions on the technical standards adopted for ATC. This challenge is pending.

In November 2005, we filed an application to modify our ATC license to reflect the revised rules governing ATC adopted in the FCC’s February 2005 Order. Among other things, we requested authority to deploy an ATC based on Time Division Duplex, or TDD, technology. Inmarsat has opposed this application. This application is pending.

Terrestrial wireless providers strenuously opposed the FCC’s proposal to grant ATC, claiming, among other things, that the spectrum held by the MSS licensees is worth billions of dollars if authorized for exclusive terrestrial wireless use and, therefore, should be auctioned. Many of these same terrestrial wireless providers filed court challenges to the February 2003 ATC Order, which were later withdrawn. Inmarsat which offers mobile satellite service in the U.S. using the L-band spectrum, vigorously opposed the grant of ATC in the L-band – claiming it would cause unacceptable interference to its satellites. However, Inmarsat reconsidered its position now that ATC has been authorized and has announced that it will seek approval to incorporate an ATC into its satellite service in the United States, which could further increase competition in the provision of satellite services incorporating an ATC.

In January 2006, we announced that we had entered into a contract with Boeing for the construction and delivery of its next generation L-band satellites. These satellites are expected to be among the most powerful commercial satellites ever built and, if successfully launched, to form an integral part of the advanced commercial telecommunications network being developed by us. The network will be based on our patented ATC technology.

The contract provides for the delivery of MSV-1 and MSV-2, which will replace and expand upon the current MSAT satellite system operated by MSV and MSV Canada. Like the MSAT satellites, the MSV-1 and MSV-2 satellites will cover Canada, the United States, including Alaska, Hawaii, Puerto Rico, the Virgin Islands, and the Caribbean Basin, as well as Mexico. The spacecraft will also be equipped with a qualified digital channelizer that maximizes spectrum allocation. With the constellation of MSV-1 and MSV-2, Boeing will provide the technology that will enable us to offer our customers advanced mobile services using small, handheld terminals interoperable with terrestrial terminals. The satellites are expected to be launched beginning in 2009 and 2010. We have received authorization to construct, launch, and operate the MSV-1 satellite from the FCC. In addition to a petition for clarification that we filed, one party has filed a petition for reconsideration of the FCC’s decision to authorize MSV-1. This challenge is pending. The FCC has ruled that we are compliant with its initial milestone requirement for MSV-1. Inmarsat has challenged this finding. This challenge is pending. In June 2006, we surrendered our FCC authorization for a satellite that was planned to provide service to South America.

As a result of the FCC’s authorizations, our value has significantly increased; however, even with ATC authority, our ability to succeed is subject to significant risks and uncertainties, including our ability to raise the capital necessary for the implementation of a satellite system including an ATC or to identify and reach an agreement with one or more strategic partners. Additional risks include our ability to attract and retain customers, as well as increased potential competition from other satellite and wireless service providers.

TerreStar Networks, Inc.

TerreStar was established as a wholly-owned subsidiary of MSV in February 2002 to develop business opportunities related to the proposed receipt of certain licenses in the 2 GHz band, or “S-band.” TMI Communications, a subsidiary of BCE, holds the approval issued by Industry Canada for a 2 GHz space station authorization and related spectrum licenses for the provision of MSS in the 2 GHz band, as well as an authorization from the FCC for the provision of MSS in the 2 GHz band. In November 2001, TMI Communications agreed to transfer its Industry Canada authorization to an entity that is eligible under Canadian law to hold that authorization and in which TerreStar and/or TMI Communications will have an interest, subject to obtaining the necessary Canadian regulatory approvals. TMI Communications also agreed that at TerreStar’s election, TMI Communications will transfer the 2 GHz assets to the entity described above, subject to any necessary Canadian and United States regulatory approvals. In December 2002, TMI Communications and TerreStar jointly applied to the FCC for authority to transfer TMI Communications’ FCC authorization to TerreStar.

TMI Communications’ United States and Canadian authorizations are subject to FCC and Industry Canada milestones relating to the construction, launch, and operational date of the system. In order to satisfy the milestone requirements included within TMI Communications’ authorizations, TerreStar and TMI

Communications entered into an agreement in which TerreStar agreed to enter into a non-contingent satellite procurement contract for the construction and delivery to TMI Communications of a satellite that is consistent with the Canadian and FCC authorizations. In August 2002, Industry Canada advised TMI Communications that this arrangement met the requirement that TMI Communications demonstrate that it is bound to a contractual agreement for the construction of a 2 GHz satellite. However, certain wireless carriers in the United States had urged the FCC to cancel TMI Communications’ MSS Authorization on the basis that it had not met a corresponding FCC requirement. A similar group also filed a petition in January 2003 asking the FCC to dismiss the application to transfer TMI Communications’ MSS Authorization to TerreStar. In February 2003, the FCC adopted an order canceling TMI Communications’ MSS Authorization due to an alleged failure to enter into a noncontingent satellite construction contract before the specified first milestone date.

In June 2004, the FCC agreed to waive aspects of the first milestone requirement applicable to TMI Communications’ MSS Authorization and, therefore, reinstated that authorization, along with the application to transfer TMI Communications’ MSS Authorization to TerreStar. The FCC also modified the milestone schedule applicable to TMI Communications’ MSS Authorization. TMI Communications has certified to the FCC its compliance with the second and third milestone under its MSS Authorization. The FCC is currently reviewing that certification for compliance with the requirements. The application to transfer TMI Communications’ MSS Authorization to TerreStar is still pending before the FCC.

In December 2004, MSV issued rights, or the TerreStar Rights, to receive all of the shares of common stock of TerreStar, then a wholly-owned subsidiary of MSV, to the limited partners of MSV, including MSV Investors, pro rata in accordance with each limited partner’s percentage ownership. The TerreStar Rights were to automatically be exchanged for shares of TerreStar common stock on May 20, 2005. In connection with the distribution of the TerreStar Rights, TerreStar issued warrants to purchase shares of its common stock representing 3% of the outstanding equity for an exercise price of $0.21 per share to certain of the other MSV Investors. These warrants were exercised in March 2005. On May 11, 2005, the TerreStar Rights were exchanged for shares of TerreStar common stock in connection with the sale by TerreStar of $200.0 million of its common stock to Motient at a purchase price of $24.42 per share (the “TerreStar Private Placement”), increasing Motient’s ownership of TerreStar to approximately 61% on an undiluted basis. Following these transactions, MSV Investors owned 5,303,315 shares of TerreStar common stock, or approximately 13% of TerreStar on an undiluted basis or 11% on a fully diluted basis.

In connection with the TerreStar Private Placement, the minority shareholders of TerreStar, including MSV Investors, TMI and the other investors, entered into certain agreements with TerreStar and Motient providing MSV Investors (and the other minority shareholders) with certain protections, including tag along rights, pre-emptive rights and representation on the TerreStar Board of Directors. In addition, the TerreStar shares held by the minority shareholders, including MSV Investors, under certain conditions, may be subject to drag along rights of Motient. In connection with the TerreStar Private Placement, MSV licensed TerreStar certain intellectual property and agreed to provide TerreStar with certain services.

The FCC released two public notices on June 29, 2005, the first announcing its intent to give ICO Satellite Services, or ICO, and TMI Communications 13 1/3 MHz of spectrum in the 2 GHz band and the second presenting three possibilities for the allocation of the remaining spectrum. These options included allocating the spectrum to ICO and TMI Communications, offering it to new MSS licensees, or reallocating it for a different use. Inmarsat, Globalstar, and numerous other parties lobbied against allocating the spectrum to ICO and TMI Communications. On December 9, 2005, the FCC issued two orders related to the 2 GHz band, the first of which modified the spectrum reservations of TMI Communications and ICO such that each is assigned a total of 20 MHz of spectrum, increasing TMI Communications’ spectrum from 13 1/3 MHz. The second order, filed in conjunction with the first order, dismissed a Petition for Declaratory Ruling submitted by Inmarsat. The availability of 20 MHz is expected to allow TMI Communications/TerraStar to better compete against existing wireless providers while affording them the ability to support next generation interfaces such as WiMax. The December 9, 2005 order reflects the FCC’s determination of how to best allocate the 24 MHz of spectrum in the

2 GHz band surrendered by Iridium, Celsat, and Boeing earlier in 2005. The FCC determined that it was in the best interest of the public to give ICO and TMI Communications the spectrum. While the orders were effective upon their release, petitions for reconsideration were filed by each of Globalstar and Inmarsat prior to a January 8, 2006 deadline. In addition, Globalstar has pending a Petition for Reconsideration of the FCC’s decision denying its Application for Review of the decision of the FCC’s International Bureau revoking its license for 2 GHz MSS spectrum for failing to satisfy the FCC’s milestone requirements. If Globalstar’s license is reinstated or the FCC grants the petitions for reconsideration of the December 9, 2005 order filed by Globalstar and Inmarsat, the amount of 2 GHz MSS spectrum licensed to ICO and TMI Communications will likely be reduced below 20 MHz.

For additional information on MSV refer to the consolidated financial statements and related notes thereto of MSV included in Item 15 of this Form 10-K. We were incorporated in Delaware in 1985 as International Cogeneration Corporation.

The Exchange Transactions

MSV Exchange Transactions

On May 6, 2006, we entered into definitive agreements with certain other partners in MSV and the minority stakeholders in MSV Investors that, upon closing, resulted in our owning the majority of MSV and controlling MSV GP, as well as our owning all of the equity interests in MSV Investors. At the initial closing, which occurred on September 25, 2006, we issued an aggregate of 39,596,432 shares of our voting and non-voting common stock to a wholly-owned subsidiary of Motient, other partners in MSV and the minority stakeholders in MSV Investors in exchange for approximately 14.2 million limited partnership interests of MSV, all of the common stock of MSV GP and all of the equity interests in MSV Investors held by these parties, resulting in us owning 52% of MSV on a fully diluted basis and 78% of MSV GP immediately thereafter. Pursuant to the terms of these transactions, Motient has agreed to use commercially reasonable efforts to take all steps necessary to distribute 25,478,273 shares of our common stock that it received to its common stockholders as soon as practicable following the initial closing. Prior to such distribution by Motient, these shares will be non-voting.Motient also has the right to exchange, until September 25, 2011, its remaining 6.7 million limited partnership interests of MSV for 18,855,144 shares of our non-voting common stock, which will be exchangeable for a like number of shares of our voting common stock upon the transfer in a sale by Motient in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of our voting common stock.

On September 1, 2006, we agreed to allow Motient to distribute to BCE a portion of the shares of our non-voting common stock that it received in the initial closing in the event that BCE exchanges its shares of TerreStar common stock for shares of Motient common stock. To the extent that at the time of the distribution Motient and BCE have executed an agreement to exchange such shares of TerreStar for shares of Motient common stock, but such exchange has not been consummated, Motient will withhold from the distribution to Motient’s common stockholders the number of shares of our non-voting stock sufficient to fulfill its agreement with BCE. Any shares of our common stock received by BCE pursuant to such arrangement will remain non-voting. On February 12, 2007, Motient exercised this option to acquire 14,407,343 shares of our non-voting common stock, in exchange for delivery to us of an additional 5,108,986.88 limited partnership interests in MSV. Subsequently, as a result of Motient’s exercise of its option on February 12, 2007, we increased our ownership of MSV to 88% on a fully diluted basis and 95% on an undiluted basis. If Motient has not exchanged its remaining MSV interests prior to September 25, 2011, we have the right to require such interests to be exchanged for shares of our non-voting common stock at an exchange ratio reflecting the fair market value of such interests and our common stock on May 6, 2021.

BCE Exchange Transaction

On January 5, 2007, we completed the acquisition from BCE of all the equity interests in TMI Delaware, the wholly-owned subsidiary of BCE through which it owned its interests in MSV and MSV GP, in exchange for

21,393,355 shares of our non-voting common stock, which are exchangeable for a like number of shares of our voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of our voting common stock. In addition, in accordance with the terms of the BCE Exchange Transaction, in exchange for 1,140,390 shares of our non-voting common stock, we acquired an additional 404,393.96 limited partnership interests of MSV that BCE acquired from BCE or its subsidiary’s employees who were current or former directors of MSV and/or MSV Canada who exercised options to purchase limited partnership interests of MSV. These shares of our non-voting common stock are also exchangeable for a like number of shares of our voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of our voting common stock.

Substantially concurrently with the BCE Exchange Transaction, we issued approximately 175,000 shares of our common stock to Winchester Development LLC, a Delaware limited liability company beneficially owned by a former director of MSV. Such shares were issued in exchange for approximately $400,000 in cash and approximately 50,000 limited partnership interests of MSV, obtained by the individual upon the exercise of outstanding options and subsequently transferred to Winchester Development LLC. This transaction, together with the BCE Exchange Transaction, resulted in our owning 73% of MSV on a fully diluted basis and 100% of MSV GP. Subsequently, as a result of Motient’s exercise of its option on February 12, 2007, we increased our ownership of MSV to 95% or 88% on a fully diluted basis. We may acquire additional limited partnership interests of MSV if we negotiate and enter into exchange transactions with MSV option holders and/or any other holders of limited partnership interests of MSV. For a more detailed discussion, see “—MSV Exchange Transactions.”

TerreStar Exchange Transactions

On May 8, 2006, Motient announced that it had executed agreements with affiliates of Columbia Capital and Spectrum Equity Investors pursuant to which on September 25, 2006, Motient issued 2.7 million shares of its common stock in exchange for 1.5 million shares of TerreStar common stock held by these parties and issued an additional 1.4 million shares of its common stock in exchange for 0.8 million shares of TerreStar common stock held by other TerreStar stockholders who exercised their right to “tag” along with these exchange agreements, resulting in Motient owning 61% of TerreStar on a fully diluted basis. In connection with these transactions, prior to the initial closing of the MSV Exchange Transactions, MSV Investors distributed the shares of TerreStar common stock that it held to its members. These parties had the right to exchange their TerreStar common stock for Motient common stock provided they met certain notice obligations prior to October 11, 2006 and all of the former holders of MSV Investors, other than us, participated in such exchange. We also had the right, but not the obligation, prior to October 11, 2006, to exchange our 4.2 million shares of TerreStar common stock for 7.5 million shares of Motient common stock, but we did not choose to participate in such exchange.

Employees

As of December 31, 2006, we and our consolidated subsidiaries had 132 employees. We believe our relationship with our employees is good, and none are represented by a union. Generally, our employees are retained on an at-will basis. We have entered into employment agreements, however, with certain of our key employees. Certain of our employees have non-competition agreements that prohibit them from competing with us for various periods following termination of their employment.

Government Regulation

Our mobile satellite communications business is subject to extensive government regulation in the United States and Canada. We are also subject to the securities laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally.

Overview

The operation of our satellite system and our development of a nationwide ATC network is subject in the United States to the rules and regulations of the FCC and, in Canada, to the rules and regulations of Industry Canada and, to a lesser extent, the Canadian Radio-television and Telecommunications Commission, or CRTC. The FCC acts under authority established by the Communications Act and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum. The FCC also ensures that communications devices comply with technical requirements for minimizing interference and human exposure to radio frequency emissions. Industry Canada acts pursuant to the Radiocommunication Act (Canada) and the Telecommunications Act (Canada). Industry Canada manages the use and allocation of radio spectrum in Canada through the issuance of radio and spectrum licenses. Our satellite system’s access to spectrum is in part also subject to treaty obligations of the United States and Canadian governments, including those contained in the International Radio Regulations of the International Telecommunication Union.

Beginning in January 2001, we filed the first ATC application and was a leader in the effort to demonstrate the public interest benefits of permitting substantial flexibility in the deployment and operation of ATC facilities. In 2003, the FCC in a bi-partisan, 5-0 decision adopted rules that permit us to provide broadband wireless service. We were then granted the first-ever ATC license in November 2004. In February 2005, the FCC followed its earlier decision with another 5-0 decision to further liberalize the technical and operational rules for ATC, enabling us to deploy a more competitive wireless broadband service. The Canadian government has adopted a similarly flexible regime for the provision of an integrated satellite terrestrial service.

Authority to Operate ATC in the United States

In February 2003, the FCC adopted a unanimous ATC Order, giving MSS operators broad authority to use their assigned spectrum to operate an ancillary terrestrial component and providing MSS operators with ability to deploy cell sites using the same spectrum authorized for satellite operations, in our case approximately 30 MHz of spectrum. In February 2005, the FCC, on another unanimous vote, adopted its ATC Reconsideration Order, which substantially relaxed the technical restrictions for ATC in the L-band. These decisions establish a set of preconditions (sometimes called “gating criteria”) and technical requirements for ATC operations, as well as an application process for an ATC license. With the February 2005 order, we believe we have achieved a number of substantial, material improvements to the rules for ATC operations and as such we believe we have gained the opportunity to deploy an ATC network with technical parameters substantially similar to those in other wireless bands, including the PCS spectrum band. The February 2005 order also gave us the opportunity to apply for certain additional flexibilities not permitted in some other wireless bands including the ability to pursue a TDD ATC configuration.

Inmarsat has asked the FCC to reconsider the ATC Reconsideration Order and requested the FCC to tighten the technical restrictions on L-band ATC base stations, further define the coordination obligations of L-band operators deploying ATC base stations, and limit the number of ATC terminals that can transmit simultaneously in the 1626.5-1645.5 and 1646.5-1660.5 MHz band. We have opposed Inmarsat’s requests.

L-band Coordination

The spectrum we use for communication between user terminals and our satellites is known as the “L-band.” Our existing satellite system is authorized to operate its service links in a portion of two 33 MHz wide bands known as the MSS L-band. The specific allocation is 1525-1544 and 1545-1559 MHz for space-to-Earth transmissions and 1626.5-1645.5 and 1646.5-1660.5 MHz for Earth-to-space transmissions. The spectrum is allocated both internationally and domestically for MSS.

We share L-band spectrum internationally with several other MSS systems, pursuant to the radio regulations of the ITU. Since our system became operational in 1996, spectrum access has been governed by a multilateral five-administration agreement referred to as the “Mexico City MoU” and by bilateral agreements. The Mexico

City MoU agreement provides for yearly spectrum sharing agreements, or SSAs, among the five systems that operate in North America: MSV, MSV Canada, Inmarsat, and, to a lesser extent, Russian and Mexican systems. In addition, a new Japanese system operates with some overlap with our satellites, requiring limited ongoing coordination.

Spectrum availability, particularly in the L-band, is a function of not only how much spectrum is assigned to us by the FCC, but also the extent to which the same L-band frequencies are used by our and other satellite systems in the North American region, and the manner of such use. All spectrum use is required to be coordinated with other parties that are providing, or plan to provide, mobile satellite based communications in the same geographical region using the same spectrum.

The process established by the Mexico City MoU has failed to produce a new SSA since the end of 1999. In the absence of a new SSA, we and other system operators must operate current and next generation satellites on a non-harmful interference basis and pursuant to our FCC and Industry Canada authorizations consistent with the 1999 SSA. In the proceedings pending before the FCC in which Inmarsat is seeking authority to provide service in the United States with its new satellites, Inmarsat has claimed that the absence of a new SSA means it can operate on frequencies MSV and MSV Canada loaned to Inmarsat in 1999 and 2003 but subsequently recalled. We expect the FCC to resolve this issue in acting on the pending applications to use Inmarsat’s new satellites in the United States. Industry Canada is also determining how to best address this issue through its regulatory process.

Under the 1999 SSA, spectrum is divided among the five L-band operators. In some cases, the spectrum assigned to the five operators is in broadband, contiguous frequency segments; in other cases, the spectrum is in narrow and non-contiguous frequency segments. As part of this assignment framework, MSV and MSV Canada have sufficient spectrum to deploy a variety of broadband wireless air interfaces including Wi-MAX, W-CDMA, CDMA EVDO and Flash-OFDM. If MSV and MSV Canada can coordinate access to wider and more contiguous frequency segments than the assignments that they currently have, we believe we will be able to further enhance and maximize our ability to deploy a system using high bandwidth standardized air interfaces for broadband services. To date, MSV and MSV Canada have been able to coordinate access to frequency segments sufficiently wide and contiguous to meet our broadband wireless system requirements, but additional coordination will enhance the contiguity of our spectrum. We believe it is unlikely that international coordination would result in a decrease of spectrum available to us. Other L-band MSS operators may have coordination goals that conflict with ours. While we believe we ultimately will achieve our coordination goals, there is no guarantee we will be able to do so.

Inmarsat currently operates satellites over North America that have not been coordinated with other L-band operators, including a new satellite that was launched in November 2005. MSV and MSV Canada are undertaking to reach a coordination agreement with Inmarsat with respect to these satellites, but have thus far been unsuccessful. MSV and MSV Canada have asked the FCC to refrain from authorizing Inmarsat’s new satellite for service in the United States until MSV and MSV Canada reach a coordination agreement with Inmarsat. The FCC has permitted Inmarsat to use its new satellite for existing and new services in the United States on a temporary, non-interference, and unprotected basis. Absent a coordination agreement covering these Inmarsat satellites, our operations may be subject to harmful interference. If Inmarsat is unable to reach a coordination agreement covering its satellites, its operations and services may be limited in scope given the FCC mandate.

Gating Criteria for ATC Operations

The gating criteria for ATC operations are intended to ensure that MSS spectrum continues to be used for satellite service. The primary requirements are:

•	continuous satellite coverage of all fifty states, Puerto Rico, and the United States Virgin Islands;

•	provision of a substantial commercial satellite service; and

•	an “integrated service” offering.

The requirement for an “integrated service offering” can be met by the licensee making available a single device that permits users to communicate both through the satellite system and through the terrestrial network. The FCC has also stated that uniform pricing of satellite and terrestrial service may satisfy the integration requirement.

The rules also require us to maintain a spare satellite on the ground within one year of commencing operations and to launch it into orbit during the next commercially reasonable launch window following a satellite failure. We have the option to procure such a satellite from Boeing.

The rules preclude the use of all spectrum by the terrestrial network if such use would be to the exclusion of any satellite service.

Technical Requirements

For each MSS band, the FCC has adopted specific technical requirements for ATC operations to prevent interference to other spectrum users. We believe that, as a practical matter, these requirements do not limit our network deployment or our ability to meet our business plans.

We have also agreed to comply with requirements on our user terminals and base stations that we negotiated with the Global Positioning Satellite (“GPS”) industry to provide additional protection to GPS receivers, beyond existing mandatory limits. Our compliance with these limits is a condition of our ATC license. All of our broadband wireless system designs take into account these requirements and specifications. We do not have reason to believe that they will materially limit our network deployment or our ability to achieve our business plan.

We believe that the technical requirements imposed in the L-band as a result of the 2005 ATC Reconsideration Order provide us with substantial flexibility to deploy a broadband, integrated wireless system. With the unanimous February 2005 order, we believe we have achieved a number of substantial, material improvements to the technical requirements for ATC operations and have gained the ability to deploy an ATC network that is substantially similar to networks deployed in other wireless bands, including the PCS band. We believe we have also achieved certain additional flexibility not available to licensees in some other wireless bands, including the opportunity to pursue a TDD or an FDD ATC configuration and the opportunity to pursue one of the multitude of state-of-the-art 3G and 4G wireless air interfaces.

Current ATC License

In November 2004, the FCC’s International Bureau granted one of our wholly-owned subsidiaries, Mobile Satellite Ventures Subsidiary LLC or MSV Sub, an ATC license. The Bureau granted us various waivers of, or variances from, the FCC’s rules, including authority to deploy ATC capable of supporting GSM, CDMA and WCDMA air interface protocols, to use a link-margin booster in conjunction with ATC terminals used with our current generation satellites, and to initiate ATC services without constructing a new satellite of the same design as the current generation in-orbit satellites to have as an on-ground spare.

The FCC permits ATC to be provided in the United States in conjunction with MSS satellites and spectrum that are licensed and coordinated by countries other than the United States, including by Canada. Our ATC license in the United States permits us to provide ATC using the satellite and spectrum that are licensed to us using United States and Canadian coordination assignments. Inmarsat has pending an Application for Review with the FCC of the Bureau’s decision granting our ATC license.

Pending ATC Modification Application

Because our current ATC license was granted prior to the ATC Reconsideration Order, it does not allow us to operate in accordance with the significantly relaxed technical restrictions adopted in the ATC Reconsideration Order. Accordingly, in November 2005, we filed an application to modify its ATC license to take advantage of these relaxed technical restrictions. Among other things, we are seeking authority to deploy ATC using a variety of additional air interfaces using the FDD and TDD protocols, other than GSM, CDMA and WCDMA as well as waivers of, or variances from, some of the Commission’s ATC rules. Inmarsat has opposed our modification application. Until our modification application is granted, we must operate in accordance with the technical restrictions in our current ATC license.

Additional Regulatory Approvals Required

Before we can provide ATC on a commercial basis, we must receive additional regulatory approvals, such as an FCC blanket license for our user terminals, FCC certification for our user terminals and base stations, local zoning approval for base stations, and certification from State Public Utility Commissions in some states. Similar additional regulatory approvals are required for commencement of service in most other wireless and satellite bands, and we believe that we should be able to fulfill the conditions required for such regulatory approvals. We will also need to coordinate the operation of certain of our base stations with Inmarsat, wireless operators, aeronautical telemetry stations, and SARSAT earth stations.

Satellite Operations

Our ATC operations are dependent on the continued operation of our satellite system, their integration with the satellite system, and the satellite system’s access to spectrum.

MSV Sub holds a license issued by the FCC to operate an L-band satellite, MSAT-2, at the nominal 101 º WL orbital location to provide MSS to the fifty states, Puerto Rico, the Virgin Islands, and United States coastal areas up to 200 miles. The FCC also permits United States licensed satellites such as MSAT-2 to provide service in foreign territories without obtaining additional approval from the FCC.

The license for MSAT-2 will expire in August 2010. We anticipate that the FCC will allow us to operate the satellite for its entire useful life. We also hold a number of earth station licenses to operate with MSAT-2 with varying expiration dates. We anticipate that these licenses will be renewed in due course.

L-band Service Links

The L-band satellite license allows us to operate our United States licensed satellite (MSAT-2) throughout a portion of the 1525-1544 and 1545-1559 MHz (space-to-Earth) and 1626.5-1645.5 and 1646.5-1660.5 MHz (Earth-to-space) band, up to at least 10 MHz x2 of United States coordinated spectrum. Our original license gave us access only to what is known as the upper L-band, but the FCC modified the license in 2002 to allow us to access spectrum in both the upper and lower L-bands. In this decision, the FCC also reduced the amount of United States coordinated L-band spectrum we could use on MSAT-2 from 14 MHz x2 to 10 MHz x2. We have pending a Petition for Clarification and Partial Reconsideration of this decision asking the FCC to allow us to use 14 MHz x2 of United States coordinated L-band spectrum. We have also asked the FCC to clarify that the spectrum coordinated by Industry Canada for MSV Canada will not be attributed to MSV Sub. The FCC has not imposed any limit on the amount of spectrum that can be used by MSV Canada or MSAT-1.

Feeder Links

Feeder links are the frequencies that connect the satellites to large gateway earth stations that are typically interconnected with public networks or, in the case of large users, with private networks. We are authorized to use Appendix 30B Ku-band frequencies for feeder links: 10.75-10.95 GHz and 11.2-11.45 GHz (downlink); and 12.75-13.25 GHz (uplink). We have submitted a modification application to revise the authorized technical parameters for MSV-1, including requesting authority to operate feeder link spot beams. This application is pending. Our ability to deploy gateways in the future using Appendix 30B Ku-band frequencies with our current or next generation satellites may be limited. The FCC has a policy of limiting the number of gateways that can operate using these frequencies to facilitate sharing with terrestrial users. Moreover, in December 2003, the FCC issued a proposal pertaining to coordination procedures between new fixed earth stations in the Appendix 30B

Ku-band and mobile Broadcast Auxiliary Services/Cable Television Relay Service (“BAS/CARS”) licensees that share the band. In this proceeding, the Society of Broadcast Engineers (“SBE”) has argued that it is not possible for an earth station using Appendix 30B Ku-band frequencies to protect mobile BAS/CARS operations in the band. As a solution, SBE proposed that the FCC restrict new earth stations using Appendix 30B Ku-band frequencies used for MSS systems to only areas outside 150 kilometers of the Top 100 TV markets. We have opposed SBE’s proposal. Moreover, at the World Radiocommunication Conference 2007 (WRC 2007), proposals will be considered to revise the Appendix 30B Ku-band assignments among ITU member nations. While we have submitted filings with the ITU for the feeder link frequencies for the next-generation satellites of MSV and MSV Canada, these proposals, if adopted, could potentially limit the ability of MSV and MSV Canada to use these frequencies. We are working with the United States and Canadian governments and within the ITU to ensure that our ability to use Appendix 30B Ku-band frequencies on the next-generation satellites will not be limited if these proposals are adopted.

TT&C

We also rely on access to certain frequencies to control satellite operation. We are authorized to operate using certain telemetry, transfer, and control (“TT&C”) frequencies in the standard Ku-band. SES Americom operates a satellite at the 101 º WL orbital location using standard Ku-band frequencies. We and SES have an agreement covering MSAT-2 that may require us to modify our operations or make certain payments to SES if our operations cause interference to those of SES. We do not anticipate any interference in the operations of MSAT-2 and those of SES.

101 º WL Replacement Satellite

MSV Sub holds a license issued by the FCC to operate an L-band satellite, MSV-1, on a common carrier basis at the nominal 101 º WL orbital location to replace MSAT-2. The satellite is licensed to use up to 10 MHz x2 of United States coordinated L-band spectrum for service links and 500 MHz x2 of Appendix 30B Ku-band frequencies for feeder links, subject to successful coordination. We must comply with the following remaining FCC milestones for this satellite:

•	complete critical design review (May 23, 2007);

•	begin construction of the satellite (May 23, 2008); and

•	launch and operate the satellite (May 23, 2010).

Similar milestone requirements apply to most FCC satellite licensees. We have submitted to the FCC its binding non-contingent construction contract for MSV-1. In April 2006, the FCC’s International Bureau found that we met this initial milestone for the MSV-1 satellite. In May 2006, Inmarsat asked the International Bureau to reconsider its decision and to declare the license for MSV-1 null and void. This challenge is pending. If the FCC concludes that we have failed to satisfy this or any other milestone set forth in our license, the FCC may declare the license for MSV-1 null and void.

We have submitted a modification application to revise the authorized technical parameters for MSV-1, which is pending. We will need to apply for and receive approval from the FCC to the extent we seek to further modify the satellite parameters from those that we provided in the granted FCC application for MSV-1. We plan to coordinate this satellite with other North American L-band operators.

EchoStar’s Challenges

In November 2003, EchoStar filed an application for 300 MHz of Appendix 30B Ku-band frequencies at 101 º WL that we had applied to use for feeder links for MSV-1. Under the FCC’s first-come, first serve licensing policies, we were first-in-line for 250 MHz of these frequencies and EchoStar was first-in-line for the remaining 50 MHz. In its application, EchoStar claimed that it could share these frequencies with us at 101 º WL. EchoStar’s application was subsequently dismissed in February 2004, after which we filed for the remaining

50 MHz for which we were not already first-in-line, thereby granting us first-in-line status for all 300 MHz of Appendix 30B Ku-band frequencies at 101 º WL that EchoStar had previously requested. EchoStar subsequently filed an application in February 2004 for the same 300 MHz, thereby giving it second-in-line status. Our February 2004 amendment was dismissed by the Bureau but then subsequently reinstated. After our application for MSV-1 was granted in May 2005, the Bureau denied EchoStar’s February 2004 second-in-line application as mutually exclusive with our license for MSV-1. EchoStar has sought reconsideration of this decision.

We have opposed the EchoStar challenges. However, if one or more of EchoStar’s challenges is successful, we may lose access to 50 MHz or 300 MHz of our 500 MHz of licensed ITU Appendix 30B Ku-band frequencies, or we may be required to share 300 MHz of these frequencies with EchoStar. Our ability to deploy and operate our proposed next generation integrated network may be adversely affected if we are required to relinquish frequencies to or share frequencies with EchoStar.

L-Band Satellite to Serve South America

One of MSV’s subsidiaries held a license issued by the FCC to operate an L-band satellite, MSV-SA, at the 63.5o WL orbital location to provide MSS on a common carrier basis to South America. This subsidiary has surrendered the license for the satellite.

Other General Regulatory Issues

Our operation of an integrated satellite and ATC system in the L-band is subject to certain regulations in the United States and Canada. We are regulated to varying degrees at the federal, state (provincial in Canada), and local levels in both the United States and Canada. Various legislative and regulatory proposals under consideration from time to time by the United States Congress, Canadian Parliament, the FCC and Industry Canada have in the past materially affected and may in the future materially affect the telecommunications industry in general, and our wireless business and that of potential customers in particular. The following is a summary of significant laws, regulations and policies affecting the operation of our business. In addition, many aspects of regulation at the federal, state and local level currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal, or adopt new laws and administrative regulations and policies.

We operate pursuant to various licenses granted by the FCC and Industry Canada. As a matter of general regulation by the FCC and Industry Canada, we are subject to, among other things, payment of regulatory fees and restrictions on the level of radio frequency emissions of our system’s satellites, user terminals, and base stations, just like other licensees. Any of these regulations may have an adverse impact on the conduct of our business.

Transfers of Control—FCC

The Communications Act and the FCC’s rules require us to maintain legal as well as actual control over the spectrum for which we are licensed. We need approval from the FCC prior to relinquishing legal or actual control of our spectrum. Traditionally, the FCC has determined whether a licensee retains actual control on a case-by-case basis by considering the following factors:

•	use of facilities and equipment;

•	control of daily operations;

•	control and execution of policy decisions, such as preparation and filing of applications with the Commission;

•	control of hiring, supervision, and dismissal of personnel;

•	control of payment of financial obligations, including expenses arising out of operation; and

•	receipt of monies and profits from the operations of the facilities.

Just like other licensees, our ability to enter into funding or partnering arrangements may be limited by the requirement that we maintain actual control of the spectrum for which we are licensed. If we are found to have relinquished actual control without approval from the FCC, we may be subject to fines, forfeitures, or revocation of our licenses.

Common Carrier Regulation by the FCC

The license for our MSV-1 satellite requires us to offer L-band satellite capacity on a common carrier basis. As such, we must offer service at just and reasonable rates on a first-come, first served basis, without any unjust or unreasonable discrimination, and we are subject to the FCC’s complaint processes. We have pending with the FCC an application to modify our license, for MSV-1 to be regulated on a private (non-common) carrier with respect to our satellite capacity on MSV-1. The FCC has granted a similar application we filed earlier to request private (non-common) carrier status with respect to MSAT-2.

We are regulated as a common carrier to the extent we provide service directly to end users for profit and for interconnection with the public switched telephone network. The FCC has forborne from applying numerous common carrier provisions of the Communications Act to wireless carriers. In particular, we are not subject to traditional public utility rate-of-return regulation and we are not required to file tariffs with the FCC.

Universal Service Fund—FCC

As a provider of interstate telecommunications services, and as is any other interstate telecommunications services provider, we are required to contribute to the FCC’s universal service fund, which supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. Under the FCC’s current rules, we are required to contribute a percentage of the end-user telecommunications revenues it derives from the retail sale of interstate telecommunications services. Currently excluded from a carrier’s universal service contribution base are end-user revenues derived from the sale of information and other non-telecommunications services and wholesale revenues derived from the sale of telecommunications. Current rules also do not require that we impute to our contribution base retail revenues derived when we uses our own transmission facilities to provide a service that includes both information service and telecommunications components. The FCC is currently conducting a proceeding which will reform the USF contribution methodology. There can be no assurances that the FCC will retain the exclusions described herein or its current policy regarding the scope of a carrier’s contribution base. We may also be required to contribute to state universal service programs.

Customer Proprietary Network Information (“CPNI”)

As is any other telecommunications services provider, we are subject to FCC regulations requiring us to protect CPNI. The FCC has recently begun to audit compliance with CPNI regulations. While we believe we are in compliance with these regulations, there can be no guarantee that the FCC will not conclude otherwise, in which case we could be subject to fines or other penalties. In addition, existing and contemplated CPNI rules could affect our ability and the ability of our potential customers to offer certain services via our next generation integrated network.

Communications Assistance for Law Enforcement Act (“CALEA”)

Where CALEA applies, we must ensure that United States law enforcement agencies can intercept certain communications transmitted over our networks as is required from any other telecommunications services provider. We also must ensure that law enforcement agencies are able to access certain call-identifying information relating to communications over our networks. We have entered into an agreement with the Federal Bureau of Investigation, Department of Justice, and Department of Homeland Security regarding United States law enforcement agency access to our network. We may need to modify this agreement for our next generation integrated network. There is no guarantee that we will be able to meet CALEA requirements and United States law enforcement agency demands without expense and impact on our network deployment plans. In addition, CALEA requirements could affect the ability of our potential customers to offer applications via our hybrid system. We are required to comply with similar lawful access rules in Canada as a condition of our authorizations from Industry Canada.

Foreign Ownership

The Communications Act restricts the foreign ownership of common carrier radio licenses, which includes our next generation L-band satellite, earth station, and ATC licenses: (1) the license may not be held by a corporation of which more than 20% of the capital stock is directly owned of record or voted by non-U.S. citizens or entities or their representatives and (2) the license may not be held by a corporation controlled by another corporation (“indirect ownership”) if more than 25% of the controlling corporation’s capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, if the FCC finds that the public interest would be served by the refusal or revocation of such licenses. With the implementation of the Basic Telecommunications Agreement, which was negotiated under the auspices of the World Trade Organization (“WTO”), the FCC presumes that indirect ownership interests in FCC licensees in excess of 25% by non-U.S. citizens or entities from WTO-member countries will serve the public interest. In a September 2006 decision, the FCC granted us authority to slightly exceed the 25% indirect foreign ownership limit. To comply with the amount of indirect foreign ownership approved by the FCC, we must monitor the extent to which our stock is owned or voted by non-U.S. citizens. The foreign ownership restrictions limit our ability to be owned by non-U.S. citizens absent prior FCC approval. Exceeding the amount of foreign ownership approved by the FCC in the September 2006 decision without securing prior approval from the FCC may subject us to fines, forfeitures, or revocation of our FCC licenses. We have recently filed a Petition for Declaratory Ruling with the FCC shortly which seeks approval for our current level of indirect foreign ownership.

Priority and Preemptive Access

Our operations in the L-band are required by the FCC and Industry Canada to be capable of providing priority and preemptive access for Aeronautical Mobile Satellite (Route) Service traffic in the upper L-band and for Global Maritime Distress and Safety Service traffic in the lower L-band. We currently anticipate we will be able to meet these requirements. If we are unable to meet these requirements, the FCC or Industry Canada could authorize and give priority spectrum access to one or more additional satellite systems in the L band that meet the specified requirements.

Enhanced 911 (“E911”) Service

The FCC is currently studying the feasibility of requiring MSS providers to offer E911, including the ability to automatically locate the position of all transmitting user terminals. We have not traditionally supported automatic location information with its current generation L-band satellite system. Further, like all commercial mobile wireless service providers, we will be required to offer E911 services on our terrestrial component. We are currently exploring the design and implementation of systems required supporting automatic location information with our current and next generation L-band system and ATC operations without adding to the cost of our mobile equipment or reconfiguring our communications ground segment software. Moreover, there can no be assurance that we can meet any E911 requirement for our next generation integrated network without cost or impact to our network deployment.

Rate Integration

The FCC enacted “rate integration” regulations pursuant to Section 254(g) of the Communications Act which requires that providers of interstate telecommunications services charge the same rates for these services in every state, including Puerto Rico and the United States Virgin Islands. We have opposed the imposition of this rate integration requirement on its mobile satellite services system, so that we may preserve the flexibility to charge more for service in areas covered by satellite beams that require more satellite power. The FCC has denied our request for a permanent exemption from its rate integration requirement, but has not yet ruled on MSV’s request for a temporary waiver of a year or more. The FCC has granted us an interim waiver from its rate integration requirement until its decision on our temporary waiver request. In July 2000, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC’s decision that the “rate integration” provision of the Communications Act applies to commercial mobile radio services providers. The FCC has not yet acted in response to the court’s ruling.

Regulatory Framework in Canada

Use of radio spectrum to provide wireless telecommunications services is subject to licensing by Industry Canada under the Radiocommunication Act (Canada). Under this legislation, Industry Canada is authorized to issue radio licenses, to plan the allocation and use of the radio spectrum and to perform other duties to ensure the orderly development and efficient operation of radiocommunication in Canada. With respect to spectrum licensing, Industry Canada has the authority to revoke a license for non-compliance with terms and conditions or failure to pay associated spectrum license fees. However, revocation is rare and licenses are usually renewed year to year upon payment of the applicable fee.

MSV Canada is authorized by Industry Canada to operate the MSAT-1 satellite at the 106.5 º WL orbital location for the purposes of providing MSS in Canada. The MSAT-1 satellite will remain in this orbital position until 2010, at which point in time it will be moved to the 107.3 º WL orbital position in accordance with an advance publication information filing that was submitted by Industry Canada with the ITU on April 23, 2004.

Spectrum is coordinated for the MSAT-1 satellite by Industry Canada pursuant to the Mexico City MOU and this coordination is subject to the same policies and procedures as described above for the MSAT-2 satellite.

Approval in Principle for MSV-2 Satellite

On April 5, 2005, Industry Canada issued an approval in principle to MSV Canada to operate the MSV-2 satellite at the 107.3 º WL orbital position. This approval in principle requires MSV Canada to meet three important milestones:

•	submission of final design specifications for the MSV-2 satellite for Industry Canada approval by December 15, 2006, which occurred on July 5, 2006;

•	signature of contracts for the construction and launch of the MSV-2 satellite by March 15, 2007 which occurred on February 22, 2007, subject to Industry Canada confirmation; and

•	placement of the MSV-2 satellite into its assigned orbital position by March 31, 2011.

We anticipate that MSV Canada will likely satisfy its remaining milestone requirement on or before the March 31, 2011 milestone deadline. MSV Canada’s approval in principle from Industry Canada also requires it to make fair and reasonable efforts to provide MSS to all regions of Canada and to provide public institution benefits in Canada reflecting 2% of its gross adjusted revenues from the lifetime operation of the satellite.

Authority to Operate ATC in Canada

In May 2004, the Canadian government adopted a policy allowing authorized MSS operators in the L-band, S-band, and Big LEO bands to provide ATC on a no-protection, non-interference basis. The Canadian ATC policy contains gating criteria similar to those of the FCC and requires, among other things, that a service provider’s ATC network be operated as an integral and indefeasible part of an MSS service and that the spectrum it uses for ATC service does not constrain the growth of MSS service offerings. Industry Canada has stated that it intends to develop other technical and operational details applicable to ATC systems in future Radio Standard Specifications and Standard Radio System Plans and Radio Standards Specifications. Industry Canada has also stated that it intends to establish license fees for ATC operators through a separate process. We do not yet have authority from Industry Canada to operate ATC in Canada.

Foreign Ownership Restrictions and Transfers of Control

MSV Canada is required by its authorization from Industry Canada to comply with certain restrictions on non-Canadian ownership that are set out in the Telecommunications Act (Canada) and the Radiocommunication Regulations (Canada). These restrictions require that, among other things:

•	at least 80% of the voting equity of MSV Canada be held by Canadians;

•	at least 80% of the board of directors of MSV Canada be resident Canadians;

•	at least 66 2/3% of the voting equity of any parent corporation of MSV Canada be held by Canadians; and

•	MSV Canada cannot be otherwise controlled in fact by non-Canadians.

As at the date hereof, MSV Canada is “Canadian owned and controlled” within the meaning of the Telecommunications Act (Canada) and the Radiocommunication Regulations (Canada). MSV Corp. is not required to comply with these restrictions on non-Canadian ownership because it does not operate facilities in Canada that would make it subject to these rules.

Neither MSV Canada nor MSV Corp. may transfer their Industry Canada authorizations without the prior approval of Industry Canada. In addition, the prior approval of Industry Canada is required for any material change in the ownership or control of MSV Canada.

CRTC—Regulation of Telecommunications Services

Companies that own or operate transmission facilities in Canada that are used to provide telecommunications services to the public for compensation are classified as “telecommunications common carriers” under the Telecommunications Act (Canada) and are subject to the regulatory authority of the CRTC.

The CRTC has the discretionary power to forbear from exercising certain of its regulatory powers over Canadian carriers where it finds that a telecommunications service or class of services is, or will be, subject to competition sufficient to protect the interests of users. Some Canadian carriers, such as the incumbent local exchange carriers, are classified by the CRTC as “dominant” in the provision of certain services because of their market power and control over the supply of local services and certain other services. Carriers classified as “non-dominant” by the CRTC are subject to less regulation than dominant carriers and include mobile wireless providers, such as MSV Canada, facilities based long distance providers, and competitive access providers.

Canada’s Universal Service or “Contribution” Regime

The CRTC has established a revenue based regime for the payment of “contribution.” (Contribution payments are used, in effect, to subsidize local telephone services in high-cost areas of Canada.) Under this regime, all telecommunications service providers (“TSPs”) are required to pay contribution based on a percentage (a rate of 1.03% was applied by the CRTC for 2006 and renewed at this level on an interim basis for 2007) of their total “contribution eligible revenues” for the previous year—that is, their total Canadian telecommunications service revenues (“CTSR”), less certain permitted deductions. These permitted deductions include revenues generated from the sale or rental of terminal equipment, revenues from paging services and inter carrier payments for services purchased from other telecommunications service providers. The CRTC has established a minimum revenue threshold that will trigger the obligation to pay contribution. If the annual CTSR of a TSP and all of its affiliates are less than Cdn $10.0 million, then contribution is not payable in the following year.

International Licensing Regime

Under the Telecommunications Act (Canada), all providers of basic international telecommunications services in Canada are required to hold and keep current a basic international telecommunications service license issued by the CRTC. The CRTC has the authority to suspend or revoke an international telecommunications service license if it believes that the licensee has contravened the Telecommunications Act (Canada), the regulations thereunder or any condition of its license. Both MSV Canada and MSV Corp. hold valid international licenses from the CRTC.

Available Information

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information in the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at http://www.sec.gov. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are also available free of charge through our internet website at http://www.skyterra.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Financial Information

For additional information regarding our revenues, profits and losses and assets of our reportable segments, refer to the consolidated financial statements and related notes thereto included in Item 15 of this Form 10-K.

Item 1A. Risk Factors

You should carefully consider the risks described below in evaluating our common stock. The risks and uncertainties described below are not the only ones we and our principal business face. Additional risks and uncertainties not presently known to us may also impair our operations and business, and in particular MSV. If we do not successfully address any of the risks described below, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline. We cannot assure you that we will successfully address these risks.

Risks Associated with Our Next Generation Business Plan

We need substantial further financing to develop and construct our next generation integrated network, but such financing might not be available.

We have estimated that the total cost to develop and construct the two satellite components of our integrated network in the United States and Canada, including the costs of the satellites, their launch, launch insurance and associated ground segment will be approximately $1.1 billion. This estimate does not include approximately $250 million to construct a spare satellite that would not be launched (“ground spare”) but is required by our FCC authorization.

In addition, we will require significant funds to construct the terrestrial component of our network. We plan to pursue a top 50 market terrestrial footprint and expect that each market could require between $20 million and $60 million to establish terrestrial coverage. We have estimated that the total cost to deploy the terrestrial portion of the network could range between $500 million and $2.6 billion, depending on the choice of air interface technology, the number of markets deployed, the scope of the terrestrial build within each market and the targeted service offering (limited mobile, portable or fully mobile).

Our costs could be greater than our current estimates. For example, if we elect to defer payments under our satellite construction contract, and/or if we exercise certain options to buy additional satellites or other equipment or services, our costs for the satellite component of our network will increase, possibly significantly. The cost to build the terrestrial component of the network could be greater, perhaps significantly, than our current estimates, depending on changing costs of supplies, market conditions, and other factors over which we will have no control.

Our projections assume that a portion of the remaining costs associated with constructing the satellite and terrestrial components of our next generation integrated network will be borne in part by one or more technology and strategic partners. If we are not able to enter into agreements with third parties to cover such costs, or if such funding sources are not able to cover such costs, our funding requirements will be significantly greater than we currently anticipate. We have not yet entered into any such agreements, and we cannot assure you if and when we will enter into such agreements.

In addition to financing from technology and strategic partners, we have stated that we or MSV plan to raise future funds by selling debt and equity securities, and by obtaining loans or other credit lines from banks or other financial institutions. The type, timing and terms of financing we may select will depend upon our cash needs, the availability of other financing sources, the prevailing conditions in the financial markets and the restrictions contained in any future indebtedness. We cannot assure you that either we or MSV will be able to find any such sources at any given time on favorable terms, if at all. If we fail to obtain any necessary financing on a timely basis, then any of the following could occur:

•	our satellite construction, launch, or other events necessary to conduct our business could be materially delayed, or our costs could materially increase;

•

we could default on our commitments to our satellite construction or launch contractors, creditors or other third parties, leading to termination of construction or inability to launch our satellites; and

•	we may not be able to launch our next generation integrated network as planned and may have to discontinue operations or seek a purchaser for our business or assets.

As a result of these factors, we could lose our FCC or Industry Canada licenses or our international rights if we fail to achieve required performance milestones.

If we and/or MSV are successful in raising additional financing, a significant portion of future financing may consist of debt securities. As a result, MSV may be even more highly leveraged. If additional funds are raised through the incurrence of indebtedness, we or MSV may incur significant interest charges and become subject to various restrictions and covenants that could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities.

The market for our service is new and unproven and the success of our next generation business will depend on market acceptance.

Other than satellite radio, we are not aware of any integrated (i.e., combined satellite and terrestrial) wireless service in commercial operation. Neither we, nor any other company, have developed an integrated next generation network. Our business plan contemplates that a significant portion of our revenues will be derived from strategic partners. To date, neither we nor MSV have entered into any strategic partnerships with respect to distribution of our next generation integrated network. As a result, we can estimate only with a partial level of certainty the potential demand for such services and the degree to which we will meet that demand. Furthermore, there may not be sufficient demand to enable MSV, or additional costs that do not allow MSV, to earn sufficient revenues, achieve sufficient cash flow or record a profit. Among other things, end user acceptance of our next generation integrated service will depend upon:

•	whether we provide integrated wireless services consistent with market demand;

•	the relative attractiveness of our service offerings to our anticipated partners;

•	the cost and availability of user equipment whose form factor is little different from standard wireless devices, but incorporates the new technology required to operate on our network;

•	federal, state, local and international regulations affecting the operation of satellite networks and wireless systems;

•	whether competitors develop new and alternative next generation technologies; and

•	general and local economic conditions.

If we cannot gain market acceptance for our planned products and services, our business will be significantly harmed. We, together with MSV have made, and will continue to make, significant capital investments to generate demand for our services. Accordingly, any material miscalculation with respect to our operating strategy or business plan will harm our business.

We will depend on one or more third parties to incorporate our technology into their consumer offerings, and such third parties may not be successful or effective in their use of our technology.

We have adopted a wholesale “carrier’s carrier” business model and does not have plans to manufacture or sell end-user devices to consumers. The success of its network will depend on partnerships with third parties that incorporate our technology into their service and product offerings. In particular, we will not produce transparent wireless handsets for sale to wireless consumers but instead will need to identify and work with our partners and customers to apply our technology to standard wireless handsets and devices that they in turn market. If our partners are not successful in incorporating our technology or marketing devices compatible with our network, our revenues would be less than expected, and our business would suffer.

We will depend on one or more third party contractors to construct the terrestrial base station component of our next generation integrated network.

We currently plan to contract with one or more third parties to construct the terrestrial component of our next generation integrated network. Our success in implementing our next generation integrated network and in penetrating our targeted vertical markets will depend, to a large extent, on the efforts of these third party contractors. The development and rollout of the terrestrial network by these third parties may be subject to unforeseen delays, cost overruns, regulatory changes, engineering and technological changes and other factors, some of which may be outside of our control. If we are not able to enter into contracting relationships and construct the terrestrial component of our next generation integrated network, we may not be able to implement our business plan.

Failure to develop and supply terminals to customers in a timely manner will delay our revenues.

We will rely on third party manufacturers and their distributors to manufacture and distribute transparent devices. Transparent devices are not yet available, and we and third party vendors may be unable to develop and produce enough affordable transparent devices in a timely manner to permit the widespread introduction of its service. If we, our customers and our manufacturers fail to develop devices that are completely transparent for timely commercial sale at affordable prices, the launch of our next generation service would be delayed, our revenues would be less than expected, and our business would suffer.

Our integrated wireless network will depend on the development and integration of complex technologies in a satellite configuration that might not work.

Our next generation integrated network will require new applications of existing technology, complex integration of different technologies and the development of new technologies. We will have to integrate a number of sophisticated satellite and other wireless technologies that typically have not been integrated in the past, and some of which are not yet fully developed, before we can begin offering our next generation service. In order for our service to be received by traditional consumer devices, additional components and software will need to be added to such devices to adjust for the L-band frequencies as well as satellite communications. Although we intend to test the components of our next generation integrated network, we cannot ultimately confirm the ability of the system to function until it has actually deployed a substantial portion of our next generation integrated network. For example, our ground-based beam formation capabilities and the size of the reflectors on our next generation satellites cannot be fully tested until our next generation satellites are launched. Hardware or software errors in space or on the ground may limit or delay our next generation service, and therefore reduce anticipated revenues and the viability of our services. There could also be delays in the planned development, integration and operation of the components of our next generation integrated network. If the technological integration of our next generation integrated network is not completed in a timely and effective manner, our business would be harmed.

In our next generation integrated network, we will seek to develop and deploy network management techniques so that mobile devices used on our network will be able to seamlessly transition between satellite mode and terrestrial mode. We intend to develop such techniques primarily by adapting existing techniques used in PCS/cellular systems and digital/analog systems. However, such techniques have not been deployed before in a combined satellite/terrestrial system, and there can be no assurances that we will be successful in developing such techniques or deploying them in its next generation integrated network in a cost effective or timely manner. If we are not able to develop or deploy such techniques, mobile devices used on our network may not be able to seamlessly transition between satellite and terrestrial modes, and this may make our next generation integrated network less attractive to potential partners and end-user customers.

Our next generation satellites are subject to possible construction and delivery delays, the occurrence of which could materially and adversely affect our business.

Our next generation satellites are subject to possible construction and delivery delays. The manufacture of such satellites is technically complex, and delays could result from a variety of causes, including failure of third-party vendors to perform as anticipated and changes in the technical specifications of the satellite. There can be no assurance that delivery of our next generation satellites will be timely, which may hinder the introduction of our planned next generation integrated network. Any delay could also make it more difficult for us to secure desired distribution partnerships.

During any period of delay, we would continue to have significant cash requirements that could materially increase the aggregate amount of funding MSV needs. We may not be able to obtain additional financing on favorable terms, or at all, during periods of delay. A delay could also require rescheduling of the anticipated launch date, and another launch slot may not be available within a reasonable period of time. In addition, a delay in satellite system operations could also result in revocation of our frequency and orbital slot authorizations and our international rights.

Our satellites could be damaged or destroyed during launch or deployment, fail to achieve their designated orbital location after launch or experience significant launch delays.

A percentage of satellites never become operational because of, among other factors, launch failure, satellite destruction or damage during launch, improper orbital placement and/or the failure of antennas to fully deploy. Launch failure rates vary depending on the particular launch vehicle and contractor. Even launch vehicles with good track records experience some launch failures, and there can be no assurance that we will be able to launch our satellites on vehicles with higher success rates. If one or more launches or deployments fail, we will suffer significant delays that will be damaging to our business, we will incur significant additional costs associated with the failed launches, and our revenue generating activities will be delayed. We cannot assure you that our satellite launches or deployments will be successful. The deployment of large antennas, such as the antennas on our next generation satellites, which are larger than most commercial satellites, pose additional risks during deployment. Even if launched into orbit, a satellite may fail to enter into its designated orbital location, or we may use more fuel than planned to place a satellite into its orbital location and, as a result, may reduce the overall useful life of the satellite.

Satellites have a limited useful life and premature failure of our satellites could damage our business.

During and after their launch, all satellites are subject to equipment failures, malfunctions and other problems. If one of our satellites were to fail prematurely, it likely would affect the quality of our service, substantially delay the commencement or interrupt the continuation of our service and harm our business and could impact our licenses. This harm to our business would continue until we either extended service to our customers on another satellite or built and launched additional satellites. Each of the MSAT-1 and MSAT-2 satellites has in the past experienced malfunctions and neither operates at full capacity. Our satellites could experience future malfunctions at any time, which could damage their ability to serve our customers, harm our reputation in the marketplace, reduce the expected useful life of the satellites and possibly adversely affect our government approvals. There can be no assurance that our existing satellites will remain operational until such time as we launch our next generation satellites. Any gap could have a material adverse effect on our business and could result in the loss of licenses.

Our ability to generate revenue depends on the lives of our existing and next generation satellites. Each satellite has a limited useful life. A number of factors could decrease the useful lives of our satellites to less than what is currently expected, including, without limitation:

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

Damage to our satellites may not be fully covered by insurance.

We intend to purchase launch and in-orbit insurance policies for our next generation satellites from global space insurance underwriters. If certain material adverse changes in market conditions for full in-orbit insurance were to make it commercially unreasonable for us to maintain full in-orbit insurance, we could forego such insurance. Other adverse changes in insurance market conditions may substantially increase the premiums we will have to pay for such insurance or may preclude us from fully insuring its loss. If the launch of our next generation satellite system is a total or partial failure, our insurance may not fully cover our losses, and these failures may also cause insurers to include additional exclusions in our insurance policies when they come up for renewal. There can be no assurance that additional financing will be available to construct, launch and insure a replacement satellite or, if available, will be available on terms favorable to us. We do not expect to buy insurance to cover, and would not have protection against, business interruption, loss of business or similar losses. Also, any insurance we obtain will likely contain certain customary exclusions and material change conditions that would limit our coverage. We do not have insurance with respect to the existing MSAT satellites.

Delays in deployment of our terrestrial network due to limited tower availability, local zoning approvals or adequate telecommunications transport capacity would delay our revenues.

Our business strategy includes the deployment of a terrestrial network. Tower sites and authorizations in some desirable areas may be very costly and time intensive to obtain. If we are unable to obtain tower space, local zoning approvals or adequate telecommunications transport capacity to develop our network in a timely fashion, the launch of our next generation integrated network would be delayed, our revenues would be less than expected and our business would suffer.

Our planned terrestrial network or other ground facilities could be damaged by natural catastrophes or man-made disasters.

Since our planned terrestrial network will be attached to buildings, towers and other structures around the country, an earthquake, tornado, flood or other catastrophic event or other man-made disaster or vandalism could damage our network, interrupt our service and harm our business in the affected area. We will not have replacement or redundant facilities that can be used to assume the functions of our terrestrial network in the event of a catastrophic event. Any damage to our terrestrial network would likely result in degradation of our service for some subscribers and could result in complete loss of service in some affected areas. Temporary disruptions could also damage our reputation and the demand for our services.

We may be unable to achieve our business and financial objectives because the communications industry is highly competitive.

In seeking market acceptance for our next generation services, we will encounter competition from many sources, including:

•	existing satellite services from other operators;

•	conventional terrestrial wireless services;

•	traditional wireline voice and high-speed data offerings;

•	terrestrial land-mobile and fixed services; and

•	next generation integrated services that may be offered in the future by other networks operating in the S-band, L-band or Big Low Earth Orbiting (“LEO”) band.

The communications industry includes major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than we do and which provide a wider range of services than will be provided by us. While we have stated that we believe our services will be complementary to terrestrial wireless services, we may be adversely affected by competition from companies that provide services using existing wireless technologies.

We may also face competition from companies using new technologies and new integrated networks in the future. For instance, the FCC has authorized ICO and TMI Communications to use radio frequencies for mobile satellite services within the S-band. TMI Communications has agreed to transfer its S-band authorizations to TerreStar or an entity that is designated by TerreStar that is eligible to hold those authorizations. Although these potential competitors currently have no operations in this band, they are planning to launch integrated networks similar to those envisioned by us. Through our subsidiary, ATC Technologies LLC, we have also granted TerreStar a license to use our intellectual property for the development of TMI Communications/TerreStar’s network. TMI Communications/TerreStar have announced plans to launch a S-band satellite in 2007, in advance of the launches of our satellites. Failure to offer next generation integrated services that compete effectively with potential competitors such as TMI Communications/TerreStar would have an adverse impact on our revenues, profitability and liquidity. We will also face competition with respect to entering into strategic partnerships.

We and our partners must continue to identify, develop and market innovative products or enhance existing products on a timely basis to maintain our profit margins and our competitive position.

Our future growth may depend on our ability to gauge the direction of commercial and technological progress in key markets and on our ability to fund and successfully develop and market products in our markets. Our competitors may have access to technologies not available to us, which may enable them to provide communications services of greater interest to end users, or at a more competitive cost. We may not be able to develop new products or technology, either alone or with third parties, or license any additional necessary intellectual property rights from third parties on a commercially competitive basis. The satellite and wireless industries are both characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we or our partners are unable to keep pace with these changes, our business may be unsuccessful. Products using new technologies, or emerging industry standards, could make our technologies obsolete. If we or our partners fail to keep pace with the evolving technological innovations in our markets on a competitive basis, our financial condition and results of operation could be adversely affected.

An economic downturn in the United States and Canada or changes in consumer spending could negatively affect our results of operations.

We expect that the primary customer base for our next generation integrated network will be composed of the customers of our distribution partners and customers within certain vertical markets (for example, public safety, fleet management and consumer telematics). In the event that the United States and Canada experience an economic downturn and spending by end customers drops, our business may be negatively affected.

Demand for the services we plan to offer may not grow or be accepted generally, or in particular geographic markets, for particular types of services, or during particular time periods. A lack of demand could adversely affect our ability to sell our services, enter into strategic partnerships or develop and successfully market new services. In addition, demand patterns shift over time, and consumer preferences may not favor the services we plan to offer.

We may not be able to protect our proprietary information and intellectual property rights, which could limit the growth of our business and impact our ability to compete.

As of March 5, 2007, we have filed more than 100 patent applications (each application being filed in the United States and in several countries abroad), acquired 14 patents and one pending patent application from Celsat related to the provision of next generation integrated network services, and have been issued 19 patents representing over 1500 claims, covering the fundamental principles of our next generation integrated technology. There is no assurance that the patents for which we have applied will be issued or, if issued, will be sufficient to fully protect our technology. In addition, there can be no assurance that any patents issued or licensed to us will not be challenged, invalidated or circumvented. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on our financial condition and results of operations, regardless of the final outcome of such litigation. Despite our efforts to safeguard and maintain our proprietary rights, there can be no assurance that we will be successful in doing so or that our competitors will not independently develop or patent technologies equivalent or superior to our technologies. MSV has stated that it believes that third parties may infringe upon its intellectual property now and in the future.

We also rely upon unpatented proprietary technology and other trade secrets. While it is our policy to enter into confidentiality agreements with employees and third parties to protect our proprietary expertise and other trade secrets, these agreements may not be enforceable, or, even if legally enforceable, we may not have adequate remedies for breaches of such agreements. The failure of our patents or confidentiality agreements to protect our proprietary technology or trade secrets could result in significantly lower revenues, reduced profit margins or loss of market share.

We may be unable to determine when third parties are using our intellectual property rights without our authorization. The undetected or unremedied use of our intellectual property rights or the legitimate development or acquisition of intellectual property similar to ours by third parties could reduce or eliminate any competitive advantage we have as a result of our intellectual property, adversely affecting our financial condition and results of operations. If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of our resources and our management’s attention, and we may not prevail in any such suits or proceedings. A failure to protect, defend or enforce our intellectual property rights could have an adverse effect on our business, financial condition and results of operations.

Third parties may claim that our products or services infringe our intellectual property rights, which may cause us to pay unexpected litigation costs or damages, or prevent us from making, using, or selling our products.

Other parties may have patents or pending patent applications relating to integrated wireless technology that may later mature into patents. Such parties may bring suit against us for patent or other infringement of intellectual property rights. Although we do not intend to, we may infringe on the intellectual property rights of others. If our products or services are found to infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from those parties or substantially re-engineer its products or processes in order to avoid infringement.

We may not be able to obtain the necessary licenses on commercially reasonable terms, if at all, or be able to re-engineer our products successfully. Moreover, if we are found by a court of law to infringe or otherwise violate the intellectual property rights of others, we could be required to pay substantial damages or be enjoined from making, using, or selling the infringing products or technology. We could also be enjoined from making, using, or selling the allegedly infringing products or technology, pending the final outcome of the suit.

Our business could be harmed if we cannot attract and retain key personnel.

Our success depends, in large part, upon the continuing contributions of our key technical, marketing, sales and management personnel. We generally do not enter into employment agreements with our employees for fixed terms and do not maintain “key-man” insurance on any of our employees. The loss of the services of several key employees within a short period of time could harm our business and our future prospects. Our future success will also depend on our ability to attract and retain additional management and technical personnel required in connection with the growth and development of our business. Competition for such personnel is intense, and if we fail to retain or attract such personnel our business could suffer. We have entered into arrangements with certain executives which provide for payments upon a change of control, as defined in those agreements.

Regulatory Risks Associated with Us

We may not be able to coordinate successfully with other L-band satellite system operators to access and use the full approximately 30 MHz of L-band spectrum.

We are required to coordinate the use of our satellites as part of the satellite registration process of the International Telecommunication Union (“ITU”). With respect to the primary frequencies used by commercial GEOs, the ITU rules grant rights to member states (which are the national governments party to the ITU treaty) on a “first-in-time, first-in-right” basis and set forth a process for protecting earlier-registered satellite systems from interference from later-registered satellite systems. To comply with these rules, we must coordinate the operation of our satellites with other satellites. The coordination process may require us to modify our proposed coverage areas, or satellite design or transmission plans, in order to eliminate or minimize interference with other satellites or ground-based facilities. In addition, while the ITU’s rules require later-in-time systems to coordinate their operations with us, we cannot guarantee that other operators will conduct their operations so as to avoid transmitting any signals that would cause harmful interference to the signals that we, or our customers, transmit.

Since our system became operational in 1996, our spectrum access in North America has been governed by a multi-lateral agreement referred to as the Mexico City Memorandum of Understanding (“Mexico City MoU”) and by bilateral agreements. Five national administrations, the United States, Canada, Mexico, Russia and the United Kingdom, are party to the Mexico City MoU. We operate our satellites under the auspices of the United States and Canada. Accordingly, we must coordinate with operators and their administrations to operate in the L-band and to reconfigure the L-band. Operators might not cooperate in these coordination procedures. Since 1999, there has been no new spectrum sharing agreement among the satellite system operators represented by the five administrations. We have not completed coordination of our new satellites. International coordination could result in an increase or decrease in the amount of spectrum available to us.

Additionally, the initial international frequency coordination of our system was done for narrowband services and air interfaces. Newer broadband services and air interfaces require larger blocks of contiguous spectrum. While some of our L-band spectrum is already in sufficiently large contiguous blocks to permit the offering of such new formats, we are engaged in negotiations with other operators to reconfigure the L-band spectrum to maximize and enhance the usability of such spectrum services. Other operators, however, could seek to delay such efforts to reconfigure the L-band to maximize and enhance the use of the band for the provision of new services, including ATC services. For example, Inmarsat has announced its intention to pursue an MSS/ATC system in the L-band, yet Inmarsat has vigorously opposed our ATC application. The failure to reconfigure the L-band into larger blocks of contiguous spectrum will prevent us from maximizing the efficiency and capacity of our next generation integrated network.

Moreover, we cannot guarantee that the ITU will not change its rules in the future in a way that could limit or preclude our use of some or all of our existing or future orbital locations or frequencies.

We may not be able to secure the return of certain spectrum we loaned to Inmarsat.

In 1999 and 2003, and consistent with the Mexico City MoU, MSV and MSV Canada loaned approximately 3 MHz of L-band spectrum to Inmarsat for its temporary use. We have initiated steps with the FCC and Industry Canada to confirm our rights to the spectrum but there can be no guarantee that Inmarsat will comply with this effort. If the loaned spectrum is not returned before the deployment of the ATC network, there could be a negative impact on service levels and the numbers of users our spectrum could support. As such, over time it could impact our business plan.

Our service may cause or be subject to interference.

As a satellite and ATC system operator, we are required to provide our satellite and ATC service without causing harmful interference to other spectrum users in neighboring spectrum bands and within the L-band, and we must also accept some interference from certain other spectrum users. This requirement may potentially hinder the operation, limit the deployment or add additional cost to our satellite and/or ATC system and may, in certain cases, subject our users to a degradation in service quality. Moreover, Inmarsat currently operates satellites that have not been coordinated with ours and, thus, may interfere with our satellites. We are working to minimize the risk of interference, but there is no guarantee that we will be successful or that new restrictions, requirements or limitations will not be introduced.

The ultimate resolution of pending FCC proceedings could materially affect our ability to develop and offer ATC services and have a material adverse effect on our next generation business plans.

Inmarsat has challenged two FCC orders that may impact our ability to maximize the efficiency of our ATC in the L-band, including the November 2004 Application Approval which granted our ATC license and the February 2005 Order establishing revised rules for ATC. Inmarsat has objected to our pending 2005 application for a modified ATC license to take advantage of the new ATC rules. Inmarsat has consistently asked the FCC to impose technical restrictions on our ATC service. These challenges remain pending at the FCC. If these challenges are decided unfavorably to us, it may impede or preclude our ability to deploy and operate our proposed next generation integrated network.

We need additional regulatory approvals before we can operate ATC.

We have an application pending at the FCC to modify its ATC authorization to provide us additional flexibility, including authority for ATC deployments based on Frequency Division Duplex (“FDD”) and Time Division Duplex (“TDD”) using OFDM and OFDMA air interfaces such as WiMax and Flash-OFDM. Inmarsat has challenged certain elements of the modification application, including the request for authority to deploy TDD-based air interfaces. In addition, we will need further regulatory approvals before we can operate ATC, including a blanket license for its user terminals and FCC certification of its user terminals and base stations. We will also need to construct a satellite as a ground spare or receive a waiver from the FCC of its ground spare requirement. We intend to request such a waiver based on its plan to use MSV-1 and MSV-2 as in-orbit spares for each other. Any difficulty in obtaining these approvals or such a waiver may delay the commencement of operation of our new system. MSV Canada does not yet have authority from Industry Canada to operate an ATC in Canada. We cannot provide any assurance if or when we will obtain any of these approvals.

A 2002 decision could be construed to limit a portion of our operations to using no more than 20 MHz of L-band spectrum.

In a 2002 decision, the FCC granted our subsidiary, MSV Sub, a license to use up to 20 MHz of L-band spectrum on MSAT-2. That decision also states that spectrum acquired under a future merger between Motient and TMI Communications would be included within the 20 MHz limit. We filed a petition for clarification and partial reconsideration of that decision because we had already been established pursuant to an FCC order in 2001 that had authorized us to use TMI Communications’ spectrum without imposing such spectrum limitations. We have coordinated less than 20 MHz of L-band spectrum for the United States satellites. We believe that, even if limited to 20 MHz of spectrum on the United States satellites, we would continue to be able to use all of the coordinated spectrum (approximately 30 MHz) on MSV Canada’s satellite and on our integrated network, as well as up to 20 MHz of coordinated spectrum on MSV’s satellite. We cannot be sure how or when the FCC will dispose of our petition, but subsequent FCC decisions suggest that spectrum licensed to MSV Canada is not included within the 20 MHz limit. If the FCC decides adversely to us, our United States licensed L-band satellites (MSAT-2 and MSV-1) could be limited to a maximum of 20 MHz, which could reduce our ability to offer certain new satellite services.

Failure to comply with FCC and Industry Canada rules and regulations could damage our business.

FCC and Industry Canada rules and regulations, and the terms of our satellite authorizations and ATC license from the FCC, require us to meet certain conditions, such as satellite construction and launch milestones, maintenance of satellite coverage of all fifty states, Puerto Rico, and the United States Virgin Islands and the provision of an integrated service offering. Non-compliance by us with these or other conditions, including other FCC or Industry Canada gating criteria, could result in fines, additional license conditions, license revocation, or other adverse FCC or Industry Canada actions.

In April 2006, the FCC’s International Bureau found that the we had met the initial milestone for our MSV-1 satellite (entering into a non-contingent satellite construction contract). In May 2006, Inmarsat asked the International Bureau to reconsider its decision and to declare the license for MSV-1 null and void. This challenge is pending. If the FCC concludes that we failed to satisfy this or any other milestone set forth in our license, the FCC may declare the license for MSV-1 null and void.

In a September 2006 decision, the FCC granted us authority to slightly exceed the 25% indirect foreign ownership limit specified in the Communications Act. To comply with the amount of indirect foreign ownership approved by the FCC, we must monitor the extent to which our stock is owned or voted by non-U.S. citizens. The foreign ownership restrictions limit our ability to be owned by non-U.S. citizens absent prior FCC approval. Exceeding the amount of foreign ownership approved by the FCC in the September 2006 decision without securing prior approval from the FCC may subject us to fines, forfeitures, or revocation of our FCC licenses. We intend to file a Petition for Declaratory Ruling with the FCC shortly which seeks approval for our current level of indirect foreign ownership but there can be no assurance that we will be successful in our petition.

If the supply of available mobile licensed spectrum increases, the value of our spectrum assets may decrease.

The FCC or Industry Canada could allocate large amounts of additional mobile licensed spectrum that could be used to compete with us, or that could decrease the perceived market value of our wireless capacity. The FCC in 2006, for example, auctioned 90 MHz of spectrum in the 1.7/2.1 GHz range. The FCC is required by law to commence an auction of 60 MHz of spectrum in the 700 MHz band by January 2008. Additional spectrum auctions may be scheduled in the future in both the United States and Canada. In addition, incremental allocations of spectrum may make it easier for new competitors to enter the market, and could further diminish the value of our spectrum assets.

Technical challenges or regulatory requirements may limit the attractiveness of our spectrum for providing mobile services.

We believe our L-band spectrum with ATC capability will be attractive to potential partners if our spectrum is at least functionally equivalent to PCS/cellular spectrum. The FCC and Industry Canada require us to provide substantial satellite service throughout the United States and Canada. This requirement may limit the availability of some of our spectrum for terrestrial service in some markets at some times. In addition, we must give priority and pre-emptive access to certain other users of the L-band, for example, for safety-related transmissions in the Global Maritime Distress and Safety System and the Aeronautical Mobile Satellite (Route) Service. PCS/cellular spectrum is not constrained by any such requirement. If we are not able to develop technology that allows our partners to use our spectrum in a manner comparable to PCS/cellular operators, we may not be successful in entering into partnership arrangements.

Our ability to offer a primarily fixed service may be limited by the policies of the FCC.

The FCC has permitted us to provide fixed services on a non-interference basis, which means that such operations are not permitted to cause interference to various other users of the band and are not permitted to claim protection from such other users. The FCC also has required our fixed services to be offered on an “incidental or ancillary” basis, conditions which the FCC has not defined in this context.

We may face difficulties in obtaining regulatory approvals for provision of telecommunications services and may face changes in regulation, each of which could adversely affect our operations.

The provision of telecommunications services is highly regulated. We may be required to obtain additional approvals from national and local authorities in connection with the services that we currently provide or may wish to provide in the future, including in connection with services associated with our next generation integrated network. As a provider of communications services in the United States and Canada, we are subject to the regulatory authority of both the United States and Canada. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.

Moreover, we may be required to obtain additional approvals from national and local regulatory authorities in connection with the services that we currently provide or wish to provide in the future. From time to time, governmental entities may impose new conditions on our authorizations which could have an effect on our ability to generate revenue and conduct our current and next generation business as currently planned. For example, from time to time, the United States federal government has considered whether to impose fees on the use of frequencies such as the ones we use to provide our service. If we are required to pay such fees, we may be subject to substantially increased costs. The United States federal government is also currently considering whether to auction the right to use frequencies for ATC. We believe that, if implemented, auctions would not apply to frequencies for which an ATC license has already been granted, such as the frequencies used by us, but if an auction is implemented and extended to the frequencies used by us, use of such frequencies may be subject to substantially increased costs or, if we are not the winning bidder in such an auction, we may not be able to operate ATC using these frequencies.

Export control and embargo laws may preclude us from obtaining necessary satellites, parts or data or providing certain services in the future.

United States companies and companies located in the United States must comply with United States export control laws in connection with any information, products, or materials that they provide to us relating to satellites, associated equipment and data and with the provision of related services. If these entities cannot or do not obtain the necessary export or re-export authorizations from the United States government, we will be required to obtain such authorizations. It is possible that, in the future, we may not be able to obtain and maintain the necessary authorizations, or existing authorizations could be revoked.

If we cannot obtain and maintain the necessary authorizations, this failure could adversely affect our ability to:

•	procure new United States-manufactured satellites;

•	control our existing satellites;

•	acquire launch services;

•	obtain insurance and pursue our rights under insurance policies; or

•	conduct our satellite-related operations.

In addition, if we do not properly manage our internal compliance processes and violate United States export laws, the terms of an export authorization, or embargo laws, the violation could make it more difficult, or even impossible, to maintain or obtain licenses and could result in civil or criminal penalties.

Our contractual relationship with potential partners that may operate ATC facilities in our next generation integrated network must comply with FCC and Industry Canada rules that require ATC to be integrated with the satellite service and require us, as a license holder, to control ATC operations.

We must ensure compliance with the ATC rules of the FCC and Industry Canada. This may require agreements with some partners that provide for a degree of control by MSV and MSV Canada in the operation of their businesses that may be difficult to negotiate.

In addition, the Communications Act and the FCC’s rules require us to maintain legal as well as actual control over the spectrum for which we are licensed. Our ability to enter into partnering arrangements may be limited by the requirement that we maintain de facto control of the spectrum for which we are licensed. If we are found to have relinquished control without approval from the FCC, we may be subject to fines, forfeitures, or revocation of our licenses.

Rules relating to Canadian ownership and control of MSV Canada are subject to interpretation and change.

MSV Canada is subject to foreign ownership restrictions imposed by the Telecommunications Act (Canada) and the Radiocommunication Act (Canada) and regulations made pursuant to the these Acts. Although we believe that MSV Canada is in compliance with the relevant legislation, there can be no assurance that a future determination by Industry Canada or the Canadian Radio-television and Telecommunications Commission, or events beyond its control, will not result in MSV Canada ceasing to comply with the relevant legislation. If such a development were to occur, the ability of MSV Canada to operate as a Canadian carrier under the Telecommunications Act (Canada) or to maintain, renew or secure its Industry Canada authorizations could be jeopardized and our business could be materially adversely affected.

Risks Relating to Our Common Stock Generally

Fluctuations in our operating results could adversely affect the trading price of our common stock.

Our operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, including:

•	risks and uncertainties affecting our current and proposed business and the mobile satellite services industry;

•	increased competition in the mobile satellite services industry; and

•	general economic conditions.

As a result of these possible fluctuations, period-to-period comparisons of our financial results may not be reliable indicators of future performance.

As a result of our distribution of Hughes Communications, Inc. to our stockholders, our sole business is MSV.

On February 21, 2006, we completed the distribution of Hughes, which held all our interests in Hughes Network Systems, LLC, Electronic System Products and AfriHUB, among other things, to our security holders. Our business has been significantly changed as a result of our distribution to our security holders of our interests in Hughes Communications, Inc. which held all of our assets other than our interests in MSV and TerreStar. The result is that our success is currently tied primarily to our ability to make MSV successful and, to a much lesser extent, the success of TerreStar, which we do not control or have significant influence over.

The price of our common stock has been volatile.

The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in the technology sector. Future market movements may materially and adversely affect the market price of our common stock, particularly in light of the limited liquidity of our common stock.

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

Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the terms, including voting rights, of those shares without any further vote or action by our common stockholders. The voting and other rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Similarly, our board may issue additional shares of common stock without any further vote or action by our common stockholders, which would have the effect of diluting common stockholders. An issuance could occur in the context of another public or private offering of shares of common stock or preferred stock or in a situation where the common stock or preferred stock is used to acquire the assets or stock of another company. The issuance of common stock or preferred stock, while providing desirable flexibility in connection with possible acquisitions, investments and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control.

Anti-takeover provisions could make a third-party acquisition of our company difficult.

We are a Delaware corporation. The Delaware General Corporation Law contains provisions that could make it more difficult for a third party to acquire control of our company. In addition, the holders of any preferred stock we may issue many certain rights which could prevent or impair the ability of a third party to acquire control of the company.

Shares eligible for future sale could cause our stock price to decline.

The market price of our common stock could decline as a result of future sales of substantial amounts of our common stock, or the perception that such sales could occur. In connection with the closing of the MSV Exchange Transactions in September 2006 and the BCE Exchange in January 2007, we issued in excess of 76.7 million shares of our common stock which are covered by effective registration statements. The sale of such shares could have an adverse impact of our stock price. Furthermore, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC and AP/RM Acquisition LLC (collectively, the “Apollo Stockholders”) have the right to require us to register the shares of common stock that they hold as well as the shares of common stock underlying the Series 1-A and 2-A warrants to facilitate their sale of shares in the public market. The future sale of substantial amounts of our common stock pursuant to any such registration statements could have an adverse impact on our stock price.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, is creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from assisting MSV in revenue-generating activities to compliance activities, which could harm our business prospects.

The Apollo Stockholders beneficially own a large percentage of our voting stock.

As of December 31, 2006, the Apollo Stockholders owned an aggregate of 10,224,532 shares of our voting common stock, 6,173,597 shares of our non-voting common stock and all of our outstanding Series 1-A and Series 2-A warrants. Assuming all Series 1-A warrants and Series 2-A warrants are exercised, as of December 31, 2006 and March 9, 2007, the Apollo Stockholders would beneficially own approximately 28.0% and 18.4% of our outstanding common stock, respectively and 34.1% and 34.0% of our outstanding voting power on a fully diluted basis, respectively.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease facilities located in Reston, Virginia (approximately 70,000 square feet, lease expires February 28, 2011 with an option to terminate approximately 30,000 square feet on or before August 31, 2008), Ottawa, Ontario (Canada) (approximately 24,000 square feet, lease expires June 30, 2008) and Calgary, Alberta (Canada) (approximately 150 square feet, lease expires June 30, 2008). We routinely evaluate our facilities for adequacy in light of our plans for the future.

Item 3.	Legal Proceedings

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of our business are pending against us and certain of our subsidiaries. We believe we have adequate legal defenses for each of the actions and claims. These matters are subject to uncertainty and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. We have not recorded any material accruals as of December 31, 2006 for losses related to matters that we would consider to be probable and that could be estimated reasonably. We believe that the ultimate resolution of those matters would not result in a material adverse effect on our results and operations.

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

Since January 30, 2003, our common stock has been listed on the OTC Bulletin Board. Our common stock has traded under the symbol “SKYT” since our name change on September 24, 2003. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share as reported on the OTC Bulletin Board:

	High	Low
Year ended December 31, 2006
First quarter(1)	$47.50	$18.05
Second quarter	20.05	15.50
Third quarter	17.75	14.95
Fourth quarter	15.30	11.45

Year ended December 31, 2005
First quarter	$41.50	$24.20
Second quarter	41.60	26.40
Third quarter	37.00	32.00
Fourth quarter	39.40	23.05

(1)	On February 21, 2006, we completed the distribution of all of the common stock of Hughes, formerly a wholly-owned subsidiary, which held our interests in HNS, Electronic System Products and AfriHUB, among other things, to our security holders.

The above quotations reported by the OTC Bulletin Board reflect interdealer prices, which may not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. On March 9, 2007, the last sale price for our common stock as reported by the OTC Bulletin Board was $9.24 per share.

As of March 9, 2007, we had approximately 389 recordholders of our common stock. This number was derived from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. Holders of our common stock are entitled to share ratably in dividends, if and when declared by our board of directors.

We have not paid a cash dividend on our common stock for the years ended December 31, 2006 and 2005, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements and financial condition, and general business conditions.

On September 25, 2006, we issued an aggregate of 39,596,432 shares of our voting and non-voting common stock to a wholly-owned subsidiary of Motient, other partners in MSV and the minority stakeholders in MSV Investors in exchange for approximately 14.2 million limited partnership interests of MSV, all of the common stock of MSV GP and all of the equity interests in MSV Investors held by these parties, who accredited investors within the meaning of Rule 501 of Regulation D, in reliance on exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Item 12 – Security Ownership of Certain Beneficial Owners and Related Stockholder Matters.”

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our consolidated financial statements which have been audited by our independent registered public accounting firm. Notwithstanding the legal form of the MSV Exchange Transactions, the MSV Exchange Transactions have been accounted for as a reverse acquisition under the purchase method of accounting due to, among other things, the relative voting rights of the MSV and SkyTerra stockholder groups in the combined company after the MSV Exchange Transactions and the composition of senior management of SkyTerra following the transaction. Accordingly, MSV has been considered the accounting acquirer for financial reporting purposes. As such, our historical financial statements prior to September 25, 2006 are the historical financial statements of MSV. The consolidated financial statements of MSV have been retroactively restated to reflect the recapitalization of MSV with the 39,596,432 shares of our common stock issued to MSV equityholders in the MSV Exchange Transactions.

	Year ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Consolidated statements of operations data:
Total revenues	$24,854	$27,124	$29,597	$29,974	$34,854
Total operating expense	43,984	44,128	56,352	69,127	77,113
Loss from continuing operations before other income (expense)	(19,130)	(17,004)	(26,755)	(39,153)	(42,259)
Net loss	(26,167)	(28,000)	(33,455)	(40,955)	(57,100)
Net loss from continuing operations per share	$(0.72)	$(0.62)	$(0.85)	$(0.99)	$(0.91)

Consolidated balance sheet data:
Total assets	144,295	130,819	246,223	216,784	767,047
Long-term deferred revenue, net of current portion	16,634	20,866	20,690	23,243	20,971
Note payable to Telesat Canada, net of current portion	—	916	696	470	223
Notes payable to investors	84,500	82,925	—	—	—
Senior secured discount notes, net	—	—	—	—	483,410
Stockholders’ equity (deficit)	23,266	(984)	212,964	181,260	(125,388)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto.

Overview

Through MSV and its Canadian subsidiary MSV Corp., we are developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. Using an all-IP, open architecture, we believe our network will provide significant advantages over existing wireless networks. Such potential advantages include higher data speeds, lower costs per bit and flexibility to support a range of custom IP applications and services. Our current business plan envisions a “carrier’s carrier” wholesale model whereby our strategic partners and other wholesale customers can use our network to provide differentiated broadband services to their subscribers. We believe our planned open network, in contrast to legacy networks currently operated by incumbent providers, will allow distribution and other strategic partners to have open network access and create a wide variety of custom applications and services for consumers.

We currently offer a range of MSS using two geostationary satellites (“GEOs”) that support the delivery of data, voice, fax and dispatch radio services. We are licensed by the United States and Canadian governments to operate in the L-band spectrum which we have coordinated for our use. We currently have coordinated approximately 30 MHz of spectrum throughout the United States and Canada. In operating our next generation integrated satellite-terrestrial network, we plan to allocate the use of spectrum between satellite and terrestrial service. Our spectrum footprint covers a total population of nearly 330 million. Our spectrum occupies a portion of the L-band and is positioned between the frequencies used today by terrestrial wireless providers in the United States and Canada. We were the first MSS provider to receive a license to operate an ATC network from the FCC. We were a major proponent of the FCC’s February 2003 and February 2005 ATC and ATC Reconsideration Orders, both of which were adopted on a bi-partisan, 5-0 basis. These ATC licenses permit the use of our L-band satellite frequencies in the operation of an advanced, integrated network capable of providing wireless broadband on a fixed, portable and fully mobile basis.

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

We provide service in the United States and Canada using two nearly identical satellites. The first satellite is located at 101° WL. The second satellite, formerly owned by a subsidiary of BCE, Inc. and now owned by MSV Canada, is located at 106.5° WL.

Company Structure

We conduct our business primarily through MSV, and through its wholly-owned Canadian subsidiary MSV Corp. Our intellectual property is predominantly held by MSV’s wholly-owned subsidiary, ATC Technologies, LLC. We have access to a Canadian L-band license held by MSV Canada, a corporation in which MSV holds combined direct and indirect ownership interests of 46.7%, through a capacity lease and other contractual rights. Our United States L-band spectrum license and satellite authorization, as well as the FCC licenses related to use, in the United States, of the Canadian licensed frequencies held by MSV Canada are held by a wholly-owned subsidiary, Mobile Satellite Ventures Subsidiary LLC.

MSV also wholly-owns three other wholly-owned subsidiaries organized for the purpose of pursuing future international and domestic business opportunities, which have no material current activity.

MSV Exchange Transactions

On May 6, 2006, we entered into agreements with certain other partners in MSV and the former minority stakeholders in our MSV Investors subsidiary that, upon closing, resulted in our majority ownership, control and consolidation of MSV and MSV GP, MSV’s general partner, by us, as well as our owning all of the equity interests in MSV Investors. At the initial closing, which occurred on September 25, 2006, we issued an aggregate of 39,596,432 shares of our voting and non-voting common stock to a wholly-owned subsidiary of Motient, other limited partners in MSV and the former minority stakeholders in MSV Investors in exchange for approximately 14.2 million limited partnership interests of MSV, all of the common stock of MSV GP and equity interests in MSV Investors held by these parties, resulting in us owning 52% of MSV on a fully diluted basis and 78% of MSV GP. Pursuant to the terms of these transactions, Motient agreed to use its commercially reasonable efforts to distribute 25,478,273 shares of our common stock that it received to its common stockholders as soon as practicable following the initial closing. Prior to such distribution by Motient, these shares are non-voting.

Motient also has the right to exchange, until September 25, 2011, its remaining 17% ownership interest of MSV on a fully diluted basis for 18,855,144 shares of our non-voting common stock, which will be exchangeable for a like number of shares of our voting common stock upon the disposition of any such shares. In February 2007, Motient did exchange 5,108,969 MSV limited partnership interests for 14,407,343 SkyTerra shares. If we have a change of control, as defined in the agreement with Motient, we have the right to require Motient to complete the exchange of the remaining MSV limited partnership interests. If Motient has not exchanged these MSV interests prior to September 25, 2011 and we have not had a change of control following which we exercise our right, such remaining interests shall be exchanged for shares of our non-voting common stock at an exchange ratio reflecting the fair market value of such interests and our common stock on May 6, 2021.

Notwithstanding the legal form of the MSV Exchange Transactions, the MSV Exchange Transactions have been accounted for as a reverse acquisition under the purchase method due to, among other things, the relative voting rights of the MSV and SkyTerra stockholder groups in the company after the MSV Exchange Transactions and the composition of senior management of the company. Accordingly, MSV has been considered the accounting acquirer for financial reporting purposes. As such, our historical financial statements prior to September 25, 2006 are the historical financial statements of MSV. The consolidated financial statements of MSV have been retroactively restated to reflect the recapitalization of MSV with the 39,596,432 shares of our common stock issued to former MSV limited partners in the MSV Exchange Transactions.

BCE Exchange Transactions

On January 5, 2007, we acquired the limited partnership interests of MSV and all of the common stock of MSV GP held by a wholly-owned subsidiary of BCE in exchange for 21,393,355 shares of our non-voting common stock, which will be exchangeable for a like number of shares of our voting common stock upon the disposition of any such shares. This acquisition resulted in our owning 72% of MSV on a fully diluted basis and 100% of MSV GP prior to Motient’s exchange of MSV limited partnership units in February 2007. In addition, in accordance with the terms of the BCE Exchange Transaction, in exchange for 1,140,390 shares of our non-voting common stock, we acquired an additional 404,393.96 limited partnership interests of MSV that BCE acquired from BCE or its subsidiary’s employees who were current or former directors of MSV and/or MSV Canada who exercised options to purchase limited partnership interests of MSV. Substantially concurrently with the BCE Exchange Transaction, we issued approximately 175,000 shares of our common stock to Winchester Development LLC, a Delaware limited liability company beneficially owned by a former director of MSV. Such shares were issued in exchange for approximately $400,000 in cash and approximately 50,000 limited partnership interests of MSV, obtained by the individual upon the exercise of outstanding options and subsequently transferred to Winchester Development LLC.

As a result of these transactions, we currently own 95% of MSV LP on an undiluted basis, 88% on a fully diluted basis, and 100% of MSV GP. Following our acquisition of Motient’s remaining stake in MSV, we will own 100% of MSV on an undiluted diluted basis, 91% on a fully diluted basis, and 100% of MSV GP.

We may acquire additional limited partnership interests of MSV if we negotiate and enter into exchange transactions with MSV option holders or any other limited partners in MSV, although no assurances can be given in this regard.

TerreStar

In February 2002, MSV established TerreStar Networks Inc. (“TerreStar”) as a wholly-owned subsidiary to develop business opportunities related to the proposed receipt of certain licenses in the S-band. On May 11, 2005, MSV distributed all of the outstanding shares of common stock of TerreStar to its limited partners. The distribution was recorded at book value. Subsequent to the spin-off, the results of TerreStar from its inception through May 11, 2005 are presented as discontinued operations. In connection with the distribution of equity interests in TerreStar to MSV’s limited partners, SkyTerra received an ownership interest in TerreStar, which is accounted for under the cost method of accounting. In May 2005, we entered into a management services agreement whereby we agreed to provide TerreStar with certain management related services and other services incident thereto, including, but not limited to, assistance with general management activities, the provision of personnel, as needed, to carry out such general management activities and access to our respective facilities and services related thereto. Under this agreement, we provided services totaling $3.6 million and $1.3 million during the years ended December 31, 2005 and 2006, respectively. This agreement terminated in May 2006. We also entered into a license agreement whereby we granted TerreStar a license to use some of our intellectual property for its S-band services. Also, in connection with the TerreStar distribution, our employees retained their options to acquire shares of TerreStar common stock. As a result of a change in control in the ownership of TerreStar, which occurred in September 2006, all outstanding options became fully vested. Continued employment with us will be deemed continued employment with TerreStar for purposes of exercising such options. During December 2006, we invested $653,000 for a 13.1% interest in TerreStar Global Ltd., an affiliate of TerreStar.

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

We adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” in 2005. FIN 46 requires us to consolidate variable interest entities for which we are the primary beneficiary, irrespective of the voting interest held by us. We have determined that we meet the definition of the primary beneficiary with respect to MSV Canada, in which we have a combined direct and indirect ownership interest of 46.7%, and in which we have an indefinite funding obligation. Therefore, beginning on January 1, 2005, we included the accounts of MSV Canada in our consolidated financial statements. Prior to the adoption of FIN 46, we accounted for our interests in MSV Canada and MSV Canada Holdings pursuant to the equity method of accounting and we recorded losses related to our funding of MSV Canada in our consolidated statements of operations.

Investment in TerreStar and TerreStar Global

We account for our investment in TerreStar and TerreStar Global under the cost method for equity investments. Accordingly, we perform evaluations of the fair value of these investments whenever triggering events occur. In the year ended December 31, 2006, there were no impairment charges related to these assets.

Useful Life of Satellite System

Our current satellite system includes two nearly identical GEOs and related ground stations. These satellites were acquired from Motient and TMI in November 2001, and were recorded at their estimated fair value at that time. We consider a number of factors when determining the useful life of a satellite, including its engineering design life, its performance while in operation, and its estimated remaining fuel life. The satellites acquired from Motient and TMI were placed into service in May 1995 and April 1996, respectively. The expected useful life of the satellites was estimated to be 10 or 11 years at the time they were placed in orbit. Upon acquisition in 2001, we began depreciating the satellites over their respective remaining lives, ending in 2005.

During the year ended December 31, 2004, we initiated an inclined orbit of one of our satellites, effectively extending its useful life. In March 2005, in conjunction with a third party expert, we completed a formal evaluation of the impact of this action on the life of our satellite, and concluded that the satellite’s useful life had been extended by approximately five years. The depreciation life of this satellite was extended by five years from 2005 to 2010 on a prospective basis, which reduced our depreciation expense in 2005 by $4.1 million. We will continue to evaluate the useful life of each satellite upon the occurrence of a triggering event, which may include complete or partial failure or other anomaly of the satellite, an increase or decrease in the estimated fuel life, or changes in the intended use or replacement dates. These evaluations may result in additional or decreased depreciation expense, or an impairment charge.

Intangible Assets and Goodwill

Our intangible assets and goodwill arose primarily as a result of our 2001 acquisitions of the Motient and TMI satellite businesses. These transactions were accounted for using the purchase method of accounting. At the time of the acquisitions, we allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values.

The identified intangible assets were customer contracts and intellectual property related to the next generation integrated network. Customer contracts are being amortized over a period ranging from 4.5 to 5 years. Next generation intellectual property is being amortized over periods ranging from 4.5 to 15 years. Our next generation intellectual property consists of a combination of spectrum licenses and contractual rights to various spectrum licenses and authorizations, certain technology, and certain other rights which resulted primarily from the 2001 acquisitions. The useful life of our next generation intellectual property acquired from Motient and TMI, was initially set at 15 years based on the estimated useful life of our existing satellites. We evaluate the useful life of our next generation intellectual property when triggering events occur. At present, we believe this definite life is still appropriate, but we will reevaluate the useful life of our next generation intellectual property when we commence commercial deployment of the terrestrial component of the network. At that point, our next generation intellectual property will have many of the same attributes as terrestrial spectrum licenses held by cellular carriers who account for these assets as indefinite lived intangible assets.

Revenue Recognition

We generate revenue primarily through the sale of wireless airtime service and equipment. We recognize revenue when the services are performed or delivery has occurred, evidence of an arrangement exists, the fee is fixed or determinable, and collection is probable. We receive activation fees related to initial registration for our retail customers, which is deferred and recognized ratably over our customer’s contractual service period, generally one year. We also defer revenue when we receive payment from customers in advance of our provision of the related services. Equipment is sold independently of the wireless service contracts. We record equipment sales upon transfer of title, and recognize revenue upon shipment to the customers.

Determination of Fair Value of Partnership Interests Underlying Unit Incentive Plan Options

Determining the fair value of partnership interests underlying options (“Limited Partnership Interests”), requires making complex and subjective judgments. Partnership interests that are issued to holders of options granted under our Unit Incentive Plan have fewer rights than the outstanding partnership interests held by our other limited partners. Such limitations include, but are not limited to, the lack of a corresponding general partner share which provides voting and other rights. We utilized the market approach to estimate the fair value of Limited Partnership Interest at each date on which options were granted. The market approach uses an analysis of the observable market price of equity instruments for companies with similar assets and businesses. We estimated the value of a Limited Partnership Interest based on the values implied for partnership interests (“Full Partnership Interest”) held by limited partners, including SkyTerra and Motient, which hold significant interests in MSV, and whose equity securities are publicly traded. In order to derive the amount of the comparable companies’ security’s value attributable to the Full Partnership Interest we used the market approach to estimate the value of other equity investments and assets owned. We made adjustments to account for the differences in volatility and liquidity between the comparable companies’ reference securities and a private Full Partnership Interest. We determined the estimated value of a Limited Partnership Interest by making further adjustments to account for differences in rights attributable to a Full Partnership Interest as compared to those of a Limited Partnership Interest. There is inherent uncertainty in making these estimates.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues for the year ended December 31, 2006 increased to $34.9 million from $30.0 million for the year ended December 31, 2005, an increase of $4.9 million or 14%, due to an increase in equipment sales resulting from the completion and availability of our new G2 terminal. Other revenues consist of long distance telecommunications fees charged to customers.

Operating Expenses

Satellite operations and cost of services

Satellite operations and costs of services include expenses related to the operation of our satellite wireless network including personnel related expenses and facility costs. Operations costs for the years ended December 31, 2006 and December 31, 2005 were $14.7 million and $14.8 million, respectively.

Cost of Equipment Sold

Cost of equipment sold increased to $5.7 million in the year ended December 31, 2006 as compared to $1.6 million in the year ended December 31, 2005, an increase of $4.1 million or 73%. This increase was due to the increase in sales of inventory equipment resulting from the availability of our new G2 terminal.

Next Generation Expenditures

Next generation expenditures relate to the development and deployment of a next generation integrated network. Next generation expenses for the year ended December 31, 2006 increased to $22.6 million from $18.5 million for the year ended December 31, 2005, an increase of $4.1 million or 18.9%. During 2006, we incurred $2.0 million in additional employee related costs, which was primarily related to an increase in headcount from 24 to 37 employees at December 31, 2005 and 2006, respectively. Equity-based compensation expense increased by $1.2 million due to an increase in staffing and the acceleration of certain MSV options as result of the “change of control” resulting from the MSV Exchange Transactions in September 2006. Consulting and professional fees increased $0.5 million due to on-going development of our request for proposal for operational support and business support systems. Legal and regulatory fees increased by $3.0 million, of which $2.3 million relates to the write-off of our performance bond with the FCC as a result of the relinquishment of our satellite license for the orbital location covering South America. Patent fees increased $0.6 million due to the filing of existing patents internationally. These increases were offset by a reduction of research and development expenses by $3.2 million. We believe continued expansion of our next generation staffing and activities related to the development and deployment of a next generation integrated network will increase next generation expenses in the first quarter of 2007, which will increase our operating and net loss as compared to the same period in 2006.

Sales and Marketing

Sales and marketing costs include the cost of advertising, marketing and promotion. Sales and marketing costs increased $0.2 million or 8.0% from $2.5 million for the year December 31, 2005 to $2.7 million for the year ended December 31, 2006, primarily due to an increase in public relations expenses.

General and Administrative Expense

General and administrative expense includes finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions, excluding the costs related to development and deployment of the next generation integrated network. General and administrative expenses for the year ended December 31, 2006 were $19.7 million compared to $15.6 million for the year ended December 31, 2005, an increase of $4.1 million, or 21.1%. Employee related expenses increased by $3.0 million due to increased recruiting expenses, the addition of four new employees at MSV and executive bonuses incurred for the completion of the MSV Exchange Transactions. Equity-based compensation expense increased by $1.0 million due to increased staffing and the acceleration of certain MSV options as result of the “change of control” resulting from the MSV Exchange Transactions in September 2006. Insurance expense increased $0.4 million and audit and tax preparation fees increased by $0.2 million. Offsetting these increases was a $0.6 million reduction of general legal expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of our intangible assets. Our intangible assets and goodwill arose primarily as a result of our 2001 acquisition of the Motient and TMI satellite businesses. Depreciation and amortization expense for 2006 was $11.7 million compared to $16.1 million in 2005, a decrease of $4.4 million or 37.7% as a result of certain assets being fully depreciated in the year ending December 31, 2006.

Other Income and Expenses

Interest Expense

Interest expense for the year ended December 31, 2006 increased to $43.7 million from $0.1 million for the year ended December 31, 2005, which was primarily the result of the issuance of senior secured discount notes on March 30, 2006 and the amortization of the related deferred financing costs. We expect that our interest expense, and therefore net loss, will continue to increase in 2007 and thereafter.

Interest Income

Interest income for the year ended December 31, 2006 increased to $20.5 million from $3.5 million for the year ended December 31, 2005, an increase of $17.0 million. This increase was due to interest earned on funds received and invested after issuing the senior secured discount notes in March 2006.

Management Fee from TerreStar

In connection with the spin-off of TerreStar to MSV’s limited partners, we entered into a Management Services & Shared Facilities Agreement, whereby we and TerreStar agreed to provide each other with certain management related services and other services incident thereto, including, but not limited to, assistance with general management activities, the provision of personnel, as needed, to carry out such general management activities as well as access to our respective facilities and services related thereto. For the year ended December 31, 2006, we recognized $1.3 million related to services provided to TerreStar as compared to $3.6 million for the year ended December 31, 2005. As TerreStar was not spun off until May 2005, we received a management fee only for May through September of 2005. In May 2006, we discontinued providing general management services to TerreStar, but continue to recognized income for shared intellectual property development provided to TerreStar.

Other Income, net

During the year ended December 31, 2006 we recorded $0.3 million for the receipt of an outstanding customer balance that had not been previously recorded because our ability to collect such amount was uncertain. We also recorded approximately $0.2 million of unrealized foreign exchange gains relating to our Canadian operations for the year ended December 31, 2006 as compared to $0.1 million for the year ended December 31, 2005.

Minority Interest

For the year ended December 31, 2006, we recorded $7.7 million of minority interest for the period from September 25, 2006, the closing date of the MSV Exchange Transaction, through December 31, 2006. We do not own all of the limited partnership interests in MSV.

Income Taxes

During the year ended December 31, 2006, we recorded a provision of $1.3 million primarily due to income taxes related to deferred tax liabilities generated by MSV Canada. During the year ended December 31, 2005, a full valuation allowance was recorded on the deferred tax assets generated, and accordingly, no tax benefit was recorded. A significant portion of our losses are not taxed, as they are generated in a subsidiary formed as a partnership.

Loss from Discontinued Operations

The results of operations of TerreStar, which was spun-off in May 2005 as described above, are reflected in loss from discontinued operations. Loss from discontinued operations was $9.6 million for the year ended December 31, 2005.

Cumulative effect of change in accounting principle

Upon the adoption of FIN 46 in 2005, we began consolidating the accounts of MSV Canada. The difference between the net amount added to our consolidated balance sheet related to MSV Canada on January 1, 2005 and our previously recognized interest in MSV Canada represented a gain of approximately $0.7 million, which we recognized as a cumulative effect of change in accounting principle in 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues for the year ended December 31, 2005 increased to $30.0 million from $29.6 million for the year ended December 31, 2004, an increase of $0.4 million or 1.4%. This increase was attributable to a net increase in service revenues of $0.5 million, including $0.2 million of service revenues derived from the consolidation of MSV Canada beginning in 2005 as a result of our adoption of FIN 46 as described above. The increase in service revenues was offset by a $0.2 million reduction in equipment sales.

Operating Expenses

Satellite Operations and cost of services

Satellite operations costs for the year ended December 31, 2005 were $14.8 million compared to $18.2 million for the year ended December 31, 2004, a decrease of $3.4 million or 18.5%. This decrease was primarily the result of the consolidation of MSV Canada beginning in 2005, as described above, which resulting in a reduction in the satellite capacity services provided by MSV Canada of $5.7 million, as these charges were eliminated upon consolidation of MSV Canada beginning in 2005, and the inclusion of $2.2 million in operating expenses; a net reduction of $3.5 million. In addition, development fees for our new G2 terminal decreased by $1.1 million. Offsetting were increases of employee related costs by $0.9 million and facilities maintenance and repair costs by $0.4 million

Cost of Equipment Sold

Cost of equipment sold was $1.6 million for the years ended December 31, 2005 and 2004.

Next Generation Expenditures

Next generation expenses for the year ended December 31, 2005 increased to $18.5 million from $8.6 million for the year ended December 31, 2004, an increase of $9.9 million or 115.1%. During 2005, we incurred $2.0 million in additional employee related costs, which primarily related to headcount growth from 16 to 21 employees at December 31, 2004 and 2005, respectively. Compensation expense increased by $1.5 million due to an acceleration of deferred compensation expense related to employee options resulting from a change of control of the Company deemed to have occurred in February 2005. Additionally we incurred $4.2 million of additional research and development expenses, $1.3 million of additional professional and consulting expenses, $0.2 million of additional legal fees and $0.6 million of additional patent costs and fees in the year ended December 31, 2005 as a result of increased activities relating to regulatory approval, design, development and deployment of the next generation integrated network.

Sales and Marketing

Total sales and marketing costs for the year ended December 31, 2005 were $2.5 million compared to $2.1 million for the year ended December 31, 2004, an increase of $0.4 million or 18.3%. Employee related and marketing expenses increased $0.2 million each.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2005 were $15.6 million compared to $7.4 million in 2004, an increase of $8.2 million or 110.8%. This increase relates to $4.8 million in additional compensation cost primarily related to the amortization of deferred compensation associated with options, $3.8 million of which was attributable to an acceleration of deferred compensation cost resulting from a change of control of the Company deemed to have occurred in February 2005. We also recorded $1.5 million of compensation cost related to the modification of options. We incurred $0.8 million in additional professional fees related to the evaluation of certain transactions, including the consolidation of our ownership. Employee related costs increased from $0.9 million, primarily associated with the recognition of a full year of expense related to certain senior executives hired during 2004. Additionally, we incurred $0.2 million in additional bad debt expense.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of our intangible assets. Depreciation and amortization expense for 2005 was $16.1 million compared to $18.4 million in 2004, a decrease of $2.3 million or 12.5%. In March 2005, we adjusted the useful life of one of the satellites we utilize to recognize the effect of the initiation of inclined orbit, resulting in an increase in the remaining useful life of that satellite. This change in accounting estimate reduced depreciation expense by $4.1 million. The inclusion of MSV Canada in our consolidated results beginning in 2005, as a result of the adoption of FIN 46, as described above, increased depreciation expense by $1.4 million. Additionally, we recorded $0.4 million of additional depreciation expense related primarily to capital purchases made during 2005, and to a lesser extent changes in foreign currency rates increased our depreciation expense.

Interest Expense

Interest expense is comprised of the interest paid and accrued on our notes and interest on our vendor note payable. Interest expense for the year ended December 31, 2005 decreased to $0.1 million from $8.6 million for the year ended December 31, 2004, a decrease of $8.5 million.

This decrease was primarily the result of the conversion of our notes in November 2004, as described in note 5 to the consolidated financial statements included under Item 1. At the completion of this transaction, all outstanding principal and interest obligations on the notes were extinguished, resulting in an elimination of the associated interest expense for the remainder of the year ended December 31, 2004 and the year ended December 31, 2005. The interest expense recorded in the year ended December 31, 2005 related only to our note payable to Telesat Canada.

Equity in Losses of MSV Canada

Upon the adoption of FIN 46 in 2005, we began consolidating the accounts of MSV Canada and therefore we did not record any equity in the losses of MSV Canada during 2005. For the year ended December 31, 2004, we recorded equity in losses on investments in MSV Canada of approximately $0.3 million relating to our funding of the operations of MSV Canada.

The difference between the net amount added to our consolidated balance sheet related to MSV Canada on January 1, 2005 and our previously recognized interest in MSV Canada represented a gain of approximately $0.7 million, which we recognized as a cumulative effect of change in accounting principle in 2005.

Interest Income

Interest income relates to interest we earn on cash, cash equivalents, restricted cash and short-term investments. Interest income for the year ended December 31, 2005 increased to $3.5 million from $0.4 million for the year ended December 31, 2004, an increase of $3.1 million. This increase was primarily due to interest earned on funds received from existing investors in November 2004 in exchange for issuance of partnership units, as described above.

Management Fee from TerreStar

In connection with the spin-off of TerreStar to MSV’s limited partners, we entered into a Management Services & Shared Facilities Agreement, whereby we and TerreStar agreed to provide each other with certain management related services and other services incident thereto, including, but not limited to, assistance with general management activities, the provision of personnel, as needed, to carry out such general management activities as well as access to our respective facilities and services related thereto. For the year ended December 31, 2005, we recognized $3.6 million related to services provided to TerreStar under this agreement.

Loss from Discontinued Operations

The results of the operation of TerreStar, which was spun-off in May 2005 as described above, are reflected in loss from discontinued operations. Loss from discontinued operations was $9.6 million in 2005 compared to $1.9 million in 2004, an increase of $7.7 million or 405.3%. The increased loss was due to the write-off of $8.1 million of certain assets related to S-band spectrum rights, partially offset by a $0.4 million reduction in legal and regulatory fees.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments and accounts receivable. Our primary cash needs will be for working capital, capital expenditures and debt service and we believe that our existing cash resources will be sufficient to satisfy our anticipated cash requirements through at least the next 12 months. However, our ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We have financed our operations through the private placement of debt and equity securities and vendor financing. At December 31, 2006, we had $442.6 million of cash, cash equivalents and short-term investments compared to $112.2 million at December 31, 2005, excluding restricted cash. The outstanding balance of the Senior Secured Discount Notes issued on March 30, 2006 was $483.4 million as of December 31, 2006. The outstanding balance on our note payable to Telesat was $0.5 million on December 31, 2006 compared to $0.7 million at December 31, 2005.

We estimate that the total cost to develop and construct the two satellite components of our next generation integrated network in the United States and Canada, including the costs of the satellites, their launch, launch insurance, and associated ground segment will be approximately $1.1 billion. This estimate does not include approximately $250 million to construct a spare satellite that would not be launched (“ground spare”) but is required by the terms of our FCC authorization. While our ATC authorizations currently contemplate the construction of a ground spare, we expect to apply to the FCC for a waiver of this requirement based on our proposal to use the two new North American satellites as in orbit spares for each other, replicating the manner in which we operate today with our existing satellites.

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

Our plan for a South American satellite, for which we have also contracted with Boeing, may cause us to incur additional expenditures of approximately $540 million, depending upon how such a plan is pursued. In September 2006, we amended our contract with Boeing, in which we accelerated by approximately eight months the construction, launch and operations of the two North American satellites, and deferred the construction and launch schedule for a South American satellite (MSV-SA) to the third delivery position. To pursue construction and delivery of MSV-SA on the new schedule, we will be required to obtain a new FCC authorization for such satellite, which may not be granted.

The cost of building and deploying our next generation integrated network could exceed these estimates. For example, if we elect to defer payments under our satellite construction contract and/or if we exercise certain options to buy additional satellites or other equipment or services, our costs for the satellite component of our network will increase, possibly significantly. The magnitude of the terrestrial wireless network capital requirement depends upon a number of factors including: choice of wireless technology; target applications (for more limited mobility to full mobility); the general pace of construction; and the efficiency of the business case in the initially deployed markets. We intend to manage the terrestrial wireless build-out to be as success based as possible, thereby moderating capital requirements. However, we may not have control over each of these factors as our strategy involves working with various strategic and distribution partners who may have varying degrees of influence on these decisions in exchange for capital contributions and other commitments. In all scenarios, we will require significant additional capital, beyond our current resources.

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

Contractual Obligations

As of December 31, 2006, we and our consolidated subsidiaries were contractually obligated to make the following payments (in thousands):

		Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Operating leases	$7,987	$2,162	$3,917	$1,908	$—
Vendor note payable	513	280	233	—	—
Boeing	719,248	267,270	263,830	17,646	170,502
HNS	38,696	8,599	30,097	—	—
Principal and interest on senior secured discount notes	1,065,000	—	—	157,500	907,500
Other contracts	2,842	158	316	316	2,052

Total	$1,834,286	$278,469	$298,393	$177,370	$1,080,055

Leases

As of December 31, 2006, we have non-cancelable operating leases, expiring through August 2008. Office facility leases may provide for periodic escalations of rent, rent abatements during specified periods of the lease, and payment of pro rata portions of building operating expenses, as defined. We record rent expense for operating leases using the straight-line method over the term of the lease agreement.

Boeing Satellite Contract

MSV entered into a fixed price contract with Boeing to construct a space based network that consists of a space segment and ground segment. Boeing is responsible for the comprehensive design, development, construction, manufacturing, testing, and installation of a space-based network, providing satellite launch support and other services related to mission operations and system training.

Under the terms of the contract, we will purchase up to three satellites with an option for one additional satellite that must be exercised no later than July 1, 2008. Each satellite is contracted to have a mission life of 15 years with a portion of the contract value payable if certain performance incentives are met, over the expected 15-year operating life. Boeing has a first lien on each satellite and related work until title and risk of loss transfers to us upon launch.

In September 2006, we amended our satellite construction contract with Boeing. The amendment incorporated changes in the construction, delivery, and operational schedule for the three satellite-based networks such that Boeing is constructing two satellites on an accelerated schedule and allowing us to defer the construction start and associated payments related to the third satellite. As a result of this amendment, we surrendered the authorization for the South American satellite (MSV-SA) to the FCC. To pursue construction and delivery of MSV-SA on an amended schedule, the Company will be required to obtain a new FCC authorization for such satellite. In connection with the surrender of the license, the Company anticipates it will forfeit the $2.25 million remaining balance on the performance bond associated with the authorization. This resulted in a write-off of $2.25 million of the related restricted cash balance in June 2006, which is included in next generation expenditures in the accompanying consolidated statements of operations for the year ended December 31, 2006.

If we elect to terminate the Boeing contract in whole or in part, we will be subject to termination liability charges that would range from approximately $115 million to $155 million, declining in late 2007. If we elect not to start full construction on MSV-SA prior to November 8, 2007, it will be considered an in-part termination.

HNS Contract

We entered into an agreement with HNS to purchase four satellite base transceiver subsystems (the “SBTS”) for a fixed price of $43.0 million. The SBTS will integrate the satellite component into our next generation integrated network. HNS is our former subsidiary and is indirectly controlled by Apollo and therefore is a related party.

Other Contractual Obligations

We entered into an agreement in September 2005 with a third party that will provide us with rights to the use of certain intangible assets in future periods. We have prepaid approximately $3.0 million related to this agreement. We have also agreed to provide additional annual payments of approximately $158,000 for the remainder of the contract.

Deferred Revenue Obligations

We have deferred revenue obligations relating to prepayments and advances made by our customers. These obligations require us to provide certain services in the future utilizing our existing satellites. We have no obligation to repay these prepayments or advances in the event that we are unable to provide services on our existing satellites. As of December 31, 2006 we have total deferred revenue obligations of $26.3 million.

Senior Secured Discount Notes

In March 2006, we issued Senior Secured Discount Notes, with an aggregate principal amount of $750.0 million at maturity, generating gross proceeds of $436.2 million. Interest on the notes will accrete from the issue date at a rate of 14.0% per annum, until they reach full principal amount at April 1, 2010 (the “Senior Secured Discount Notes”). All of our domestic subsidiaries, MSV Corp. and MSV Canada, a consolidated variable interest entity for which we are the primary beneficiary, jointly and severally guarantee the Senior Secured Discount Notes. We will be required to accrue and pay cash interest on the notes for all periods after April 1, 2010 at a rate of 14.0% per annum, and cash interest payments will be payable in arrears semiannually on April 1 and October 1, commencing on October 1, 2010. The Senior Secured Discount Notes will mature on April 1, 2013. We may redeem some or all of the Senior Secured Discount Notes anytime after April 1, 2010 at a redemption price starting at 107% of the accreted value of the Senior Secured Discount Notes and declining to par after April 1, 2012. In addition, at any time before April 1, 2009, we may redeem up to 35% of the aggregate principal amount at maturity of the Senior Secured Discount Notes with the net proceeds of certain equity offerings at a redemption price equal to 114.0% of the accreted value of the Senior Secured Discount Notes plus interest, if any, if at least 65% of the originally issued aggregate principal amount of the Senior Secured Discount Notes remain outstanding. At any time before April 1, 2010, we may redeem all or a portion of the Senior Secured Discount Notes on one or more occasions at a redemption price equal to 100% of the accreted value plus a premium computed using a discount rate equal to the rate on United States Treasury securities maturing on or about April 1, 2010 plus 50 basis points. Upon the occurrence of certain change of control events, each holder of Senior Secured Discount Notes may require us to repurchase all or a portion of its Senior Secured Discount Notes at a price of 101% of the accreted value, plus, after April 1, 2010, accrued interest. The Senior Secured Discount Notes are secured by substantially all of our assets and rank equally in right of payment with our note payable.

The terms of the Senior Secured Discount Notes require us to comply with certain covenants that restrict some of our corporate activities, including our ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. We may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided we maintain a leverage ratio of 6.0 to 1.0. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. We were in compliance with the covenants of the Senior Secured Discount Notes as of December 31, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements. All subsidiaries in which we have a controlling financial interest are included in the consolidated financial statements, and we do not have any relationships with any special purpose entities.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Standards (“SFAS”) SFAS No. 109 Accounting for Income Taxes. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007. We are currently assessing the impact, if any, of FIN 48 on our consolidated financial statements. Based upon the analysis completed to date, the Company does not expect the adoption of FIN 48 to have a material effect on the Company’s financial position.

Related Party Transactions

BCE and Affiliates

As of December 31, 2006, BCE owned 7.6 million limited partner units of MSV and 759 shares of common stock of the general partner of MSV, through its wholly-owned subsidiary TMI. As such, certain transactions with BCE and its subsidiaries are related party transactions.

MSV Canada

MSV Canada, a variable interest entity for which MSV is the primary beneficiary, is majority owned by TMI. MSV has a rights and services agreement with MSV Canada, under which MSV provides various technical support and other services to MSV Canada, such as allowing access to its intellectual property; providing voice and data-switching capabilities; providing backup, restoral, and emergency spectrum and satellite capacity; and providing accounting, customer service, and billing services. MSV also leases satellite capacity from MSV Canada pursuant to a lease agreement. The term of the lease extends for 25 years and may be terminated by MSV with one year’s notice or by either party in certain circumstances. The amount of the lease payments is determined by the parties periodically based upon the amount of capacity usage by MSV and market rates. During the years ended December 31, 2004, 2005, and 2006, the capacity fee paid by MSV to MSV Canada was approximately $5.8 million, $6.3 million and $4.6 million, respectively. The rights and services fee received by MSV from MSV Canada during the years ended December 31, 2004, 2005, and 2006 was $3.6 million, $4.5 million and $4.9 million, respectively. These amounts are eliminated upon consolidation.

Telesat Canada

Telesat Canada is a wholly-owned subsidiary of BCE. MSV entered into a preferred provider agreement with Telesat Canada in January 2001, which was amended in October 2006. MSV and MSV Canada agreed to grant preferred provider status to Telesat Canada for any telemetry, tracking and control services and for any satellite procurement services that may be required by the Company or MSV Canada. This agreement will terminate on the later of its fifth anniversary or the date when Telesat and its affiliates collectively no longer hold the majority of the outstanding common shares of MSV Canada Holdings. During the years ended December 31, 2004, 2005 and 2006, MSV incurred expenses totaling approximately $2.4 million, $1.9 million and $0.7 million respectively, under the preferred provider agreement.

MSV also has an agreement with Telesat to obtain telemetry, tracking, and control services for its MSAT-2 satellite. The original term of the agreement ended on April 30, 2006, with automatic extension for three successive additional renewal periods of one year each, which MSV renewed in 2006. The agreement may be terminated at any time, provided that the Company makes a payment equal to the lesser of 12 months of service or the remaining service fee. During the years ended December 31, 2004, 2005 and 2006, MSV incurred expenses totaling approximately $1.1 million, $1.1 million and $0.9 million, respectively under this agreement.

During the years ended December 31, 2004, 2005 and 2006, MSV incurred approximately $0.1 million, $0.1 million and $0.2 million, respectively, for consulting services provided by Telesat Canada and $0.1 million during each period for administrative support services provided by Telesat Canada. MSV leases office space from Telesat Canada. During the years ended December 31, 2004, 2005 and 2006, MSV incurred approximately $0.4 million, $0.5 million and $0.5 million, respectively, of rent expense under the lease agreement. We also have a note payable due to Telesat Canada. As of December 31, 2006 we had approximately $0.2 million due to Telesat under its various agreements, in addition to the note payable.

Infosat Communications Inc.

MSV has agreed to provide Infosat Communications Inc., (“Infosat”), a subsidiary of Telesat and an affiliate of BCE, with satellite services in Canada, a portion of which have been prepaid. As of December 31, 2005 and 2006, the balance of this prepayment was approximately $21.4 million and $21.2 million, respectively. In the years ended December 31, 2004, 2005 and 2006, we provided approximately $2.5 million, $2.3 million and $1.7 million, respectively, of services to Infosat pursuant to this agreement, of which $2.1 million, $2.0 million and $1.5 million, respectively was to be paid in cash, and $0.4 million, $0.3 million and $0.2 million, respectively, was applied against the prepayment. We had a receivable of $0.3 million and $0.2 million from Infosat as of December 31, 2005 and 2006, respectively.

SkyTerra and the Apollo Fund IV L.P. and its Affiliates

Apollo Fund IV L.P. and its affiliates (Apollo) are significant holders of our common stock. Two of our Directors are partners at Apollo and four of the Directors of MSV GP are partners or are otherwise associated with Apollo. As such, certain transactions with other entities controlled by or affiliated with Apollo are related party transactions. MSV loaned us $2.5 million in October 2006. The related note bears interest at 5% compounded annually, and matures in October 2016. These amounts are eliminated upon consolidation.

Hughes Network Systems LLC

Hughes Network Systems LLC (“HNS”) is a former subsidiary of ours and is indirectly controlled by Apollo. During the years ended December 31, 2004, 2005 and 2006, we incurred approximately $2.5 million, $1.3 million, and $8.4 million respectively, for costs for services and equipment provided by HNS.

In October 2006, MSV entered into a preferred provider agreement with HNS. Under this agreement, for a period of five years MSV will grant preferred provider status to HNS for the provision of certain engineering and other services and the manufacture of certain equipment, in each case expected to be used by MSV in developing and deploying its next generation integrated network. In November 2006, MSV entered into an agreement with HNS to purchase four SBTS’s for a fixed price of $43.0 million. As of December 31, 2005 and 2006, we had amounts due to HNS for $0.5 million and $2.1 million, respectively.

Hughes Telematics, Inc.

In August 2006, we entered into an agreement to provide Hughes Telematics, Inc. ("Hughes Telematics"), an entity controlled by Apollo, with consulting services of our personnel. This agreement was terminated in February 2007. We have subsequently agreed to pay Hughes Telematics $5,000 per month for personnel services provided to us. In addition, Robert C. Lewis, who serves as General Counsel and Secretary on a part-time basis, for the Company, also serves part-time as general counsel and secretary for Hughes Telematics. During the year ended December 31, 2006, we provided approximately $0.1 million of consulting services to Hughes Telematics. The chief executive officer of Hughes Telematics is our former Chief Executive Officer and President and a current member of our Board of Directors.

Electronic System Products

During the years ended December 31, 2004, 2005, and 2006, MSV purchased certain services from Electronic System Products, Inc. of approximately $0.2 million, $11,000, and $0, respectively. Electronic System Products, Inc. was controlled by us until February 2006.

LCC International

During the years ended December 31, 2004, 2005, and 2006, we incurred approximately $0.2 million, $0.2 million, and $0.0 million, respectively, of consulting fees for services provided by LCC International, Inc., which is controlled by a former limited partner and former member of MSV GP’s Board of Directors.

Certain of our intellectual property was acquired by assignment from entities controlled by this former limited partner of the MSV and former member of the MSV GP’s Board of Directors. In certain circumstances where we generate royalties from licensing our ATC intellectual property to third parties, we may be required to share a portion of such royalty payments with such person and/or related entities.

TerreStar Networks Inc.

Motient, which owned 17% of MSV as of December 31, 2006, owns a controlling interest in TerreStar. We own approximately 12% of TerreStar. MSV has also granted options to purchase the common stock of TerreStar to certain employees of the MSV prior to the spin-off of TerreStar, the majority of which remain vested and exercisable as of December 31, 2006.

Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

The United States dollar is the functional currency for our consolidated financials. The functional currency of our Canadian operations is the Canadian dollar. The financial statements of these entities are translated to United States dollars using period end rates for assets and liabilities, and the weighted average rate for the period for all expenses and revenues. During the normal course of operating our current business, we are exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the Canadian dollar and the Euro. To reduce the impact of these risks on our earnings and to increase the predictability of cash flows, we use natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk. When natural offsets are not sufficient, from time to time, we enter into certain derivative contracts to buy and sell foreign currencies. Our foreign currency management policy prohibits speculative trading and allows for hedges to be entered into only when a future foreign currency requirement is identified. These contracts generally have durations of less than one year. We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives other than hedges reflected as current period income (loss) unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity and then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. As of December 31, 2006 we held hedge contracts that totaled approximately $3.6 million, all of which did not meet the hedge criteria of SFAS No. 133. We recognized a gain of approximately $39,000 during the year ended December 31, 2006, related to these ineffective hedges.

Interest Rate Risk

Changes in interest rates affect the fair value of our fixed rate debt. The fair value of our Senior Secured Discount Notes at December 31, 2006 was approximately $498.8 million. Based on balances outstanding at December 31, 2006, a 1% increase or decrease in interest rates, assuming similar terms and similar assessment of risk by our lenders, would change the estimated market value, or the estimated price at which the Senior Secured Discount Notes would trade, by approximately $26.9 million and $27.4 million, respectively at December 31, 2006. We do not have cash flow exposure to changing interest rates on our Senior Secured Discount Notes because the interest rate for these securities is fixed. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of future changes in market interest rates on Senior Secured Discount Notes may differ significantly from the impact shown in this sensitivity analysis

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31,

2006. Based on such evaluation, our chief executive officer and principal accounting officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Controls over Financial Reporting

The form of the MSV Exchange Transactions was such that SkyTerra was the legal acquirer of MSV. However, for financial reporting purposes, the MSV Exchange Transactions were accounted for as a reverse acquisition under the purchase method of accounting, with MSV treated as the accounting acquirer of SkyTerra. Accordingly, the historical financial statements of SkyTerra prior to September 25, 2006 are the historical financial statements of MSV. Because the closing of the MSV Exchange Transactions occurred on September 25, 2006, and given the nature and significance of MSV’s operations in relation to SkyTerra, management has not yet completed its final evaluation of the effectiveness of MSV’s internal controls over financial reporting. During the fourth quarter of 2006, we began to integrate senior management of the two organizations with the appointment of the MSV CEO and MSV CFO as CEO and CFO of SkyTerra respectively. In addition, management initiated the integration of SkyTerra’s and MSV’s financial statement close processes and began evaluating possible changes to SkyTerra’s entity-level internal controls. However, SkyTerra maintained separate controls from those of MSV with respect to its process/transaction level controls (i.e. purchasing, treasury management, etc). In light of the materiality of MSV’s financial position and operating results to our consolidated financial statements, we believe that a report issued pursuant to Item 308 of Regulation S-K that did not address the evaluation of MSV’s internal control over financial reporting would, at a minimum, not be meaningful and could be confusing with respect to the scope of the internal controls evaluated. Accordingly, we contacted the SEC in November 2006 to seek concurrence with our belief that such a report would not be meaningful and the SEC did not object to our position. We commenced documentation and testing of MSV’s internal controls and we expect SkyTerra to be in compliance with Item 308 as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information relating to our executive officers and directors, including our audit committee and audit committee financial experts will be in our definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2006 (the “2007 Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information relating to our executive officer and director compensation will be in the 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2007 Proxy Statement and is incorporated herein by reference.

Information relating to compensation plans under which our equity securities are authorized for issuance will be in the 2007 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Information relating to certain relationships and related transactions of the company will be in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following is a list of certain documents filed as a part of this report:

(1)	Financial Statements of the Registrant.

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of December 31, 2006 and 2005.

(iii)	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

(v)	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004.

(vi)	Notes to Consolidated Financial Statements.

All other schedules specified in Item 8 or Item 15(d) of Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

(b) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number		Description

3.1	–	Restated Certificate of Incorporation of the Company, which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 18, 2006 and is hereby incorporated herein by reference.

3.2	–	Amended and Restated By-Laws of the Company, which was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 18, 2006 and is hereby incorporated herein by reference.

4.1	–	Indenture, dated as of March 30, 2006, by and among Mobile Satellite Ventures LP and MSV Finance Co., the Guarantors named therein and the Bank of New York relating to the 14% Senior Secured Discount Notes due 2013.

10.1	–	The Company’s Nonqualified Stock Option Plan as amended and restated, which was filed as Exhibit C to the Company’s Definitive Proxy Statement dated November 18, 1994, for Stockholders Meeting held December 15, 1994, and is hereby incorporated herein by reference.

10.2	–	Amended and Restated Securities Purchase Agreement, dated as of June 4, 1999, among the Company, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and AIF/RRRR LLC, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.3	–	Form of Series 1-A Warrant of the Company, which was filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.4	–	Form of Series 2-A Warrant of the Company, which was filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.5	–	The Company’s Amended and Restated 1998 Long-Term Incentive Plan, which was filed as Exhibit 4(d) to the Company’s Form S-8 filed on November 3, 2000 and is hereby incorporated herein by reference.

Exhibit Number		Description

10.6	–	Amended and Restated Investment Agreement, dated as of October 12, 2001, by and among Motient Corporation, Mobile Satellite Ventures LLC, TMI Communications and Company, Limited Partnership, MSV Investors, LLC and the other investors named therein, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

10.7	–	Amended and Restated Limited Partnership Agreement, dated as of November 12, 2004, by and among MSV Investors, LLC, Mobile Satellite Ventures LP, et al. which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2004 and is hereby incorporated herein by reference.

10.8	–	Second Amended and Restated Parent Transfer/Drag Along Agreement by and among the Company, et al. which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 18, 2004 and is hereby incorporated herein by reference.

10.9	–	Voting Agreement, dated November 12, 2004, by and among MSV Investors, LLC, et al. which was filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2004 and is hereby incorporated herein by reference.

10.10	–	Note Exchange and Conversion Agreement, dated as of November 12, 2004, by and among MSV Investors, LLC, Mobile Satellite Ventures LP, et al. which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 18, 2004 and is hereby incorporated herein by reference.

10.11	–	Amendment to Employment Agreement, dated as of February 15, 2001, between the Company and Robert C. Lewis, which was filed as exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2001 and is hereby incorporated herein by reference.

10.12	–	Investment Agreement, dated as of April 2, 2002, between the Company and the Apollo Stockholders, which was filed as Exhibit 99.2 to the Company’s Current Report filed on Form 8-K, filed on April 4, 2002, and is hereby incorporated herein by reference.

10.13	–	Stipulation of Settlement in the matter In Re Rare Medium Group, Inc. Shareholders Litigation, Consolidated C.A. No. 18879 NC, which was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on April 4, 2002, and is hereby incorporated herein by reference.

10.14	–	Amended and Restated Limited Liability Company Agreement, dated as of April 22, 2005, by and between Hughes Network Systems, Inc. and the Company, which was filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated April 26, 2005 and is hereby incorporated herein by reference.

10.15	–	Stockholders Agreement, dated as of May 11, 2005, by and among TerreStar Networks, Inc., MSV Investors, LLC, et al., which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2005 and is hereby incorporated herein by reference.

10.16	–	Parent Transfer/Drag Along Agreement, dated as of May 11, 2005, by and among TerreStar Networks, Inc., the Company, et al., which was filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005 and is hereby incorporated herein by reference.

10.17	–	Conditional Waiver and Consent Agreement, dated as of May 11, 2005, by and among the Company, Motient Corporation, et al., which was filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2005 and is hereby incorporated herein by reference.

10.18	–	Separation Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and the Company, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K for dated January 3, 2006 and is hereby incorporated herein by reference.

Exhibit Number		Description

10.19	–	Tax Sharing Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K for dated January 3, 2006 and is hereby incorporated by reference.

10.20	–	Amendment No. 2 to the Amended and Restated Limited Partnership Agreement of Mobile Satellite Ventures LP, dated January 5, 2007, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 10, 2007, and is hereby incorporated herein by reference.

10.21	–	Form of Stock Purchase Agreement, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 10, 2007, and is hereby incorporated herein by reference.

10.22	–	Form of Indemnification Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2006, and is hereby incorporated herein by reference.

10.23	–	Restricted Stock Agreement, by and between Alexander H. Good and the Company, dated December 18, 2006, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2006, and is hereby incorporated herein by reference.

10.24	–	Restricted Stock Agreement, by and between Scott Macleod and the Company, dated December 18, 2006, which was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on December 19, 2006, and is hereby incorporated herein by reference.

10.25	–	Contract for Design, Development and Supply of Satellite Base Transceiver Sub-System (“S-BTS”) between Mobile Satellite Ventures LP and Hughes Network Systems, LLC, dated November 3, 2006, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 8, 2006, and is hereby incorporated herein by reference.

10.26	–	Amendment Agreement No. 1 to MSV Canada Shareholders Agreement by and among TMI Communications and Company, Limited Partnership, Mobile Satellite Ventures (Canada) Inc., Mobile Satellite Ventures Holdings (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.27	–	Preferred Provider Agreement, dated as of October 16, 2006, by and between Hughes Network Systems, LLC and Mobile Satellite Ventures LP, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.28	–	Non-Interference Agreement, dated as of October 6, 2006, by and among BCE Inc., Telesat Canada, Mobile Satellite Ventures (Canada) Inc., Mobile Satellite Ventures Holdings (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.29	–	Preferred Provider Extension Agreement, dated as of October 6, 2006, by and among Telesat Canada, Mobile Satellite Ventures (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.30	–	Pledge Release Agreement, dated as of October 6, 2006, by and among MSV Investors LLC, TMI Communication Delaware, Limited Partnership, Mobile Satellite Ventures LP and other beneficiaries of the Pledge Agreement, dated as of November 26, 2001, as amended, which was filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.31	–	Preferred Provider Termination Agreement, dated as of October 6, 2006, by and among BCE Inc., Mobile Satellite Ventures (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

Exhibit Number		Description

10.32	–	Exchange Agreement, dated as of October 6, 2006, by and between SkyTerra Communications, Inc. and BCE Inc., which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2006, and is hereby incorporated herein by reference.

10.33	–	Registration Rights Agreement, dated as of October 6, 2006, by and between SkyTerra Communications, Inc. and BCE Inc., which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 11, 2006, and is hereby incorporated herein by reference.

10.34	–	Registration Rights Agreement, dated as of September 25, 2006, by and between SkyTerra Communications, Inc. and Motient Corporation, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2006, and is hereby incorporated herein by reference.

10.35	–	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Mobile Satellite Ventures LP, dated as of September 25, 2006, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 28, 2006, and is hereby incorporated herein by reference.

10.36	–	Amendment No. 4 to the Amended and Restated Stockholders’ Agreement of Mobile Satellite Ventures GP, Inc., dated as of September 25, 2006, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 28, 2006, and is hereby incorporated herein by reference.

10.37	–	Preferred Redemption Agreement, dated May 6, 2006, by and among the Company, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.38	–	Exchange Agreement, dated May 6, 2006, by and among Motient Corporation, Motient Ventures Holding Inc. and the Company, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.39	–	Form of Exchange Agreement, dated May 6, 2006, by and among the Company, certain corporations affiliated with Columbia Capital and Spectrum Equity Investors, MVH Holdings, Inc. and Motient Corporation, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.40	–	Registration Rights Agreement, dated May 6, 2006, by and among the Company and each of the Blocker Corporations and each of the stockholders of the Blocker Corporations, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.41	–	Merger Agreement, dated May 6, 2006, by and among Bay Harbour MSV, Inc., Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., Bay Harbour Master Ltd., MSV Rollup LLC and the Company, which was filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.42	–	Form of Asset Purchase Agreement, dated May 6, 2006, by and among the Company and each of the MSV Minority Investors, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.43	–	Registration Rights Agreement dated, May 6, 2006, by and among Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd. et al. and the Company, which was filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

Exhibit Number		Description

10.44	–	Amendment No. 2 to TerreStar Networks, Inc. Stockholders’ Agreement, which was filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.45	–	TerreStar Networks Inc. Amended and Restated Stockholders’ Agreement, which was filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.46	–	Amendment No. 3 to Amended and Restated Stockholders’ Agreement of Mobile Satellite Ventures GP Inc., which was filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.47	–	Note Purchase Agreement, dated as of December 30, 2005, by and among Hughes Communications, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 3, 2006 and is hereby incorporated herein by reference.

10.48	–	Security Agreement, dated as of January 1, 2006, by and between Hughes Communications, Inc. and Apollo Investment Fund IV, L.P., as Collateral Agent and Secured Party, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 3, 2006 and is hereby incorporated herein by reference.

10.49	–	Registration Rights Agreement, dated as of January 1, 2006, by and among Hughes Communications, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC, which was filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on January 3, 2006 and is hereby incorporated herein by reference.

10.50	–	Membership Interest Purchase Agreement, by and among DTV Network Systems, Inc., The DIRECTV Group, Inc., SkyTerra Holdings, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC, dated as of November 10, 2005, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on January 3, 2006 and is hereby incorporated herein by reference.

10.51	–	Contract, dated January 9, 2006, between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures, LP for the MSV L-Bond Space-Based Network.

10.52	–	Amendment No. 1 to Contract between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures, LP for the MSV L-Bond Space-Based Network, dated March 9, 2006.

10.53	–	Amendment No. 2 to Contract between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures for the MSV L-Bond Space-Based Network, dated September 11, 2006.

10.54	–	Second Amended and Restated Intellectual Property Assignment and License Agreement , dated November 21, 2006 and effective October 1, 2006, between ATC Technologies LLC and TerreStar Networks Inc.

10.55	–	Letter Agreement, dated February 6, 2007, between Mobile Satellite Ventures, LP and Mobile Satellite Ventures (Canada) Inc.

10.56	–	Satellite Delivery Agreement, dated February 22, 2007, between Mobile Satellite Ventures LP and Mobile Satellite Ventures (Canada) Inc.

10.57	–	Capacity Lease Agreement, dated November 26, 2001, between Mobile Satellite Ventures (Canada) Inc. and 3051361 Nova Scotia Unlimited Liability Company.

10.58	–	MSV Canada Shareholders Agreement, dated as of November 26, 2001 by and among TMI Communications and Company, Limited Partnership, Mobile Satellite Ventures (Canada) Inc., Mobile Satellite Ventures Holdings (Canada) Inc. and Mobile Satellite Ventures LP

Exhibit Number		Description

10.59	–	Mobile Satellite Ventures LP 2001 Unit Incentive Plan (as amended and effective January 24, 2003).

10.60	–	Mobile Satellite Ventures LP 2001 Unit Incentive Plan (effective as of December 17, 2001) (amended as of July 1, 2004) (subject to further amendment October 11, 2005).

10.61	–	Form of Mobile Satellite Ventures LP 2001 Unit Incentive Plan (as amended) Nonqualified Unit Option Agreement.

10.62	–	Employment Letter of Alexander H. Good, dated February 26, 2004.

10.63	–	Amendment Agreement to Amend Employment Letter of Alexander H. Good, dated as of April 3, 2006, between Mobile Satellite Ventures and Alexander H. Good.

10.64	–	Change of Control Agreement, dated as of February 29, 2004, between Mobile Satellite Ventures LP and Alex H. Good.

10.65	–	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated February 24, 2005, between Mobile Satellite Ventures LP and Alexander H. Good.

10.66	–	Employment Letter of Scott Macleod, dated January 9, 2006.

10.67	–	Executive Change of Control Agreement, dated as of January 27, 2006, between Mobile Satellite Ventures LP and Scott Macleod.

10.68	–	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated January 27, 2006, between Mobile Satellite Ventures LP and Scott Macleod.

10.69	–	Mobile Satellite Ventures LP 2001 Unit Incentive Plan (as amended) Phantom Unit Agreement, dated January 27, 2006, between Mobile Satellite Ventures LP and Scott Macleod.

10.70	–	SkyTerra Communication, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Annex III to the Company’s Definitive Proxy, filed June 23, 2006).

10.71	–	Restricted Stock Agreement, by and between Robert Lewis and the Company, dated January 11, 2007.

16.1	–	Letter of Deloitte & Touche LLP, dated May 4, 2006, which was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K dated May 4, 2006 and is hereby incorporated herein by reference.

21	–	Subsidiaries of the Company are MSV Investors Holdings, Inc., a Delaware corporation, MSV Rollup, LLC, a Delaware corporation, MSV Rollup Sub, LLC, a Delaware corporation, MSV Investors, LLC, a Delaware corporation, TMI Communications Delaware Limited Partnership, a Delaware limited partnership, and Mobile Satellite Ventures LP, a Delaware limited partnership.

23.1	–	Consent of Ernst & Young LLP.

31.1	–	Certification of Alexander H. Good, Chief Executive Officer and President of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of Scott Macleod, Executive Vice President and Chief Financial Officer of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of Alexander H. Good, Chief Executive Officer and President of the Company, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of Scott Macleod, Executive Vice President and Chief Financial Officer of the Company, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYTERRA COMMUNICATIONS, INC.

By:	/S/ ALEXANDER H. GOOD
Name:	Alexander H. Good
Title:	Chief Executive Officer and President

Dated: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALEXANDER H. GOOD Alexander H. Good	Chief Executive Officer and President (Principal Executive Officer)	March 16, 2007

/S/ SCOTT MACLEOD Scott Macleod	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/S/ JEFFREY A. LEDDY Jeffrey A. Leddy	Director	March 16, 2007

/S/ ANDREW D. AFRICK Andrew D. Africk	Director	March 16, 2007

/S/ AARON J. STONE Aaron J. Stone	Director	March 16, 2007

/S/ MICHAEL D. WEINER Michael D. Weiner	Director	March 16, 2007

/S/ WILLIAM F. STASIOR William F. Stasior	Director	March 16, 2007

SkyTerra Communications, Inc.

Consolidated Financial Statements

Years ended December 31, 2005 and 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SkyTerra Communications, Inc.

We have audited the accompanying consolidated balance sheets of SkyTerra Communications, Inc. (the Company) as of December 31, 2005 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyTerra Communications, Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, in 2005 the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities. Also, as discussed in Note 4, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payments.

/s/ Ernst & Young LLP

McLean, Virginia

March 15, 2007

SkyTerra Communications, Inc.

Consolidated Balance Sheets

(In Thousands)

	December 31
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$59,925	$195,017
Investments	52,278	247,625
Restricted cash	1,664	26
Accounts receivable, net of allowance of $44 and $103, respectively	3,370	4,632
Management fee due from TerreStar	769	127
Inventory	710	3,199
Prepaid expenses and other current assets	1,090	3,150

Total current assets	119,806	453,776
Property and equipment, net	10,600	110,263
Intangible assets, net	61,958	54,446
Goodwill	16,936	16,932
Restricted cash, long-term	4,600	2,350
Debt issuance costs, net	—	12,130
Investment in TerreStar	—	111,967
Investment in TerreStar Global	—	653
Deferred income taxes	—	1,193
Other assets	2,884	3,337

Total assets	$216,784	$767,047

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$6,974	$13,227
Note payable, Telesat Canada, current portion	225	247
Deferred income taxes	—	2,137
Other current liabilities	74	151
Deferred revenue, current portion	4,538	5,350

Total current liabilities	11,811	21,112
Senior secured discount notes	—	483,410
Note payable, Telesat Canada, net of current portion	470	223
Deferred revenue, net of current portion	23,243	20,971

Total liabilities	35,524	525,716

Commitments and contingencies

Minority interest	—	361,274

Stockholders’ equity (deficit):
Common stock, $0.01 par value. Authorized 200,000,000 shares; 14,118,159 and 33,245,018 shares issued and outstanding at December 31, 2005 and 2006 respectively.	141	332
Non-voting common stock, $0.01 par value. Authorized 100,000,000 shares; 25,478,273 and 31,651,870 shares issued and outstanding at December 31, 2005 and 2006, respectively	255	317
Additional paid-in capital	331,510	4,862
Deferred compensation	(4,420)	—
Accumulated other comprehensive loss	(1,123)	(798)
Accumulated deficit	(145,103)	(124,656)

Total stockholders’ equity (deficit)	181,260	(119,943)

Total liabilities and stockholders’ equity (deficit)	$216,784	$767,047

See accompanying notes.

SkyTerra Communications, Inc.

Consolidated Statements of Operations

(In Thousands except per share data)

	Year ended December 31
	2004	2005	2006
Revenues:
Services and related revenues	$26,664	$27,200	$27,155
Equipment sales	2,164	1,936	6,984
Other revenues	769	838	715

Total revenues	29,597	29,974	34,854
Operating expenses:
Satellite operations and cost of services (exclusive of depreciation and amortization shown separately)	18,206	14,837	14,664
Cost of equipment sold	1,622	1,577	5,738
Next generation expenditures (exclusive of depreciation and amortization shown separately)	8,593	18,516	22,639
Sales and marketing	2,142	2,536	2,655
General and administrative	7,350	15,552	19,716
Depreciation and amortization	18,439	16,109	11,701

Total operating expenses	56,352	69,127	77,113

Loss before other income (expense)	(26,755)	(39,153)	(42,259)
Other income (expense):
Rights and services fee from MSV Canada	3,568	—	—
Management fee from TerreStar	—	3,621	1,331
Interest income	442	3,490	20,517
Interest expense	(8,551)	(145)	(43,740)
Other income, net	55	61	602

Loss before income taxes, minority interest, and equity in losses of MSV Canada	(31,241)	(32,126)	(63,549)
Provision for income taxes	—	—	(1,255)
Minority interest	—	—	7,704
Equity in losses of MSV Canada	(275)	—	—

Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(31,516)	(32,126)	(57,100)
Loss from TerreStar discontinued operations	(1,939)	(9,553)	—

Loss before cumulative effect of change in accounting principle	(33,455)	(41,679)	(57,100)
Cumulative effect of change in accounting principle	—	724	—

Net loss	$(33,455)	$(40,955)	$(57,100)

Basic and diluted loss per common share	$(1.06)	$(1.03)	$(1.24)
Basic and diluted weighted average common shares outstanding	31,509,079	39,596,433	46,222,570

See accompanying notes.

SkyTerra Communications, Inc.

Consolidated Statements of Changes in Stockholders Equity (Deficit)

(In Thousands, except for share data)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	4,047,046	$40	14,810,789	$148	$69,464	$—	$57	$(70,693)	$(984)
Issuance of common stock	10,071,113	101	10,667,484	107	162,425	—	—	—	162,633
Conversion of Notes	—	—	—	—	84,922		—	—	84,922
Issuance of MSV options	—	—	—	—	4,680	(4,680)	—	—	—
Equity-based compensation	—	—	—	—	—	495	—	—	495
Distribution of warrant in subsidiary	—	—	—	—	(96)	—	—	—	(96)
Net loss	—	—	—	—	—	—	—	(33,455)	(33,455)	$(33,455)
Change in market value of derivative instruments	—	—	—	—	—	—	(45)	—	(45)	(45)
Foreign currency translation adjustment	—	—	—	—	—	—	(506)	—	(506)	(506)

Balance, year ended December 31, 2004	14,118,159	141	25,478,273	255	321,395	(4,185)	(494)	(104,148)	212,964
Total, year ended December 31, 2004										$(34,006)

Issuance of MSV Options	—	—	—	—	8,717	(8,717)	—	—	—
Equity-based compensation	—	—	—	—	—	8,369	—	—	8,369
Distribution of TerreStar	—	—	—	—	869	113	—	—	982
Exercise of unit options in MSV	—	—	—	—	529	—	—	—	529
Net loss	—	—	—	—	—	—	—	(40,955)	(40,955)	$(40,955)
Change in market value of derivative instruments	—	—	—	—	—	—	(37)	—	(37)	(37)
Foreign currency translation adjustment	—	—	—	—	—	—	(592)	—	(592)	(592)

Balance, December 31, 2005	14,118,159	$141	25,478,273	$255	$331,510	$(4,420)	$(1,123)	$(145,103)	$181,260
Total, year ended December 31, 2005										$(41,584)

Effect of adoption of SFAS No. 123(R)	—	—	—	—	(4,420)	4,420	—	—	—
MSV Exchange Transactions	12,392,173	124	12,218,443	122	(336,360)	—	—	77,547	(258,567)
Recognition of change in value of minority interest redemption rights	—	—	—	—	3,069	—	—	—	3,069
Equity-based compensation	600,000	6	—	—	10,351	—	—	—	10,357
Exercise of MSV unit options	—	—	—	—	454	—	—	—	454
Exercise of stock options	89,840	1	—	—	258	—	—	—	259
Exchange of voting for nonvoting common stock by Apollo	6,044,846	60	(6,044,846)	(60)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(57,100)	(57,100)	$(57,100)
Foreign currency translation adjustment	—	—	—	—	—	—	325	—	325	325

Balance, December 31, 2006	33,245,018	$332	31,651,870	$317	$4,862	$—	$(798)	$(124,656)	$(119,943)

Total, year ended December 31, 2006										$(56,775)

See accompanying notes.

SkyTerra Communications, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year ended December 31
	2004	2005	2006
Operating activities
Net loss	$(33,455)	$(40,955)	$(57,100)
Loss from TerreStar discontinued operations	1,939	9,553	—

Loss from continuing operations	(31,516)	(31,402)	(57,100)
Adjustments to reconcile net loss to net cash used in operating activities:
TerreStar discontinued operations	(7,236)	113	—
Cumulative effect of change in accounting principle	—	(724)	—
Depreciation and amortization	18,439	16,109	11,701
Amortization of debt issuance costs and debt discount	—	—	43,680
Equity in losses of MSV Canada	275	—	—
Loss on forfeiture of performance bond	—	—	2,250
Equity-based compensation	495	8,369	10,444
Accretion on investments	—	—	(3,609)
Deferred income taxes	—	—	944
Minority interest	—	—	(7,704)
Changes in operating assets and liabilities:
Accounts receivable	917	53	(1,243)
Management fee due from TerreStar	—	(769)	642
Inventory	708	(12)	(2,489)
Prepaid expenses and other assets	333	(478)	(1,218)
Accounts payable and accrued expenses	2,765	672	(3,560)
Other current liabilities	(120)	9	77
Accrued interest on notes payable to investors	(12,589)	—	—
Deferred revenue	(2,677)	(988)	(1,467)

Net cash used in operating activities	(30,206)	(9,048)	(8,652)
Investing activities
Purchase of property and equipment	(344)	(294)	(99,063)
Purchase of intangible assets and other assets	(500)	(3,000)	—
Restricted cash	(1)	(6,134)	1,638
Investing activities of TerreStar discontinued operations	(3,791)	—	—
Purchase of investments	—	(52,278)	(471,528)
Proceeds from maturity of investments	—	—	279,790
Cash acquired in MSV Exchange Transactions	—	—	10,310
Investment in TerreStar Global	—	—	(653)

Net cash used in investing activities	(4,636)	(61,706)	(279,506)
Financing activities
Proceeds from issuance of Class A Preferred Units in MSV	17,633	—	—
Proceeds from issuance of Common Units in MSV	145,000	—	—
Proceeds from issuance of senior secured discount notes, net of debt issuance costs of $13,118	—	—	423,052
Principal payment on note payable to investors	(2,370)	—	—
Principal payment on note payable to Telesat Canada	—	(206)	(225)
Proceeds from exercise of stock options	—	—	259
Proceeds from exercise of MSV unit options	—	529	454
Financing activities of TerreStar discontinued operations	4	—	—

Net cash provided by financing activities	160,267	323	423,540
Effect of exchange rates on cash and cash equivalents	(66)	1,232	(290)

Net increase (decrease) in cash and cash equivalents	125,359	(69,199)	135,092
Cash and cash equivalents, beginning of period	3,765	129,124	59,925
Cash and cash equivalents, end of period	$129,124	$59,925	$195,017

Supplemental information
Cash paid for interest	$21,395	$102	$54
Cash paid for income taxes related to Hughes distribution	$—	$—	$6,131
Non-cash financing information
Conversion of Notes payable to investors	$84,922	$—	$—
Distribution of TerreStar	$—	$869	$—

See accompanying notes

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

1. Organization and Business

Through Mobile Satellite Ventures LP (MSV), SkyTerra Communications, Inc. (SkyTerra or the Company) provides mobile satellite and communications services to individual and corporate customers in the United States and Canada via its own satellite and leased satellite capacity. The Company is also engaged in planning, developing, and constructing a next generation integrated network. The Company’s operations are subject to significant risks and uncertainties including technological, competitive, financial, operational, and regulatory risks associated with the wireless communications business. Uncertainties also exist regarding the Company’s ability to raise additional debt and equity financing and the ultimate profitability of the Company’s proposed next generation integrated network. The Company will require substantial additional capital resources to construct its next generation integrated network.

The Company’s current operating assumptions and projections, which reflect management’s best estimate of future revenue, capital commitments, and operating expenses, indicate that anticipated expenditures through 2007 can be met by available working capital; however, the Company’s ability to meet its projections is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate. If the Company’s cash requirements are more than projected, the Company may require additional financing. The type, timing, and terms of financing, if required, selected by the Company will be dependent upon the Company’s cash needs, the availability of financing sources, and the prevailing conditions in the financial markets. There can be no assurance that such financing will be available to the Company at any given time or available on favorable terms.

2. Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, MSV, all wholly owned subsidiaries of the Company and MSV, and all variable interest entities for which the Company or MSV is the primary beneficiary. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP). The results for the Company include the results of MSV for all years presented and SkyTerra for the period from September 25, 2006, the closing date of the MSV Exchange Transactions, through December 31, 2006 (See Note 3 for a discussion of reverse acquisition accounting). The Company accounts for its investments in affiliates in which it owns less than 20% of the voting stock and does not possess significant influence over the operations of the investee under the cost method of accounting. All intercompany accounts are eliminated upon consolidation.

3. MSV Exchange Transactions

On May 6, 2006, SkyTerra entered into agreements with certain other partners in MSV and the former minority stakeholders in SkyTerra’s MSV Investors, LLC subsidiary (MSV Investors) that, upon closing, resulted in the consolidation of majority ownership and control of MSV and MSV’s corporate general partner, Mobile Satellite Ventures GP Inc. (MSV GP), by SkyTerra, as well as SkyTerra owning all of the equity interests in MSV Investors (the MSV Exchange Transactions). Pursuant to these agreements, on September 25, 2006, SkyTerra issued an aggregate of 39,596,432 shares of its voting and non-voting common stock to a wholly owned subsidiary of Motient Corporation (Motient), other limited partners of MSV and the former minority stakeholders in MSV Investors in exchange for approximately 14.2 million limited partnership interests of MSV, all of the common stock of MSV GP and all of the equity interests in MSV Investors held by these parties, resulting in SkyTerra owning 52% of MSV on a fully diluted basis and 78% of MSV GP. Pursuant to the terms of these transactions, Motient agreed to use commercially reasonable efforts to distribute 25,478,273 shares of the common stock that it received to its common stockholders as soon as practical. Prior to such distribution by Motient, these shares are non-voting.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

Motient also has the right to exchange, until September 25, 2011, its remaining 17% ownership interest in MSV on a fully diluted basis for 18,855,144 shares of SkyTerra non-voting common stock, which will be exchangeable for a like number of shares of SkyTerra voting common stock upon the disposition of any such shares by Motient. Following a change of control of SkyTerra, as defined in the agreement with Motient, SkyTerra has the right to require Motient to complete the exchange of its remaining MSV interests. If Motient has not exchanged its remaining MSV interests by September 25, 2011 and a change of control of SkyTerra has not subsequently occurred with SkyTerra exercising its right, such remaining interests shall be exchanged for shares of non-voting common stock of SkyTerra at an exchange ratio reflecting the fair market value of such interests and SkyTerra’s common stock on May 6, 2021.

Notwithstanding the possible earlier exchange of Motient’s remaining MSV interests by Motient or SkyTerra, as an exchange will occur on May 6, 2021 at an exchange ratio determined by then current respective fair values of the investment of the MSV interests and SkyTerra common stock. The Company records Motient’s remaining minority interest in MSV at fair value at the end of each reporting period. Accordingly, the Company recorded the fair value of the minority interest of $280.3 million on September 25, 2006, and adjusted the minority interest to its fair value as of December 31, 2006. Future changes in the fair value of the MSV interests held by Motient will be recorded in minority interest, but will have no impact on the Company’s results of operations or cash flows. On each date an exchange occurs, the Company will eliminate any previous adjustments to minority interest and stockholders’ equity and will account for the exchange as an acquisition of the minority interests in MSV under the purchase method of accounting.

Notwithstanding the legal form of the transactions, the MSV Exchange Transactions have been accounted for as a reverse acquisition, with MSV being treated as the accounting acquirer of SkyTerra. The determination that MSV is the accounting acquirer was based primarily on the relative voting rights of the MSV and SkyTerra shareholder groups in the Company after the MSV Exchange Transactions and the composition of management of the Company after the MSV Exchange Transactions. Accordingly, the historical financial statements of the Company prior to September 25, 2006 are the historical financial statements of MSV. The consolidated financial statements of MSV have been retroactively adjusted to reflect the recapitalization of MSV with the 39,596,432 shares of SkyTerra common stock issued to MSV equity holders in the MSV Exchange Transactions.

The MSV Exchange Transactions have been accounted for as a reverse acquisition under the purchase method of accounting under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The purchase price is determined based on the fair value of the equity instruments of SkyTerra outstanding as of September 25, 2006. More specifically, the purchase price in the MSV Exchange Transaction was $398.4 million, which consists of (i) the $381.5 million attributed to the 24,610,616 shares of the Company’s common stock outstanding as of September 25, 2006, (ii) the $10.4 million attributed to outstanding options to purchase shares of the Company’s common stock exercisable as of September 25, 2006 and (iii) the $6.5 million estimated fair value attributed to the Company’s Series 1-A and Series 2-A warrants outstanding as of September 25, 2006. The fair value of the outstanding stock options and warrants were estimated using the Black-Scholes option pricing model.

The Series 1-A and Series 2-A warrants are exercisable at any time and expire on June 4, 2009. Pursuant to the original terms of the warrants, the exercise price and the number of shares for which the Series 1-A and Series 2-A warrants are exercisable for is subject to adjustment

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

under certain anti-dilution and other provisions contained in the warrants. As a result of the MSV Exchange Transactions, the Series 1-A and Series 2-A warrants were adjusted. Based on SkyTerra’s trading price as of December 31, 2006, the Series 1-A warrants are exercisable for 592,602 shares of the SkyTerra’s common stock at an exercise price of no less than $22.45 per share. The number of shares issuable upon exercise of the Series 1-A warrants and the exercise price is dependent on the trading price of the SkyTerra’s trading price and will begin decreasing on a sliding scale if SkyTerra’s trading price exceeds $40.00 per share down to a minimum of 316,754 shares at $0.10 per share if SkyTerra’s trading price equal or exceeds $70.00 per share. The Series 2-A warrants are exercisable for a maximum of 2,251,885 shares of SkyTerra’s common stock at an exercise price of no less than $29.39 per share.

The $398.4 million purchase price has been allocated on a preliminary basis to the acquired assets and liabilities based on their relative estimated fair value. The excess of the fair value of the net assets acquired over the purchase price has been reflected as a reduction of fair value, on a pro rata basis, of the investment in each of MSV and TerreStar Networks, Inc. (TerreStar). The final allocation of the purchase price is dependent on a number of factors, including the final evaluation of the fair value of the equity securities included in the purchase consideration and the fair value of the assets acquired and liabilities assumed. The following table presents the preliminary allocation (in thousands):

Current assets	$11,591
Investment in Mobile Satellite Ventures LP (a)	284,327
Investment in TerreStar (b)	111,967
Current liabilities	(9,516)

$398,369

(a)	As MSV is treated as the accounting acquirer, the MSV limited partnership units held by SkyTerra prior to the MSV Exchange Transactions are deemed to be reacquired in a treasury stock transaction. Accordingly, the value allocated to such limited partnership interests is recorded as a reduction of additional paid-in capital.
(b)	Subsequent to the MSV Exchange Transactions, the Company’s investment in TerreStar is accounted for under the cost method. The Company owns 12% of TerreStar.

The following unaudited pro forma information is presented for the years ended December 31, 2005 and 2006 as if the Company had completed the MSV Exchange Transactions as of January 1, 2005. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at such date or of the future results of operations (in thousands).

	Year ended December 31
	2005	2006
Pro forma revenues	$29,974	$34,854
Pro forma loss from continuing operations	$(28,862)	$(64,654)
Pro forma loss before cumulative effect of change in accounting principle	$(38,415)	$(64,654)
Pro forma net loss	$(37,691)	$(64,654)
Pro forma loss per share – basic and diluted	$(0.59)	$(1.01)
Pro forma weighted average shares – basic and diluted	64,207,048	64,296,889

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

4. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the consolidated financial statements include management’s judgments regarding the allowance for doubtful accounts, reserves for inventory, the values of MSV and TerreStar, useful lives of long lived assets, including satellites and next generation intellectual property, future cash flows expected from long-lived assets, accrued expenses, and the fair value of the Company’s Limited Investor units, volatility, and expected term, for purposes of accounting for options, and the estimates of future taxable income. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include investments with an original maturity of three months or less.

Investments

All of the Company’s investments are considered held-to-maturity with original maturities of less than one year and are reported at amortized cost. The fair value of held-to-maturity securities are as follows (in thousands):

	December 31
	2005	2006
Amortized cost and net carrying amount	$52,278	$247,625
Gross unrealized (loss) gain	(57)	2

Estimated fair value	$52,221	$247,627

Restricted Cash

The Company’s restricted cash relates to obligations to perform under certain regulatory requirements (see Note 10).

Inventory

Inventories consist of finished goods that are communication devices and are stated at the lower of cost or market, using the average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes, and records a charge to current-period income when such factors indicate that a reduction in net realizable value has occurred.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

Property and Equipment

Property and equipment acquired in business combinations are recorded at their estimated fair value on the date of acquisition. Purchases of property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets as follows:

Satellite system under construction	Not yet in service
Space and ground segments	5-10 years
Office equipment and furniture	3-5 years
Leasehold improvements	Shorter of the useful life or lease term

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property and equipment and intangible assets other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. No impairment charges were recorded related to the continuing operations of the Company in the years ended December 31, 2004, 2005, or 2006. The Company’s estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced significantly in the future. As a result, the carrying amount of long-lived assets may be reduced in the future.

Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, requires the use of a non-amortization approach to account for purchased goodwill. Under a non-amortization approach, goodwill is not amortized into results of operations, but instead is reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is determined to be more than its estimated fair value. The Company performs its annual impairment test on December 31st or when certain triggering events occur. No impairment charges were recorded in the years ended December 31, 2004, 2005, or 2006.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company maintained cash balances at financial institutions that exceeded Federally insured limits as of December 31, 2005 and 2006. The Company maintains its cash and cash equivalents at high-credit-quality institutions, and as a result, management believes that credit risk related to its cash is not significant.

The Company generally grants credit to customers on an unsecured basis. The Company performs ongoing evaluations of probability of collection of amounts owed to the Company. The Company records an allowance for doubtful accounts equal to the amount estimated to be potentially uncollectible.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

The Company’s significant customers, as measured by percentage of total revenues, were as follows:

	Year ended December 31
	2004		2005		2006
Customer A	14%		12%			*
Customer B		*		*	11%

The Company’s significant customers, as measured by percentage of total accounts receivable, were as follows:

	December 31
	2005		2006
Customer A		*	12%
Customer C		*	10%

*	Customer did not represent more than 10% for the period presented.

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosures regarding the fair value of certain financial instruments. The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of these instruments. The fair value of the Company’s held to maturity investments is $247.6 million as of December 31, 2006. The fair value of the Senior Secured Discount Notes (See Note 7) was approximately $498.8 million as of December 31, 2006.

Equity Based Compensation

SkyTerra has a long-term incentive plan, a nonqualified stock option plan, and an equity and incentive plan, which allows for the granting of options and other equity-based awards. In December 2001, MSV adopted a unit option incentive plan (MSV Unit Option Incentive Plan), which allows for the granting of options and other unit based awards to employees and directors upon approval by MSV’s Board of Directors, such plans are described more fully in Note 8.

In periods prior to January 1, 2006, MSV accounted for employee equity-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. MSV accounted for equity-based compensation awarded to non-employees as prescribed in SFAS No. 123, Accounting for Stock issued to Employees, and its related interpretations. Effective January 1, 2006, MSV adopted SFAS No. 123(R), Share Based Payments, using the prospective method, as MSV previously used the minimum-value method for disclosure purposes. Under the prospective transition method, the Company continues to record compensation expense for unvested options that were outstanding as of December 31, 2005 under the intrinsic value method of APB Opinion No. 25 and compensation expense for all options and awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123(R). Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R), operating expenses and net loss increased by approximately $3.3 million for the year ended December 31, 2006 and basic and diluted loss per share increased by $0.07 as compared to if the Company had continued to apply APB Opinion No. 25.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied in periods prior to the adoption of SFAS No. 123(R) (in thousands, except per share data):

	Year ended December 31
	2004	2005
Net loss, as reported	$(33,455)	$(40,955)
Add: Equity-based compensation expense, as reported	495	8,482
Deduct: Total equity-based compensation expense determined under fair value method	(1,952)	(10,709)

Pro forma net loss	$(34,912)	$(43,182)

Loss per share, as reported, basic and diluted	$(1.03)	$(1.24)

Loss per share, pro forma, basic and diluted	$(1.11)	$(1.09)

Revenue Recognition

The Company generates revenue primarily through the sale of wireless airtime service and equipment. The Company recognizes revenue when the services are performed or delivery has occurred, evidence of an arrangement exists, the fee is fixed and determinable, and collection is probable. The Company receives activation fees related to initial registration for retail customers, which are deferred and recognized ratably over the customer’s contractual service term, generally one year. The Company recognizes revenue or equipment sales upon transfer of title, which occurs at the time of shipment to the customer.

Next Generation Expenditures

The Company classifies costs it incurs related to the development and deployment of its next generation integrated network as next generation expenditures in the accompanying consolidated statements of operations in order to distinguish these costs from the costs related to its existing satellite-only Mobile Satellite Services (MSS).

Next generation expenditures include the following (in thousands):

	Year ended December 31
	2004	2005	2006
Employee related costs	$3,425	$6,918	$10,128
Research and development expenses	769	5,010	1,827
Professional and consulting expenses	2,663	2,573	3,087
Legal and regulatory fees	1,053	2,794	5,792
Patent costs and fees	683	1,221	1,805

Total next generation expenditures	$8,593	$18,516	$22,639

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded against deferred tax assets when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in evaluating whether it is more likely than not that deferred tax assets will be realized.

Foreign Currency and International Operations

The Company has operations in Canada. The functional currency of these operations is the Canadian dollar. The financial statements of these companies are translated to United States dollars using period-end rates for assets and liabilities, and period-average rates for revenues and expenses. The cumulative impact of the translation is included as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. In addition, the Company realized foreign exchange transaction gains, which are a component of other income in the accompanying consolidated statements of operations. For the years ended December 31, 2004, 2005, and 2006, foreign exchange transaction gains were approximately $41,000, $23,000, and $30,000, respectively.

Derivatives

The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current-period income (loss) unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity and subsequently recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in net loss as it occurs.

In the normal course of business, the Company is exposed to the impact of fluctuations in the exchange rate of the Canadian dollar and the Euro. The Company limits this risk by following an established foreign currency financial management policy. This policy provides for the use of forward and option contracts, which limit the effects of exchange rate fluctuations of the Canadian dollar on financial results. The Company does not use derivatives for trading or speculative purposes. As of December 31, 2005, and 2006, the Company hedged portions of its forecasted expenses and equipment purchases, payable in Canadian dollars or Euros, totaling approximately $1.2 million and $3.6 million, respectively, by entering into forward contracts and option contracts. In general, these contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception. All derivatives held by the Company at December 31, 2006 do not satisfy the documentation criteria of SFAS No. 133. The Company’s unrealized losses on these contracts were $0, and $32,000 as of December 31, 2005 and 2006, respectively, which are reflected in other income (expense) in the accompanying consolidated income statements.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

Other Comprehensive Income

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes revenue, expenses, gains, and losses that under GAAP are included in other comprehensive income (loss), but excluded from net income (loss). As of December 31, 2005 and 2006, accumulated other comprehensive loss, consisted of foreign currency translation adjustments.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding for the period. The Company’s restricted stock that was granted during the year ended December 31, 2006 (see Note 8) has been excluded from basic loss per common share until the shares vest. Diluted earnings (loss) per common share reflects the potential dilution for the exercise or conversion of securities into common stock. For the years ended December 31, 2004, 2005, and 2006, options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per common shares as the effect would have been anti-dilutive. In addition, the restricted stock that was granted during the year ended December 31, 2006 was excluded from the computation of diluted net loss per common share, as the effect would have been anti-dilutive. The Company also excluded the 18,855,144 shares issuable to Motient in exchange for Motient’s interest in MSV (see Note 3), as the effect would have been anti-dilutive.

Investments in MSV Canada and MSV Canada Holdings

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements.

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

In connection with its purchase of the satellite business of TMI Communications and Company LP (TMI) in 2001, MSV acquired a 20% equity interest in Mobile Satellite Ventures (Canada) Inc. (MSV Canada) and a 33 1/3% equity interest in Mobile Satellite Ventures Holdings (Canada) Inc. (MSV Canada Holdings). As of December 31, 2006, TMI owned 67% of MSV Holdings and 54% of MSV Canada through their ownership in MSV Holdings, and 20% of each of MSV and the corporate general partner on a fully diluted basis.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

MSV determined that it is the primary beneficiary of MSV Canada as a result of its direct and indirect ownership interests in MSV Canada, its obligation to fund the operation of MSV Canada, and the rights and services and capacity agreements between MSV and MSV Canada. MSV is obligated, by contract, to fund MSV Canada. This agreement may terminate upon written agreement between MSV and MSV Canada, or upon one party becoming the beneficial owner of all of the shares of MSV Canada.

In accordance with the transition provisions of FIN 46, the assets, liabilities, and noncontrolling interests of newly consolidated VIEs such as MSV Canada were initially recorded at the amounts at which they would have been carried in the consolidated financial statements if FIN 46 had been effective when the Company first met the conditions to be the primary beneficiary of the VIE. The assets, as consolidated by MSV, of MSV Canada consist primarily of its satellite, which had a carrying value of approximately $1.3 million and $0 at December 31, 2005 and 2006, respectively, and is included in property, plant, and equipment in the accompanying consolidated balance sheet. The consolidated liabilities of MSV Canada consist primarily of its deferred revenue, which had a carrying value of approximately $1.4 million and $0.5 million at December 31, 2005 and 2006, respectively, and is included in deferred revenue in the accompanying consolidated balance sheet.

The difference between the net amount added to the consolidated balance sheet related to MSV Canada and the Company’s previously recognized interest in MSV Canada represented a gain of approximately $0.7 million and was recognized as a cumulative effect of change in accounting principle during the year ended December 31, 2005. The adoption of FIN 46 on January 1, 2005 also increased total assets by approximately $3.3 million and total liabilities by approximately $2.6 million. Prior periods were not restated. Had FIN 46 been applied retroactively, the impact on prior periods would not have been material. Neither the assets nor liabilities of MSV Canada have been reported in the financial statements prior to January 1, 2005.

Investments in TerreStar and TerreStar Global

The Company accounts for its investment in TerreStar and TerreStar Global under the cost method for equity investments. Accordingly, the Company performs evaluations of the fair value of these investments whenever triggering events occur. In the year ended December 31, 2006, there were no impairment charges related to these assets.

Segments

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires public companies to disclose certain information about their reportable operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision makers in deciding how to allocate resources to an individual segment and in assessing performance of the segment. Accordingly, the Company’s consolidated operations have been classified into two reportable segments: SkyTerra and MSV (See Note 15).

Recent Pronouncements

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements. Based upon the analysis to date, the Company does not expect the adoption of FIN 48 to have a material effect on the Company’s financial position.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation in order to separately present cost of equipment sold.

5. Intangible Assets and Goodwill

On November 26, 2001, MSV acquired certain assets and liabilities of the satellite businesses of Motient and TMI. These transactions were accounted for using the purchase method of accounting. At the time of the acquisition, the Company allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values, which gave rise to the Company’s intangible assets and goodwill.

Identifiable intangible assets consisted of the following (in thousands):

	December 31
	2005	2006
Customer contracts	$18,219	$18,219
Next generation intellectual property	82,600	82,600

	100,819	100,819
Accumulated amortization	(38,861)	(46,373)

Intangible assets, net	$61,958	$54,446

Customer contracts were amortized over a period ranging from 4.5 to 5 years. Next generation intellectual property is amortized over periods ranging from 4.5 to 15 years with a weighted-average life of 14.9 years. During the years ended December 31, 2004, 2005, and 2006, amortization expense was approximately $9.5 million, $9.5 million, and $7.5 million, respectively, related to these intangible assets. Next generation intellectual property consists of a combination of licenses and contractual rights to various authorizations, various applications, certain technology, and certain other rights. The changes in the recorded balance of goodwill and customer contracts are the result of the fluctuation in exchange rates between the United States dollar and Canadian dollar.

Future amortization of intangible assets is as follows as of December 31, 2006 (in thousands):

2007	$5,585
2008	5,585
2009	5,473
2010	5,473
2011	5,473
Thereafter	26,857

$54,446

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

6. Balance Sheet Details

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31
	2005	2006
Satellite system under construction	$—	$102,932
Space and ground segments	48,510	48,696
Office equipment and furniture	958	1,467
Leasehold improvements	493	653

	49,961	153,748
Accumulated depreciation	(39,361)	(43,485)

Property and equipment, net	$10,600	$110,263

The Company capitalized $1.8 million related to a ground station to which it does not yet hold legal title. Title will pass to MSV upon completion of all payments for that equipment under the related Note Payable due to Telesat Canada (see Note 7). As of December 31, 2006, the cost, net of accumulated depreciation related to this equipment, was $1.2 million.

During the year ended December 31, 2004, MSV initiated inclined orbit of the MSAT-2 satellite, effectively extending its fuel life. In March 2005, management completed a formal evaluation of the impact of this action and concluded that the satellite’s useful life had been extended by approximately five years to December 2010. The depreciable life of this satellite was extended by five years on a prospective basis. This change in estimate decreased the net loss for the years ended December 31, 2005 by approximately $4.1 million or $0.09 per share. The satellite system under construction includes $4.5 million of capitalized interest as of December 31, 2006.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31
	2005	2006
Accounts payable	$2,342	$4,786
Accrued expenses	1,738	3,988
Accrued compensation and benefits	2,502	4,061
Accrued interest	392	392

Total accounts payable and accrued expenses	$6,974	$13,227

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

7. Debt

Debt consisted of the following (in thousands):

	December 31
	2005	2006
Note payable due to Telesat Canada, net of current portion	$695	$470
Senior secured discount notes, net	—	483,410

Total debt	$695	$483,880

In February 2003, MSV entered into an agreement with Telesat Canada, a satellite communications provider that is a related party (see Note 9) for the construction and procurement of a ground station. Telesat Canada provided financing for this project totaling approximately $1.0 million at an interest rate of 9.5%.

Future payments on the Telesat Canada note payable as of December 31, 2006, are as follows (in thousands):

2007	$279
2008	233

Total future payments	512
Less: interest	(42)

Principal portion	470
Less: current portion	(247)

Long-term portion of Note payable due to Telesat Canada	$223

In March 2006, MSV and its wholly-owned subsidiary, MSV Finance Co., issued Senior Secured Discount Notes with an aggregate principal amount of $750.0 million at maturity, generating gross proceeds of $436.2 million. MSV and MSV Finance Co. are jointly and severally liable for all obligations under the Senior Secured Discount Notes. All of MSV’s domestic subsidiaries, Mobile Satellite Ventures Corp. (a Canadian subsidiary) and MSV Canada, jointly and severally guarantee the Senior Secured Discount Notes. Interest on the notes will accrete from the issue date at a rate of 14.0% per annum, until per annum, until they reach full principal amount at April 1, 2010. Following April 1, 2010, interest will be payable semi-annually in arrears in cash at a rate of 14% per annum, with the first such payment being due on October 1, 2010. The Senior Secured Discount Notes will mature on April 1, 2013. MSV may redeem some or all of the Senior Secured Discount Notes any time after April 1, 2010 at a redemption price starting at 107% of the accreted value of the Senior Secured Discount Notes and declining to par after April 1, 2012. In addition, at any time before April 1, 2009, the Company may redeem up to 35% of the aggregate principal amount at maturity of the Senior Secured Discount Notes with the net proceeds of certain equity offerings at a redemption price equal to 114.0% of the accreted value of the Senior Secured Discount Notes plus interest, if any, if at least 65% of the originally issued aggregate principal amount of the Senior Secured Discount Notes remain outstanding. At any time before April 1, 2010, MSV may redeem all or a portion of the Senior Secured Discount Notes on one or more occasions at a redemption price equal to 100% of the accreted value plus a premium computed using a discount rate equal to the rate on United States Treasury securities maturing on or about April 1, 2010 plus 50 basis points.

Upon the occurrence of certain change of control events, each holder of Senior Secured Discount Notes may require MSV to repurchase all or a portion of its Senior Secured Discount Notes at a price of 101% of the

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

accreted value, plus, after April 1, 2010, accrued interest. The Senior Secured Discount Notes are secured by substantially all of MSV’s assets and rank equally in right of payment with the Note payable due to Telesat Canada.

The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of the Company’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. MSV may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided it maintains a leverage ratio of 6.0 to 1.0. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. The Company was in compliance with the covenants of the Senior Secured Discount Notes as of December 31, 2006.

In connection with the closing of the Senior Secured Discount Notes in March 2006, approximately $13.1 million in financing costs were incurred. These financing costs were deferred and are being amortized using the effective interest method over the life of the Senior Secured Discount Notes.

8. Unit and Stock Option Plans

MSV Unit Option Incentive Plan

In December 2001, MSV adopted a unit option incentive plan (MSV Unit Option Incentive Plan), which allows for the granting of options and unit-based awards to employees and directors upon approval by the MSV’s Board of Directors. Options to acquire units generally vest over a three-year period and have a 10-year life. As of December 31, 2006, the total options or other unit-based awards available for grant were 6.5 million. Certain options and restricted units provide for accelerated vesting if there is a change in control (as defined in the MSV Unit Option Incentive Plan).

The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes model were determined as described below. For the year ended December 31, 2006, MSV’s equity securities are not publicly traded, management used the median historical volatility of the public securities of three comparable companies whose value is predominantly derived from similar asset holdings. For the year ended December 31, 2006, the expected term of option awards was determined using the “short-cut approach” prescribed by Staff Accounting Bulletin Topic 14.D.2, as historical data for MSV is not sufficient or reliable for purposes of estimating the expected term of new grants. The risk-free rate was based on U.S. Treasury yields for securities with similar terms.

The table below summarized the key assumptions used in determining the fair value of MSV unit options:

	Year Ended December 31,
	2004	2005	2006
Expected volatility	0%	0%	48%
Expected term (years)	5	5	6
Risk free rate	0.9%-3.13%	2.4%-3.5%	4.2%-5.2%
Expected dividends	0%	0%	0%

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

Additionally, the fair value of units underlying the equity-based awards (Limited Investor Units) is an input to the determination of the fair value of equity-based awards, which requires complex and subjective judgments. The Company utilized a market approach to estimate the fair value of Limited Investor Units at each date on which equity-based awards were granted. The market approach uses an analysis of the observable market price of equity instruments for companies with similar assets and businesses as MSV, and which, in some cases hold MSV Common Units. In order to derive the amount of the comparable companies’ security’s value attributable to the Common Units, which are held by limited partners of MSV, the Company used a market approach to estimate the value of other equity investments and assets owned, and made adjustments to account for the differences in volatility and liquidity between implied value and a Common Unit. The Company determined the estimated value of a Limited Investor Unit by making further adjustments to account for differences in rights attributable to a Common Unit as compared to those of a Limited Investor Unit. There is inherent uncertainty in making these judgments and estimates.

Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company reclassified deferred compensation of $4.4 million to additional paid in capital. The total equity-based compensation expense related to the MSV Unit Option Incentive Plan recorded during the years ended December 31, 2004, 2005 and 2006 was approximately $0.5 million, $8.5 million, and $10.3 million, respectively, for all equity-based awards accounted for under either SFAS No. 123(R) or APB Opinion No. 25, as appropriate.

During 2005, the Compensation Committee of the Board of Directors of MSV’s general partner determined that a “Change of Control” of MSV, as defined in the Unit Option Incentive Plan, had occurred. This determination was related to Motient’s acquisition, in February 2005, of MSV interests previously held by other MSV limited partners. This Change of Control in turn triggered the acceleration of vesting of all of MSV’s then outstanding options that were subject to accelerated vesting. This modification resulted in recognition of approximately $3.8 million of compensation expense associated with these options in the year ended December 31, 2005.

During 2006, the Compensation Committee of the Board of Directors of MSV GP determined that a “Change of Control” of MSV, as defined in the Unit Option Incentive Plan, occurred with respect to certain outstanding options as a result of the MSV Exchange Transactions (see Note 3). This Change of Control triggered the acceleration of vesting of certain of MSV’s then outstanding options. This modification resulted in the recognition of approximately $0.6 million of compensation expense associated with these options in the year ended December 31, 2006.

In addition, during the year ended December 31, 2006, the Company recognized compensation expense of $2.4 million for grants of options to purchase the common stock of TerreStar made to certain employees of MSV prior to the spin-off of TerreStar (see Note 11). Of this amount, $1.3 million relates to the accelerated vesting of options due to a “Change of Control” of TerreStar that occurred when Motient acquired additional shares of TerreStar common stock in September 2006.

Additionally, during the year ended December 31, 2006, approximately $3.5 million of compensation expense was recorded under SFAS No. 123(R) related to the modification of an executive’s employment agreement.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

The activity under the Unit Option Incentive Plan is as follows:

	Options to Acquire Units	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	4,987,205	$9.49
Granted	634,000	51.73
Canceled	(57,000)	9.34
Exercised	(70,455)	6.45	$2,381

Options outstanding at December 31, 2006	5,493,750	$14.45	$101,387

Options exercisable, December 31, 2006	4,213,373	$8.91	$90,131

The weighted average grant date fair value of options granted during the years ended December 31, 2004, 2005 and 2006 was $4.61, $11.11, and $18.31, respectively. The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was $0, $2.8 million and $2.4 million, respectively.

The following table provides information about unit options under the MSV Unit Option Incentive Plan that are outstanding and exercisable as of December 31, 2006:

	Unit Options Outstanding			Unit Options Exercisable
Exercise Prices	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Life
$6.45	4,242,250	$6.45	6.32	3,775,539	$6.45	6.60
$29.45	687,500	$29.45	8.53	427,500	$29.45	8.62
$56.33	564,000	$56.33	9.22	10,334	$56.33	9.17

	5,493,750	$14.45	6.88	4,213,373	$8.91	6.56

As of December 31, 2006, the total compensation cost related to non-vested unit options not yet recognized was approximately $6.9 million, which is expected to be recognized over the weighted-average period of approximately 2.1 years.

During the year ended December 31, 2006, MSV granted an award of 50,000 restricted Limited Investor units to an executive. The Company recorded equity-based compensation expense of approximately $0.3 million during the year ended December 31, 2006 for this grant. This restricted unit award is accounted for under the provisions of SFAS No. 123(R) and is recognized as a liability and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. This restricted unit award will vest over five years: 20,000 units will vest after the second anniversary of the grant date and 10,000 units will vest annually thereafter, subject to certain acceleration provisions. As the restricted unit award vests, MSV is obligated to issue restricted units (or successor equity), if such restricted units or successor equity are then publicly traded. If the restricted units or successor equity are not publicly traded, payment equal to fair value shall be in cash, unless agreed otherwise.

The weighted average fair value of restricted unit grants made during year ended December 31, 2006 was $30.24 per unit. As of December 31, 2006, the total estimated equity-based compensation expense related to

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

non-vested restricted units not yet recognized is approximately $1.2 million, which is expected to be recognized over a period of 4.0 years. This amount may increase or decrease based on the fair value of the Company’s partnership units, as the award is “marked to market” at the end of each reporting period.

SkyTerra Equity-Based Compensation Plans

The Company provides incentive and nonqualified stock option plans for directors, officers and other key employees of the Company and others. The number of options to be granted and the option prices are determined by the Compensation Committee of the Company’s Board of Directors in accordance with the terms of the plans. Options generally expire five to ten years after the date of grant. The Company has reserved a total of 2.3 million shares of authorized common stock for issuance under the 1998 Long-Term Incentive Plan (the Stock Incentive Plan). The Company also has options outstanding to purchase 5,000 shares under its Nonqualified Stock Option Plan, but no new grants may be made under this plan. At the July 2006 annual meeting of stockholders, the Company’s stockholders approved the 2006 Equity and Incentive Plan (the 2006 Plan).

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

The following table reflects stock option activity and related information for the period from the September 25, 2006 closing date of the MSV Exchange Transactions through December 31, 2006:

	Options to Acquire Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Options outstanding at September 25, 2006	989,418	$8.97
Canceled	(3,000)	$31.12
Exercised	(89,840)	$2.88

Options outstanding at December 31, 2006	896,578	$9.53	$6,460

Options exercisable, December 31, 2006	896,578	$9.53	$6,460

The following table provides information about stock options that are outstanding and exercisable as of December 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Share	Weighted Average Exercise Price	Weighted Average Remaining Life
$ 0.56 - $ 0.56	270,000	$0.56	5.79	270,000	$0.56	5.79
$ 0.60 - $ 0.60	150,000	$0.60	6.27	150,000	$0.60	6.27
$ 1.18 - $ 1.44	160,000	$1.39	6.84	160,000	$1.39	6.84
$ 3.94 - $19.94	119,717	$14.23	6.54	119,717	$14.23	6.54
$20.43 - $82.00	196,861	$32.39	4.78	196,861	$32.39	4.78

	896,578	$9.53	5.94	896,578	$9.53	5.94

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

During the year ended December 31, 2006, the Company granted awards of 600,000 restricted shares of common stock to executives and recorded equity-based compensation expense of approximately $0.1 million for these grants. One-third of these awards will vest after three years; another one-third will vest on the first day following the 20th consecutive trading day on which the SkyTerra stock price exceeds $20 per share and the last third will vest on the first day following the 20th consecutive trading day on which the SkyTerra stock price exceeds $25 per share. The fair value of these restricted stock grants and deemed service period was estimated using a lattice model, with inputs of a 5.1% risk free rate and 37% volatility. The weighted average fair value of restricted stock grants made during year the ended December 31, 2006 was $12.07 per share. As of December 31, 2006, the total estimated equity-based compensation expense related to non-vested restricted stock not yet recognized is approximately $7.2 million, which is expected to be recognized over a period of 3.5 years.

9. Related Party Transactions

BCE and Affiliates

As of December 31, 2006, BCE, Inc. (BCE) owned 7.6 million limited partner units and 759 shares of common stock of MSV GP, through its wholly-owned subsidiary TMI. As such, certain transactions with BCE and its subsidiaries are related party transactions (see Note 15).

MSV Canada

MSV Canada, a variable interest entity for which MSV is the primary beneficiary, is majority owned by TMI (see Note 4). MSV has a rights and services agreement with MSV Canada, under which MSV provides various technical support and other services to MSV Canada, such as allowing access to its intellectual property; providing voice and data-switching capabilities; providing backup, restoral, and emergency spectrum and satellite capacity; and providing accounting, customer service, and billing services. MSV also leases satellite capacity from MSV Canada pursuant to a lease agreement. The term of the lease extends for 25 years and may be terminated by MSV with one year’s notice or by either party in certain circumstances. The amount of the lease payments is determined by the parties periodically based upon the amount of capacity usage by MSV and market rates. During the years ended December 31, 2004, 2005, and 2006, the capacity fee paid by MSV to MSV Canada was approximately $5.8 million, $6.3 million and $4.6 million, respectively. The rights and services fee received by MSV from MSV Canada during the years ended December 31, 2004, 2005, and 2006 was $3.6 million, $4.5 million and $4.9 million, respectively. These amounts are eliminated upon consolidation.

Telesat Canada

Telesat Canada is a wholly-owned subsidiary of BCE. MSV entered into a preferred provider agreement with Telesat Canada in January 2001, which was amended in October 2006. MSV and MSV Canada agreed to grant preferred provider status to Telesat Canada for any telemetry, tracking and control services and for any satellite procurement services that may be required by the Company or MSV Canada. This agreement will terminate on the later of its fifth anniversary or the date when Telesat and its affiliates collectively no longer hold the majority of the outstanding common shares of MSV Canada Holdings. During the years ended December 31, 2004, 2005 and 2006, MSV incurred expenses totaling approximately $2.4 million, $1.9 million and $0.7 million respectively, under the preferred provider agreement.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

MSV also has an agreement with Telesat to obtain telemetry, tracking, and control services for its MSAT-2 satellite. The original term of the agreement ended on April 30, 2006, with automatic extension for three successive additional renewal periods of one year each, which MSV renewed in 2006. The agreement may be terminated at any time, provided that the Company makes a payment equal to the lesser of 12 months of service or the remaining service fee. During the years ended December 31, 2004, 2005 and 2006, MSV incurred expenses totaling approximately $1.1 million, $1.1 million and $0.9 million, respectively under this agreement.

During the years ended December 31, 2004, 2005 and 2006, MSV incurred approximately $0.1 million, $0.1 million and $0.2 million, respectively, for consulting services provided by Telesat Canada and $0.1 million during each period for administrative support services provided by Telesat Canada. MSV leases office space from Telesat Canada. During the years ended December 31, 2004, 2005 and 2006, MSV incurred approximately $0.4 million, $0.5 million and $0.5 million, respectively, of rent expense related to the lease agreement with Telesat. The Company also has a note payable due to Telesat Canada (see Note 7). As of December 31, 2006 the Company had approximately $0.2 million due to Telesat under its various agreements, in addition to the note payable.

Infosat Communications Inc.

MSV has agreed to provide Infosat Communications Inc., (Infosat), a subsidiary of Telesat and an affiliate of BCE, with satellite services in Canada, a portion of which have been prepaid. As of December 31, 2005 and 2006, the balance of this prepayment was approximately $21.4 million and $21.2 million, respectively. In the years ended December 31, 2004, 2005 and 2006, the Company provided approximately $2.5 million, $2.3 million and $1.7 million, respectively, of services to Infosat pursuant to this agreement, of which $2.1 million, $2.0 million and $1.5 million, respectively, was to be paid in cash, and $0.4 million, $0.3 million and $0.2 million, respectively, was applied against the prepayment. The Company had a receivable of $0.3 million and $0.2 million due from Infosat as of December 31, 2005 and 2006, respectively.

SkyTerra and Apollo Investment Fund IV L.P. and Affiliates

Apollo Advisors L.P. and its affiliates (Apollo) are significant holders of SkyTerra common stock. Two of the Directors of SkyTerra are partners at Apollo and four of the Directors of MSV GP are partners or are otherwise associated with Apollo. As such, certain transactions with other entities controlled by or affiliated with Apollo are related party transactions.

Hughes Network Systems LLC

Hughes Network Systems LLC (HNS) is a former subsidiary of SkyTerra and is indirectly controlled by Apollo. During the years ended December 31, 2004, 2005 and 2006, MSV incurred approximately $2.5 million, $1.3 million, and $8.4 million, respectively, for costs for services and equipment provided by HNS.

In October 2006, MSV entered into a preferred provider agreement with HNS. Under this agreement, for a period of five years MSV will grant preferred provider status to HNS for the provision of certain engineering and other services and the manufacture of certain equipment, in each case expected to be used by MSV in developing and deploying its next generation integrated network. In November 2006, MSV entered into an agreement with HNS to purchase four satellite base transceiver subsystems (the SBTS) for a fixed price of $43.0 million (see Note 10). As of December 31, 2005 and 2006, the Company had amounts due to HNS for $0.5 million and $2.1 million, respectively.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

Hughes Telematics, Inc.

In August 2006, the Company entered into an agreement to provide Hughes Telematics, Inc. (Hughes Telematics), an entity controlled by Apollo, with consulting services of our personnel. This agreement was terminated in February 2007. The Company subsequently agreed to pay Hughes Telematics $5,000 per month for personnel services provided to the Company. In addition, Robert C. Lewis, who serves as General Counsel and Secretary on a part-time basis for the Company, also serves part-time as secretary and general counsel for Hughes Telematics. During the year ended December 31, 2006, the Company provided approximately $50,000 of consulting services to Hughes Telematics. The chief executive officer and president of Hughes Telematics is the Company’s former Chief Executive Officer and President and a current member of the Company’s Board of Directors.

Electronic System Products

During the years ended December 31, 2004, 2005, and 2006, MSV purchased certain services from Electronic System Products, Inc. of approximately $0.2 million, $11,000, and $0, respectively. Electronic System Products, Inc. was controlled by SkyTerra until February 2006.

LCC International

During the years ended December 31, 2004, 2005, and 2006 MSV incurred approximately $0.2 million, $0.2 million, and $0.0 million, respectively, of consulting fees for services provided by LCC International, Inc., which is controlled by a former limited partner and former member of MSV GP’s Board of Directors.

Certain of MSV’s intellectual property was acquired by assignment from entities controlled by this former limited partner of the MSV and former member of the MSV GP’s Board of Directors. In certain circumstances where the Company generates royalties from licensing its ancillary terrestrial component (ATC) intellectual property to third parties, the Company may be required to share a portion of such royalty payments with such person and/or related entities.

TerreStar Networks Inc.

Motient, which owned 17% of MSV as of December 31, 2006, owns a controlling interest in TerreStar. The Company owns approximately 12% of TerreStar. MSV has also granted options to purchase the common stock of TerreStar to certain employees of the MSV prior to the spin-off of TerreStar, the majority of which remain vested and exercisable as of December 31, 2006 (see Note 8).

10. Commitments and Contingencies

Leases

As of December 31, 2006, MSV has non-cancelable operating leases, expiring through August 2008. Rental expense, net of sublease income, for the years ended December 31, 2004, 2005, and 2006, was approximately $1.2 million, $1.3 million, and $2.1 million, respectively.

Office facility leases may provide for periodic escalations of rent, rent abatements during specified periods of the lease, and payment of pro rata portions of building operating expenses, as defined. The Company records rent expense for operating leases using the straight-line method over the term of the lease agreement.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

Boeing Contract

MSV has entered into a fixed price contract with Boeing Satellite Systems Inc. (Boeing) for the comprehensive design, development, construction, manufacturing, testing, and installation of a space-based network, providing satellite launch support and other services related to mission operations and system training.

Under the terms of the contract, the Company will purchase up to three satellites with an option for one additional satellite that must be exercised no later than July 1, 2008. Each satellite is contracted to have a mission life of 15 years with a portion of the contract value payable if certain performance incentives are met, over the expected 15-year operating life. Boeing has a first lien on each satellite and related work until title and risk of loss transfers to the Company upon launch.

In September 2006, MSV amended its satellite construction contract with Boeing. The amendment incorporated changes in the construction, delivery, and operational schedule for the three satellite-based networks such that Boeing is constructing two satellites on an accelerated schedule and allowing the Company to defer the construction start and associated payments related to the third satellite. As a result of this amendment, the Company surrendered its authorization for the South American satellite (MSV-SA) to the Federal Communications Commission (FCC). To pursue construction and delivery of MSV-SA on an amended schedule, the Company will be required to obtain a new FCC authorization for such satellite. In connection with the surrender of the license, the Company anticipates it will forfeit the $2.25 million remaining balance on the performance bond associated with the authorization. This resulted in a write-off of $2.25 million of the related restricted cash balance in June 2006, which is included in next generation expenditures in the accompanying consolidated statements of operations for the year ended December 31, 2006.

If MSV elects to terminate the Boeing contract in whole or in part, the Company will be subject to termination liability charges which would range from approximately $114 million to $154 million, declining in late 2007, which would be expensed when incurred. If MSV elects not to start full construction on MSV-SA prior to November, 2007, it will be considered an in-part termination. In accordance with the amended contract, future maximum contractual payments due under this contract, disclosed below, include all potential performance incentives and related interest payments on the incentives, not including options, or full construction for MSV-SA.

HNS Contract

MSV entered into an agreement with HNS to purchase four SBTS’s for a fixed price of $43.0 million. The SBTS will integrate the satellite component into the next generation integrated network.

Other Agreements

In September 2005, the Company entered into an agreement with a third-party that will provide the Company with rights to the use of certain intangible assets in future periods. The Company has prepaid approximately $3.0 million related to this agreement, $2.7 million of which is included in other assets, and $0.2 million included in prepaid expenses and other current assets as of December 31, 2006, in the accompanying consolidated balance sheet. The Company has also agreed to provide additional annual payments of approximately $0.2 million for the remainder of the contract. The Company is amortizing the costs of the contract ratably over the 20-year term of the agreement.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

Future minimum payments related to the Company’s commitments described in additional detail above, are as follows for the years ended December 31 (in thousands):

	Leases	Boeing	HNS	Other	Total
2007	$2,162	$267,270	$8,599	$158	$278,189
2008	2,210	190,690	19,348	158	212,406
2009	1,707	73,140	10,749	158	85,754
2010	1,759	10,403	—	158	12,320
2011	149	7,243	—	158	7,550
Thereafter	—	170,502	—	2,052	172,554

	$7,987	$719,248	$38,696	$2,842	$768,773

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

Regulatory Matters

During 2001, Motient applied to the FCC to transfer licenses and authorizations related to its L-Band MSS system to MSV. This transfer was approved in November 2001. In connection with this application, Motient sought FCC authority to launch and operate a next generation integrated network that will include the deployment of satellites and terrestrial base stations operating in the same frequencies. In February 2003, the FCC adopted general rules based on MSV’s proposal to develop a next generation integrated network, subject to the requirement that MSV file an additional application for a specific ATC consistent with the broader guidelines issued in the February 2003 order.

MSV believes that the ruling allows for significant commercial opportunity related to the Company’s next generation integrated network. Both proponents and opponents of ATC, including MSV, asked the FCC to reconsider the rules adopted in the February 2003 order. Opponents of the ruling advocated changes that could adversely impact MSV’s business plans. MSV also sought certain corrections and relaxations of technical standards that would further enhance the commercial viability of the next generation integrated network. The FCC issued an order on reconsideration of the February 2003 order in February 2005. The FCC granted some of the corrections and relaxations of technical standards MSV has advocated and has rejected the requests for changes advocated by opponents of the FCC’s February 2003 order. One party has filed a petition for reconsideration of the February 2005 order asking the FCC to adopt certain restrictions on the technical standards for ATC.

In November 2003, MSV applied for authority to operate ATC in conjunction with the current and next generation satellites of MSV and MSV Canada. The FCC’s International Bureau granted this authorization, in

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

part, in November 2004 and deferred certain issues to the FCC’s rule-making proceeding, which was resolved in February 2005. One opponent of MSV’s application has asked the FCC to review the MSV’s ATC authorization. This challenge is pending. The Company has also filed an application to modify its ATC authorization. Only one party has filed comments in opposition to this application. This application is pending. MSV also received authorization to construct, launch, and operate two satellites from the FCC. In addition to a petition for clarification filed by MSV, one party has filed a petition for reconsideration of MSV’s FCC satellite authorization for its North American satellite. This challenge is pending. MSV Canada has also received authorization from Industry Canada to construct, launch, and operate a satellite. Pursuant to the existing satellite licenses, MSV and MSV Canada must meet certain milestone dates for two North American satellites. In January 2006, MSV entered into a contract with Boeing to construct three satellites, one of which was designated to fulfill a South American authorization held by MSV, and the other two as required by the FCC and Industry Canada milestone requirements for the North American satellite authorizations. The FCC has ruled that MSV is compliant with this milestone requirement. One party has challenged this finding. This challenge is pending. Industry Canada has ruled that MSV Canada has met its first milestone with regard to design specifications. On January 10, 2005, and on May 23, 2005, the FCC’s International Bureau authorized MSV to launch and operate new L-Band MSS systems that will occupy orbital locations that are in addition to MSV’s existing orbital slots, and satellites. The International Bureau requires all grants for new satellite licenses to be supported by a performance bond, including milestone events as part of the bond conditions. In accordance with this requirement, MSV secured a five-year, $3.0 million bond for each satellite license. The bonds were fully collateralized by a $3.0 million letter of credit for each bond, secured by $6.0 million cash on deposit. During 2006, MSV achieved milestones that resulted in reduction of $1.5 million for both bonds and triggering equal reductions in the letters of credit and cash deposit collateralizing the bonds.

In June 2006, MSV surrendered its South American satellite authorization. In connection with the surrender of the license, MSV anticipates it will forfeit the $2.25 million remaining balance on the performance bond associated with that authorization. This resulted in a write-off of $2.25 million of the related restricted cash balance in June 2006, which is included in next generation expenditures in the accompanying condensed consolidated statements of operations for the year ended December 31, 2006.

There can be no assurance that, following the conclusion of the rule-making and the other legal challenges, MSV will have authority to operate a commercially viable next generation integrated network.

11. TerreStar Discontinued Operations

In February 2002, the MSV established TerreStar, then a wholly owned subsidiary, to develop business opportunities related to the proposed receipt of certain licenses in the S-band. The operating losses and cash used by TerreStar related to its activities to acquire rights to assets associated with its S-band license. In addition, TerreStar incurred costs related to its contract to construct a satellite system.

Distribution of TerreStar Stock

On December 20, 2004, MSV issued rights (the Rights) to receive all of the 23,265,428 shares of TerreStar Common Stock, which were owned by MSV, to its limited partners, pro rata in accordance with each limited partner’s percentage ownership. In addition, in connection with this transaction, TerreStar issued warrants to purchase an aggregate of 666,972 shares of TerreStar Common Stock to one of MSV’s limited partners, which had an exercise price of $0.21491 per share, which were valued using the Black-Scholes pricing model.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

On May 11, 2005, the limited partners exercised the Rights to acquire shares of Common Stock of TerreStar. As a result of this transaction, MSV divested its ownership interest in TerreStar, thereby affecting a spin-off, which was recorded as a distribution to the limited partners at book value. As a result of this transaction, SkyTerra received 5,303,215 shares of TerreStar common stock, which it accounts for under the cost method of accounting. TerreStar is no longer a subsidiary of the Company.

Subsequent to the spin-off, as MSV no longer has an ownership interest in TerreStar and is not the primary economic beneficiary of TerreStar, the accompanying consolidated financial statements do not include the assets or liabilities of TerreStar, which were approximately $9.7 million and $10.4 million, respectively, on May 11, 2005. The assets of TerreStar consisted primarily of intangible assets related to its S-band spectrum and satellite construction in progress. The liabilities of TerreStar consisted primarily of its obligations under the satellite construction contract. The accompanying consolidated financial statements include the results of TerreStar since its inception through May 11, 2005, which are presented as discontinued operations in the accompanying consolidated statements of operations.

In May 2005, MSV and TerreStar entered into a management services agreement whereby MSV agreed to provide certain services, to include technical and program management efforts associated with ATC network development as well as administrative support required to accomplish these tasks, which are disclosed in the accompanying consolidated statements of operations. TerreStar continues to be a related party, as Motient has a significant ownership interest in both the MSV and TerreStar. In May 2006, MSV discontinued providing general management services to TerreStar, but continued to recognize income for shared intellectual property development provided to TerreStar. In December 2006, SkyTerra paid $0.7 million for 1,568,214 shares of stock in TerreStar Networks Global Ltd (TerreStar Global), a wholly-owned subsidiary of TerreStar, representing a 13% ownership in TerreStar Global. Such investment is accounted for under the cost method of accounting.

12. Income Taxes

SkyTerra and its eligible subsidiaries file a consolidated United States Federal income tax return. As a limited partnership, MSV is not subject to income tax directly. Rather, each limited partner, including SkyTerra, is subject to income taxation based on such partner’s portion of MSV’s income or loss, as defined in the limited partnership agreement. MSV’s Canadian subsidiary and MSV Canada are taxed as corporations in Canada and, as such, are subject to Canadian entity-level tax. The Company’s income tax provision for 2006 relates to MSV Canada.

The components of loss before the income taxes, minority interest and equity in losses of MSV Canada, by country, are as follows (in thousands):

	Year ended December 31
	2004	2005	2006
United States	$(28,014)	$(28,966)	$(60,972)
Canadian	(3,227)	(3,160)	(2,577)

Total loss before the income taxes, minority interest and equity in losses of MSV Canada	$(31,241)	$(32,126)	$(63,549)

The components of the income tax provision consisted of the following (in thousands):

	Year ended December 31
	2004	2005	2006
Current provision	$—	$—	$311
Deferred provision	—	—	944

Total income tax provision	$—	$—	$1,255

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31
	2005	2006
Deferred tax assets:
Intangible assets	$—	$201,173
Net operating loss carryforwards	5,451	11,587
Senior secured discount note interest	—	7,844
Deferred revenue	—	5,541
Depreciation and amortization of property and equipment	3,152	1,852
Equity-based compensation	—	3,737

	8,603	231,734
Less-valuation allowance	(6,362)	(230,541)

	2,241	1,193

Deferred tax liabilities:
Deferred revenue	(2,241)	(2,137)

Other	(2,241)	(2,137)

Net deferred tax liabilities	$—	$(944)

For Federal income tax purposes, SkyTerra has unused net operating loss (NOL) carryforwards of approximately $16.8 million expiring in 2024 through 2025. The utilization of the NOL carryforwards may be subject to an annual limitation if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code. Additionally, despite the NOL carryforwards, the Company may have a future tax liability due to alternative minimum tax or state tax requirements.

As the distribution of Hughes Communications Inc. (Hughes), which was previously a consolidated subsidiary of SkyTerra, did not qualify as a tax-free spin-off, SkyTerra recognized a significant taxable gain related to the distribution in 2006 for Federal income tax purposes. The Company believes that its loss carryforwards are sufficient to offset such gain. However, pursuant to the tax sharing agreement between Hughes and the Company, Hughes will be responsible for any taxes, including alternative minimum tax or state taxes, relating to the distribution not otherwise offset by loss carryforwards. Accordingly, if the Company’s estimate of the tax obligations generated by the distribution changes and SkyTerra’s loss carryforwards are not sufficient to offset the obligation, Hughes will be responsible for reimbursing the Company for any resulting tax payments. If Hughes is unable to pay such taxes, the Company will be required to make such payments. As of December 31, 2006, the Company has recorded a $0.1 million liability relating to the remaining estimated taxes payable in connection with the distribution and a corresponding $0.1 million receivable from Hughes.

Prior to the closing of the MSV Exchange Transactions, a minority stakeholder in MSV Investors distributed to its shareholders all of its assets other than its interest in MSV Investors. Under the terms of the merger agreement between SkyTerra and the shareholders of the minority stakeholder, such shareholders have agreed to indemnify the Company for any taxes imposed on the minority stakeholder for any taxable period or portion thereof ending on or prior to the closing of the MSV Exchange Transactions, including all liabilities for

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

taxes relating to the distribution of its assets as described above. At closing, such shareholders paid the Company $7.5 million of cash, which the Company used to pay such taxes. To the extent that the tax liability shown due on any tax return that is filed by the merged entity after the closing with respect to taxable periods ending on or prior to the closing is less than $7.5 million, the Company will refund to the former shareholders the difference between such tax liability and $7.5 million. If the former shareholders are unable to pay any taxes which exceed the $7.5 million of cash provided to the Company, the Company will be required to make such payments. As of December 31, 2006, the cash and liability related to this arrangement was approximately $1.9 million.

Taxes computed at the U.S. statutory federal income tax rate of 34.0 percent are reconciled to the Company’s effective rate as follows:

	Year ended December 31
	2004	2005	2006
U.S. Federal taxes at statutory rate	$(9,021)	$(11,692)	$(21,596)
Effect of losses at subsidiary taxed as a partnership	9,618	11,842	19,649
Effect of foreign operations	37	1	(57)
Valuation allowance	(314)	224	1,692
Other	(320)	(375)	1,567

Income tax provision	$—	$—	$1,255

Income tax provision	0%	0%	(1.97%)

13. Retirement Plan

MSV has a tax-deferred savings plan (the Plan) that qualifies under Section 401(k) of the Internal Revenue Code (IRC). United States employees are eligible to participate in the Plan upon employment and attainment of age 21. Such employees may contribute a percentage of their income, subject to limitation of the IRC. The Plan contains provisions that allow MSV to make discretionary contributions and matching contributions. MSV made contributions of approximately $0.2 million, $0.2 million, and $0.3 million in the years ended December 31, 2004, 2005, and 2006, respectively. Employees vest immediately in the Company’s contributions.

14. Segment and Geographic Information

The following table presents certain financial information on the Company’s reportable segments for the year ended December 31, 2006. SkyTerra amounts reflect the results of operations for the period following the September 25, 2006 MSV Exchange Transactions through December 31, 2006. Prior to September 25, 2006, MSV was the only operating segment (in thousands).

	SkyTerra	MSV	Eliminations	Consolidated
Revenue	$—	$34,854	$—	$34,854
Operating expenses	(3,488)	(73,625)	—	(77,113)
Loss from operations	(3,488)	(38,771)	—	(42,259)
Interest income (expense), net	101	(23,324)	—	(23,223)
Other income, net	50	1,883	—	1,933
Income tax provision	—	(1,255)	—	(1,255)
Minority interest	—	—	7,704	7,704
Net income (loss)	(3,337)	(61,467)	7,704	(57,100)

Total Assets	114,153	655,420	(2,526)	767,047

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

Geographic information

The Company sells its services in the United States and through foreign subsidiaries in Canada. The following table presents certain financial information regarding attributable to each geographic region (in thousands):

	Year Ended December 31,
	2004	2005	2006
United States	$19,181	$17,664	$22,612
Canada	10,415	12,310	12,242

Total revenues	$29,596	$29,974	$34,854

The following table presents information regarding total assets attributable to each geographic region as stated below (in thousands):

	December 31,
	2005	2006
United States	$207,076	$762,638
Canada	9,708	4,409

Total assets	$216,784	$767,047

15. Subsequent events

On January 5, 2007, the Company acquired all of the equity interests in MSV LP and MSV GP, owned by BCE through the purchase of its wholly-owned subsidiary TMI Delaware. In exchange for approximately 7.6 million limited partnership interests in MSV LP and approximately 740 shares of MSV GP, the Company issued 21,393,355 shares of its non-voting common stock (the BCE Exchange Transaction). In addition, in accordance with the terms of the BCE Exchange Transaction, in exchange for 1,140,390 shares of our non-voting common stock, the Company acquired an additional 404,394 limited partnership interests of MSV from BCE. The Company is now the sole owner of MSV GP and owns approximately 83% of the outstanding limited partnership interests of MSV. These shares of our non-voting common stock are also exchangeable for a like number of shares of our voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of our voting common stock.

In addition, in accordance with the terms of the BCE Exchange Transaction, in exchange for 1,140,390 shares of our non-voting common stock, the Company acquired an additional 404,394 limited partnership interests of MSV from BCE. These shares of our non-voting common stock are also exchangeable for a like number of shares of our voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of our voting common stock.

The BCE Exchange will be accounted for under the purchase method of accounting. The $241.3 million estimated purchase price will be allocated to MSV’s assets and liabilities based on their estimated fair value, and will be allocated primarily to identifiable intangible assets. The final allocation of the purchase price will depend on a number of factors, including the final evaluation of the fair value of MSV’s tangible and identifiable intangible assets and liabilities as of the closing date.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

On February 8, 2007, Motient exchanged 5.1 million MSV limited partnership units for 14.4 million shares of the Company’s common stock in accordance with the terms of the MSV Exchange agreement, resulting in the Company’s owning approximately 91% of MSV and 100% of MSV GP. This exchange will be accounted for under the purchase method of accounting.

On February 9, 2007, the Compensation Committee of the Board of Directors of MSV GP modified the exercise prices of outstanding unit options as of February 9, 2007 with exercise prices of $56.33 to $35.00. No other terms, including vesting, were modified. This modification will result in the recognition of additional compensation expense during the year ending December 31, 2007.

16. Unaudited Interim Financial Information

The Company’s results were as follows (in thousands except per share data):

	2005
	Q1		Q2		Q3		Q4
Revenues	$7,190		$7,460		$7,905		$7,419
Loss before cumulative effect of change in accounting principle	(20,705)		(6,723)		(6,710)		(7,541)
Net loss	(19,981	)(1)	(6,723)		(6,710)		(7,541)
Basic and diluted loss per common share	$0.50		$0.17		$0.17		$0.19
(1) Includes $8.1 million related to discontinued operations for TerreStar (see Note 11).
	2006
	Q1		Q2		Q3		Q4
Revenues	$8,142		$9,355		$9,248		$8,109
Net loss	(10,701	)(3)	(18,085	)(3)	(15,584	)(3)	(12,730	)(3)
Basic and diluted loss per common share	$(0.27)		$(0.46)		$(0.39)		$(0.20)

(2)	Includes $2.3 million related to the write-off of the FCC performance bond (see Note 9)
(3)

Includes $0.5 million, $1.0 million, $1.0 million and $0.8 million of compensation expense recognized as a result of adopting SFAS No. 123(R) in the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, respectively.