Form 10-K/A
period 2006-12-31
SKYTERRA COMMUNICATIONS INC
filed 2007-04-27
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of April 20, 2007, 33,819,318 shares of our voting common stock and 68,592,958 shares of our non-voting common stock were outstanding.

EXPLANATORY PARAGRAPH

The purpose of this amendment is to amend and restate Part III of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007 (the “Form 10-K”). The amended and restated items are as follows:

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accounting Fees and Services.

Item 15. Exhibits, Financial Statement Schedules.

These items were omitted from the Form 10-K in reliance on instructions included in Form 10-K permitting the Registrant to incorporate such items by reference to the Registrant’s proxy statement, provided such proxy statement is filed within 120 days of the Registrant’s fiscal year-end. As the Registrant intends to file its proxy statement later than 120 days from its fiscal year-end, it is providing these items as part of this Form 10-K/A.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The following table sets forth information concerning the Company’s directors and executive officers as of April 20, 2007:

Name	Age	Position
Alexander H. Good (1)	57	Chief Executive Officer and President
Scott Macleod (2)	44	Executive Vice President, Chief Financial Officer and Treasurer
Robert C. Lewis	42	Senior Vice President, General Counsel and Secretary
Jeffrey A. Leddy	52	Director, former Chief Executive Officer and President
Andrew D. Africk (3)(4)	40	Director
Jeffrey M. Killeen (3)(4)	53	Director
William F. Stasior (3)	66	Director
Aaron J. Stone	34	Director
Michael D. Weiner	54	Director

(1)	Mr. Good also serves as Mobile Satellite Ventures LP’s, or MSV’s, Chief Executive Officer, President and Vice Chairman.
(2)	Mr. Macleod also serves as MSV’s Executive Vice President and Chief Financial Officer.
(3)	Member of the Audit Committee of the Board of Directors.
(4)	Member of the Compensation Committee of the Board of Directors.

Executives

Alexander H. Good – Chief Executive Officer and President. Mr. Good has been the Company’s Chief Executive Officer and President since December 2006. Mr. Good has served as MSV’s Chief Executive Officer, President and Vice Chairman of the Board since April 2004. In 2002 and 2003, prior to joining MSV, Mr. Good served as the Executive Chairman of Affinity Internet and Executive Chairman of Nexverse Networks, Inc., now Veraz Networks, Inc., and also served as a director of NextLevel Communications, Inc. Mr. Good was Chairman and CEO of @Link Networks, Inc. from 1999 to 2001. @Link Networks, Inc. filed a Chapter 11 bankruptcy petition in 2001, which was subsequently withdrawn. Mr. Good was Executive Vice President of Bell Atlantic Corporation (now Verizon) from 1997 to 1999. He served as Senior Vice President of Corporate Development of Bell Atlantic Corporation from 1995 to 1997 and was Chairman and CEO of Bell Atlantic International from 1994 to 1997. Mr. Good served as Senior Vice President of Mtel Communications, Inc. and CEO of MTEL International from 1990 to 1994.

Scott Macleod – Executive Vice President, Chief Financial Officer and Treasurer. Mr. Macleod has been the Company’s Executive Vice President, Chief Financial Officer and Treasurer since December 2006. Mr. Macleod has served as MSV’s Executive Vice President and the Chief Financial Officer since January 2006. From May 2003 to January 2006, Mr. Macleod served as a Managing Director of Rothschild Inc. From May 1999 to January 2003, Mr. Macleod was Chief Corporate Development Officer of XO Communications, and from 1992 to 1999, worked in Merrill Lynch’s Global Communications Group, serving most recently as Managing Director of such group. XO filed a Chapter 11 bankruptcy petition in June 2002.

Robert C. Lewis – Senior Vice President, General Counsel and Secretary. Mr. Lewis has been the Company’s Vice President and General Counsel since May 1998 and Secretary of the Company since August 1998. Mr. Lewis was appointed the Company’s Senior Vice President on July 26, 2000. Since February 1, 2007, Mr. Lewis has served on a part-time basis. Prior to joining the Company, Mr. Lewis was an associate at the law firm of Fried, Frank, Harris, Shriver & Jacobson from October 1992. Mr. Lewis currently also serves as the General Counsel and Secretary of Hughes Telematics, Inc., an affiliate of Apollo Advisors, L.P. and on the board of directors of Mobile Satellite Ventures GP, or MSV GP.

Directors

Jeffrey A. Leddy. Mr. Leddy has been a member of the Board of Directors of the Company since December 2006. Mr. Leddy has been employed as Chief Executive Officer by Hughes Telematics, Inc., an affiliate of the Apollo Stockholders, since December 2006. Mr. Leddy served as the Company’s Chief Executive Officer and President from April 2003 through December 2006, having served as its President and Chief Operating Officer since October 2002 and its Senior Vice President of Operations since June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies, most recently as a Vice President. Mr. Leddy also currently serves on the board of directors of Hughes Communications, Inc. and its subsidiary Hughes Network Systems LLC, MSV GP and Hughes Systique Corporation and Hughes Telematics, Inc.

Andrew D. Africk. Mr. Africk has been a member of the Board of Directors of the Company since June 1999. Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds including the Apollo Stockholders, where he has worked since 1992. He serves on the boards of directors of Intelsat Holdings, Ltd., Hughes Communications, Inc. and its subsidiary Hughes Network Systems, LLC, SourceCorp, Incorporated, MSV GP, TerreStar Networks, Inc. and several private venture companies, including Hughes Telematics, Inc. Mr. Africk also serves on our Audit Committee and Compensation Committee.

Jeffrey M. Killeen. Mr. Killeen has been a member of the Board of Directors of the Company since October 1998. Since January 1, 2002, Mr. Killeen has been Chairman and Chief Executive Officer of Globalspec, Inc., an information services company. Mr. Killeen was the Chief Executive Officer of Forbes.com from August 1999 to March 2001. Prior to that, from January 1998 to March 1999, Mr. Killeen was the Chief Operating Officer of barnesandnoble.com. Before joining barnesandnoble.com, Mr. Killeen served as President and Chief Executive Officer of Pacific Bell Interactive Media from August 1994 to January 1998. Mr. Killeen serves on the board of directors of drugstore.com, Inc. Mr. Killeen also serves on our Audit Committee and Compensation Committee.

William F. Stasior. Mr. Stasior has been a member of the Board of Directors of the Company since April 2000. Mr. Stasior was the Chairman and Chief Executive Officer of Booz Allen & Hamilton Inc., a management and technology consulting firm, from 1991 to 1999. Since October 1999, Mr. Stasior has been the Senior Chairman of Booz Allen. Mr. Stasior also serves on the boards of directors of OPNET Technologies, Inc., a software company that specializes in enhancing network performance for enterprises and service providers, and Vanu, Inc., a leading developer of software-defined radio technology. Mr. Stasior also serves on our Audit Committee.

Aaron J. Stone. Mr. Stone has been a member of the Board of Directors of the Company since June 2005. Mr. Stone is a partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds including the Apollo Stockholders, where he has worked since 1997. Mr. Stone also serves on the board of directors of AMC Entertainment Inc., Educate Inc., Intelsat Holdings, Ltd., Hughes Communications and its subsidiary Hughes Network Systems LLC and MSV GP.

Michael D. Weiner. Mr. Weiner has been a member of the Board of Directors of the Company since June 2005. Mr. Weiner has been Chief Legal Officer and General Counsel of Ares Management since September 2006. Previously, Mr. Weiner was employed with Apollo Advisors, L.P. and Apollo Real Estate Advisors and served as general counsel of the Apollo organization from 1992 to September 2006. Prior to joining Apollo, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius specializing in securities law, public and private financings, and corporate and commercial transactions. Mr. Weiner serves on the board of directors of Hughes Communications, Inc., Educate, Inc. and Goodman Global Holdings, Inc.

Audit Committee

The Company’s Audit Committee is currently composed of two outside directors, Mr. Killeen and Mr. Stasior, both of whom are independent under Rule 4200(a)(15) of the National Association of Securities Dealers’ (“NASD”) listing standards, and Mr. Africk. The Board of Directors has determined that Mr. Africk is an “audit committee financial expert” within the applicable definition of the SEC. Mr. Africk is not an independent director under Rule 4200(a)(15) of the NASD listing standards.

Code of Ethics

The Company has adopted a Code of Ethics for its Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on the Company’s website at www.skyterra.com. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, the Company believes that during the year ended December 31, 2006 its officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements, with the exception of the late filing of a Statement of Changes in Beneficial Ownership of the Apollo Stockholders that was filed one day late in connection with the redemption of their Series A Preferred Stock and of Messrs. Good and Macleod that were each filed one day late in connection with their first Form 4 filing following their appointment to their positions in December 2006.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company’s Compensation Committee is empowered to review and approve, or recommend for the approval of the full Board of Directors, the annual compensation for the executive officers of the Company. MSV has its own Compensation Committee as well, which is similarly empowered to review and approve annual compensation policy for executive officers and others. One of the two members of our Compensation Committee is a member of the MSV Compensation Committee. We expect our Compensation Committee will take an increasingly active role in reviewing compensation policies at MSV with respect to our executive officers who are also executive officers of MSV, as MSV is now a consolidated subsidiary.

Objectives of Compensation Program

The primary objective of our compensation program, including our executive compensation program, is to attract and retain qualified management who can work in the Company’s dynamic business environment. A further objective of our compensation program is to provide incentives and reward each member of management for their contribution to the Company. In addition, we strive to promote an ownership mentality among key leadership and the Board of Directors. Finally, we endeavor to ensure that our compensation program is perceived as fundamentally fair to all stakeholders. The compensation program at MSV has been based upon similar objectives.

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward each executive’s contribution to the Company. In measuring the executive officers’ contribution to the Company, the Compensation Committee considers numerous subjective factors, which historically have focused on the transactional nature of the Company’s business in recent years, rather than more traditional metrics in light of the fluid nature of the Company’s business.

MSV’s compensation program is similarly designed to reward each team member’s contribution to the Company as well as the achievement of individual objectives which are set at the beginning of each year, in addition to rewarding team members for the success of MSV as a whole.

Regarding most compensation matters, including executive and director compensation, our management provides recommendations to the Compensation Committee. The Compensation Committee has not historically delegated any of its functions to others in setting compensation. However, in light of the fact that our Chief Executive Officer and President and Executive Vice President, Chief Financial Officer and Treasurer are also executives of MSV, and are paid by MSV pursuant to employment agreements with MSV, their compensation, including bonuses are set by the MSV Compensation Committee, but will continue to be subject to our Compensation Committee’s oversight. We do not currently engage any consultant related to executive and/or director compensation matters.

Stock price performance has not been a significant factor in determining annual compensation because the price of the Company’s common stock is subject to significant fluctuations due to a variety of factors outside our control. The Company does not have an exact formula for allocating between cash and non-cash compensation, though historically we have provided little non-cash compensation, other than our equity programs. Cash compensation is generally paid as earned.

Elements of Our Compensation Plan and How They Relate to Our Objectives

Annual executive officer compensation consists of a base salary component and a discretionary annual bonus. It is the Compensation Committee’s intention to set total executive cash compensation sufficiently high to attract and retain a strong motivated leadership team, and recognize our executives’ roles in accomplishing extraordinary transactions. In 2006, the MSV Compensation Committee increased Mr. Good’s annual salary from $410,000 to $600,000 upon his assumption of the additional role of Chief Executive Officer and President of SkyTerra. In 2006, Mssrs. Leddy, Lewis and Kaufmann were each paid a one-time bonus received in recognition of their respective roles in connection with the significant transactions consummated in 2006, including the special dividend distribution of Hughes Communications to the Company’s security holders and the MSV Exchange Transactions.

Each of our executive officers has received stock option grants and/or restricted stock under either the Company’s 2006 Equity and Incentive Plan or the Company’s 1998 Long-Term Incentive Plan. To date we have not, as a general matter, issued either stock options or restricted stock to employees of MSV as such employees have options directly in MSV. To date, the number of stock options or shares of restricted stock granted to each executive officer is made on a discretionary rather than formula basis by the Compensation Committee. The 2006 fiscal year was the first year that we have granted restricted stock, as opposed to options, to executive officers of the Company or a subsidiary. The awards were designed to enhance retention and performance by providing for a three-year vesting schedule for one-third of the grant, and tying the other two-thirds to stock performance metrics. By adopting such an approach, we believe we have enhanced our ability to retain the services of such employees on a long-term basis while also further aligning their interests with those of our common stockholders.

How the Company Chose Amounts for Each Element

Each executive’s current and prior compensation is considered in setting future compensation. In addition, we informally review the compensation practices of other companies. The elements of our plan (e.g., base salary, bonus and stock options or restricted stock) are similar to the elements used by many companies. The exact base pay, stock grant, and bonus are chosen in an attempt to balance our competing objectives of fairness to all stakeholders and attracting/retaining our executives. For additional information regarding the 2006 compensation of our named executive officers, please see the Summary Compensation Table below.

Grant Policies

Subject to certain exceptions set forth below, the Company’s annual stock option grants to executives and others in recent years have coincided with the meeting of the Compensation Committee following year-end at which discretionary bonuses are considered. Except in the case of new hires, the Compensation Committee does not generally grant options on other dates. The grant date is established when the Company’s Compensation Committee approves the grant. The exercise price of each of our stock options grants under the 2006 Equity and Incentive Plan is, in accordance with the 2006 Plan, to be at fair market value on the date of grant based on the average of the closing bid and ask price on the grant date. The 1998 Long-Term Incentive Plan similarly provides for grants at the fair market value on the date of grant, though we do not expect significant activity under that plan. If at the time of any planned option grant date any member of our Board of Directors or executive team is aware of material non-public information, the Company would not generally make the planned stock option grant. In such event, as soon as practical after material information is made public, the Compensation Committee will have a specially called meeting and/or otherwise take all necessary steps to authorize a stock option grant. The Compensation Committee has not delegated the grant process. For additional information regarding the grants of stock options and restricted stock to our named executive officers in 2006, please see the table entitled 2006 Grants of Plan-Based Awards below.

The Compensation Committee of MSV sets the terms and pricing for grants options under MSV’s 2001 Unit Incentive Plan, in addition to making all grants to personnel at the level above Vice President. The Compensation Committee has fixed the form of agreement for such grants and delegated authority within a tightly defined matrix for the Chief Executive Officer of MSV to make grants of options to purchase MSV limited partnership units at the time of beginning employment with MSV to individuals at the level of Vice President’s and below. As MSV has historically been a private entity, the price has been the fixed by the Compensation Committee and is periodically reviewed. Subject to prior approval by the Compensation Committee or in accordance with the delegation process, each option is typically granted effective as of the hire date.

Accounting and Tax Considerations

Our stock option grant policies have been impacted by the implementation of SFAS No. 123(R), Share Based Payments, which we adopted in the first quarter of fiscal year 2006. Under this accounting pronouncement, we are required to value unvested stock options granted prior to our adoption of SFAS No. 123(R) under the fair value method and expense those amounts in the income statement over the stock option’s remaining vesting period.

We have generally structured our compensation program to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation is placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. In 2006, we did pay a discretionary bonus to our now former Chief Executive Officer and President in excess of the Internal Revenue Code Section 162(m) tax deduction limit by $1,554,039.

The 2006 Equity and Incentive Plan provides us with the ability to make cash based awards, as defined in the Plan, to an individual participant in the Plan of up to $3,000,000, in accordance with the terms of the Plan.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Form 10-K for the year ended December 31, 2006. Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s 10-K.

Compensation Committee

Andrew Africk

Jeffrey Killeen

Summary Compensation Table

The following table includes information concerning compensation for the one year period ended December 31, 2006 in reference to the five individuals who served as executive officers of the Company during the fiscal year, including our CEO and President, our former Chief Executive Officer and President, our Executive Vice President, Chief Financial Officer and Treasurer, our Senior Vice President and General Counsel and our former Controller and Treasurer.

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Comp. ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Comp. ($)		Total ($)
Alexander Good Chief Executive Officer and President (1)	2006	$434,137	$325,520		$4,136,432	(2)	$—		$—	$—	$11,631	(3)	$4,907,720

Jeffrey A. Leddy Former Chief Executive Officer and President Current Director (4)	2006	$304,039	$2,250,000	(5)	$—		$—		$—	$—	$10,000	(6)	$2,564,039

Scott Macleod Executive Vice President, Chief Financial Officer and Treasurer (7)	2006	$302,500	$148,958		$3,580,207	(8)	$3,962,250	(9)	$—	$—	$24,111	(10)	$8,018,026

Robert Lewis Senior Vice President, General Counsel and Secretary	2006	$205,000	$765,000	(11)	$—	(12)	$—		$—	$—	$10,000	(6)	$980,000

Craig Kaufmann Former Controller, Treasurer and Principal Accounting Officer (13)	2006	$152,308	$675,000	(11)	$—		$—		$—	$—	$10,000	(6)	$837,308

(1)	Mr. Good also serves as MSV’s Chief Executive Officer, President and Vice Chairman.
(2)	Value as determined pursuant to SFAS No. 123(R) provisions (but disregarding estimates of forfeitures). Consists of 400,000 shares of restricted stock of the Company, which are subject to various vesting requirements. For a discussion of the assumptions used in the valuation under SFAS No. 123(R), see Note 8 to our consolidated financial statements beginning on page F-20 of our Annual Report on Form 10-K for fiscal year 2006.
(3)	Includes $2,831 related to long-term disability benefits and $8,800 of employer contributions to the Company’s tax-qualified retirement plan.
(4)	Mr. Leddy ceased serving as Chief Executive Officer and President effective December 18, 2006.
(5)	Represents a one-time bonus received in recognition of his role in connection with the significant transactions consummated in 2006, including the special dividend distribution of Hughes Communications to the Company’s security holders and the MSV Exchange transactions. Includes a $250,000 bonus accrued in 2006 that was paid to Mr. Leddy in January 2007.
(6)	Represents the Company’s contribution to a Simple IRA plan.
(7)	Mr. Macleod also serves as MSV’s Executive Vice President and Chief Financial Officer.
(8)	Value as determined pursuant to SFAS No. 123(R) provisions (but disregarding estimates of forfeitures). Includes the value of 50,000 restricted MSV units granted in January 2006 by MSV in connection with Mr. Macleod’s employment, and accounted for pursuant to SFAS No. 123(R) and recognized as a liability. Also includes value of 200,000 shares of restricted stock of the Company, which are subject to various vesting requirements. For a discussion of the assumptions used in the valuation under SFAS No. 123(R), see Note 8 to our consolidated financial statements beginning on page F-20 of our Annual Report on Form 10-K for fiscal year 2006.
(9)	Value as determined pursuant to SFAS No. 123(R) provisions (but disregarding estimates of forfeitures). Consists of 225,000 MSV unit options granted in January 2006 in connection with Mr. Macleod’s employment. For a discussion of the assumptions used in the valuation under SFAS No. 123(R), see Note 8 to our consolidated financial statements beginning on page F-20 of our Annual Report on Form 10-K for fiscal year 2006.
(10)	Includes $14,047 of relocation expenses, $1,264 related to long-term disability benefits, and $8,800 of employer contributions to the Company’s tax-qualified retirement plan.

(11)	Represents a one-time bonus received in recognition of his role in connection with the significant transactions consummated in 2006, including the special dividend distribution of Hughes Communications to the Company’s security holders and the MSV Exchange Transactions.
(12)	Excludes a grant of 75,000 shares of restricted stock to Mr. Lewis under the 2006 Equity and Incentive Plan which became effective on January 12, 2007. On December 15, 2006, the date on which such grant was approved, subject to an effective registration statement and execution of an award agreement, the fair value of the our common stock, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board, was $13.305 per share. Such shares will vest as follows: (i) 33.34% of the shares (25,000 shares) on December 18, 2009; (ii) 33.33% of the shares (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $20 per share; and (iii) 33.33% of the shares (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $25 per share.
(13)	Mr. Kaufmann ceased serving as Controller, Treasurer and Principal Accounting Officer effective December 18, 2006.

Employment Contracts and Change in Control Arrangements

Mr. Good

Mr. Good is party to an employment agreement with MSV, the material terms of which are as follows: Mr. Good’s base salary is set at $600,000 and his discretionary bonus target is 75% of his annualized salary. The discretionary bonus target will be increased to 100% of base salary upon the closing of a strategic transaction by MSV in which strategic investors invest over $500 million in MSV. Under the employment agreement, Mr. Good was entitled to a special bonus payment of $267,800, payable upon the earlier to occur of: (i) Mr. Good’s TerreStar stock options (or successor options) becoming freely exercisable, marketable or “liquid” or (ii) Mr. Good’s employment being terminated by MSV other than for “cause” (as defined in the employment agreement). Mr. Good received such bonus payment on February 9, 2007, based on the circumstances described in clause (i) above. Mr. Good’s employment agreement also provides severance benefits under the circumstances described under the caption “Potential Payment Upon Termination or Change in Control” on page 18. Mr. Good also entered into a change of control agreement with MSV, described under the caption “Potential Payment Upon Termination or Change in Control” on page 18.

On December 18, 2006, Mr. Good was granted 400,000 restricted shares of the Company’s common stock (the “Good Restricted Stock”) under the 2006 Equity and Incentive Plan (the “Plan”), subject to a registration statement on Form S-8 (or such other form as may be appropriate) covering equity awards pursuant to the Plan becoming effective and the execution of an award agreement (the “Good Award Agreement”). The Form S-8 was filed and effective on January 12, 2007. The Good Restricted Stock will vest as follows: (i) 33.34% of the shares of Good Restricted Stock (133,334 shares) on December 18, 2009; (ii) 33.33% of the shares of Good Restricted Stock (133,333 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the common stock exceeds $20 per share; and (iii) 33.33% of the shares of Good Restricted Stock (133,333 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the common stock exceeds $25 per share.

Mr. Macleod

Mr. Macleod is also a party to an employment agreement with MSV dated January 9, 2006, providing his position as Executive Vice President and Chief Financial Officer for MSV reporting directly to Mr. Good, at an annual salary of $375,000 subject to review on an annual basis, and with a 65% annual bonus target. The term of the agreement is three years, subject to earlier termination upon payment of one year’s salary and target bonus, and is also subject to the vesting and two-years continued exercise of all options and phantom unit shares granted by MSV. Mr. Macleod was granted the following equity awards on January 27, 2006: 1) an option with respect to MSV units at a strike price of $56.33, with three-year vesting; and 2) a restricted unit grant relating to MSV units in the amount of 50,000 units, vesting over a five year period, with 40% vesting on the second anniversary grant (i.e. January 27, 2008) and 20% each year thereafter, to be settled either in units of MSV (if a public market exists at such time) or in cash in an amount equal to the fair market value of the underlying units on the date the restricted units vest.

In addition, Mr. Macleod entered into a change of control agreement with MSV, which is described under the caption “Potential Payment Upon Termination or Change in Control” on page 18.

On December 18, 2006, Mr. Macleod was granted 200,000 restricted shares of the Company’s common stock (the “Macleod Restricted Stock”) under the Plan, subject to a registration statement on Form S-8 (or such other form as may be appropriate) covering equity awards pursuant to the Plan becoming effective and the execution of an award agreement (the “Macleod Award Agreement”). The Form S-8 was filed and effective on January 12, 2007. The Macleod Restricted Stock will vest as follows: (i) 33.34% of the shares of Macleod Restricted Stock (66,667 shares) on December 18, 2009; (ii) 33.33% of the shares of Macleod Restricted Stock (66,666 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the common stock exceeds $20 per share; and (iii) 33.33% of the shares of Macleod Restricted Stock (66,666 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the Common Stock exceeds $25 per share.

Mr. Lewis

Mr. Lewis has entered into an employment agreement with the Company. The employment agreement contains severance and change in control provisions described under the caption “Potential Payment Upon Termination or Change in Control” on page 18.

On December 18, 2006, Mr. Lewis was granted 75,000 restricted shares of the Company’s common stock (the “Lewis Restricted Stock”) under the Plan, subject to a registration statement on Form S-8 (or such other form as may be appropriate) covering equity awards pursuant to the Plan becoming effective and the execution of an award agreement (the “Lewis Award Agreement”). The agreement was executed in January 2007. The Form S-8 was filed and effective on January 12, 2007. The Lewis Restricted Stock will vest as follows: (i) 33.34% of the shares of Lewis Restricted Stock (25,000 shares) on December 18, 2009; (ii) 33.33% of the shares of Lewis Restricted Stock (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the common stock exceeds $20 per share; and (iii) 33.33% of the shares of Lewis Restricted Stock (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the common stock exceeds $25 per share.

2006 Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: No. of Shares of Stock or Units (#)		All Other Option Awards: No. of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)			Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Max. ($)	Threshold (#)	Target (#)	Max. (#)
Alexander Good (1)	12/18/06 12/18/06 12/18/06	— — —	— — —	— — —	— — —	— 133,333 133,333	— — —	133,334 — —		— — —			— — —		$ $ $	1,746,675 1,292,647 1,097,110

Jeffrey A. Leddy	—	—	—	—	—	—	—	—		—			—			—

Scott Macleod (2)	1/27/06 1/27/06 12/18/06 12/18/06 12/18/06	— — — — —	— — — — —	— — — — —	— — — — —	— — — 66,666 66,667	— — — — —	50,000 — 66,667 — —	(2)	— 225,000 — — —	(2)	$	— 56.33 — — —	(2)	$ $ $ $ $	2,106,000 3,962,250 873,338 646,319 548,551	(3) (3) (3)

Robert Lewis (4)	—	—	—	—	—	—	—	—		—			—			—

Craig Kaufmann	—	—	—	—	—	—	—	—		—			—			—

(1)	On January 12, 2007 a grant of 400,000 shares of restricted stock to Mr. Good under the 2006 Equity and Incentive Plan became effective. On December 15, 2006, the date on which such grant was approved, subject to an effective registration statement, the fair value of the our common stock, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board, was $13.305 per share. Such shares will vest as follows: (i) 33.34% of the shares (133,334 shares) on December 18, 2009; (ii) 33.33% of the shares (133,333 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $20 per share; and (iii) 33.33% of the shares (133,333 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $25 per share. The grant date fair value of the award was determined pursuant to the provisions of SFAS No. 123(R). For a discussion of the assumptions used in the valuation under SFAS No. 123(R), see Note 8 to our consolidated financial statements beginning on page F-20 of our Annual Report on Form 10-K for fiscal year 2006.
(2)	On January 27, 2006 MSV granted an award of 50,000 restricted Limited Investor Units to Mr. Macleod. This restricted unit award will vest over five years: 20,000 units will vest after the second anniversary of the grant date and 10,000 units will vest annually thereafter, subject to certain acceleration provisions. As the restricted unit award vests, the Company is obligated to issue restricted units (or successor equity) if such restricted units or successor equity are then publicly traded. If the restricted units or successor equity are not publicly traded, payment equal to fair value shall be in cash, unless agreed otherwise. The grant date fair value of the award was determined pursuant to the provisions of SFAS No. 123(R). For a discussion of the assumptions used in the valuation under SFAS No. 123(R), see Note 8 to our consolidated financial statements beginning on page F-20 of our Annual Report on Form 10-K for fiscal year 2006.

On January 27, 2006 MSV granted Mr. Macleod 225,000 unit options under the Unit Option Incentive Plan. Such units will vest as follows: (i) 33.34% of the units on January 27, 2008; (ii) 33.33% of the units on January 27, 2009; (iii) 33.33% of the units on January 27, 2010. On February 9, 2007, the Compensation Committee of the Board of Directors of the MSV’s general partner modified the exercise prices of outstanding unit options as of February 9, 2007 with exercise prices of $56.33 to $35.00. No other terms, including vesting, were modified. The grant date fair value of the award was determined pursuant to the provisions of SFAS No. 123(R). For a discussion of the assumptions used in the valuation under SFAS No. 123(R), see Note 8 to our consolidated financial statements beginning on page F-20 of our Annual Report on Form 10-K for fiscal year 2006.

(3)	On January 12, 2007 a grant of 200,000 shares of restricted stock to Mr. Macleod under the 2006 Equity and Incentive Plan became effective. On December 15, 2006, the date on which such grant was approved, subject to an effective registration statement, the fair value of the our common stock, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board, was $13.305 per share. Such shares will vest as follows: (i) 33.34% of the shares (66,667 shares) on December 18, 2009; (ii) 33.33% of the shares (66,666 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $20 per share; and (iii) 33.33% of the shares (66,666 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $25 per share. The grant date fair value of the award was determined pursuant to the provisions of SFAS No. 123(R). For a discussion of the assumptions used in our valuation under SFAS No. 123(R), see Note 8 to our consolidated financial statements beginning on page F-20 of our Annual Report on Form 10-K for fiscal year 2006.
(4)	On January 12, 2007 a grant of 75,000 shares of restricted stock to Mr. Lewis under the 2006 Equity and Incentive Plan became effective. On December 15, 2006, the date on which such grant was approved, subject to an effective registration statement and execution of an award agreement, the fair value of the our common stock, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board, was $13.305 per share. Such shares will vest as follows: (i) 33.34% of the shares (25,000 shares) on December 18, 2009; (ii) 33.33% of the shares (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $20 per share; and (iii) 33.33% of the shares (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $25 per share. The award agreement was not executed until January 2007 and accordingly the fair value of the award will be determined pursuant to the provisions of SFAS No. 123(R) and included in Mr. Lewis’ compensation for 2007.

2006 Outstanding SkyTerra Equity Awards at Fiscal Year End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price(4) ($)		Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (5) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alexander Good (1)	—	—	—		—	—	400,000	$4,620,000	—	—

Jeffrey A. Leddy	75,000 100,000 25,000 70,000 30,000	— — — — —	— — — — —	$ $ $ $ $	0.56 0.60 1.18 1.41 21.53	10/15/12 04/08/13 06/03/12 02/16/14 01/28/15	— — — — —	— — — — —	— — — — —	— — — — —

Scott Macleod (2)	—	—	—		—	—	200,000	$2,310,000	—	—

Robert Lewis (3)	20,000	—	—		$0.56	10/15/12
	40,000	—	—		$0.60	04/08/13
	20,000	—	—		$1.44	01/26/14	—(3)	—(3)	—	—
	10,000	—	—		$21.53	01/28/15

Craig Kaufmann	10,000 25,000 10,000	— — —	— — —	$ $ $	0.60 1.44 21.53	04/08/13 01/26/14 01/28/15	— — —	— — —	— — —	— — —

(1)	On January 12, 2007 a grant of 400,000 shares of restricted stock to Mr. Good under the 2006 Equity and Incentive Plan became effective. On December 15, 2006, the date on which such grant was approved, subject to an effective registration statement, the fair value of the our common stock, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board, was $13.305 per share. Such shares will vest as follows: (i) 33.34% of the shares (133,334 shares) on December 18, 2009; (ii) 33.33% of the shares (133,333 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $20 per share; and (iii) 33.33% of the shares (133,333 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $25 per share.
(2)	On January 12, 2007 a grant of 200,000 shares of restricted stock to Mr. Macleod under the 2006 Equity and Incentive Plan became effective. On December 15, 2006, the date on which such grant was approved, subject to an effective registration statement, the fair value of the our common stock, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board, was $13.305 per share. Such shares will vest as follows: (i) 33.34% of the shares (66,667 shares) on December 18, 2009; (ii) 33.33% of the shares (66,666 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $20 per share; and (iii) 33.33% of the shares (66,666 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $25 per share.
(3)	On January 12, 2007 a grant of 75,000 shares of restricted stock to Mr. Lewis under the 2006 Equity and Incentive Plan became effective. On December 15, 2006, the date on which such grant was approved, subject to an effective registration statement and execution of an award agreement, the fair value of the our common stock, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board, was $13.305 per share. Such shares will vest as follows: (i) 33.34% of the shares (25,000 shares) on December 18, 2009; (ii) 33.33% of the shares (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $20 per share; and (iii) 33.33% of the shares (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $25 per share. The award agreement was not executed until January 2007 and accordingly the fair value of the award will be determined pursuant to the provisions of SFAS No. 123(R) and included in Mr. Lewis’ compensation for 2007.

(4)	This column reflects options exercise prices as adjusted in accordance with the 1998 Long Term Incentive Plan in connection with the special dividend distribution of the common stock of Hughes Communications, Inc. to the Company’s security holders in February 2006. In accordance with the 1998 Long Term Incentive Plan, the Compensation Committee of the board of directors determined that an equitable adjustment to the terms of Company options issued under the 1998 Long Term Incentive Plan was required because of the special, large and nonrecurring nature of the special dividend was determined to affect the Company’s common stock and be necessary to prevent dilution of the rights of the participants under the plan. Each outstanding option under the 1998 Long Term Incentive Plan was adjusted. For the named executive officers at the time, the Compensation Committee determined to make adjustments in accordance with the plan so that: (i) the aggregate exercise price of the option held before the special dividend distribution was equal to the aggregate exercise prices of the Company option and the Hughes option received by the executive following the special dividend distribution; (ii) the in-the-money value of the Company option prior to the special dividend distribution equaled the aggregate in-the-money value of the Company option and Hughes option immediately following the special dividend distribution; and (iii) ratio of fair market value to exercise price of the Company option was be the same before and after the special dividend distribution.
(5)	This column reflects the market value of outstanding SkyTerra stock awards on the final day of trading in 2006. On December 29, 2006, the average of the closing bid and asked prices on the Over the Counter Bulletin Board, was $11.55 per share.

2006 Outstanding Hughes Equity Awards at Fiscal Year End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alexander Good	—	—	—		—		—	—	—	—

Jeffrey A. Leddy	5,000 15,000	—	—	$ $	1.48 22.53	2/16/14 1/28/15	—	—	—	—

Scott Macleod	—	—	—		—	—	—	—	—	—

Robert Lewis	5,000	—	—		$22.53	1/28/15	—	—	—	—

Craig Kaufmann	5,000	—	—		$22.53	1/28/15	—	—	—	—

This table reflects options to purchase shares of common stock of Hughes Communications, Inc. held as of December 31, 2006 by the named executive officers. In connection with the special dividend distribution of the common stock of Hughes Communications, Inc. to the Company’s security holders in February 2006, an equitable adjustment was made to all outstanding options pursuant to the 1998 Long Term Incentive Plan. Specifically, the compensation committee of the board of directors determined that an equitable adjustment to the terms of Company options issued under the 1998 Long Term Incentive Plan was required because of the special, large and nonrecurring nature of the dividend was determined to affect the Company’s common stock and be necessary to prevent dilution of the rights of the participants under the plan. The Compensation Committee determined that holders of stock options issued under the 1998 Long Term Incentive plan who were then current members of the Company’s management and board of directors, as well as a consultant and former directors who were involved with SkyTerra’s acquisition of Hughes Network Systems, would receive an option to purchase one share of Hughes Communications common stock for each option to purchase two shares of the Company’s common stock that they held. The issuance of such options to purchase Hughes Communications common stock was in lieu of a larger adjustment to the exercise price of the SkyTerra options that such holders would have been otherwise entitled had they not received options to purchase Hughes common stock. All other SkyTerra options outstanding under the plan were adjusted by a reduction in the exercise price (or in some cases, an increase in the number of shares).

2006 Outstanding MSV Equity Awards at Fiscal Year End

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)			Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alexander Good	400,000 200,000	— —	— —	$ $	6.45 6.45		2/27/14 2/27/15	— —	— —		— —	— —

Jeffrey A. Leddy	25,000 12,500	— —	— —	$ $	6.45 6.45		1/21/13 2/1/14	— —	— —		— —	— —

Scott Macleod	225,000	—	—		$56.33	(1)	1/25/16	50,000	$1,512,000	(2)	—	—

Robert Lewis	—	—	—		—		—	—	—		—	—

Craig Kaufmann	—	—	—		—		—	—	—		—	—

(1)	On February 9, 2007, the Compensation Committee of the Board of Directors of the MSV’s general partner modified the exercise prices of outstanding unit options as of February 9, 2007 with exercise prices of $56.33 to $35.00. No other terms, including vesting, were modified.
(2)	Based on fair value of a limited investor unit on December 31, 2006. Includes a restricted unit grant of 50,000 limited partnership units of MSV. For a discussion of the methodology used to determine the value of a limited investor unit, see Note 8 to our consolidated financial statements beginning on page F-20 of our Annual Report on Form 10-K for fiscal year 2006.

This table reflects options to purchase limited partnership unit of MSV that were held by the named executive officers as of December 31, 2006. Mr. Good’s options were granted in 2004 and 2005 respectively, in connection with his employment by MSV. Mr. Macleod’s options were granted in 2006 in connection with his employment by MSV. Mr. Leddy’s options were granted by MSV in connection with his election to and service on the Board of Directors of Mobile Satellite Ventures GP Inc. in January 2003 and February 2004. Mr. Leddy continues to serve on the Board of Directors of MSV.

2006 Outstanding Terrestar Equity Awards at Fiscal Year End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alexander Good	292,132 125,000 146,200	— — —	— — —	$ $ $	0.70 0.21 0.70	2/27/14 2/5/15 2/27/15	— — —	— — —	— — —	— — —

Jeffrey A. Leddy	18,236 20,000	— —	— —	$ $	0.70 0.21	3/13/13 2/5/15	— —	— —	— —	— —

Scott Macleod	—	—	—		—	—	—	—	—	—

Robert Lewis	—	—	—		—	—	—	—	—	—

Craig Kaufmann	—	—	—		—	—	—	—	—	—

This table reflects options to purchase shares of Terrestar that were held by the named executive officers as of December 31, 2006, and received for, in the case of Mr. Leddy, his service on the Terrestar Board of Directors prior to the spin-off of Terrestar from MSV, and in the case of Mr. Good, in connection with his service as Chief Executive Officer and President of MSV, when Terrestar was a wholly-owned subsidiary of MSV. In addition, this table reflects an additional option grant made to each named executive officer in connection with a rights offering by Terrestar in February 2005.

2006 SkyTerra Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	No. of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	No. of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Alexander Good	—	—	—	—

Jeffrey A. Leddy	—	—	—	—

Scott Macleod	—	—	—	—

Robert Lewis	10,000	$102,100	—	—

Craig Kaufmann	—	—	—	—

Pension Plan / Nonqualified Deferred Compensation Plan

None of the named executive officers participate in any defined benefit pension plan or nonqualified deferred compensation plan.

Potential Payment upon Termination or Change in Control

Mr. Good has entered into an employment agreement with MSV (described above). Pursuant to the employment agreement, if Mr. Good’s employment is terminated by MSV without cause (as defined in the employment agreement), he will be entitled to (i) a lump sum severance payment in an amount equal to the sum of Mr. Good’s base salary and his average bonus for 24 months; and (ii) continued coverage of group term life insurance, health insurance, accident and long-term disability insurance benefits for a period of 24 months following the termination.

Mr. Good also entered into a change of control agreement with MSV. Under the change of control agreement, if a “change of control” (as defined in the agreement) occurs and, within two years following such change of control, MSV terminates Mr. Good’s employment without cause or Mr. Good terminates his employment for good reason (as defined in the agreement), Mr. Good will be entitled to (i) a lump sum severance payment in an amount equal to the sum of Mr. Good’s base salary and his average bonus for 24 months; (ii) full vesting of all MSV options, with such options remaining exercisable for two years following the date of termination; and (iii) continued coverage of group term life insurance, health insurance, accident and long-term disability insurance benefits for a period of 24 months following the termination (except that with respect to clauses (i) and (iii) above, such period would have been 18 months with respect to any change of control that occurred prior to December 18, 2006).

Mr. Macleod is also a party to a change of control agreement with MSV. Under the change of control agreement, if a “change of control” (as defined in the agreement) occurs and, within two years following such change of control, MSV terminates Mr. Macleod’s employment without cause or Mr. Macleod terminates his employment for good reason (as defined in the agreement), Mr. Macleod would be entitled to (i) a lump sum severance payment in an amount equal to the sum of Mr. Macleod’s annual base salary and his average bonus; (ii) full vesting of all options and phantom units, with such options remaining exercisable for two years following the date of termination; and (iii) continued coverage of group term life insurance, health insurance, accident and long-term disability insurance benefits for a period of 12 months following the termination.

Mr. Lewis is a party to an employment agreement with the Company. Under this agreement, if, either (i) Mr. Lewis is terminated for other than “cause” (as defined in the agreement) or (ii) after 90 days following a change in control, Mr. Lewis terminates his employment for any reason, then Mr. Lewis is entitled to receive severance compensation and benefits in a lump sum payment consisting of one year of his then current salary and the right to exercise all vested stock options and unvested stock options through the option expiration date for such options.

Quantification of Potential Payments

Assuming that the named executive officer’s employment was terminated at the Company and MSV on the last day of our 2006 fiscal year, the table below shows the amounts that would have been paid to each of our named executive officers based on the termination circumstances set forth in the table. Mr. Leddy and Mr. Kaufmann ceased to provide employment services to the Company as of December 18, 2006.

	Termination at or following Change in Control						Termination without Cause (non-Change in Control)
Name	Cash Severance ($)		Benefits Continuation ($)		Equity Value ($)		Cash Severance ($)		Benefits Continuation ($)		Equity Value ($)
Alexander Good	$2,100,000	(1)	$35,280	(2)	$1,540,008	(3)	$2,100,000	(1)	$35,280	(2)	$1,540,008	(3)

Scott Macleod	$487,500		$17,640	(4)	$6,163,254	(5)	$487,500		$17,640	(4)	$6,163,254	(5)

Robert Lewis	$205,000		—		—	(6)	$205,000		—		—	(6)

(1)	For periods prior to December 31, 2006, Mr. Good was entitled to a payment of 1.5 times his salary and bonus upon termination following a change in control or termination without cause. Mr. Good is currently entitled to a payment of 2.0 times his salary and bonus upon termination following a future change in control or termination without cause that occurs on or after December 31, 2006.
(2)	Represents the value of the continuation of benefits upon a termination, including twenty-four (24) months of continued medical and dental insurance coverage upon termination without cause.
(3)	Represents the value of 133,334 unvested shares of the Company’s restricted stock that would vest upon termination without cause, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board on December 29, 2006 of $11.55 per share. Excludes the value 266,666 unvested shares of the Company’s restricted stock that have performance vesting conditions that would not have been met as of the last day of our 2006 fiscal year.
(4)	Represents the value of the continuation of benefits upon a termination, including twelve (12) months of continued medical and dental insurance coverage upon termination following a change in control or termination without cause.
(5)	Includes the value of 66,667 unvested shares of the Company’s restricted stock that would vest upon termination without cause, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board on December 29, 2006 of $11.55 per share. Also includes the estimated value of 225,000 MSV unit options that would vest upon termination following a change in control or termination without cause. The value of the units underlying the MSV units (Limited Investor Units) was estimated using a market approach described in Note 8 to our consolidated financial statements beginning on page F-20 of our Annual Report on Form 10-K for fiscal year 2006. Excludes the value 133,333 unvested shares of the Company’s restricted stock that have performance vesting conditions that would not have been met as of the last day of our 2006 fiscal year.
(6)	Excludes the value of 75,000 unvested shares of the Company’s restricted stock which were granted in January 2007, 25,000 of which would vest upon termination without cause with a value of $288,750 based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board on December 29, 2006 of $11.55 per share.

Compensation of Directors

Each non-employee director receives a per meeting fee of $1,000 for each meeting of the Board of Directors and $500 for each committee meeting attended, along with expenses incurred in connection with attending each meeting. Furthermore, from time to time, directors may be granted options to purchase common stock under our 2006 Equity and Incentive Plan.

2006 Director Compensation

	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Comp.	Change in Pension Value and Nonqualified Deferred Comp. Earnings	All Other Comp.	Total
Name	($)	($)	($)	($)	($)	($)	($)
Andrew D. Africk	$13,000	$—	$—	$—	$ —	$—	$13,000

Aaron J. Stone	$7,000	$—	$—	$—	$ —	$—	$7,000

Jeffrey M. Killeen	$13,500	$—	$—	$—	$ —	$—	$13,500

Michael D. Weiner	$5,000	$—	$—	$—	$ —	$—	$5,000

William F. Stasior	$17,000	$—	$—	$—	$ —	$—	$17,000

(1) As of December 31, 2006, the aggregate number of shares of common stock of the Company issuable to each director upon exercise of outstanding options is as follows: Mr. Leddy – 300,000 shares; Mr. Africk – 50,000 shares; Mr. Stone – 25,000 shares; Mr. Killeen – 42,500 shares; Mr. Weiner – 25,000 shares; Mr. Stasior – 52,500 shares. The Company did not record any compensation expense under SFAS No. 123(R) as all options outstanding were fully vested on September 25, 2006, the date of the consummation of the MSV Exchange Transactions, described in Note 3 to our consolidated financial statements beginning on page F-7 of our Annual Report on Form 10-K for fiscal year 2006.

This table does not reflect options to purchase shares of common stock of the Company held by the directors which were outstanding on December 31, 2006, though they were granted in prior years, or equitable adjustments made to such outstanding options held by such directors in connection with the special dividend distribution of the common stock of Hughes Communications, Inc. to the Company’s security holders in February 2006. The equitable adjustment was made to all outstanding options pursuant to the 1998 Long Term Incentive Plan. Specifically, the compensation committee of the board of directors determined that an equitable adjustment to the terms of Company options issued under the 1998 Long Term Incentive Plan was required because of the special, large and nonrecurring nature of the dividend was determined to affect the Company’s common stock and be necessary to prevent dilution of the rights of the participants under the plan. The Compensation Committee determined that holders of stock options issued under the 1998 Long Term Incentive plan who were then current members of the Company’s management and board of directors, as well as a consultant and former directors who were involved with SkyTerra’s acquisition of Hughes Network Systems, in addition to an equitable adjustment of the strike price of their SkyTerra option, would receive an option to purchase one share of Hughes Communications common stock for each option to purchase two shares of the Company’s common stock that they held. The issuance of such options to purchase Hughes Communications common stock was in lieu of a larger adjustment to the exercise price of the SkyTerra options that such holders would have been otherwise entitled had they not received options to purchase Hughes common stock. All other SkyTerra options outstanding under the plan were adjusted by a reduction in the exercise price (or in some cases, an increase in the number of shares).

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The following table and notes thereto set forth certain information, as of April 20, 2007 (except as noted otherwise), regarding beneficial ownership of the shares of voting common stock of the Company by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of such common stock, (ii) each of the Company’s named executive officers under the Summary Compensation Table under the heading “Executive Compensation,” (iii) each director and nominee for director, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares indicated as owned by them. Except as otherwise noted below, the street address of the beneficial owner is c/o SkyTerra Communications, Inc., 10802 Parkridge Boulevard, Reston, Virginia 20191.

Name and Address	Position	Number of Shares of Voting Common Stock Beneficially Owned (1)	Percentage of Class of Voting Common Stock		Number of Shares of Non-Voting Common Stock Beneficially Owned	Percentage of Class of Non-Voting Common Stock	Percentage of Total Equity
Alexander H. Good	Chief Executive Officer and President	400,000	1.2	%(2)	—	—	0.4%

Jeffrey A. Leddy	Director and Former Chief Executive Officer and President (through December 17, 2006)	300,000	*	(3)	—	—	0.3%

Robert C. Lewis	Senior Vice President, General Counsel and Secretary	184,500	*	(4)	—	—	0.2%

Scott Macleod	Executive Vice President, Chief Financial Officer and Treasurer	200,000	*	(5)	—	—	0.2%

Craig J. Kaufmann	Former Controller and Treasurer (through December 17, 2006)	52,300	*	(6)	—	—	0.1%

Jeffrey M. Killeen	Director	42,500	*	(7)	—	—	0.0%

William F. Stasior	Director	52,500	*	(8)	—	—	0.1%

Andrew D. Africk	Director	13,487,425	36.4	%(9)	—	—	18.6%

Aaron J. Stone	Director	13,462,425	36.3	%(10)	—	—	18.6%

Michael D. Weiner	Director	25,000	*	(11)	—	—	0.0%

Apollo Investment Fund IV, L.P., Two Manhattanville Road, Purchase, New York 10577		13,512,425	36.5	%(12)	6,173,597	9.0%	18.6%

Harbinger Capital Partners Master Fund, Ltd, c/o International Fund Services, Third Floor, Bishop Square, Redmonds Hill, Dublin Ireland L2		6,299,902	18.6	%(13)	—	—	6.2%

Name and Address	Position	Number of Shares of Voting Common Stock Beneficially Owned (1)	Percentage of Class of Voting Common Stock		Number of Shares of Non-Voting Common Stock Beneficially Owned		Percentage of Class of Non-Voting Common Stock	Percentage of Total Equity
OZ Management, LLC		1,240,496	3.7	%(14)	—		—	1.2%
9 West 57th Street, 39th Floor New York, NY 10019

Motient Ventures Holding Inc.		—	—		44,333,417	(15)	60.7%	41.5%
c/o Motient Corporation Lincolnshire Parkway Lincolnshire, IL 60069

BCE Inc.		—	—		22,533,745		32.9%	22.0%
Bureau 3700 1000 rue de La Gauchetiere Quest Montreal, Quebec #H3B 4Y7

Columbia Capital III, LLC		5,552,665	16.4	%(16)	—		—	5.4%
201 North Union Street, Suite 300, Alexandria, VA, 22314

All executive officers, directors and nominees as a group (9 persons)		1,279,500	3.7	%(17)	—		—	1.2%

*	Represents beneficial ownership of less than 1%.
(1)	Beneficial ownership has been determined pursuant to Rule 13d-3 under the Exchange Act, and therefore excludes: 6,173,597 shares of non-voting common stock held by the Apollo Stockholders, 44,333,417 shares of non-voting common stock held by Motient Ventures Holding Inc. and 22,533,745 shares of non-voting common stock held by BCE Inc.
(2)	Consists of 400,000 shares of restricted stock, subject to vesting.
(3)	Represents 100,000 shares of common stock and options to purchase 200,000 shares of common stock that are currently exercisable. Mr. Leddy holds no unvested options to purchase shares of common stock.
(4)	Represents 19,500 shares of common stock, 75,000 shares of restricted stock, subject to vesting, and options to purchase an additional 90,000 shares of common stock that are currently exercisable. Mr. Lewis holds no unvested options to purchase shares of common stock.
(5)	Consists of 200,000 shares of restricted stock, subject to vesting.
(6)	Represents 42,300 shares of common stock and options to purchase an additional 10,000 shares of common stock that are currently exercisable. Mr. Kaufmann holds no unvested options to purchase shares of common stock.
(7)	Represents options to purchase 42,500 shares of common stock that are currently exercisable. Mr. Killeen holds no unvested options to purchase shares of common stock.
(8)	Represents options to purchase 52,500 shares of common stock that are currently exercisable. Mr. Stasior holds no unvested options to purchase shares of common stock.
(9)	Includes an aggregate of 3,212,893 shares of common stock issuable upon the exercise of the Series 1-A warrants and the Series 2-A warrants held by the Apollo Stockholders.

Mr. Africk is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Africk disclaims beneficial ownership of such shares. Includes options to purchase 50,000 shares of common stock held by Mr. Africk that are currently exercisable. Mr. Africk holds no unvested options to purchase shares of common stock.

(10)	Includes an aggregate of 3,212,893 shares of common stock issuable upon the exercise of the Series 1-A warrants and the Series 2-A warrants owned by the Apollo Stockholders. Mr. Stone is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of each of the Apollo Stockholders. Mr. Stone disclaims beneficial ownership of such shares. Includes options to purchase 25,000 shares of common stock held by Mr. Stone that are currently exercisable. Mr. Stone holds no unvested options to purchase shares of common stock.
(11)	Includes options to purchase 25,000 shares of common stock held by Mr. Weiner that are currently exercisable. Mr. Weiner holds no unvested options to purchase shares of common stock.
(12)	Represents the aggregate of (i) 3,212,893 shares of common stock issuable upon the exercise of the Series 1-A warrants and the Series 2-A warrants owned by the Apollo Stockholders, (ii) options to purchase 50,000 shares of common stock held by Mr. Africk that are currently exercisable and (iii) options to purchase 25,000 shares of common stock held by Mr. Stone that are currently exercisable. Assuming the exercise of all the Series 1-A warrants and Series 2-A warrants held by the Apollo Stockholders, such 3,212,893 shares of common stock would consist of 2,460,566 shares of common stock beneficially owned by Apollo Investment Fund IV, L.P., 131,959 shares of common stock beneficially owned by Apollo Overseas Partners IV, L.P., and 620,368 shares of common stock beneficially owned by AIF IV/RRRR LLC. Excluded from the table are 6,173,597 shares of non-voting common stock of which 5,291,024 shares are held by Apollo Investment Fund IV, L.P., 264,868 shares are held by Apollo Overseas Partners IV, L.P., 314,943 shares are held by AIF IV/RRRR LLC and 302,762 shares are held by ST/RRRR LLC. Messrs. Africk and Stone, members of our Board of Directors and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of the shares held by the Apollo Stockholders.
(13)	Based on the Form 4 filed on February 8, 2007 by Harbinger Capital Partners Master Fund I, Ltd. (formerly known as Harbert Distressed Investment Master Fund, Ltd.). Harbinger Capital Partners Master Fund I, Ltd. may be deemed to share beneficial ownership of and voting power with respect to 4,655,632 shares of our common stock with Harbinger Capital Partners Offshore Manager LLC, HMC Investors LLC, Philip Falcone, Raymond J. Harbert and Michael D. Luce. Alpha US Sub Fund VI, LLC may be deemed to share beneficial ownership of and voting power with respect to 1,644,270 shares of our common stock with HMC Investors LLC, Philip Falcone, Raymond J. Harbert and Michael D. Luce. Such persons disclaim beneficial ownership in the shares except to the extent of their pecuniary interest therein.
(14)	Based on the Schedule 13G filed on February 14, 2007 by OZ Management, LLC. OZ Management, LLC serves as principal investment manager to a number of investment funds and discretionary accounts with respect to which it has voting and dispositive authority over 1,240,496 shares of the Company’s common stock, including an account for OZ Master Fund, Ltd., which holds 1,171,882 of the reported shares. Mr. Daniel S. Och is the Senior Managing Member of OZ Management, LLC and is the Director of OZ Master Fund, Ltd. and, as such, may be deemed to control such entities and therefore may be deemed to be the beneficial owner of the reported shares. OZ Management, LLC, Mr. Och and Oz Master Fund, Ltd. disclaim beneficial ownership of such shares.
(15)	Includes 4,447,801 shares of non-voting common stock issuable to Motient in accordance with the MSV Exchange Agreements upon Motient’s delivery to the Company of the remaining MSV LP units it holds.
(16)	As reported in Schedule 13G dated December 15, 2006 and filed with the Securities and Exchange Commission by Columbia Capital III, LLC, individually and as part of a group of affiliates, on March 29, 2007.

(17)	Messrs. Africk and Stone, members of the Board of Directors and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of shares held by the Apollo Stockholders. See footnote numbers 10 and 12 above. Includes options to purchase an aggregate of 495,000 shares of common stock that are currently exercisable. There are currently no unvested options held by executive officers or directors as a group.

Securities Authorized for Issuance under Equity Compensation Plans and Individual Arrangements

The following table and notes thereto set forth, as of December 31, 2006, information with respect to shares of the Company’s common stock which may be issued under existing equity compensation plans and individual arrangements.

Plan Category	Number of Shares of Common Stock To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders	879,911	$9.51	7,904,222
Equity compensation plans and individual arrangements not approved by stockholders (1)	16,667	10.75	—

Total	896,578	$9.53	7,904,222

(1)	Includes an option to purchase 16,667 shares of common stock issued to a former director for services provided.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

SkyTerra

Distribution of Hughes Communications

On December 30, 2005, in preparation for the distribution of our former wholly-owned subsidiary, Hughes Communications, Inc. (“Hughes Communications”), to our security holders, we and Hughes Communications entered into a separation agreement pursuant to which we contributed to Hughes Communications, effective December 31, 2005, all of our assets, liabilities and operations other than those associated with MSV and TerreStar, $12.5 million of cash, cash equivalents and short-term investments, certain tax attributes and the obligations pursuant to our then outstanding Series A Preferred Stock. As a result of the MSV Exchange Transactions, the remaining balance, if any, of the $12.5 million of cash, cash equivalents and short-term investments at such time, less certain outstanding payables, was to be transferred to Hughes Communications. As of the closing of the MSV Exchange Transaction, the entire balance of the $12.5 million of cash had been expended, and we did not transfer any cash to Hughes Communications.

The separation agreement provides that Hughes Communications will indemnify us against losses based on, arising out of or resulting from (i) the ownership or the operation of the assets or properties transferred to Hughes Communications under the separation agreement, and the operation or conduct of the business of, including contracts entered into and any activities engaged in by, Hughes Communications, whether in the past or future; (ii) any other activities Hughes Communications engages in; (iii) any guaranty, keepwell, of or by us provided to any parties with respect to any of Hughes Communications’ actual or contingent obligations and (iv) certain other matters described in the separation agreement. The separation agreement provides that we will indemnify Hughes Communications against losses based on, arising out of or resulting from the ownership or operation of the assets or properties of MSV or TerreStar, or the operation or conduct of their businesses, including the contracts entered into by them, and certain other matters described in the separation agreement.

A tax sharing agreement governs the allocation between Hughes Communications and us of tax liabilities and related tax matters, such as the preparation and filing of tax returns and tax contests, for all taxable periods. Hughes Communications will generally be responsible for, and indemnify us and our subsidiaries against, all tax liabilities imposed on or attributable to (i) Hughes Communications and any of its subsidiaries relating to all taxable periods and (ii) our and any of our subsidiaries for all taxable periods or portions thereof ending on or prior to a change of control of the Company, in each case, after taking into account any tax attributes of us or any of our subsidiaries that are available to offset such tax liabilities. Notwithstanding the foregoing, Hughes Communications is not responsible for any taxes relating to MSV, TerreStar or a change of control of the Company. Additionally, under the tax sharing agreement, we are responsible for, and indemnify Hughes Communications and its subsidiaries against, all tax liabilities imposed on or attributable to MSV and TerreStar relating to all taxable periods, us and any of our subsidiaries relating to all taxable periods or portions thereof beginning and ending after a change of control, and any change of control of the Company.

Apollo Investment Fund IV, L.P. and its affiliates (together “Apollo”), which own approximately 36.5% of our outstanding common stock, own approximately 66% of the outstanding common stock of Hughes Communications. Three members of our Board of Directors, each of whom are or have been associated with Apollo, also serve on the Board of Directors of Hughes Communications. In addition, Jeffrey Leddy, our former Chief Executive Officer and President and a current director, serves on the Board of Directors of Hughes Communications.

Exchange Transactions

MSV Exchange Transactions. On May 6, 2006, we entered into definitive agreements with certain other partners in MSV and the minority stakeholders in MSV Investors that, upon closing, resulted in our owning the majority of MSV and controlling MSV GP, as well as our owning all of the equity interests in MSV Investors. At the initial closing, which occurred on September 25, 2006, we issued an aggregate of 39,596,432 shares of our voting and non-voting common stock to a wholly owned subsidiary of Motient, other partners in MSV and the minority stakeholders in MSV Investors in exchange for approximately 14.2 million limited partnership interests of

MSV, all of the common stock of MSV GP and all of the equity interests in MSV Investors held by these parties, resulting in us owning 52% of MSV on a fully diluted basis and 78% of MSV GP immediately thereafter, or an estimated purchase price of $398.4 million. Pursuant to the terms of these transactions, Motient has agreed to use commercially reasonable efforts to take all steps necessary to distribute 25,478,273 shares of our common stock that it received to its common stockholders as soon as practicable following the initial closing. Prior to such distribution by Motient, these shares will be non-voting.

On September 1, 2006, we agreed to allow Motient to distribute to BCE a portion of the shares of our non-voting common stock that it received in the initial closing in the event that BCE exchanges its shares of TerreStar common stock for shares of Motient common stock. To the extent that at the time of the distribution by Motient, Motient and BCE have executed an agreement to exchange such shares of TerreStar for shares of Motient common stock, but such exchange has not been consummated, Motient will withhold from the distribution to Motient’s common stockholders the number of shares of our non-voting stock sufficient to fulfill its agreement with BCE. Any shares of our common stock received by BCE pursuant to such arrangement will remain non-voting. Motient also has the right to exchange, until September 25, 2011, its remaining 6.7 million limited partnership interests of MSV for 18,855,144 shares of our non-voting common stock, which will be exchangeable for a like number of shares of our voting common stock upon the transfer in a sale by Motient in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of our voting common stock. On February 12, 2007, Motient exercised this option in part to acquire 14,407,343 shares of our non-voting common stock, in exchange for delivery to us of an additional 5,108,986.88 limited partnership interests in MSV. Subsequently, as a result of Motient’s exercise of its option on February 12, 2007, we increased our ownership of MSV to 88% on a fully diluted basis and 95% on an undiluted basis. If Motient has not exchanged its remaining MSV interests prior to September 25, 2011, we have the right to require such interests to be exchanged for shares of our non-voting common stock at an exchange ratio reflecting the fair market value of such interests and our common stock on May 6, 2021.

BCE Exchange Transaction. On January 5, 2007, we completed the acquisition from BCE of all the equity interests in TMI Delaware, the wholly-owned subsidiary of BCE through which it owned its interests in MSV and MSV GP, in exchange for 21,393,355 shares of our non-voting common stock, or an estimated purchase price of $241.3 million, which are exchangeable for a like number of shares of our voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of our voting common stock. In addition, in accordance with the terms of the BCE Exchange Transaction, in exchange for 1,140,390 shares of our non-voting common stock, we acquired an additional 404,393.96 limited partnership interests of MSV that BCE acquired from BCE or its subsidiary’s employees who were current or former directors of MSV and/or MSV Canada who exercised options to purchase limited partnership interests of MSV. These shares of our non-voting common stock are also exchangeable for a like number of shares of our voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of our voting common stock.

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

Employment Agreements

For a description of the employment agreements between us and certain of our executive officers, please see the descriptions included in Item 11 – Executive Compensation under the heading “Employment Contracts and Change in Control Arrangements.”

Other

Certain of our directors and officers serve on the board of directors of affiliates, including MSV and TerreStar. Such directors and officers have received stock-based compensation from such affiliates for their service. The amount of stock-based compensation received by our directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ board of directors.

On December 15, 2006, our Board of Directors approved a form of Indemnification Agreement (the “Indemnification Agreement”) to be entered into between us and our directors and officers. Effective as of December 18, 2006, we entered into a separate Indemnification Agreement with each of the following persons: Andrew Africk, Alexander Good, Jeffrey Killeen, Jeffrey Leddy, Robert Lewis, Scott Macleod, William Stasior, Aaron Stone and Michael Weiner. We may from time to time enter into additional indemnification agreements with future directors and officers or other key personnel.

Each of the Indemnification Agreements provides, among other things, that we will, to the extent permitted by applicable law, indemnify and hold harmless each indemnitee if, by reason of such indemnitee’s status as a director or officer of SkyTerra, such indemnitee was, is or is threatened to be made a party or a participant (as a witness or otherwise) in any threatened, pending or completed proceeding, whether of a civil, criminal, administrative or investigative nature, against all losses, judgments, fines, penalties and amounts paid in settlement (if such settlement is approved in writing in advance by us) and incurred by such indemnitee in connection with such proceeding. In addition, each of the Indemnification Agreements provides for the advancement of expenses incurred by the indemnitee in connection with any proceeding covered by the agreement, subject to certain exceptions. None of the Indemnification Agreements precludes any other rights to indemnification or advancement of expenses to which the indemnitee may be entitled, including but not limited to, any rights arising under our governance documents, or any other agreement, any vote of our stockholders or any applicable law.

On December 15, 2006, pursuant to Section 8.6(b) of the Investment Agreement, dated April 2, 2002 (the “Investment Agreement”), by and among the Company and certain of the Apollo Purchasers (as defined below), we issued 6,044,846 shares of our common stock in exchange for the surrender of a like number of shares of our non-voting stock by Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and AIF/RRRR LLC (collectively with ST/RRRR LLC, the “Apollo Purchasers”). As a result of such exchange, the Apollo Purchasers collectively own 29.9% of the voting power of the Company. The Exchange was made without registration under the Securities Act in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

SkyTerra and the Apollo Fund IV L.P. and its Affiliates

Apollo Fund IV L.P. and its affiliates (together “Apollo”) are significant holders of our common stock. Two of our Directors are partners at Apollo and four of the Directors of MSV GP are partners or are otherwise associated with Apollo. As such, certain transactions with other entities controlled by or affiliated with Apollo are related party transactions.

MSV

MSV loaned us $2.5 million in October 2006. The related note bears interest at 5% compounded annually, and matures in October 2016. These amounts are eliminated upon consolidation.

MSV Canada

MSV Canada, a variable interest entity for which MSV is the primary beneficiary, is majority owned by TMI. MSV Canada is a joint venture company that was created by us and TMI, a wholly-owned subsidiary of BCE, which complies with Canada’s foreign ownership rules relating to non-Canadian ownership in Candian telecommunications common carriers, including Canadian satellite operators. MSV has a rights and services agreement with MSV Canada, under which MSV provides various technical support and other services to MSV Canada, such as providing voice and data-switching capabilities; providing backup, restoral, and emergency spectrum and satellite capacity; and providing accounting, customer service, and billing services. MSV has sublicensed to MSV Canada rights to its intellectual property. MSV also leases satellite capacity from MSV Canada pursuant to a lease agreement. The term of the lease extends for 25 years and may be terminated by MSV with one year’s notice or by either party in certain circumstances. The amount of the lease payments is determined by the parties periodically based upon the amount of capacity usage by MSV and market rates. During the year ended December 31, 2006, the capacity fee paid by MSV to MSV Canada was approximately $4.6 million. The rights and services fee received by MSV from MSV Canada during the year ended December 31, 2006 was $4.9 million. These amounts are eliminated upon consolidation.

We, our subsidiaries and certain of our limited partners have entered into a number of agreements with and/or relating to MSV Canada. On October 16, 2006, MSV LP and MSV GP entered into a number of agreements and amendments to existing agreements, as described below. These agreements and amendments were entered into in connection with the BCE Exchange Transactions.

We own 20% of the voting equity of MSV Canada as well as 33 1/3% of the voting equity of a parent holding company, called Mobile Satellite Ventures Holdings (Canada) Inc. (“MSV Canada Holdings”). The remaining 80% of the voting equity of MSV Canada is held by MSV Canada Holdings and the remaining 66 2/3% of the voting equity of MSV Canada Holdings is held by TMI. In total, we hold 46.7% of the MSV Canada joint venture and TMI holds the remaining 53.3%.

MSV Canada Shareholders’ Agreement. In connection with the formation of the MSV Canada joint venture, we and TMI entered into a Shareholders’ Agreement (the “MSV Canada Shareholders’ Agreement”) with MSV Canada and MSV Canada Holdings setting forth the terms of operation of MSV Canada and MSV Canada Holdings. To facilitate consummation of the BCE Exchange Transactions, MSV entered into an amendment of the MSV Canada Shareholders’ Agreement. As amended, the MSV Canada Shareholders’ Agreement now provides that all decisions of the boards of directors of MSV Canada and MSV Canada Holdings are to be decided by a simple majority of directors, except that our written consent shall be required for major corporate actions that could have an impact on us as a minority shareholder, including, but not limited to, the amendment of any material agreement in excess of $500,000, any material change in the scope and nature of MSV Canada’s business or operations, the incurrence of any indebtedness or the making of any capital expenditures, pledges, or asset sales in excess of $500,000 and the declaration of dividends. The agreement also provides that we and BCE each have the right, subject to applicable law and regulations, to purchase directly, or to designate an eligible purchaser to purchase, the other party’s interests in MSV Canada and/or MSV Canada Holdings upon the insolvency of such other party. BCE has agreed not to exercise this right while any of the notes are outstanding. Under the MSV Canada Shareholders’ Agreement, we are obligated to fund any operating cash shortfalls at MSV Canada upon the request of MSV Canada, which funding may be in the form of a contribution to MSV Canada’s capital in the form of non voting common stock or a loan.

In addition, in the amendment of the MSV Canada Shareholders’ Agreement, we and BCE agreed that for so long as BCE and its subsidiaries own a majority of the outstanding shares of MSV Canada Holdings, BCE shall be entitled to designate one director and one observer to the board of directors of MSV GP. The amendment also modified the conditions applicable to any sale or other transfer by BCE of its equity interests in MSV Canada Holdings, including requiring, in certain circumstances, that the party acquiring such interests also acquire a specified minimum number of shares of our common stock (between approximately 4.3 million and 7.1 million shares) from BCE or its subsidiaries.

Rights and Services Agreement. We also have a rights and services agreement with MSV Canada, under which we provide various technical support and other services to MSV Canada, such as providing voice and data-switching capabilities; providing backup, restoral, and emergency spectrum and satellite capacity; and providing accounting, customer service, and billing services. We also lease satellite capacity from MSV Canada pursuant to a lease agreement. The term of the lease extends for 25 years and may be terminated by us with one year’s notice or by either party in certain circumstances. The amount of the lease payments is determined by the parties periodically based upon the amount of capacity usage by us and market rates. During the year ended December 31, 2006, the capacity fee paid by us to MSV Canada was approximately $4.6 million. The rights and services fee received by us from MSV Canada during the year ended December 31, 2006 was $4.9 million. These amounts are eliminated upon consolidation.

Capacity Lease Agreement. MSV Corp. and MSV Canada have entered into an agreement whereby MSV Canada has agreed to lease (the “Capacity Lease Agreement”) to MSV Corp. the balance of the capacity on MSV Canada’s existing satellite, and, when operational, the balance of the satellite capacity of MSV Canada’s next generation satellite system, and the right to use the spectrum capacity associated with MSV Canada’s mobile satellite system that is not utilized by MSV Canada for the purposes of fulfilling its Canadian contractual and regulatory obligations. MSV Corp. compensates MSV Canada for this capacity based on the fair market value of the leased capacity, where fair market value is determined on an arm’s length basis equal to no more than cost plus a margin of not more than ten percent. MSV Corp. has the right to offset its payment obligations to MSV Canada under the capacity lease with payments owed by MSV Canada to MSV Corp. for services performed under the Rights and Services Agreement. The Capacity Lease Agreement will terminate, unless extended, in 2026. In the year ended December 31, 2006, MSV Corp. incurred charges from MSV Canada of approximately $0.1 million under this agreement.

Intellectual Property Sub-License Agreement. In connection with both the Rights and Services Agreement and Capacity Lease Agreement described above, we have entered into an Intellectual Property Sub-License Agreement with MSV Canada whereby we have granted to MSV Canada a nonexclusive, royalty-free license to use our intellectual property, as held by us and/or our wholly owned subsidiary, ATC Technologies LLC, and to make, sell and use products and services covered by our intellectual property, which sub-license shall remain in effect until the earlier of the expiration of the last of our patents and the termination of the Rights and Services Agreement.

Indemnification, Guarantee and Security Agreements. Upon the formation of MSV, TMI agreed to indemnify us and our limited partners against losses resulting from the failure of such entities to perform its obligations under certain of the agreements governing the formation of MSV, including asset sale agreements pursuant to which BCE sold its satellite business to us and MSV Canada. TMI Delaware, an indirect wholly owned subsidiary of BCE and the holder of all of BCE’s equity interests in MSV that we acquired in the BCE Exchange Transactions, guaranteed the performance of TMI’s indemnification obligations, and granted to our limited partners a security interest in all the equity interests of us and our general partner owned by TMI Delaware. Such pledge was released in connection with the BCE Exchange Transactions.

When MSV Canada was formed, MSV Canada guaranteed the performance by itself, BCE and certain other entities affiliated with BCE, of those parties’ respective obligations under the MSV Canada Shareholders’ Agreement, the Capacity Lease Agreement, the Rights and Services Agreement, the Non-Interference Agreement with BCE described below, and certain other agreements relating to MSV Canada, as well as BCE and its affiliates’ indemnification obligations under the MSV formation documents described above and BCE and its affiliates’ obligations under certain other agreements relating to MSV. As security for this guarantee obligation, MSV Canada granted us a security interest in all its tangible and intangible personal property. Such pledge was released in connection with the BCE Exchange Transactions.

Satellite Delivery Agreement. On February 22, 2007, we entered into an agreement with MSV Canada to deliver to MSV Canada one of the satellites to be constructed by Boeing under contract and to arrange for the launch of this satellite into a Canadian Orbital position (the “Satellite Delivery Agreement”). The Satellite Delivery Agreement contemplates that we will transfer legal title in the satellite to MSV Canada upon launch, consistent with all applicable legal requirements including MSV Canada’s Industry Canada authorizations, but otherwise on the same terms and conditions as apply to our own satellite system under construction. The Satellite Delivery Agreement provides generally that the services provided by us to MSV Canada under the Agreement will reflect the cost to us to procure the satellite and its launch and to provide all related services and deliverables to MSV Canada plus ten (10) percent.

Satellite Backup Agreement. On February 6, 2007, we entered into an agreement with MSV Canada that provided that if and to the extent that either of the next-generation satellites of MSV or MSV Canada under construction suffered a failure, the remaining satellite would provide backup service for the benefit of the other party’s customers. The agreement provides that sufficient satellite capacity will remain available on each of the next-generation satellites at all times to allow for all satellite traffic formerly handled by the failed satellite to be transitioned to the remaining satellite.

BCE and Affiliates

As of December 31, 2006, BCE owned 7.6 million limited partner units of MSV and 759 shares of common stock of the general partner of MSV, through its wholly-owned subsidiary TMI. As such, certain transactions with BCE and its subsidiaries are related party transactions.

Telesat Canada

Operational Services Agreement for MSAT-1. MSV Canada has entered into an operational services agreement with Telesat Canada, or Telesat, a wholly-owned subsidiary of BCE, to provide regular maintenance, telemetry, tracking and control services related to the MSAT-1 satellite, including certain shared reporting among all Telesat operated space craft until September 2009 of space debris locations to facilitate in planning maneuvers for the spacecraft. The term of the agreement ends on April 30, 2011, with automatic extension for three successive additional renewal periods of one year each. The agreement may be terminated at any time, provided that the Company makes a payment equal to 12 months of service if terminating prior to April 30, 2008, or equal to six months of service if terminating after May 1, 2008 but prior to April 30, 2009. During the year ended December 31, 2006, MSV Canada incurred expenses totaling approximately $0.7 million under this agreement.

Operational Services Agreement for MSAT-2. MSV also had an agreement with Telesat to obtain telemetry, tracking and control services for its MSAT-2 satellite. Although not a party to the space debris payment letter covering the period December 2005 until September 2009, MSV has the benefit of that operational information and will be asked to pay its proportionate share starting in 2009. The term of the agreement ends on April 30, 2011, with automatic extension for three successive additional renewal periods of one year each. The agreement may be terminated at any time, provided that the Company makes a payment, equal to 12 months of service if terminating prior to April 30, 2008 or equal to six months of service, if terminating after May 1, 2008 but prior to April 30, 2009. Termination for convenience or force majeure after May 1, 2009 does not bear any termination fee. During the year ended December 31, 2006, MSV incurred expenses totaling approximately $0.9 million under this agreement.

Ground Based Solution for MSAT-2 Frequency Oscillator. On February 23, 2007, we entered into an agreement with Telesat Canada to engineer, purchase and install new up converters, down converters and pilot receivers into the MSV earth stations in Ottawa, Reston and WIT (Washington International Teleport). Telesat is to ensure capabilities for frequency compensation and frequency agility to compensate for the frequency variations due to the MSAT-2 master frequency oscillator anomaly. It is anticipated the project will be completed by November 1, 2007.

Amended Telesat Preferred Provider Agreement. We have also entered into a preferred provider agreement with Telesat in January 2001 which was amended in October 2006 by the Amended Telesat Preferred Provider Agreement. We and MSV Canada agreed to grant preferred provider status to Telesat for any telemetry, tracking and control services and for any satellite procurement services that may be required by us or MSV Canada. We and/or MSV Canada will select Telesat for such work to the extent the terms and conditions offered by Telesat are, taken as a whole, not materially less favorable to us and MSV Canada as those that could be obtained from another qualified vendor. Further, we and MSV Canada agreed that any preferred provider or like agreement that either might enter into or maintain with HNS would not grant preferred provider or like rights for those same services covered under the preferred provider agreement with Telesat. This agreement will terminate on the later of its fifth anniversary or the date when BCE and its affiliates collectively no longer hold the majority of the outstanding common shares of MSV Canada Holdings.

BCE Preferred Provider and Non-Interference Agreements. In connection with transactions in November 2004 whereby other current and former parties of MSV purchased additional limited partnership interests in MSV and we converted our outstanding convertible notes to limited partnership interests, we entered into a preferred provider agreement with BCE and amended our existing non-interference agreement with BCE. Under the preferred provider agreement, to the extent BCE or certain of its affiliates offer commercially competitive terms and conditions on a competitive bid basis, we and MSV Canada each agreed to grant preferred provider status to BCE with respect to all service offerings using follow-on satellite(s) in Canada, including the provision of facilities and non-facilities based satellite and terrestrial space, ground services, sales services and consulting services. Such preferred provider status was reduced to a non-exclusive basis upon consummation of the BCE Exchange Transactions.

Under the non-interference agreement BCE agreed to use reasonable commercial efforts to cause any entity over which it has control, to not commit any interfering act or omission, including, but not limited to any act which results in or will result in, any restriction, deprivation, interference with or material limitation of our rights to use the spectrum licensed to us or to MSV Canada.

In connection with the BCE Exchange Transactions, we and MSV Canada entered into a new non-interference agreement with BCE and Telesat. Under this agreement (the “Existing Non-Interference Agreement”), BCE and Telesat agreed that, for a period of seven years, they will not make any communication to a governmental or regulatory organization or directed at the media that could reasonably be expected to materially impair our rights to use the spectrum licensed to us or MSV Canada, including for use with an ancillary terrestrial component and including our efforts to obtain additional spectrum. The agreement also imposes certain exceptions and conditions in the event that either MSV Canada or BCE bid for additional L-band spectrum.

Consulting Agreement. We and Telesat have entered into a Consulting Agreement whereby Telesat has agreed to provide the time and consulting services of its employees to us in exchange for an hourly rate based on the employee performing such services. In the year ended December 31, 2006, we paid Telesat approximately $0.2 million pursuant to this agreement.

Office Subleases. MSV Corp. leases its office space in Ottawa and Calgary from Telesat. Under the lease agreements, we paid approximately $0.5 million during the year ended December 31, 2006. The terms of the leases for the Ottawa and Calgary office spaces will expire on June 30, 2008.

Administrative Services Agreement. Telesat and MSV Corp. have entered into an Administrative Services Agreement whereby Telesat has agreed to provide MSV Corp. with certain administrative services, including, but not limited to, access to Telesat’s wellness and health and safety awareness programs, administrative management of long-term disability claims and return to work programs, security services at the office facilities subleased by MSV Corp., facilities based operational services, Internet connectivity, and telephone service. In the year ended December 31, 2006, MSV Corp. paid Telesat approximately $0.1 million under this agreement.

Vendor Note. In February 2003, MSV Corp. entered into an agreement with Telesat for the construction and procurement of a ground station. We make payments monthly based on a payment schedule but may prepay the note at any time without penalty. Telesat provided financing for this project totaling approximately $1.0 million at an interest rate of 9.5%. Future payments on the note payable as of December 31, 2006, are as follows (in thousands):

2007	$279
2008	233

Total future payments	512

Less: interest	(42)
Principal portion	470
Less: current portion	(247)

Long-term portion of Vendor note payable	$223

Infosat Communications

We have entered into an agreement whereby it has agreed to provide Infosat Communications Inc., (“Infosat”), a subsidiary of Telesat and an affiliate of BCE, with satellite services in Canada, a portion of which have been prepaid. As of December 31, 2006, the balance of this prepayment was approximately $21.2 million. During the year ended December 31, 2006, we provided approximately $1.7 million of services to Infosat pursuant to this agreement, of which $1.5 million was to be paid in cash and $0.2 million was applied against the prepayment. We had a receivable of $0.2 million due from Infosat as of December 31, 2006.

Hughes Network Systems LLC

Preferred Provider Agreement. Hughes Network Systems LLC (“HNS”) is a former subsidiary of ours and is indirectly controlled by Apollo. During the year ended December 31, 2006, we incurred approximately $8.4 million for costs for services and equipment provided by HNS.

In October 2006, MSV entered into a preferred provider agreement with HNS. Under this agreement, for a period of five years MSV will grant preferred provider status to HNS for the provision of certain engineering and other services and the manufacture of certain equipment, in each case expected to be used by MSV in developing and deploying its next generation integrated network. In November 2006, MSV entered into an agreement with HNS to purchase four SBTS’s for a fixed price of $43.0 million. As of December 31, 2006, we had amounts due to HNS for $2.1 million.

SBTS. In November 2006, MSV entered into an agreement with HNS to purchase four Satellite Base Transceiver Subsystems (the “SBTS”) for a fixed price of $43.0 million. The SBTS will integrate the satellite component into our hybrid satellite-terrestrial network and will be designed to operate in accordance with the satellite air interface to be specified by us following evaluation of potential interfaces with our planned network capabilities. The design and development phase will take place over the next year with delivery of the completed SBTS to designated MSV gateways in North America within three years.

Agreement for Development and Production of Transceiver Units. In June 2004 we entered into an agreement for development and production of transceiver units with HNS whereby HNS agreed to develop and supply certain terminal equipment and related software for use with our existing satellite-based communications service. The agreement provides for a design payment to HNS of $3.8 million as well as per unit payments for transceiver units produced by HNS. As of December 31, 2006, we incurred approximately $0.1 million of payments for design development and equipment manufacturing.

Hughes Telematics, Inc.

Effective as of August 1, 2006, we entered into an agreement to provide Hughes Telematics, Inc. (“Hughes Telematics”), a privately held entity controlled by affiliates of Apollo with the consulting services of our personnel, not to exceed an aggregate of 200 hours per month, for a monthly fee of $25,000. Upon the resignation of Jeffrey Leddy from his position as our Chief Executive Officer and President and Craig Kaufmann as Chief Financial Officer, the monthly fee was reduced to $8,000. Mr. Leddy and Mr. Kaufmann currently serve as President and Chief Executive Officer, and Chief Financial Officer of Hughes Telematics, respectively. In February 2007, when Robert Lewis, our Senior Vice President, General Counsel and Secretary began to work for the Company on a part-time basis and was appointed General Counsel and Secretary of Hughes Telematics, such agreement was terminated. We have subsequently agreed to pay Hughes Telematics a monthly fee of $5,000 for the continued services of Mr. Kaufmann. Such services may be terminated by either party at any time with or without cause by providing ten business days notice to the non-terminating party. During the year ended December 31, 2006, we provided approximately $0.1 million of consulting services to Hughes Telematics. Mr. Leddy, who remains on our Board of Directors, owns an approximately 1% interest in Hughes Telematics and serves on the board of directors of the entity. Andrew Africk member of our Board of Directors, who is affiliated with Apollo, also serves on the board of directors of Hughes Telematics.

TerreStar

On May 11, 2005, MSV distributed all of the outstanding shares of common stock it owned in TerreStar, formerly its wholly-owned subsidiary, to its limited partners. In connection with the distribution of TerreStar, MSV entered into a number of administrative and intellectual property arrangements with TerreStar and, in certain circumstances, other related parties.

Management Services & Shared Facilities Agreement. In connection with the distribution of MSV’s equity interests in TerreStar to its limited partners, MSV entered into a management services and shared facilities agreement, whereby MSV and TerreStar agreed to provide each other with certain management-related services and other services incident thereto, including, but not limited to, assistance with general management activities, the provision of personnel, as needed, to carry out such general management activities as well as access to our respective facilities and services related thereto. For the year ended December 31, 2006, we recognized $1.3 million related to services provided to TerreStar as compared to $3.6 million for the year ended December 31, 2005. As TerreStar was not spun off until May 2005, we received a management fee only for May through September of 2005. In May 2006, we discontinued providing general management services to TerreStar, but continue to recognized income for shared intellectual property development provided to TerreStar.

Second Amended and Restated Intellectual Property Assignment and License Agreement. Concurrently with the distribution of MSV’s equity interests in TerreStar to its limited partners, ATC Technologies entered into an amended and restated intellectual property assignment and license agreement (the “Intellectual Property

Agreement”) with TerreStar, as further amended and restated most recently as of November 21, 2006. As part of this agreement, ATC Technologies granted to TerreStar, and TerreStar in turn granted to ATC Technologies, a perpetual, non-exclusive, royalty-free, fully paid, nontransferable, non-assignable, limited purpose right and license to its respective patents for the sole purposes of developing, operating, implementing, providing and maintaining a wireless service offering in, with respect to Terrestar, the S-band, and ATC Technologies, the L-Band. Under the agreement, the cross-licensees also have the right to grant sublicenses of such intellectual property in their respective operational bands. Terrestar and MSV also agreed to share in the costs of the patent filings, such respective costs to be set-off against each other, with the agreement that up to $1 million per year could be payable beyond any set-off amounts.

Cooperation Agreement. In connection with the distribution of MSV’s equity interests in TerreStar to its limited partners, MSV also entered into a cooperation agreement with TerreStar where it and TerreStar agreed, for a period of two years, that with respect to regulatory and governmental matters (whether FCC, Industry Canada, ITU or otherwise), to work cooperatively to support the advancement of regulatory objectives that are beneficial to both our businesses. We have also each agreed that neither we nor TerreStar will adopt, endorse, assume or otherwise pursue any regulatory position that is inconsistent with our shared objective of continued authorization of ATC.

Review and Approval of Transactions with Related Persons

Under our standing practices and procedures, transactions with related persons must be approved by the independent members of our Board of Directors. Certain limited transactions, such as transactions previously approved by our Board of Directors and disclosed in our Form 10-Ks and proxy statements, compensation arrangements between us and our officers and directors and transactions entered into the ordinary course of business are excluded from these requirements.

We do not have a written conflicts of interest policy, but it is specifically understood by us and our Board of Directors, that each of our directors, officers and employees has a responsibility to avoid, and to cause their immediate family members to avoid, any interest, activity or relationship that may interfere or conflict with, the performance of his or her duties to the company in a loyal and effective manner to the best of his or her ability and in the company’s best interest. It is also recognized that conflicts of interest do not include any interest, relationship or activity in which an interested person has a direct or indirect involvement or interest if the terms of such interest, relationship or activity are at least as favorable to the company as terms that would be available at the time for a comparable interest, relationship or activity in arm’s length dealings with unrelated third parties.

Corporate Governance

We operate our business according to high standards of ethical conduct, integrity and accountability. We have implemented governance policies and practices, that we believe meet or exceed the standards defined in the applicable laws and regulations, including the rules adopted by the Securities and Exchange Commission.

Director Independence

In determining the independence of our directors, the Board of Directors has adopted independence standards that mirror exactly the criteria specified by applicable SEC laws and regulations. Applying these independence standards, our Board has determined that two of our directors, Messrs. Killeen and Stasior, are “independent” within the meaning of the applicable laws and regulations. In making this determination, the Board of Directors considered all transactions in which we and any director, including those discussed under “Transactions with Related Persons” above and other transactions that were ordinary course of business transactions in which the independent directors did not have a material direct or indirect interest.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered to SkyTerra by Ernst & Young LLP (“E&Y”) for work related to the year ended December 31, 2006 and by Deloitte & Touche LLP (“Deloitte”) for the year ended December 31, 2005.

	2006 (3)	2005
Audit fees (1)	$935,500	$806,700
Audit related fees (2)	$250,300	—
Tax fees	163,400	—
All other fees	—	—

	$1,349,200	$806,700

(1)	Audit fees consisted of fees billed or expected to be billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Form 10-K, the reviews of the Company’s consolidated financial statements included in the Company’s Form 10-Q, or any other services rendered to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions.
(2)	Audit related fees consisted of fees billed for assurance and related services that are reasonably related to the performance of an audit or review of the Company’s consolidated financial statements, including assistance with acquisitions and other accounting and auditing consultation services. Other fees consisted of fees billed for agreed upon procedures performed in connection with Canadian regulatory requirements.
(3)	2006 amounts include fees for professional services rendered to SkyTerra and its consolidated subsidiary MSV by E&Y for work related to the year ended December 31, 2006.

Pursuant to a pre-approval policy, the Audit Committee approved all audit services and the payment of audit, audit related fees, tax fees and all other fees during the years ended December 31, 2006 and 2005.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 18, 2006 and is hereby incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company, which was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 18, 2006 and is hereby incorporated herein by reference.

4.1	Indenture, dated as of March 30, 2006, by and among Mobile Satellite Ventures LP and MSV Finance Co., the Guarantors named therein and the Bank of New York relating to the 14% Senior Secured Discount Notes due 2013, which was filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.1	The Company’s Nonqualified Stock Option Plan as amended and restated, which was filed as Exhibit C to the Company’s Definitive Proxy Statement dated November 18, 1994, for Stockholders Meeting held December 15, 1994, and is hereby incorporated herein by reference.

10.2	Amended and Restated Securities Purchase Agreement, dated as of June 4, 1999, among the Company, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and AIF/RRRR LLC, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.3	Form of Series 1-A Warrant of the Company, which was filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.4	Form of Series 2-A Warrant of the Company, which was filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.5	The Company’s Amended and Restated 1998 Long-Term Incentive Plan, which was filed as Exhibit 4(d) to the Company’s Form S-8 filed on November 3, 2000 and is hereby incorporated herein by reference.

10.6	Amended and Restated Investment Agreement, dated as of October 12, 2001, by and among Motient Corporation, Mobile Satellite Ventures LLC, TMI Communications and Company, Limited Partnership, MSV Investors, LLC and the other investors named therein, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

10.7	Amended and Restated Limited Partnership Agreement, dated as of November 12, 2004, by and among MSV Investors, LLC, Mobile Satellite Ventures LP, et al. which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2004 and is hereby incorporated herein by reference.

10.8	Second Amended and Restated Parent Transfer/Drag Along Agreement by and among the Company, et al. which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 18, 2004 and is hereby incorporated herein by reference.

Exhibit Number	Description
10.9	Voting Agreement, dated November 12, 2004, by and among MSV Investors, LLC, et al. which was filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2004 and is hereby incorporated herein by reference.

10.10	Note Exchange and Conversion Agreement, dated as of November 12, 2004, by and among MSV Investors, LLC, Mobile Satellite Ventures LP, et al. which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 18, 2004 and is hereby incorporated herein by reference.

10.11	Amendment to Employment Agreement, dated as of February 15, 2001, between the Company and Robert C. Lewis, which was filed as exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2001 and is hereby incorporated herein by reference.

10.12	Investment Agreement, dated as of April 2, 2002, between the Company and the Apollo Stockholders, which was filed as Exhibit 99.2 to the Company’s Current Report filed on Form 8-K, filed on April 4, 2002, and is hereby incorporated herein by reference.

10.13	Stipulation of Settlement in the matter In Re Rare Medium Group, Inc. Shareholders Litigation, Consolidated C.A. No. 18879 NC, which was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on April 4, 2002, and is hereby incorporated herein by reference.

10.14	Amended and Restated Limited Liability Company Agreement, dated as of April 22, 2005, by and between Hughes Network Systems, Inc. and the Company, which was filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated April 26, 2005 and is hereby incorporated herein by reference.

10.15	Stockholders Agreement, dated as of May 11, 2005, by and among TerreStar Networks, Inc., MSV Investors, LLC, et al., which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2005 and is hereby incorporated herein by reference.

10.16	Parent Transfer/Drag Along Agreement, dated as of May 11, 2005, by and among TerreStar Networks, Inc., the Company, et al., which was filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005 and is hereby incorporated herein by reference.

10.17	Conditional Waiver and Consent Agreement, dated as of May 11, 2005, by and among the Company, Motient Corporation, et al., which was filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2005 and is hereby incorporated herein by reference.

10.18	Separation Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and the Company, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K for dated January 3, 2006 and is hereby incorporated herein by reference.

10.19	Tax Sharing Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K for dated January 3, 2006 and is hereby incorporated by reference.

10.20	Amendment No. 2 to the Amended and Restated Limited Partnership Agreement of Mobile Satellite Ventures LP, dated January 5, 2007, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 10, 2007, and is hereby incorporated herein by reference.

10.21	Form of Stock Purchase Agreement, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 10, 2007, and is hereby incorporated herein by reference.

Exhibit Number	Description
10.22	Form of Indemnification Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2006, and is hereby incorporated herein by reference.

10.23	Restricted Stock Agreement, by and between Alexander H. Good and the Company, dated December 18, 2006, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2006, and is hereby incorporated herein by reference.

10.24	Restricted Stock Agreement, by and between Scott Macleod and the Company, dated December 18, 2006, which was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on December 19, 2006, and is hereby incorporated herein by reference.

10.25	Contract for Design, Development and Supply of Satellite Base Transceiver Sub-System (“S-BTS”) between Mobile Satellite Ventures LP and Hughes Network Systems, LLC, dated November 3, 2006, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 8, 2006, and is hereby incorporated herein by reference.

10.26	Amendment Agreement No. 1 to MSV Canada Shareholders Agreement by and among TMI Communications and Company, Limited Partnership, Mobile Satellite Ventures (Canada) Inc., Mobile Satellite Ventures Holdings (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.27	Preferred Provider Agreement, dated as of October 16, 2006, by and between Hughes Network Systems, LLC and Mobile Satellite Ventures LP, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.28	Non-Interference Agreement, dated as of October 6, 2006, by and among BCE Inc., Telesat Canada, Mobile Satellite Ventures (Canada) Inc., Mobile Satellite Ventures Holdings (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.29	Preferred Provider Extension Agreement, dated as of October 6, 2006, by and among Telesat Canada, Mobile Satellite Ventures (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.30	Pledge Release Agreement, dated as of October 6, 2006, by and among MSV Investors LLC, TMI Communication Delaware, Limited Partnership, Mobile Satellite Ventures LP and other beneficiaries of the Pledge Agreement, dated as of November 26, 2001, as amended, which was filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.31	Preferred Provider Termination Agreement, dated as of October 6, 2006, by and among BCE Inc., Mobile Satellite Ventures (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.32	Exchange Agreement, dated as of October 6, 2006, by and between SkyTerra Communications, Inc. and BCE Inc., which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2006, and is hereby incorporated herein by reference.

Exhibit Number	Description
10.33	Registration Rights Agreement, dated as of October 6, 2006, by and between SkyTerra Communications, Inc. and BCE Inc., which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 11, 2006, and is hereby incorporated herein by reference.

10.34	Registration Rights Agreement, dated as of September 25, 2006, by and between SkyTerra Communications, Inc. and Motient Corporation, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2006, and is hereby incorporated herein by reference.

10.35	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Mobile Satellite Ventures LP, dated as of September 25, 2006, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 28, 2006, and is hereby incorporated herein by reference.

10.36	Amendment No. 4 to the Amended and Restated Stockholders’ Agreement of Mobile Satellite Ventures GP, Inc., dated as of September 25, 2006, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 28, 2006, and is hereby incorporated herein by reference.

10.37	Preferred Redemption Agreement, dated May 6, 2006, by and among the Company, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.38	Exchange Agreement, dated May 6, 2006, by and among Motient Corporation, Motient Ventures Holding Inc. and the Company, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.39	Form of Exchange Agreement, dated May 6, 2006, by and among the Company, certain corporations affiliated with Columbia Capital and Spectrum Equity Investors, MVH Holdings, Inc. and Motient Corporation, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.40	Registration Rights Agreement, dated May 6, 2006, by and among the Company and each of the Blocker Corporations and each of the stockholders of the Blocker Corporations, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.41	Merger Agreement, dated May 6, 2006, by and among Bay Harbour MSV, Inc., Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., Bay Harbour Master Ltd., MSV Rollup LLC and the Company, which was filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.42	Form of Asset Purchase Agreement, dated May 6, 2006, by and among the Company and each of the MSV Minority Investors, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.43	Registration Rights Agreement dated, May 6, 2006, by and among Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd. et al. and the Company, which was filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

Exhibit Number	Description
10.44	Amendment No. 2 to TerreStar Networks, Inc. Stockholders’ Agreement, which was filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.45	TerreStar Networks Inc. Amended and Restated Stockholders’ Agreement, which was filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.46	Amendment No. 3 to Amended and Restated Stockholders’ Agreement of Mobile Satellite Ventures GP Inc., which was filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.47	Note Purchase Agreement, dated as of December 30, 2005, by and among Hughes Communications, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 3, 2006 and is hereby incorporated herein by reference.

10.48	Security Agreement, dated as of January 1, 2006, by and between Hughes Communications, Inc. and Apollo Investment Fund IV, L.P., as Collateral Agent and Secured Party, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 3, 2006 and is hereby incorporated herein by reference.

10.49	Registration Rights Agreement, dated as of January 1, 2006, by and among Hughes Communications, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC, which was filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on January 3, 2006 and is hereby incorporated herein by reference.

10.50	Membership Interest Purchase Agreement, by and among DTV Network Systems, Inc., The DIRECTV Group, Inc., SkyTerra Holdings, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC, dated as of November 10, 2005, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on January 3, 2006 and is hereby incorporated herein by reference.

10.51	Contract, dated January 9, 2006, between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures, LP for the MSV L-Bond Space-Based Network, which was filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.52	Amendment No. 1 to Contract between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures, LP for the MSV L-Bond Space-Based Network, dated March 9, 2006, which was filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.53	Amendment No. 2 to Contract between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures for the MSV L-Bond Space-Based Network, dated September 11, 2006, which was filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.54	Second Amended and Restated Intellectual Property Assignment and License Agreement , dated November 21, 2006 and effective October 1, 2006, between ATC Technologies LLC and TerreStar Networks Inc., which was filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.55	Letter Agreement, dated February 6, 2007, between Mobile Satellite Ventures, LP and Mobile Satellite Ventures (Canada) Inc., which was filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

Exhibit Number	Description
10.56	Satellite Delivery Agreement, dated February 22, 2007, between Mobile Satellite Ventures LP and Mobile Satellite Ventures (Canada) Inc., which was filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.57	Capacity Lease Agreement, dated November 26, 2001, between Mobile Satellite Ventures (Canada) Inc. and 3051361 Nova Scotia Unlimited Liability Company, which was filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.58	MSV Canada Shareholders Agreement, dated as of November 26, 2001 by and among TMI Communications and Company, Limited Partnership, Mobile Satellite Ventures (Canada) Inc., Mobile Satellite Ventures Holdings (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.59	Mobile Satellite Ventures LP 2001 Unit Incentive Plan (as amended and effective January 24, 2003), which was filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.60	Mobile Satellite Ventures LP 2001 Unit Incentive Plan (effective as of December 17, 2001) (amended as of July 1, 2004) (subject to further amendment October 11, 2005), which was filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.61	Form of Mobile Satellite Ventures LP 2001 Unit Incentive Plan (as amended) Nonqualified Unit Option Agreement, which was filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.62	Employment Letter of Alexander H. Good, dated February 26, 2004, which was filed as Exhibit 10.62 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.63	Amendment Agreement to Amend Employment Letter of Alexander H. Good, dated as of April 3, 2006, between Mobile Satellite Ventures and Alexander H. Good, which was filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.64	Change of Control Agreement, dated as of February 29, 2004, between Mobile Satellite Ventures LP and Alex H. Good, which was filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.65	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated February 24, 2005, between Mobile Satellite Ventures LP and Alexander H. Good, which was filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.66	Employment Letter of Scott Macleod, dated January 9, 2006, which was filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

Exhibit Number	Description
10.67	Executive Change of Control Agreement, dated as of January 27, 2006, between Mobile Satellite Ventures LP and Scott Macleod, which was filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.68	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated January 27, 2006, between Mobile Satellite Ventures LP and Scott Macleod, which was filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.69	Mobile Satellite Ventures LP 2001 Unit Incentive Plan (as amended) Phantom Unit Agreement, dated January 27, 2006, between Mobile Satellite Ventures LP and Scott Macleod, which was filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.70	SkyTerra Communication, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Annex III to the Company’s Definitive Proxy, filed June 23, 2006).

10.71	Restricted Stock Agreement, by and between Robert Lewis and the Company, dated January 11, 2007, which was filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

16.1	Letter of Deloitte & Touche LLP, dated May 4, 2006, which was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K dated May 4, 2006 and is hereby incorporated herein by reference.

21	Subsidiaries of the Company are MSV Investors Holdings, Inc., a Delaware corporation, MSV Rollup, LLC, a Delaware corporation, MSV Rollup Sub, LLC, a Delaware corporation, MSV Investors, LLC, a Delaware corporation, TMI Communications Delaware Limited Partnership, a Delaware limited partnership, and Mobile Satellite Ventures LP, a Delaware limited partnership, which was filed as Exhibit 21 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

23.1	Consent of Ernst & Young LLP which was filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

31.1	Certification of Alexander H. Good, Chief Executive Officer and President of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Scott Macleod, Executive Vice President, Chief Financial Officer and Treasurer of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Alexander H. Good, Chief Executive Officer and President of the Company, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Scott Macleod, Executive Vice President, Chief Financial Officer and Treasurer of the Company, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYTERRA COMMUNICATIONS, INC.

By:	/s/ ALEXANDER H. GOOD
Name:	Alexander H. Good
Title:	Chief Executive Officer and President

Dated: April 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEXANDER H. GOOD	Chief Executive Officer and President
Alexander H. Good	(Principal Executive Officer)	April 27, 2007

/s/ SCOTT MACLEOD	Executive Vice President, Chief Financial Officer and Treasurer
Scott Macleod	(Principal Financial and Accounting Officer)	April 27, 2007

/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy	Director	April 27, 2007

/s/ ANDREW D. AFRICK
Andrew D. Africk	Director	April 27, 2007

/s/ AARON J. STONE
Aaron J. Stone	Director	April 27, 2007

/s/ MICHAEL D. WEINER
Michael D. Weiner	Director	April 27, 2007

/s/ JEFFREY M. KILLEEN
Jeffrey M. Killeen	Director	April 27, 2007

/s/ WILLIAM F. STASIOR
William F. Stasior	Director	April 27, 2007