Form 10-Q
period 2007-03-31
SKYTERRA COMMUNICATIONS INC
filed 2007-05-10
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-13865

SKYTERRA COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2368845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10802 Parkridge Boulevard, Reston, VA 20191	20191
(Address of principal executive offices)	(Zip Code)

(703) 390-1899

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, as of March 31, 2007, was $198,196,202 and 62,419,361 shares of non-voting voting common stock were held by non-affiliates of the registrant as of March 31, 2007.

As of April 20, 2007, 33,819,318 shares of our voting common stock and 68,592,958, shares of our non-voting common stock were outstanding.

SKYTERRA COMMUNICATIONS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

SkyTerra Communications, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$151,326	$195,017
Investments	263,532	247,625
Accounts receivable, net of allowance of $103 and $44, respectively	5,241	4,759
Other current assets	7,237	6,375

Total current assets	427,336	453,776

Property and equipment, net	169,018	110,263
Intangible assets, net	533,257	54,446
Goodwill	11,372	16,932
Investment in TerreStar and TerreStar Global	112,620	112,620
Other assets	14,732	19,010

Total assets	$1,268,335	$767,047

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$10,669	$13,227
Deferred revenue, current portion	5,142	5,350
Other current liabilities	41,414	2,535

Total current liabilities	57,225	21,112
Senior secured discount notes, net	501,297	483,410
Note payable, Telesat Canada, net of current portion	158	223
Deferred revenue, net of current portion	14,236	20,971

Total liabilities	572,916	525,716

Commitments and contingencies

Minority interest	80,805	361,274
Stockholders’ equity (deficit):
Common stock, $0.01 par value. Authorized 200,000,000 shares; 33,819,318 and 33,245,018 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively.	338	332
Non-voting common stock, $0.01 par value. Authorized 100,000,000 shares; 68,592,598 and 31,651,870 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	686	317
Additional paid-in capital	834,921	4,862
Accumulated other comprehensive loss	(1,230)	(798)
Accumulated deficit	(220,101)	(124,656)

Total stockholders’ equity (deficit)	614,614	(119,943)

Total liabilities and stockholders’ equity (deficit)	$1,268,335	$767,047

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Services and related revenues	$6,753	$6,337
Equipment sales	1,186	1,745
Other revenues	163	174

Total revenues	8,102	8,256
Operating expenses:
Satellite operations and cost of services (exclusive of depreciation and amortization shown separately)	3,809	3,730
Cost of equipment sold	984	1,472
Next generation expenditures (exclusive of depreciation and amortization shown separately)	5,562	4,346
Sales and marketing	709	649
General and administrative	6,152	6,439
Depreciation and amortization	6,346	3,865

Total operating expenses	23,562	20,501

Loss before other income (expense)	(15,460)	(12,245)
Other income (expense):
Interest income	5,848	1,217
Interest expense	(12,129)	(354)
Management fee from TerreStar	160	651
Other (expense) income, net	(28)	30

Loss before provision for income taxes and minority interest	(21,609)	(10,701)
Provision for income taxes	(8)	—
Minority interest	1,800	—

Net loss	$(19,817)	$(10,701)

Basic and diluted loss per common share	$(0.21)	$(0.27)
Basic and diluted weighted average common shares outstanding	93,756,135	39,596,433

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) Loss

(in thousands, except share and per share data)

(unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	33,245,018	$332	31,651,870	$317	$4,862	$(798)	$(124,656)	$(119,943)
BCE Exchange Transaction	176,250	2	22,533,745	225	392,780	(296)	(44,877)	347,834

Motient Exchange Transaction	—	—	14,407,343	144	437,989	(205)	(30,751)	407,177
Recognition of change in value of minority interest redemption rights	—	—	—	—	(3,885)	—	—	(3,885)
Equity-based compensation	250,000	3	—	—	2,613	—	—	2,616
Exercise of stock options	148,050	1	—	—	562	—	—	563
Net loss	—	—	—	—	—	—	(19,817)	(19,817)
Foreign currency translation adjustment	—	—	—	—	—	69	—	69

Balance, March 31, 2007	33,819,318	$338	68,592,958	$686	$834,921	$(1,230)	$(220,101)	$614,614

Total, three months ended March 31, 2007

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Loss from continuing operations	$(19,817)	$(10,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash and working capital items	13,705	5,478

Net cash used in operating activities	(6,112)	(5,223)
Investing activities
Purchase of property and equipment	(62,142)	(9,294)
Restricted cash	18	147
Purchase of investments	(92,584)	(36,130)
Proceeds from maturity of investments	78,998	64,785
Cash acquired in BCE Exchange Transaction	37,000	—

Net cash (used in) provided by investing activities	(38,710)	19,508
Financing activities
Proceeds from issuance of senior secured discount notes, net of debt issuance costs of $13,118	—	423,120
Principal payment on note payable to Telesat Canada	(60)	(55)
Proceeds from exercise of stock options	562	—
Proceeds from exercise of MSV unit options	564	258

Net cash provided by financing activities	1,066	423,323

Effect of exchange rates on cash and cash equivalents	65	27

Net (decrease) increase in cash and cash equivalents	(43,691)	437,635
Cash and cash equivalents, beginning of period	195,017	59,925

Cash and cash equivalents, end of period	$151,326	$497,560

Supplemental information
Cash paid for interest	$23	$15

See accompanying notes.

SkyTerra Communications, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, MSV, all wholly owned subsidiaries of the Company and MSV, and all variable interest entities for which the Company or MSV is the primary beneficiary. All intercompany accounts are eliminated upon consolidation. These unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2006.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the consolidated financial statements include management’s judgments regarding the allowance for doubtful accounts, reserves for inventory, the values of the Company’s investment in MSV and TerreStar, useful lives of long lived assets, including satellites and next generation intellectual property, future cash flows expected from long-lived assets, accrued expenses, the fair value of assets acquired and liabilities assumed, and the fair value of the MSV’s Limited Investor units, volatility, and expected term, for purposes of accounting for options, the fair value of Skyterra restricted stock units, and the estimates of future taxable income. Actual results could differ from those estimates.

Investment in TerreStar and TerreStar Global

The Company accounts for its investments in affiliates in which it owns less than 20% of the voting stock and does not possess significant influence over the operations of the investee under the cost method of accounting. The Company owns approximately 12% of TerreStar Networks Inc. and 13% of TerreStar Networks Global Ltd., which it accounts for under the cost method for equity investments. Management evaluates impairment in accordance with Emerging Issues Task Force Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” Accordingly, management considers both triggering events and tangible evidence in evaluating whether the investments are recoverable within a reasonable period of time. Based upon the Company’s methodology for estimating the value of the investments, the fair value of this investment declined below the recorded value as of March 31, 2007 by less than 15%, but has increased subsequent to the balance sheet date to approximate the March 31, 2007 carrying amount, however, there are inherent uncertainties in estimating the fair value of the equity securities of a private company. Because the Company has the intent and ability to hold its investment and subsequent estimates indicated no impairment, the Company concluded that there was no permanent impairment of the investment as of March 31, 2007.

Revenue Recognition

The Company generates revenue primarily through the sale of wireless airtime service and equipment. The Company recognizes revenue when the services are performed or delivery has occurred, evidence of an arrangement exists, the fee is fixed and determinable, and collection is probable. The Company receives activation fees related to initial registration for retail customers, which are deferred and recognized ratably over the customer’s contractual service term, generally one year. The Company generally recognizes revenue or equipment sales upon transfer of title, which occurs at the time of shipment to the customer.

Next Generation Expenditures

The Company classifies costs it incurs related to the development and deployment of its next generation integrated network as next generation expenditures in the accompanying consolidated statements of operations in order to distinguish these costs from the costs related to its existing satellite-only Mobile Satellite Services (MSS).

Next generation expenditures include the following (in thousands):

	Three months ended March 31,
	2007	2006
Employee related costs	$2,291	$2,084
Research and development expenses	742	243
Professional and consulting expenses	1,370	425
Legal and regulatory fees	819	963
Patent costs and fees	340	631

Total next generation expenditures	$5,562	$4,346

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded against deferred tax assets when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in evaluating whether it is more likely than not that deferred tax assets will be realized. A valuation allowance has been recorded against substantially all deferred tax assets.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position or results of operations. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements. The Company’s policy is to recognize interest and penalties in the income tax provision (benefit). The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various states and in foreign jurisdictions, primarily Canada and its provinces. Because the Company is carrying unused net operating loss carryforwards dating, in part, back to 1993, some elements of income tax returns back to 1993 are subject to examination. The Company is currently under audit for income taxes in one Canadian province and in one U.S. state, but the Company does not expect the results of those audits to have a material impact on the Company’s financial position or results of operations.

Other Comprehensive Income

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes revenue, expenses, gains, and losses that under GAAP are included in comprehensive income (loss), but excluded from net income (loss). For the three months ended March 31, 2007 and 2006, other comprehensive loss was $19.3 million and $10.7 million, respectively. The difference between net loss and comprehensive loss is due to foreign currency translation adjustments.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding for the period. The Company’s restricted stock that was granted during the year ended December 31, 2006 has been excluded from basic loss per common share until the shares vest. Diluted earnings (loss) per common share reflect the potential dilution for the exercise or conversion of securities into common stock. For each of the three months ended March 31, 2007 and 2006, options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per common shares as the effect would have been anti-dilutive. In addition, the restricted stock that was granted during the year ended December 31, 2006 and the three months ended March 31, 2007 was excluded from the computation of diluted net loss per common share, as the effect would have been anti-dilutive. The Company also excluded the shares issuable to Motient Corporation (Motient) in exchange for Motient’s interest in MSV (see Note 3), as the effect would have been anti-dilutive.

3. Acquisitions

MSV Exchange Transaction

On May 6, 2006, SkyTerra entered into agreements with certain other partners in MSV and the former minority stakeholders in SkyTerra’s MSV Investors, LLC subsidiary (MSV Investors) that, upon closing, resulted in the consolidation of majority ownership and control of MSV and MSV’s corporate general partner, Mobile Satellite Ventures GP Inc. (MSV GP), by SkyTerra, as well as SkyTerra owning all of the equity interests in MSV Investors (the MSV Exchange Transactions). Pursuant to these agreements, on September 25, 2006, SkyTerra issued an aggregate of 39,596,432 shares of its voting and non-voting common stock to a wholly owned subsidiary of Motient Corporation (Motient), other limited partners of MSV and the former minority stakeholders in MSV Investors in exchange for approximately 14.2 million limited partnership interests of MSV, all of the common stock of MSV GP and all of the equity interests in MSV Investors held by these parties.

Notwithstanding the legal form of the transactions, the MSV Exchange Transactions have been accounted for as a reverse acquisition, with MSV being treated as the accounting acquirer of SkyTerra. The determination that MSV is the accounting acquirer was based primarily on the relative voting rights of the MSV and SkyTerra shareholder groups in the Company after the MSV Exchange Transactions and the composition of management of the Company after the MSV Exchange Transactions. Accordingly, the historical financial statements of the Company prior to September 25, 2006 are the historical financial statements of MSV. The consolidated financial statements of MSV were retroactively adjusted to reflect the recapitalization of MSV with the 39,596,432 shares of SkyTerra common stock issued to MSV equity holders in the MSV Exchange Transactions.

The reverse acquisition resulting from MSV Exchange Transactions has been accounted for under the purchase method of accounting under Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” The purchase price is determined based on the fair value of the equity instruments of SkyTerra outstanding as of September 25, 2006. More specifically, the purchase price in the MSV Exchange Transaction was $398.4 million, which consists of (i) the $381.5 million attributed to the 24,610,616 shares of the Company’s common stock outstanding as of September 25, 2006, (ii) the $10.4 million attributed to outstanding options to purchase shares of the Company’s common stock exercisable as of September 25, 2006 and (iii) the $6.5 million estimated fair value attributed to the Company’s Series 1-A and Series 2-A warrants outstanding as of September 25, 2006. The fair value of the outstanding stock options and warrants were estimated using the Black-Scholes option pricing model. The Series 1-A and Series 2-A warrants are exercisable at any time and expire on June 4, 2009. Pursuant to the original terms of the warrants, the exercise price and the number of shares for which the Series 1-A and Series 2-A warrants are exercisable for is subject to adjustment under certain anti-dilution provisions contained in the warrants.

The $398.4 million purchase price was allocated on a preliminary basis to the acquired assets and liabilities based on their relative estimated fair value. The excess of the fair value of the net assets acquired over the purchase price has been reflected as a reduction of fair value, on a pro rata basis, of the investment in each of MSV and TerreStar. The final allocation of the purchase price is dependent on a number of factors, including the final evaluation of the fair value of the equity securities included in the purchase consideration and the fair value of the assets acquired and liabilities assumed. The following table presents the preliminary purchase price allocation (in thousands):

Current assets	$11,591
Investment in Mobile Satellite Ventures LP (a)	284,327
Investment in TerreStar	111,967
Current liabilities	(9,516)

$398,369

(a)	As MSV is treated as the accounting acquirer, the MSV limited partnership units held by SkyTerra prior to the MSV Exchange Transactions are deemed to be reacquired in a treasury stock transaction. Accordingly, the value allocated to such limited partnership interests was recorded as a reduction of additional paid-in capital.

BCE Exchange Transaction

On January 5, 2007, SkyTerra acquired all of the equity interests in MSV and MSV GP, owned by BCE, Inc. through the purchase of its wholly-owned subsidiary TMI Delaware. In exchange for approximately 8.0 million limited partnership interests in MSV and approximately 740 shares of MSV GP, the Company issued 22,533,745 shares of its non-voting common stock (the BCE Exchange Transaction). These shares of non-voting common stock are also exchangeable for a like number of shares of voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of the Company’s voting common stock. Substantially concurrently with the BCE Exchange Transaction, SkyTerra issued 176,250 shares of common stock to Winchester Development LLC, a Delaware limited liability company beneficially owned by a former director of the Company. Such shares were issued in exchange for approximately $0.4 million in cash and 50,226 limited partnership interests of the Company.

The BCE Exchange was accounted for under the purchase method of accounting. The $319.1 million purchase price, was allocated on a preliminary basis to the acquired assets and liabilities based on their relative estimated fair value. The final allocation of the purchase price is dependent on a number of factors, including the final evaluation of fair value of the assets acquired and liabilities assumed. The following table presents the preliminary allocation:

	Historical Basis of Equity Interests Not Acquired	Fair Value of MSV Minority Interest Acquired	MSV as Adjusted	MSV Historical	Adjustment (Purchase Price Allocation)
	(in thousands)
Assets:
Current assets	$350,855	$98,862	$449,717	$449,717	$—
Restricted cash	1,833	517	2,350	2,350	—
Property and equipment, net	86,024	20,455	106,479	110,264	(3,785)
Intangible assets (a)	42,477	340,174	382,651	54,446	328,205
Goodwill	13,210	—	13,210	16,932	(3,722)
Other assets	14,968	1,550	16,518	19,185	(2,667)

Total assets	509,367	461,558	970,925	652,894	318,031

Liabilities:
Current liabilities	14,048	3,959	18,007	18,007	—
Senior secured discount notes, net	377,141	109,641	486,782	483,410	3,372
Deferred revenue, net of current portion	16,361	142	16,503	20,971	(4,468)
Other long-term liabilities	174	49	223	223	—

Total liabilities	407,724	113,791	521,515	522,611	(1,096)

Net assets	$101,643	$347,767	$449,410	$130,283	$319,127

(a)	The identifiable intangible assets consist of spectrum licenses and contractual rights to various spectrum authorizations, patented technologies, customer contracts and customer relationships. These intangible assets will be amortized on a straight-line basis over useful lives ranging from six to twenty years.

Motient Exchange Transaction

        As a result of the MSV Exchange Transactions, Motient has the right to exchange, until September 25, 2011, its remaining ownership interests in MSV for shares of SkyTerra non-voting common stock, which would be exchangeable for a like number of shares of SkyTerra voting common stock upon the disposition of any such shares by Motient. Following a change of control of SkyTerra, as defined in the agreement with Motient, SkyTerra has the right to require Motient to complete the exchange of its remaining MSV interests. If Motient has not exchanged its remaining MSV interests by September 25, 2011 and a change of control of SkyTerra has not subsequently occurred with SkyTerra exercising its right, such remaining interests shall be exchanged for shares of non-voting common stock of SkyTerra at an exchange ratio reflecting the fair market value of such interests and SkyTerra’s common stock on May 6, 2021.

Notwithstanding the possible earlier exchange of Motient’s remaining MSV interests by Motient or SkyTerra, as an exchange will occur on May 6, 2021 at an exchange ratio determined by then current respective fair values of the investment of the MSV interests and SkyTerra common stock. The Company records Motient’s remaining minority interest in MSV at fair value at the end of each reporting period. Changes in the fair value of the MSV interests held by Motient will be recorded in minority interest, but will have no impact on the Company’s results of operations. On each date an exchange occurs, the Company will eliminate any previous adjustments to minority interest and stockholders’ equity and will account for the exchange as an acquisition of the minority interests in MSV under the purchase method of accounting.

On February 12, 2007, Motient exchanged 5,108,987 MSV limited partnership units for 14,407,343 shares of SkyTerra’s common stock in accordance with the terms of the MSV Exchange agreement. As a result of this transaction, the Company reversed its previous adjustments to the fair value of Motient’s minority interests, which resulted in a reduction of minority interest and an increase of stockholder’s equity by $236.5 million. Subsequent to this transaction, Motient has 1,577,234 MSV limited partnership interests that are subject to the MSV Exchange agreement described above, and which are exchangeable for 4,447,801 shares of SkyTerra common stock.

The Motient Exchange was accounted for under the purchase method of accounting. The $153.3 million purchase price was allocated on a preliminary basis to the acquired assets and liabilities based on their relative estimated fair value. The final allocation of the purchase price is dependent on a number of factors, including the final evaluation of the fair value of the assets acquired and liabilities assumed. The following table presents the preliminary allocation:

	Historical Basis of Equity Interests Not Acquired	Fair Value of MSV Minority Interest Acquired	MSV as Adjusted	MSV Historical	Adjustment (Purchase Price Allocation)
	(in thousands)
Assets:
Current assets	$362,412	$60,321	$422,733	$422,733	$—
Restricted cash	2,015	335	2,350	2,350	—
Property and equipment, net	114,209	15,245	129,454	133,218	(3,764)
Intangible assets (a)	326,453	210,778	537,231	380,788	156,443
Goodwill	11,377	—	11,377	13,270	(1,893)
Other assets	13,990	1,005	14,995	16,318	(1,323)

Total assets	830,456	287,684	1,118,140	968,677	149,463

Liabilities:
Current liabilities	12,302	2,047	14,349	14,349	—
Senior secured discount notes, net	423,870	69,027	492,897	494,419	(1,522)
Deferred revenue, net of current portion	14,214	57	14,271	16,580	(2,309)
Other long-term liabilities	167	28	195	195	—

Total liabilities	450,553	71,159	521,712	525,543	(3,831)

Net assets	$379,903	$216,525	$596,428	$443,134	$153,294

(a)	The identifiable intangible assets consist of spectrum licenses and contractual rights to various spectrum authorizations, patented technologies, customer contracts and customer relationships. These intangibles assets will be amortized on a straight-line basis over useful lives ranging from six to twenty years.

After the BCE Exchange Transaction and the Motient Exchange Transaction, SkyTerra is the sole owner of MSV GP and owns approximately 95% of the outstanding limited partnership interests of MSV.

The following unaudited pro forma information is presented as if the Company had completed the all the above acquisitions as of January 1, 2006. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at such date or of the future results of operations (in thousands except per share information):

	Three months ended March 31,
	2007	2006
Pro forma revenues	$8,102	$8,256
Pro forma net loss	(21,981)	(15,159	)(a)
Pro forma net loss per share – basic and diluted	$(0.22)	$(0.20	)(a)

(a)	The pro forma net loss and pro forma net loss per share include $3.5 million of compensation expense related to the modification of an executive’s employment agreement (See Note 5).

As a result of the acquisitions described above, as of March 31, 2007, intangible assets consist of the following (in thousands):

Customer contracts and customer relationships	$21,841
Next generation intellectual property	563,655

585,496
Accumulated amortization	(52,239)

Intangible assets, net	$533,257

Customer contracts and customer relationships are amortized over a period ranging from 4.5 to 7 years with a weighted average remaining life of 6.9 years. Next generation intellectual property is amortized over periods ranging from 4.5 to 20 years with a weighted-average remaining life of 19.5 years. The Company’s next generation intellectual property consists of a combination of spectrum licenses and authorizations, certain technology, and certain other rights. During the three months ended March 31, 2006, and 2007, amortization expense was approximately $2.4 million, and $5.8 million, respectively, related to these intangible assets. In connection with these transactions, the Company increased the useful life of certain of its next generation intellectual property, which it previously amortized over 15 years. As a result of this change net loss decreased by $0.7 million, or $0.01 per share, for the three months ended March 31, 2007.

Following the acquisitions, the estimated future amortization of intangible assets as of March 31, 2007 is as follows (in thousands):

2007	$21,230
2008	28,233
2009	28,122
2010	28,122
2011	28,122
Thereafter	399,428

$533,257

4. Debt

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Note payable due to Telesat Canada	$411	$470
Senior secured discount notes, net	501,297	483,410

Total debt	$501,708	$483,880

In February 2003, MSV entered into an agreement with Telesat Canada (Telesat), a satellite communications provider that is a related party (see Note 8) for the construction and procurement of a ground station. Telesat Canada provided financing for this project totaling approximately $1.0 million at an interest rate of 9.5%.

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

The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of the Company’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. MSV may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided it maintains a leverage ratio of 6.0 to 1.0. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. The Company was in compliance with the covenants of the Senior Secured Discount Notes as of March 31, 2007.

5. Equity Based Compensation Plans

MSV Unit Option Incentive Plan

In December 2001, MSV adopted a unit option incentive plan (MSV Unit Option Incentive Plan), which allows for the granting of options and other unit based awards to employees and directors upon approval by MSV’s Board of Directors. Effective January 1, 2006, MSV adopted SFAS No. 123(R), “Share Based Payments,” using the prospective method, as MSV previously used the minimum-value method for disclosure purposes. Under the prospective transition method, the Company records compensation expense for all options and awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123(R). The Company records compensation expense for unvested options that were outstanding as of December 31, 2005 under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employee.”

The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. For the three months ended March 31, 2006 and 2007, as MSV’s equity securities are not publicly traded, management used the median historical volatility of the public securities of three comparable companies whose value is predominantly derived from similar asset holdings. Additionally, the fair value of units underlying the equity-based awards (Limited Investor Units) is an input to the determination of the fair value of equity-based awards, which requires complex and subjective judgments. The Company utilized a market approach to estimate the fair value of Limited Investor Units at each date on which equity-based awards were granted. The market approach uses an analysis of the observable market price of equity instruments for companies with similar assets and businesses as MSV, and which, in some cases hold MSV Common Units. In order to derive the amount of the comparable companies’ securities values attributable to the Common Units, which are held by limited partners of MSV, the Company used a market approach to estimate the value of other equity investments and assets owned, and made adjustments to account for the differences in volatility and liquidity between implied value and a Common Unit. The Company determined the estimated value of a Limited Investor Unit by making further adjustments to account for differences in rights attributable to a Common Unit as compared to those of a Limited Investor Unit. As of March 31, 2007, MSV conducts these estimates based solely on the market price of SkyTerra common stock. There is inherent uncertainty in making these judgments and estimates.

The total equity-based compensation expense related to the MSV Unit Option Incentive Plan recorded during the three months ended March 31, 2006 and 2007 was approximately $4.8 million and $0.9 million, respectively, for all equity-based awards accounted for under either SFAS No. 123(R) or APB Opinion No. 25, as appropriate. Included in the expense for the three months ended March 31, 2006 is approximately $3.5 million of compensation expense that was recorded under SFAS No. 123(R) related to the modification of an executive’s employment agreement.

On February 9, 2007 the Compensation Committee of the Board of Directors of MSV GP decreased the exercise prices of outstanding unit options with exercise prices of $56.33 to $35.00. No other terms, including vesting, were modified. This modification will result in the recognition of additional compensation expense in the years ending December 31, 2007 and 2008 totaling approximately $1.3 million. During the three months ended March 31, 2007, approximately $0.3 million of additional compensation expense was recognized for this modification.

As of March 31, 2007, the total deferred compensation related to MSV equity-based compensation was approximately $8.4 million, which we expect to recognize over a weighted-average period of 2.8 years.

SkyTerra Equity-Based Compensation Plans

SkyTerra has a long-term incentive plan, a nonqualified stock option plan, and an equity incentive plan, which allows for the granting of options and other equity-based awards. During the year ended December 31, 2006 and the three months ended March 31, 2007, the Company granted awards of 600,000 and 250,000 restricted shares of common stock, respectively. One-third of these awards will vest after three years; another one-third will vest on the first day following the 20th consecutive trading day on which the SkyTerra stock price exceeds $20 per share and the last third will vest on the first day following the 20th consecutive trading day on which the SkyTerra stock price exceeds $25 per share. The fair value of the restricted stock grants containing market conditions and deemed service period was estimated using a Monte Carlo simulation model, with inputs of a risk free rate ranging from 4.8% to 5.2% and a volatility ranging from 53% to 56%. The total equity-based compensation expense related to the SkyTerra equity awards recorded during the three months ended March 31, 2007 was approximately $1.2 million. As of March 31, 2007, the total equity-based compensation expense related to non-vested restricted stock not yet recognized is approximately $6.9 million, which is expected to be recognized over a weighted-average period of 2.7 years.

6. Commitments and Contingencies

Satellite Network Construction

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

If MSV elects to terminate the Boeing contract in whole or in part, the Company will be subject to termination liability charges that would range from approximately $112 million to $154 million, declining in late 2007, which would be expensed when incurred. If MSV elects not to start full construction on MSV-SA prior to November, 2007, it will be considered an in-part termination. In accordance with the amended contract, future maximum contractual payments due under this contract include all potential performance incentives and related interest payments on the incentives, not including options, or full construction for MSV-SA. As of March 31, 2007 the Company’s remaining commitment under the Boeing contract is approximately $570.2 million, of which $205.2 million is due during the remainder of 2007.

MSV entered into an agreement with Hughes Network Systems, LLC (HNS) to purchase four satellite base transceiver subsystems for a fixed price of $43.0 million. As of March 31, 2007 the Company’s remaining commitment under the HNS contract is approximately $38.7 million, of which $8.6 million is due during the remainder of 2007.

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

Regulatory Matters

During 2001, Motient applied to the Federal Communications Commission (FCC) to transfer licenses and authorizations related to its L-Band MSS system to MSV. This transfer was approved in November 2001. In connection with this application, Motient sought FCC authority to launch and operate a next generation integrated network that will include the deployment of satellites and terrestrial base stations operating in the same frequencies. In February 2003, the FCC adopted general rules for MSS operators, including MSV, for the deployment of an integrated network that will include the operation of satellites and terrestrial base stations (called an “Ancillary Terrestrial Component” or “ATC”), subject to the requirement that the MSS operator file an additional application for a specific ATC consistent with the broader guidelines issued in the February 2003 order.

MSV believes that the ruling allows for significant commercial opportunity related to the Company’s next generation integrated network. Both opponents and proponents of ATC, including MSV, asked the FCC to reconsider the rules adopted in the February 2003 order. Opponents of the ruling advocated changes that could adversely impact MSV’s business plans. MSV also sought certain corrections and relaxations of technical standards that would further enhance the commercial viability of the next generation integrated network. The FCC issued an order on reconsideration of the February 2003 order in February 2005. The FCC granted some of the corrections and relaxations of technical standards MSV has advocated and has rejected the requests for changes advocated by opponents of the FCC’s February 2003 order. One party has filed a petition for reconsideration of the February 2005 order asking the FCC to adopt certain restrictions on the technical standards for ATC. This petition is pending.

In November 2003, MSV applied for authority to operate ATC in conjunction with the current and next generation satellites of MSV and MSV Canada. The FCC’s International Bureau granted this authorization, in part, in November 2004 and deferred certain issues to the FCC’s rule-making proceeding, which was resolved in February 2005. One opponent of MSV’s application has asked the FCC to review the MSV’s ATC authorization. This challenge is pending. The Company has also filed an application to modify its ATC authorization. Only one party has filed comments in opposition to this application. This application is pending. MSV also received authorization to construct, launch, and operate two satellites from the FCC. In addition to a petition for clarification filed by MSV, one party has filed a petition for reconsideration of MSV’s FCC satellite authorization for its North American satellite. This challenge is pending. Mobile Satellite Ventures (Canada) Inc. (MSV Canada) has also received authorization from Industry Canada to construct, launch, and operate a satellite. Pursuant to the existing satellite licenses, MSV and MSV Canada must meet certain milestone dates for two North American satellites. In January 2006, MSV entered into a contract with Boeing to construct three satellites, one of which was designated to fulfill a South American authorization held by MSV, and the other two as required by the FCC and Industry Canada milestone requirements for the North American satellite authorizations. The FCC has ruled that MSV is compliant with this milestone requirement. One party has challenged this finding. This challenge is pending. Industry Canada has ruled that MSV Canada has met its first milestone with regard to design specifications. In April 2007, MSV submitted a certification of compliance with the FCC’s Critical Design Review milestone. The FCC has not yet ruled on MSV’s compliance with this milestone.

There can be no assurance that, following the conclusion of the rule-making and the other legal challenges, MSV will have authority to operate a commercially viable next generation integrated network.

7. Income Taxes

SkyTerra and its eligible subsidiaries file a consolidated United States federal income tax return. As a limited partnership, MSV is not subject to income tax directly. Rather, each partner, including SkyTerra, is subject to income taxation based on such partner’s portion of MSV’s income or loss, as defined in the limited partnership agreement. MSV’s Canadian subsidiary and MSV Canada are taxed as corporations in Canada and, as such, are subject to Canadian entity-level tax. The Company’s income tax provision relates to MSV Canada.

The Company’s effective rate differs from the Federal statutory rate of 34.0%, due primarily to unbenefitted losses and the portion of MSV’s losses attributable to the other limited partners.

SkyTerra and the consolidated subsidiaries have unused net operating loss (NOL) carry forwards of approximately $31.2 million expiring from 2008 through 2025. Utilization of NOL carry forwards may be subject to an annual limitation if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code. Additionally, despite the NOL carry forwards, the Company may have a future income tax liability due to alternative minimum tax or state or foreign tax requirements.

As the distribution of Hughes Communications Inc. (Hughes) in February 2006, which was previously a consolidated subsidiary of SkyTerra, did not qualify as a tax-free spin-off, SkyTerra recognized a significant taxable gain for federal income tax purposes. The Company believes that its loss carry forwards are sufficient to offset such gain. However, pursuant to the tax sharing agreement between Hughes and the Company, Hughes will be responsible for any taxes, including alternative minimum tax or state taxes, relating to the distribution not otherwise offset by loss carry forwards. Accordingly, if the Company’s estimate of the tax obligations generated by the distribution changes and SkyTerra’s loss carry forwards are not sufficient to offset the obligation, Hughes will be responsible for reimbursing the Company for any resulting tax payments. If Hughes is unable to pay such taxes, the Company will be required to make such payments.

Prior to the closing of the MSV Exchange Transactions, a minority stakeholder in MSV Investors distributed to its shareholders all of its assets other than its interest in MSV Investors. Under the terms of the merger agreement between SkyTerra and the shareholders of the minority stakeholder, such shareholders have agreed to indemnify the Company for any taxes imposed on the minority stakeholder for any taxable period or portion thereof ending on or prior to the closing of the MSV Exchange Transactions, including all liabilities for taxes relating to the distribution of its assets as described above. At closing, such shareholders paid the Company $7.5 million of cash, which the Company used to pay such taxes. To the extent that the tax liability is less than $7.5 million, the Company will refund to the former shareholders the difference. If the former shareholders are unable to pay any taxes that exceed the $7.5 million, the Company will be required to make such payments. As of March 31, 2007, the remaining cash and liability related to this arrangement was approximately $1.9 million.

Prior to the closing of the BCE Exchange Transaction, TMI Delaware distributed to BCE and its affiliates all of the assets of TMI Delaware other than its limited partnership interests in MSV and its common stock of MSV GP. Under the terms of the exchange agreement between the Company and BCE, BCE has indemnified the Company for any taxes imposed on TMI Delaware for any taxable period or portion thereof ending on or prior to the closing of the BCE Exchange Transaction, including all liabilities for taxes relating to the distribution of its assets. At closing, BCE transferred $37.0 million of cash to TMI Delaware that the Company will use to pay such taxes. To the extent that the tax liability is less than $37.0 million, the Company will refund to BCE the difference.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position or results of operations. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements. The Company’s policy is to recognize interest and penalties in the income tax provision (benefit). The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various states and in foreign jurisdictions, primarily Canada and its provinces. Because the Company is carrying unused net operating loss carryforwards dating, in part, back to 1993, some elements of income tax returns back to 1993 are subject to examination. The Company is currently under audit for income taxes in one Canadian province and in one U.S. state, but the Company does not expect the results of those audits to have a material impact on the Company’s financial position or results of operations.

8. Related Party Transactions

The Company and MSV’s related parties include the following entities, due to common ownership: MSV Canada, Telesat, Infosat Communications Inc., Hughes Network Systems, LLC, Hughes Telematics, Inc., LCC International Inc. and TerreStar. The following table summarizes related party transactions (in thousands):

	Three months ended March 31,
	2007	2006
Income, including management fees	$695	$1,292
Expenses	530	1,823
Due from related parties	391	504
Due to related parties	330	256

9. Segment Information

The following table presents certain financial information on the Company’s reportable segments for the three months ended March 31, 2007. SkyTerra amounts reflect the results of operations for the period following the September 25, 2006 MSV Exchange Transactions through December 31, 2006 (in thousands). Prior to September 25, 2006, MSV was the only operating segment.

	SkyTerra	MSV	Eliminations	Consolidated
Revenue	$—	$8,102	$—	$8,102
Minority interest	—	—	1,800	1,800
Net (loss) income	(1,603)	(20,014)	1,800	(19,817)

Total assets	153,369	1,117,523	(2,557)	1,268,335

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

Overview

Through Mobile Satellite Ventures LP (“MSV”) and its Canadian subsidiary Mobile Satellite Ventures Corp. (“MSV Corp.”), we are developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. Using an all-IP, open architecture, we believe our network will provide significant advantages over existing wireless networks. Such potential advantages include higher data speeds, lower costs per bit and flexibility to support a range of custom IP applications and services. Our current business plan envisions a “carrier’s carrier” wholesale model whereby our strategic partners and other wholesale customers can use our network to provide differentiated broadband services to their subscribers. We believe our planned open network, in contrast to legacy networks currently operated by incumbent providers, will allow distribution and other strategic partners to have open network access and create a wide variety of custom applications and services for consumers.

We currently offer a range of mobile satellite services (“MSS”) using two geostationary satellites that support the delivery of data, voice, fax and dispatch radio services. We are licensed by the United States and Canadian governments to operate in the L-band spectrum which we have coordinated for our use. We currently have coordinated approximately 30 MHz of spectrum throughout the United States and Canada. In operating our next generation integrated satellite-terrestrial network, we plan to allocate the use of spectrum between satellite and terrestrial service. Our spectrum footprint covers a total population of nearly 330 million. Our spectrum occupies a portion of the L band and is positioned between the frequencies used today by terrestrial wireless providers in the United States and Canada. We were the first MSS provider to receive a license to operate an ancillary terrestrial component (“ATC”) network from the FCC. We were a major proponent of the FCC’s February 2003 and February 2005 ATC and ATC Reconsideration Orders, both of which were adopted on a bipartisan, 5-0 basis. These ATC licenses permit the use of our L-band satellite frequencies in the operation of an advanced, integrated network capable of providing wireless broadband on a fixed, portable and fully mobile basis.

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

We provide service in the United States and Canada using two nearly identical satellites. The first satellite is located at 101. WL. The second satellite, formerly owned by an affiliate of BCE and now owned by MSV Canada, is located at 106.5. WL.

Company Structure

We conduct our business primarily through MSV and MSV Corp. Our intellectual property is predominantly held by our wholly owned subsidiary, ATC Technologies, LLC. We have access to a Canadian L-band license held by MSV Canada, a corporation in which we hold combined direct and indirect ownership interests of 46.7%, through a capacity lease and other contractual rights. Our United States L-band spectrum license and satellite authorization, as well as the FCC licenses related to use, in the United States, of the Canadian licensed frequencies held by MSV Canada are held by a wholly owned subsidiary, Mobile Satellite Ventures Subsidiary LLC.

MSV also has three other subsidiaries organized for the purpose of pursuing future international and domestic business opportunities, which have no material current activity.

MSV Exchange Transactions

On May 6, 2006, we entered into agreements with certain other partners in MSV and the former minority stakeholders in our MSV Investors subsidiary that, upon closing, resulted in the consolidation of majority ownership and control of MSV and Mobile Satellite Ventures GP Inc. (MSV GP), MSV’s general partner, by us, as well as our owning all of the equity interests in MSV Investors. At the initial closing, which occurred on September 25, 2006, we issued an aggregate of 39,596,432 shares of our voting and non-voting common stock to a wholly owned subsidiary of Motient Corporation (“Motient”), other limited partners in MSV and the former minority stakeholders in MSV Investors in exchange for approximately 14.2 million limited partnership interests of MSV, all of the common stock of MSV GP and equity interests in MSV Investors held by these parties, resulting in us owning 52% of MSV on a fully diluted basis and 78% of MSV GP. Pursuant to the terms of these transactions, Motient agreed to use its commercially reasonable efforts to distribute 25,478,273 shares of our common stock that it received to its common stockholders as soon as practicable following the initial closing. Prior to such distribution by Motient, these shares are non-voting.

Notwithstanding the legal form of the MSV Exchange Transactions, the MSV Exchange Transactions have been accounted for as a reverse acquisition under the purchase method of accounting due to, among other things, the relative voting rights of the MSV and SkyTerra stockholder groups in the combined company after the MSV Exchange Transactions and the composition of senior management of the combined company. Accordingly, MSV has been considered the accounting acquirer for financial reporting purposes. As such, our historical financial statements prior to September 25, 2006 are the historical financial statements of MSV. The consolidated financial statements of MSV have been retroactively restated to reflect the recapitalization of MSV with the 39,596,432 shares of our common stock issued to MSV equity holders in the MSV Exchange Transactions.

BCE Exchange Transaction

On January 5, 2007, we acquired all of the equity interests in MSV LP and MSV GP owned by BCE, Inc. through the purchase of its wholly-owned subsidiary TMI Delaware. In exchange for approximately 8.0 million limited partnership interests in MSV LP and approximately 740 shares of MSV GP, we issued 22,533,745 shares of our non-voting common stock (the “BCE Exchange Transaction”). The shares of our non-voting common stock issued in the BCE Exchange Transaction are also exchangeable for a like number of shares of our voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of our voting common stock. Substantially concurrently with the BCE Exchange Transaction, we issued approximately 176,250 shares of our common stock to Winchester Development LLC, a Delaware limited liability company beneficially owned by a former director of MSV. Such shares were issued in exchange for approximately $400,000 in cash and 50,226 limited partnership interests of MSV.

Motient Exchange Transaction

As a result of the MSV Exchange Transactions, Motient also has the right to exchange, until September 25, 2011, its remaining ownership interest in MSV for shares of SkyTerra non-voting common stock, which will be exchangeable for a like number of shares of SkyTerra voting common stock upon the disposition of any such shares by Motient. Following a change of control of SkyTerra, as defined in the agreement with Motient, we have the right to require Motient to complete the exchange of its remaining MSV interests. If Motient has not exchanged its remaining MSV interests by September 25, 2011 and a change of control of SkyTerra has not subsequently occurred with SkyTerra exercising its right, such remaining interests shall be exchanged for shares of non-voting common stock of SkyTerra at an exchange ratio reflecting the fair market value of such interests and our common stock on May 6, 2021.

Notwithstanding the possible earlier exchange of Motient’s remaining MSV interests by Motient or SkyTerra, as an exchange will occur on May 6, 2021 at an exchange ratio determined by then current respective fair values of the investment of the MSV interests and SkyTerra common stock, we record Motient’s remaining minority interest in MSV at fair value and adjust it to fair value at the end of each reporting period. Changes in the fair value of the MSV interests held by Motient will be recorded in minority interest, but will have no impact on our results of operations. On each date an exchange occurs, we will eliminate any previous adjustments to minority interest and stockholders’ equity and will account for the exchange as an acquisition of the minority interests in MSV under the purchase method of accounting.

On February 12, 2007, Motient exchanged 5.1 million MSV limited partnership units for 14,407,343 shares of our common stock in accordance with the terms of the MSV Exchange agreement. As a result of this transaction, we reversed our previous adjustments to the fair value of Motient’s minority interests, which resulted in a reduction of minority interest and an increase of stockholders’ equity by $236.5 million. Pursuant to the terms of these transactions, Motient agreed to use commercially reasonable efforts to distribute the 14.4 million shares of the common stock that it received to its common stockholders as soon as practical. Prior to such distribution by Motient, these shares are non-voting.

As a result of these transactions, we became the sole owner of MSV GP and we own approximately 95% of the outstanding limited partnership interests of MSV and approximately 88% on a fully diluted basis.

We may acquire additional limited partnership interests of MSV if we negotiate and enter into exchange transactions with MSV option holders or any other limited partners in MSV, although no assurances can be given in this regard.

TerreStar

In February 2002, MSV established TerreStar Networks Inc. (“TerreStar”) as a wholly-owned subsidiary to develop business opportunities related to the proposed receipt of certain licenses in the S-band. On May 11, 2005, MSV distributed all of the outstanding shares of common stock of TerreStar to its limited partners, including SkyTerra, which received a 12% interest. The distribution was recorded at book value. Subsequent to the spin-off, as MSV no longer had an ownership interest in TerreStar, the results of TerreStar from its inception through May 11, 2005 are presented as discontinued operations.

In connection with the distribution of the equity interests in TerreStar to MSV’s limited partners, MSV entered into a management services agreement whereby it agreed to provide TerreStar with certain management-related services and other services incident thereto, including, but not limited to, assistance with general management activities, the provision of personnel, as needed, to carry out such general management activities and access to our respective facilities and services related thereto. MSV also entered into a license agreement whereby it granted TerreStar a license to use some of its intellectual property for its S-band services.

Critical Accounting Policies

Investment in TerreStar and TerreStar Global

In connection with the MSV Exchange Transactions, we allocated $128.7 million of the purchase price to our ownership interest in TerreStar and TerreStar Global. Subsequent to the MSV Exchange Transactions, we account for our investment in TerreStar and TerreStar Global under the cost method. We evaluate impairment in accordance with Emerging Issues Task Force Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” Accordingly, we consider both triggering events and tangible evidence that the investments are recoverable within a reasonable period of time. Based upon our methodology for estimating the value of the investments, the fair value of this investment may have declined below the recorded value as of March 31, 2007 by less than 15%, but has increased subsequent to the balance sheet to approximate the March 31, 2007 carrying amount. However, there are inherent uncertainties in estimating the fair value of the equity securities of a private company. Because we have the intent and ability to hold our investment and subsequent estimates indicate no impairment, we concluded that there was no permanent impairment of the investment as of March 31, 2007.

Purchase Accounting Intangible Assets

Our intangible assets and goodwill arose as a result of our acquisitions accounted for using the purchase method of accounting. At the time of the acquisitions, the Company allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values.

The identified intangible assets are customer contracts and intellectual property related to the next generation integrated network. Customer contracts and customer relationships are being amortized over a period ranging from 4.5 to 7 years. Next generation intellectual property is being amortized over periods ranging from 4.5 to 20 years, with a weighted average life of 19.5 years. The Company’s next generation intellectual property consists of a combination of spectrum licenses and contractual rights to various spectrum licenses and authorizations, certain technology, and certain other rights. The useful life of our next generation intellectual property acquired from Motient and TMI, was initially set at 15 years based on the estimated useful life of our existing satellites. In connection with the BCE and Motient Exchange Transactions, we revised the estimated useful life of certain next generation intellectual property to 20 years. As a result of this change, our amortization expense decreased by $0.7 million or $0.01 per share for the three months-ended March 31, 2007. We will reevaluate the useful life of our next generation intellectual property when we commence commercial deployment of the terrestrial component of our next generation integrated network, at which point our next generation intellectual property will have many of the same attributes as terrestrial spectrum licenses held by cellular carriers who account for these assets as indefinite lived intangible assets.

Determination of Fair Value of Partnership Interests Underlying Unit Incentive Plan Options

Determining the fair value of partnership interests underlying options (“Limited Partnership Interests”), requires making complex and subjective judgments. Partnership interests that are issued to holders of options granted under our Unit Incentive Plan have fewer rights than the outstanding partnership interests held by our other limited partners. Such limitations include, but are not limited to, the lack of a corresponding general partner share which provides voting and other rights. We utilized the market approach to estimate the fair value of Limited Partnership Interest at each date on which options were granted. The market approach uses an analysis of the observable market price of equity instruments for companies with similar assets and businesses. We estimated the value of a Limited Partnership Interest based on the values implied for partnership interests (“Full Partnership Interest”) held by limited partners which hold significant interests in MSV, and whose equity securities are publicly traded. In order to derive the amount of the comparable companies’ security’s value attributable to the Full Partnership Interest we used the market approach to estimate the value of other equity investments and assets owned. We made adjustments to account for the differences in volatility and liquidity between the comparable companies’ reference securities and a private Full Partnership Interest. We determined the estimated value of a Limited

Partnership Interest by making further adjustments to account for differences in rights attributable to a Full Partnership Interest as compared to those of a Limited Partnership Interest. As a result of the BCE and Motient Exchange Transactions, we conduct these estimates based solely on the market price of SkyTerra. There is inherent uncertainty in making these estimates. As of March 31, 2007, our total deferred compensation was $15.3 million, which we expect to recognize over a weighted-average period of 2.8 years.

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues

Revenues for the three months ended March 31, 2007 decreased to $8.1 million from $8.3 million for the three months ended March 31, 2006, a decrease of $0.2 million, or 2%. This decrease was attributable to a decrease in equipment sales of $0.6 million, offset by an increase in service revenue of $0.4 million. Equipment sales were higher in 2006 due to the release of our new G2 mobile satellite voice terminal.

Operating Expenses

Satellite Operations and Cost of Services

Satellite operations costs and cost of services include expenses related to the operation of our satellite wireless network including personnel related expenses, facility costs, the cost of new product development, relating to our current MSS business. Operations costs for the three months ended March 31, 2007 were $3.8 million compared to $3.7 million for the three months ended March 31, 2006, an increase of $0.1 million or 2% in 2007.

Cost of Equipment Sold

Cost of equipment sold decreased to $1.0 million for the three months ended March 31, 2007 as compared to $1.5 million for the three months ended March 31, 2006, a decrease of $0.5 million or 33%. This decrease was due to the decrease in sales of our G2 units.

Next Generation Expenditures

Next generation expenditures relate to the development and deployment of a next generation integrated network. Next generation expenses increased $1.2 million or 27% to $5.6 million for the three months ended March 21, 2007 from $4.3 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, employee related expenses increased by $0.5 million which was primarily related to an increase in headcount by 12 employees. Consulting and professional fees increased by $0.9 million due to on-going development of our operational support and business support systems. Research and development expenses increased by $0.5 million. These increases were offset by a decrease in legal and regulatory expenses of $0.1 million and a decrease in patent costs by $0.3 million. Equity-based compensation decreased by $0.3 million as a result of the acceleration of vesting for MSV options as a result of the “change of control” resulting from the MSV Exchange Transactions in September 2006.

Sales and Marketing

Sales and marketing costs include the cost of advertising, marketing and promotion. Sales and marketing costs increased $0.1 million or 9% from $0.6 million for the three months ended March 31, 2006 to $0.7 million for the three months ended March 31, 2007.

General and Administrative Expense

General and administrative expense includes finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions, excluding the costs related to development and deployment of the next generation integrated network. General and administrative expenses for the three months ended March 31, 2007 were $6.1 million compared to $6.4 million for the three months ended March 31, 2006, a decrease of $0.3 million, or 5%. Employee related expenses increased by $0.8 million due to an increase in headcount by five employees, and an increase in executive salaries. Professional fees and consulting fees each increased by $0.2 million, and general expenses increased by $0.2 million, due to increased costs of being a public company. Due to the inclusion of SkyTerra corporate expenses in periods following September 2006, we experienced increases of $0.3 million of legal fees, $0.2 million of business operating taxes and $0.3 million for insurance expense. Offsetting these increases was a decrease of $2.5 million for equity-based compensation for the acceleration of certain MSV options that became fully vested during the three months ending September 30, 2006 as a result of the “change of control” resulting from the MSV Exchange Transactions in September 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of our intangible assets. Depreciation and amortization expense for the three months ended March 31, 2007 was $6.4 million compared to $3.9 million in the three months ended March 31, 2006, an increase of $2.4 million. The increase in amortization expense is attributable to the increase in value of our intangible assets resulting from the BCE and Motient Exchange Transactions, offset by the effect of the increase in useful life of certain of our next generation intellectual property from 15 years to 20 years.

Other Income and Expenses

Interest Expense

Interest expense is comprised of the interest paid on our note payable and amortization of the discount and debt issuance costs on our senior secured discount notes, offset by capitalized interest on our system under construction. Interest expense for the three months ended March 31, 2006 increased from $0.4 million to $12.1 million for the three months ended March 31, 2007, which was due to the issuance of senior secured discount notes on March 30, 2006. We expect that our interest expense will continue to increase in 2007 and thereafter.

Interest Income

Interest income relates to interest we earn on cash, cash equivalents, restricted cash and short-term investments. Interest income for the three months ended March 31, 2007 increased to $5.8 million from $1.2 million for the three months ended March 31, 2006, an increase of $4.6 million. This increase was due to interest earned on funds received from issuing senior secured discount notes on March 30, 2006.

Management Fee from TerreStar

In May 2006, we discontinued providing general management services to TerreStar but we continue to share intellectual property with TerreStar. For the three months ended March 31, 2007, we recognized $0.2 million of income related to services provided to TerreStar under the shared intellectual property agreement as compared to $0.7 million of income for the three months ended March 31, 2006 for the management services and intellectual property development agreement.

Income Taxes

MSV Canada is taxed as a corporation in Canada, and as such, is subject to Canadian entity-level tax and provincial capital taxes. During the three months ended March 31, 2007, we recorded a provision of $8,000 for income tax attributable to MSV Canada. During the three months ended March 31, 2006 no tax provision was recorded. Our effective rate differs from the Federal statutory rate of 34.0%, due primarily to unbenefitted losses and the position of MSV’s losses attributable to the other limiter partners.

Minority Interest

For the three months ended March 31, 2007, we recorded $1.8 million of minority interest relating to our ownership in MSV. As MSV was deemed to be the accounting acquirer of SkyTerra as a result of the MSV Exchange Transactions in September 2006, we did not have any minority interest before that date.

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

We have financed our operations through the private placement of debt and equity securities and vendor financing. As of March 31, 2007, we had $414.9 million of cash, cash equivalents and short-term investments compared to $442.6 million at December 31, 2006, excluding restricted cash. The outstanding balance of MSV’s Senior Secured Discount Notes was $501.3 million as of March 31, 2007. We estimate that the total cost to develop and construct the two satellite components of our next generation integrated network in the United States and Canada, including the costs of the satellites, their launch, launch insurance, and associated ground segment will be approximately $1.1 billion, the majority of this requirement is either under or is anticipated will be subject to contractual commitment in the future. This estimate does not include approximately $250 million to construct a spare satellite that would not be launched (ground spare) but is required by the terms of our FCC authorization. While our ATC authorizations currently contemplate the construction of a ground spare, we expect to apply to the FCC for a waiver of this requirement based on our proposal to use the two new North American satellites as in orbit spares for each other, replicating the manner in which we operate today with our existing satellites.

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

The cost of building and deploying our next generation integrated network could exceed these estimates. For example, if we elect to defer payments under our satellite construction contract, modify its design, and/or if we exercise certain options to buy additional satellites or other equipment or services, our costs for the satellite component of our network will increase, possibly significantly. The magnitude of the terrestrial wireless network capital requirement depends upon a number of factors including: choice of wireless technology; target applications (for more limited mobility to full mobility); the general pace of construction; and the efficiency of the business case in the initially deployed markets. We intend to manage the terrestrial wireless build-out to be as success based as possible, thereby moderating capital requirements. However, we may not have control over each of these factors as our strategy involves working with various strategic and distribution partners who may have varying degrees of influence on these decisions in exchange for capital contributions and other commitments. In all scenarios, we will require significant additional capital, beyond our current resources.

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

The terms of the Senior Secured Discount Notes require us to comply with certain covenants that restrict some of our corporate activities, including our ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. We may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided we maintain a leverage ratio of 6.0 to 1.0. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. We were in compliance with the covenants of the Senior Secured Discount Notes as of March 31, 2007.

Related Parties

Our related parties include the following entities, due to common ownership: MSV Canada, Telesat, Infosat Communications Inc., Hughes Network Systems, LLC, Hughes Telematics, Inc., LCC International Inc. and TerreStar. The following table summarizes related party transactions (in thousands):

	Three months ended March 31,
	2007	2006
Income, including management fees	$695	$1,292
Expenses	530	1,823
Due from related parties, as of period end	391	504
Due to related parties, as of period end	330	256

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The United States dollar is the functional currency for our consolidated financials. The functional currency of our existing Canadian subsidiary and two Canadian joint ventures is the Canadian dollar. The financial statements of these entities are translated to United States dollars using period end rates for assets and liabilities, and the weighted average rate for the period for all expenses and revenues. During the normal course of operating our current business, we are exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the Canadian dollar and the Euro. To reduce the impact of these risks on our earnings and to increase the predictability of cash flows, we use natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk. When natural offsets are not sufficient, from time to time, we enter into certain derivative contracts to buy and sell foreign currencies. Our foreign currency management policy prohibits speculative trading and allows for hedges to be entered into only when a future foreign currency requirement is identified. These contracts generally have durations of less than one year. We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives other than hedges reflected as current period income (loss) unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity and then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. As of March 31, 2007 we held hedge contracts that totaled approximately $3.9 million, all of which did not meet the documentation criteria of SFAS No. 133. We recognized a gain of approximately $30,000 during the three months ended March 31, 2007 related to such hedges.

Interest Rate Risk

Changes in interest rates affect the fair value of our fixed rate debt. The fair value of our Senior Secured Discount Notes at March 31, 2007 was approximately $457.5 million. Based on balances outstanding at March 31, 2007, a 1% increase or decrease in interest rates, assuming similar terms and similar assessment of risk by our lenders, would change the estimated market value, or the estimated price at which the Senior Secured Discount Notes would trade, by approximately $22.5 million and $23.7 million, respectively at March 31, 2007. We do not have cash flow exposure to changing interest rates on our Senior Secured Discount Notes because the interest rate for these securities is fixed. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of future changes in market interest rates on Senior Secured Discount Notes may differ significantly from the impact shown in this sensitivity analysis.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and principal accounting officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the three-month fiscal period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 5, 2007, we acquired all of the equity interests in MSV LP and MSV GP, owned by BCE, Inc. through the purchase of its wholly-owned subsidiary TMI Delaware. In exchange for approximately 7.6 million limited partnership interests in MSV LP and approximately 740 shares of MSV GP, the Company issued 21,393,355 shares of its non-voting common stock (the BCE Exchange Transaction). In addition, in accordance with the terms of the BCE Exchange Transaction, in exchange for 1,140,390 shares of our non-voting common stock, the Company acquired an additional 404,394 limited partnership interests of MSV from BCE and substantially concurrently with the BCE Exchange Transaction, we issued approximately 175,000 shares of our common stock to Winchester Development LLC, a Delaware limited liability company beneficially owned by a former director of MSV. Such shares were issued in exchange for approximately $400,000 in cash and approximately 50,000 limited partnership interests of MSV, obtained by the individual upon the exercise of outstanding options and subsequently transferred to Winchester Development LLC. On February 12, 2007, Motient exchanged 5.1 million MSV limited partnership units for 14,407,343 shares of the Company’s common stock in accordance with the terms of the MSV Exchange Agreement. All such shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Alexander H. Good, Chief Executive Officer and President of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Scott Macleod, Executive Vice President and Chief Financial Officer of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Alexander H. Good, Chief Executive Officer and President of the Company, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Scott Macleod, Executive Vice President and Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2007	By:	/s/ Alexander H. Good
Alexander H. Good Chief Executive Officer and President

Date: May 10, 2007	By:	/s/ Scott Macleod
Scott Macleod Executive Vice President and Chief Financial Officer