Form 10-Q
period 2007-06-30
SKYTERRA COMMUNICATIONS INC
filed 2007-08-09
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, as of June 29, 2007, was $205,448,638 and 62,419,361 shares of non-voting common stock were held by non-affiliates of the registrant as of June 30, 2007.

As of June 30, 2007, 33,839,318 shares of our voting common stock and 68,592,958, shares of our non-voting common stock were outstanding.

SKYTERRA COMMUNICATIONS, INC.

1

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

SkyTerra Communications, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$129,596	$195,017
Investments	204,142	247,625
Accounts receivable, net of allowance of $81 and $103, respectively	5,644	4,759
Other current assets	6,740	6,375

Total current assets	346,122	453,776

Property and equipment, net	255,781	110,263
Intangible assets, net	526,266	54,446
Goodwill	12,217	16,932
Investment in TerreStar and TerreStar Global	112,620	112,620
Other assets	13,263	19,010

Total assets	$1,266,269	$767,047

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$11,958	$12,959
Income taxes payable	31,014	268
Notes payable, current portion	850	247
Deferred revenue, current portion	5,248	5,350
Other current liabilities	181	2,288

Total current liabilities	49,251	21,112
Senior secured discount notes, net	518,575	483,410
Deferred revenue, net of current portion	15,478	20,971
Notes payable, net of current portion	885	223
Other long term liabilities	7,623	—

Total liabilities	591,812	525,716

Commitments and contingencies

Minority interest	80,748	361,274
Stockholders’ equity (deficit):
Common stock, $0.01 par value. Authorized 200,000,000 shares; 33,839,318 and 33,245,018 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	338	332
Non-voting common stock, $0.01 par value. Authorized 100,000,000 shares; 68,592,958 and 31,651,870 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	686	317
Additional paid-in capital	836,151	4,862
Accumulated other comprehensive loss	(1,561)	(798)
Accumulated deficit	(241,905)	(124,656)

Total stockholders’ equity (deficit)	593,709	(119,943)

Total liabilities and stockholders’ equity (deficit)	$1,266,269	$767,047

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Services and related revenues	$6,857	$6,900	$13,610	$13,238
Equipment sales	1,097	2,397	2,284	4,142
Other revenues	216	183	378	357

Total revenues	8,170	9,480	16,272	17,737
Operating expenses:
Satellite operations and cost of services (exclusive of depreciation and amortization shown separately)	3,963	3,978	7,775	7,708
Cost of equipment sold	892	2,006	1,873	3,479
Next generation expenditures (exclusive of depreciation and amortization shown separately)	6,641	6,394	12,203	10,740
Sales and marketing	1,291	626	2,000	1,274
General and administrative	4,930	3,405	11,082	9,844
Depreciation and amortization	7,588	3,319	13,934	7,184

Total operating expenses	25,305	19,728	48,867	40,229

Loss before other income (expense)	(17,135)	(10,248)	(32,595)	(22,492)
Other income (expense):
Interest income	4,984	6,398	10,832	7,614
Interest expense	(10,557)	(14,928)	(22,685)	(15,282)
Management fee from TerreStar	130	409	289	1,060
Other income, net	107	284	80	314

Loss before provision for income taxes and minority interest	(22,471)	(18,085)	(44,079)	(28,786)
Provision for income taxes	(99)	—	(108)	—
Minority interest	766	—	2,566	—

Net loss	$(21,804)	$(18,085)	$(41,621)	$(28,786)

Basic and diluted loss per common share	$(0.21)	$(0.46)	$(0.43)	$(0.73)
Basic and diluted weighted average common shares outstanding	101,563,156	39,596,433	97,681,212	39,596,433

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	33,245,018	$332	31,651,870	$317	$4,862	$(798)	$(124,656)	$(119,943)
BCE Exchange Transaction	176,250	2	22,533,745	225	392,780	(296)	(44,877)	347,834
Motient Exchange Transaction	—	—	14,407,343	144	437,989	(205)	(30,751)	407,177
Recognition of change in value of minority interest redemption rights	—	—	—	—	(4,519)	—	—	(4,519)
Equity-based compensation	250,000	2	—	—	3,918	—	—	3,920
Exercise of stock options	168,050	2	—	—	586	—	—	588
Exercise of MSV unit options	—	—	—	—	535			535
Net loss	—	—	—	—	—	—	(41,621)	(41,621)
Foreign currency translation adjustment	—	—	—	—	—	(262)	—	(262)

Balance, June 30, 2007	33,839,318	$338	68,592,958	$686	$836,151	$(1,561)	$(241,905)	$593,709

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net loss	$(41,621)	$(28,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash and working capital items	30,613	24,712

Net cash used in operating activities	(11,008)	(4,074)
Investing activities
Purchase of property and equipment	(142,414)	(26,421)
Restricted cash	742	1,644
Purchase of investments	(202,318)	(142,401)
Proceeds from maturity of investments	250,230	59,739
Cash acquired in BCE Exchange Transaction	37,000	—

Net cash used in investing activities	(56,760)	(107,439)
Financing activities
Proceeds from issuance of senior secured discount notes, net of debt issuance costs of $13,118	—	436,170
Payment of debt issuance costs	—	(13,070)
Principal payment on notes payable	(121)	(110)
Proceeds from issuance of notes payable	1,386	—
Proceeds from exercise of stock options	588	—
Proceeds from exercise of MSV unit options	564	293

Net cash provided by financing activities	2,417	423,283

Effect of exchange rates on cash and cash equivalents	(70)	505

Net (decrease) increase in cash and cash equivalents	(65,421)	312,275
Cash and cash equivalents, beginning of period	195,017	59,925

Cash and cash equivalents, end of period	$129,596	$372,200

Supplemental information
Cash paid for interest	$44	$25
Cash paid for income taxes	$891	$—

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the consolidated financial statements include management’s judgments regarding the allowance for doubtful accounts, reserves for inventory, the fair values of MSV and TerreStar, useful lives of long lived assets, including satellites and next generation intellectual property, future cash flows expected from long-lived assets, accrued expenses, the fair value of assets acquired and liabilities assumed, and the fair value of the MSV’s Limited Investor units, volatility, and expected term, for purposes of accounting for options, the fair value of Skyterra restricted stock units, and the estimates of future taxable income. Actual results could differ from those estimates.

Investment in TerreStar and TerreStar Global

The Company accounts for its investments in entities in which it owns less than 20% of the voting stock and does not possess significant influence over the operations of the investee under the cost method of accounting. The Company owns approximately 11% of TerreStar Networks Inc. (TerreStar) and 13% of TerreStar Networks Global Ltd. (TerreStar Global), which it accounts for under the cost method for equity investments. Management evaluates impairment in accordance with Emerging Issues Task Force (EITF) 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” Accordingly, management considers both triggering events and tangible evidence in evaluating whether the investments are recoverable within a reasonable period of time, as well as the Company’s intent and ability to hold such investments.

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

Next generation expenditures include the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Employee related costs	$3,131	$2,086	$5,422	$4,171
Professional and consulting expenses	1,564	648	2,934	1,073
Legal and regulatory fees	1,164	3,130	1,984	4,093
Research and development expenses	482	105	1,224	347
Patent costs and fees	300	425	639	1,056

Total next generation expenditures	$6,641	$6,394	$12,203	$10,740

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded against deferred tax assets when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in evaluating whether it is more likely than not that deferred tax assets will be realized. A valuation allowance has been recorded against substantially all of the Company’s deferred tax assets.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position or results of operations. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements. The Company’s policy is to recognize interest and penalties in the income tax provision (benefit). The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various states and in foreign jurisdictions, primarily Canada and its provinces. Because the Company has unused net operating loss carryforwards dating, in part, back to 1993, some elements of income tax returns back to 1993 are subject to examination. The Company is currently under audit for income taxes in one Canadian province and in one U.S. state, but the Company does not expect the results of those audits to have a material impact on the Company’s financial position or results of operations.

Other Comprehensive Income

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended June 30, 2007 and 2006, comprehensive loss was $19.7 million and $18.4 million, respectively. For the six months ended June 30, 2007 and 2006, comprehensive loss was $41.9 million and $29.1 million, respectively. The difference between net loss and comprehensive loss is due to foreign currency translation adjustments.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted earnings (loss) per common share reflects the potential dilution for the exercise or conversion of securities into common stock. For each of the three and six months ended June 30, 2007 and 2006, options, warrants, and unvested restricted stock grants were excluded from the computation of diluted net loss per common shares as the effect would have been anti-dilutive. The Company also excluded the shares issuable to Motient Corporation (Motient) in exchange for Motient’s interest in MSV (see Note 3), as the effect would have been anti-dilutive.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation in order to separately present cost of equipment sold and to reclassify certain regulatory fees and taxes.

3. Acquisitions

MSV Exchange Transaction

On May 6, 2006, SkyTerra entered into agreements with certain other partners in MSV and the former minority stakeholders in SkyTerra’s MSV Investors, LLC subsidiary (MSV Investors) that, upon closing, resulted in the consolidation of majority ownership and control of MSV and MSV’s corporate general partner, Mobile Satellite Ventures GP Inc. (MSV GP), by SkyTerra, as well as SkyTerra owning all of the equity interests in MSV Investors (the MSV Exchange Transactions). Pursuant to these agreements, on September 25, 2006, SkyTerra issued an aggregate of 39,596,432 shares of its voting and non-voting common stock to a wholly owned subsidiary of Motient, other limited partners of MSV and the former minority stakeholders in MSV Investors in exchange for approximately 14.2 million limited partnership interests of MSV, all of the common stock of MSV GP held by these parties and all of the equity interests in MSV Investors held by these parties.

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

The reverse acquisition resulting from MSV Exchange Transactions has been accounted for under the purchase method of accounting under Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” The purchase price is determined based on the fair value of the equity instruments of SkyTerra outstanding as of September 25, 2006. More specifically, the purchase price in the MSV Exchange Transaction was $398.4 million, which consists of (i) the $381.5 million attributed to the 24,610,616 shares of the Company’s common stock outstanding as of September 25, 2006, (ii) the $10.4 million attributed to outstanding options to purchase shares of the Company’s common stock exercisable as of September 25, 2006 and (iii) the $6.5 million estimated fair value attributed to the Company’s Series 1-A and Series 2-A warrants outstanding as of September 25, 2006. The fair value of the outstanding stock options and warrants were estimated using the Black-Scholes option pricing model. The Series 1-A and Series 2-A warrants are exercisable at any time and expire on June 4, 2009. Pursuant to the original terms of the warrants, the exercise price and the number of shares for which the Series 1-A and Series 2-A warrants are exercisable is subject to adjustment under certain anti-dilution provisions contained in the warrants.

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

BCE Exchange Transaction

On January 5, 2007, SkyTerra acquired all of the equity interests in MSV and MSV GP owned by BCE, Inc. through the purchase of its wholly-owned subsidiary TMI Delaware. In exchange for approximately 8.0 million limited partnership interests in MSV and approximately 740 shares of MSV GP, the Company issued 22,533,745 shares of its non-voting common stock (the BCE Exchange Transaction). These shares of non-voting common stock are also exchangeable for a like number of shares of voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of the Company’s voting common stock. Substantially concurrently with the BCE Exchange Transaction, SkyTerra issued 176,250 shares of common stock to Winchester Development LLC, a Delaware limited liability company beneficially owned by a former director of MSV. Such shares were issued in exchange for approximately $0.4 million in cash and 50,226 limited partnership interests of the Company.

The BCE Exchange Transaction was accounted for under the purchase method of accounting. The $319.1 million valuation of the securities issued was determined in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” based on the October 6, 2006 announcement date. The purchase price was allocated on a preliminary basis to the acquired assets and liabilities based on their relative estimated fair value. The final allocation of the purchase price is dependent on a number of factors, including the final evaluation of fair value of the assets acquired and liabilities assumed. The following table presents the preliminary allocation:

	Historical Basis of Equity Interests Not Acquired	Fair Value of MSV Minority Interest Acquired	MSV as Adjusted	MSV Historical	Adjustment (Purchase Price Allocation)
	(in thousands)
Assets:
Current assets	$350,855	$98,862	$449,717	$449,717	$—
Restricted cash	1,833	517	2,350	2,350	—
Property and equipment, net	86,024	20,455	106,479	110,264	(3,785)
Intangible assets (a)	42,477	340,174	382,651	54,446	328,205
Goodwill	13,210	—	13,210	16,932	(3,722)
Other assets	14,968	1,550	16,518	19,185	(2,667)

Total assets	509,367	461,558	970,925	652,894	318,031

Liabilities:
Current liabilities	14,048	3,959	18,007	18,007	—
Senior secured discount notes, net	377,141	109,641	486,782	483,410	3,372
Deferred revenue, net of current portion	16,361	142	16,503	20,971	(4,468)
Other long-term liabilities	174	49	223	223	—

Total liabilities	407,724	113,791	521,515	522,611	(1,096)

Net assets	$101,643	$347,767	$449,410	$130,283	$319,127

(a)	The identifiable intangible assets consist of spectrum licenses and contractual rights to various spectrum authorizations, patented technologies, customer contracts and customer relationships. These intangible assets will be amortized on a straight-line basis over useful lives ranging from 6 to 20 years, with a weighted-average period of 19.5 years.

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

Notwithstanding the possible earlier exchange of Motient’s remaining MSV interests by Motient or SkyTerra, an exchange will occur on May 6, 2021 at an exchange ratio determined by then current respective fair values of the investment of the MSV interests and SkyTerra common stock. The Company records Motient’s remaining minority interest in MSV at fair value at the end of each reporting period. Changes in the fair value of the MSV interests held by Motient will be recorded in minority interest, but will have no impact on the Company’s results of operations. On each date an exchange occurs, the Company will eliminate any previous adjustments to minority interest and stockholders’ equity and will account for the exchange as an acquisition of the minority interests in MSV under the purchase method of accounting.

On February 12, 2007, Motient exchanged 5,108,987 MSV limited partnership units for 14,407,343 shares of SkyTerra’s common stock in accordance with the terms of the MSV Exchange agreement. As a result of this transaction, the Company reversed its previous adjustments to the fair value of Motient’s minority interests, which resulted in a reduction of minority interest and an increase of stockholder’s equity of $236.5 million. Subsequent to this transaction, Motient owns 1,577,234 MSV limited partnership interests that are subject to the MSV Exchange agreement described above and which are exchangeable for 4,447,801 shares of SkyTerra common stock.

The Motient Exchange Transaction was accounted for under the purchase method of accounting. The $153.3 million valuation of the equity securities issued was determined in accordance with EITF 99-12, based on the February 12, 2007 exercise date. The purchase price was allocated on a preliminary basis to the acquired assets and liabilities based on their relative estimated fair value. The final allocation of the purchase price is dependent on a number of factors, including the final evaluation of the fair value of the assets acquired and liabilities assumed. The following table presents the preliminary allocation:

	Historical Basis of Equity Interests Not Acquired	Fair Value of MSV Minority Interest Acquired	MSV as Adjusted	MSV Historical	Adjustment (Purchase Price Allocation)
	(in thousands)
Assets:
Current assets	$362,412	$60,321	$422,733	$422,733	$—
Restricted cash	2,015	335	2,350	2,350	—
Property and equipment, net	114,209	15,245	129,454	133,218	(3,764)
Intangible assets (a)	326,453	210,778	537,231	380,788	156,443
Goodwill	11,377	—	11,377	13,270	(1,893)
Other assets	13,990	1,005	14,995	16,318	(1,323)

Total assets	830,456	287,684	1,118,140	968,677	149,463

Liabilities:
Current liabilities	12,302	2,047	14,349	14,349	—
Senior secured discount notes, net	423,870	69,027	492,897	494,419	(1,522)
Deferred revenue, net of current portion	14,214	57	14,271	16,580	(2,309)
Other long-term liabilities	167	28	195	195	—

Total liabilities	450,553	71,159	521,712	525,543	(3,831)

Net assets	$379,903	$216,525	$596,428	$443,134	$153,294

(a)	The identifiable intangible assets consist of spectrum licenses and contractual rights to various spectrum authorizations, patented technologies, customer contracts and customer relationships. These intangibles assets will be amortized on a straight-line basis over useful lives ranging from 6 to 20 years, with a weighted average period of 19.5 years.

After the BCE Exchange Transaction and the Motient Exchange Transaction, SkyTerra is the sole owner of MSV GP and owns approximately 95% of the outstanding limited partnership interests of MSV.

The following unaudited pro forma information is presented as if the Company had completed all the above acquisitions as of January 1, 2006. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at such date or of the future results of operations (in thousands except per share information):

	Three months ended June 30,			Six months ended June 30,
	2007	2006		2007	2006
Pro forma revenues	$8,170	$9,480		$16,272	$17,737
Pro forma net loss	(21,804)	(24,403	)(b)	(46,880)	(39,567	)(a)(b)
Pro forma net loss per share – basic and diluted	$(0.21)	$(0.32	)(b)	$(0.46)	$(0.52	)(a)(b)

(a)	The pro forma net loss and pro forma net loss per share include $3.5 million of compensation expense related to the modification of an executive’s employment agreement (See Note 5).
(b)	The pro forma net loss and pro forma loss per share include $2.3 million expense related to forfeiture of FCC performance bond.

4. Debt

Debt consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Note payable due to Telesat Canada	$350	$470
Note payable	1,385	—
Senior secured discount notes, net	518,575	483,410

Total debt	$520,310	$483,880

In February 2003, MSV entered into an agreement with Telesat Canada (Telesat), a satellite communications provider that is a related party (see Note 8) for the construction and procurement of a ground station. Telesat Canada provided financing for this project totaling approximately $1.0 million at an interest rate of 9.5%.

In June 2007, MSV entered into an agreement with a third party to finance the purchase of software. Total payments under the agreement are approximately $1.6 million, including all principal and interest. The quarterly payments are fixed and are paid quarterly over the two year term, ending in April, 2009. The imputed interest rate is 11%. The note is secured by an interest in the related software license.

In March 2006, MSV and its wholly-owned subsidiary, MSV Finance Co., issued Senior Secured Discount Notes with an aggregate principal amount of $750.0 million at maturity, generating gross proceeds of $436.2 million. MSV and MSV Finance Co. are jointly and severally liable for all obligations under the Senior Secured Discount Notes. All of MSV’s domestic subsidiaries, Mobile Satellite Ventures Corp. (a Canadian subsidiary) and Mobile Satellite Ventures (Canada) Inc. (MSV Canada), jointly and severally guarantee the Senior Secured Discount Notes. Interest on the notes will accrete from the issue date at a rate of 14.0% per annum, until per annum, until they reach full principal amount at April 1, 2010. Following April 1, 2010, interest will be payable semi-annually in arrears in cash at a rate of 14% per annum, with the first such payment being due on October 1, 2010. The Senior Secured Discount Notes will mature on April 1, 2013. MSV may redeem some or all of the Senior Secured Discount Notes any time after April 1, 2010 at a redemption price starting at 107% of the accreted value of the Senior Secured Discount Notes and declining to par after April 1, 2012. In addition, at any time before April 1, 2009, the Company may redeem up to 35% of the aggregate principal amount at maturity of the Senior Secured Discount Notes with the net proceeds of certain equity offerings at a redemption price equal to 114.0% of the accreted value of the Senior Secured Discount Notes plus interest, if any, if at least 65% of the originally issued aggregate principal amount of the Senior Secured Discount Notes remain outstanding. At any time before April 1, 2010, MSV may redeem all or a portion of the Senior Secured Discount Notes on one or more occasions at a redemption price equal to 100% of the accreted value plus a premium computed using a discount rate equal to the rate on United States Treasury securities maturing on or about April 1, 2010 plus 50 basis points.

Upon the occurrence of certain change of control events, each holder of Senior Secured Discount Notes may require MSV to repurchase all or a portion of its Senior Secured Discount Notes at a price of 101% of the accreted value, plus, after April 1, 2010, accrued interest. The Senior Secured Discount Notes are secured by substantially all of MSV’s assets.

The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of the Company’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. MSV may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided it maintains a leverage ratio of 6.0 to 1.0. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Secured Discount Notes as of June 30, 2007.

Future minimum principal payments related to the Company’s debt agreements, described above, are as follows for the years ended December 31 (in thousands):

2007	$283
2008	897
2009	555
2010	—
2011	—
Thereafter	518,575

$520,310

5. Equity Based Compensation Plans

MSV Unit Option Incentive Plan

In December 2001, MSV adopted a unit option incentive plan (MSV Unit Option Incentive Plan), which allows for the granting of options and other unit based awards to employees and directors upon approval by MSV’s Board of Directors. Effective January 1, 2006, MSV adopted SFAS No. 123(R), “Share Based Payment,” using the prospective method, as MSV previously used the minimum-value method for disclosure purposes. Under the prospective transition method, the Company records compensation expense for all options and awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123(R). The Company records compensation expense for unvested options that were outstanding as of December 31, 2005 under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. For the three and six months ended June 30, 2006 and 2007, as MSV’s equity securities are not publicly traded, management used the median historical volatility of the public securities of three comparable companies whose value is predominantly derived from similar asset holdings. Additionally, the fair value of units underlying the equity-based awards (Limited Investor Units) is an input to the determination of the fair value of equity-based awards, which requires complex and subjective judgments. The Company utilized a market approach to estimate the fair value of Limited Investor Units at each date on which equity-based awards were granted. The market approach uses an analysis of the observable market price of equity instruments for companies with similar assets and businesses as MSV, and which, in some cases hold MSV Common Units. In order to derive the amount of the comparable companies’ securities values attributable to the Common Units, which are held by limited partners of MSV, the Company used a market approach to estimate the value of other equity investments and assets owned, and made adjustments to account for the differences in volatility and liquidity between the implied value and a Common Unit. The Company determined the estimated value of a Limited Investor Unit by making further adjustments to account for differences in rights attributable to a Common Unit as compared to those of a Limited Investor Unit. As of June 30, 2007, MSV conducts these estimates based solely on the market price of SkyTerra common stock. There is inherent uncertainty in making these judgments and estimates.

The total equity-based compensation expense related to the MSV Unit Option Incentive Plan recorded during the six months ended June 30, 2007 and 2006 was approximately $1.3 million and $6.3 million, respectively, and $0.7 million and $1.5 million for the three months ended June 30, 2007 and 2006, respectively, for all equity-based awards accounted for under either SFAS No. 123(R) or APB Opinion No. 25, as appropriate. Included in the expense for the six months ended June 30, 2006 is approximately $3.5 million of compensation expense that was recorded related to the modification of an executive’s employment agreement.

On February 9, 2007 the Compensation Committee of the Board of Directors of MSV GP decreased the exercise prices of outstanding unit options with exercise prices of $56.33 to $35.00. No other terms, including vesting, were modified. This modification will result in the recognition of additional compensation expense in the years ending December 31, 2007 and 2008 totaling approximately $1.2 million.

As of June 30, 2007, the total unrecognized compensation related to MSV equity-based compensation was approximately $7.6 million, which will be recognized over a weighted-average period of 2.0 years.

SkyTerra Equity-Based Compensation Plans

SkyTerra has a long-term incentive plan, a nonqualified stock option plan, and an equity incentive plan, which allows for the granting of options and other equity-based awards. Through June 30, 2007, the Company granted awards of 850,000 restricted shares of common stock. One-third of these awards will vest after three years; another one-third will vest on the first day following the 20th consecutive trading day on which the SkyTerra stock price exceeds $20 per share and the last third will vest on the first day following the 20th consecutive trading day on which the SkyTerra stock price exceeds $25 per share. The fair value of the restricted stock grants containing market conditions and deemed service period was estimated using a Monte Carlo simulation model, with inputs of a risk free rate ranging from 4.8% to 5.2% and a volatility ranging from 53% to 56%. The total equity-based compensation expense related to the SkyTerra equity awards recorded during the three and six months ended June 30, 2007 was approximately $1.3 million and $2.5 million, respectively. As of June 30, 2007, the total unrecognized compensation related to SkyTerra equity-based compensation is approximately $7.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.

6. Commitments and Contingencies

Leases

Office facility leases may provide for period escalations of rent, rent abatements during specified periods of the lease, and payment of pro rata portions of building operating expense, as defined. The Company records rent expense for operating leases using the straight-line method over the term of the lease agreement. As of June 30, 2007, MSV has non-cancelable operating leases, expiring starting in December 2008.

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

If MSV elects to terminate the Boeing contract in whole or in part, the Company will be subject to termination liability charges that would range from approximately $139 million to $215 million, declining in mid 2008, which would be expensed when incurred. If MSV elects not to start full construction on MSV-SA prior to November, 2007, it will be considered an in-part termination with payment impacts incorporated in the commitment table below. In accordance with the amended contract, future minimum contractual payments due under this contract disclosed below, exclude all potential performance incentives which could total a maximum of $96.7 million, interest payments on the performance incentives and deferred construction payments, options, and full construction for MSV-SA.

HNS Contract

MSV entered into an agreement with Hughes Network Systems, LLC (HNS), a related party, to purchase four base transceiver subsystems for a fixed priced of $43.0 million. The transceiver subsystems will integrate the satellite component into the Company’s next generation integrated network.

Launch Contracts

In May 2007, MSV entered into fixed price contracts with ILS International Launch Services, Inc. and Sea Launch Company, LLC to launch the next generation satellites. MSV plans to launch its new satellite, MSV-1 in 2009 and pursuant to an in-orbit delivery agreement with MSV Canada, to launch the identical Canadian satellite, MSV-2 in 2010. The aggregate base cost for these agreements is $174.8 million. MSV may also incur liquidated damages if the respective contracts are terminated for convenience by the Company. For the period from contract signing to 21 months prior to each scheduled launch, the liquidated damages would be no more than the amounts already paid under each contract or $8.7 million in aggregate, resulting in no additional payments upon termination. During the remaining 21 months leading to each launch, the maximum liquidated damages would be $8.9 million, in addition to amounts already paid.

Other Agreements

In September 2005, MSV entered into an agreement with a third-party that will provide the Company with rights to the use of certain intangible assets in future periods. The Company has prepaid approximately $3.0 million related to this agreement, $2.6 million of which is included in other assets, and $0.2 million is included in prepaid expenses and other current assets as of June 30, 2007, in the accompanying condensed consolidated balance sheet. The Company has also agreed to provide additional annual payments of approximately $0.2 million for the remainder of the contract. The Company is amortizing the costs of the contract ratably over the 20-year term of the agreement.

Future minimum payments related to the Company’s commitments described above, are as follows as of June 30, 2007 for the years ended December 31 (in thousands):

	Leases	Boeing(a)	HNS	Launch Services	Other	Total
2007	$1,098	$90,133	$4,230	$—	$158	$95,619
2008	2,243	189,498	19,348	30,110	158	241,357
2009	1,768	134,938	10,749	101,115	158	248,728
2010	1,794	4,440	—	38,588	158	44,980
2011	149	—	—	—	158	307
Thereafter	—	—	—	—	2,053	2,053

	$7,052	$419,009	$34,327	$169,813	$2,843	$633,044

(a)	Amounts exclude in-orbit incentives

Litigation and Claims

The Company is periodically a party to lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material adverse effect on the financial position or results of operations of the Company.

Contingencies

From time to time, the Company may have certain contingencies that arise in the ordinary course of its business activities. The Company recognizes a liability for these contingencies when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

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

MSV believes that the ruling allows for significant commercial opportunity related to the Company’s next generation integrated network. Both opponents and proponents of ATC, including MSV, asked the FCC to reconsider the rules adopted in the February 2003 order. Opponents of the ruling advocated changes that could adversely impact MSV’s business plans. MSV also sought certain corrections and relaxations of technical standards that would further enhance the commercial viability of the next generation integrated network. The FCC issued an order on reconsideration of the February 2003 order in February 2005. The FCC granted some of the corrections and relaxations of technical standards MSV had advocated and rejected the requests for changes advocated by opponents of the FCC’s February 2003 order. One party has filed a petition for reconsideration of the February 2005 order asking the FCC to adopt certain restrictions on the technical standards for ATC. This petition is pending.

In November 2003, MSV applied for authority to operate ATC in conjunction with the current and next generation satellites of MSV and MSV Canada. The FCC’s International Bureau granted this authorization, in part, in November 2004 and deferred certain issues to the FCC’s rule-making proceeding, which was resolved in February 2005. One opponent of MSV’s authorization has asked the FCC to review the grant of MSV’s ATC authorization. This challenge is pending. The Company filed applications to modify its ATC authorization in November 2005. One party filed comments in opposition to the applications, which are still pending. In May 2007, MSV filed modification applications to its ATC authorization, seeking a waiver of one of the ATC requirements. Those waiver request applications are pending.

MSV has received authorization to construct, launch, and operate two satellites from the FCC, one providing coverage of North America and the other providing coverage of South America. In June 2006, MSV surrendered its South American authorization, which resulted in the forfeiture of a $2.3 million performance bond, which is included in next generation expenditures for the six months ended June 30, 2006. In addition to a petition for clarification filed by MSV, one party has filed a petition for reconsideration of MSV’s FCC satellite authorization for its North American satellite. This challenge is pending. MSV Canada has also received authorization from Industry Canada to construct, launch, and operate another North American satellite. Pursuant to these satellite authorizations, MSV and MSV Canada must meet certain milestone requirements for the two North American satellites.

In January 2006, MSV entered into a contract with Boeing to construct three satellites, one of which was designated to fulfill the South American authorization held by MSV, and the other two were designated to fulfill the North American satellite authorizations held by MSV and MSV Canada. In January 2006, MSV submitted a certification of compliance with its initial FCC milestone requirement for its North American and South American authorizations. In April 2006, the FCC ruled that MSV met the first milestone requirement for its authorizations. One party has challenged this finding. This challenge is pending. Industry Canada has ruled that MSV Canada has met its first milestone with regard to design specifications. In March 2007, MSV Canada filed a submission with Industry Canada which provided evidence showing that it had complied with its second milestone requiring it to demonstrate that it had entered into a contract for the construction of the MSV-2 satellite. Industry Canada has not yet determined whether MSV Canada has met this milestone. In April 2007, MSV submitted a certification of compliance with the FCC’s Critical Design Review milestone for its North American authorization. In June 2007, the FCC determined that MSV met this milestone requirement, and as a result, $750,000 held under a performance bond has been released from restriction. In June 2007, MSV also submitted a certification of compliance with its Begin Physical Construction milestone. The FCC has not yet determined whether MSV has met that milestone. In May 2007, MSV filed with the FCC a request to waiver the requirement for an on-ground spare satellite in order to operate an ATC system. That waiver request is still pending.

There can be no assurance that, following the conclusion of the legal challenges discussed above, MSV will have authority to operate a commercially viable next generation integrated network.

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

The Company’s effective rate differs from the Federal statutory rate of 34.0%, due primarily to losses for which a full valuation allowance has been recognized and the portion of MSV’s losses attributable to the other limited partners.

SkyTerra and the consolidated subsidiaries have unused net operating loss (NOL) carryforwards of approximately $31.2 million expiring from 2008 through 2025. Utilization of NOL carryforwards may be subject to an annual limitation if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code. Additionally, despite the NOL carryforwards, the Company may have a future income tax liability due to alternative minimum tax or state or foreign tax requirements.

As the distribution of Hughes Communications Inc. (Hughes) in February 2006, which was previously a consolidated subsidiary of SkyTerra, did not qualify as a tax-free spin-off, SkyTerra recognized a significant taxable gain for federal income tax purposes. The Company believes that its loss carryforwards are sufficient to offset such gain. However, pursuant to the tax sharing agreement between Hughes and the Company, Hughes will be responsible for any taxes, including alternative minimum tax or state taxes, relating to the distribution not otherwise offset by loss carryforwards. Accordingly, if the Company’s estimate of the tax obligations generated by the distribution changes and SkyTerra’s loss carryforwards are not sufficient to offset the obligation, Hughes will be responsible to reimburse the Company for any resulting tax payments. If Hughes is unable to pay such taxes, the Company will be required to make such payments.

Prior to the closing of the MSV Exchange Transactions, a minority stakeholder in MSV Investors distributed to its shareholders all of its assets other than its interest in MSV Investors. Under the terms of the merger agreement between SkyTerra and the shareholders of the minority stakeholder, such shareholders have agreed to indemnify the Company for any taxes imposed on the minority stakeholder for any taxable period or portion thereof ending on or prior to the closing of the MSV Exchange Transactions, including all liabilities for taxes relating to the distribution of its assets as described above. At closing, such shareholders paid the Company $7.5 million of cash, which the Company used to pay such taxes. To the extent that the tax liability is less than $7.5 million, the Company will refund to the former shareholders the difference. If the former shareholders are unable to pay any taxes that exceed the $7.5 million, the Company will be required to make such payments. As of June 30, 2007, the remaining cash and liability related to this arrangement was approximately $1.9 million.

Prior to the closing of the BCE Exchange Transaction, TMI Delaware distributed to BCE and its affiliates all of the assets of TMI Delaware other than its limited partnership interests in MSV and its common stock of MSV GP. Under the terms of the exchange agreement between the Company and BCE, BCE has indemnified the Company for any taxes imposed on TMI Delaware for any taxable period or portion thereof ending on or prior to the closing of the BCE Exchange Transaction, including all liabilities for taxes relating to the distribution of its assets. At closing, BCE transferred $37.0 million of cash to TMI Delaware that the Company will use to pay such taxes. To the extent that the tax liability is less than $37.0 million, the Company will refund to BCE the difference. As of June 30, 2007, the Company estimates that the refund to BCE will be approximately $7.6 million and is included in other long term liabilities in the accompanying condensed consolidated balance sheet.

8. Related Party Transactions

The Company and MSV’s related parties include the following entities, due to common ownership: Telesat, Infosat Communications Inc., HNS, Hughes Telematics, Inc., LCC International Inc. and TerreStar. The following table summarizes related party transactions (in thousands):

	June 30,
	2007	2006
Income, including management fees, three months ended	$566	$871
Income, including management fees, six months ended	1,134	1,937
Expenses, three months ended	1,257	1,055
Expenses, six months ended	1,952	2,885
Costs related to system under construction, three months ended	4,300	—
Costs related to system under construction, six months ended	4,300	—
Due from related parties, as of	428	636
Due to related parties, as of	8,632	191

9. Segment Information

The following table presents certain financial information on the Company’s reportable segments. SkyTerra amounts reflect the results of operations for the period following the September 25, 2006 MSV Exchange Transactions through December 31, 2006 (in thousands). Prior to September 25, 2006, MSV was the only operating segment.

	Three months ended June 30, 2007
	SkyTerra	MSV	Eliminations	Consolidated
Revenue	$—	$8,170	$—	$8,170
Minority interest	—	—	766	766
Net (loss) income	(1,549)	(21,021)	766	(21,804)

	Six months ended June 30, 2007
	SkyTerra	MSV	Eliminations	Consolidated
Revenue	$—	$16,272	$—	$16,272
Minority interest	—	—	2,566	2,566
Net (loss) income	(3,153)	(41,034)	2,566	(41,621)
Total assets, as of	152,684	1,116,173	(2,588)	1,266,269

10. Subsequent Events

In June 2007, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 (the Form S-4) for an exchange offer (the Exchange Offer) to be made to all current option holders in the MSV option plan to grant them new options under the Company’s Stock Option Plan in exchange for surrender and termination of their MSV options. The Form S-4 has not yet been declared effective and the Exchange Offer has not yet commenced.

In accordance with the terms of the Exchange Offer, all option holders would receive options in the Company’s plan on the same economic terms on which the Motient and BCE exchanges occurred (see Note 3). Sale of all shares subject to the options received upon exchange would be subject to restrictions until May 1, 2010, subject to certain exceptions described in the Exchange Offer which could result in earlier termination of the restrictions.

While the Company intends to complete the Exchange Offer, there is no guarantee that in fact it will be completed, the percentage of the MSV option holders that will elect to participate and on what final terms the Exchange Offer will be completed.

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

MSV Exchange Transactions

On May 6, 2006, we entered into agreements with certain other partners in MSV and the former minority stakeholders in our MSV Investors subsidiary that, upon closing, resulted in the consolidation of majority ownership and control of MSV and Mobile Satellite Ventures GP Inc. (“MSV GP”), MSV’s general partner, by us, as well as our owning all of the equity interests in MSV Investors. At the initial closing, which occurred on September 25, 2006, we issued an aggregate of 39,596,432 shares of our voting and non-voting common stock to a wholly owned subsidiary of Motient Corporation (“Motient”), other limited partners in MSV and the former minority stakeholders in MSV Investors in exchange for approximately 14.2 million limited partnership interests of MSV, all of the common stock of MSV GP held by these parties and all of the equity interests in MSV Investors held by these parties, resulting in us owning 59% of MSV, or 52% on a fully diluted basis and 78% of MSV GP. Pursuant to the terms of these transactions, Motient agreed to use its commercially reasonable efforts to distribute 25,478,273 shares of our common stock that it received to its common stockholders as soon as practicable following the initial closing. Prior to such distribution by Motient, these shares are non-voting.

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

BCE Exchange Transaction

On January 5, 2007, we acquired all of the equity interests in MSV LP and MSV GP owned by BCE, Inc. through the purchase of its wholly-owned subsidiary TMI Delaware. In exchange for approximately 8.0 million limited partnership interests in MSV LP and approximately 740 shares of MSV GP, we issued 22,533,745 shares of our non-voting common stock (the BCE Exchange Transaction). The shares of our non-voting common stock issued in the BCE Exchange Transaction are also exchangeable for a like number of shares of our voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of our voting common stock. Substantially concurrently with the BCE Exchange Transaction, we issued approximately 176,250 shares of our common stock to Winchester Development LLC, a Delaware limited liability company beneficially owned by a former director of MSV. Such shares were issued in exchange for approximately $0.4 million in cash and 50,226 limited partnership interests of MSV.

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

TerreStar

In February 2002, MSV established TerreStar Networks Inc. (“TerreStar”) as a wholly-owned subsidiary to develop business opportunities related to the proposed receipt of certain licenses in the S-band. On May 11, 2005, MSV distributed all of the outstanding shares of common stock of TerreStar to its limited partners, including SkyTerra, which received a 12% interest. The distribution was recorded at book value. Subsequent to the spin-off, MSV no longer had an ownership interest in TerreStar.

In connection with the distribution of the equity interests in TerreStar to MSV’s limited partners, MSV entered into a management services agreement whereby it agreed to provide TerreStar with certain management-related services and other services incident thereto, including, but not limited to, assistance with general management activities, the provision of personnel, as needed, to carry out such general management activities and access to our respective facilities and services related thereto. MSV also entered into a license agreement whereby it granted TerreStar a license to use some of its intellectual property for its S-band services. In May 2006, MSV discontinued providing general management services to TerreStar but continues to share intellectual property with TerreStar.

MSV Exchange Offer

In addition, on June 27, 2007, we filed with the Securities and Exchange Commission a Registration Statement on Form S-4 for an exchange offer to be made to all current option holders in the MSV option plan to grant them new options under SkyTerra’s stock option plan in exchange for surrender and termination of their MSV options. The Form S-4 has not yet been declared effective and the exchange offer has not yet commenced. In accordance with the terms of the exchange offer, all MSV option holders who choose to participate in the exchange offer would receive options in SkyTerra’s stock option plan on the same economic terms on which the Motient and BCE exchanges occurred. Sale of all SkyTerra shares subject to the SkyTerra options received upon exchange would be subject to restriction until May 1, 2010, subject to certain exceptions described in the exchange offer which could result in earlier termination of the restriction. While we intend to complete the exchange offer, there is no guarantee that in fact it will be completed, the percentage of the MSV option holders that will elect to participate and on what final terms the exchange offer will be completed.

Critical Accounting Policies

Investment in TerreStar and TerreStar Global

In connection with the MSV Exchange Transactions, we allocated $128.7 million of the purchase price to our ownership interest in TerreStar and we paid $0.7 million for our ownership interest in TerreStar Global in December 2006. We account for our investment in TerreStar and TerreStar Global under the cost method. We evaluate impairment in accordance with Emerging Issues Task Force 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” Accordingly, we consider both triggering events and tangible evidence that the investments are recoverable within a reasonable period of time, as well as our intent and ability to hold such investments.

Purchase Accounting Intangible Assets

Our intangible assets and goodwill arose as a result of acquisitions accounted for using the purchase method of accounting. At the time of the acquisitions, the Company allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values.

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

Determination of Fair Value of MSV Partnership Interests Underlying Unit Incentive Plan Options

Determining the fair value of MSV partnership interests underlying options (“Limited Partnership Interests”) requires complex and subjective judgments. MSV partnership interests that are issued to holders of options granted under MSV’s Unit Incentive Plan have fewer rights than the outstanding partnership interests held by MSV’s other limited partners. Such limitations include, but are not limited to, the lack of a corresponding general partner share which provides voting and other rights. We utilized the market approach to estimate the fair value of Limited Partnership Interest at each date on which options were granted. The market approach uses an analysis of the observable market price of equity instruments for companies with similar assets and businesses. We estimated the value of a Limited Partnership Interest based on the values implied for partnership interests (“Full Partnership Interest”) held by limited partners which hold significant interests in MSV, and whose equity securities are publicly traded. In order to derive the amount of the comparable companies’ security’s value attributable to the Full Partnership Interest we used the market approach to estimate the value of other equity investments and assets owned. We made adjustments to account for the differences in volatility and liquidity between the comparable companies’ reference securities and a private Full Partnership Interest. We determined the estimated value of a Limited Partnership Interest by making further adjustments to account for differences in rights attributable to a Full Partnership Interest as compared to those of a Limited Partnership Interest. As a result of the BCE and Motient Exchange Transactions, we conduct these estimates based solely on the market price of SkyTerra. There is inherent uncertainty in making these estimates. As of June 30, 2007, our total unamortized equity-based compensation was $7.6 million, which we expect to recognize over a weighted-average period of 2.0 years.

Results of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenues

Revenues for the three months ended June 30, 2007 decreased to $8.2 million from $9.5 million for the three months ended June 30, 2006, a decrease of $1.3 million, or 14%. This decrease was attributable to a decrease in equipment sales of $1.3 million. Equipment sales were higher in 2006 due to the release of our new G2 mobile satellite voice terminal in April 2006, as customers had delayed purchases of new units in 2005 until the release of the new units in April 2006.

Operating Expenses

Satellite Operations and Cost of Services

Satellite operations costs and cost of services include expenses related to the operation of our satellite wireless network including personnel related expenses, facility costs, and the cost of new product development, relating to our current MSS business. Operations costs were $4.0 million for the three months ended June 30, 2007 and 2006.

Cost of Equipment Sold

Cost of equipment sold decreased to $0.9 million for the three months ended June 30, 2007 as compared to $2.0 million for the three months ended June 30, 2006, a decrease of $1.1 million or 56%. This decrease was due to the decrease in sales of our G2 units.

Next Generation Expenditures

Next generation expenditures relate to the development and deployment of our next generation integrated network. Next generation expenses increased $0.2 million or 4% to $6.6 million for the three months ended June 30, 2007 from $6.4 million for the three months ended June 30, 2006. During the three months ended June 30, 2007, employee related expenses increased by $0.7 million and equity-based compensation increased by $0.3 million, which was primarily related to an increase in headcount by 13 employees. Consulting and professional fees increased by $0.9 million due to on-going development of our operational support and business support systems. Research and development expenses increased by $0.4 million. These increases were offset by a decrease in legal and regulatory expenses of $2.0 million relating primarily to the write-off our performance bond with the FCC as a result of the relinquishment of one of our satellite license in the three months ended June 30, 2006, and a decrease in patent costs by $0.1 million.

Sales and Marketing

Sales and marketing costs include the cost of advertising, marketing and promotion. Sales and marketing costs increased $0.7 million or 106% from $0.6 million for the three months ended June 30, 2006 to $1.3 million for the three months ended June 30, 2007. During the three months ended June 30, 2007, employee related expenses increased by $0.2 million and equity-based compensation increased by $0.1 million, which was primarily related to an increase in headcount by five employees, and consulting fees increased by $0.4 million.

General and Administrative Expense

General and administrative expense includes finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions, excluding the costs related to development and deployment of the next generation integrated network. General and administrative expenses for the three months ended June 30, 2007 were $4.9 million compared to $3.4 million for the three months ended June 30, 2006, an increase of $1.5 million, or 45%. Employee related expenses increased by $0.6 million due to an increase in headcount by seven employees, and an increase in executive salaries. Professional fees and consulting fees increased by $0.5 million, insurance expense increased by $0.3 million, and legal fees increased by $0.1 million due to increased costs of being a public company.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of our intangible assets. Depreciation and amortization expense for the three months ended June 30, 2007 was $7.6 million compared to $3.3 million in the three months ended June 30, 2006, an increase of $4.3 million. The increase in amortization expense is attributable to the increase in our intangible assets resulting from the BCE and Motient Exchange Transactions, offset by the effect of the increase in useful life of certain of our next generation intellectual property from 15 years to 20 years which decreased amortization expense for the three months ended June 30, 2007 by $0.7 million.

Other Income and Expenses

Interest Income

Interest income relates to interest we earn on cash, cash equivalents, restricted cash and short-term investments. Interest income for the three months ended June 30, 2007 decreased to $5.0 million from $6.4 million for the three months ended June 30, 2006, a decrease of $1.4 million. This decrease was due to the reduction of cash, cash equivalents, and short-term investments, which has been used for working capital and capital expenditures.

Interest Expense

Interest expense is comprised of the interest paid on our notes payable and amortization of the discount and debt issuance costs on our senior secured discount notes, offset by capitalized interest on our system under construction. Interest expense for the three months ended June 30, 2007 decreased to $10.6 million from $14.9 million for the three months ended June 30, 2006, which was due to increased capitalized interest on our system under construction in 2007, and to a lesser extent decreased amortization of our debt issuance costs resulting from purchase accounting adjustments related to the BCE and Motient Exchanges.

Management Fee from TerreStar

In May 2006, we discontinued providing general management services to TerreStar but we continue to share intellectual property with TerreStar. For the three months ended June 30, 2007, we recognized $0.1 million of income related to services provided to TerreStar under the shared intellectual property agreement as compared to $0.4 million of income for the three months ended June 30, 2006 for the management services and intellectual property development agreement.

Provision for Income Taxes

MSV Canada is taxed as a corporation in Canada, and as such, is subject to Canadian entity-level tax and provincial capital taxes. During the three months ended June 30, 2007, we recorded a provision of $0.1 million for income tax attributable to MSV Canada. During the three months ended June 30, 2006, MSV Canada’s income was offset by the use of net operating loss carry forwards. Our effective rate differs from the Federal statutory rate of 34.0%, due primarily to a full valuation allowance that was recorded on net operating loss carryforwards generated and the portion of MSV’s losses attributable to the other limited partners.

Minority Interest

For the three months ended June 30, 2007, we recorded $0.8 million of minority interest relating to the 5% of MSV owned by other limited partners, primarily Motient. As MSV was deemed to be the accounting acquirer of SkyTerra as a result of the MSV Exchange Transactions in September 2006, we did not have any minority interest before that date.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenues

Revenues for the six months ended June 30, 2007 decreased to $16.3 million from $17.7 million for the six months ended June 30, 2006, a decrease of $1.4 million, or 8%. This decrease was attributable to a decrease in equipment sales of $1.8 million, offset by an increase in service revenue of $0.4 million. Equipment sales were higher in 2006 due to the release of our new G2 mobile satellite voice terminal in April 2006, as customers had delayed purchases of new units in 2005 until the release of the new units.

Operating Expenses

Satellite Operations and Cost of Services

Operations costs for the six months ended June 30, 2007 were $7.8 million compared to $7.7 million for the six months ended June 30, 2006, an increase of $0.1 million or 1% in 2007.

Cost of Equipment Sold

Cost of equipment sold decreased to $1.9 million for the six months ended June 30, 2007 as compared to $3.5 million for the six months ended June 30, 2006, a decrease of $1.6 million or 46%. This decrease was due to the decrease in sales of our G2 units.

Next Generation Expenditures

Next generation expenses increased $1.4 million or 14% to $12.2 million for the six months ended June 30, 2007 from $10.8 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, employee related expenses increased by $1.1 million which was primarily related to an increase in headcount by 13 employees. Consulting and professional fees increased by $1.9 million due to on-going development of our operational support and business support systems. Research and development expenses increased by $0.9 million. These increases were offset by a decrease in legal and regulatory expenses of $2.1 million relating primarily to the write-off our performance bond with the FCC as a result of the relinquishment of one of our satellite license in the three months ended June 30 2006, and a decrease in patent costs by $0.4 million.

Sales and Marketing

Sales and marketing costs increased $0.7 million or 57% from $1.3 million for the six months ended June 30, 2006 to $2.0 million for the six months ended June 30, 2007. During the six months ended June 30, 2007, employee related expenses increased by $0.3 million and equity-based compensation increased by $0.1 million, which was primarily related to an increase in headcount by five employees, and consulting fees increased by $0.3 million.

General and Administrative Expense

General and administrative expenses for the six months ended June 30, 2007 were $11.1 million compared to $9.8 million for the six months ended June 30, 2006, an increase of $1.3 million, or 13%. Employee related expenses increased by $1.4 million due to an increase in headcount by seven employees, and an increase in executive salaries. Professional fees and consulting fees increased by $0.9 million, and general expenses increased by $0.5 million, legal fees increased by $0.4 million, insurance expense increased by $0.6 million and business operating taxes increased $0.1 million, due to increased costs of being a public company. Offsetting these increases was a decrease of $2.6 million in equity based compensation expense, related primarily to the $3.5 million of compensation expense recorded in February 2006 related to the modification of an executive’s unit options offset by equity-based compensation expense for new options granted in 2006 and 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2007 was $13.9 million compared to $7.2 million in the six months ended June 30, 2006, an increase of $6.7 million. The increase in amortization expense is attributable to the increase in our intangible assets resulting from the BCE and Motient Exchange Transactions, offset by the effect of the increase in useful life of certain of our next generation intellectual property from 15 years to 20 years, which decreased amortization expense by $1.4 million for the six months ended June 30, 2007.

Other Income and Expenses

Interest Income

Interest income for the six months ended June 30, 2007 increased to $10.8 million from $7.6 million for the six months ended June 30, 2006, an increase of $3.2 million. This increase was due to interest earned on funds received from issuing senior secured discount notes on March 30, 2006. As the senior secured discount notes were issued on March 30, 2006, the funds were available for only three months in 2006 as compared to six months in 2007

Interest Expense

Interest expense for the six months ended June 30, 2006 increased from $15.3 million to $22.7 million for the six months ended June 30, 2007. As the senior secured discount notes were issued on March 30, 2006, they were outstanding for only three months in 2006 as compared to six months in 2007. This increase was offset by interest expense capitalization related to the system under construction in 2007, and to a lesser extent decreased amortization of our debt issuance costs resulting from purchase accounting adjustments related to the BCE and Motient Exchanges.

Management Fee from TerreStar

In May 2006, we discontinued providing general management services to TerreStar but we continue to share intellectual property with TerreStar. For the six months ended June 30, 2007, we recognized $0.3 million of income related to services provided to TerreStar under the shared intellectual property agreement as compared to $1.1 million of income for the six months ended June 30, 2006 for the management services and intellectual property development agreement.

Provision for Income Taxes

MSV Canada is taxed as a corporation in Canada, and as such, is subject to Canadian entity-level tax and provincial capital taxes. During the six months ended June 30, 2007, we recorded a provision of $0.1 million for income tax attributable to MSV Canada. During the six months ended June 30, 2006 no tax provision was recorded as MSV Canada’s income was offset by net operating loss carryforwards. Our effective rate differs from the Federal statutory rate of 34.0%, due primarily to a full valuation allowance that was recorded on net operating loss carryforwards generated and the portion of MSV’s losses attributable to the other limited partners.

Minority Interest

For the six months ended June 30, 2007, we recorded $2.6 million of minority interest relating to the portion of MSV owned by other limited partners. As MSV was deemed to be the accounting acquirer of SkyTerra as a result of the MSV Exchange Transactions in September 2006, we did not have any minority interest before that date.

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

We have financed our operations through the private placement of debt and equity securities and vendor financing. As of June 30, 2007, we had $333.7 million of cash, cash equivalents and short-term investments compared to $442.6 million at December 31, 2006, excluding restricted cash. The outstanding balance of MSV’s Senior Secured Discount Notes was $518.6 million as of June 30, 2007. We estimate that the total cost to develop and construct the two satellite components of our next generation integrated network in the United States and Canada, including the costs of the satellites, their launch, launch insurance, and associated ground segment will be approximately $1.1 billion. The majority of this requirement is either under contractual commitment or is anticipated will be subject to contractual commitment in the future. This estimate does not include approximately $250 million to construct a spare satellite that would not be launched (ground spare) but is required by the terms of our FCC authorization. While our ATC authorizations currently contemplate the construction of a ground spare, we have applied to the FCC for a waiver of this requirement based on our proposal to use the two new North American satellites as in orbit spares for each other, replicating the manner in which we operate today with our existing satellites.

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

Senior Secured Discount Notes

In March 2006, MSV issued Senior Secured Discount Notes, with an aggregate principal amount of $750.0 million at maturity, generating gross proceeds of $436.2 million. Interest on the notes will accrete from the issue date at a rate of 14.0% per annum, until they reach full principal amount at April 1, 2010 (the Senior Secured Discount Notes). All of MSV’s domestic subsidiaries, MSV Corp. and MSV Canada, a consolidated variable interest entity for which MSV is the primary beneficiary, jointly and severally guarantee the Senior Secured Discount Notes. MSV will be required to accrue and pay cash interest on the notes for all periods after April 1, 2010 at a rate of 14.0% per annum, and cash interest payments will be payable in arrears semiannually on April 1 and October 1, commencing on October 1, 2010. The Senior Secured Discount Notes will mature on April 1, 2013. MSV may redeem some or all of the Senior Secured Discount Notes anytime after April 1, 2010 at a redemption price starting at 107% of the accreted value of the Senior Secured Discount Notes and declining to par after April 1, 2012. In addition, at any time before April 1, 2009, MSV may redeem up to 35% of the aggregate principal amount at maturity of the Senior Secured Discount Notes with the net proceeds of certain equity offerings at a redemption price equal to 114.0% of the accreted value of the Senior Secured Discount Notes plus interest, if any, if at least 65% of the originally issued aggregate principal amount of the Senior Secured Discount Notes remain outstanding. At any time before April 1, 2010, MSV may redeem all or a portion of the Senior Secured Discount Notes on one or more occasions at a redemption price equal to 100% of the accreted value plus a premium computed using a discount rate equal to the rate on United States Treasury securities maturing on or about April 1, 2010 plus 50 basis points. Upon the occurrence of certain change of control events, each holder of Senior Secured Discount Notes may require MSV to repurchase all or a portion of its Senior Secured Discount Notes at a price of 101% of the accreted value, plus, after April 1, 2010, accrued interest. The Senior Secured Discount Notes are secured by substantially all of MSV’s assets.

The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of MSV’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. MSV may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided MSV maintains a leverage ratio of 6.0 to 1.0. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Secured Discount Notes as of June 30, 2007.

Related Parties

Our related parties include the following entities, due to common ownership: Telesat, Infosat Communications Inc., Hughes Network Systems, LLC, Hughes Telematics, Inc., LCC International Inc. and TerreStar. The following table summarizes related party transactions (in thousands):

	June 30,
	2007	2006
Income, including management fees, three months ended	$566	$871
Income, including management fees, six months ended	1,134	1,937
Expenses, three months ended	1,257	1,055
Expenses, six months ended	1,952	2,885
Costs related to system under construction, three months ended	4,300	—
Costs related to system under construction, six months ended	4,300	—
Due from related parties, as of	428	636
Due to related parties, as of	8,632	191

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The United States dollar is the functional currency for our consolidated financials. The functional currency of our existing Canadian subsidiary and two Canadian joint ventures is the Canadian dollar. The financial statements of these entities are translated to United States dollars using period end rates for assets and liabilities, and the weighted average rate for the period for all expenses and revenues. During the normal course of operating our current business, we are exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the Canadian dollar and the Euro. To reduce the impact of these risks on our earnings and to increase the predictability of cash flows, we use natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk. When natural offsets are not sufficient, from time to time, we enter into certain derivative contracts to buy and sell foreign currencies. Our foreign currency management policy prohibits speculative trading and allows for hedges to be entered into only when a future foreign currency requirement is identified. These contracts generally have durations of less than one year. We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives other than hedges reflected as current period income (loss) unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity and then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. As of June 30, 2007, we held hedge contracts that totaled approximately $1.8 million, none of which met the documentation criteria of SFAS No. 133. We recognized a gain of approximately $0.1 million during the six months ended June 30, 2007 related to such hedges.

Interest Rate Risk

Changes in interest rates affect the fair value of our fixed rate debt. The fair value of our Senior Secured Discount Notes at June 30, 2007 was approximately $487.5 million. Based on balances outstanding at June 30, 2007, a 1% increase or decrease in interest rates, assuming similar terms and similar assessment of risk by our lenders, would change the estimated market value, or the estimated price at which the Senior Secured Discount Notes would trade, by approximately $22.6 million and $25.5 million, respectively at June 30, 2007. We do not have cash flow exposure to changing interest rates on our Senior Secured Discount Notes because the interest rate for these securities is fixed. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of future changes in market interest rates on Senior Secured Discount Notes may differ significantly from the impact shown in this sensitivity analysis.

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the six-month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For a discussion of the Company’s risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1*	Contract for Launch Services, effective as of May 11, 2007, by and between Mobile Satellite Ventures, LP and ILS International Launch Services, Inc.

10.2*	Contract for Launch Services, dated as of May 11, 2007, by and between Mobile Satellite Ventures, LP and Sea Launch Limited Partnership.

31.1	Certification of Alexander H. Good, Chief Executive Officer and President of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Scott Macleod, Executive Vice President and Chief Financial Officer of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Alexander H. Good, Chief Executive Officer and President of the Company, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Scott Macleod, Executive Vice President and Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2007	By:	/s/ Alexander H. Good
Alexander H. Good Chief Executive Officer and President

Date: August 9, 2007	By:	/s/ Scott Macleod
Scott Macleod Executive Vice President and Chief Financial Officer