Form 10-Q
period 2007-09-30
SKYTERRA COMMUNICATIONS INC
filed 2007-11-09
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, as of September 28, 2007, was $170,026,459 and 62,419,361 shares of non-voting common stock were held by non-affiliates of the registrant as of September 30, 2007.

As of September 30, 2007, 33,839,318 shares of our voting common stock and 68,592,958, shares of our non-voting common stock were outstanding.

SKYTERRA COMMUNICATIONS, INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Services and related revenues	$7,239	$7,093	$20,849	$20,330
Equipment sales	1,669	2,104	3,952	6,246
Other revenues	201	190	580	548

Total revenues	9,109	9,387	25,381	27,124
Operating expenses:
Satellite operations and cost of services (exclusive of depreciation and amortization shown separately)	4,081	3,326	11,855	11,033
Cost of equipment sold	1,331	1,632	3,204	5,111
Next generation expenditures (exclusive of depreciation and amortization shown separately)	7,453	7,018	19,656	17,758
Sales and marketing	1,163	837	3,163	2,112
General and administrative	5,634	3,466	16,716	13,310
Depreciation and amortization	7,793	2,344	21,728	9,528

Total operating expenses	27,455	18,623	76,322	58,852

Loss before other income (expense)	(18,346)	(9,236)	(50,941)	(31,728)
Other income (expense):
Interest income	4,052	6,582	14,884	14,197
Interest expense	(8,162)	(14,029)	(30,848)	(29,312)
Management fee from TerreStar Networks	159	216	448	1,276
Impairment of investment in TerreStar Networks	(22,520)	—	(22,520)	—
Other (expense) income, net	(1,026)	321	(946)	635

Loss before provision for income taxes and minority interest	(45,843)	(16,146)	(89,923)	(44,932)
Benefit (provision) for income taxes	204	(530)	97	(530)
Minority interest	739	1,092	3,305	1,092

Net loss	$(44,900)	$(15,584)	$(86,521)	$(44,370)

Basic and diluted loss per common share	$(0.44)	$(0.38)	$(0.87)	$(1.11)
Basic and diluted weighted average common shares outstanding	101,582,277	41,203,755	98,995,856	40,138,094

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$124,835	$195,017
Investments	150,331	247,625
Accounts receivable, net of allowance of $92 and $103, respectively	5,242	4,759
Other current assets	6,570	6,375

Total current assets	286,978	453,776
Property and equipment, net	342,437	110,263
Intangible assets, net	519,072	54,446
Goodwill	12,894	16,932
Investment in TerreStar Networks	90,100	112,620
Other assets	12,158	19,010

Total assets	$1,263,639	$767,047

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$14,464	$12,959
Income taxes payable	30,674	268
Notes payable, current portion	10,503	247
Deferred revenue, current portion	4,333	5,350
Other current liabilities	187	2,288

Total current liabilities	60,161	21,112
Senior secured discount notes, net	536,014	483,410
Deferred revenue, net of current portion	16,445	20,971
Notes payable, net of current portion	12,153	223
Other long term liabilities	7,623	—

Total liabilities	632,396	525,716
Commitments and contingencies
Minority interest	56,601	361,274
Stockholders’ equity (deficit):
Common stock, $0.01 par value. Authorized 200,000,000 shares; 33,839,318 and 33,245,018 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	338	332
Non-voting common stock, $0.01 par value. Authorized 100,000,000 shares; 68,592,958 and 31,651,870 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	686	317
Additional paid-in capital	862,163	4,862
Accumulated other comprehensive loss	(1,729)	(798)
Accumulated deficit	(286,816)	(124,656)

Total stockholders’ equity (deficit)	574,642	(119,943)

Total liabilities and stockholders’ equity (deficit)	$1,263,639	$767,047

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	33,245,018	$332	31,651,870	$317	$4,862	$(798)	$(124,656)	$(119,943)
BCE Exchange Transaction	176,250	2	22,533,745	225	392,781	(296)	(44,877)	347,835
TerreStar Corporation Exchange Transaction	—	—	14,407,343	144	438,000	(205)	(30,762)	407,177
Recognition of change in value of minority interest redemption rights	—	—	—	—	18,961	—	—	18,961
Equity-based compensation	250,000	2	—	—	6,438	—	—	6,440
Exercise of stock options	168,050	2	—	—	586	—	—	588
Exercise of MSV unit options	—	—	—	—	535			535
Net loss	—	—	—	—	—	—	(86,521)	(86,521)
Foreign currency translation adjustment	—	—	—	—	—	(430)	—	(430)

Balance, September 30, 2007	33,839,318	$338	68,592,958	$686	$862,163	$(1,729)	$(286,816)	$574,642

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(86,521)	$(44,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash and working capital items	71,393	39,751

Net cash used in operating activities	(15,128)	(4,619)
Investing activities
Purchase of property and equipment	(198,662)	(49,448)
Restricted cash	1,494	1,633
Purchase of investments	(249,083)	(303,493)
Proceeds from maturity of investments	352,192	84,010
Cash acquired in BCE Exchange Transaction	37,000	—
Cash acquired in MSV Exchange Transaction	—	10,310

Net cash used in investing activities	(57,059)	(256,988)
Financing activities
Proceeds from issuance of senior secured discount notes, net of debt issuance costs of $13,118	—	423,052
Principal payments on notes payable	(183)	(167)
Proceeds from issuance of notes payable	1,219	—
Proceeds from exercise of stock options	588	124
Proceeds from exercise of MSV unit options	564	293

Net cash provided by financing activities	2,188	423,302
Effect of exchange rates on cash and cash equivalents	(183)	684

Net (decrease) increase in cash and cash equivalents	(70,182)	162,379
Cash and cash equivalents, beginning of period	195,017	59,925

Cash and cash equivalents, end of period	$124,835	$222,304

Supplemental information
Cash paid for interest	$302	$43
Cash paid for income taxes	$1,024	$—
Non-cash investing and financing activities (vendor financing)	$21,150	$—

See accompanying notes.

SkyTerra Communications, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Basis of Presentation

SkyTerra Communications, Inc. (SkyTerra or the Company) provides mobile satellite and communications services to individual and corporate customers in the United States and Canada through its 94.9% owned consolidated subsidiary, Mobile Satellite Ventures LP (MSV) that owns and operates a satellite based communications network. The Company is also planning, developing, and constructing a next generation integrated satellite and ground based communications network.

The Company’s operations are subject to significant risks and uncertainties including technological, competitive, financial, operational, and regulatory risks associated with the wireless communications business. The Company will also require substantial additional capital resources to construct its next generation integrated network.

The Company believes that its existing cash resources will not be sufficient to satisfy anticipated cash requirements for the next twelve months. The Company believes its current sources of liquidity will be sufficient to fund operations through June 2008, assuming no material change in planned expenditures during that period. The Company has significant operating and contractual obligations over the next twelve months.

The Company is actively pursuing means to extend its liquidity and raise capital. These alternatives may include the sale of the investment in TerreStar Networks Inc. (TerreStar Networks), a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, renegotiation of vendor cash payment schedules to delay payment into the future, or some combination of these actions. While the Company is actively exploring alternatives for the sale of the TerreStar Networks investment, raising additional capital through a variety of funding sources, and potentially deferring and/or otherwise restructuring some of its contractual obligations, there can be no assurances that the Company will be able to do so or that the Company will be able to do so on terms that are favorable. Any deferrals or restructurings could delay our satellite program or otherwise negatively affect the Company’s ability to continue the development of the planned next generation integrated satellite-terrestrial network on a timely basis. If the Company is not able to obtain additional funding, or defer or otherwise restructure significant contractual obligations, the Company may not be able to continue as a going concern, and may be required to consider alternatives such as selling assets, ceasing work on the next generation integrated satellite-terrestrial network, or restructuring debt obligations.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to the valuation of the investment in TerreStar Networks, valuation of intangible assets, valuation of MSV limited partnership units, and the useful lives of long-lived assets, among others, have a material impact on the financial statements. The Company bases estimates on historical experience and various other assumptions the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

Investment in TerreStar Networks

The Company owns 11.1% of TerreStar Networks (a consolidated subsidiary of TerreStar Corporation, formerly Motient Corporation). The Company evaluates impairment in accordance with Emerging Issues Task Force 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” Accordingly, the Company considers both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as its intent and ability to hold investments that may have become temporarily or otherwise impaired.

During the third quarter, an adverse change in the trading stock price of TerreStar Corporation combined with continuing evaluations surrounding the ability and intent of the Company to hold the investment for a reasonable period of time led the Company to reevaluate impairment of the investment in TerreStar Networks. In performing the evaluation of impairment the Company considered various estimates of value, recent discussions and negotiations with interested third parties regarding the possible sale of the investment, and the Company’s intent and ability to hold the investment.

Based upon this assessment, the Company concluded that the TerreStar Networks investment had become other-than-temporarily impaired and was written-down to a value of $90.1 million. As such, the Company recorded a charge of $22.5 million during the third quarter to write-down this investment. There is no assurance that the proceeds from the ultimate disposition of this asset, if any, will be equal to or greater than the $90.1 million carrying amount recorded as of September 30, 2007.

Revenue Recognition

The Company generates revenue through the sale of the following satellite based services: capacity, telephony, data, and dispatch. The Company also sells equipment for use by end users. The Company recognizes revenue when services are performed or delivery has occurred, evidence of an arrangement exists, the fee is fixed or determinable, and collection is probable.

Capacity is the supply of bandwidth and power to customers who implement and operate their own networks. Capacity revenue is recognized as the service is provided.

Telephony is the supply of voice service to end users. Telephony customers are acquired through retail dealers or resellers. Retail dealers receive activation fees and earn commissions on monthly end user access and usage revenues. Resellers are under contractual arrangements with the Company for their purchase of monthly access and usage, and they manage the arrangements with the end user. Telephony customers are charged activation fees, fixed monthly access fees and variable usage charges, generally charged by minute of usage, depending on voice plan chosen. Monthly network access revenue is recognized in the month of service to the end user. Variable usage revenue is recognized during the period of usage. Activation fees are deferred and recognized ratably over the customer’s contractual service term, generally one year.

Data service provides transmission in an “always-on” fashion. Common applications for data customers include fleet and load management, credit card verification, e-mail, vehicle position reporting, mobile computing, and data message broadcasting. Customers are acquired through resellers. Resellers are under contractual arrangements for their purchase of monthly access and usage from the Company, and manage the arrangements with the end user. Data service revenue is recognized in the month of service.

Dispatch service provides the wide-area equivalent of “push-to-talk” two-way radio service among users in customer defined groups. Dispatch service facilitates team-based group operations and is highly suited for emergency communications. Customers are acquired through dealers and resellers. Resellers are under contractual arrangements for their purchase of monthly access from the Company, and manage the arrangements with the end user. Dispatch users pay a fixed access fee for virtually unlimited usage; however, the fee varies with the coverage available. Dispatch service revenue is recognized in the month of service.

New and existing subscribers to the Company’s network can purchase from the Company a range of satellite handset configurations. Hardware generally includes handsets, antennas, and cables, and can be purchased in “kits” that include the hardware a customer would typically need to utilize the satellite services. Resellers may purchase equipment in advance for purposes of resale to their end users. Equipment generally does not carry a right of return, and revenue is recognized upon transfer of title, which occurs at the time of shipment to the customer.

Next Generation Expenditures

The Company classifies costs it incurs related to the development and deployment of its next generation integrated network as next generation expenditures in the accompanying consolidated statements of operations in order to distinguish these costs from the costs related to its current and existing Mobile Satellite Services (MSS).

Next generation expenditures include the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Employee related costs	$3,646	$3,841	$9,068	$8,012
Professional and consulting expenses	1,756	1,051	4,690	2,124
Legal and regulatory fees	1,071	1,079	3,055	5,172
Research and development expenses	622	714	1,846	1,061
Patent costs and fees	358	333	997	1,389

Total next generation expenditures	$7,453	$7,018	$19,656	$17,758

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position or results of operations. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements. The Company’s policy is to recognize interest and penalties on income tax matters in the income tax provision (benefit).

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

Other Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended September 30, 2007 and 2006, comprehensive loss was $45.1 million and $15.6 million, respectively. For the nine months ended September 30, 2007 and 2006, comprehensive loss was $86.9 million and $44.9 million, respectively. The difference between net loss and comprehensive loss is foreign currency translation.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to the common shareholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted loss per common share reflects the potential dilution for the exercise or conversion of securities into common stock. For each of the three and nine months ended September 30, 2007 and 2006, options, warrants, and unvested restricted stock grants were excluded from the computation of diluted net loss per common shares as the effect would have been anti-dilutive. The Company also excluded the shares issuable to TerreStar Corporation in exchange for TerreStar Corporation’s interest in MSV (see Note 3), as the effect would have been anti-dilutive.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation in order to separately present cost of equipment sold.

3. Acquisitions

MSV Exchange Transaction

On May 6, 2006, SkyTerra entered into agreements with certain other partners in MSV and the former minority stakeholders in SkyTerra’s MSV Investors, LLC subsidiary (MSV Investors) that, upon closing, resulted in the consolidation of majority ownership and control of MSV and MSV’s corporate general partner, Mobile Satellite Ventures GP Inc. (MSV GP), by SkyTerra, as well as SkyTerra owning all of the equity interests in MSV Investors (the MSV Exchange Transactions). Pursuant to these agreements, on September 25, 2006, SkyTerra issued an aggregate of 39.6 million shares of its voting and non-voting common stock to TerreStar Corporation (formerly Motient Corporation), other limited partners of MSV and the former minority stakeholders in MSV Investors for limited partnership interests of MSV, all of the common stock of MSV GP held by these parties and all of the equity interests in MSV Investors held by these parties, resulting in the Company owning 59% of MSV and 78% of MSV GP. Pursuant to the terms of these transactions, TerreStar Corporation agreed to use its commercially reasonable efforts to distribute 25.5 million shares of our common stock that it received to its common stockholders as soon as practicable following the initial closing (the TerreStar Corporation Distribution). Prior to such distribution by TerreStar Corporation, these shares are non-voting.

Notwithstanding the legal form of the transactions, the MSV Exchange Transactions have been accounted for as a reverse acquisition, with MSV being treated as the accounting acquirer of SkyTerra. The determination that MSV is the accounting acquirer was based primarily on the relative voting rights of the MSV and SkyTerra shareholder groups in the Company after the MSV Exchange Transactions and the TerreStar Corporation Distribution and the composition of management of the Company after the MSV Exchange Transactions. Accordingly, the historical financial statements of the Company prior to September 25, 2006 are the historical financial statements of MSV. The consolidated financial statements of MSV were retroactively adjusted to reflect the recapitalization of MSV with the 39.6 million shares of SkyTerra common stock issued to MSV equity holders in the MSV Exchange Transactions.

The reverse acquisition resulting from MSV Exchange Transactions has been accounted for under the purchase method of accounting under Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” The purchase price is determined based on the fair value of the equity instruments of SkyTerra outstanding as of September 25, 2006. More specifically, the purchase price in the MSV Exchange Transaction was $398.4 million, which consists of (i) the $381.5 million attributed to the 24.6 million shares of the Company’s common stock outstanding as of September 25, 2006, (ii) the $10.4 million attributed to outstanding options to purchase shares of the Company’s common stock exercisable as of September 25, 2006 and (iii) the $6.5 million estimated fair value attributed to the Company’s Series 1-A and Series 2-A warrants outstanding as of September 25, 2006. The fair value of the outstanding stock options and warrants were estimated using the Black-Scholes option pricing model. The Series 1-A and Series 2-A warrants are exercisable at any time and expire on June 4, 2009. Pursuant to the original terms of the warrants, the exercise price and the number of shares for which the Series 1-A and Series 2-A warrants are exercisable is subject to adjustment under certain anti-dilution provisions contained in the warrants.

The $398.4 million purchase price was allocated the acquired assets and liabilities based on their relative estimated fair value. The excess of the fair value of the net assets acquired over the purchase price has been reflected as a reduction of fair value, on a pro rata basis, of the investment in each of MSV and TerreStar Networks. The following table presents the purchase price allocation (in thousands):

Current assets	$11,591
Investment in Mobile Satellite Ventures LP (a)	284,327
Investment in TerreStar Networks	111,967
Current liabilities	(9,516)

$398,369

(a)	As MSV is treated as the accounting acquirer, the MSV limited partnership units held by SkyTerra prior to the MSV Exchange Transactions are deemed to be reacquired in a treasury stock transaction. Accordingly, the value allocated to such limited partnership interests was recorded as a reduction of additional paid-in capital.

BCE Exchange Transaction

On January 5, 2007, SkyTerra acquired all of the equity interests in MSV and MSV GP owned by BCE, Inc. through the purchase of its wholly-owned subsidiary TMI Delaware. In exchange for 8.0 million limited partnership interests in MSV and 740 shares of MSV GP, the Company issued 22.5 million shares of its non-voting common stock (the BCE Exchange Transaction). These shares of non-voting common stock are also exchangeable for a like number of shares of voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of the Company’s voting common stock. Substantially concurrently with the BCE Exchange Transaction, SkyTerra issued 176,250 shares of common stock to Winchester Development LLC, a Delaware limited liability company beneficially owned by a former director of MSV. Such shares were issued in exchange for $0.4 million in cash and 50,226 limited partnership interests of the Company.

The BCE Exchange Transaction was accounted for under the purchase method of accounting. The $319.1 million valuation of the securities issued was determined in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” based on the October 6, 2006 announcement date. The purchase price was allocated on a preliminary basis to the acquired assets and liabilities based on their relative estimated fair value. The final allocation of the purchase price is dependent on a number of factors, including the final evaluation of fair value of the assets acquired and liabilities assumed. The following table presents the preliminary purchase price allocation:

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

TerreStar Corporation Exchange Transaction

As a result of the MSV Exchange Transactions, TerreStar Corporation has the right to exchange, until September 25, 2011, its remaining ownership interests in MSV for shares of SkyTerra non-voting common stock, which would be exchangeable for a like number of shares of SkyTerra voting common stock upon the disposition of any such shares by TerreStar Corporation. Following a change of control of SkyTerra, as defined in the agreement with TerreStar Corporation, SkyTerra has the right to require TerreStar Corporation to complete the exchange of its remaining MSV interests. If TerreStar Corporation has not exchanged its remaining MSV interests by September 25, 2011 and a change of control of SkyTerra has not subsequently occurred with SkyTerra exercising its right, such remaining interests shall be exchanged for shares of non- voting common stock of SkyTerra at an exchange ratio reflecting the fair market value of such interests and SkyTerra’s common stock on May 6, 2021.

The Company records TerreStar Corporation’s remaining minority interest in MSV at fair value at the end of each reporting period. Changes in the fair value of the MSV interests held by TerreStar Corporation will be recorded in minority interest, but will have no impact on the Company’s results of operations. On each date an exchange occurs, the Company will eliminate any previous adjustments to minority interest and stockholders’ equity and will account for the exchange as an acquisition of the minority interests in MSV under the purchase method of accounting. The fair value of the TerreStar exchange right was $52.0 million and $280.3 as of September 30, 2007, and 2006, respectively, and is recorded in Minority Interest.

On February 12, 2007, TerreStar Corporation exchanged 5.1 million MSV limited partnership units for 14.4 million shares of SkyTerra’s common stock in accordance with the terms of the MSV Exchange agreement. As a result of this transaction, the Company reversed its previous adjustments to the fair value of Motient’s minority interests, which resulted in a reduction of minority interest and an increase of stockholder’s equity of $236.5 million. Prior to a distribution by TerreStar Corporation, these shares are non-voting.

The TerreStar Corporation Exchange Transaction was accounted for under the purchase method of accounting. The $153.3 million valuation of the equity securities issued was determined in accordance with EITF 99-12, based on the February 12, 2007 exercise date. The purchase price was allocated on a preliminary basis to the acquired assets and liabilities based on their relative estimated fair value. The final allocation of the purchase price is dependent on a number of factors, including the final evaluation of the fair value of the assets acquired and liabilities assumed. The following table presents the preliminary price allocation:

	Historical Basis of Equity Interests Not Acquired	Fair Value of MSV Minority Interest Acquired	MSV as Adjusted	MSV Historical	Adjustment (Purchase Price Allocation)
	(in thousands)
Assets:
Current assets	$362,412	$60,321	$422,733	$422,733	$—
Restricted cash	2,015	335	2,350	2,350	—
Property and equipment, net	114,209	15,245	129,454	133,218	(3,764)
Intangible assets (a)	326,453	210,778	537,231	380,788	156,443
Goodwill	11,377	—	11,377	13,270	(1,893)
Other assets	13,990	1,005	14,995	16,318	(1,323)

Total assets	830,456	287,684	1,118,140	968,677	149,463

Liabilities:
Current liabilities	12,302	2,047	14,349	14,349	—
Senior secured discount notes, net	423,870	69,027	492,897	494,419	(1,522)
Deferred revenue, net of current portion	14,214	57	14,271	16,580	(2,309)
Other long-term liabilities	167	28	195	195	—

Total liabilities	450,553	71,159	521,712	525,543	(3,831)

Net assets	$379,903	$216,525	$596,428	$443,134	$153,294

(a)	The identifiable intangible assets consist of spectrum licenses and contractual rights to various spectrum authorizations, patented technologies, customer contracts and customer relationships. These intangible assets will be amortized on a straight-line basis over useful lives ranging from 6 to 20 years, with a weighted average period of 19.5 years. The life of certain intellectual property was increased from 15 to 20 years due to the BCE and TerreStar Corporation exchange transactions which decreased amortization expense for the nine months ended September 30, 2007 by $2.0 million and decreased net loss per share by $0.02.

After the BCE Exchange Transaction and the TerreStar Corporation Exchange Transaction, SkyTerra is the sole owner of MSV GP and owns 94.9% of the outstanding limited partnership interests of MSV.

The following unaudited pro forma information is presented as if the Company had completed all the above acquisitions as of January 1, 2006. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at such date or of the future results of operations (in thousands except per share information):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006		2007	2006
Pro forma revenues	$9,109	$9,387		$25,381	$27,124
Pro forma net loss	(44,900)	(19,977	)(c)	(88,555)	(63,745	)(a)(b)(c)
Pro forma net loss per share – basic and diluted	$(0.44)	$(0.26	)(c)	$(0.87)	$(0.83	)(a)(b)(c)

(a)	The pro forma net loss and pro forma net loss per share include $3.5 million of compensation expense related to the modification of an executive’s employment agreement (See Note 5).

(b)	The pro forma net loss and pro forma loss per share include $2.3 million expense related to forfeiture of FCC performance bond.

(c)	The pro forma net loss and pro forma loss per share include $22.5 million expense related to the write-down of investment in TerreStar Networks.

4. Debt

Debt consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Senior secured discount notes, net	$536,014	$483,410
Vendor note payable	21,150	—
Note payable	1,219	—
Note payable due to Telesat Canada	287	470

Total debt	$558,670	$483,880

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

The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of the Company’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. MSV may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided it maintains a leverage ratio of 6.0 to 1.0. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Secured Discount Notes as of September 30, 2007.

During the three months ended September 30, 2007, the Company financed $21.2 million of satellite vendor payments with secured vendor notes payable under a credit arrangement (Vendor Notes) that bears interest of LIBOR plus 400 basis points along with a 2% administrative fee. The notes are secured by the deliverables and work performed under the satellite construction contract. MSV will be required to pay interest monthly on the amount outstanding beginning the month subsequent to the utilization of the available credit. If the credit arrangement is not fully utilized, all outstanding Vendor Notes must be repaid prior to satellite delivery. MSV anticipates making interest payments and payments of principal beginning in the second quarter of 2008. MSV may prepay some or all of the Vendor Notes at anytime with no penalties.

In June 2007, MSV entered into an agreement with a third party to finance the purchase of software. Total payments under the agreement are $1.6 million, including all principal and interest. The quarterly payments are fixed and are paid quarterly over the two year term, ending in April, 2009. The imputed interest rate is 11%. The note is secured by an interest in the related software license.

In February 2003, MSV entered into an agreement with Telesat Canada (Telesat), a satellite communications provider that is a related party (see Note 8) for the construction and procurement of a ground station. Telesat Canada provided financing for this project totaling $1.0 million at an interest rate of 9.5%.

Future minimum principal payments related to the Company’s debt agreements, described above, including Vendor Notes, are as follows for the years ended December 31 (in thousands):

2007	$224
2008	19,590
2009	2,842
2010	—
2011	—
Thereafter	750,000

Total future principal payments	$772,656

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

The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. For the three and nine months ended September 30, 2006 and 2007, as MSV’s equity securities are not publicly traded, management used the median historical volatility of the public securities of three comparable companies whose value is predominantly derived from similar asset holdings. Additionally, the fair value of units underlying the equity-based awards (Limited Investor Units) is an input to the determination of the fair value of equity-based awards, which requires complex and subjective judgments. The Company utilized a market approach to estimate the fair value of Limited Investor Units at each date on which equity-based awards were granted. The market approach uses an analysis of the observable market price of equity instruments for companies with similar assets and businesses as MSV, and which, in some cases hold MSV Common Units. In order to derive the amount of the comparable companies’ securities values attributable to the Common Units, which are held by limited partners of MSV, the Company used a market approach to estimate the value of other equity investments and assets owned, and made adjustments to account for the differences in volatility and liquidity between the implied value and a Common Unit. The Company determined the estimated value of a Limited Investor

Unit by making further adjustments to account for differences in rights attributable to a Common Unit as compared to those of a Limited Investor Unit. Beginning in 2007, MSV conducts these estimates based solely on the market price of SkyTerra common stock. There is inherent uncertainty in making these judgments and estimates.

The total equity-based compensation expense related to the MSV Unit Option Incentive Plan recorded during the nine months ended September 30, 2007 and 2006 was $3.1 million and $9.3 million, respectively, and $1.3 million and $3.1 million for the three months ended September 30, 2007 and 2006, respectively, for all equity-based awards accounted for under either SFAS No. 123(R) or APB Opinion No. 25, as appropriate. Included in the expense for the nine months ended September 30, 2006 is $3.5 million of compensation expense that was recorded related to the modification of an executive’s employment agreement.

On February 9, 2007, the Compensation Committee of the Board of Directors of MSV GP decreased the exercise prices of outstanding unit options with exercise prices of $56.33 to $35.00. No other terms, including vesting, were modified. This modification will result in the recognition of additional compensation expense in the years ending December 31, 2007 and 2008 totaling $1.2 million.

As of September 30, 2007, the total unrecognized compensation related to MSV equity-based compensation was $7.1 million, which will be recognized over a weighted-average period of 1.9 years.

SkyTerra Equity-Based Compensation Plans

SkyTerra has a long-term incentive plan, a nonqualified stock option plan, and an equity incentive plan, which allows for the granting of options and other equity-based awards. Through September 30, 2007, the Company granted awards of 850,000 restricted shares of common stock. One-third of these awards will vest after three years; another one-third will vest on the first day following the 20th consecutive trading day on which the SkyTerra stock price exceeds $20 per share and the last third will vest on the first day following the 20th consecutive trading day on which the SkyTerra stock price exceeds $25 per share. The fair value of the restricted stock grants containing market conditions and deemed service period was estimated using a Monte Carlo simulation model, with inputs of a risk free rate ranging from 4.8% to 5.2% and a volatility ranging from 53% to 56%. The total equity-based compensation expense related to the SkyTerra equity awards recorded during the three and nine months ended September 30, 2007 was $1.0 million and $3.0 million, respectively. As of September 30, 2007, the total unrecognized compensation related to SkyTerra equity-based compensation is $3.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.

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

6. Commitments and Contingencies

Leases

Office facility leases may provide for escalations of rent or rent abatements, and payment of pro rata portions of building operating expenses. The Company records rent expense using the straight-line method over the term of the lease agreement. As of September 30, 2007, MSV has non-cancelable operating leases, expiring starting in December 2008.

Boeing Contract

MSV has a fixed price contract with Boeing Satellite Systems, Inc. (Boeing) for the comprehensive design, development, construction, manufacturing, testing, and installation of a space-based network, providing satellite launch support and other services related to mission operations and system training. Under the terms of the contract, the Company will purchase up to three satellites with an option for one additional satellite that must be exercised no later than July 1, 2008. Each satellite is contracted to have a mission life of 15 years with a portion of the contract value payable if certain performance incentives are met, over the expected 15-year operating life. Boeing has a first lien on each satellite and related work until title and risk of loss transfers to the Company upon launch.

In September 2006, MSV deferred construction of a South American satellite (MSV-SA). The MSV option to restart construction expires November 8, 2008. MSV currently does not have plans to construct MSV-SA, and as such, no amounts for this satellite are included in our future commitments table. If our plans were to change in the future and we elect to proceed with MSV-SA construction, assuming contractual terms governing the construction have not expired, we would likely incur additional expenditures in excess of $500 million to construct, launch, and insure the satellite, depending upon how such a plan is pursued.

If MSV elects to terminate the Boeing contract in whole, the Company will be subject to termination liability charges that would range from approximately $185 million to $215 million, declining in mid 2008, which would be expensed when incurred. Similarly, an in part termination would range from approximately $93 million to $117 million. In accordance with the amended contract, future minimum contractual payments due under this contract disclosed below, exclude all potential performance incentives which could total a maximum of $96.7 million, interest payments on the performance incentives and deferred construction payments, options, and full construction for MSV-SA.

HNS Contract

MSV entered into an agreement with Hughes Network Systems, LLC (HNS), a related party, to purchase four base transceiver subsystems and air interface technology for a fixed price of $43.0 million. The transceiver subsystems will integrate the satellite component into the Company’s next generation integrated network.

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

Other Agreements

In September 2005, MSV entered into an agreement with a third-party that will provide the Company with rights to the use of certain intangible assets in future periods. The Company has paid $3.0 million related to this agreement, $2.5 million of which is included in other assets, and $0.2 million is included in prepaid expenses and other current assets as of September 30, 2007, in the accompanying condensed consolidated balance sheet. The Company has also agreed to provide annual payments of $0.2 million for the remainder of the contract. The Company is amortizing the costs of the contract ratably over the 20-year term of the agreement.

Future minimum payments related to the Company’s commitments described above, are as follows as of September 30, 2007 for the years ended December 31 (in thousands):

	Leases	Boeing(a)	HNS	Launch Services	Other	Total
2007	$572	$38,938	$—	$—	$—	$39,510
2008	2,316	189,498	19,348	29,110	158	240,430
2009	1,807	134,938	10,749	98,315	158	245,967
2010	1,829	4,440	—	38,588	158	45,015
2011	148	—	—	—	158	306
Thereafter	—	—	—	—	2,052	2,052

	$6,672	$367,814	$30,097	$166,013	$2,684	$573,280

(a)	Amounts exclude in-orbit incentives and potential interest associated with the incentives as discussed above. In addition, it does not include any future costs related to construction of MSV-SA.

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

In 2005, MSV received authorizations to construct, launch, and operate two satellites from the FCC, one providing coverage of North America and the other providing coverage of South America. In addition to a petition for clarification filed by MSV, one party filed a petition for reconsideration of MSV’s FCC satellite authorization for its North American satellite. This challenge is pending. MSV posted a $3 million performance bond for each authorization to construct a satellite. MSV Canada has also received authorization from Industry Canada to construct, launch, and operate another North American satellite. Pursuant to these satellite authorizations, MSV and MSV Canada must meet certain satellite milestone requirements.

In January 2006, MSV entered into a contract with Boeing to construct three satellites, one of which was designated to fulfill the South American authorization held by MSV, and the other two were designated to fulfill the North American satellite authorizations held by MSV and MSV Canada. In January 2006, MSV submitted a certification of compliance with its initial FCC milestone requirement for its North American and South American authorizations. In April 2006, the FCC ruled that MSV met the first milestone requirement for its authorizations and permitted MSV to reduce the performance bond associated with each authorization by $750,000. One party challenged this finding, and its challenge is pending. In June 2006, MSV surrendered its South American authorization and requested withdrawal and release of the $2.25 million performance bond associated with that authorization. That request is pending. Industry Canada has ruled that MSV Canada has met its first milestone with regard to design specifications. In March 2007, MSV Canada filed a submission with Industry Canada which provided evidence showing that it had complied with its second milestone requiring it to demonstrate that it had entered into a contract for the construction of the MSV-2 satellite. Industry Canada has not yet determined whether MSV Canada has met this milestone. In April 2007, MSV submitted a certification of compliance with the FCC’s Critical Design Review milestone for its North American authorization. In June 2007, the FCC determined that MSV met this milestone requirement, and permitted MSV to reduce its performance bond by $750,000. In June 2007, MSV also submitted a certification of compliance with its Begin Physical Construction milestone. In August 2007, the FCC determined that MSV met the Begin Physical Construction milestone and permitted MSV to reduce its performance bond by $750,000. In May 2007, MSV filed with the FCC a request to waive the requirement for an on-ground spare satellite in order to operate an ATC system. That waiver request is still pending.

There can be no assurance that, following the conclusion of the legal challenges discussed above, MSV will have authority to operate a commercially viable next generation integrated network.

7. Income Taxes

SkyTerra and its eligible subsidiaries file a consolidated United States federal income tax return. As a limited partnership, MSV is not subject to income tax. Rather, each partner, including SkyTerra, is subject to income tax based on such partner’s portion of MSV’s income or loss. MSV’s Canadian subsidiary and MSV Canada are taxed as corporations in Canada and, as such, are subject to Canadian entity-level tax. The Company’s income tax provision relates to MSV Canada.

The Company’s effective rate of 0.11% differs from the Federal statutory rate of 34.0%, due primarily to losses for which a full valuation allowance has been recognized and the portion of MSV’s losses attributable to the other limited partners.

SkyTerra and the consolidated subsidiaries have unused net operating loss (NOL) carryforwards of $49.8 million expiring from 2008 through 2025. Utilization of US NOL carryforwards ($32.9 million at September 30, 2007) may be subject to an annual limitation if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code. Additionally, despite the NOL carryforwards, the Company may have a future income tax liability due to alternative minimum tax or state or foreign tax requirements.

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

Prior to the closing of the MSV Exchange Transactions, a minority stakeholder in MSV Investors distributed to its shareholders all of its assets other than its interest in MSV Investors. Under the terms of the merger agreement between SkyTerra and the shareholders of the minority stakeholder, such shareholders have agreed to indemnify the Company for any taxes imposed on the minority stakeholder for any taxable period or portion thereof ending on or prior to the closing of the MSV Exchange Transactions, including all liabilities for taxes relating to the distribution of its assets as described above. At closing, such shareholders paid the Company $7.5 million of cash, which the Company used to pay such taxes. To the extent that the tax liability is less than $7.5 million, the Company will refund to the former shareholders the difference. If the former shareholders are unable to pay any taxes that exceed the $7.5 million, the Company will be required to make such payments. As of September 30, 2007, the remaining cash and liability related to this arrangement was $1.5 million.

Prior to the closing of the BCE Exchange Transaction, TMI Delaware distributed to BCE and its affiliates all of the assets of TMI Delaware other than its limited partnership interests in MSV and its common stock of MSV GP. Under the terms of the exchange agreement between the Company and BCE, BCE has indemnified the Company for any taxes imposed on TMI Delaware for any taxable period or portion thereof ending on or prior to the closing of the BCE Exchange Transaction, including all liabilities for taxes relating to the distribution of its assets. At closing, BCE transferred $37.0 million of cash to TMI Delaware that the Company will use to pay such taxes. To the extent that the tax liability is less than $37.0 million, the Company will refund to BCE the difference. As of September 30, 2007, the Company estimates that the refund to BCE will be $7.6 million and is included in other long term liabilities in the accompanying condensed consolidated balance sheet.

8. Related Party Transactions

The Company’s related parties include the following entities, due to common ownership: Telesat, Infosat Communications Inc., HNS, Hughes Telematics, Inc., LCC International Inc, TerreStar Corporation, and TerreStar Networks. The following table summarizes related party transactions (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Income, including management fees	$670	$720	$1,804	$2,657
Expenses	598	2,494	2,550	2,124
Costs related to system under construction	4,300	—	8,599	—
Due from related parties, as of	425	908	425	908
Due to related parties, as of	7,879	255	7,879	255

9. Segment Information

The following table presents certain financial information on the Company’s reportable segments. SkyTerra amounts reflect the results of operations for the period following the September 25, 2006 MSV Exchange Transactions through December 31, 2006 (in thousands). Prior to September 25, 2006, MSV was the only operating segment.

	Three months ended September 30, 2007
	SkyTerra	MSV	Eliminations	Consolidated
Revenue	$—	$9,109	$—	$9,109
Minority interest	—	—	739	739
Net (loss) income	(24,964)	(20,675)	739	(44,900)

	Nine months ended September 30, 2007
	SkyTerra	MSV	Eliminations	Consolidated
Revenue	$—	$25,381	$—	$25,381
Minority interest	—	—	3,305	3,305
Net (loss) income	(28,116)	(61,709)	3,305	(86,521)
Total assets, as of	130,667	1,135,592	(2,620)	1,263,639

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

All of our operating and development activity is performed through our 94.9% owned consolidated subsidiary Mobile Satellite Ventures LP (“MSV”). We currently offer a range of mobile satellite services (“MSS”) using two geostationary satellites that support the delivery of data, voice, fax and dispatch radio services. We are licensed by the United States and Canadian governments to operate in the L-band spectrum which we have coordinated for our use. We currently have coordinated approximately 30 MHz of spectrum throughout the United States and Canada. Our spectrum footprint covers a total population of nearly 330 million. Our spectrum occupies a portion of the L-band and is positioned between the frequencies used today by terrestrial wireless providers in the United States and Canada.

We are developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. In operating our next generation integrated satellite-terrestrial network, we plan to allocate the use of spectrum between satellite and terrestrial service. Using an all-IP, open architecture, we believe our network will provide significant advantages over existing wireless networks. Such potential advantages include higher data speeds, lower costs per bit and flexibility to support a range of custom IP applications and services. We were the first MSS provider to receive a license to operate an ancillary terrestrial component (“ATC”) network from the FCC. We were a major proponent of the FCC’s February 2003 and February 2005 ATC and ATC Reconsideration Orders, both of which were adopted on a bipartisan, 5-0 basis. These ATC licenses permit the use of our L-band satellite frequencies in the operation of an advanced, integrated network capable of providing wireless broadband on a fixed, portable and fully mobile basis. We plan to launch two new satellites that will serve as the core of our new network. The launch of MSV-1 is planned for September 2009, and the launch of MSV-2 is planned for July 2010.

Our current business plan for the next generation integrated satellite-terrestrial network envisions a “carrier’s carrier” wholesale model whereby our strategic partners and other wholesale customers can use our network to provide differentiated broadband services to their subscribers. We believe our planned open network, in contrast to legacy networks currently operated by incumbent providers, will allow distribution and other strategic partners to have open network access and create a wide variety of custom applications and services for consumers.

To address the opportunities and challenges inherent in the development of our next generation network, we continue to focus on certain initiatives related to:

•	Coordination with third party licensees of L-band spectrum to organize large blocks of contiguous spectrum for the use of MSV and its potential future partners;

•

Arrangement of strategic technology and distribution partnerships for both the ATC and MSS components of the next generation network, leading to decisions on air-interface technologies and terrestrial deployment plans. Continued development of the infrastructure and technologies required to operate MSS services upon launch

•	Continued monitoring of satellite construction with our satellite manufacturer (Boeing)

Corporate Activity

MSV Exchange Transactions

On May 6, 2006, SkyTerra entered into agreements that, upon closing, resulted in the consolidation of majority ownership and control of MSV under SkyTerra (the “MSV Exchange Transactions”). On September 25, 2006, we issued 39.6 million shares of our voting and non-voting common stock to TerreStar Corporation (formerly Motient Corporation), other limited partners and stakeholders in MSV in exchange for limited partnership interests of MSV, all of the common stock of MSV GP held by these parties and all of the equity interests in MSV Investors held by these parties, resulting in us owning 59% of MSV and 78% of MSV GP. Pursuant to the terms of these transactions, TerreStar Corporation agreed to use its commercially reasonable efforts to distribute 25.5 million shares of our common stock that it received to its common stockholders as soon as practicable following the initial closing (the “TerreStar Corporation Distribution”). Prior to such distribution by TerreStar Corporation, these shares are non-voting.

Notwithstanding the legal form, the MSV Exchange Transactions have been accounted for as a reverse acquisition due to, among other things, the relative voting rights of the MSV and SkyTerra stockholder groups in the combined company after the MSV Exchange Transactions and subsequent to the TerreStar Corporation Distribution, and the composition of senior management of the combined company. Accordingly, MSV is the accounting acquirer for financial reporting purposes. As such, our historical financial statements prior to September 25, 2006 are the historical financial statements of MSV. The consolidated financial statements of MSV have been retroactively restated to reflect the recapitalization of MSV with the 39.6 million shares of our common stock issued to MSV equity holders in the MSV Exchange Transactions.

BCE Exchange Transaction

On January 5, 2007, we acquired all of the equity interests in MSV LP and MSV GP owned by BCE, Inc. In exchange for 8.0 million limited partnership interests in MSV LP and 740 shares of MSV GP, we issued 22.5 million shares of our non-voting common stock (the “BCE Exchange Transaction”). The shares of our non-voting common stock issued in the BCE Exchange Transaction are exchangeable for a like number of shares of our voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of our voting common stock. Substantially concurrently with the BCE Exchange Transaction, we issued 176,250 shares of our common stock to Winchester Development LLC, a Delaware limited liability company beneficially owned by a former director of MSV. Such shares were issued in exchange for $0.4 million in cash and 50,226 limited partnership interests of MSV.

TerreStar Corporation Exchange Transaction

As a result of the MSV Exchange Transactions, TerreStar Corporation has the right to exchange, until September 25, 2011, its remaining ownership interest in MSV for shares of SkyTerra non-voting common stock. This non-voting common stock is exchangeable for a like number of shares of SkyTerra voting common stock upon the disposition of any such shares by TerreStar Corporation. Following a change of control of SkyTerra, as defined in the agreement, we have the right to require TerreStar Corporation to complete the exchange of its remaining MSV interests. If TerreStar Corporation has not exchanged its remaining MSV interests by September 25, 2011 any remaining MSV interests held by TerreStar Corporation shall be exchanged for shares of non-voting common stock of SkyTerra at an exchange ratio reflecting the fair market value of such interests and our common stock on May 6, 2021. The fair value of this exchange right was $52.0 million and $280.3 million as of September 30, 2007, and 2006, respectively, and is recorded in Minority Interest.

As an exchange will occur no later then May 6, 2021 at the fair values of the investments, we record TerreStar Corporation’s remaining minority interest in MSV at fair value. Changes in the fair value of the MSV interests held by TerreStar Corporation are recorded in minority interest, and stockholders’ equity, with no impact on our results of operations. On each date an exchange occurs, we will eliminate any previous adjustments to minority interest and stockholders’ equity and account for the exchange as an acquisition of the minority interests in MSV under the purchase method of accounting.

On February 12, 2007, TerreStar Corporation exchanged 5.1 million MSV limited partnership units for 14.4 million shares of our common stock in accordance with the terms of the MSV Exchange agreement. As a result of this transaction, we reversed our previous adjustments to the fair value of TerreStar Corporation’s minority interest, which resulted in a reduction of minority interest and an increase of stockholders’ equity by $236.5 million. Prior to distribution by TerreStar Corporation, these shares are non-voting.

As a result of these transactions, we became the sole owner of MSV GP and we own 94.9% of the outstanding limited partnership interests of MSV.

TerreStar Networks

We own 11.1% of TerreStar Networks Inc. (a consolidated subsidiary of TerreStar Corporation, formerly Motient Corporation). TerreStar Networks Inc. (“TerreStar Networks”) was a wholly-owned subsidiary of MSV that developed business opportunities related to certain licenses in the S-band. In May, 2005, MSV distributed all of the outstanding shares of common stock of TerreStar Networks to its limited partners; including SkyTerra. The distribution was recorded at book value. In connection with the distribution MSV entered into a management services agreement with TerreStar Networks whereby it agreed to provide TerreStar Networks with certain corporate services. MSV also entered into a license agreement whereby it granted TerreStar Networks the use of some of MSV intellectual property for S-band services. In May 2006, MSV discontinued providing management services to TerreStar Networks but continues to provide rights to MSV intellectual property under a royalty arrangement.

MSV Option Exchange Offer

On June 27, 2007, we filed with the Securities and Exchange Commission a Registration Statement on Form S-4 for an offer to be made to all current MSV option holders to grant them options to purchase SkyTerra common stock in exchange for surrender and termination of their MSV options. The Registration on Statement on Form S-4 has not yet been declared effective and the exchange offer has not yet commenced.

All MSV option holders who participate in the exchange offer would receive options to purchase SkyTerra common stock with the same economic terms on which the TerreStar Corporation and BCE exchanges occurred. SkyTerra common stock received through exercise of SkyTerra options received under this exchange offer is subject to lockup restrictions until May 1, 2010. There exist certain exceptions that could result in earlier termination of the lockup restrictions. We intend to complete the exchange offer, however, there is no guarantee it will be completed, on what final terms the exchange offer will be completed, and what percentage of the MSV option holders will elect to participate.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to the valuation of our investment in TerreStar Networks, valuation of intangible assets, valuation of MSV limited partnership units, and the useful lives for long-lived assets, among others, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

SkyTerra and MSV do not have any material ownership interests in any special purpose or other entities that are not consolidated into our consolidated financial statements. SkyTerra and MSV have related party transactions as defined under Statement of Financial Accounting Standards (“SFAS”) No. 57, “Related Party Disclosures” that are discussed further in this document.

For a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies, refer to “Critical Accounting Estimates” included in Item 7 and “Summary of Significant Accounting Policies” (Note 4) included in Section F of our Annual Report on Form 10-K for the year ended December 31, 2006.

Investment in TerreStar Networks

We own 11.1% of TerreStar Networks with a carrying amount of $90.1 million that is accounted for under the cost method. We evaluate impairment in accordance with Emerging Issues Task Force 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” Accordingly, we consider both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as our intent and ability to hold investments that may have become temporarily or otherwise impaired.

During the third quarter, an adverse change in the trading stock price of TerreStar Corporation combined with continuing evaluations surrounding the ability and intent of the Company to hold the investment for a reasonable period of time led us to reevaluate the impairment of the investment in TerreStar Networks. In performing the evaluation, we considered various estimates of value, recent discussions and negotiations with interested third parties regarding the possible sale of the investment, and our intent and ability to hold the investment. Our intent to hold the investment is impacted by our current liquidity, discussed further in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis.

Based upon this assessment, we concluded that the TerreStar Networks investment had became other-than-temporarily impaired and was written-down to $90.1 million. As such, we recorded a charge of $22.5 million during the third quarter to write-down this investment. There is no assurance that the proceeds from the ultimate disposition of this asset, if any, will be equal to or greater then the $90.1 million carrying amount recorded as of September 30, 2007.

Purchase Accounting Intangible Assets

Our intangible assets and goodwill arose as a result of acquisitions accounted for using the purchase method of accounting. At the time of the acquisitions, the Company allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values.

The identified intangible assets are customer contracts and intellectual property related to the next generation integrated network. Customer contracts and customer relationships are being amortized over a period ranging from 4.5 to 7 years. Next generation intellectual property is being amortized over periods ranging from 4.5 to 20 years, with a weighted average life of 19.5 years. The Company’s next generation intellectual property consists of a combination of spectrum licenses and contractual rights to various spectrum licenses and authorizations, certain technology, and certain other rights. The useful life of our next generation intellectual property acquired from TerreStar Corporation and TMI, was initially set at 15 years based on the estimated useful life of our existing satellites. In connection with the BCE and TerreStar Corporation Exchange Transactions, we revised the estimated useful life of certain next generation intellectual property to 20 years. We will reevaluate the useful life of our next generation intellectual property when we commence commercial deployment of the terrestrial component of our next generation integrated network, at which point our next generation intellectual property will have many of the same attributes as terrestrial spectrum licenses held by cellular carriers who account for these assets as indefinite lived intangible assets.

Determination of Fair Value of MSV Partnership Interests Underlying Unit Incentive Plan Options

Determining the fair value of MSV partnership interests underlying options (“Limited Partnership Interests”) requires complex and subjective judgments. MSV partnership interests that are issued to holders of options granted under MSV’s Unit Incentive Plan have fewer rights than the outstanding partnership interests held by MSV’s other limited partners. Such limitations include, but are not limited to, the lack of a corresponding general partner share which provides voting and other rights. We utilized the market approach to estimate the fair value of Limited Partnership Interest at each date on which options were granted. The market approach uses an analysis of the observable market price of equity instruments for companies with similar assets and businesses. We estimated the value of a Limited Partnership Interest based on the values implied for partnership interests (“Full Partnership Interest”) held by limited partners which hold significant interests in MSV, and whose equity securities are publicly traded. In order to derive the amount of the comparable companies’ security’s value attributable to the Full Partnership Interest we used the market approach to estimate the value of other equity investments and assets owned. We made adjustments to account for the differences in volatility and liquidity between the comparable companies’ reference securities and a private Full Partnership Interest. We determined the estimated value of a Limited Partnership Interest by making further adjustments to account for differences in rights attributable to a Full Partnership Interest as compared to those of a Limited Partnership Interest. As a result of the BCE and TerreStar Corporation Exchange Transactions, we now determine these estimates based solely on the market price of SkyTerra. There is inherent uncertainty in making these estimates. As of September 30, 2007, our total unamortized equity-based compensation was $7.1 million, which we expect to recognize over a weighted-average period of 1.9 years.

Current Business

Our significant operating activity is performed through our consolidated subsidiary MSV. Through MSV we are a provider of mobile satellite communication services. We provide service in the United States and Canada using two nearly identical satellites. The first satellite is located at 101degrees West Longitude. The second satellite is located at 106.5 degrees West Longitude. End users of our mobile satellite services operate at sea, on land and in the air, and our customers use various services including satellite bandwidth and power capacity, telephony, data, and dispatch services. We also sell equipment for use on our network.

Comparison of the three and nine months ended September 30, 2007 and 2006

Revenues

The following table sets forth revenues (in thousands) and percentage changes for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
Revenues
Capacity	$3,096	$3,087	0.3%	$9,169	$9,051	1.3%
Telephony	2,706	2,664	1.6	7,506	7,459	0.6
Data	733	660	11.1	2,084	1,818	14.6
Dispatch	641	623	2.9	1,910	1,818	5.0
Equipment	1,669	2,104	(20.7)	3,952	6,246	(36.7)
Other	264	249	6.0	760	732	3.8

	$9,109	$9,387	(3.0)%	$25,381	$27,124	(6.4)%

Capacity

We provide bandwidth and power to certain customers who implement and operate their own networks. The specified bandwidth and power is generally customer dedicated once purchased and are not subject to other sale or preemption by MSV except for emergency purposes as provided in our FCC and Industry Canada authorizations.

Capacity customers generally operate under contractual arrangements ranging from short-term (month-to-month) to end of current satellite life in length. These contracts do not generally provide for annual increases or variable revenues. As such, capacity revenues generally do not fluctuate significantly from period to period.

Telephony

We provide voice service to end users. Telephony customers are acquired through retail dealers or resellers. Retail dealers receive activation fees and earn commissions on monthly end user access and usage revenues. Resellers are under contractual arrangements with us for their purchase of monthly access and usage, and they manage the arrangements with the end user. Telephony customers are charged fixed monthly access fees and variable usage charges, generally charged by minute of usage, depending on voice plan chosen.

The number of subscribers increased 3.5% for the three months ended September 30, 2007 as compared to the same period in the prior year, and 1.3% for the nine months ended September 30, 2007 as compared to the same period in the prior year. Average monthly revenue per subscriber unit remained the same for the three months ended September 30, 2007 as compared to the same period in the prior year and increased 0.9% for the nine months ended September 30, 2007.

Data

Data service provides transmission in an “always-on” fashion. Common applications for data customers include fleet and load management, credit card verification, e-mail, vehicle position reporting, mobile computing, and data message broadcasting. Customers are acquired through resellers. Resellers are under contractual arrangements for their purchase of monthly access and usage from us, and manage the arrangements with the end user.

The number of subscribers increased 6.7% for the three months ended September 30, 2007 as compared to the same period in the prior year, and 11.2% for the nine months ended September 30, 2007 as compared to the same period in the prior year.

Average monthly revenue per subscriber unit increased 5.0% for the three months ended September 30, 2007 as compared to the same period in the prior year and decreased 3.7% for the nine months ended September 30, 2007.

Dispatch

Dispatch service provides the wide-area equivalent of “push-to-talk” two-way radio service among users in customer defined groups. Dispatch service facilitates team-based group operations and is highly suited for emergency communications. Customers are acquired through dealers and resellers. Resellers are under contractual arrangements for their purchase of monthly access from us, and manage the arrangements with the end user. Dispatch users pay a fixed access fee for virtually unlimited usage; however, the fee varies with the coverage available.

Equipment

New and existing subscribers to our network can purchase from us a range of satellite handset configurations. Hardware generally includes handsets, antennas, and cables and can be purchased in “kits” that include all the hardware a customer would typically need to utilize our services. Resellers may purchase equipment in advance for purposes of resale to their end users. User equipment can be portable or be installed on trucks, ships, and airplanes or at a fixed location. Handsets are capable of standard voice and dispatch communication, and services such as call forwarding, call waiting, and conference calling. Other equipment is capable of file transfers, faxes and e-mail. Users must acquire equipment from us to access our network. Our capacity customers provide their own equipment to their end users of their networks.

Our ability to generate equipment revenues is a function of the number of new and existing subscribers who purchase handsets and other accessories and the prices at which we sell such equipment. Historically, we have not used equipment promotion and pricing to increase customer activations or improve retention.

Equipment sales decreased during the three and nine months ended September 30, 2007, as compared to the same periods in the prior year, as the G2 mobile satellite voice terminal was released in April 2006 and was met with relatively robust customer demand. Equipment sales deceased in 2007 as pent-up customer demand for the G2 mobile satellite voice terminal was satisfied.

	2007	2006	Change Kits
Kits sold, three months ended March 31	351	551	(36.3)%
Kits sold, three months ended June 30	298	806	(63.0)
Kits sold, three months ended September 30	499	655	(23.8)

Kits sold, nine months ended September 30	1,148	2,012	(42.9)%

Other Revenue

Other revenue consists of billing administrative functions we perform for our customers, remote monitoring, and interconnect fees.

Results of Operations

The table below sets out MSV results of operations and percentage change for the periods under review (in thousands).

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
Satellite operations	4 ,081	3,326	22.7	11,855	11,034	7.4
Cost of equipment sold	1,331	1,632	(18.4)	3,204	5,111	(37.3)
Next generation	7,453	7,018	6.2	19,656	17,758	10.7
Sales and marketing	1,163	837	38.9	3,163	2,112	49.8
General and administrative	5,634	3,466	62.6	16,716	13,310	25.6
Depreciation and amortization	7,793	2,344	232.5	21,728	9,528	128.0

Total operating expenses	$27,455	$18,623	47.4%	$76,322	$58,853	29.7%

Operating Expenses

Although many of the costs incurred in the operation of our networks are fixed in the short-term, other costs will fluctuate based on underlying business or development activity. Satellite operations expenses are dependent upon employee costs and the costs of monitoring the satellite, including telemetry, tracking, and control. Next generation expenses are dependent upon employee costs and the costs of professional fees related to development, legal, regulatory, and intellectual property protection. Sales and marketing expenses are dependent on employee costs and the nature and extent of any marketing and promotional activities. General and administrative expenses consist of employee and other costs related to corporate services, including finance, legal, and human resources.

Satellite Operations

Satellite operations include compensation costs of our satellite operations employees, and the other expenses related to the operation of our satellite wireless network costs of telemetry, tracking, and control, facility costs, and the cost of new product development relating to our current MSS business.

Satellite operations expenses increased during the three months ended September 30, 2007, as compared to the same period in the prior year, with 40.7% of the increase due to an increase in compensation costs, staffing levels and facilities costs, and 48.0% of the increase due to increases in third-party consulting costs. The increased third-party consulting costs were incurred to research and plan upgrades to our enterprise software. The remainder of the increase was primarily attributable to increased costs associated with telecommunications regulatory fees. Satellite operations headcount increased 6.6% to 65 at September 30, 2007 from 61at September 30, 2006.

Satellite operations expenses increased during the nine months ended September 30, 2007, as compared to the same period in the prior year, with 23.5% of the increase due to an increase in compensation costs, staffing levels and facilities costs, and 72.6% of the increase due to increases in third-party consulting costs. The increased third-party consulting costs were incurred to research and plan upgrades to our enterprise software. The remainder of the increase was primarily attributable to increased costs associated with telecommunications regulatory fees.

Cost of Equipment Sold

The cost of equipment sold is comprised of the MSV cost of equipment purchased for resale by MSV. MSV does not manufacture any of its own equipment, rather, all components are acquired from third parties. Also included in cost of equipment sold are the costs of warehousing and warehousing services. Cost of equipment sold decreased during the three and the nine months ended September 30, 2007, as compared to the same periods in the prior year, due to decreases in the amount of equipment sold to end users.

Next Generation Expenditures

The following table sets forth next generation expenses for the periods indicated (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
Employee related costs	$3,646	$3,841	(5.1)%	$9,068	$8,012	13.2%
Professional and consulting expenses	1,756	1,051	67.1	4,690	2,124	120.8
Legal and regulatory fees	1,071	1,079	(0.7)	3,055	5,172	(40.9)
Research and development expenses	622	714	(13.0)	1,846	1,061	41.3
Patent costs and fees	358	333	7.5	997	1,389	(28.2)

Total next generation expenditures	$7,453	$7,018	6.2%	$19,656	$17,758	10.7%

Next generation expenditures include the compensation costs of our employees working on next generation products and development, and the other development and deployment costs of our next generation network. During the three months ended September 30, 2007, employee related expenses decreased by $0.2 million or 5.1% over the same period in the prior year with an increase in compensation costs and staffing levels offset by a decrease in equity-based compensation (due to incremental 2006 compensation expense including accelerated vesting of MSV options resulting from the MSV Exchange Transaction in September 2006). Professional and consulting expenses increased from on-going development of operational support and business support systems. The increases were partially offset by reductions in research and development expenses and legal and regulatory expenses. Next generation headcount increased 45.9% to 54 at September 30, 2007 from 37 at September 30, 2006.

Next generation expenditures increased during the nine months ended September 30, 2007, as compared to the same period in the prior year with an increase in compensation costs and staffing levels offset by a decrease in equity-based compensation (due to incremental 2006 equity-based compensation expense including accelerated vesting of MSV options resulting from the MSV Exchange Transaction in September 2006). Research and development expenses increased 41.3%. Professional and consulting expenses increased from on-going development of operational support and business support systems. The increases were partially offset by reductions in legal, regulatory, and patent expenses, of which $2.3 million relates to the write-off of our performance bond with the FCC as a result of the relinquishment of our satellite license for the orbital location covering South America.

Sales and Marketing

Sales and marketing costs include the compensation costs of our sales and marketing employees, and the cost of advertising, marketing and promotion. Sales and marketing expenses increased during the three months ended September 30, 2007, as compared to the same period in the prior year, due to an increase in compensation costs and staffing levels. These increases were partially offset by reductions in marketing and public relations expenses as we hired additional staff to handle work that had previously been performed outside the Company. Sales and marketing headcount increased 54.5% to 17 at September 30, 2007 from 11 at September 30, 2006.

Sales and marketing expenses increased during the nine months ended September 30, 2007, as compared to the same period in the prior year, with 76.8% of the increase due to an increase in compensation costs and staffing levels and 34.7% of the increase due to increases in third-party professional and consulting costs. The increase in third-party professional consulting costs was primarily for a market study.

General and Administrative Expense

General and administrative expense includes the compensation costs of our corporate employees, including finance, legal, human resources and other corporate costs. These costs exclude the compensation costs of our information technology staff, legal and regulatory staff that work on satellite operations or development of the next generation network. These employees’ costs are reflected in the satellite operations and next generation cost centers.

Under the MSV Exchange Transactions, in which MSV is the accounting acquirer, the MSV historical financial statements became the SkyTerra historical financial statements in September 2006. As such, the general and administrative costs for the nine-months ended September 30, 2006 are primarily those of MSV only. SkyTerra’s general and administrative expenses began to be recorded in the consolidated statements subsequent to the MSV Exchange Transactions in September 2006.

General and administrative expenses increased during the three months ended September 30, 2007, as compared to the same period in the prior year, with 55.6% of the increase is due to an increase in compensation costs and staffing levels including equity-based compensation expense. In addition 21.3% of the increase is due to increases in third-party professional and consulting costs, which were primarily the result of increased tax, audit, and legal expenses associated with complying with the Sarbanes-Oxley Act. SkyTerra general and administrative costs are not reflected prior to September 25, 2006, due to purchase accounting related to the MSV Exchange Transaction and comprised 19.2% of the increase. General and administrative headcount increased 20.0% to 30 at September 30, 2007 from 24 at September 30, 2006.

General and administrative expenses increased during the nine months ended September 30, 2007, as compared to the same period in the prior year, with 64.3% of the increase due to an increase in compensation costs and staffing levels, which is offset by a decrease in equity based compensation due to accelerated vesting of MSV options resulting from the MSV Exchange Transaction in September 2006. In addition, 40.3% of the increase is due to increases in third-party professional and consulting costs, which were primarily the result of increased tax, audit, and legal expenses associated with complying with the Sarbanes-Oxley Act and SkyTerra general and administrative costs are not reflected prior to September 25, 2006, due to purchase accounting related to the MSV Exchange Transaction. Additionally, 15.0% of the increase was attributable to general corporate matters.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of our intangible assets. The increase in amortization expense is attributable to the increase in our intangible assets resulting from the BCE and TerreStar Corporation Exchange Transactions, offset by the effect of the increase in useful life of certain of our next generation intellectual property from 15 years to 20 years, which decreased amortization expense for the nine months ended September 30, 2007 by $2.0 million as compared to the same period in the prior years.

Other Income and Expenses

The following table sets forth other income and expenses for the periods indicated (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
Interest expense	$(8,162)	$(14,029)	(41.8)%	$(30,848)	$(29,312)	5.2%
Interest income	4,052	6,582	(38.4)	14,884	14,197	4.8
Management fees from TerreStar	159	216	(26.4)	448	1,276	(64.9)
Impairment of investment in TerreStar Networks	(22,520)	—	(100.0)	(22,520)	—	(100.0)
Other (expense) income	(1,026)	321	(7,435.2)	(946)	635	(3,795.4)

Total other expenses	$(27,497)	$(6,910)	297.9%	$(38,982)	$(13,204)	195.2%

Interest Expense

Interest expense is comprised of the amortization of the discount and debt issuance costs on our senior secured discount notes, and interest paid on our notes payable, offset by capitalized interest on our system under construction.

Interest expense for the three months ended September 30, 2007, as compared to the same period in the prior year, decreased as compared to the same time period in the previous year, due to increased capitalized interest on our system under construction in 2007 ($9.7 million), and to a lesser extent decreased amortization of our debt issuance costs resulting from purchase accounting adjustments related to the BCE and TerreStar Corporation Exchanges.

Interest expense for the nine months ended September 30, 2007, as compared to the same period in the prior year, increased as the senior secured discount notes were issued on March 30, 2006; they were outstanding for only six months in 2006 as compared to nine months in 2007. This increase was offset by interest expense capitalization related to the system under construction in 2007 ($21.0 million), and to a lesser extent decreased amortization of our debt issuance costs resulting from purchase accounting adjustments related to the BCE and TerreStar Corporation Exchanges.

Interest Income

Interest income is interest we earn on cash, cash equivalents, restricted cash and short-term investments. The decrease for the three months ended September 30, 2007 as compared to the same time period in the prior year was due to the reduction of cash, cash equivalents, and short-term investments.

The increase for the nine months ended September 30, 2007 as compared to the same time period in the prior year was due to interest earned on funds received from issuing senior secured discount notes on March 30, 2006. As the senior secured discount notes were issued on March 30, 2006, the funds were available for only six months in 2006 as compared to nine months in 2007.

Management Fee from TerreStar Networks

Management fee from TerreStar Networks is comprised of fees for both corporate management services and royalties on intellectual property they owe MSV. In May 2006, we discontinued providing general management services to TerreStar Networks. For the nine months ended September 30, 2007, as compared to the same period in the prior year, we recognized a decrease in management fees as we discontinued providing management services in May 2006. The royalty arrangement remains in effect.

Impairment of Investment in TerreStar Networks

During the three months ended September 30, 2007, we recorded a write-down of our TerreStar Networks investment in the amount of $22.5 million as we determined the TerreStar Networks investment had became other-then-temporarily impaired.

Other (Expense) Income

During the three months ended September 30, 2007, we recorded a liability of $1.2 million related to income tax withholding, penalties, and interest owed to taxing authorities related to income tax withholding requirement for SkyTerra foreign shareholders in connection with the distribution of Hughes Communications Inc. shares in a taxable spin-off transaction in February 2006, prior to the MSV Exchange Transaction. Excluding this amount, other expense consists primarily of realized gains and losses on foreign currencies, primarily the Canadian dollar.

Provision for Income Taxes

MSV Canada is taxed as a corporation in Canada. During the three months ended September 30, 2007 and 2006, we recorded a benefit of $0.2 million and a provision of $0.5 million for income tax attributable to MSV Canada. During the nine months ended September 30, 2007 and 2006, we recorded a benefit of $0.1 million and a provision of $0.5 million, for income tax attributable to MSV Canada. Our effective tax rate differs from the Federal statutory rate of 34.0%, due primarily to a full valuation allowance recorded on net operating loss carryforwards and the portion of MSV’s losses attributable to the other limited partners.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments and accounts receivable. Our primary cash needs are for working capital, capital expenditures and debt service. Our ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We have financed our operations to date through the private placement of debt and equity securities and vendor financing. As of September 30, 2007, we have $275.2 million of cash and short term investments and the outstanding accreted amount of MSV’s Senior Secured Discount Notes was $536.0 million ($750 million face amount at maturity). Cash payment of interest on the Senior Secured Discount Notes will begin in April 2010, and cash payment of principal will begin in April 2013 (see “Senior Secured Discount Notes” below).

We believe that our existing cash resources will not be sufficient to satisfy our anticipated cash requirements for the next twelve months. We believe our liquidity will be sufficient to fund operations through June 2008, assuming no material change in planned expenditures during that period. We have significant operating and contractual obligations over the next twelve months.

We are actively pursuing means to extend our liquidity and capital resources. These plans may include the sale of our investment in TerreStar Networks, a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, renegotiation of vendor payment schedules to delay payment into the future, or some combination of these actions. While we are actively exploring alternatives for the sale of our TerreStar Networks investment, raising additional capital through a variety of funding sources, and potentially deferring and/or otherwise restructuring some of our contractual obligations, there can be no assurances that we will be able to do so or that we will be able to do so on terms that are favorable to us. Any such deferrals or restructurings could delay our satellite program or otherwise negatively affect our ability to continue the development of our planned next generation integrated satellite-terrestrial network on a timely basis. If we are not able to obtain additional funding, or defer or otherwise restructure our significant contractual obligations, we may not be able to continue meeting our obligations on an ongoing basis, if at all, and we may be required to consider alternatives such as selling assets, ceasing work on our next generation integrated satellite-terrestrial network, or restructuring our debt obligations.

Capital Required for Next Generation Network

We estimate the total cost to develop and construct the two satellite components of our next generation network, including the costs of the satellites, their launch, launch insurance, and associated ground segment will be $1.1 billion. The majority of these expenditures is or will be governed by contractual commitments. The costs estimated above do not include an estimated $250 million to construct a spare satellite that is required by the terms of our FCC authorization. While our ATC authorizations currently contemplate the construction of a ground spare, we have applied to the FCC for a waiver of this requirement based on our proposal to use the two new North American satellites as in-orbit-spares for each other, replicating the manner in which we operate today with our existing satellites. The outcome of this waiver is not certain.

In addition, we will require significant additional funds to construct the terrestrial component of our network, should we decide to pursue a terrestrial wireless deployment. We expect that each market could require between $20 million and $60 million to establish terrestrial coverage in that market. We estimate the total cost to deploy the terrestrial portion of our network could range between $500 million and $2.6 billion depending on the choice of air interface technology, the number of markets deployed, the scope of the terrestrial build within each market and the targeted service offering (limited mobile, portable or fully mobile).

The cost of building and deploying our next generation network could exceed these estimates. For example, if we elect to defer payments under our satellite construction contract, modify its design, and/or exercise certain options to buy additional satellites or other equipment or services, our costs for the satellite component of our network will increase, possibly significantly. The magnitude of the terrestrial wireless network capital requirement depends upon a number of factors including: choice of wireless technology; target applications (for more limited mobility to full mobility); the general pace of construction; and the efficiency of the business case in the initially deployed markets. We intend to manage the terrestrial wireless build-out to be as success-based as possible, thereby moderating capital requirements. However, we may not have control over each of these factors as our strategy involves working with various strategic and distribution partners who may have varying degrees of influence on these decisions in exchange for capital contributions and other commitments. In all scenarios, we will require significant additional capital, beyond our current resources.

In September 2006, MSV deferred construction of a South American satellite (MSV-SA). The MSV option to restart construction expires November 8, 2007. MSV currently does not have plans to construct MSV-SA, and as such, no amounts for this satellite are included in the future commitments table. If our plans were to change in the future and we elect to proceed with MSV-SA construction, assuming contractual terms governing the construction have not expired, we would likely incur additional expenditures in excess of $500 million to construct, launch, and insure the satellite, depending upon how such a plan is pursued.

Other Significant Contractual Obligations

In October 2006, MSV entered into an agreement with Hughes Network Systems, LLC (HNS), a related party, to purchase four base transceiver subsystems and air interface technology for a fixed price of $43.0 million. The transceiver subsystems will integrate the satellite component into the Company’s next generation integrated network.

In May 2007, MSV entered into fixed price contracts with ILS International Launch Services, Inc. and Sea Launch Company, LLC to launch the next generation satellites. MSV plans to launch its first new satellite, MSV-1 in 2009 and pursuant to an in-orbit delivery agreement with MSV Canada, to launch the identical Canadian satellite, MSV-2 in 2010. The aggregate base cost for these agreements is $174.8 million. MSV may also incur liquidated damages if the respective contracts are terminated for convenience by the Company. For the period from contract signing to 21 months prior to each scheduled launch, the liquidated damages would be no more than the amounts already paid under each contract or $8.7 million in aggregate, resulting in no additional payments upon termination. During the remaining 21 months leading to each launch, the maximum liquidated damages would be $8.9 million, in addition to amounts already paid.

We continue dialogue with other MSS operators who operate systems in adjacent spectrum in the L-band with the objective of rearranging our respective spectrum assignments to create contiguous blocks of spectrum, and in some instances enabling MSV to access additional spectrum for the benefit of MSV and its strategic partners. The consummation of agreements of this nature could result in significant cash expenditures, issuances of our equity, or both, over extended periods of time. The likelihood or timing of reaching such agreements or electing to access additional spectrum is uncertain at this time.

Vendor Financing

During the three months ended September 30, 2007, we financed $21.2 million of satellite vendor payments with secured vendor notes payable under a credit arrangement (Vendor Notes) that bears interest of LIBOR plus 400 basis points along with a 2% administrative fee. The Vendor Notes are secured by the deliverables and work performed under the satellite construction contract. MSV will be required to pay interest monthly on the amount outstanding beginning the month subsequent to the utilization of the available credit. If the credit arrangement is fully utilized, all outstanding Vendor Notes must be repaid prior to satellite delivery. MSV anticipates making interest payments and payments of principal beginning in the second quarter of 2008. MSV may prepay some or all of the Vendor Notes at anytime with no penalties.

Senior Secured Discount Notes

In March 2006, MSV issued Senior Secured Discount Notes that generated proceeds of $436.2 million, with an aggregate principal amount of $750 million at maturity. Interest on the notes will accrete from the issue date at an annual rate of 14.0%, until they reach full principal amount at April 1, 2010 (the Senior Secured Discount Notes). All of MSV’s domestic subsidiaries jointly and severally guarantee the Senior Secured Discount Notes.

MSV will be required to accrue and pay cash interest on the notes for all periods after April 1, 2010 at an annual rate of 14.0%, and cash interest payments will be payable in arrears semiannually on April 1 and October 1, commencing on October 1, 2010. The Senior Secured Discount Notes will mature on April 1, 2013. MSV may redeem some or all of the Senior Secured Discount Notes anytime after April 1, 2010 at a redemption price starting at 107% of the accreted value of the Senior Secured Discount Notes and declining to par after April 1, 2012. In addition, at any time before April 1, 2009, MSV may redeem up to 35% of the aggregate principal amount at maturity of the Senior Secured Discount Notes with the net proceeds of certain equity offerings at a redemption price equal to 114.0% of the accreted value of the Senior Secured Discount Notes plus interest, if any, if at least 65% of the originally issued aggregate principal amount of the Senior Secured Discount Notes remain outstanding. At any time before April 1, 2010, MSV may redeem all or a portion of the Senior Secured Discount Notes on one or more occasions at a redemption price equal to 100% of the accreted value plus a premium computed using a discount rate equal to the rate on United States Treasury securities maturing on or about April 1, 2010 plus 50 basis points. Upon the occurrence of certain change of control events, each holder of Senior Secured Discount Notes may require MSV to repurchase all or a portion of its Senior Secured Discount Notes at a price of 101% of the accreted value, plus, after April 1, 2010, accrued interest. The Senior Secured Discount Notes are secured by substantially all of MSV’s assets.

The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of MSV’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. MSV may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided MSV maintains a leverage ratio of 6.0 to 1.0. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Secured Discount Notes as of September 30, 2007.

Future Financing

In addition to short term financing needs, we will need significant additional financing in the future. This additional financing may take the form of loans under a credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Debt or additional equity financing may not be available when needed on terms favorable to us or at all. Any debt financing we obtain may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. We may also be subject to significant interest expense under the terms of any debt we incur.

Off-balance Sheet Financing

We did not enter into any off-balance sheet arrangements, other then operating leases in the normal course of business during the nine months ended September 30, 2007. As of September 30, 2007, we do not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Future Minimum Commitments

We lease office space and computer and other equipment under operating lease agreements. In addition to base rent, we are responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase. Our various non-cancelable vendor arrangements (including satellite, launch vehicle, base transceiver subsystems and air interface technology construction), long-term and other debt arrangements, non-cancelable operating leases and agreements with initial terms of greater than one year are as follows as of September 30, 2007 for the years ended December 31 (in thousands):

	Leases	Boeing(a)	HNS	Launch Services	Debt	Other	Total
2007	$572	$38,938	$—	$—	$357	$—	$39,867
2008	2,316	189,498	19,348	29,110	1,230	158	241,660
2009	1,807	134,938	10,749	98,315	516	158	246,483
2010	1,829	4,440	—	38,588	52,500	158	97,515
2011	148	—	—	—	105,000	158	105,306
Thereafter	—	—	—	—	907,500	2,052	909,552

	$6,672	$367,814	$30,097	$166,013	$1,067,103	$2,684	$1,640,383

(a)	Amounts exclude in-orbit incentives and potential interest associated with the incentives as discussed above.

(b)	Excludes payments to Boeing included in the vendor notes described above, as such amounts are included in (a). In addition, excludes any future costs related to construction of MSV-SA.

Cash Flow

Net Cash Used in Operating Activities. During the nine months ended September 30, 2007, net cash used in operating activities increased $10.8 million primarily due to increases in personnel, staffing and related costs, and increases expenses to develop our next generation network.

Net Cash Used in Investing Activities. During the nine months ended September 30, 2007, net cash used in investing decreased primarily due to sales and maturities of investments in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This decrease was offset by increases in purchases of property and equipment of $149.0 million in the nine months ended September 30, 2007, as compared to the same period in 2006.

Net Cash Provided by Financing Activities. During the nine months ended September 30, 2007, net cash provided by financing activities was decreased primarily as a result of proceeds from the issuance of senior discount notes of $423.1 million during the nine months ended September 30, 2006.

Related Parties

Our related parties are due to common ownership and include the following entities: Telesat, Infosat Communications Inc., Hughes Network Systems, LLC, Hughes Telematics, Inc., LCC International Inc., TerreStar Corporation, and TerreStar Networks. The following table summarizes related party transactions (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Income, including management fees	$670	$720	$1,804	$2,657
Expenses	598	2,494	2,550	2,124
Amounts incurred related to system under construction	4,300	—	8,599	—
Due from related parties, as of	425	908	425	908
Due to related parties, as of	7,879	255	7,879	255

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Our foreign currency management policy prohibits speculative trading and allows for hedges to be entered into only when a future foreign currency requirement is identified. These contracts generally have durations of less than one year. We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives other than hedges reflected as current period income (loss) unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity and then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. As of September 30, 2007, we held hedge contracts that totaled approximately $2.2 million, none of which met the documentation criteria of SFAS No. 133. We recognized a gain of approximately $0.2 million during the nine months ended September 30, 2007 related to such hedges.

Interest Rate Risk

Changes in interest rates affect the fair value of our fixed rate debt. The fair value of our Senior Secured Discount Notes at September 30, 2007 was approximately $450.0 million. Based on balances outstanding at September 30, 2007, a 1% increase or decrease in interest rates, assuming similar terms and similar assessment of risk by our lenders, would change the estimated market value, or the estimated price at which the Senior Secured Discount Notes would trade, by $19.9 million and $21.7 million, respectively at September 30, 2007.

We do not have cash flow exposure to changing interest rates on our Senior Secured Discount Notes because the interest rate for these securities is fixed. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of future changes in market interest rates on Senior Secured Discount Notes may differ significantly from the impact shown in this analysis.

We do have cash flow exposure to changing interest rates on our Vendor Notes because the interest rate for these securities is not fixed. As of September 30, 2007 we had $21.5 million outstanding under our Vendor Notes with interest rates tied to changes in the libor rate. Based on balances outstanding at September 30, 2007, a 1.0% increase or decrease in interest rates, and assuming repayment of the Vendor Note in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $0.6 million to our annual interest expense.

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the nine-month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal proceedings arising in the normal course of business. Although the outcomes of legal proceedings are inherently difficult to predict, we do not expect the resolution of any currently pending matters to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following risk factor should be read in conjunction with the risk factors discussed in our annual report on Form 10-K for the year ended December 31, 2006.

We do not have cash and liquid resources to continue to meet our obligations for the next twelve months.

As of September 30, 2007, we have cash and short term investments in the amount of $275.2 million, which we believe will be sufficient to fund operations through June 2008, assuming no material change in planned expenditures during that period. We have significant operating and contractual obligations over the next twelve months.

While we are actively pursuing a variety of funding sources, there can be no assurance that such funding will be available or offered on terms favorable to us. We are also actively exploring alternatives for deferring or otherwise restructuring some of our contractual obligations. There can be no assurances that we will be able to do so or that we will be able to do so on terms that are favorable to us. Any such deferrals or restructurings could delay our satellite program or otherwise negatively affect our ability to continue the development of our planned next generation integrated satellite-terrestrial network on a timely basis. If we are not able to defer or otherwise restructure our significant contractual obligations or obtain additional funding, we may not be able to continue meeting our obligations on an ongoing basis, if at all, and we may be required to consider alternatives such as selling assets, ceasing work on our next generation integrated satellite-terrestrial network, or restructuring our debt obligations.

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

Date: November 9, 2007	By:	/s/ Alexander H. Good
Alexander H. Good
Chief Executive Officer and President

Date: November 9, 2007	By:	/s/ Scott Macleod
Scott Macleod
Executive Vice President and Chief Financial Officer