Form 10-Q/A
period 2007-09-30
SKYTERRA COMMUNICATIONS INC
filed 2008-02-12
CIK 756502

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

EXPLANATORY NOTE

This Form10-Q/A (the “Amendment”) amends our previously filed Form 10-Q for the quarter ended September 30, 2007 (the “Quarterly Report”). This amendment is being filed to expand disclosure related to the Company’s accounting for its investment in TerreStar Networks and to provide additional disclosure pertaining to the Company’s accounting and fair value estimates related to the BCE Exchange Transaction and TerreStar Corporation Exchange Transactions.

All other information in the previously filed Quarterly Report remains unchanged. The Quarterly Report as amended by this Amendment, continues to speak as of November 9, 2007 (the filing date of the previously filed Quarterly Report), and we have not updated disclosure contained in the report to reflect any events that occurred following such date.

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

Investment in TerreStar Networks

The Company owns 11.2% of TerreStar Networks, Inc. (TerreStar Networks). TerreStar Networks is a private company and consolidated subsidiary of TerreStar Corporation (TerreStar Corporation was formerly Motient Corporation). The Company evaluates impairment in accordance with Emerging Issues Task Force 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” Accordingly, the Company considers both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as its intent and ability to hold investments that may have become temporarily or otherwise impaired. During the third quarter of 2007, SkyTerra reduced the carrying value of its investment in TerreStar Networks from $112.6 million to $90.1 million.

In connection with the MSV Exchange Transaction purchase accounting, the fair value of the Company’s investment in TerreStar Networks was determined to be $128.7 million. This value was derived from a value implied by a series of financing transactions completed by TerreStar Networks just prior to and contemporaneous with the MSV Exchange Transaction. Through such financings, in total, TerreStar Corporation purchased 2.2 million shares of TerreStar Networks from TerreStar Networks for $66.4 million, implying a $1.1 billion fair value for TerreStar Networks and a $128.7 million value for the Company’s 4.4 million shares of TerreStar Networks.

The amount recorded in the Company’s financial statements subsequent to the final purchase price allocation related to the MSV Exchange Transaction was $112.0 million. This amount reflected the application of negative goodwill in the purchase accounting. This amount, plus $0.6 million of additional investment in TerreStar Networks, was the carrying value of the investment prior to the impairment charge recorded in the quarter ended September 30, 2007.

To perform its assessments of impairment as of December 31, 2006 and March 31, 2007, the Company utilized a market based valuation approach that extrapolated the value of TerreStar Networks and the Company’s TerreStar Networks investment from the trading prices of TerreStar Corporation and the Company’s common stock (TerreStar Corporation Market Method). TerreStar Corporation owns two principal assets:

•	its ownership interest in TerreStar Networks, and

•	shares of the Company’s common stock

TerreStar Corporation’s ownership interest in TerreStar Networks (and the extrapolated value for 100% of TerreStar Networks) can be derived by subtracting the public trading value of the investment in the Company from the public trading value of TerreStar Corporation.

The Company also completed and considered an alternative market based valuation approach that calculated the value of TerreStar Networks and the Company’s TerreStar Networks investment from the trading prices of a company with a comparable spectrum asset and business objective to TerreStar Networks.

The valuation analyses resulted in a range of value for the TerreStar Networks investment that indicated no impairment had occurred relative to the carrying amount of the investment as of December 31, 2006, or March 31, 2007.

        During the second quarter of 2007, the Company initiated preliminary dialogue with potential buyers of the TerreStar Networks investment. These interested parties indicated that, in addition to market based valuations that considered the public trading price of the shares of the Company owned by TerreStar Corporation, they were also utilizing a valuation method based upon the value of the Company’s and TerreStar Network’s spectrum assets as derived from public trading price of the shares of both TerreStar Corporation and the Company (“Equivalent Spectrum Value Method”).

As of June 30, 2007, values derived from the TerreStar Corporation Market Method as well as the Equivalent Spectrum Value Method indicated a range of value for the TerreStar Networks investment. While the low end of the range was below the carrying value of the investment as of June 30, 2007, the low end of the range was in excess of the carrying value prior to the release of the Company’s financial statements for the quarter ended June 30, 2007, indicating impairment at June 30, 2007, if any, was temporary.

As of September 30, 2007, the Company updated its TerreStar Corporation Market Method and Equivalent Spectrum Value Method valuations. As a part of its review and determination of fair value, the Company evaluated the following factors that had developed during the third quarter:

•	For the second consecutive quarter the estimated range of value decreased.

•	The Company had additional dialogue with potential buyers that continued to include discussion regarding the Equivalent Spectrum Value Method.

•

Instability in the broader financial markets became more pronounced and negatively impacted the overall environment for the sale of the investment as well as negatively impacting the Company’s other financing alternatives. These factors, coupled with the Company’s cash position at the time impacted its bargaining position with potential buyers, as well as its ability and intent to hold the investment.

Based upon these factors, the Company determined that the TerreStar Networks investment had become other-than-temporarily impaired. The investment was written-down to a value of $90.1 million, resulting in a charge of $22.5 million during the third quarter. There is no assurance that the proceeds from the ultimate disposition of this asset, if any, will be equal to or greater than the $90.1 million carrying amount recorded as of September 30, 2007.

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

Acquisitions of Minority Interests

Accounting and Fair Value Estimates

On January 5, 2007 and February 12, 2007, the Company acquired additional equity interests in MSV and MSV GP from BCE Inc. and TerreStar Corporation, respectively. Both transactions were accounted for under the purchase method of accounting. Valuations of securities issued were determined in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” based on the date when agreement as to terms had been reached and the transaction announced, or, in the case of TerreStar Corporation, the date of exercise of its exchange option. The purchase prices were allocated on a preliminary basis to the acquired assets and liabilities based on their estimated fair values. The final allocation of the purchase price is dependent on a number of factors, including the final evaluation of fair value of the assets acquired and liabilities assumed.

After the BCE Exchange Transaction and the TerreStar Corporation Exchange Transactions, the Company is the sole owner of MSV GP and owns 95% of the outstanding limited partnership interests of MSV.

The allocation of the purchase price to identifiable intangible assets in the January 5, 2007 and February 12, 2007, acquisition of additional MSV equity interests ($328.2 million and $156.4 million, respectively) was as follows:

Intangible Assets (in millions)
Spectrum Rights	431.9
Intellectual Property	49.4
Customer Relationships	3.3

484.6

The allocation was based upon the fair values of the respective identifiable intangible assets as determined by third party valuation and reviewed by management. The determinations of the fair values of the respective identifiable intangible assets were as follows:

Spectrum Rights

MSV has rights to approximately 30MHz of L-Band spectrum in the U.S. and Canada. These rights extend from Federal Communications Commission and Industry Canada licenses to operate over 66 MHz of spectrum to the extent MSV can coordinate use of these frequencies through contractual or treaty means with other international satellite operators in the North American region. To date, MSV has agreements enabling the use of approximately 30MHz via satellite which it intends to deploy in a terrestrial wireless network with strategic, distribution, and operating partners.

The Company considered two methods for determining the fair value of the MSV spectrum rights, both intended to estimate the economic value attributable to MSV’s spectrum rights if utilized in a joint venture or partnership, and/or the future cash flows ultimately available to MSV ‘s stakeholders from businesses utilizing these spectrum rights. These methods were the Market Approach and the Jefferson Pilot or (“build-up”) Approach. For both transactions the Company concluded the fair value of its spectrum was $1.65 billion, based upon its valuations under the Market Approach, and the Company benchmarked this result with valuations derived from the Jefferson Pilot Approach.

The Company performed a Market Approach valuation for both the January 2007 transaction and the February 2007 transaction. This approach is a market-based measurement, in that it utilizes observable inputs from market participants independent of the Company. Under this approach, historical spectrum auction data for periods between 2001 and 2006 provided a range of relevant data points, including $/MHz/POP values (a spectrum valuation benchmark, specifically, spectrum value divided by the total of usable MHz multiplied by population covered by the service area), that were considered. In selecting the most appropriate benchmark, the Company considered that MSV’s spectrum provides national footprint with coverage in all major metropolitan cities. After careful consideration and the input of a third party valuation firm, the Company deemed a $/MHz/POP value of $1.57 to be the best estimate of the value of its spectrum, and used this value to calculate the fair value of its spectrum. The implied value of the MSV spectrum rights was discounted to present value, using an appropriate risk adjusted cost of capital, to take into consideration that MSV’s terrestrial wireless network will be put into service as the Company builds out its national network and will service the full population in the service area incrementally over ten years. The resulting analyses indicated a fair value of $1.65 billion.

In order to assess the reasonableness of the results of the Market Approach, the Company performed a Jefferson Pilot valuation for both the January 2007 transaction and the February 2007 transaction (together the “Models”). Although the Jefferson Pilot approach is an entity specific measurement and based upon the Company’s own assumptions about market participant assumptions (or unobservable inputs) the Company believes the Jefferson Pilot approach yields a benchmark to help ensure that its Market Approach is reasonable.

The key assumptions in building the Jefferson Pilot model are market penetration, which leads to revenue potential, profit margin, duration and profile of the build-up period, and estimated start-up costs and losses incurred during the build-up period. The Company created a detailed operating model for a 50-market deployment of an all-IP wireless network capable of delivering a bundle of fixed and mobile services, including broadband access and voice services. The Company assumed pricing for each of the services included in its bundled offerings were discounted to a wholesale level to provide adequate economic opportunity for retail distribution partners. With respect to the rate of adoption of the respective services, the Company considered historical adoption rates for similar services. The Models assume compound annual terrestrial revenue growth that ranges from 6.5% to 13.6%, and compound annual satellite wireless revenue growth of 5.3%.

The Company’s projection of future revenue and expenses yields a weighted-average EBITDA of 55%. Weighted-average EBITDA margins should fairly reflect the steady-state margins of the subject business. As such, due to the diversity of the Company’s proposed offerings, the reported EBITDA margins of a variety of firms involved in the provision of wireless, media and telecom services were evaluated. The most relevant benchmarks are companies that are pursuing bundled offerings, that drive efficiencies in the cost of subscriber acquisition and the ongoing cost of service provision, or companies that are offering wireless services on newer technologies which are deployed on a “greenfield” (no prior infrastructure) basis. The reported EBITDA margins for comparable companies ranged from 57 -67%. Based on an assessment of these comparable companies, including an assessment of the similarities and differences between the respective businesses, the Company believes that weighted-average EBITDA margins reflected in the Models are reasonable.

With respect to ongoing operating costs, the Company utilized its own experience in providing wireless services and worked with potential distribution partners to develop activity-based and variable costs. The Company also surveyed sample markets to establish estimates for certain other significant costs. Total capital expenditures were estimated to be $28.1 billion. The Company engaged third-party wireless engineering firms to assist in the preliminary, high-level design of the network, and worked with potential vendors to evaluate the cost of required infrastructure. In addition, the Company worked with potential deployment contractors and undertook its own evaluation to determine the appropriate assumptions related to complexity and time-to-build for each market. The Company utilized vendor quotes wherever possible. The Company confirmed the reasonableness of the capital costs by comparing against projected capital costs for comparable broadband national wireless networks as quoted by other operators, vendors and third-party engineering firms retained by the Company.

The projected future cash flows were discounted using an appropriate risk adjusted cost of capital. The resulting analyses indicated a range of value of $1.62 billion to $1.72 billion, which confirmed the reasonableness of the results of the Market Approach.

Intellectual Property

MSV has focused on the research and design of ATC systems for a number of years and has filed broad, seminal patents regarding architecture for ATC implementations. MSV’s intellectual property and patent portfolio may be an impediment of entry to compete against MSV in an ATC system.

In addition, MSV has a significant patent portfolio that provides transparent use of hybrid networks (satellite and terrestrial) for standard wireless services. The Company relies on a combination of U.S. and foreign patent, trademark, copyright and trade secret laws as well as licenses, nondisclosure, confidentiality, and other contractual restrictions to protect certain technologies and processes.

The relief from royalty method was utilized to determine the fair value of intellectual property. The relief from royalty analysis is comprised of two major steps: i) a determination of the hypothetical royalty rate, and ii) the subsequent application of the royalty rate to projected revenue.

In determining the hypothetical royalty rate the following factors were considered:

•	Existing third-party license agreements and comparable license agreements of other companies

•	An operating earnings benchmark, in this case an estimate of a royalty that would result in 25-33% operating earnings ratio, a common benchmark for determining royalty rates

•	An excess earnings analysis to evaluate earnings available to MSV after the company had earned a fair return on its net tangible assets

•	Other qualitative factors

The pre-tax royalty relieved for the use of the intellectual property was computed by multiplying applicable projected revenue from MSV’s next generation system by the hypothetical royalty rate of 5%. The resulting pre-tax royalty relieved represents the savings to MSV from not having to license the technology from another owner. The after-tax royalty relieved was then discounted to present value using a risk-adjusted rate of return.

Customer Relationships

MSV holds a backlog of sales orders on its existing satellites, for which delivery of service is expected to be completed by 2010. Backlog is represented by contracts with varying terms and lengths, from one month to several years in length. Implicit in the contractual backlog is the expectation that a portion of existing customers will renew their contracts.

The fair value of the customer relationships was determined based on the excess earnings method, which is a form of the income approach. Revenues and expenses attributable to the backlog were projected over the estimated remaining economic life of the customer relationships, and a required return on the net tangible and other intangible assets used to generate revenue was subtracted in order to determine residual “excess earnings” attributable to the intangible asset. The after -tax excess earnings were then discounted to present value using a risk-adjusted rate of return.

BCE Exchange Transaction

On January 5, 2007, the Company acquired all of the equity interests in MSV and MSV GP owned by BCE, Inc. through the purchase of its wholly-owned subsidiary TMI Delaware. In exchange for 8.0 million limited partnership interests in MSV and 740 shares of MSV GP, the Company issued 22.5 million shares of its non-voting common stock (the BCE Exchange Transaction). These shares of non-voting common stock are also exchangeable for a like number of shares of voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of the Company’s voting common stock. Substantially concurrently with the BCE Exchange Transaction, the Company issued 176,250 shares of common stock to Winchester Development LLC, a Delaware limited liability company beneficially owned by a former director of MSV. Such shares were issued in exchange for $0.4 million in cash and 50,226 limited partnership interests of the Company.

The carrying amount of the MSV net assets acquired by the Company on the date of acquisition was $28.6 million. The fair value of the consideration issued to acquire this minority interest was $319.1 million. The purchase price was allocated as follows:

	Historical Basis of Equity Interests Not Acquired	Fair Value of MSV Minority Interest Acquired	MSV as Adjusted	MSV Historical	Adjustment (Purchase Price Allocation)
	(in thousands)
Assets:
Current assets	$350,855	$98,862	$449,717	$449,717	$—
Restricted cash	1,833	517	2,350	2,350	—
Property and equipment, net	86,024	20,455	106,479	110,264	(3,785)
Intangible assets (a)	42,477	340,174	382,651	54,446	328,205
Goodwill	13,210	—	13,210	16,932	(3,722)
Other assets	14,968	1,550	16,518	19,185	(2,667)

Total assets	509,367	461,558	970,925	652,894	318,031

Liabilities:
Current liabilities	14,048	3,959	18,007	18,007	—

	Historical Basis of Equity Interests Not Acquired	Fair Value of MSV Minority Interest Acquired	MSV as Adjusted	MSV Historical	Adjustment (Purchase Price Allocation)
	(in thousands)
Senior secured discount notes, net	377,141	109,641	486,782	483,410	3,372
Deferred revenue, net of current portion	16,361	142	16,503	20,971	(4,468)
Other long-term liabilities	174	49	223	223	—

Total liabilities	407,724	113,791	521,515	522,611	(1,096)

Net assets	$101,643	$347,767	$449,410	$130,283	$319,127

(a)	The identifiable intangible assets consist of spectrum rights, intellectual property and customer relationships. These intangible assets will be amortized on a straight-line basis over useful lives ranging from 6 to 20 years, with a weighted-average period of 19.5 years.

TerreStar Corporation Exchange Transaction

As a result of the MSV Exchange Transactions, TerreStar Corporation has the right to exchange, until September 25, 2011, its remaining ownership interests in MSV for shares of the Company’s non-voting common stock, which would be exchangeable for a like number of shares of the Company’s voting common stock upon the disposition of any such shares by TerreStar Corporation.

The Company records TerreStar Corporation’s minority interest in MSV at fair value at the end of each reporting period. Changes in the fair value of the MSV interests held by TerreStar Corporation are recorded in minority interest and have no impact on the Company’s results of operations. On each date an exchange occurs, the Company will eliminate any previous adjustments to minority interest and stockholders’ equity and will account for the exchange as an acquisition of the minority interests in MSV under the purchase method of accounting. The fair value of the TerreStar exchange right was $56.0 million and $308.0 million as of September 30, 2007, and 2006, respectively, and is recorded in Minority Interest.

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

The carrying amount of the MSV net assets acquired on the date of acquisition (which reflects the fair value adjustment to the MSV net assets as a result of the BCE Exchange Transaction in January 2008) was $63.2 million. The fair value of the consideration issued to acquire this minority interest was $153.3 million. The purchase price was allocated as follows:

	Historical Basis of Equity Interests Not Acquired	Fair Value of MSV Minority Interest Acquired	MSV as Adjusted	MSV Historical	Adjustment (Purchase Price Allocation)
	(in thousands)
Assets:
Current assets	$362,412	$60,321	$422,733	$422,733	$—
Restricted cash	2,015	335	2,350	2,350	—
Property and equipment, net	114,209	15,245	129,454	133,218	(3,764)
Intangible assets (a)	326,453	210,778	537,231	380,788	156,443
Goodwill	11,377	—	11,377	13,270	(1,893)
Other assets	13,990	1,005	14,995	16,318	(1,323)

Total assets	830,456	287,684	1,118,140	968,677	149,463

Liabilities:
Current liabilities	12,302	2,047	14,349	14,349	—
Senior secured discount notes, net	423,870	69,027	492,897	494,419	(1,522)
Deferred revenue, net of current portion	14,214	57	14,271	16,580	(2,309)
Other long-term liabilities	167	28	195	195	—

Total liabilities	450,553	71,159	521,712	525,543	(3,831)

Net assets	$379,903	$216,525	$596,428	$443,134	$153,294

(a)	The identifiable intangible assets consist of spectrum rights, intellectual property and customer relationships. These intangibles assets will be amortized on a straight-line basis over useful lives ranging from 6 to 20 years, with a weighted average period of 19.5 years. The life of certain intellectual property was increased from 15 to 20 years due to the BCE and TerreStar Corporation exchange transactions which decreased amortization expense for the nine months ended September 30, 2007 by $2.0 million and decreased net loss per share by $0.02.

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

TerreStar Networks

We own 11.2% of TerreStar Networks Inc. (a consolidated subsidiary of TerreStar Corporation, formerly Motient Corporation). TerreStar Networks Inc. (“TerreStar Networks”) was a wholly-owned subsidiary of MSV that developed business opportunities related to certain licenses in the S-band. In May, 2005, MSV distributed all of the outstanding shares of common stock of TerreStar Networks to its limited partners; including SkyTerra. The distribution was recorded at book value. In connection with the distribution MSV entered into a management services agreement with TerreStar Networks whereby it agreed to provide TerreStar Networks with certain corporate services. MSV also entered into a license agreement whereby it granted TerreStar Networks the use of some of MSV intellectual property for S-band services. In May 2006, MSV discontinued providing management services to TerreStar Networks but continues to provide rights to MSV intellectual property under a royalty arrangement.

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

Investment in TerreStar Networks

The Company owns 11.2% of TerreStar Networks, Inc. (TerreStar Networks). TerreStar Networks is a private company and consolidated subsidiary of TerreStar Corporation (TerreStar Corporation was formerly Motient Corporation). The Company evaluates impairment in accordance with Emerging Issues Task Force 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” Accordingly, the Company considers both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as its intent and ability to hold investments that may have become temporarily or otherwise impaired. During the third quarter of 2007, SkyTerra reduced the carrying value of its investment in TerreStar Networks from $112.6 million to $90.1 million.

In connection with the MSV Exchange Transaction purchase accounting, the fair value of the Company’s investment in TerreStar Networks was determined to be $128.7 million. This value was derived from a value implied by a series of financing transactions completed by TerreStar Networks just prior to and contemporaneous with the MSV Exchange Transaction. Through such financings, in total, TerreStar Corporation purchased 2.2 million shares of TerreStar Networks from TerreStar Networks for $66.4 million, implying a $1.1 billion fair value for TerreStar Networks and a $128.7 million value for the Company’s 4.4 million shares of TerreStar Networks.

The amount recorded in the Company’s financial statements subsequent to the final purchase price allocation related to the MSV Exchange Transaction was $112.0 million. This amount reflected the application of negative goodwill in the purchase accounting. This amount, plus $0.6 million of additional investment in TerreStar Networks, was the carrying value of the investment prior to the impairment charge recorded in the quarter ended September 30, 2007.

To perform its assessments of impairment as of December 31, 2006 and March 31, 2007, the Company utilized a market based valuation approach that extrapolated the value of TerreStar Networks and the Company’s TerreStar Networks investment from the trading prices of TerreStar Corporation and the Company’s common stock (TerreStar Corporation Market Method). TerreStar Corporation owns two principal assets:

•	its ownership interest in TerreStar Networks, and

•	shares of the Company’s common stock

TerreStar Corporation’s ownership interest in TerreStar Networks (and the extrapolated value for 100% of TerreStar Networks) can be derived by subtracting the public trading value of the investment in the Company from the public trading value of TerreStar Corporation.

The Company also completed and considered an alternative market based valuation approach that calculated the value of TerreStar Networks and the Company’s TerreStar Networks investment from the trading prices of a company with a comparable spectrum asset and business objective to TerreStar Networks.

The valuation analyses resulted in a range of value for the TerreStar Networks investment that indicated no impairment had occurred relative to the carrying amount of the investment as of December 31, 2006, or March 31, 2007.

During the second quarter of 2007, the Company initiated preliminary dialogue with potential buyers of the TerreStar Networks investment. These interested parties indicated that, in addition to market based valuations that considered the public trading price of the shares of the Company owned by TerreStar Corporation, they were also utilizing a valuation method based upon the value of the Company’s and TerreStar Network’s spectrum assets as derived from public trading price of the shares of both TerreStar Corporation and the Company (“Equivalent Spectrum Value Method”).

As of June 30, 2007, values derived from the TerreStar Corporation Market Method as well as the Equivalent Spectrum Value Method indicated a range of value for the TerreStar Networks investment. While the low end of the range was below the carrying value of the investment as of June 30, 2007, the low end of the range was in excess of the carrying value prior to the release of the Company’s financial statements for the quarter ended June 30, 2007, indicating impairment at June 30, 2007, if any, was temporary.

As of September 30, 2007, the Company updated its TerreStar Corporation Market Method and Equivalent Spectrum Value Method valuations. As a part of its review and determination of fair value, the Company evaluated the following factors that had developed during the third quarter:

•	For the second consecutive quarter the estimated range of value decreased.

•	The Company had additional dialogue with potential buyers that continued to include discussion regarding the Equivalent Spectrum Value Method.

•

Instability in the broader financial markets became more pronounced and negatively impacted the overall environment for the sale of the investment as well as negatively impacting the Company’s other financing alternatives. These factors, coupled with the Company’s cash position at the time impacted its bargaining position with potential buyers, as well as its ability and intent to hold the investment.

Based upon these factors, the Company determined that the TerreStar Networks investment had become other-than-temporarily impaired. The investment was written-down to a value of $90.1 million, resulting in a charge of $22.5 million during the third quarter. There is no assurance that the proceeds from the ultimate disposition of this asset, if any, will be equal to or greater than the $90.1 million carrying amount recorded as of September 30, 2007.

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

Current Business

Our significant operating activity is performed through our consolidated subsidiary MSV. Through MSV we are a provider of mobile satellite communication services. We provide service in the United States and Canada using two nearly identical satellites. The first satellite is located at 101 degrees West Longitude. The second satellite is located at 106.5 degrees West Longitude. End users of our mobile satellite services operate at sea, on land and in the air, and our customers use various services including satellite bandwidth and power capacity, telephony, data, and dispatch services. We also sell equipment for use on our network.

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

Date: February 12, 2008	By:	/s/ Alexander H. Good
Alexander H. Good
Chief Executive Officer and President

Date: February 12, 2008	By:	/s/ Scott Macleod
Scott Macleod
Executive Vice President and Chief Financial Officer