Form 10-K
period 2007-12-31
SKYTERRA COMMUNICATIONS INC
filed 2008-02-28
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the fiscal year ended December 31, 2007, or

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 29, 2007, was $740,062,429. As of February 14, 2008, there were 34,265,663 shares of our voting common stock and 72,614,414 shares of our non-voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement intended to be filed by Registrant with the Commission prior to April 30, 2008 are incorporated by reference into Part III of this Report.

PART I

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events. Because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include those set forth below under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Actual results may differ from the forward looking statements in this report, and the differences could be substantial. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The factors set forth below under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

Item 1.	Business

In this Form 10-K, unless otherwise stated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and similar references refer to SkyTerra Communications, Inc. and its directly or indirectly owned subsidiaries, including Mobile Satellite Ventures LP (“MSV”) and its subsidiaries. Unless otherwise stated, references to “our satellites”, “our spectrum”, “our authorizations”, “our network” and similar references refer to the satellites, spectrum, authorizations and networks of MSV and Mobile Satellite Ventures (Canada) Inc. (“MSV Canada”).

SkyTerra Communications

SkyTerra is a holding company that over the past fifteen months has consummated a series of transactions to acquire additional interests in MSV, our principal operating subsidiary, from its other limited partners in exchange for shares of SkyTerra voting and non-voting common stock. As a result, at December 31, 2007 SkyTerra owns 99.3% of MSV. In addition to MSV, SkyTerra owns 11.2% of TerreStar Networks.

Through MSV and our other subsidiaries and affiliates, SkyTerra is pursuing plans to develop, build and operate a next generation mobile satellite system complemented by an ancillary terrestrial component. Our subsidiaries and affiliates operate in the United States and Canada. SkyTerra has three full time employees and one part time employee. We were incorporated in Delaware in 1985 as International Cogeneration Corporation.

Mobile Satellite Ventures

Overview

We are developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. Using an all-Internet Protocol (“IP”), open architecture, we believe our network will provide significant advantages over existing wireless networks. Such potential advantages include higher data speeds, lower costs per bit and flexibility to support a range of custom IP applications and services. Our current business plan envisions a “carrier’s carrier” wholesale model whereby our strategic partners and other wholesale customers can use our network to provide differentiated broadband services to their subscribers. We believe our planned open network, in contrast to legacy networks currently operated by incumbent providers, will allow distribution and other strategic partners to have open network access to create a variety of custom applications and services for consumers.

We currently offer a range of mobile satellite communications services (“MSS”) using two geostationary satellites (“GEOs”) that support the delivery of data, voice, fax and dispatch radio services. We are licensed by the

United States and Canadian governments to operate in the 1.5 - 1.6 GHz frequency band (the “L-band”) spectrum which we have coordinated for our use. We currently have coordinated approximately 30 MHz of spectrum throughout the United States and Canada. Our United States and Canadian spectrum footprint covers a total population of nearly 330 million. In operating our next generation integrated network, we plan to use the spectrum for both satellite and terrestrial service. Our spectrum occupies a portion of the L-band and is positioned between the frequencies used today by terrestrial wireless providers in the United States and Canada. We were the first MSS provider to receive a license to operate an Ancillary Terrestrial Component (“ATC”) network from the Federal Communications Commission (“FCC”). We were a major proponent of the FCC’s February 2003 and February 2005 ATC and ATC Reconsideration Orders, both of which were adopted on a bipartisan, 5-0 basis. Our ATC license permits the use of our L-band satellite frequencies in the operation of an advanced, integrated network capable of providing wireless broadband on a fixed, portable and fully mobile basis.

With access to approximately 30 MHz of spectrum that is conducive for mobile and fixed broadband wireless services, we believe we are well positioned to support an extensive wireless business plan. We believe access to this amount of spectrum provides us with the ability to pursue a network architecture using a choice of third generation (“3G”) and fourth generation (“4G”) wireless air interfaces, including such technologies as WiMAX, Code-Division Multiple Access-Evolution Data Optimized (“CDMA-EVDO”), WideBand “CDMA” (“WCDMA”), Long Term Evolution (“LTE”) and Ultra-Mobile Broadband (“UMB”). We believe our next generation integrated network will create the opportunity to use our United States and Canadian nationwide spectrum, in its current configuration, to establish a strong position within the wireless industry.

To improve our spectrum assets, on December 20, 2007, SkyTerra, MSV, and MSV Canada (together the “MSV Parties”) and Inmarsat Global Limited (“Inmarsat”) entered into a Cooperation Agreement relating to the use of L-band spectrum for both MSS and ATC services in North America. The Cooperation Agreement addresses a number of regulatory, technology and spectrum coordination matters involving L-band spectrum, including:

•	Coordination of the parties’ respective next generation satellite systems covering North America;

•

Provisions for re-banding the parties’ L-band spectrum in North America that provide each party with increased contiguous spectrum bandwidth for their operations. This increased contiguity will occur in a phased approach, with certain phases dependent on the payment of designated amounts to Inmarsat by the MSV Parties, and upon the occurrence of various financial, regulatory and other governmental actions;

•

Provisions for increased flexibility in system operations and system enhancements that will result in greater protection from harmful interference for all relevant systems operations, and that progressively increases flexibility and supports more robust MSS/ATC operations, from the onset of the Cooperation Agreement through the various options that the MSV Parties may exercise;

•

Provisions for increased reuse of a substantial segment of North American L-band spectrum to support the deployment of new services and to provide increased innovation and customer service to all users throughout North America;

•	Settlement of outstanding regulatory disputes presently pending regarding the operation of certain L-band MSS and MSS/ATC services; and

•	Pre-negotiated financial and operational terms for an option for the MSV Parties to obtain additional spectrum and technical flexibility for the deployment and operation of a 4G ATC network.

In addition, upon the achievement of certain events, including regulatory approvals and coordination among the other L-band operators, MSV and MSV Canada, would, over time, have the potential for coordinated access for up to 2 x 23 MHz (including large blocks of contiguous channels). A more complete description of the Inmarsat Cooperation Agreement is included in “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations”.

We believe that the changing dynamics of the telecommunications industry have created a compelling market opportunity for our planned next generation integrated network. Increased competition, industry consolidation, wireless substitution for wireline services and the general convergence of media and telecommunications have led major service providers to attempt to offer consumers a bundle of four communications services: video, broadband data, voice and mobile wireless services. However, incumbent wireless providers may be constrained by certain factors, such as their spectrum positions and legacy second generation (“2G”) and 3G circuit-switched network architectures, as the demand for an advanced bundle has increased. Wireless carriers may also be pursuing different market strategies based upon their existing networks and customers rather than offering new services like those we plan to provide using next generation integrated technology. New technologies are emerging to deliver advanced broadband wireless services and applications to a potentially wide range of devices at price points we believe will be lower than those offered by incumbents’ legacy networks. We anticipate that our United States and Canadian nationwide spectrum holdings and strategy to deploy a wireless, all-IP network will allow us, through wholesale customers and other strategic distribution partners, to provide superior connectivity to an array of devices, satisfy the evolving needs of the industry and capture a greater percentage of the consumer’s total spending on communications services. We believe the potential market opportunity includes participation from large enterprises that have limited access to the wireless services business (potentially including content companies, video service providers, web services firms, consumer electronics companies, enterprise service providers, device and chipset vendors and Internet service providers). Those enterprises have large, loyal customer bases and are exploring opportunities to incorporate broadband wireless connectivity to differentiate and expand their core service offerings.

Financing

We will actively pursue financing alternatives to continue to increase the amount of capital available to fund our current operations and development of our next generation network, including constructing MSV-1 and MSV-2, the satellite component of the network. We are considering means to raise capital, including strategic partnerships (for example, a technology partnership carrying a capital investment), vendor financing, sale of our interest in TerreStar Networks, and debt or equity financing, among others. We are actively evaluating various strategic alternatives as they arise, and weigh capital needs against technology commitments or other potentially limiting factors. There is no assurance that we can raise sufficient capital, or raise sufficient capital with terms that are favorable to us, under these various financing alternatives to continue to operate our business or complete our network.

Current Business and Primary Markets; Reporting Segments

The Company has three reporting segments: MSV next generation, MSV MSS, and SkyTerra Corporate. The MSV next generation segment is deploying a next generation satellite system complemented by ATC. The MSV MSS segment is providing mobile satellite services that support the delivery of data, voice, fax and dispatch radio services using its existing in-orbit satellites. The SkyTerra Corporate segment is managing the publicly traded holding company, SkyTerra Communications, Inc. Financial information regarding each reporting segment is set forth in “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations”.

MSV has more than ten years of operating history providing MSS in North America using two nearly identical geostationary satellites (located nominally at 101° WL and 106.5° WL) that support the delivery of data, voice, fax and dispatch radio services. We are licensed by the United States and Canadian governments to operate in the L-band spectrum positioned between the frequencies used by terrestrial wireless providers. Our coordinated spectrum over the United States and Canada covers a total population of nearly 330 million. We offer services to a number of vertical markets in these locations. Our penetration has been highest in markets where terrestrial wireless infrastructure is cost-prohibitive or non-existent, where point-to-multipoint services such as voice dispatch are essential for ongoing operations, or where network availability is a critical requirement for service.

Bulk Satellite Capacity

We provide wholesale satellite capacity to customers who implement their own networks. These customers typically purchase specified amounts of bandwidth and power. The bandwidth and power are dedicated to the customer once purchased and paid for, and are not subject to other sale, or to preemption except for emergency purposes as provided in our authorizations from the FCC and Industry Canada. A majority of these customers access our network for fleet management and asset tracking services.

Satellite Telephony and Dispatch Services

We market satellite telephony services directly through dealers in the United States and on a wholesale basis in the United States and Canada. The basic service is two-way circuit switched voice, facsimile and data at up to 4.8 kbps. A range of satellite handset configurations is available to address the particular communications needs of select markets. User equipment can be installed on trucks, ships, and airplanes or at a fixed location. Customers can use the phones for standard voice communication, including value added services such as call forwarding, call waiting, and conference calling, as well as for file transfers, faxes and e-mail. Many of these users are federal, state and local agencies involved in public safety and security that depend on our system for redundant and ubiquitous wireless services during daily operations and in the case of emergencies.

In addition to circuit switched service, we provide satellite-delivered “dispatch” service. Dispatch service provides the wide-area equivalent of push-to-talk two-way radio service among users in customer defined groups. Each user can belong to as many as 15 groups, and each group can have up to 9,999 members. Group members can operate anywhere in the United States and Canadian coverage area. Dispatch service facilitates team-based group operations and is highly suited for emergency communications.

Circuit switched users are charged both fixed access and variable usage fees. Dispatch users pay a fixed access fee for unlimited usage; however, the fee varies with the coverage available. Monthly fees for satellite voice users range from $25 for certain public safety and emergency applications to over $100 for high volume users.

Packet Data Services

Packet data services is distributed through a reseller channel and provides the capability to transmit data in an “always-on” fashion (circuit switched service requires establishment of a dedicated connection for every new data transaction). Common applications include fleet and load management, credit card verification, e-mail, vehicle position reporting, mobile computing, and data message broadcasting.

Equipment and Supplier Relationships

We currently sell a mobile transceiver for use with our Satellite Telephony and Dispatch Service. This device provides integrated GPS capability. We recently began offering a PSTN telephony interface box manufactured by Link Communications, Inc. The interface allows customers to use MSV’s MSAT-G2 voice and push-to-talk services using a conventional analog cordless phone. For Packet Data services, we use terminal equipment from EMS technologies. The EMS PDT-100 is an integrated vehicle mounted antenna and transceiver unit that is used with a variety of user interface devices. Our system terminates calls from its telephony services via both the AT&T and Sprint networks in the United States and via Bell Canada in Canada.

Competition

Our current products and services compete with a number of communications services, including existing satellite services offered by Iridium, Globalstar LLC and Inmarsat PLC, terrestrial air-to-ground services, and terrestrial land-mobile and fixed services and may compete with new technologies in the future. Iridium and Globalstar provide voice, data, and paging services via constellations of Low Earth Orbiting (“LEO”) satellites that cover the globe. The Iridium and Globalstar systems are more complex and expensive than our satellite network and offer some advantages over our voice services such as smaller handheld telephones, global coverage, and in certain circumstances, reduced transmission delay. However, neither company currently offers a commercial satellite dispatch service. Inmarsat’s primary offerings consist of maritime voice, facsimile and data services. The Inmarsat system has higher per minute charges than those charged by us for comparable service. While less powerful than our system architecture, Inmarsat’s current generation of satellites, Inmarsat-4, are more powerful than our current operating satellites. One of Inmarsat’s current generation satellites covers most of North America and is used to provide Inmarsat’s new Broadband Global Area Network service in addition to traditional Inmarsat services.

Intellectual Property

MSV has prepared and filed more than 300 patent applications representing over 4,000 claims related to the commercialization and development of a satellite terrestrial integrated network. The applications have been filed in both the United States and in several key countries abroad. It is our belief that a next generation integrated network cannot effectively and efficiently be implemented on a commercially viable basis without the benefits of our patent portfolio. We are committed to vigorously enforcing and defending the rights afforded to us through our patents.

We currently, and expect to continue to, incorporate licensed patents and unpatented technology and software into our existing and planned networks. Certain agreements between us and third parties include provisions pursuant to which we have or will receive a non exclusive license to developments including, among other things, technology and related software created by such third parties for use in our existing and planned networks. We expect to enter into additional agreements in the normal course and with strategic partners that will include licenses to third party intellectual property as we develop our next generation integrated network. We believe our intellectual property rights and license are sufficient in scope and duration for the operation of our business.

FCC’s ATC Orders and Approval of MSV’s Application

On February 10, 2003, the FCC released an order, or the February 2003 ATC Order, which greatly expanded the potential scope of MSV’s business by permitting the incorporation of an ATC into its mobile satellite network. In the February 2003 ATC Order, the FCC determined that it would serve the public interest to permit MSS providers to incorporate an ATC into their satellite systems in three frequency bands: Big LEO (where Globalstar and Iridium operate), L-band (where MSV and Inmarsat operate) and S-band (where ICO and TerreStar Networks are licensed). Specifically, the February 2003 ATC Order allows MSS operators to seek authority to integrate an ATC into their satellite networks for the purpose of enhancing their ability to offer high-quality, affordable mobile services on land, in the air and over oceans without using any additional spectrum resources beyond spectrum already allocated and authorized by the FCC for MSS in these bands.

The FCC’s authorization of an ATC for these MSS bands was subject to conditions that are designed to ensure the integrity of the underlying MSS offering and to prevent these services from becoming stand-alone terrestrial offerings. Specifically, to include an ATC in their satellite systems, the FCC required that MSV and other MSS operators:

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

Accordingly, under the February 2003 ATC Order, ATC operations of MSV or other MSS providers were not permitted until such licensee has filed an application with the FCC demonstrating compliance with these requirements. Once the FCC approves such an application, terrestrial operations may commence. In November 2003, MSV submitted its application.

In November 2004, the FCC granted MSV’s application to operate an ATC in the L-band, subject to certain conditions, or the November 2004 Application Approval. The authorization was the first license for ATC operation granted by the FCC, allowing MSV to offer an ATC with its commercial service. In addition, the FCC approved several of MSV’s waiver requests, providing MSV more flexibility with respect to operating an ATC than previously provided in the February 2003 ATC Order. However, the FCC deferred ruling on certain of MSV’s other waiver requests until it acted on certain other pending petitions related to the February 2003 ATC Order. The FCC’s order was subject to reconsideration and included various limitations and conditions necessary for the implementation of an ATC operation. Inmarsat asked the FCC to review the November 2004 Application Approval. Pursuant to the Cooperation Agreement (see Government Regulation - L-band Coordination) and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, Inmarsat has withdrawn this filing.

In February 2005, the FCC released its new rules for the deployment and operation by MSV of an ATC for its service, which provided MSV with substantial additional flexibility in its system implementation, or the February 2005 Order. This additional flexibility provided by the FCC’s decision is expected to allow MSV to offer users affordable and reliable voice service from virtually anywhere in the United States. In addition, MSV expects to be able to offer a cost effective high-speed data communications service in the United States and Canada through its integrated satellite/terrestrial service system.

The FCC’s February 2005 Order rejected arguments that would have limited ATC flexibility. Instead, the FCC reaffirmed the fundamental underpinnings of the February 2003 ATC Order and removed many constraints that would have limited the spectral efficiency and communications efficacy of an ATC. The FCC’s decision recognized the essential nature of an ATC in providing spectral efficiency to MSS users in populous areas, and that it can do so at an insignificant cost of interference potential to other systems. Inmarsat filed a petition for reconsideration of the February 2005 order asking the FCC to adopt certain restrictions on the technical standards adopted for ATC. Pursuant to the Cooperation Agreement (see Government Regulation—L-band Coordination) and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, Inmarsat has withdrawn this filing.

In November 2005, MSV filed an application to modify its ATC license to reflect the revised rules governing ATC adopted in the FCC’s February 2005 Order. Among other things, MSV requested authority to deploy an ATC based on Time Division Duplex, or TDD, technology. Inmarsat opposed this application. Pursuant to the Cooperation Agreement (see Government Regulation - L-band Coordination) and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, Inmarsat has withdrawn its filing. The modification application is pending. We expect to further amend the ATC application pursuant to the flexibility accorded in the Cooperation Agreement. Inmarsat has agreed to support this amendment.

Terrestrial wireless providers strenuously opposed the FCC’s proposal to grant ATC, claiming, among other things, that the spectrum held by the MSS licensees is worth billions of dollars if authorized for exclusive terrestrial wireless use and, therefore, should be auctioned. Many of these same terrestrial wireless providers filed court challenges to the February 2003 ATC Order, which were later withdrawn. Inmarsat, which offers mobile satellite service in the U.S. using the L-band spectrum, vigorously opposed the grant of ATC in the L-band - claiming it would cause unacceptable interference to its satellites. However, Inmarsat reconsidered its position now that ATC has been authorized and has announced that it will seek approval to incorporate an ATC into its satellite service in the United States, which could further increase competition in the provision of satellite services incorporating an ATC. Pursuant to the Cooperation Agreement (see Government Regulation - L-band Coordination), through approximately December 2009, Inmarsat is committed to use its best commercial efforts to support MSV in securing a commercial partner and moving ahead in a full-scale implementation of a hybrid MSS/ATC service for the North American mass consumer market.

In January 2006, we announced that we had entered into a contract with Boeing for the construction and delivery of our next generation L-band satellites. These satellites are expected to be among the most powerful commercial satellites ever built and, if successfully launched, to form an integral part of the advanced commercial telecommunications network being developed by us. The network will be based on MSV’s patented ATC technology.

The contract provides for the delivery of MSV-1 and MSV-2, which will replace and expand upon the current MSAT satellite system operated by MSV and MSV Canada. Like the MSAT satellites, the MSV-1 and MSV-2 satellites will cover Canada, the United States, including Alaska, Hawaii, Puerto Rico, the Virgin Islands, and the Caribbean Basin, as well as Mexico. The spacecraft will also be equipped with a digital channelizer that maximizes spectrum allocation. With the constellation of MSV-1 and MSV-2, Boeing will provide the technology that will enable MSV to offer its customers advanced mobile services using small, handheld terminals interoperable with terrestrial terminals. The satellites are expected to be launched in 2009 and 2010. MSV has received authorization to construct, launch, and operate the MSV-1 satellite from the FCC. In addition to a petition for clarification filed by MSV, one party filed a petition for reconsideration of the FCC’s decision to authorize MSV-1. On January 28, 2008, that party withdrew its petition. The FCC has ruled that MSV is compliant with its initial milestone requirement for MSV-1. Inmarsat challenged this finding. Pursuant to the Cooperation Agreement (see Government Regulation - L-band Coordination) and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, Inmarsat has withdrawn this filing. In 2007, the FCC also found that MSV met its second and third milestones.

In June 2006, MSV surrendered its FCC authorization for a satellite that was planned to provide service to South America and requested the withdrawal and release of its $2.25 million performance bond. That request is still pending. In November 2007, the FCC also granted our request for waiver of the on-ground spare requirement, which had been a condition of our ATC license.

TerreStar Networks Inc.

TerreStar Networks, a wholly owned subsidiary of MSV until May 2005, was established to develop, build and operate a next generation satellite system complemented by an ATC in the 2 GHz MSS band (“S-band”). In December 2004, MSV issued rights (“TerreStar Network Rights”) to acquire all of the common stock of TerreStar Networks to the limited partners of MSV pro rata in accordance with the partners’ ownership. In connection with the TerreStar Networks Rights, TerreStar Networks also issued warrants to purchase shares of its common stock representing 3% of the outstanding equity for an exercise price of $0.21 per share to certain other MSV investors. These warrants were exercised in March 2005.

On May 11, 2005, the TerreStar Networks Rights were exercised in connection with the sale by TerreStar Networks of $200.0 million of its common stock to TerreStar Corporation (formerly Motient), increasing TerreStar Corporation’s ownership of TerreStar Networks to 61%. Following these transactions, SkyTerra owned approximately 13.2% of TerreStar Networks common stock. As part of this transaction, MSV licensed TerreStar Networks certain intellectual property and agreed to provide TerreStar Networks with certain corporate services.

The Exchange Transactions

MSV Exchange Transactions

On May 6, 2006, SkyTerra entered into agreements with certain other partners in MSV and the minority stakeholders in MSV Investors, LLC (“MSV Investors”), SkyTerra’s subsidiary that held its interest in MSV, that, upon closing, resulted in SkyTerra owning the majority of MSV and controlling Mobile Satellite Ventures GP Inc. (“MSV GP”), MSV’s corporate general partner, as well as owning all of the equity interests in MSV Investors. At the initial closing, which occurred on September 25, 2006, we issued an aggregate of 39.6 million shares of our voting and non-voting common stock to TerreStar Corporation, other partners in MSV and the minority stakeholders in MSV Investors in exchange for 14.2 million limited partnership interests of MSV, all of the common stock of MSV GP and all of the equity interests in MSV Investors held by these parties, resulting in SkyTerra owning 59% of MSV and 78% of MSV GP.

Pursuant to the terms of these transactions, TerreStar Corporation agreed to use commercially reasonable efforts to distribute the 25.5 million shares of our common stock that it received to its common stockholders as soon as practicable following the initial closing. Prior to such distribution by TerreStar Corporation, these shares will be non-voting. TerreStar Corporation had the right to exchange its remaining limited partnership interests of MSV for shares of our non-voting common stock at a predefined ratio, which will be exchangeable for a like number of shares of our voting common stock upon the transfer in a sale by TerreStar Corporation in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 5% or more of our voting common stock. On February 12, 2007, TerreStar Corporation exercised its option to acquire 14.4 million shares of our non-voting common stock, in exchange for 5.1 million limited partnership interests in MSV. As a result, our ownership of MSV increased to 95%. On November 30, 2007, TerreStar Corporation exercised its option to acquire 4.4 million shares of our non-voting common stock, in exchange for its remaining interest in MSV, or 1.6 million limited partnership interests. As a result, our ownership of MSV increased to 99.3%.

BCE Exchange Transaction

On January 5, 2007, we acquired all of the equity interests in MSV and MSV GP owned by BCE through the purchase of its wholly-owned subsidiary TMI Delaware. In exchange for 8.0 million limited partnership interests in MSV and 740 shares of MSV GP, we issued 22.5 million shares of our non-voting common stock (the “BCE Exchange Transaction”). These shares of our non-voting common stock are exchangeable for a like number of shares of voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of our voting common stock. Substantially concurrently with the BCE Exchange Transaction, we issued 176,250 shares of common stock to Winchester Development LLC, a Delaware limited liability company beneficially owned by a former director of MSV. Such shares were issued in exchange for $0.4 million in cash and 50,226 limited partnership interests of MSV. This transaction, together with the BCE Exchange Transaction, resulted in our owning 81% of MSV and 100% of MSV GP.

Employees

As of December 31, 2007, SkyTerra and its consolidated subsidiaries had 167 employees. We believe our relationship with our employees is good, and none are represented by a union. Generally, our employees are retained on an at-will basis. We have entered into employment agreements with certain of our key employees. Certain of our employees have non-competition agreements that prohibit them from competing with us for various periods following termination of their employment.

Government Regulation

The mobile satellite communications business of MSV is subject to extensive government regulation in the United States and Canada. We are also subject to the securities laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally.

Overview

The operation of our satellite system and our development of a nationwide ATC network is subject in the United States to the rules and regulations of the FCC and in Canada to the rules and regulations of Industry Canada and, to a lesser extent, the Canadian Radio-television and Telecommunications Commission, or CRTC. The FCC acts under authority established by the Communications Act and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum. The FCC also ensures that communications devices comply with technical requirements for minimizing interference and human exposure to radio frequency emissions. Industry Canada acts pursuant to the Radiocommunication Act (Canada) and the Telecommunications Act (Canada). Industry Canada manages the use and allocation of radio spectrum in Canada through the issuance of radio and spectrum licenses. Our satellite system’s access to spectrum is in part also subject to treaty obligations of the United States and Canadian governments, including those contained in the International Radio Regulations of the International Telecommunication Union.

Beginning in January 2001, MSV filed the first ATC application and was a leader in the effort to demonstrate the public interest benefits of permitting substantial flexibility in the deployment and operation of ATC facilities. In 2003, the FCC in a bi-partisan, 5-0 decision adopted rules that permit MSV to provide broadband wireless service. MSV was then granted the first-ever ATC license in November 2004. In February 2005, the FCC followed its earlier decision with another 5-0 decision to further liberalize the technical and operational rules for ATC, enabling us to deploy a more competitive wireless broadband service. The Canadian government has adopted a similarly flexible regime for the provision of an integrated satellite terrestrial service.

Authority to Operate ATC in the United States

In February 2003, the FCC adopted a unanimous ATC Order, giving MSS operator’s broad authority to use their assigned spectrum to operate an ancillary terrestrial component and providing MSS operators with ability to deploy cell sites using the same spectrum authorized for satellite operations. In February 2005, the FCC, on another unanimous vote, adopted its ATC Reconsideration Order, which substantially relaxed the technical restrictions for ATC in the L-band. These decisions establish a set of preconditions (sometimes called “gating criteria”) and technical requirements for ATC operations, as well as an application process for an ATC license. With the February 2005 order, we believe MSV achieved a number of substantial, material improvements to the rules for ATC operations and, as such, gained the opportunity to deploy an ATC network with technical parameters substantially similar to those in other wireless bands, including the PCS spectrum band. The February 2005 order also gave us the opportunity to apply for certain additional flexibilities not permitted in some other wireless bands including the ability to pursue a TDD ATC configuration. The Cooperation Agreement (see Government Regulation—L-band Coordination) provides substantial additional flexibility.

Inmarsat asked the FCC to reconsider the ATC Reconsideration Order and requested the FCC to tighten the technical restrictions on L-band ATC base stations, further define the coordination obligations of L-band operators deploying ATC base stations, and limit the number of ATC terminals that can transmit simultaneously in the 1626.5-1645.5 and 1646.5-1660.5 MHz band. We opposed Inmarsat’s requests. Pursuant to the Cooperation Agreement (see Government Regulation - L-band Coordination) and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, Inmarsat has withdrawn this filing.

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

Spectrum availability, particularly in the L-band, is a function of not only how much spectrum is assigned to MSV by the FCC, but also the extent to which the same L-band frequencies are used by our and other satellite systems in the North American region, and the manner of such use. All spectrum use is required to be coordinated with other parties that are providing, or plan to provide, mobile satellite based communications in the same geographical region using the same spectrum.

On December 20, 2007, SkyTerra, MSV, MSV Canada, and Inmarsat entered into a Cooperation Agreement that includes coordination of the current and next generation satellites of the parties’ satellite systems and the MSV ATC system. Pursuant to the Cooperation Agreement and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, MSV has withdrawn all of its filings asking the FCC to refrain from authorizing access to Inmarsat’s new or relocated satellites and MSV’s interference complaints with the FCC regarding those satellites. MSV Canada has withdrawn its interference complaints to Industry Canada regarding these satellites and has requested that Industry Canada withdraw similar complaints that were filed by the government of Canada with the ITU and the administration of the United Kingdom. Similarly, Inmarsat has withdrawn its challenges to the ATC Order on Reconsideration, MSV’s ATC license, MSV’s pending license modification application, and the FCC’s determination that MSV met its initial milestones for its next generation satellites.

Under the 1999 SSA, spectrum is divided among the five L-band operators. In some cases, the spectrum assigned to the five operators is in broadband, contiguous frequency segments; in other cases, the spectrum is in narrow and non-contiguous frequency segments. As part of this assignment framework, MSV and MSV Canada have sufficient spectrum to deploy a variety of broadband wireless air interfaces including Wi-MAX, W-CDMA, CDMA EVDO and Flash-OFDM. The Cooperation Agreement provides MSV and MSV Canada access to wider and more contiguous frequency segments than the assignments that they currently have pursuant to the 1999 SSA. MSV and MSV Canada have been able to coordinate access to spectrum but additional coordination will enhance the contiguity of our spectrum. We believe it is unlikely that international coordination would result in a decrease of spectrum available to us. Other L-band MSS operators and their Administrations may have coordination goals that conflict with ours. While we believe we ultimately will achieve our coordination goals, there is no guarantee we will be able to do so.

Gating Criteria for ATC Operations

The gating criteria for ATC operations are intended to ensure that MSS spectrum continues to be used for satellite service. The primary requirements are:

•	continuous satellite coverage of all fifty states, Puerto Rico, and the United States Virgin Islands;

•	provision of a substantial commercial satellite service; and

•	an “integrated service” offering.

The requirement for an “integrated service offering” can be met if every user device the licensee makes available permits users to communicate both through the satellite system and through the terrestrial network. The FCC has also stated that uniform pricing of satellite and terrestrial service may satisfy the integration requirement.

The rules also require us to maintain a spare satellite on the ground within one year of commencing operations and to launch it into orbit during the next commercially reasonable launch window following a satellite failure. In 2007, the FCC granted our request for waiver of this requirement.

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

We have also agreed to comply with requirements on our user terminals and base stations that we negotiated with the Global Positioning Satellite (“GPS”) industry to provide additional protection to GPS receivers, beyond existing mandatory limits. Our compliance with these limits is a condition of our ATC license. All of our broadband wireless system designs take into account these requirements and specifications. We believe that they do not materially limit our network deployment or our ability to achieve our business plan.

We believe that the technical requirements imposed in the L-band as a result of the 2005 ATC Reconsideration Order provide us with substantial flexibility to deploy a broadband, integrated wireless system. With the unanimous February 2005 order, we believe MSV has achieved a number of substantial, material improvements to the technical requirements for ATC operations and has gained the ability to deploy an ATC network that is substantially similar to networks deployed in other wireless bands, including the PCS band. We believe MSV has also achieved certain additional flexibility not available to licensees in some other wireless bands, including the opportunity to pursue a TDD or an FDD ATC configuration and the opportunity to pursue one of the multitude of state-of-the-art 3G and 4G wireless air interfaces.

Current ATC License

In November 2004, the FCC’s International Bureau granted one of our wholly owned subsidiaries, Mobile Satellite Ventures Subsidiary LLC or MSV Sub, an ATC license. The Bureau granted MSV various waivers of, or variances from, the FCC’s rules, including authority to deploy ATC capable of supporting GSM, CDMA and WCDMA air interface protocols, to use a link-margin booster in conjunction with ATC terminals used with our current generation satellites, and to initiate ATC services without constructing a new satellite of the same design as the current generation in-orbit satellites to have as an on-ground spare.

The FCC permits ATC to be provided in the United States in conjunction with MSS satellites and spectrum that are licensed and coordinated by countries other than the United States, including by Canada. MSV’s ATC license in the United States permits MSV to provide ATC using the satellite and spectrum that are licensed to MSV using United States and Canadian coordination assignments. Inmarsat filed an Application for Review with the FCC regarding the Bureau’s decision granting MSV’s ATC license. Pursuant to the Cooperation Agreement (see Government Regulation - L-band Coordination) and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, Inmarsat has withdrawn this filing.

Pending ATC Modification Application

Because MSV’s current ATC license was granted prior to the ATC Reconsideration Order, it does not allow MSV to operate in accordance with the significantly relaxed technical restrictions adopted in the ATC Reconsideration Order. Accordingly, in November 2005, MSV filed an application to modify its ATC license to take advantage of these relaxed technical restrictions. Among other things, MSV is seeking authority to deploy ATC using a variety of additional air interfaces using the FDD and TDD protocols, other than GSM, CDMA and WCDMA as well as waivers of, or variances from, some of the Commission’s ATC rules. Inmarsat opposed our modification application. Pursuant to the Cooperation Agreement (see Government Regulation - L-band Coordination) and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, Inmarsat has withdrawn this filing. Until our modification application is granted, we must operate in accordance with the technical restrictions in MSV’s current ATC license. We expect to further amend the ATC application pursuant to the flexibility accorded in the Cooperation Agreement (see Government Regulation - L-band Coordination). Inmarsat has agreed to support this amendment.

Additional Regulatory Approvals Required

Before MSV can provide ATC on a commercial basis, MSV must receive additional regulatory approvals, such as an FCC blanket license for our user terminals, FCC certification for our user terminals and base stations, local zoning approval for base stations, and certification from State Public Utility Commissions in some states. Similar additional regulatory approvals are required for commencement of service in most other wireless and satellite bands, and we believe that we should be able to fulfill the conditions required for such regulatory approvals. We will also need to coordinate the operation of certain of our base stations with wireless operators, aeronautical telemetry stations, and SARSAT earth stations.

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

The license for MSAT-2 will expire in August 2010. We anticipate that the FCC will allow us to operate the satellite for its entire useful life if after the launch of MSV-1 we can identify a suitable orbit location to which MSAT-2 could be relocated. MSV also holds a number of earth station licenses to operate with MSAT-2 with varying expiration dates. We anticipate that these licenses will be renewed in due course.

L-band Service Links

The L-band satellite license allows us to operate our United States licensed satellite (MSAT-2) throughout a portion of the 1525-1544 and 1545-1559 MHz (space-to-Earth) and 1626.5-1645.5 and 1646.5-1660.5 MHz (Earth-to-space) band, up to at least 10 MHz x2 of United States coordinated spectrum. MSV’s original license gave MSV access only to what is known as the upper L-band, but the FCC modified the license in 2002 to allow us to access spectrum in both the upper and lower L-bands. In this decision, the FCC also reduced the amount of United States coordinated L-band spectrum MSV could use on MSAT-2 from 14 MHz x2 to 10 MHz x2. MSV has pending a Petition for Clarification and Partial Reconsideration of this decision asking the FCC to allow MSV to use 14 MHz x2 of United States coordinated L-band spectrum. MSV has also asked the FCC to clarify that the spectrum coordinated by Industry Canada for MSV Canada will not be attributed to MSV Sub. The FCC has not imposed any limit on the amount of spectrum that can be used by MSV Canada or MSAT-1.

Feeder Links

Feeder links are the frequencies that connect the satellites to large gateway earth stations that are typically interconnected with public networks or, in the case of large users, with private networks. MSV-1 is authorized to use Appendix 30B Ku-band frequencies for feeder links: 10.75-10.95 GHz and 11.2-11.45 GHz (downlink); and 12.75-13.25 GHz (uplink). We have submitted a modification application to revise the authorized technical parameters for MSV-1, including requesting authority to operate feeder link spot beams. This application is pending. MSV’s ability to deploy gateways in the future using Appendix 30B Ku-band frequencies with MSV’s current or next generation satellites may be limited. The FCC has a policy of limiting the number of gateways that can operate using these frequencies to facilitate sharing with terrestrial users. Moreover, in December 2003, the FCC issued a proposal pertaining to coordination procedures between new fixed earth stations in the Appendix 30B Ku-band and mobile Broadcast Auxiliary Services/Cable Television Relay Service (“BAS/CARS”) licensees that share the band. In this proceeding, the Society of Broadcast Engineers (“SBE”) has argued that it is not possible for an earth station using Appendix 30B Ku-band frequencies to protect mobile BAS/CARS operations in the band. As a solution, SBE proposed that the FCC restrict new earth stations using Appendix 30B Ku-band frequencies used for MSS systems to only areas outside 150 kilometers of the Top 100 TV markets. MSV has opposed SBE’s proposal.

TT&C

MSV also relies on access to certain frequencies to control satellite operation. MSAT-2 is authorized to operate using certain telemetry, transfer, and control (“TT&C”) frequencies in the standard Ku-band. SES Americom operates a satellite at the 101 º WL orbital location using standard Ku-band frequencies. MSV and SES have an agreement covering MSAT-2 that may require MSV to modify our operations or make certain payments to SES if MSV’s operations cause interference to those of SES. We do not anticipate any interference in the operations of MSAT-2 and those of SES. Further, it is not anticipated that this agreement will be required in connection with the operation of MSV-1 and MSV-2.

101 º WL Replacement Satellite

MSV Sub holds a license issued by the FCC to operate an L-band satellite, MSV-1, on a common carrier basis at the nominal 101 º WL orbital location to replace MSAT-2. The satellite is licensed to use up to 10 MHz x2 of United States coordinated L-band spectrum for service links and 500 MHz x2 of Appendix 30B Ku-band frequencies for feeder links, subject to successful coordination. MSV must comply with the following FCC milestones for this satellite:

•	enter into a binding non-contingent construction contract (May 26, 2006);

•	complete critical design review (May 26, 2007);

•	begin construction of the satellite (May 26, 2008); and

•	launch and operate the satellite (May 26, 2010).

Similar milestone requirements apply to most FCC satellite licensees. MSV has submitted to the FCC its binding non-contingent construction contract for MSV-1. In April 2006, the FCC’s International Bureau found that we met this initial milestone for the MSV-1 satellite. In May 2006, Inmarsat asked the International Bureau to reconsider its decision and to declare the license for MSV-1 null and void. Pursuant to the Cooperation Agreement (see Government Regulation - L-band Coordination) and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, Inmarsat has withdrawn this filing. If the FCC concludes that MSV has failed to satisfy this or any other milestone set forth in our license, the FCC may declare the license for MSV-1 null and void. In April 2007, MSV submitted a certification of compliance with the Critical Design Review milestone for MSV-1. In June 2007, the FCC determined that MSV met this milestone requirement. In June 2007, MSV submitted a certification of compliance with the Begin Physical Construction milestone for MSV-1. In August 2007, the FCC determined that MSV met this milestone requirement.

We have submitted a modification application to revise the authorized technical parameters for MSV-1, which is pending. We will need to apply for and receive approval from the FCC to the extent we seek to further modify the satellite parameters from those that we provided in the granted FCC application for MSV-1. We plan to coordinate this satellite with other North American L-band operators.

In January 2008, we filed an application to operate MSV-1 at 100.95 º WL, where MSAT-2 is currently located. There are presently five satellites operating at the nominal 101 º WL orbital location, including MSAT-2 at 100.95 º WL. We have received a request from a satellite operator to coordinate the co-location of another satellite at the 101 º WL orbital location. We cannot be sure that we will be able to do so without relocating MSAT-2 or decreasing its current station-keeping volume of +/- 0.05 degrees, both of which could negatively affect the technical operations of the satellite and our business operations. Additionally, we must coordinate the operation of MSV-1 at the 101 º WL orbital location prior to its launch and operation. In February 2008, we reached an agreement with all the satellite operators at the nominal 101 º WL orbital location for the operation of MSAT-2 and

MSV-1 at 101.3 º WL, and we will be submitting FCC applications necessary for such operations. If the applications are not granted or we are required to operate with a smaller station-keeping volume or at a different orbital location, the technical operations of the satellite and our future business operations may be negatively affected. We have also filed through Bermuda and the United Kingdom, an ITU notification for a new orbital location 42° EL, in which to move one of the MSATs and also launch a next-generation satellite.

L-Band Satellite to Serve South America

One of MSV’s subsidiaries held a license issued by the FCC to operate an L-band satellite, MSV-SA, at the 63.5o WL orbital location to provide MSS on a common carrier basis to South America. This subsidiary has surrendered the license for the satellite.

Other General Regulatory Issues

MSV’s operation of an integrated satellite and ATC system in the L-band is subject to certain regulations in the United States and Canada. MSV is regulated to varying degrees at the federal, state (provincial in Canada), and local levels in both the United States and Canada. Various legislative and regulatory proposals under consideration from time to time by the United States Congress, Canadian Parliament, the FCC and Industry Canada have in the past materially affected and may in the future materially affect the telecommunications industry in general, and our wireless business and that of potential customers in particular. The following is a summary of significant laws, regulations and policies affecting the operation of our business. In addition, many aspects of regulation at the federal, state and local level currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal, or adopt new laws and administrative regulations and policies.

MSV operates pursuant to various licenses granted by the FCC and Industry Canada. As a matter of general regulation by the FCC and Industry Canada, we are subject to, among other things, payment of regulatory fees and restrictions on the level of radio frequency emissions of our system’s satellites, user terminals, and base stations, just like other licensees. Any of these regulations may have an adverse impact on the conduct of our business.

Transfers of Control—FCC

The Communications Act and the FCC’s rules require that we obtain the consent of the FCC prior to any change in the legal or actual control of the Company, MSV or over the spectrum for which we are licensed. Traditionally, the FCC has determined whether a licensee retains actual control on a case-by-case basis by considering the following factors, among others:

•	use of facilities and equipment;

•	control of daily operations;

•	control and execution of policy decisions, such as preparation and filing of applications with the Commission;

•	control of hiring, supervision, and dismissal of personnel;

•	control over membership of a corporate Board of Directors;

•	control of payment of financial obligations, including expenses arising out of operation; and

•	receipt of monies and profits from the operations of the facilities.

Just like other licensees, our ability to enter into funding or partnering arrangements may be limited by the requirement that we maintain actual control of the spectrum for which we are licensed. There is no assurance that present or future shareholders have not acquired or will not acquire additional shares in the Company, or that such persons or entities have not or will not take actions which may be viewed as evidence of exercising control over the Company or MSV. If we are found to have relinquished actual control without approval from the FCC, we may be subject to fines, forfeitures, or revocation of our licenses.

Common Carrier Regulation by the FCC

The license for our MSV-1 satellite requires us to offer L-band satellite capacity on a common carrier basis. As such, we must offer service at just and reasonable rates on a first-come, first served basis, without any unjust or unreasonable discrimination, and we are subject to the FCC’s complaint processes. We have pending with the FCC an application to modify our license for MSV-1 to be regulated on a private (non-common) carrier with respect to our satellite capacity on MSV-1. The FCC has granted a similar application we filed earlier to request private (non-common) carrier status with respect to MSAT-2.

MSV is regulated as a common carrier to the extent we provide service directly to end users for profit and for interconnection with the public switched telephone network. The FCC has forborne from applying numerous common carrier provisions of the Communications Act to wireless carriers. In particular, we are not subject to traditional public utility rate-of-return regulation and we are not required to file tariffs with the FCC.

Universal Service Fund—FCC

As a provider of interstate telecommunications services, and as is any other interstate telecommunications services provider, MSV is required to contribute to the FCC’s universal service fund, which supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. Under the FCC’s current rules, MSV is required to contribute a percentage of the end-user telecommunications revenues it derives from the retail sale of interstate telecommunications services. Currently excluded from a carrier’s universal service contribution base are end-user revenues derived from the sale of information and other non-telecommunications services and wholesale revenues derived from the sale of telecommunications. Current rules also do not require that MSV imputes to its contribution base retail revenues derived when MSV uses its own transmission facilities to provide a service that includes both information service and telecommunications components. The FCC is currently conducting a proceeding which may reform the USF contribution methodology. There can be no assurances that the FCC will retain the exclusions described herein or its current policy regarding the scope of a carrier’s contribution base. We may also be required to contribute to state universal service programs.

In a separate proceeding related to USF, the Commission is considering whether a telecommunications service provided over satellite facilities should be eligible for high cost universal service support. An adverse decision could affect our ability and the ability of our potential customers to offer certain services.

Customer Proprietary Network Information (“CPNI”)

As is any other telecommunications services provider, we are subject to FCC regulations requiring us to protect CPNI. The FCC has recently begun to audit compliance with CPNI regulations. While we believe we are in compliance with these regulations, there can be no guarantee that the FCC will not conclude otherwise, in which case we could be subject to fines or other penalties. In addition, existing and contemplated CPNI rules could impose significant new costs on us.

Communications Assistance for Law Enforcement Act (“CALEA”)

Where CALEA applies, we must ensure that United States law enforcement agencies can intercept certain communications transmitted over our networks as is required from any other telecommunications services provider. We also must ensure that law enforcement agencies are able to access certain call-identifying information relating to communications over our networks. MSV has entered into an agreement with the Federal Bureau of Investigation, Department of Justice, and Department of Homeland Security regarding United States law enforcement agency access to our network. We may need to modify this agreement for our next generation integrated network. There is no guarantee that we will be able to meet CALEA requirements and United States law enforcement agency demands without expense and impact on our network deployment plans. In addition, CALEA requirements could affect the ability of our potential customers to offer applications via our hybrid system. MSV is required to comply with similar lawful access rules in Canada as a condition of our authorizations from Industry Canada.

Foreign Ownership

The Communications Act restricts the foreign ownership of common carrier radio licenses, which includes our next generation L-band satellite, earth station, and ATC licenses: (1) the license may not be held by a corporation of which more than 20% of the capital stock is directly owned of record or voted by non-U.S. citizens or entities or their representatives and (2) the license may not be held by a corporation controlled by another corporation (“indirect ownership”) if more than 25% of the controlling corporation’s capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, if the FCC finds that the public interest would be served by the refusal or revocation of such licenses. With the implementation of the Basic Telecommunications Agreement, which was negotiated under the auspices of the World Trade Organization (“WTO”), the FCC presumes that indirect ownership interests in FCC licensees in excess of 25% by non-U.S. citizens or entities from WTO-member countries will serve the public interest. In a September 2006 decision, the FCC granted MSV authority to slightly exceed the 25% indirect foreign ownership limit. To comply with the amount of indirect foreign ownership approved by the FCC, we must monitor the extent to which our stock is owned or voted by non-U.S. citizens. The foreign ownership restrictions limit our ability to be owned by non-U.S. citizens absent prior FCC approval. Exceeding the amount of foreign ownership approved by the FCC in the September 2006 decision without securing prior approval from the FCC may subject MSV to fines, forfeitures, or revocation of our FCC licenses. In March 2007, we filed a Petition for Declaratory Ruling with the FCC seeking approval for the Company’s current level of indirect foreign ownership. In October 2007, we provided additional information in response to the FCC’s request for further ownership information regarding certain investors, and on November 6 and 26, 2007, we amended that filing. On January 25 and 29, 2008 we further amended our filing to provide updated ownership information and to respond to informal staff requests. On January 11, 2008, Harbinger Capital Partners Master Fund I, Ltd., and Harbinger Capital Partners Special Situation Fund, L.P.,(collectively, “Harbinger”) tendered a petition to the FCC seeking expedited action on a declaratory ruling to permit Harbinger to raise their interest in the Company through open market share acquisitions to a level in excess of that previously approved by the FCC. That petition was amended on January 16, 2008, and MSV and the Company joined in the petition in a further amendment submitted on January 17, 2008. On January 29, 2008, Harbinger tendered to the FCC a petition seeking permanent authority to make the level of acquisitions specified in their January 11 petition. We have no assurance that the FCC will approve the levels of foreign ownership proposed in any of these filings. There is also no assurance that foreign persons or entities have not acquired or will not acquire additional shares in the Company that may result in our exceeding the level of foreign ownership approved by the FCC.

Priority and Preemptive Access

MSV’s operations in the L-band are required by the FCC and Industry Canada to be capable of providing priority and preemptive access for Aeronautical Mobile Satellite (Route) Service traffic in the upper L-band and for Global Maritime Distress and Safety Service traffic in the lower L-band. If we are unable to meet these requirements, the FCC or Industry Canada could authorize and give priority spectrum access to one or more additional satellite systems in the L band that meet the specified requirements.

Enhanced 911 (“E911”) Service

The FCC is currently studying the feasibility of requiring MSS providers to offer E911, including the ability to automatically locate the position of all transmitting user terminals. MSV has not traditionally supported automatic location information with its current generation L-band satellite system. Further, like all commercial mobile wireless service providers, we will be required to offer E911 services on our terrestrial component. We are currently exploring the design and implementation of systems required supporting automatic location information with our current and next generation L-band system and ATC operations without adding to the cost of our mobile equipment or reconfiguring our communications ground segment software. Moreover, there can no be assurance that we can meet any E911 requirement for our next generation integrated network without cost or impact to our network deployment.

Hearing Aid Compatibility(“HAC”)

The FCC is currently studying the feasibility of requiring providers of MSS (including ATC operations) to offer mobile handsets that are compatible with hearing aids. There can no be assurance that hearing aid compatibility requirements will not be imposed on existing or future MSS or ATC handsets, or that compliance with such requirements can be done without cost or impact to our network deployment.

700 MHz Proceeding

In an order issued August 10, 2007, establishing rules governing wireless licensees in the 700 MHz band, for which auctions are to be held in early 2008, the FCC required that the 700 MHz D Block licensee make available to public safety users at least one handset that includes a seamlessly integrated satellite solution. That handset must be capable of operating both on the 700 MHz public safety spectrum and on the satellite frequency bands and/or systems of the satellite service providers with which the Public Safety Broadband Licensee has contracted for satellite service. We cannot predict what impact this decision or results of the auction may have on our business.

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

MSV Canada is authorized by Industry Canada to operate the MSAT-1 satellite at the 106.5 º WL orbital location for the purposes of providing MSS in Canada. The MSAT-1 satellite will remain in this orbital position until 2010, at which point in time we intend to move it to a new orbital position.

Spectrum is coordinated for the MSAT-1 satellite by Industry Canada pursuant to the Mexico City MOU and this coordination is subject to the same policies and procedures as described above for the MSAT-2 satellite. On December 20, 2007, the MSV Parties and Inmarsat entered into a Cooperation Agreement that includes coordination of the current and next generation satellites of the parties’ satellite systems and the MSV ATC system. Pursuant to the Cooperation Agreement and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, MSV Canada has withdrawn all of its filings asking Industry Canada to refrain from authorizing access to Inmarsat’s new or relocated satellites. MSV Canada has also withdrawn its interference complaints to Industry Canada regarding these satellites and has requested that Industry Canada withdraw similar complaints that were filed by the government of Canada with the ITU and the administration of the United Kingdom.

Approval in Principle for MSV-2 Satellite

On April 5, 2005, Industry Canada issued an approval in principle to MSV Canada to operate the MSV-2 satellite at the 107.3 º WL orbital position. This approval in principle requires MSV Canada to meet three important milestones:

•	submission of final design specifications for the MSV-2 satellite for Industry Canada approval by December 15, 2006, which occurred on July 5, 2006;

•	signature of contracts for the construction and launch of the MSV-2 satellite by March 15, 2007 which occurred on February 22, 2007 and is subject to Industry Canada confirmation; and

•	placement of the MSV-2 satellite into its assigned orbital position by March 31, 2011.

We anticipate that MSV Canada will likely satisfy its remaining milestone requirement on or before the March 31, 2011 milestone deadline. Consistent with Industry Canada’s policies for the licensing of MSS operators, MSV Canada’s approval in principle from Industry Canada also requires it to make fair and reasonable efforts to provide MSS to all regions of Canada and to provide service to public institutions that would benefit Canadians to an amount reflecting 2% of its adjusted gross revenues from the lifetime operation of the satellite.

Authority to Operate ATC in Canada

In May 2004, the Canadian government adopted a policy allowing authorized MSS operators in the L-band, S-band, and Big LEO bands to provide ATC on a no-protection, non-interference basis. The Canadian ATC policy contains gating criteria similar to those of the FCC and requires, among other things, that a service provider’s ATC network be operated as an integral and indefeasible part of an MSS service and that the spectrum it uses for ATC service does not constrain the growth of MSS service offerings. Industry Canada has stated that it intends to develop other technical and operational details applicable to ATC systems in future Radio Standard Specifications and Standard Radio System Plans and Radio Standards Specifications. Industry Canada has also stated that it intends to establish license fees for ATC operators through a separate process. MSV Canada has filed an ATC application with Industry Canada, but it does not yet have authority to operate ATC in Canada. MSV Canada will apply to amend its ATC application to Industry Canada pursuant to the flexibility contemplated in the Cooperation Agreement (see Government Regulation - L-band Coordination). Inmarsat has agreed to support this amendment.

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

The CRTC has the discretionary power to forbear from exercising certain of its regulatory powers over Canadian carriers where it finds that a telecommunications service or class of services is, or will be, subject to competition sufficient to protect the interests of users. Some Canadian carriers, such as the incumbent local exchange carriers, are classified by the CRTC as “dominant” in the provision of certain services because of their market power and control over the supply of local telephone services and certain other services. Carriers classified as “non-dominant” by the CRTC are subject to less regulation than dominant carriers and include mobile wireless providers, such as MSV Canada, facilities based long distance providers, and competitive local exchange carriers.

Canada’s Universal Service or “Contribution” Regime

The CRTC has established a revenue based regime for the payment of “contribution.” (Contribution payments are used, in effect, to subsidize local telephone services in high-cost areas of Canada.) Under this regime, all telecommunications service providers (“TSPs”) are required to pay contribution based on a percentage (a rate of 0.94% was applied by the CRTC for 2007 and renewed at this level on an interim basis for 2008) of their total “contribution eligible revenues” for the previous year—that is, their total Canadian telecommunications service revenues (“CTSR”), less certain permitted deductions. These permitted deductions include revenues generated from the sale or rental of terminal equipment, revenues from paging services and inter carrier payments for services purchased from other telecommunications service providers. The CRTC has established a minimum revenue threshold that will trigger the obligation to pay contribution. If the annual CTSR of a TSP and all of its affiliates are less than Cdn $10.0 million, then contribution is not payable in the following year.

International Licensing Regime

Under the Telecommunications Act (Canada), all providers of basic international telecommunications services in Canada are required to hold and keep current a basic international telecommunications service license issued by the CRTC. The CRTC has the authority to suspend or revoke an international telecommunications service license if it believes that the licensee has contravened the Telecommunications Act (Canada), the regulations there under or any condition of its license. Both MSV Canada and MSV Corp. hold valid international licenses from the CRTC.

Available Information

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information in the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at http://www.sec.gov. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are also available free of charge through our internet website at http://www.skyterracom.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Financial Information

For additional financial information refer to the consolidated financial statements and related notes thereto included in Item 15 of this Form 10-K.

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

Risks Associated with Our Next Generation Business Plan

We need substantial additional financing to develop and construct our next generation integrated network, however such financing might not be available or may be restricted under the terms of our existing financings.

We have estimated that the remaining cost to develop and construct the two satellite components of our integrated network in the United States and Canada, including the costs of the satellites, their launch, launch insurance and associated ground segment will be significant, and are significantly more than our currently available resources. In addition, we will require significant funds to construct the terrestrial component of our network. We plan to pursue, with a partner, a top 50 market terrestrial footprint and have estimated that the total deployment of the terrestrial portion of our network could be a multi-billion dollar undertaking depending on the choice of air interface technology, the scope of the terrestrial build within each market and the targeted service offering (limited mobile, portable or fully mobile).

Our costs could be greater than our current estimates. For example, if we elect to defer payments under our satellite construction contract, and/or if we exercise certain options to buy additional satellites or other equipment or services, our costs for the satellite component of our network will increase, possibly significantly. The cost to develop devices could be greater, perhaps significantly, than our current estimates, depending on our ability to attract distribution partners in both the satellite and terrestrial spaces. Also, the cost to build the terrestrial component of the network could be greater, perhaps significantly, than our current estimates, depending on changing costs of supplies, market conditions, and other factors over which we will have no control.

Our projections assume that a portion of the remaining costs associated with constructing the satellite and terrestrial components of our next generation integrated network will be borne in part by one or more technology and strategic partners. If we are not able to enter into agreements with third parties to cover such costs, or if such funding sources are not able to cover such costs, our funding requirements will be significantly greater than we currently anticipate. We have not entered into any such agreements, and entering into such agreements in the future is not assured.

In addition, a delay in our selection of a satellite air interface technology could result in a reduction in our near-term revenue projections, which would increase our overall financing need. Likewise, selection of an air interface technology that is not consistent with the strategic plans of potential telecommunications partners could adversely affect our ability to attract strategic capital and partnerships.

We may raise future funds by selling debt and equity securities, by obtaining loans or other credit lines from banks or other financial institutions. The type, timing and terms of financing we may select will depend upon our cash needs, the availability of other financing sources, the prevailing conditions in the financial markets and the restrictions contained in our current and any future indebtedness. The terms of our current indebtedness include significant limitations on additional debt, including amount, terms, access to security, duration, among other factors, and impose limitations on the structure of strategic transactions.

Currently, there is little activity in our equity securities, which limits our ability to raise funding through public equity issuances. Events beyond our control could negatively impact our ability to access the capital markets. Recent turmoil in the United States credit markets caused by downgrades in mortgage-backed securities has made raising capital more challenging. The potential for a weakening economy in the United States also has made raising capital more challenging and could have a negative impact on our ability to fund our operations.

The sale of our 11.2% ownership stake in TerreStar Networks represents a potential source of capital. Given recent capital market volatility and the overall decline in the stock price of its parent, TerreStar Corporation, the ability to sell our ownership stake in TerreStar Networks, on favorable terms, if at all, is not assured.

If we fail to obtain necessary financing on a timely basis, our satellite construction, launch, or other events necessary to conduct our business could be materially delayed, or our costs could materially increase; we could default on our commitments to our satellite construction or launch contractors, creditors or other third parties, leading to termination of construction or inability to launch our satellites; we may not be able to launch our next generation integrated network as planned and may have to discontinue operations or seek a purchaser for MSV’s business or assets. MSV could lose its FCC or Industry Canada licenses or its international rights if it fails to achieve required performance milestones.

Our substantial debt obligations could impair our liquidity and financial condition.

We are a highly leveraged company. At December 31, 2007, we had approximately $589 million of long-term debt. Our ability to make payments on our debt and to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future. Net cash used in operations in 2007 was $24 million and capital expenditures were approximately $240 million.

Our substantial indebtedness and debt service obligations could have important consequences, including the following:

•	limiting our ability to borrow money or sell stock to fund working capital, capital expenditures, debt service requirements or other purposes;

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•

limiting our flexibility in planning for, or reacting to, changes in our business or the industry; reducing the amount of cash available for other purposes by requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness; and

•	placing us at a competitive disadvantage to many of our competitors who are less leveraged than we are.

In March 2006, MSV issued Senior Secured Discount Notes with an aggregate principal amount of $750 million at maturity, and generated gross proceeds of $436 million. Interest on the notes will accrete from the issue date at a rate of 14.0% per annum, until they reach full principal amount at April 1, 2010 (the “Senior Secured Discount Notes”). Following April 1, 2010, interest will be payable semi-annually in arrears in cash at a rate of 14% per annum, with the first such payment being due on October 1, 2010. The Senior Secured Discount Notes will mature on April 1, 2013. The Senior Secured Discount Notes are secured by substantially all of our and our subsidiaries’ assets.

In January 2008, MSV issued notes to Harbinger, in an aggregate principal amount of $150 million (the “Harbinger Notes”). The Harbinger Notes bear interest at a rate of 16.5%, payable in cash or in-kind, at MSV’s option until December 15, 2011, and thereafter payable in cash. The Harbinger Notes mature on May 1, 2013.

If we are successful in raising additional financing, a significant portion of future financing may consist of debt securities. As a result, we may be even more highly leveraged. If additional funds are raised through the incurrence of indebtedness, we may incur significant interest charges and become subject to various restrictions and covenants that could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities.

The market for our planned service is new and unproven and the success of our next generation business will depend on market acceptance.

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

If we cannot gain market acceptance for our planned products and services, our business will be significantly harmed. We have made, and will continue to make, significant capital investments to generate demand for MSV’s services. Accordingly, any material miscalculation with respect to our operating strategy or business plan will harm our business.

We will depend on one or more third parties to incorporate our next generation technology into their consumer offerings, and such third parties may not be successful or effective in their use of our next generation technology.

We do not plan to manufacture or sell next generation end-user devices to consumers. The success of our network will depend on partnerships with third parties that incorporate our next generation technology into their service and product offerings. In particular, we will not produce next generation wireless devices for sale to wireless consumers but instead will need to work with our future, not yet identified partners and customers to apply our next generation technology to standard wireless devices that they in turn market. If these future partners are not successful in incorporating our next generation technology or marketing devices compatible with our network, our revenues would be less than expected, and our business would suffer.

We will depend on one or more third party contractors to construct the terrestrial base station component of our next generation integrated network.

We currently plan to contract with one or more third parties to construct the terrestrial component of our next generation integrated network. Our success in implementing our next generation integrated network and in penetrating our targeted vertical markets will depend, to a large extent, on the efforts of these third party vendors.

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

Failure to develop and supply end-user devices to customers in a timely manner will negatively impact our revenues.

We will rely on third party manufacturers and their distributors to manufacture and distribute next generation devices. Next generation devices are not yet available, and we and third party vendors may be unable to develop and produce enough affordable next generation devices in a timely manner to permit the widespread introduction of service. If we, our customers or our manufacturers fail to develop devices that are available for timely commercial sale at affordable prices, the launch of our next generation service would be delayed, our revenues would be less than expected, and our business would suffer. Furthermore, progress by these third-parties may be hindered by our strategic decisions or determinations to delay selections, with respect to technologies for various aspects of the network and end-user products, some of which may depend upon or be modified based on strategic partnerships that have not yet been entered into. Delays in those decisions will have a direct impact on the time to market for our next-generation services, our transition plans for current customers and our revenues.

Our current customers may migrate away from our service in advance of our termination of existing service. Our current customers may not migrate to our next generation devices and services.

To fully transition to our next generation services, all current revenue generating services may terminate in the future. We currently expect all current revenue generating services to terminate in 2011. We may modify this expectation to an earlier date, or later date, in the future. In advance of termination of current services, our customers may migrate away from our current and future services. Upon termination of service our customers will be forced to select new services, including our next generation services. There is no assurance that our next generation services will be selected by our customers.

Our integrated wireless network will depend on the development and integration of complex technologies in a satellite configuration that might not work.

Our next generation integrated network will require new applications of existing technology, complex integration of different technologies and the development of new technologies. We will have to integrate a number of sophisticated satellite and other wireless technologies that typically have not been integrated in the past, and some of which are not yet fully developed, before we can begin offering our next generation service. In order for our service to be received by traditional consumer devices, additional components and software will need to be added to such devices to adjust for the L-band frequencies as well as satellite communications. Although we intend to test the components of our next generation integrated network, we cannot confirm the ability of the system to function until we have deployed a substantial portion of our next generation integrated network.

There could also be delays in the planned development, integration and operation of the components of our next generation integrated network. If the technological integration of our next generation integrated network is not completed in a timely and effective manner, our business would be harmed. In our next generation integrated network, we will seek to develop and deploy network management techniques so that mobile devices used on our network will be able to seamlessly transition between satellite mode and terrestrial mode. MSV has stated that it intends to develop such techniques primarily by adapting existing techniques used in PCS/cellular systems and digital/analog systems. However, such techniques have not been deployed before in a combined satellite/terrestrial two-way mobile communications system, and there can be no assurances that we will be successful in developing such techniques or deploying them in its next generation integrated network in a cost effective or timely manner. If we are not able to develop or deploy such techniques, mobile devices used on our network may not be able to seamlessly transition between satellite and terrestrial modes, and this may make our next generation integrated network less attractive to potential partners and end-user customers.

Our next generation satellites are subject to possible construction and delivery delays, the occurrence of which could materially and adversely affect our business.

Our next generation satellites are subject to possible construction and delivery delays. The manufacture of such satellites is technically complex, and delays could result from a variety of causes. Such causes could include failure of third-party vendors to perform as anticipated and changes in the technical specifications of the satellite, including increases in weight or mass that could limit our ability to utilize our primary launch alternative resulting in delays if our alternative provider does not have schedule availability during our desired launch window. Alternatively, such changes to technical specifications could limit our ability to move to an alternate launch provider if our primary provider experiences material schedule delays.

There can be no assurance that delivery of our next generation satellites will be timely, which may hinder the introduction of our planned next generation integrated network. Any delay could also make it more difficult for us to secure desired distribution partnerships.

During any period of delay, we would continue to have significant cash requirements that could materially increase the aggregate amount of funding MSV needs. We may not be able to obtain additional financing on favorable terms, or at all, during periods of delay. A delay could also require rescheduling of the anticipated launch date, and another launch slot may not be available within a reasonable period of time. In addition, a delay in satellite system operations could also result in revocation of our regulatory approvals and our international rights.

Our satellites could be damaged or destroyed during launch or deployment, fail to achieve their designated orbital location after launch or experience significant launch delays.

A percentage of satellites never become operational because of, among other factors, launch failure, satellite destruction or damage during launch, improper orbital placement and/or the failure of antennas to fully deploy. Launch failure rates vary depending on the particular launch vehicle and contractor. Even launch vehicles with good track records experience some launch failures, and there can be no assurance that we will be able to launch our satellites on vehicles with higher success rates. If one or more launches or deployments fail, we will suffer significant delays that will be damaging to our business, we will incur significant additional costs associated with the failed launches, and our revenue generating activities will be delayed. We cannot assure you that our satellite launches or deployments will be successful. The deployment of large antennas, such as the antennas on our next generation satellites, which are larger than most commercial satellites, pose additional risks during deployment. Even if launched into orbit, a satellite may fail to enter into its designated orbital location, or we may use more fuel than planned to place a satellite into its orbital location and, as a result, may reduce the overall useful life of the satellite. In addition, a delay in satellite system operations could also result in revocation of our regulatory approvals and our international rights.

Satellites have a limited useful life and premature failure of our satellites could damage our business.

During and after their launch, all satellites are subject to equipment failures, malfunctions and other problems. If one of our satellites were to fail prematurely, it likely would affect the quality of our service, substantially delay the commencement or interrupt the continuation of our service and harm our business and could impact our licenses. This harm to our business would continue until we either extend service to our customers on another satellite or build and launch additional satellites. Each of the MSAT-1 and MSAT-2 satellites has in the past experienced malfunctions and neither operates at full capacity. Our satellites could experience future malfunctions at any time, which could damage their ability to serve our customers, harm our reputation in the marketplace, reduce the expected useful life of the satellites and possibly adversely affect our government approvals. There can be no assurance that our existing satellites will remain operational until such time as we launch our next generation satellites. Any gap could have a material adverse effect on our business and could result in the loss of licenses.

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

Limitations on our spectrum and services are included in current arrangements with partners and further limitations may be included in future arrangements with these and other partners.

Our arrangements with partners may constrain the quantity and type of current-generation devices that can be supported in the future. As a result, our current customers could be forced to transition to next-generation devices or terminate service with us, negatively impacting our revenues. Our arrangements with partners may place limits on the amount of spectrum available for next-generation satellite services that may negatively impact our revenues. Interference standards and frequency plans that could result from future arrangements with partners could adversely impact capacity on our next generation satellites, negatively impacting our revenues.

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

Delays in deployment of our terrestrial network due to limited tower availability, local zoning approvals or adequate telecommunications transport capacity would negatively impact our revenues.

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

Since our planned terrestrial network will be attached to buildings, towers and other structures around the country, an earthquake, tornado, flood or other catastrophic event or other man-made disaster or vandalism could damage our network, interrupt our service and harm our business in the affected area. We will not have replacement or fully redundant facilities that can be used to assume the functions of our terrestrial network in the event of a catastrophic event. Any damage to our terrestrial network would likely result in degradation of our service for some subscribers and could result in complete loss of service in some affected areas. Temporary disruptions could also damage our reputation and the demand for our services.

We may be unable to achieve our business and financial objectives because the communications industry is highly competitive.

In seeking market acceptance for our next generation services, we will encounter competition from many sources, including:

•	existing satellite services from other operators;

•	conventional terrestrial wireless services;

•	traditional wireline voice and high-speed data offerings;

•	terrestrial land-mobile and fixed services; and

•	next generation integrated services that may be offered in the future by other networks operating in the S-band, L-band or Big LEO band.

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

We may also face competition from companies using new technologies and new integrated networks in the future. For instance, the FCC has authorized ICO and TMI Communications to use radio frequencies for mobile satellite services within the S-band. TMI Communications transferred its FCC S-band authorization to TerreStar Networks and its Industry Canada S-band authorization to TerreStar Networks (Canada) Inc or TerreStar Canada. Although these potential competitors currently have no operations in this band, they are planning to launch integrated networks similar to those envisioned by us. Through MSV’s subsidiary, ATC Technologies LLC, MSV has also granted TerreStar a license to use MSV’s intellectual property for the development of TerreStar’s network. TerreStar and ICO have announced plans to launch S-band satellites in November 2008 and March 2008, respectively, both in advance of the estimated launches of MSV’s satellites. Additionally both TerreStar and ICO submitted applications for ATC authority in 2007. Failure to offer next generation integrated services that compete effectively with potential competitors such as TerreStar and ICO would have an adverse impact on our revenues, profitability and liquidity. We will also face competition with respect to entering into strategic partnerships.

We and our partners must continue to identify, develop and market innovative products or enhance existing products on a timely basis to maintain our profit margins and our competitive position.

Our future growth may depend on our ability to gauge the direction of commercial and technological progress in key markets and on our ability to fund and successfully develop and market products. Our competitors may have access to technologies not available to us, which may enable them to provide communications services of greater interest to end users, or at a more competitive cost. We may not be able to develop new products or technology, either alone or with third parties, or license any additional necessary intellectual property rights from third parties on a commercially competitive basis. The satellite and wireless industries are both characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we or our partners are unable to keep pace with these changes, our business may be unsuccessful. Products using new technologies, or emerging industry standards, could make our technologies obsolete. If we or our partners fail to keep pace with the evolving technological innovations in our markets on a competitive basis, our financial condition and results of operation could be adversely affected.

Demand for our services may not grow or be accepted in particular geographic markets, for particular types of services, or during particular time periods. A lack of demand could adversely affect our ability to sell our services, enter into strategic partnerships or develop and successfully market new services. In addition, demand patterns shift over time, and consumer preferences may not favor the services we plan to offer.

An economic downturn or changes in consumer spending could negatively affect our results of operations and our access to capital.

We expect the primary consumer of our next generation services will be customers of our distribution partners and customers within certain vertical markets (for example, public safety, fleet management and consumer telematics). In the event that the United States or Canada experience an economic downturn or spending by end customers drops, our business may be negatively affected.

We may not be able to protect our proprietary information and intellectual property rights, which could limit the growth of our business and impact our ability to compete.

As of February 4, 2008, MSV has filed more than 300 patent applications (each application being filed in the United States and in several countries abroad), is the owner of 90 issued U.S. and numerous foreign patents covering the fundamental principles of our next generation integrated technology. There is no assurance that the patents for which MSV has applied will be issued or, if issued, will be sufficient to fully protect our technology. In addition, there can be no assurance that any patents issued or licensed to MSV will not be challenged, invalidated or circumvented.

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

If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in substantial costs and diversion of our resources and our management’s attention and could have material adverse effect on our financial condition and results of operations, regardless of the final outcome of such legal action. Despite our efforts to safeguard and maintain our intellectual property rights, there can be no assurance that we will be successful in doing so or that our competitors will not independently develop or patent technologies equivalent or superior to our technologies. A failure to protect, defend or enforce our intellectual property rights could have an adverse effect on our business, financial condition and results of operations. MSV has stated that it believes that third parties may infringe upon its intellectual property now and in the future.

Third parties may claim that our products or services infringe their intellectual property rights, which may cause us to pay unexpected litigation costs or damages, or prevent us from making, using, or selling our products.

Other parties may have patents or pending patent applications relating to integrated wireless technology that may later mature into patents. Although we do not intend to, we may infringe on the intellectual property rights of others. Such parties may bring suit against us for patent or other infringement of intellectual property rights. If our products or services are found to infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from those parties or substantially re-engineer our products or processes in order to avoid infringement.

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

Our success depends, in large part, upon the continuing contributions of our key technical, marketing, sales and management personnel. We generally do not enter into employment agreements with our employees for fixed terms and do not maintain “key-executive” insurance on any of our employees. The loss of the services of several key employees within a short period of time could harm our business and our future prospects. Our future success will also depend on our ability to attract and retain additional management and technical personnel required in connection with the growth and development of our business. Competition for such personnel is intense, and if we fail to retain or attract such personnel our business could suffer. We have entered into arrangements with certain executives which provide for payments upon a change of control, as defined in those agreements.

Regulatory Risks Associated with Us

We may not be able to coordinate successfully with other L-band satellite system operators to access and use the full amount of L-band spectrum we currently believe we will be able to utilize.

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

Since MSV’s system became operational in 1996, its spectrum access in North America has been governed by a multi-lateral agreement referred to as the Mexico City Memorandum of Understanding (“Mexico City MoU”) and by bilateral agreements. Five national administrations, the United States, Canada, Mexico, Russia and the United Kingdom, are party to the Mexico City MoU. We operate our satellites under the auspices of the United States and Canada. Accordingly, we must coordinate with operators and their administrations to operate in the L-band and to reconfigure the L-band. Since 1999, there has been no new, comprehensive, spectrum sharing agreement among all the satellite system operators represented by the five administrations and we have not completed coordination of our new satellites. Our recent agreement with Inmarsat, to the extent it is accepted by our Administrations, is a significant step to completing the coordination of our new satellites, providing substantial spectrum access, and creating additional flexibility for ancillary terrestrial operations. At the same time, the agreement with Inmarsat includes certain limitations on our system operations in order to facilitate spectrum reuse by Inmarsat; these limitations may have an adverse impact on the extent that we are technically able to provide certain satellite and terrestrial services and, as a result, the revenues we are able to generate from those services. Approval of other administrations is also required before coordination is complete.

Additionally, the initial international frequency coordination of our system was done for narrowband services and air interfaces. Newer broadband services and air interfaces require larger blocks of contiguous spectrum. While some of our L-band spectrum is already in sufficiently large contiguous blocks to permit the offering of such new formats, we are trying to increase the extent to which our spectrum is contiguous. Our recent agreement with Inmarsat, to the extent it is accepted by our Administrations, is a significant step in the process of rebanding to provide for additional contiguity. We would obtain further, substantial benefit from successful negotiations with the Mexican operator and Administration to further reconfigure the L-band spectrum. In the absence of an arrangement with the Mexican operator and Administration, we may pursue other means of further reconfiguring the L-band spectrum. It is uncertain whether we will be able to successfully complete such negotiations at a reasonable economic and technical price or be able to otherwise reconfigure the L-band spectrum .. The failure to reconfigure the L-band into larger blocks of contiguous spectrum will prevent us from maximizing the efficiency and capacity of our next generation integrated network.

Moreover, we cannot guarantee that the ITU will not change its rules in the future in a way that could limit or preclude our use of some or all of our existing or future orbital locations or frequencies.

We may not be able to secure the return of certain spectrum we loaned to Inmarsat.

In 1999 and 2003, and consistent with the Mexico City MoU, MSV and MSV Canada loaned approximately 3 MHz of L-band spectrum to Inmarsat for its temporary use (“Original Loan”). Our recent agreement with Inmarsat, to the extent that it is accepted by our Administrations, resolves a dispute regarding the return of the loaned spectrum, including the possibility of arbitration under certain circumstances. In addition, pursuant to the recent agreement, we are temporarily loaning Inmarsat additional spectrum (“New Loan”). There is no assurance that we will receive the return of the Original Loan and/or New Loan, whether through arbitration or otherwise, and certain provisions of our recent agreement with Inmarsat provides that upon the occurrence of certain events the loaned spectrum would become integrated with the agreed upon band plans for operation and would not be separately subject to return.

Our service may cause or be subject to interference, and we may have to limit our services to avoid harmful interference

As a satellite provider and ATC system operator, we are required to provide our satellite and ATC service without causing harmful interference to other spectrum users and we must accept some interference from other spectrum users. This requirement may potentially hinder the operation, limit the deployment or add additional cost to our satellite and/or ATC system and may, in certain cases, subject our users to a degradation in service quality. Although we have agreements with certain spectrum users in neighboring spectrum bands and within the L-band to avoid harmful interference, there is no assurance that these agreements will be sufficient or that additional interference issues with other systems will not occur.

The ultimate resolution of pending FCC proceedings could materially affect our ability to develop and offer ATC services and have a material adverse effect on our next generation business plans.

Prior to entering into the Cooperation Agreement in December 2007, Inmarsat challenged two FCC orders that may impact our ability to maximize the efficiency of our ATC in the L-band: the November 2004 Application Approval, which granted MSV’s ATC license, and the February 2005 Order establishing revised rules for ATC. Inmarsat also objected to MSV’s pending 2005 application for a modified ATC license to take advantage of the new ATC rules. Pursuant to the Cooperation Agreement (see Government Regulation—L-band Coordination) and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, Inmarsat has withdrawn these filings. If these challenges are decided unfavorably to us, it may impede or preclude our ability to deploy and operate our proposed next generation integrated network.

We need additional regulatory approvals before we can operate ATC.

Pursuant to the Cooperation Agreement, MSV has filed an application with the FCC to provide authority for additional flexibility for operation of ATC. Inmarsat had opposed an earlier pending application by MSV to modify its ATC authorization to provide additional flexibility. Pursuant to the Cooperation Agreement (see Government Regulation—L-band Coordination) and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, Inmarsat has agreed to support this application for additional flexibility for operation of ATC. In addition, MSV will need further regulatory approvals before it can operate ATC, including a blanket license for its user terminals and FCC certification of its user terminals and base stations. Any difficulty in obtaining these approvals may delay the commencement of operation of our new system. MSV Canada does not yet have authority from Industry Canada to operate an ATC in Canada. We cannot provide any assurance if or when we will obtain any of these approvals.

A 2002 decision could be construed to limit a portion of our operations to using no more than 20 MHz of L-band spectrum.

In a 2002 decision, the FCC granted our subsidiary, MSV Sub, a license to use up to 20 MHz of L-band spectrum on MSAT-2. That decision also states that spectrum acquired under a future merger between our corporate predecessor and TMI Communications, which formerly held both the Industry Canada and FCC L-band authorizations associated with the MSAT-1 satellite, would be included within the 20 MHz limit. MSV filed a petition for clarification and partial reconsideration of that decision because MSV had already been established pursuant to an FCC order in 2001 that had authorized MSV to use TMI Communications’ spectrum without imposing such spectrum limitations. Under the most recent SSA developed pursuant to the Mexico City MoU, MSV was assigned less than 20 MHz of L-band spectrum for the United States satellites. We believe that, even if limited to 20 MHz of spectrum on the United States satellites, we would continue to be able to use all of the coordinated spectrum (approximately 30 MHz) on MSV Canada’s satellite and on our integrated network, as well as up to 20 MHz of coordinated spectrum on MSV’s satellite. We cannot be sure how or when the FCC will dispose of MSV’s petition, but subsequent FCC decisions suggest that spectrum licensed to MSV Canada is not included within the 20 MHz limit. If the FCC decides adversely to MSV, our United States licensed L-band satellites (MSAT-2 and MSV-1) could be limited to a maximum of 20 MHz, which could reduce our ability to offer certain new services.

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

In April 2006, the FCC’s International Bureau found that the MSV had met the initial milestone for its MSV-1 satellite (entering into a non-contingent satellite construction contract). In May 2006, Inmarsat asked the International Bureau to reconsider its decision and to declare the license for MSV-1 null and void. Pursuant to the Cooperation Agreement (see Government Regulation—L-band Coordination) and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, Inmarsat has withdrawn this filing. If the FCC concludes that we failed to satisfy this or any other milestone set forth in our license, the FCC may declare the license for MSV-1 null and void.

In a September 2006 decision, the FCC granted MSV authority to slightly exceed the 25% indirect foreign ownership limit specified in the Communications Act. To comply with the amount of indirect foreign ownership approved by the FCC, we must monitor the extent to which our stock is owned or voted by non-U.S. citizens. The foreign ownership restrictions limit our ability to be owned by non-U.S. citizens absent prior FCC approval. Exceeding the amount of foreign ownership approved by the FCC in the September 2006 decision without securing prior approval from the FCC may subject MSV to fines, forfeitures, or revocation of our FCC licenses. In March 2007, we filed a Petition for Declaratory Ruling with the FCC seeking approval for MSV’s current level of indirect foreign ownership. In October 2007, we provided additional information in response to the FCC’s request for further ownership information regarding certain investors. On November 6 and 26, 2007, we amended that filing. On January 25 and 29, 2008, we further amended our filing to provide updated ownership information and to respond to informal staff requests. On January 11, 2008, Harbinger tendered a petition to the FCC seeking expedited action on a declaratory ruling to permit Harbinger to raise their interest in the Company through open market share acquisitions to a level in excess of that previously approved by the FCC. That petition was amended on January 16, 2008, and MSV and the Company joined in the petition in a further amendment submitted on January 17, 2008. On January 29, 2008, Harbinger tendered to the FCC a petition seeking permanent authority to make the level of acquisitions specified in their January 11 petition. We can not provide any assurance that the FCC will approve the increased levels of foreign ownership proposed by MSV or Harbinger. There is also no assurance that foreign persons or entities have not acquired or will not acquire additional shares in the Company that may result in our exceeding the level of foreign ownership approved by the FCC.

If the supply of available mobile licensed spectrum increases, the value of our spectrum assets may decrease.

The FCC or Industry Canada could allocate large amounts of additional mobile licensed spectrum that could be used to compete with us, or that could decrease the perceived market value of our wireless capacity. The FCC in 2006, for example, auctioned 90 MHz of spectrum in the 1.7/2.1 GHz range. More recently, the FCC commenced an auction of 60 MHz of spectrum in the 700 MHz band. Industry Canada has also announced that it will conduct an auction of PCS and Advanced Wireless Spectrum in May 2008 and further auctions in Canada are anticipated for the 700 MHz band as well as the 2.5 GHz band. Additional spectrum auctions may be scheduled in the future in both the United States and Canada. In addition, incremental allocations of spectrum may make it easier for new competitors to enter the market, and could further diminish the value of our spectrum assets.

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

The FCC has permitted MSV to provide fixed services on a non-interference basis, which means that such operations are not permitted to cause interference to various other users of the band and are not permitted to claim protection from such other users. The FCC also has required MSV’s fixed services to be offered on an “incidental or ancillary” basis, conditions which the FCC has not defined in this context.

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

Moreover, we may be required to obtain additional approvals from national and local regulatory authorities in connection with the services that we currently provide or wish to provide in the future. From time to time, governmental entities may impose new conditions on our authorizations which could have an effect on our ability to generate revenue and conduct our current and next generation business as currently planned. Industry Canada has also stated that it intends to establish license fees for ATC operators. If we are required to pay such fees, we may be subject to substantially increased costs. The United States federal government is also currently considering whether to impose spectrum fees on the right to use frequencies for ATC and possibly satellite services. While we believe that adoption of such fees is not likely, if implemented and extended to the frequencies used by us, use of such frequencies may be subject to substantially increased costs.

Export control and embargo laws may preclude us from obtaining necessary satellites, parts or data or providing certain services in the future.

United States companies and companies located in the United States must comply with United States export control laws in connection with any information, products, or materials that they provide to MSV relating to satellites, associated equipment and data and with the provision of related services. If these entities cannot or do not obtain the necessary export or re-export authorizations from the United States government, we will be required to obtain such authorizations. It is possible that, in the future, we may not be able to obtain and maintain the necessary authorizations, or existing authorizations could be revoked.

If we cannot obtain and maintain the necessary authorizations, this failure could adversely affect our ability to:

•	procure new United States-manufactured satellites;

•	control our existing satellites;

•	acquire launch services;

•	obtain insurance and pursue our rights under insurance policies; or

•	conduct our satellite-related operations.

In addition, if we do not properly manage our internal compliance processes and violate United States export laws, the terms of an export authorization, or embargo laws, the violation could make it more difficult, or even impossible, to maintain or obtain licenses and could result in civil and criminal penalties.

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

In addition, the Communications Act and the FCC’s rules require MSV to maintain legal as well as actual control over the spectrum for which it is licensed. Our ability to enter into partnering arrangements may be limited by the requirement that we maintain de facto control of the spectrum for which we are licensed. If MSV is found to have relinquished control without approval from the FCC, we may be subject to fines, forfeitures, or revocation of its licenses.

Rules relating to Canadian ownership and control of MSV Canada are subject to interpretation and change.

MSV Canada is subject to foreign ownership restrictions imposed by the Telecommunications Act (Canada) and the Radiocommunication Act (Canada) and regulations made pursuant to these Acts. Although we believe that MSV Canada is in compliance with the relevant legislation, there can be no assurance that a future determination by Industry Canada or the Canadian Radio-television and Telecommunications Commission, or events beyond its control, will not result in MSV Canada ceasing to comply with the relevant legislation. If such a development were to occur, the ability of MSV Canada to operate as a Canadian carrier under the Telecommunications Act (Canada) or to maintain, renew or secure its Industry Canada authorizations could be jeopardized and our business could be materially adversely affected.

Risks Relating to Our Common Stock Generally

Fluctuations in our operating results could adversely affect the trading price of our common stock.

Our operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, including:

•	risks and uncertainties affecting the current and proposed business of MSV and the mobile satellite services industry;

•	increased competition in the mobile satellite services industry; and

•	general economic conditions.

As a result of these possible fluctuations, period-to-period comparisons of our financial results may not be reliable indicators of future performance.

The price of our common stock has been volatile.

The market price of our common stock has been volatile, and is likely to continue to be. In recent years, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in the technology sector. Future market movements may materially and adversely affect the market price of our common stock, particularly in light of the limited liquidity of our common stock.

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

The market price of our common stock could decline as a result of future sales of substantial amounts of our common stock, or the perception that such sales could occur. In connection with the closing of the Exchange Transactions in September 2006 and the BCE Exchange Transaction in January 2007, we issued in excess of 41.4 million shares of our common stock which are covered by effective registration statements. The sale of such shares could have an adverse impact on our stock price. Furthermore, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC and AP/RM Acquisition LLC (collectively, the “Apollo Stockholders”) have the right to require us to register the shares of common stock that they hold as well as the shares of common stock underlying the Series 1-A and 2-A warrants to facilitate their sale of shares in the public market. The Series 1-A and Series 2-A warrants are exercisable at any time and expire on June 4, 2009. The Series 1-A warrants are exercisable for 652,711 shares of SkyTerra’s common stock. The number of shares issuable upon exercise of the Series 1-A warrants and the exercise price is dependent on the trading price of the SkyTerra’s trading price and will begin decreasing on a sliding scale if SkyTerra’s trading price exceeds $40.00 per share down to a minimum of 316,754 shares at $0.10 per share if SkyTerra’s trading price equal or exceeds $70.00 per share. The Series 2-A warrants are exercisable for a maximum of 2,560,182 shares of SkyTerra’s common stock. Additionally, in connection with the $150 million of notes MSV issued to Harbinger in January 2008, SkyTerra issued 9,144,038 ten-year warrants to purchase 7.5% of the Company’s common stock, with an exercise price of $10 per share. The Harbinger stockholders also have the right to require us to register the shares of common stock underlying the Harbinger warrants to facilitate their sale of shares in the public market. The future sale of substantial amounts of our common stock pursuant to any such registration statements could have an adverse impact on our stock price.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, have created some uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from assisting MSV in revenue-generating activities to compliance activities, which could harm our business prospects.

The Apollo Stockholders beneficially own a large percentage of our voting stock.

As of December 31, 2007, Apollo Stockholders owned an aggregate of 10,224,532 shares of our voting common stock, 6,173,597 shares of our non-voting common stock and all of our outstanding Series 1-A and Series 2-A warrants. Assuming all Series 1-A warrants and Series 2-A warrants were exercised, as of December 31, 2007, the Apollo Stockholders would beneficially own approximately 17.6% of our outstanding common stock and 33.6% of our outstanding voting rights on a fully diluted basis. On January 7, 2008, 9.1 million warrants were issued to Harbinger (“Harbinger Warrants”). Assuming all Series 1-A warrants, Series 2-A, and Harbinger Warrants were exercised, as of January 7, 2008, the Apollo Stockholders would beneficially own approximately 16.3% of our outstanding common stock and 27.2% of our outstanding voting rights on a fully diluted basis. Accordingly, Apollo is able to significantly influence the Company through their ability to influence the outcome of election of our directors, amendments to our certificate of incorporation and by-laws and other actions requiring the vote or consent of stockholders. There is no assurance that the interests of Apollo will be aligned with those of other common stockholders, and Apollo may make decisions that adversely impact other common stockholders.

Harbinger owns a large economic stake in us and several of our competitors.

In addition to owning a significant portion of MSV’s senior secured notes and all of MSV’s senior unsecured notes, based on publicly available information as of February 14, 2008, we believe Harbinger and its affiliates, own 6.9 million shares of our voting common stock, equaling approximately 20% of the total voting rights of our outstanding stock, and an additional 14.4 million shares of our non-voting common stock. Harbinger also holds warrants to purchase an additional approximately 9.1 million shares of our common stock at $10 per share. If Harbinger maintains its significant ownership interest in TerreStar Corporation, it may receive significant additional shares of our voting common stock upon TerreStar Corporation’s completion of its distribution of 25.5 million shares of our common stock. Assuming Harbinger receives shares of the Company’s common stock from the TerreStar Corporation distribution, it could have a significant ability to influence the composition of the Board and management and thus influence the strategic course of the Company. Harbinger also reports significant ownership interests in Inmarsat. There can be no assurances that Harbinger’s interests will be aligned fully with our interests or those of other common stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease facilities located in Reston, Virginia (approximately 70,000 square feet, lease expires February 28, 2011 with an option to terminate approximately 30,000 square feet on or before August 31, 2008), Ottawa, Ontario (Canada) (approximately 24,000 square feet, lease expires January 30, 2009) and Calgary, Alberta (Canada) (approximately 150 square feet, lease expires June 30, 2008). We routinely evaluate our facilities for adequacy in light of our plans for the future.

Item 3.	Legal Proceedings

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of our business are pending against us and certain of our subsidiaries. We believe we have adequate legal defenses for each of the actions and claims. These matters are subject to uncertainty and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. We have not recorded any material accruals as of December 31, 2007 for losses related to matters that we would consider to be probable and that could be estimated reasonably. We believe that the ultimate resolution of those matters will not result in a material adverse effect on our results and operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Since January 30, 2003, the Company’s common stock has been listed on the OTC Bulletin Board. The Company’s common stock trades under the symbol “SKYT”. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share as reported on the OTC Bulletin Board:

	High	Low
Year ended December 31, 2007
First quarter	$11.75	$8.20
Second quarter	$9.20	$7.70
Third quarter	$9.35	$6.50
Fourth quarter	$7.80	$4.13

Year ended December 31, 2006
First quarter(1)	$47.50	$18.05
Second quarter	$20.05	$15.50
Third quarter	$17.75	$14.95
Fourth quarter	$15.30	$11.45

(1)	On February 21, 2006, the Company completed the distribution of all of the common stock of Hughes, formerly a wholly-owned subsidiary, which held the Company’s interests in HNS Electronic System Products and AfriHUB, among other things, to the Company’s security holders.

The above quotations reported by the OTC Bulletin Board reflect interdealer prices, which may not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. On February 27, 2008, the last sale price for the Company’s common stock as reported by the OTC Bulletin Board was $7.50 per share.

As of February 27, 2008, the Company had approximately 380 recordholders of the Company’s common stock. This number was derived from the Company’s stockholder records, and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. Holders of the Company’s common stock are entitled to share ratably in dividends, if and when declared by the Company’s board of directors.

The Company has not paid a cash dividend on its common stock for the years ended December 31, 2007, 2006 and 2005, and it is unlikely that the Company will pay any cash dividends on its common stock in the foreseeable future. The payment of cash dividends on the Company’s common stock will depend on, among other things, the Company’s earnings, capital requirements and financial condition, and general business conditions.

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Item 12 – Security Ownership of Certain Beneficial Owners and Related Stockholder Matters.”

On November 30, 2007, Motient Venture Holdings, Inc., a wholly owned subsidiary of TerreStar Corporation exercised its option to acquire from the Company 4,447,801 shares of the Company’s non-voting common stock in exchange for delivery to the Company of the remaining 1,577,234.42 limited partnership interests in MSV held by TerreStar Corporation and its subsidiaries, in reliance on exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. That option was originally acquired by TerreStar Corporation in connection with the MSV Exchange Transactions.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
SkyTerra Communications, Inc.	$100.00	$130.43	$2,326.09	$3,326.09	$1,001.74	$591.30
Hemscott Group Index	$100.00	$159.52	$242.98	$211.65	$229.33	$305.11
NASDAQ Market Index	$100.00	$150.36	$163.00	$166.58	$183.68	$201.91

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2007, 2006, 2005, 2004 and 2003 are derived from the Company’s audited consolidated financial statements.

On September 26, 2006, we closed the MSV Exchange Transactions that resulted in our owning the majority of MSV. This transaction has been accounted for as a “reverse acquisition” with MSV being treated as the accounting acquirer of SkyTerra. As such, the Company’s historical financial statements prior to September 25, 2006 are the historical financial statements of MSV. The consolidated financial statements of MSV have been retroactively restated to reflect the recapitalization of MSV with the 39.6 million shares of the Company’s common stock issued to MSV equity holders in the MSV Exchange Transactions.

	2007	2006	2005	2004	2003
	(in thousands)
Consolidated statements of operations data:
Total revenues	$34,083	$34,854	$29,974	$29,597	$27,124
Total operating expense	106,174	77,113	69,127	56,532	44,128
Operating loss	(72,091)	(42,259)	(39,153)	(26,755)	(17,004)
Net loss	(123,556)	(57,100)	(40,955)	(33,455)	(28,000)
Net loss from continuing operations per share	(1.24)	(1.24)	(0.81)	(1.00)	(0.86)

Consolidated balance sheet data:
Total assets	1,295,035	767,047	216,284	246,233	130,819
Long-term deferred revenue, net of current portion	16,333	20,971	23,243	20,690	20,866
Note payable to Telesat Canada, net of current portion	—	223	470	696	916
Notes payable	—	—	—	—	82,925
Vendor notes payable	36,302	223	470	696	916
Senior secured discount notes, net	552,719	483,410	—	—	—
Stockholders’ equity (deficit)	616,218	(125,388)	181,260	212,964	(984)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy, expectations and intentions. The Company urges you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect the Company’s current views with respect to future events. Because the Company’s business is subject to numerous risks, uncertainties and risk factors, the Company’s actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. The Company disclaims any obligation to publicly update these statements, or disclose any difference between the Company’s actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and the related notes thereto.

Overview

The Company’s operating and development activity is performed through its 99.3% owned consolidated subsidiary Mobile Satellite Ventures LP (“MSV”). The Company currently offers a range of mobile satellite services (“MSS”) using two geostationary satellites that support the delivery of data, voice, fax and dispatch radio services. The Company is licensed by the United States and Canadian governments to operate in the L-band spectrum which the Company has coordinated for its use. The Company has coordinated approximately 30 MHz of spectrum throughout the United States and Canada. The Company’s spectrum footprint covers a total population of nearly 330 million. The Company’s spectrum occupies a portion of the L-band and is positioned between the frequencies used by terrestrial wireless providers in the United States and Canada.

The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. In operating its next generation integrated satellite-terrestrial network, the Company plans to allocate the use of spectrum between satellite and terrestrial service. Using an all-IP, open architecture, the Company believes its network will provide significant advantages over existing wireless networks. Such potential advantages include higher data speeds, lower costs per bit and flexibility to support a range of custom IP applications and services. The Company was the first MSS provider to receive a license to operate an ancillary terrestrial component (“ATC”) network from the FCC. The ATC licenses permit the use of the Company’s L-band satellite frequencies, in a complimentary tower based network, in the operation of an advanced, integrated network capable of providing wireless broadband on a fixed, portable and fully mobile basis. The Company plans to launch two new satellites that will serve as the core of its new network. The launch of MSV-1 is planned for September 2009, and the launch of MSV-2 is planned for July 2010.

The Company’s current business plan for the next generation network is a wholesale model whereby the Company’s strategic partners and other wholesale customers can use the network to provide differentiated broadband services to their subscribers. The Company believes its planned open network, in contrast to legacy networks currently operated by incumbent providers, will allow distribution and other strategic partners to have open network access and create a wide variety of custom applications and services for consumers. To address the opportunities and challenges inherent in the development of the Company’s next generation network, the Company continues to focus on certain initiatives related to:

•	Development and evaluation of funding alternatives, including:

o	Strategic partnerships

o	Additional vendor financing

o	Sale of the Company’s interest in TerreStar Networks

o	Debt or equity financing (see discussion of Harbinger Securities Purchase Agreement below)

•

Coordination with third party licensees of L-band spectrum to organize large blocks of contiguous spectrum for the use of MSV and its potential future partners (see discussion of Inmarsat Cooperation Agreement below).

•

Arrangement of technology and distribution partnerships for both the MSS and ATC components of the next generation network, perhaps resulting in decisions on air-interface technologies, satellite-interface technologies and terrestrial deployment plans.

•	Development of the infrastructure and technologies required to operate MSS services upon launch.

•	Monitoring of satellite construction by the Company’s satellite manufacturer.

Harbinger Securities Purchase Agreement

To further its financing goals, on January 7, 2008, MSV issued notes under a Securities Purchase Agreement with Harbinger, pursuant to which Harbinger purchased $150 million of MSV’s Senior Unsecured Notes due 2013 (the “Harbinger Notes”) and ten year warrants to purchase 7.5% of the Company’s common stock (9.1 million shares), with an exercise price of $10 per share. The Harbinger Notes bear interest at a rate of 16.5%, payable in cash or in-kind, at MSV’s option until December 15, 2011, and thereafter payable in cash. The Harbinger Notes mature on May 1, 2013 (see discussion of the Harbinger Securities Purchase Agreement in the Liquidity and Capital Resources section below).

Inmarsat Cooperation Agreement

To further organize large blocks of contiguous spectrum for the use of MSV and its potential future partners, on December 20, 2007, the MSV Parties and Inmarsat Global Limited (“Inmarsat”) entered into a Cooperation Agreement relating to the use of L-band spectrum for both mobile satellite services and ATC services in North America. The Cooperation Agreement addresses a number of regulatory, technology and spectrum coordination matters involving L-band spectrum, including:

•	Coordination of the parties’ respective next generation satellite systems covering North America;

•

Provisions for re-banding the parties’ L-Band spectrum in North America that provide each party with increased contiguous spectrum bandwidth for their operations. This increased contiguity will occur in a phased approach, with certain phases dependent on the payment of designated amounts to Inmarsat by the MSV Parties, and upon the occurrence of various financial, regulatory and other governmental actions;

•

Provisions for increased flexibility in system operations and system enhancements that will result in greater protection from harmful interference for all relevant systems operations, and that progressively increases flexibility and supports more robust MSS/ATC operations, from the onset of the Cooperation Agreement through the various options that the MSV Parties may exercise;

•

Provisions for increased reuse of a substantial segment of North American L-band spectrum to support the deployment of new services and to provide increased innovation and customer service to all users throughout North America;

•	Settlement of outstanding regulatory disputes presently pending regarding the operation of certain L-band MSS and MSS/ATC services; and

•	Pre-negotiated financial and operational terms for an option for the MSV Parties to obtain additional spectrum and technical flexibility for the deployment and operation of a 4G ATC network.

Upon receipt of an investment of $100 million or more available to MSV by a third party for general corporate purposes and election by the Company to trigger certain provisions, the MSV Parties will be able to expand its trials and deployments to a broadband ATC trial using wider spectrum bandwidths, on a specific designation of combined Inmarsat and MSV spectrum in a pre-agreed market. Simultaneously upon the election by the MSV Parties regarding such an investment, the Company is required to issue to Inmarsat $31.3 million of the Company’s common stock, valued in accordance with terms of the agreement. In accordance with the terms of the Agreement, Inmarsat and the MSV Parties are in discussions as to whether the closing of the Harbinger Notes will be designated by the MSV Parties as a triggering investment and, if so, what the valuation of the Company’s common stock would be in connection with the required stock issuance.

Upon the occurrence of certain events, including regulatory approvals and coordination among other L-band operators, MSV and MSV Canada, would, over time, have the potential for coordinated access for up to 2 x 23 MHz (including large blocks of contiguous channels) through the following phases.

Upon the occurrence of certain events, until September 1, 2011, the MSV Parties have the option (the “Phase 1 Option”), subject to certain conditions, to effect a transition to a modified band plan within an 18 to 30 month period. Such transition will include modification of certain of Inmarsat’s network and end user devises and a shift in frequencies between the MSV Parties and Inmarsat which would lead to additional spectrum contiguity and more relaxed operating rules for the MSV Parties. Over the timeframe of the transition, the MSV Parties will be required to make payments to Inmarsat of $250 million in cash. Upon the commencement of Phase 1 the Company will issue to Inmarsat a number of shares of the Company’s common stock having a value of $31.3 million, valued in accordance with terms of the agreement. Upon the completion of the transition of the spectrum in Phase 1, the Company will issue to Inmarsat a number of shares of the Company’s common stock having a value of $56.3 million based on the average closing price of the Company’s common stock for the prior forty five (45)-trading day period. In addition, the Company has the option to accelerate the transition time by accelerating payment to Inmarsat of $50 million that would be credited towards the $250 million in cash payments.

Subsequent to the exercise of the Phase 1 Option, between January 1, 2010 and January 1, 2013, the MSV Companies have the option (the “Phase 2 Option”) for Inmarsat to modify its North American operations in a manner that will make additional spectrum available for ATC at a cost to the Company of $115 million per year, resulting in substantially more spectrum to the MSV Companies available for MSS/ATC. If the MSV Companies do not exercise the Phase 2 Option, then between January 1, 2013 and January 1, 2015, Inmarsat would have the option to require the MSV Parties to exercise the equivalent of the Phase 2 Option upon the same terms.

In consideration for the operational transition of spectrum to one or more of the band plans described above, the MSV Parties have agreed to allow Inmarsat continued use of loaned spectrum under dispute (subject to a potential dispute resolution process) and an additional loan of a lesser amount of spectrum.

A substantial number of provisions in the Cooperation Agreement are subject to receipt of applicable regulatory approvals. There can be no assurance that such approvals will be received, or that the conditions necessary for the operation of certain other provisions of the Cooperation Agreement will be met.

Corporate Activity

MSV Exchange Transactions

On May 6, 2006, SkyTerra entered into agreements that, upon closing, resulted in the consolidation of majority ownership and control of MSV by SkyTerra (the “MSV Exchange Transactions”). On September 25, 2006, the Company issued 39.6 million shares of its voting and non-voting common stock to TerreStar Corporation (formerly Motient Corporation) and other limited partners and stakeholders in MSV and our subsidiary that held our interest in MSV in exchange for limited partnership interests of MSV, all of the common stock of MSV GP held by these parties, resulting in the Company owning 59% of MSV and 78% of MSV GP. Pursuant to the terms of these transactions, TerreStar Corporation agreed to use commercially reasonable efforts to distribute 25.5 million shares of the Company’s common stock that it received to its common stockholders as soon as practicable following the initial closing. Prior to such distribution by TerreStar Corporation, these shares are non-voting.

TerreStar Corporation also had the right to exchange, until September 25, 2011, its remaining ownership interest in MSV for 18.9 million shares of SkyTerra non-voting common stock, which will be exchangeable for a like number of shares of SkyTerra voting common stock upon the disposition of any such shares by TerreStar Corporation. If TerreStar Corporation had not exchanged its remaining MSV interests by September 25, 2011 and a change of control of SkyTerra had not subsequently occurred with SkyTerra exercising its right, such remaining interest would have been exchanged for shares of non-voting common stock of SkyTerra at an exchange ratio reflecting the fair market value of such interest and SkyTerra’s common stock on May 6, 2021.

The MSV Exchange Transactions have been accounted for as a “reverse acquisition” due to, among other things, the relative voting rights of the MSV and SkyTerra stockholder groups in the combined company after the MSV Exchange Transactions and subsequent to the TerreStar Corporation distribution of our shares, and the composition of senior management of the combined company. Accordingly, MSV is the accounting acquirer for financial reporting purposes. As such, the Company’s historical financial statements prior to September 25, 2006 are the historical financial statements of MSV. The consolidated financial statements of MSV have been retroactively restated to reflect the recapitalization of MSV with the 39.6 million shares of the Company’s common stock issued to MSV equity holders in the MSV Exchange Transactions.

BCE Exchange Transaction

On January 5, 2007, the Company acquired all of the equity interests in MSV LP and MSV GP owned by BCE, Inc. (“BCE”). In exchange for 8.0 million limited partnership interests in MSV LP and 740 shares of MSV GP, the Company issued 22.5 million shares of its non-voting common stock (the “BCE Exchange Transaction”). The shares of the Company’s non-voting common stock issued in the BCE Exchange Transaction are exchangeable for a like number of shares of the Company’s voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of the Company’s voting common stock. Substantially concurrently with the BCE Exchange Transaction, the Company issued 176,250 shares of its common stock to Winchester Development LLC, a Delaware limited liability company beneficially owned by a former director of MSV. Such shares were issued in exchange for $0.4 million and 50,226 limited partnership interests of MSV.

TerreStar Corporation Exchange Transactions

On February 12, 2007, TerreStar Corporation exchanged 5.1 million MSV limited partnership units for 14.4 million shares of the Company’s common stock. On November 30, 2007, TerreStar Corporation exchanged its remaining 1.6 million MSV limited partnership units for 4.4 million shares of the Company’s common stock. Prior to distribution by TerreStar Corporation, these shares are non-voting.

As a result of these transactions, the Company became the sole owner of MSV GP and it owns 99.3% of the outstanding limited partnership interests of MSV.

MSV Option Exchange Offer

On June 27, 2007, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 for an offer to be made to all current MSV option holders to grant them options to purchase SkyTerra common stock in exchange for surrender and termination of their MSV options. The Registration Statement on Form S-4 has not yet been declared effective and the exchange offer has not yet commenced. All MSV option holders who participate in the exchange offer would receive options to purchase SkyTerra common stock with the same economic terms on which the TerreStar Corporation and BCE exchanges occurred. SkyTerra common stock received through exercise of SkyTerra options received under this exchange offer would be subject to lockup restrictions until May 1, 2010. There exist certain exceptions that could result in earlier termination of the lockup restrictions. The Company intends to complete the exchange offer, however, there is no guarantee it will be completed, on what final terms the exchange offer will be completed, and what percentage of the MSV option holders will elect to participate.

Option Modification

On February 22, 2008 the Boards of Directors of the Company and MSV approved a modification of certain outstanding options to purchase the Company’s common stock and MSV’s Limited Investor Units, respectively, that will lower the exercise prices of out-of-the-money unexercised options to an exercise price equal to the current fair market value of the underlying common stock and Limited Investor Units, respectively. This modification may have a material effect on the Company’s financial statements, due to the recognition of compensation expense related to the modification. The Company does not expect the modification to have any impact on its cash or liquidity. This modification will include all limited partnership unit options issued to Scott Macleod, our Chief Financial Officer.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company’s consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to the valuation of the Company’s investment in TerreStar Networks, valuation of intangible assets, valuation of MSV limited partnership units, and the useful lives of long-lived assets, and judgments involved in evaluating impairment,, among others, have a material impact on the Company’s financial statements. The Company bases its estimates on historical experience and various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

SkyTerra and MSV do not have any ownership interests in any special purpose or other entities that are not consolidated into the Company’s consolidated financial statements. SkyTerra and MSV have related party transactions as defined under Statement of Financial Accounting Standards (“SFAS”) No. 57, “Related Party Disclosures” that are discussed in “Related Parties” below.

Investment in TerreStar Networks

The Company owns 11.2% of TerreStar Networks. TerreStar Networks is a private company and a consolidated subsidiary of TerreStar Corporation. The Company evaluates impairment in accordance with Emerging Issues Task Force 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Accordingly, the Company considers both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as its intent and ability to hold investments that may have become temporarily or otherwise impaired.

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

The amount recorded in the Company’s financial statements subsequent to the final purchase price allocation related to the MSV Exchange Transaction was $112.0 million. This amount reflected the application of negative goodwill in the purchase accounting. This amount, plus $0.6 million of additional investment in TerreStar Global Networks, was the carrying value of the investment prior to the impairment charge recorded in the quarter ended September 30, 2007.

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

During the second quarter of 2007, the Company initiated preliminary dialogue with potential buyers of its TerreStar Networks investment. These interested parties indicated that, in addition to market based valuations that considered the public trading price of the shares of the Company owned by TerreStar Corporation, they were also utilizing a valuation method based upon the value of the Company’s and TerreStar Network’s spectrum assets as derived from public trading price of the shares of both TerreStar Corporation and the Company (“Equivalent Spectrum Value Method”).

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

•

Instability in the broader financial markets became more pronounced and negatively impacted the overall environment for the sale of the investment as well as negatively impacted the Company’s other financing alternatives. These factors, coupled with the Company’s cash position at the time impacted its bargaining position with potential buyers, as well as its ability and intent to hold the investment.

Based upon these factors, the Company determined that the TerreStar Networks investment had become other-than-temporarily impaired. The investment was written-down to a value of $90.1 million, resulting in a charge of $22.5 million during the third quarter.

As of December 31, 2007, the Company updated its TerreStar Corporation Market Method and Equivalent Spectrum Value Method valuations. As a part of its review and determination of fair value, the Company evaluated the following factors that had developed during the fourth quarter:

•	For the third consecutive quarter the estimated range of value decreased.

•	Instability and declines in value in the broader financial markets continued, including a deterioration of the trading value of TerreStar Corporation common stock.

Based upon the net impact of these factors, the Company determined that the TerreStar Networks investment had become further other-than-temporarily impaired. The investment was written-down to a value of $78.1 million, resulting in a charge of $12.0 million during the fourth quarter and $34.5million during the year ended December 31, 2007. There is no assurance that the proceeds from the ultimate disposition of this asset, if any, will be equal to or greater than the $78.1 million carrying amount recorded as of December 31, 2007. The trading value of TerreStar Corporation common stock continued to decline subsequent to December 31, 2007. The Company will continue to evaluate the effect of the decline on the value of its investment in TerreStar Networks to determine if such decline is other-than-temporary in the first quarter of 2008.

Intangible and Other Long-Lived Assets

The Company’s intangible assets and goodwill arose as a result of acquisitions accounted for using the purchase method of accounting. At the time of the acquisitions, the Company allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values. The identified intangible assets are spectrum assets, intellectual property, and customer relationships. The Company’s spectrum assets are being amortized over 20 years. The Company’s intellectual property is being amortized over 16 years. Customer relationships are being amortized over periods ranging from 4.5 to 7 years.

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an asset is impaired, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset. The Company has made significant investments in certain technology related to its next generation network, including development of a satellite air interface. If the Company were to utilize different technologies than those on which it has begun development work, it may realize significant impairment charges in the future.

Determination of Fair Value of MSV Partnership Interests Underlying Unit Incentive Plan Options

The fair value of units underlying MSV’s equity-based awards (Limited Investor Units) is an input to the determination of the fair value of equity-based awards, and requires complex and subjective judgments. The Company utilized a market approach to estimate the fair value of Limited Investor Units at each date on which equity-based awards were granted. The market approach analyzes the observable market price of equity instruments for companies with similar assets and businesses as MSV, and which, in some cases hold MSV Common Units, adjusted to account for the differences in volatility and liquidity. The Company made further adjustments to account for differences in rights attributable to a Common Unit as compared to those of a Limited Investor Unit. Beginning in 2007, MSV makes its estimates based solely on the market price of SkyTerra common stock. As of December 31, 2007, MSV’s total unamortized equity-based compensation related to non-vested unit options was $5.8 million, which the Company expects to recognize over a weighted-average period of 1.6 years.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP No. 157-2, Effective Date of FASB Statement No. 157, as amendments to SFAS 157, which exclude lease transactions from the scope of SFAS 157 and also defer the effective date of the adoption of SFAS 157 for non-financial assets and non-financial liabilities that are nonrecurring. The provisions of SFAS 157 are effective for the year beginning January 1, 2008, except for certain non-financial assets and liabilities for which the effective date has been deferred to January 1, 2009. We are currently assessing the impact, if any, of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”) which is effective fiscal year beginning after November 15, 2007. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. The Company is currently assessing the impact, if any, of SFAS 159 on its consolidated financial statements.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”). EITF 06-1 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. The provisions of EITF 06-1 will be effective on January 1, 2008. The Company is currently assessing the impact, if any, of EITF 06-1 on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”). FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. FAS 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. The Company is currently assessing the impact, if any, of SFAS 141R on its consolidated financial statements.

Consolidated Results - Comparison of the years ended December 31, 2007, 2006 and 2005

Revenues

        All revenues are generated by the Company’s MSV MSS segment. See “MSV MSS - Comparison of the years ended December 31, 2007, 2006 and 2005” for a discussion of revenues.

Operating Expenses

The table below sets forth the Company’s operating expenses and percentage changes for the periods indicated (in thousands). See “MSV Next Generation - Comparison of the years ended December 31, 2007, 2006 and 2005”, “MSV MSS - Comparison of the years ended December 31, 2007, 2006 and 2005”, and “SkyTerra Corporate - Comparison of the years ended December 31, 2007, and 2006” for a detailed discussion, by segment, of the Company’s operating expenses.

	Year ended December 31,			% Change in 2007	% Change in 2006
	2007	2006	2005
Cost of equipment sold	$4,245	$5,738	$1,577	(26.0)%	263.9%
Operations and cost of services (exclusive of depreciation and amortization)	25,030	19,796	22,995	26.4%	(13.9)%
Sales and marketing	7,559	4,213	2,536	79.4%	66.1%
Research and development (exclusive of depreciation and amortization)	10,568	5,127	2,218	106.1%	131.2%
General and administrative	29,643	30,538	23,690	(2.9)%	28.9%
Depreciation and amortization	29,129	11,701	16,111	148.9%	(27.4)%

Total operating expenses	$106,174	$77,113	$69,127	37.7%	11.6%

Cost of Equipment Sold

The Company does not manufacture any of its own equipment, rather, all components are purchased from third parties. Also included in cost of equipment sold are the costs of warehousing and warehousing services. Cost of equipment sold decreased during 2007, as compared to 2006, due to decreases in the amount of equipment sold to end users. Cost of equipment sold increased during 2006, as compared to 2005, due to increase in the amount of equipment sold to end users, primarily attributable to the release of the G2 mobile satellite terminal in early 2006.

Operations and Cost of Services

Operations and cost of services expenses include compensation costs of MSS operations employees, and the other expenses related to the operation of the Company’s satellite network, new product development relating to next generation product offerings, costs of telemetry, tracking, and control, facility costs, and historically, the cost of G2 product development.

Operations and cost of services expenses increased during 2007, as compared to 2006 due to increases in compensation costs, staffing levels and facilities costs, increased expenses relating to maintenance on our ground segment equipment, and increases in third-party consulting costs to upgrade the Company’s enterprise software.

Operations and cost of services expenses decreased during 2006, as compared to 2005, primarily due to a decrease in telemetry, tracking and control expenses, non-recurring costs incurred in 2005 related to the development of the G2 terminal, and technology demonstration trials in 2005 that did not recur in 2006. These decreases were offset by increases in compensation costs and facilities costs.

Sales and Marketing

Sales and marketing expenses include the compensation of sales and marketing employees, and the cost of advertising, marketing and promotion. Sales and marketing expenses increased during 2007, as compared to 2006, due to increases in compensation costs and staffing levels, increases in third-party consulting expenses and increased marketing and consulting expenses.

Sales and marketing expenses increased during 2006, as compared 2005, due to an increase in compensation costs and staffing levels and increased marketing and consulting expenses.

Research and Development

Research and development expenses include the compensation costs of employees working on next generation products, and other development costs of the next generation network. Research and development expenses increased during 2007, as compared to 2006 with 91% of the increase related to third-party consulting expenses, and other increases related to compensation costs and staffing levels. These increases were offset by decreases in legal expenses.

Research and development expenses increased during 2006, as compared to 2005 with 58% of the increase related to third-party consulting expenses, 24% related to compensation costs and staffing levels, and other increases related to legal expenses.

General and Administrative

General and administrative expenses include the compensation costs of finance, legal, human resources and other corporate costs. General and administrative expenses decreased during 2007, as compared to 2006, due to reduced equity-based compensation costs in 2007 as compared to 2006 due to the accelerated vesting of MSV options resulting from the MSV Exchange Transaction in September 2006, and the expense related to modification of an executive’s options in 2006. In addition, other decreases consist of a reduction of legal and regulatory expenses in 2007, including due to the write-off of the Company’s $2.5 million performance bond with the FCC as a result of the relinquishment of its South American satellite license in 2006. These decreases were offset by increases in other non-equity based compensation costs and increases in consulting, audit, and legal expenses associated with complying with the provisions of Sarbanes-Oxley.

General and administrative expenses increased in 2006, as compared to 2005, due to an increase in compensation costs, including increased equity based compensation as a result of accelerated vesting of MSV options resulting from the MSV Exchange Transaction in September 2006, and the expense related to modification of an executive’s options in 2006. In addition, a portion of the increase is due an increase of legal and regulatory expenses, in part due to the 2006 write off of the Company’s $2.5 million performance bond with the FCC as a result of the relinquishment of its South American satellite license. These increases were offset by a decrease in third-party professional and consulting costs.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization expenses increased during 2007, as compared to 2006 due to the significant increase in intangible assets resulting from the BCE and TerreStar Corporation Exchange Transactions, offset by the effect of an increase in the useful life of certain intangible assets from 15 years to 20 years.

The decrease during 2006 as compared to 2005 was a result of certain assets becoming fully depreciated during 2006.

Other Income and Expenses

The following table sets forth other income and expenses for the periods indicated (in thousands):

	Year ended December 31,			% Change in 2007	% Change in 2006
	2007	2006	2005
Interest income	$18,156	$20,517	$3,490	(11.5)%	487.9%
Interest expense	(39,093)	(43,740)	(145)	(10.6)%	30065.5%
Management fees from TerreStar	602	1,331	3,621	(54.8)%	(63.2)%
Impairment of investment in TerreStar Networks	(34,520)	—	—	—	—
Other income (expense)	(904)	602	61	(250.2)%	886.9%
Benefit (provision) for income taxes	333	(1,255)	—	(126.5)%	—
Minority interest	3,961	7,704	—	(48.6)%	—
Loss from discontinued operations - TerreStar Networks	—	—	(9,553)	—	(100.0)%
Cumulative effect of change in accounting principle	—	—	724	—	(100.0)%

Total other expenses	$(51,465)	$(14,841)	$(1,802)	329.0%	723.6%

Interest Income

Interest income is interest earned on cash, cash equivalents, restricted cash and short-term investments. Interest income decreased for 2007, as compared to 2006 due to the decrease of cash, cash equivalents, and short-term investments. This decrease was offset by the effect of the funds from the Senior Secured Discount Notes that were issued on March 30, 2006, being available for twelve months in 2007 versus nine months in 2006.

The increase in interest income for 2006, as compared to 2005 was due to interest earned on funds received from issuing Senior Secured Discount Notes on March 30, 2006.

Interest Expense

Interest expense is comprised of the amortization of the discount and debt issuance costs on Senior Secured Discount Notes, and interest incurred on notes payable, offset by capitalized interest on the system under construction.

Interest expense for 2007, as compared to 2006, decreased due to the capitalization of $32.5 million of interest related to the system under construction in 2007, and to a lesser extent decreased amortization of Senior Secured Discount Note debt issuance costs. This decrease was offset by an increase of $22.7 million attributable to the accretion of the Senior Secured Discount Notes for 12 months in 2007 versus 9 months in 2006.

Interest expense for 2006, as compared to 2005, increased due to the issuance of Senior Secured Discount Notes on March 30, 2006. This increase was offset by the capitalization of $4.5 million of interest related to the system under construction in 2006.

Management Fee from TerreStar Networks

The management fee from TerreStar Networks is comprised of fees for corporate management services and royalties on MSV intellectual property. The management Fee from TerreStar Networks decreased in both 2007 and 2006 as the Company discontinued providing management services to TerreStar Networks in May 2006. The royalty arrangement was in effect for the years ended December 31, 2007, 2006 and 2005.

Impairment of Investment in TerreStar Networks

During 2007, the Company recorded a write-down of its TerreStar Networks investment in the amount of $34.5 million as the Company determined the TerreStar Networks investment had became other-than-temporarily impaired.

Other Income (Expense)

During 2007, the Company recorded a liability of $1.2 million related to tax withholding, penalties, and interest owed to taxing authorities by the SkyTerra foreign shareholders in connection with the distribution of Hughes Communications Inc. (HCI) shares in a taxable spin-off transaction in February 2006. The HCI spin-off occurred prior to the MSV Exchange Transactions in which MSV was deemed the accounting acquirer of SkyTerra. Other expense also includes realized gains and losses on foreign currency transactions.

Provision for Income Taxes

The Company’s effective tax rate differs from the Federal statutory rate of 34%, due primarily to a full valuation allowance recorded on net operating losses and the portion of MSV’s losses attributable to the other limited partners. During 2007 and 2006, the Company recorded a benefit of $0.3 million and a provision of $1.3 million for income taxes attributable to its consolidated variable interest entity MSV Canada.

Loss from discontinued operations – TerreStar Networks

The results of operations of TerreStar Networks, which was spun-off in May 2005, are reflected in loss from discontinued operations for 2005.

Segment Results

Comparison of the years ended December 31, 2007, 2006 and 2005

The following tables detail the consolidated Company’s annual financial results in the following segments: MSV Next Generation (research, development, and implementation of a next generation network), MSV MSS (current satellite services), and SkyTerra corporate activities.

	Year ended December 31, 2007 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$28,002	$28,002	$—	$—	$28,002
Equipment sales	—	5,264	5,264	—	—	5,264
Other revenues	—	817	817	—	—	817

Total revenues	—	34,083	34,083	—	—	34,083
Operating expenses:
Cost of equipment sold	—	4,245	4,245	—	—	4,245
Operations and cost of services (exclusive of depreciation and amortization)	8,044	16,986	25,030	—	—	25,030
Sales and marketing	3,957	3,602	7,559	—	—	7,559
Research and development (exclusive of depreciation and amortization)	10,568	—	10,568	—	—	10,568
General and administrative	14,268	7,746	22,014	7,629	—	29,643
Depreciation and amortization	26,671	2,458	29,129	—	—	29,129

Total operating expenses	63,508	35,037	98,545	7,629	—	106,174

Operating loss	$(63,508)	$(954)	$(64,462)	$(7,629)	$—	$(72,091)

	Year ended December 31, 2006 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$27,155	$27,155	$—	$—	$27,155
Equipment sales	—	6,984	6,984	—	—	6,984
Other revenues	—	715	715	—	—	715

Total revenues	—	34,854	34,854	—	—	34,854
Operating expenses:
Cost of equipment sold	—	5,738	5,738	—	—	5,738
Operations and cost of services (exclusive of depreciation and amortization)	5,132	14,664	19,796	—	—	19,796
Sales and marketing	1,708	2,505	4,213	—	—	4,213
Research and development (exclusive of depreciation and amortization)	5,127	—	5,127	—	—	5,127
General and administrative	20,168	6,882	27,050	3,488	—	30,538
Depreciation and amortization	5,585	6,116	11,701	—	—	11,701

Total operating expenses	37,720	35,905	73,625	3,488	—	77,113

Operating loss	$(37,720)	$(1,051)	$(38,771)	$(3,488)	$—	$(42,259)

	Year ended December 31, 2005 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$27,200	$27,200	$—	$—	$27,200
Equipment sales	—	1,936	1,936	—	—	1,936
Other revenues	—	838	838	—	—	838

Total revenues	—	29,974	29,974	—	—	29,974
Operating expenses:
Cost of equipment sold	—	1,577	1,577	—	—	1,577
Operations and cost of services (exclusive of depreciation and amortization)	8,158	14,837	22,995	—	—	22,995
Sales and marketing	101	2,435	2,536	—	—	2,536
Research and development (exclusive of depreciation and amortization)	2,219	—	2,219	—	—	2,219
General and administrative	16,427	7,263	23,690	—	—	23,690
Depreciation and amortization	5,585	10,525	16,110	—	—	16,110

Total operating expenses	32,490	36,637	69,127	—	—	69,127

Operating loss	$(32,490)	$(6,663)	$(39,153)	$—	$—	$(39,153)

MSV Next Generation - Comparison of the years ended December 31, 2007, 2006 and 2005

Operating Expenses

MSV Next Generation operations relate to the planning, development, and building of a next generation satellite system complimented by ATC. The table below sets forth MSV Next Generation operating expenses and percentage change for the following periods indicated (in thousands).

	2007	2006	2005	% Change in 2007	% Change in 2006
Operations and cost of services (exclusive of depreciation and amortization)	$8,044	$5,132	$8,158	56.7%	(37.1)%
Sales and marketing	3,957	1,708	101	131.7%	1591.1%
Research and development (exclusive of depreciation and amortization)	10,568	5,127	2,219	106.1%	131.1%
General and administrative	14,268	20,168	16,427	(29.3)%	22.8%
Depreciation and amortization	26,671	5,585	5,585	377.2%	0.0%

Total operating expenses	$63,508	$37,720	$32,490	68.3%	16.1%

MSV Next Generation expenses relate to activities to deploy a next generation satellite system complemented by ATC. Although many of the costs incurred are fixed in the short-term, other costs will fluctuate based on underlying business or development activity. Operations expenses are dependent upon employee related costs. Sales and marketing expenses are dependent on employee costs and the nature and extent of marketing and promotional activities. General and administrative expenses consist of employee and other costs related to corporate services, including finance, legal, and human resources.

Operations and Cost of Services

Operations and cost of services expenses include compensation costs of satellite operations employees related to activities to deploy a next generation satellite system, facility costs, and costs of new product development relating to next generation product offerings. Operations expenses increased during 2007, as compared to 2006 with 98% of the increase due to an increase in compensation costs, staffing levels and facilities costs, which were offset by a reduction in consulting and development costs.

Operations and cost of services expenses decreased during 2006, as compared to 2005, primarily due to technology demonstration trials in 2005 that did not recur in 2006.

Sales and Marketing

Sales and marketing expenses include the compensation of sales and marketing employees, and the cost of advertising, marketing and promotion. Sales and marketing expenses increased during 2007, as compared to 2006, with 89% of the increase due to an increase in compensation costs and staffing levels and 11% attributable to marketing and consulting expenses.

Sales and marketing expenses increased during 2006, as compared 2005, with 66% of the increase due to an increase in compensation costs and staffing levels and 34% attributable to marketing and consulting expenses.

Research and Development

Research and development expenses include the compensation costs of employees working on next generation products and development, and other development and deployment costs of the Company’s next generation network. Research and development expenses increased during 2007, as compared to 2006 with 91% of the increase related to third-party consulting expenses, and other increases related to compensation costs and staffing levels. These increases were offset by decreases in legal expenses.

Research and development expenses increased during 2006, as compared to 2005 with 58% of the increase related to third-party consulting expenses, 24% related to compensation costs and staffing levels, and other increases related to legal expenses.

General and Administrative

General and administrative expenses include the compensation costs of finance, legal, and human resources employees allocable to MSV Next Generation. General and administrative expenses decreased during 2007, as compared to 2006, with 97% of the decrease relating to reduced equity-based compensation costs due to the accelerated vesting of MSV options resulting from the MSV Exchange Transactions in September 2006, and the expense related to modification of an executive’s options in 2006. In addition, other decreases consist of a reduction of legal and regulatory expenses, in part due to 2006 write-off of the Company’s $2.3 million performance bond with the FCC as a result of the relinquishment of its South American satellite license. These decreases were offset by increases in other non-equity based compensation costs.

General and administrative expenses increased in 2006, as compared to 2005, with 59% of the increase due to an increase in compensation costs, including increased equity based compensation as a result of accelerated vesting of MSV options resulting from the MSV Exchange Transactions in September 2006, and the expense related to modification of an executive’s options in 2006. In addition, a portion of the increase is due an increase of legal and regulatory expenses, in part due to the 2006 write off of the Company’s $2.3 million performance bond with the FCC as a result of the relinquishment of its South American satellite license. These increases were offset by a decrease in third-party professional and consulting costs.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization expenses increased during 2007, as compared to 2006 due to a significant increase in intangible assets resulting from the BCE and TerreStar Corporation Exchange Transactions, offset by the effect of an increase in the useful life of certain intangible assets from 15 years to 20 years.

MSV MSS - Comparison of the years ended December 31, 2007, 2006 and 2005

MSV MSS relate to its provision of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services using its existing in-orbit satellites.

Revenues

The following table sets forth MSV MSS revenues and percentage changes for the periods indicated (in thousands):

	Year ended December 31,			% Change in
	2007	2006	2005	2007	2006
Revenues
Capacity	$12,338	$12,184	$11,209	1.3%	8.7%
Telephony	9,924	9,750	11,087	1.8%	(12.1)%
Data	2,907	2,552	2,190	13.9%	16.5%
Dispatch	2,584	2,436	2,477	6.1%	(1.7)%
Equipment	5,264	6,984	1,936	(24.6)%	260.7%
Other	1,066	948	1,075	12.4%	(11.8)%

Total revenues	$34,083	$34,854	$29,974	(2.2)%	16.3%

Capacity

The Company provides bandwidth and power to certain customers who implement and operate their own networks. The specified bandwidth and power is generally customer dedicated once purchased and is not subject to other sale or preemption by MSV except for emergency purposes. Capacity customers generally operate under contractual arrangements ranging from short-term (month-to-month) to end of current satellite life in length. These contracts do not generally provide for annual increases or variable revenues. As such, capacity revenues for the years ended December 31, 2007, 2006, and 2005 have not fluctuated significantly from year to year.

Telephony

The Company provides voice service to end users. Telephony customers are acquired through retail dealers or resellers. Retail dealers receive activation fees and earn commissions on monthly end user fixed access revenues and variable usage revenues. Resellers are under contractual arrangements for their purchase of monthly access and usage, and they manage the arrangements with the end user. Telephony customers are charged fixed monthly access fees and variable usage charges, generally charged by minute of usage, depending on voice plan chosen. A typical customer telephony plan requires monthly access fees that range from $25 to $175 that includes from zero to 2000 “included” airtime minutes. Each additional minute used over the included minutes is charged at a rate of $0.89 to $1.19.

The following table sets forth telephony subscribers, quarterly subscriber changes, and average monthly revenue per subscriber unit (“AMRPU”):

	2007	AMRPU	2006	AMRPU	Change Subscribers	Change AMRPU
Total subscribers, January 1	19,133		19,413		(1.4)%
Additions	760		1,639		(53.6)%
Deletions	(444)		(1,824)		(75.7)%

Total subscribers, March 31	19,449	$40.09	19,228	$41.12	1.1%	(2.5)%
Additions	827		907		(8.8)%
Deletions	(711)		(963)		(26.2)%

Total subscribers, June 30	19,565	$42.11	19,172	$42.07	2.0%	0.1%
Additions	702		881		(20.3)%
Deletions	(605)		(1,058)		(42.8)%

Total subscribers, September 30	19,662	$45.90	18,995	$46.36	3.5%	(1.0)%
Additions	715		859		(16.8)%
Deletions	(511)		(721)		(29.1)%

Total subscribers, December 31	19,866	$40.23	19,133	$39.73	3.8%	1.3%
Average, for the year ended December 31	19,581	$42.23	19,201	$42.31	2.0%	(0.2)%

	2006	AMRPU	2005	AMRPU	Change Subscribers	Change AMRPU
Total subscribers, January 1	19,413		20,581		(5.7)%
Additions	1,639		459		257.1%
Deletions	(1,824)		(950)		92.0%

Total subscribers, March 31	19,228	$41.12	20,090	$45.14	(4.3)%	(8.9)%
Additions	907		761		19.2%
Deletions	(963)		(1,018)		(5.4)%

Total subscribers, June 30	19,172	$42.07	19,833	$42.50	(3.3)%	(1.0)%
Additions	881		878		0.3%
Deletions	(1,058)		(939)		12.7%

Total subscribers, September 30	18,995	$46.36	19,772	$54.31	(3.9)%	(14.6)%
Additions	859		491		74.9%
Deletions	(721)		(850)		(15.2)%

Total subscribers, December 31	19,133	$39.73	19,413	$44.18	(1.4)%	(10.1)%
Average, for the year ended December 31	19,273	$42.31	19,854	$46.53	(2.9)%	(9.1)%

Telephony revenues for 2006, as compared to 2005, decreased due to non-recurring elevated airtime charges in 2005 related to emergency services airtime use during and the aftermath of hurricanes Katrina and Rita.

Data

Data service provides transmission in an “always-on” fashion. Common applications for data customers include fleet and load management, credit card verification, e-mail, vehicle position reporting, mobile computing, and data message broadcasting. Customers are acquired through resellers. Resellers are under contractual arrangements for their purchase of monthly access and usage and manage the arrangements with the end user.

Data revenues for 2007, as compared to 2006 increased due to an increase of 8.6% in the average number of subscribers and an increase of 5.0% in average monthly revenue per subscriber unit. Data revenues for 2006, as compared to 2005 increased due to an increase of 32.7% in the number of subscribers, offset by a decrease of 12.3% in AMRPU.

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

Equipment

New and existing subscribers to the network can purchase a range of satellite handset configurations. Hardware generally includes handsets, antennas, and cables and can be purchased in “kits” that include all the hardware a customer would typically need to utilize the network. Resellers may purchase equipment in advance for purposes of resale to their end users. User equipment can be portable or be installed on trucks, ships, and airplanes or at a fixed location. Handsets are capable of standard voice and dispatch communication, and services such as call forwarding, call waiting, and conference calling. Other equipment is capable of file transfers, faxes and e-mail. Users must acquire equipment from the Company or its resellers to access its network. Capacity customers provide their own equipment to their end users of their networks.

The Company’s ability to generate equipment revenues is a function of the number of new and existing subscribers who purchase handsets and other accessories and the prices at which equipment is sold. Historically, the equipment promotion and pricing has not been used to increase customer activations or improve retention.

Equipment sales deceased in 2007, as compared to 2006 as pent-up customer demand for the G2 mobile satellite voice terminal was satisfied in 2006. Equipment sales increased during 2006, as compared to 2005, as the G2 mobile satellite voice terminal was released in April 2006 and was met with relatively robust customer demand.

Other Revenue

Other revenue consists of billing and administrative functions performed for customers, remote monitoring, and other fees.

Operating Expenses

The table below sets forth MSV MSS operating expenses and percentage changes for the periods indicated (in thousands).

	2007	2006	2005	% Change in 2007	% Change in 2006
Cost of equipment sold	$4,245	$5,738	$1,577	(26.0)%	263.9%
Operations and cost of service (exclusive of depreciation and amortization)	16,986	14,664	14,837	15.8%	(1.2)%
Sales and marketing	3,602	2,505	2,435	43.8%	2.9%
General and administrative	7,746	6,882	7,263	12.6%	(5.2)%
Depreciation and amortization	2,458	6,116	10,525	(59.5)%	(41.9)%

Total operating expenses	$35,037	$35,905	$36,637	(2.4)%	(2.0)%

Although many of the costs incurred in the operation of the network are fixed in the short-term, other costs will fluctuate based on underlying business or development activity. Operations expenses are dependent upon employee costs and the costs of monitoring the satellite, including telemetry, tracking, and control. Sales and marketing expenses are dependent on employee costs and the nature and extent of any marketing and promotional activities. General and administrative expenses consist of employee and other costs related to finance, legal, and human resources.

Cost of Equipment Sold

The cost of equipment sold is comprised of the cost of equipment purchased for resale. The Company does not manufacture any of its own equipment, rather, all components are purchased from third parties. Also included in cost of equipment sold are the costs of warehousing and warehousing services. Cost of equipment sold decreased during 2007, as compared to 2006, due to decreases in the amount of equipment sold to end users. Cost of equipment sold increased during 2006, as compared to 2005, due to increase in the amount of equipment sold to end users, primarily attributable to the release of the G2 mobile satellite terminal in early 2006.

Operations and Cost of Service

Operations and costs of service expenses include compensation costs of satellite operations employees, and the other expenses related to the operation of the satellite wireless network, costs of telemetry, tracking, and control, facility costs, and historically, the cost of G2 product development.

Operations and costs of service expenses increased during 2007, as compared to 2006 with 44% of the increase due to expenses relating to maintenance on ground segment equipment, 32% due to increases in third-party consulting costs to research and plan upgrades to enterprise software and 22% due to an increase in compensation and expansion of headquarters facilities.

Operations and costs of service expenses decreased during 2006, as compared to 2005, primarily due to a decrease in telemetry, tracking and control expenses and the non-recurring costs incurred in 2005 related to the development of the G2 terminal. These decreases were offset by increases in compensation costs and facilities costs.

Sales and Marketing

Sales and marketing costs include the compensation costs of sales and marketing employees, and the cost of advertising, marketing and promotion. Sales and marketing expenses increased during 2007, as compared to 2006, with 71% of the increase due to an increase in compensation costs and staffing levels and 17% due to increases in third-party consulting expenses.

Sales and marketing expenses increased during 2006, as compared to 2005, primarily due to increased public relations expenses.

General and Administrative Expense

General and administrative expense includes the compensation costs of finance, legal, human resources and other corporate costs allocable to MSV MSS. Those employees’ costs are reflected in operations and next generation expenses.

General and administrative expenses increased during 2007, as compared to 2006 due to increases in consulting, audit, and legal expenses associated with complying with the provisions of Sarbanes-Oxley.

General and administrative expenses decreased during 2006, as compared to 2005, due primarily to a decline in legal and regulatory expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of intangible assets. The decrease during 2007 as compared to 2006, and during 2006 as compared to 2005 was a result of certain assets becoming fully depreciated during 2006.

SkyTerra Corporate - Comparison of the years ended December 31, 2007, and 2006

Operating Expenses

The table below sets forth SkyTerra Corporate operating expenses and percentage change for the periods indicated (in thousands). Pursuant to the MSV Exchange Transactions, MSV is the accounting. Accordingly, the historical financial statements of the Company prior to September 25, 2006 are the historical financial statements of MSV. SkyTerra’s results of operations were included in the consolidated statements subsequent to the MSV Exchange Transactions in September 2006.

	2007	2006	% Change in 2007
General and administrative	7,629	3,488	118.7%

General and Administrative Expense

General and administrative expense includes the Company’s corporate costs, including legal, audit, tax, insurance, and the compensation costs. General administrative expenses increased 2007, as compared to 2006, primarily due 12 months of activity recorded in 2007 versus 3 months of activity recorded in 2006. Offsetting this impact, 2006 included $2.3 million additional compensation expense associated with executive bonuses.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its cash, cash equivalents, short-term investments, accounts receivable, and the proceeds of the January 2008 debt financing. The Company’s primary cash needs are for working capital, capital expenditures and debt service. The Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company will require substantial additional capital resources to construct its next generation integrated network.

Liquidity Forecast and Strategy

The Company has significant operating and contractual obligations over the next twelve months, however, the Company believes that its existing cash resources, including the proceeds from its January 2008 debt financing, will be sufficient to satisfy its anticipated cash requirements through December 31, 2008, assuming no material change in planned expenditures during the upcoming periods. However, additional funding will be required in early 2009. The Company is actively pursuing means to extend its liquidity and raise capital. These plans may include the sale of the Company’s investment in TerreStar Networks, a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, the renegotiation of vendor payment schedules to defer payment into the future, the postponement or curtailment of discretionary spending or some combination of these actions. The Company believes its investment in TerreStar Networks could generate significant liquidity if a sale were consummated. While vendor discussions are ongoing, they have not been completed. The Company believes that any restructured payment plans would provide financing over the short-term only. Discretionary spending, although important to achieving the Company’s business objectives, can be adjusted if other funding solutions do not materialize.

While the Company is actively exploring financing alternatives through a variety of funding sources, and potentially deferring and/or otherwise restructuring some contractual obligations, there can be no assurances that the Company will be able to do so or that it will be able to do so on terms that are favorable to it. Debt or additional equity financing may not be available when needed on terms favorable to the Company or at all. Any debt financing the Company obtains may impose various restrictions and covenants which could limit its ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. The Company may also be subject to significant interest expense under the terms of any debt incurred. Any contract deferrals or restructurings, or postponement of discretionary spending could delay the satellite program or otherwise negatively affect the Company’s ability to continue the development of its planned next generation integrated satellite-terrestrial network on a timely basis. If the Company is not able to obtain additional funding, or defer or otherwise restructure its significant contractual obligations, the Company may be required to consider alternatives such as selling assets, restructuring debt obligations, ceasing development of its next generation integrated satellite-terrestrial network, or curtailing certain other activities to conserve cash sufficient to fund operations.

In addition to its agreement with Inmarsat, described below, the Company continues dialogue with other MSS operators who operate systems in adjacent spectrum in the L-band with the objective of rearranging respective spectrum assignments to create contiguous blocks of spectrum, and in some instances enabling MSV to access additional spectrum. The consummation of agreements of this nature could result in significant additional cash expenditures, issuances of the Company’s equity, or both, over extended periods of time. The likelihood or timing of reaching such agreements or electing to access additional spectrum is uncertain at this time.

Capital Required for Next Generation Network

The Company estimates the remaining cost to develop and construct the two satellite components of its next generation network, including the costs of the satellites, their launch, launch insurance, and associated ground segment will be significant. The majority of these expenditures are or will be governed by contractual commitments. The Company expects that it will require additional financing of $350 to $400 million to operate the business until the launch of the first satellite, taking into consideration its current cash position and the proceeds of the January 2008 debt financing.

The Company will require significant additional funds to construct the terrestrial component of the network. The Company estimates the deployment of the terrestrial portion of the network could be a multi-billion dollar undertaking depending on the choice of air interface technology, the number of markets deployed, the scope of the terrestrial build within each market and the targeted service offering (limited mobile, portable or fully mobile).

The cost of building and deploying the next generation network could exceed current estimates. For example, if the Company elects to defer payments under the satellite construction contract, modify its design, and/or exercise certain options to buy additional satellites or other equipment or services, the costs for the satellite component of the network will increase, possibly significantly. The cost to develop devices could be greater, perhaps significantly, than current estimates, depending on the ability to attract distribution partners in both the satellite and terrestrial spaces. In addition, the magnitude of the terrestrial wireless network capital requirement depends upon a number of factors including: choice of wireless technology; target applications (for more limited mobility to full mobility); the general pace of construction; and the efficiency of the business case in the initially deployed markets. The Company intends to manage the terrestrial wireless build-out to be as success-based as possible, thereby moderating capital requirements. However, the Company may not have control over each of these factors as its strategy involves working with various strategic and distribution partners who may have varying degrees of influence on these decisions in exchange for capital contributions and other commitments. In all scenarios, the Company will require significant additional capital beyond its current resources.

Harbinger Securities Purchase Agreement

On December 15, 2007, the Company entered into a Securities Purchase Agreement with Harbinger), pursuant to which Harbinger agreed to purchase $150 million of MSV’s Senior Unsecured Notes due 2013 (the “Harbinger Notes”) and ten year warrants to purchase 7.5% of the Company’s common stock (9.1 million shares), with an exercise price of $10 per share. Excluding the common stock underlying the warrants, based on publicly available information, as of February 14, 2007 Harbinger owns more than 20.2% of the Company’s voting Common Stock and 18.7% of the Company’s total outstanding voting and non-voting Common Stock on a fully diluted basis.

The Securities Purchase Agreement grants to Harbinger the right of first negotiation to discuss the issuance of additional equity securities by the Company in private placement financing transactions. Should the Company and Harbinger not agree on the terms for such a transaction, Harbinger has the right to maintain their percentage ownership interest through pro rata purchases of shares in issuances to third parties, subject to a number of exceptions.

The Harbinger Notes are subject to restrictive covenants and events of default similar MSV’s Senior Secured Discount Notes. The Securities Purchase Agreement also contains more restrictive covenants regarding mergers, consolidation and transfer of assets and restricted payments. The more restrictive covenants, the right of first negotiation and the pre-emptive rights expire once Harbinger and their affiliates beneficially own less than 5% of the outstanding common stock of the Company or, if earlier, on December 31, 2011.

On January 7, 2008, MSV issued the Harbinger Notes in an aggregate principal amount of $150 million. The Harbinger Notes bear interest at a rate of 16.5%, payable in cash or in-kind, at MSV’s option until December 15, 2011, and thereafter payable in cash. The Harbinger Notes mature on May 1, 2013. The Harbinger Notes have subsidiary guarantees and covenants similar to those contained in the Senior Secured Discount Notes. The Indenture governing the Harbinger Notes have covenants similar to those contained in the Senior Secured Discount Notes, with such modifications as appropriate to reflect the financial terms of the Harbinger Notes.

MSV may redeem some or all of the Harbinger Notes anytime on or after April 1, 2011 at a redemption price starting at 108.25% of the accreted value of the Harbinger Notes and declining to par after April 1, 2013. In addition, at any time before January 15, 2011, MSV may redeem up to 35% of the aggregate principal amount at maturity of the Harbinger Notes with the net proceeds of certain equity offerings at a redemption price equal to 115% of the accreted value of the Harbinger Notes plus interest, if any, if at least 65% of the originally issued aggregate principal amount of the Harbinger Notes remain outstanding. At any time before April 1, 2011, MSV may redeem all or a portion of the Harbinger Notes on one or more occasions at a price equal to 100% of the outstanding principal amount of the Harbinger Notes redeemed, plus all accrued unpaid interest thereon through the date of redemption, plus a “make-whole” premium. Upon the occurrence of certain change of control events, each holder of Harbinger Notes may require MSV to repurchase all or a portion of its Harbinger Notes at a price of 101% of the accreted value, plus all accrued unpaid interest on the Harbinger Notes purchased to (but excluding) the date of purchase.

The terms of the Harbinger Notes will require MSV to comply with certain covenants that restrict some of MSV’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Harbinger Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Harbinger Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due.

Senior Secured Discount Notes

In March 2006, MSV issued Senior Secured Discount Notes that generated proceeds of $436.2 million, with an aggregate principal amount of $750 million at maturity. Interest on the notes will accrete from the issue date at an annual rate of 14.0%, until they reach full principal amount at April 1, 2010. All of MSV’s domestic subsidiaries jointly and severally guarantee the Senior Secured Discount Notes.

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

The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of MSV’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. MSV may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided MSV maintains a leverage ratio of 6.0 to 1.0. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Secured Discount Notes as of December 31, 2007.

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

In September 2006, MSV deferred construction of a South American satellite (MSV-SA). The MSV option to restart construction expires November 8, 2008. MSV currently does not have plans to construct MSV-SA, and as such, no amounts for this satellite are included in our table of contractual obligations below. If management’s plans change in the future and the Company elects to proceed with MSV-SA construction, assuming contractual terms governing the construction have not expired, the Company would likely incur additional expenditures in excess of $500 million to construct, launch, and insure the satellite, depending upon how such a plan is pursued.

If MSV elects to terminate the Boeing contract in whole, the Company will be subject to termination liability charges that would range from $185 million to $215 million, declining in mid 2008, which would be expensed when incurred. Similarly, an in-part termination would range from $93 million to $117 million. Future minimum contractual payments due under this contract that are detailed in the table of contractual obligations below exclude all potential performance incentives, which could total up to $96.7 million, interest payments on the performance incentives, deferred construction payments, options, and payments for the full construction for MSV-SA.

Launch Contracts

In May 2007, MSV entered into fixed price contracts with ILS International Launch Services, Inc. and Sea Launch Company, LLC to launch the next generation satellites. MSV plans to launch its new satellite, MSV-1 in 2009 and pursuant to an in-orbit delivery agreement with MSV Canada, to launch the identical Canadian satellite, MSV-2 in 2010. The aggregate base cost for these agreements is $174.8 million. MSV may incur liquidated damages if the respective contracts are terminated by the Company. For the period from contract signing to 21 months prior to each scheduled launch, the liquidated damages would be no more than the amounts already paid under each contract or $8.7 million in aggregate, as of December 31, 2007, resulting in no additional payments upon termination. During the remaining 21 months leading to each launch, the maximum liquidated damages would be $8.9 million, in addition to amounts already paid.

Vendor Financing

During 2007, the Company financed $50.8 million of satellite vendor payments with secured vendor notes payable under a credit arrangement (Vendor Notes) that bears interest of LIBOR plus 400 basis points along with a 2% administrative fee. The Vendor Notes are secured by the deliverables and work performed under the satellite construction contract. MSV will be required to pay interest monthly on the amount outstanding beginning the month subsequent to the utilization of the available credit. If the credit arrangement is fully utilized, all outstanding Vendor Notes must be repaid prior to satellite delivery. MSV anticipates making interest payments and payments of principal beginning in the second quarter of 2008. MSV may prepay some or all of the Vendor Notes at anytime with no penalties.

Inmarsat Cooperation Agreement

On December 20, 2007, the MSV Parties and Inmarsat entered into a Cooperation Agreement relating to the use of L-band spectrum for both mobile satellite services and ancillary terrestrial component services in North America. Included in this arrangement are several potential impacts on the Company’s future liquidity.

Upon receipt of an investment of $100 million or more available to MSV by a third party for general corporate purposes and election by the Company to trigger certain provisions, the MSV Parties will be able to expand its trials and deployments to a broadband ATC trial using wider spectrum bandwidths, on a specific designation of combined Inmarsat and MSV spectrum in a pre-agreed market. Simultaneously upon the election by the MSV Parties regarding such an investment, the Company is required to issue to Inmarsat $31.3 million of the Company’s common stock, valued in accordance with terms of the agreement. In accordance with the terms of the Agreement, Inmarsat and the MSV Parties are in discussions as to whether the closing of the January 2008 Harbinger debt financing will be designated by the MSV Parties as a triggering investment and, if so, what the valuation of the Company’s common stock would be in connection with the required stock issuance.

Upon the occurrence of certain events, until September 1, 2011, the Company has the option (the “Phase 1 Option”), subject to certain conditions, to effect a transition to a modified band plan within an 18 to 30 month period. Over the timeframe of the transition, the MSV Parties will be required to make payments to Inmarsat of $250 million in cash. The MSV Parties have the option to accelerate the 18 to 30 month transition time by paying Inmarsat $50 million that would be credited towards the $250 million in cash payments.

Subsequent to the exercise of the Phase 1 Option, between January 1, 2010 and January 1, 2013, the MSV Companies have the option (the “Phase 2 Option”) for Inmarsat to modify its North American operations in a manner that will make additional spectrum available for ATC at a cost to the Company of $115 million per year, resulting in substantially more spectrum made available to the Company for its use. If the MSV Companies do not exercise the Phase 2 Option, then between January 1, 2013 and January 1, 2015, Inmarsat would have the option to require the MSV Parties to exercise the equivalent of the Phase 2 Option upon the same terms.

Off-balance Sheet Financing

The Company did not enter into any off-balance sheet arrangements, other then operating leases in the normal course of business during 2007. As of December 31, 2007, the Company does not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2007, we and our consolidated subsidiaries were contractually obligated to make the following payments:

	Payments due by period
	Total	2008	1 - 3 years	3- 5 years	More than 5
	in thousands
Operating Leases (2)	$6,688	$2,532	$3,858	$298	$—
Notes payable	1,396	1,008	388	—	—
Boeing (1)	327,472	185,804	141,668	—	—
HNS	30,097	19,348	10,749	—	—
Launch Services	166,013	29,110	136,903	—	—
Senior Secured Discount Notes	1,065,000	—	52,500	105,000	907,500
Other	7,718	3,938	1,569	316	1,895

	$1,604,384	$241,740	$347,635	$105,614	$909,395

(1)	The amounts exclude in-orbit incentives and potential interest associated with the incentives as discussed above.
(2)	The Company leases office space and computer and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase.

Cash Flow

Net Cash Used in Operating Activities. During 2007, net cash used in operating activities increased $15.5 million compared to 2006 primarily due to increases in personnel, staffing and related costs, and increased expenses to develop the next generation network.

Net Cash Used in Investing Activities. During 2007, net cash used in investing decreased primarily due to sales and maturities of investments as compared to 2006. This decrease was offset by increases in purchases of property and equipment of $140.6 million in 2007, as compared to 2006. . During 2006, net cash used in investing increased primarily due to purchase of investments and increased purchased of property and equipment of $98.8 million as compared to 2005.

Net Cash Provided by Financing Activities. During 2007, net cash provided by financing activities was decreased primarily as a result of proceeds from the issuance of senior discount notes of $423.1 million during 2006. During 2006, net cash provided by financing activities was increased primarily as a result of proceeds from the issuance of senior discount notes of $423.1 million during 2006.

Related Parties

BCE and Affiliates

As of December 31, 2006, BCE owned limited partner units of MSV and shares of common stock of MSV GP, through its wholly-owned subsidiary TMI, and approximately 54% of MSV Canada. Effective with the BCE Exchange Transaction, BCE no longer holds partner units of MSV or common stock of MSV GP. As of December 31, 2007, BCE owned 22.1 million non-voting shares of the Company’s common stock.

MSV Canada

MSV Canada, a variable interest entity for which MSV is the primary beneficiary, is majority owned by BCE. MSV has a rights and services agreement with MSV Canada, under which MSV provides various technical support and other services to MSV Canada, such as allowing access to its intellectual property; providing voice and data-switching capabilities; providing backup, restoral, and emergency spectrum and satellite capacity; and providing accounting, customer service, and billing services. MSV also leases satellite capacity from MSV Canada pursuant to a capacity lease agreement. The term of the lease extends for 25 years and may be terminated by MSV with one year’s notice or by either party in certain circumstances. The amount of the lease payments is determined by the parties periodically based upon the amount of capacity usage by MSV and market rates.

During the years ended December 31, 2007, 2006, and 2005, the capacity fee paid by MSV to MSV Canada was $4.9 million, $4.6 million and $6.3 million, respectively. The rights and services fee received by MSV from MSV Canada during the years ended December 31, 2007, 2006, and 2005 was, $5.6 million, $4.9 million and $4.5 million, respectively. These amounts are eliminated upon consolidation.

Telesat Canada

Telesat Canada was a wholly-owned subsidiary of BCE until October 2007. MSV maintains a preferred provider agreement with Telesat Canada. MSV and MSV Canada agreed to grant preferred provider status to Telesat Canada for any telemetry, tracking and control services and for any satellite procurement services that may be required by the Company or MSV Canada. This agreement will terminate on the later of its fifth anniversary or the date when Telesat and its affiliates collectively no longer hold the majority of the outstanding common shares of MSV Canada Holdings. During the years ended December 31, 2007, 2006 and 2005, MSV incurred expenses totaling $0.7 million, $0.7 million and $1.9 million, respectively, under the preferred provider agreement.

MSV also has an agreement with Telesat to obtain telemetry, tracking, and control services for its MSAT-2 satellite. The original term of the agreement ended on April 30, 2006, with automatic extension for three successive additional renewal periods of one year each, which MSV renewed in 2007. The agreement may be terminated at any time, provided that the Company makes a payment equal to the lesser of 12 months of service or the remaining service fee. During the years ended December 31, 2007, 2006 and 2005, MSV incurred expenses totaling $0.8 million, $0.9 million and $1.1 million, respectively, under this agreement.

MSV acquired consulting services from Telesat Canada in the amounts of $0.8 million, $0.2 million, $0.1 million, respectively, during the years ended December 31, 2007, 2006 and 2005. In addition, the Company acquired administrative support services from Telesat Canada in the amounts of $0.2 million, $0.1 million and $0.1 million during the years ended December 31, 2007, 2006 and 2005, respectively. MSV leases office space from Telesat Canada and incurred rent expense of $0.6 million, $0.5 million and $0.5 million, respectively, during the years ended December 31, 2007, 2006 and 2005.

The Company has a note payable due to Telesat Canada. As of December 31, 2007, the Company had $0.3 million due to Telesat under its various agreements, in addition to the note payable.

Infosat Communications Inc.

Infosat Communications Inc. (Infosat) is a subsidiary of Telesat Canada and an affiliate of BCE. MSV has agreed to provide Infosat with satellite services in Canada, a portion of which were prepaid. The balance of the prepayment was $24.9 million and $21.2 million, respectively as of December 31, 2007 and 2006.

The Company provided services to Infosat pursuant to this agreement in the amount of $1.7 million, $1.7 million and $2.3 million, respectively, in the years ended December 31, 2007, 2006 and 2005, of which $1.5 million, $1.5 million and $2.0 million, respectively, was to be paid in cash, and $0.2 million, $0.2 million and $0.3 million, respectively, was applied against the prepayment. The Company had a receivable of $0.5 million and $0.2 million from Infosat as of December 31, 2007 and 2006, respectively.

SkyTerra and Apollo Investment Fund IV L.P. and Affiliates

Apollo Advisors L.P. and its affiliates (Apollo) are significant holders of SkyTerra common stock. Two of the six Directors of SkyTerra are partners at Apollo. As such, transactions with entities controlled by or affiliated with Apollo are related party transactions.

Hughes Network Systems LLC

Hughes Network Systems LLC (HNS) is a former subsidiary of SkyTerra and indirectly controlled by Apollo. MSV acquired services and equipment from HNS in an amount of $8.8 million, $8.4 million, and $1.3 million, during the years ended December 31, 2007, 2006 and 2005, respectively.

In October 2006, MSV entered into a preferred provider agreement with HNS. Under this agreement, for a period of five years MSV will grant preferred provider status to HNS for the provision of certain engineering and other services and the manufacture of certain equipment, in each case expected to be used by MSV in developing and deploying its next generation integrated network. In November 2006, MSV entered into an agreement with HNS to purchase four satellite base transceiver subsystems for a fixed price of $43.0 million. The Company had amounts payable to HNS of zero, and $2.1 million, as of December 31, 2007, and 2006, respectively.

Hughes Telematics, Inc.

Hughes Telematics, Inc. (Hughes Telematics) is an entity controlled by Apollo. The Company’s General Counsel and Secretary, who is employed on a part-time basis by the Company, also serves part-time as secretary and general counsel for Hughes Telematics. The chief executive officer and president of Hughes Telematics is a current member of the Company’s Board of Directors.

In August 2006, the Company entered into an agreement to provide consulting services to Hughes Telematics. This agreement was terminated in February 2007. During 2006, the Company provided $50,000 of consulting services to Hughes Telematics.

LCC International

LCC International, Inc. (LCC) is controlled by a former limited partner and former member of MSV GP’s Board of Directors. Certain of MSV’s intellectual property was acquired by assignment from entities controlled by this former limited partner of MSV and former member of the MSV GP’s Board of Directors. In certain circumstances where the Company generates royalties from licensing its ancillary terrestrial component (ATC) intellectual property to third parties, the Company may be required to share a portion of such royalty payments with such person and/or related entities.

MSV incurred consulting fees for services provided by LCC in the amount of $0.2 million, zero, and $0.2 million, respectively, during the years ended December 31, 2007, 2006, and 2005.

TerreStar Networks

TerreStar Corporation, which owned 0% and 17% of MSV as of December 31, 2007, and 2006, respectively, owns a controlling interest in TerreStar Networks. The Company owns 11.2% of TerreStar Networks. MSV had granted options to purchase the common stock of TerreStar Networks to certain employees of MSV prior to the spin-off of TerreStar Networks, which are vested and exercisable as of December 31, 2007.

In May 2005, MSV and TerreStar Networks entered into a management services agreement whereby MSV provides technical and program management efforts associated with ATC network development as well as administrative support required to accomplish these tasks. In May 2006, MSV discontinued providing management services to TerreStar Networks, but continued to share intellectual property development.

According to publicly available information, the Company understands that Harbinger also owns a significant investment in TerreStar Corporation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The United States dollar is the functional currency for the Company’s consolidated financials. The functional currency of the Company’s existing Canadian subsidiary and two Canadian joint ventures is the Canadian dollar. The financial statements of these entities are translated to United States dollars using period end rates for assets and liabilities, and the weighted average rate for the period for all expenses and revenues. During the normal course of operating the Company’s current business, the Company is exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the Canadian dollar and the Euro. To reduce the impact of these risks on the Company’s earnings and to increase the predictability of cash flows, the Company uses natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk. When natural offsets are not sufficient, from time to time, the Company enters into certain derivative contracts to buy and sell foreign currencies.

The Company’s foreign currency management policy prohibits speculative trading and allows for derivative contracts to be entered into only when a future foreign currency requirement is identified. These contracts generally have durations of less than one year. The Company accounts for derivatives in accordance with SFAS No. 133,

“Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income (loss) unless the derivatives qualify as hedges of future cash flows. The Company has not elected hedge accounting for any derivative contracts during 2007, 2006, or 2005. As of December 31, 2007, the Company held derivative contracts with a notional value of $1.8 million. The Company recognized a gain of $0.2 million during 2007 related to derivative contracts.

Interest Rate Risk

Changes in interest rates affect the fair value of the Company’s fixed rate debt. The fair value of the Senior Secured Discount Notes at December 31, 2007 was $517.5 million. Based on balances outstanding at December 31, 2007, a 1% increase or decrease in interest rates, assuming similar terms and similar assessment of risk by lenders, would change the estimated market value by $22.2 million and $23.6 million, respectively at December 31, 2007. The Company does not have cash flow exposure to changing interest rates on its Senior Secured Discount Notes because the interest rate for these securities is fixed. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of the Company’s financial instruments. The actual impact of future changes in market interest rates on Senior Secured Discount Notes may differ significantly from the impact in this analysis.

The Company has cash flow exposure to changing interest rates on its Vendor Notes because the interest rate for these securities is not fixed. As of December 31, 2007 the Company had $50.8 million outstanding under its Vendor Notes with interest rates tied to changes in the LIBOR rate. Based on balances outstanding at December 31, 2007, a 1.0% increase in interest rates, assuming repayment of the Vendor Note in accordance with scheduled maturities, would increase the Company’s annual interest expense for 2008 by $0.7 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Such internal control includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2007. This report is included in the report of independent public accounting firm herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SkyTerra Communications, Inc

We have audited SkyTerra Communications, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkyTerra Communication Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SkyTerra Communications, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of SkyTerra Communications, Inc. and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Information relating to the Company’s executive officers and directors, and information regarding other corporate governance matters, including the Company’s audit committee and audit committee financial experts will be in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be held in the second quarter of 2008, which will be filed within 120 days of the end of the Company’s fiscal year ended December 31, 2007 (the “2008 Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information relating to the Company’s executive officer and director compensation will be in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners of the Company’s common stock and information relating to the security ownership of the Company’s management will be in the 2008 Proxy Statement and is incorporated herein by reference.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance will be in the 2008 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions of the company, and regarding director independence will be in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information relating to principal accountant fees and services will be in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following is a list of certain documents filed as a part of this report:

(1)	Financial Statements of the Registrant.

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

(iii)	Consolidated Balance Sheets as of December 31, 2007 and 2006.

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

(v)	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005.

(vi)	Notes to Consolidated Financial Statements.

All other schedules specified in Item 8 or Item 15(d) of Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

(b) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number		Description

3.1	–	Restated Certificate of Incorporation of the Company, which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 18, 2006 and is hereby incorporated herein by reference.

3.2	–	Amended and Restated By-Laws of the Company, which was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 18, 2006 and is hereby incorporated herein by reference.

4.1	–	Indenture, dated as of March 30, 2006, by and among Mobile Satellite Ventures LP and MSV Finance Co., the Guarantors named therein and the Bank of New York relating to the 14% Senior Secured Discount Notes due 2013, which was filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K on March 16, 2007, and is hereby incorporated by reference.

4.2		Indenture by and among Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., the Guarantors named therein and The Bank of New York as Trustee, dated as of January 7, 2008 which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-k, filed on January 8, 2008.

10.1	–	The Company’s Nonqualified Stock Option Plan as amended and restated, which was filed as Exhibit C to the Company’s Definitive Proxy Statement dated November 18, 1994, for Stockholders Meeting held December 15, 1994, and is hereby incorporated herein by reference.

10.2	–	Amended and Restated Securities Purchase Agreement, dated as of June 4, 1999, among the Company, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and AIF/RRRR LLC, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

Exhibit Number		Description

10.3	–	Form of Series 1-A Warrant of the Company, which was filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.4	–	Form of Series 2-A Warrant of the Company, which was filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.

10.5	–	The Company’s Amended and Restated 1998 Long-Term Incentive Plan, which was filed as Exhibit 4(d) to the Company’s Form S-8 filed on November 3, 2000 and is hereby incorporated herein by reference.

Exhibit Number		Description

10.6	–	Amended and Restated Investment Agreement, dated as of October 12, 2001, by and among Motient Corporation, Mobile Satellite Ventures LLC, TMI Communications and Company, Limited Partnership, MSV Investors, LLC and the other investors named therein, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

10.7	–	Amended and Restated Limited Partnership Agreement, dated as of November 12, 2004, by and among MSV Investors, LLC, Mobile Satellite Ventures LP, et al. which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2004 and is hereby incorporated herein by reference.

10.8	–	Second Amended and Restated Parent Transfer/Drag Along Agreement by and among the Company, et al. which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 18, 2004 and is hereby incorporated herein by reference.

10.9	–	Voting Agreement, dated November 12, 2004, by and among MSV Investors, LLC, et al. which was filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2004 and is hereby incorporated herein by reference.

10.10	–	Note Exchange and Conversion Agreement, dated as of November 12, 2004, by and among MSV Investors, LLC, Mobile Satellite Ventures LP, et al. which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 18, 2004 and is hereby incorporated herein by reference.

10.11	–	Amendment to Employment Agreement, dated as of February 15, 2001, between the Company and Robert C. Lewis, which was filed as exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2001 and is hereby incorporated herein by reference.

10.12	–	Investment Agreement, dated as of April 2, 2002, between the Company and the Apollo Stockholders, which was filed as Exhibit 99.2 to the Company’s Current Report filed on Form 8-K, filed on April 4, 2002, and is hereby incorporated herein by reference.

10.13	–	Stipulation of Settlement in the matter In Re Rare Medium Group, Inc. Shareholders Litigation , Consolidated C.A. No. 18879 NC, which was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on April 4, 2002, and is hereby incorporated herein by reference.

10.14	–	Amended and Restated Limited Liability Company Agreement, dated as of April 22, 2005, by and between Hughes Network Systems, Inc. and the Company, which was filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated April 26, 2005 and is hereby incorporated herein by reference.

10.15	–	Stockholders Agreement, dated as of May 11, 2005, by and among TerreStar Networks Inc., MSV Investors, LLC, et al., which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2005 and is hereby incorporated herein by reference.

10.16	–	Parent Transfer/Drag Along Agreement, dated as of May 11, 2005, by and among TerreStar Networks Inc., the Company, et al., which was filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005 and is hereby incorporated herein by reference.

10.17	–	Conditional Waiver and Consent Agreement, dated as of May 11, 2005, by and among the Company, Motient Corporation, et al., which was filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2005 and is hereby incorporated herein by reference.

10.18	–	Separation Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and the Company, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K for dated January 3, 2006 and is hereby incorporated herein by reference.

Exhibit Number		Description

10.19	–	Tax Sharing Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K for dated January 3, 2006 and is hereby incorporated by reference.

10.20	–	Amendment No. 2 to the Amended and Restated Limited Partnership Agreement of Mobile Satellite Ventures LP, dated January 5, 2007, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 10, 2007, and is hereby incorporated herein by reference.

10.21	–	Form of Stock Purchase Agreement, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 10, 2007, and is hereby incorporated herein by reference.

10.22	–	Form of Indemnification Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2006, and is hereby incorporated herein by reference.

10.23	–	Restricted Stock Agreement, by and between Alexander H. Good and the Company, dated December 18, 2006, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2006, and is hereby incorporated herein by reference.

10.24	–	Restricted Stock Agreement, by and between Scott Macleod and the Company, dated December 18, 2006, which was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on December 19, 2006, and is hereby incorporated herein by reference.

10.25	–	Contract for Design, Development and Supply of Satellite Base Transceiver Sub-System (“S-BTS”) between Mobile Satellite Ventures LP and Hughes Network Systems, LLC, dated November 3, 2006, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 8, 2006, and is hereby incorporated herein by reference.

10.26	–	Amendment Agreement No. 1 to MSV Canada Shareholders Agreement by and among TMI Communications and Company, Limited Partnership, Mobile Satellite Ventures (Canada) Inc., Mobile Satellite Ventures Holdings (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.27	–	Preferred Provider Agreement, dated as of October 16, 2006, by and between Hughes Network Systems, LLC and Mobile Satellite Ventures LP, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.28	–	Non-Interference Agreement, dated as of October 6, 2006, by and among BCE Inc., Telesat Canada, Mobile Satellite Ventures (Canada) Inc., Mobile Satellite Ventures Holdings (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.29	–	Preferred Provider Extension Agreement, dated as of October 6, 2006, by and among Telesat Canada, Mobile Satellite Ventures (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.30	–	Pledge Release Agreement, dated as of October 6, 2006, by and among MSV Investors LLC, TMI Communication Delaware, Limited Partnership, Mobile Satellite Ventures LP and other beneficiaries of the Pledge Agreement, dated as of November 26, 2001, as amended, which was filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.31	–	Preferred Provider Termination Agreement, dated as of October 6, 2006, by and among BCE Inc., Mobile Satellite Ventures (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

Exhibit Number		Description

10.32	–	Exchange Agreement, dated as of October 6, 2006, by and between SkyTerra Communications, Inc. and BCE Inc., which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2006, and is hereby incorporated herein by reference.

10.33	–	Registration Rights Agreement, dated as of October 6, 2006, by and between SkyTerra Communications, Inc. and BCE Inc., which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 11, 2006, and is hereby incorporated herein by reference.

10.34	–	Registration Rights Agreement, dated as of September 25, 2006, by and between SkyTerra Communications, Inc. and Motient Corporation, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2006, and is hereby incorporated herein by reference.

10.35	–	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Mobile Satellite Ventures LP, dated as of September 25, 2006, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 28, 2006, and is hereby incorporated herein by reference.

10.36	–	Amendment No. 4 to the Amended and Restated Stockholders’ Agreement of Mobile Satellite Ventures GP, Inc., dated as of September 25, 2006, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 28, 2006, and is hereby incorporated herein by reference.

10.37	–	Preferred Redemption Agreement, dated May 6, 2006, by and among the Company, Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.38	–	Exchange Agreement, dated May 6, 2006, by and among Motient Corporation, Motient Ventures Holding Inc. and the Company, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.39	–	Form of Exchange Agreement, dated May 6, 2006, by and among the Company, certain corporations affiliated with Columbia Capital and Spectrum Equity Investors, MVH Holdings, Inc. and Motient Corporation, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.40	–	Registration Rights Agreement, dated May 6, 2006, by and among the Company and each of the Blocker Corporations and each of the stockholders of the Blocker Corporations, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.41	–	Merger Agreement, dated May 6, 2006, by and among Bay Harbour MSV, Inc., Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., Bay Harbour Master Ltd., MSV Rollup LLC and the Company, which was filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.42	–	Form of Asset Purchase Agreement, dated May 6, 2006, by and among the Company and each of the MSV Minority Investors, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.43	–	Registration Rights Agreement dated, May 6, 2006, by and among Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd. et al. and the Company, which was filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

Exhibit Number		Description

10.44	–	Amendment No. 2 to TerreStar Networks Inc. Stockholders’ Agreement, which was filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.45	–	TerreStar Networks Inc. Amended and Restated Stockholders’ Agreement, which was filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.46	–	Amendment No. 3 to Amended and Restated Stockholders’ Agreement of Mobile Satellite Ventures GP Inc., which was filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.47	–	Note Purchase Agreement, dated as of December 30, 2005, by and among Hughes Communications, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 3, 2006 and is hereby incorporated herein by reference.

10.48	–	Security Agreement, dated as of January 1, 2006, by and between Hughes Communications, Inc. and Apollo Investment Fund IV, L.P., as Collateral Agent and Secured Party, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 3, 2006 and is hereby incorporated herein by reference.

10.49	–	Registration Rights Agreement, dated as of January 1, 2006, by and among Hughes Communications, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC, which was filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on January 3, 2006 and is hereby incorporated herein by reference.

10.50	–	Membership Interest Purchase Agreement, by and among DTV Network Systems, Inc., The DIRECTV Group, Inc., SkyTerra Holdings, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC, dated as of November 10, 2005, which was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on January 3, 2006 and is hereby incorporated herein by reference.

10.51	–	Contract, dated January 9, 2006, between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures, LP for the MSV L-Bond Space-Based Network, which was filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.52	–	Amendment No. 1 to Contract between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures, LP for the MSV L-Bond Space-Based Network, dated March 9, 2006, which was filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.53	–	Amendment No. 2 to Contract between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures for the MSV L-Bond Space-Based Network, dated September 11, 2006, which was filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.54	–	Second Amended and Restated Intellectual Property Assignment and License Agreement , dated November 21, 2006 and effective October 1, 2006, between ATC Technologies LLC and TerreStar Networks Inc., which was filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.55	–	Letter Agreement, dated February 6, 2007, between Mobile Satellite Ventures, LP and Mobile Satellite Ventures (Canada) Inc., which was filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.56	–	Satellite Delivery Agreement, dated February 22, 2007, between Mobile Satellite Ventures LP and Mobile Satellite Ventures (Canada) Inc., which was filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.57	–	Capacity Lease Agreement, dated November 26, 2001, between Mobile Satellite Ventures (Canada) Inc. and 3051361 Nova Scotia Unlimited Liability Company, which was filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.58	–	MSV Canada Shareholders Agreement, dated as of November 26, 2001 by and among TMI Communications and Company, Limited Partnership, Mobile Satellite Ventures (Canada) Inc., Mobile Satellite Ventures Holdings (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.59	–	Mobile Satellite Ventures LP 2001 Unit Incentive Plan (as amended and effective January 24, 2003), which was filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

Exhibit Number		Description

10.60	–	Mobile Satellite Ventures LP 2001 Unit Incentive Plan (effective as of December 17, 2001) (amended as of July 1, 2004) (subject to further amendment October 11, 2005), which was filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.61	–	Form of Mobile Satellite Ventures LP 2001 Unit Incentive Plan (as amended) Nonqualified Unit Option Agreement, which was filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.62	–	Employment Letter of Alexander H. Good, dated February 26, 2004, which was filed as Exhibit 10.62 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.63	–	Amendment Agreement to Amend Employment Letter of Alexander H. Good, dated as of April 3, 2006, between Mobile Satellite Ventures and Alexander H. Good, which was filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.64	–	Change of Control Agreement, dated as of February 29, 2004, between Mobile Satellite Ventures LP and Alex H. Good, which was filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.65	–	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated February 24, 2005, between Mobile Satellite Ventures LP and Alexander H. Good, which was filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.66	–	Employment Letter of Scott Macleod, dated January 9, 2006, which was filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.67	–	Executive Change of Control Agreement, dated as of January 27, 2006, between Mobile Satellite Ventures LP and Scott Macleod, which was filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.68	–	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated January 27, 2006, between Mobile Satellite Ventures LP and Scott Macleod, which was filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.69	–	Mobile Satellite Ventures LP 2001 Unit Incentive Plan (as amended) Phantom Unit Agreement, dated January 27, 2006, between Mobile Satellite Ventures LP and Scott Macleod, which was filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.70	–	SkyTerra Communication, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Annex III to the Company’s Definitive Proxy, filed June 23, 2006), which was filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.71	–	Restricted Stock Agreement, by and between Robert Lewis and the Company, dated January 11, 2007, which was filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference.

10.72		Amendment No. 2 to the Amended and Restated Limited Partnership Agreement of MSV, dated January 5, 2007, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 10, 2007, and is hereby incorporated herein by reference

10.73		Stock Option Agreement, by and between James Wiseman and the Company, dated August 20, 2007, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-k, filed on August 22, 2007, and is hereby incorporated by reference.

10.74		Offer Letter between James Wiseman and Mobile Satellite Ventures LP, dated July 13, 2007, which was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-k, filed on August 22, 2007, and is hereby incorporated by reference.

10.75		Change of Control Agreement between James Wiseman and MSV, dated August 20, 2007, , which was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-k, filed on August 22, 2007, and is hereby incorporated by reference.

10.76		Securities Purchase Agreement, dated as of December 15, 2007, by and among SkyTerra Communications, Inc., Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Special Situations Fund, LP., which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-k, filed on December 15, 2007.

Exhibit Number		Description

10.77		Form of Warrant to Purchase shares of common stock, issued to Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Special Situations Fund, LP, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on December 18, 2007.

10.78		Form of Registration Rights Agreement, by and among SkyTerra Communications, Inc., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Special Situations Fund, LP, which was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-k, filed on December 18, 2007.

10.79		Cooperation Agreement, dated as of December 20, 2007, by and among SkyTerra Communications, Inc., Mobile Satellite Ventures LP, Mobile Satellite Ventures (Canada) Inc. and Inmarsat Global Limited, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-k, filed on December 21, 2007.

10.80		Subscription Agreement, dated as of December 20, 2007, by and between SkyTerra Communications, Inc. and Inmarsat Global Limited, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-k, filed on December 21, 2007.

10.81		Registration Rights Agreement, dated as of December 20, 2007, by and between SkyTerra Communications, Inc. and Inmarsat Global Limited, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-k, filed on December 21, 2007.

10.82		Phase 0 Block Loan Agreement, dated as of December 20, 2007, by and among Mobile Satellite Ventures LP, Mobile Satellite Ventures (Canada) Inc., SkyTerra Communications, Inc. and Inmarsat Global Limited, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-k, filed on December 21, 2007.

10.83		Amendment No. 1 to the Securities Purchase Agreement by and among SkyTerra Communications, Inc., Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Special Situations Fund, LP, dated as of January 7, 2008, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-k, filed on January 8, 2008.

16.1	–	Letter of Deloitte & Touche LLP, dated May 4, 2006, which was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K dated May 4, 2006 and is hereby incorporated herein by reference.

21	–	Subsidiaries of the Company are MSV Investors Holdings, Inc., a Delaware corporation, MSV Rollup, LLC, a Delaware corporation, MSV Rollup Sub, LLC, a Delaware corporation, MSV Investors, LLC, a Delaware corporation, TMI Communications Delaware Limited Partnership, a Delaware limited partnership, and Mobile Satellite Ventures LP, a Delaware limited partnership.

23.1	–	Consent of Ernst & Young LLP.

31.1	–	Certification of Alexander H. Good, Chief Executive Officer and President of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of Scott Macleod, Executive Vice President and Chief Financial Officer of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of Alexander H. Good, Chief Executive Officer and President of the Company, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of Scott Macleod, Executive Vice President and Chief Financial Officer of the Company, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYTERRA COMMUNICATIONS, INC.

By:	/S/ ALEXANDER H. GOOD
Name:	Alexander H. Good
Title:	Chief Executive Officer and President

Dated: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALEXANDER H. GOOD Alexander H. Good	Chief Executive Officer and President (Principal Executive Officer)	February 28, 2008

/S/ SCOTT MACLEOD Scott Macleod	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/S/ JAMES A. WISEMAN James A. Wiseman	Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2008

/S/ ANDREW D. AFRICK Andrew D. Africk	Director	February 28, 2008

/S/ JEFFREY KILLEEN Jeffrey Killeen	Director	February 28, 2008

/S/ JEFFREY A. LEDDY Jeffrey A. Leddy	Director	February 28, 2008

/S/ AARON J. STONE Aaron J. Stone	Director	February 28, 2008

/S/ MICHAEL D. WEINER Michael D. Weiner	Director	February 28, 2008

/S/ WILLIAM F. STASIOR William F. Stasior	Director	February 28, 2008

SkyTerra Communications, Inc.

Consolidated Financial Statements

Years ended December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SkyTerra Communications, Inc.

We have audited the accompanying consolidated balance sheets of SkyTerra Communications, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyTerra Communications, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2005 the Company adopted Statement of Financial Accounting Standards Interpretation No. 46, Consolidation of Variable Interest Entities. Also, as discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2008

SkyTerra Communications, Inc.

Consolidated Statements of Operations

(Dollars in thousands except per share data)

	Year ended December 31
	2007	2006	2005
Revenues:
Services and related revenues	$28,002	$27,155	$27,200
Equipment sales	5,264	6,984	1,936
Other revenues	817	715	838

Total revenues	34,083	34,854	29,974
Operating expenses:
Cost of equipment sold	4,245	5,738	1,577
Operations and cost of services (exclusive of depreciation and amortization)	25,030	19,796	22,995
Sales and marketing	7,559	4,213	2,536
Research and development (exclusive of depreciation and amortization)	10,568	5,127	2,218
General and administrative	29,643	30,538	23,690
Depreciation and amortization	29,129	11,701	16,111

Total operating expenses	106,174	77,113	69,127

Operating loss	(72,091)	(42,259)	(39,153)
Other income (expense):
Interest income	18,156	20,517	3,490
Interest expense	(39,093)	(43,740)	(145)
Management fee from TerreStar Networks	602	1,331	3,621
Impairment of investment in TerreStar Networks	(34,520)	—	—
Other income (expense), net	(904)	602	61

Loss before income taxes and minority interest	(127,850)	(63,549)	(32,126)
Benefit (provision) for income taxes	333	(1,255)	—
Minority interest, net of tax	3,961	7,704	—

Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(123,556)	(57,100)	(32,126)
Loss from TerreStar Networks discontinued operations, net of tax	—	—	(9,553)

Loss before cumulative effect of change in accounting principle	(123,556)	(57,100)	(41,679)
Cumulative effect of change in accounting principle, net of tax	—	—	724

Net loss	$(123,556)	$(57,100)	$(40,955)

Loss per common share:
Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(1.24)	$(1.24)	$(0.81)
Loss from TerreStar Networks discontinued operations	$—	$—	$(0.24)
Cumulative effect of change in accounting principle	$—	$—	$0.02

Basic and diluted loss per common share	$(1.24)	$(1.24)	$(1.03)

Basic and diluted weighted average common shares outstanding	100,037,720	46,222,570	39,596,433

See accompanying notes.

SkyTerra Communications, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$127,905	$195,017
Investments	97,764	247,625
Restricted cash	17	26
Accounts receivable, net of allowance of $78 and $44, respectively	4,840	4,632
Management fee due from TerreStar	117	127
Inventory	2,531	3,199
Prepaid expenses and other current assets	3,794	3,150

Total current assets	236,968	453,776
Property and equipment, net	417,052	110,263
Intangible assets, net	539,057	54,446
Goodwill	12,435	16,932
Restricted cash, long-term	850	2,350
Debt issuance costs, net	6,812	12,130
Investment in TerreStar Networks and TerreStar Global	78,100	112,620
Deferred income taxes	652	1,193
Other assets	3,109	3,337

Total assets	$1,295,035	$767,047

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Notes payable, current portion	$15,745	$247
Accounts payable and accrued expenses	52,374	13,227
Deferred revenue, current portion	3,319	5,350
Other current liabilities	190	151
Income taxes payable	1,070	—
Deferred income taxes	—	2,137

Total current liabilities	72,698	21,112
Senior secured discount notes, net	552,719	483,410
Notes payable, net of current portion	36,302	223
Deferred revenue, net of current portion	16,333	20,971
Other long term liabilities	257	—

Total liabilities	678,309	525,716

Commitments and contingencies

Minority interest	508	361,274

Stockholders’ equity (deficit):
Common stock, $0.01 par value. Authorized 200,000,000 shares; 34,265,663 and 33,245,018 shares issued and outstanding at December 31, 2007 and 2006, respectively	343	332
Non-voting common stock, $0.01 par value. Authorized 100,000,000 shares; 72,614,414 and 31,651,870 shares issued and outstanding at December 31, 2007 and 2006, respectively	726	317
Additional paid-in capital	952,520	4,862
Accumulated other comprehensive loss	(1,855)	(798)
Accumulated deficit	(335,516)	(124,656)

Total stockholders’ equity (deficit)	616,218	(119,943)

Total liabilities and stockholders’ equity (deficit)	$1,295,035	$767,047

See accompanying notes.

SkyTerra Communications, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Dollars in Thousands, except for share data)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount
Balance, year ended December 31, 2004	14,118,159	141	25,478,273	255	$321,395	$(4,185)	$(494)	$(104,148)	$212,964
Issuance of MSV Options	—	—	—	—	8,717	(8,717)	—	—	—
Equity-based compensation	—	—	—	—	—	8,369	—	—	8,369
Distribution of TerreStar Networks to MSV unit holders	—	—	—	—	869	113	—	—	982
Exercise of unit options in MSV	—	—	—	—	529	—	—	—	529
Net loss	—	—	—	—	—	—	—	(40,955)	(40,955)	$(41,679)
Change in market value of derivative instruments	—	—	—	—	—	—	(37)	—	(37)	(37)
Foreign currency translation adjustment	—	—	—	—	—	—	(592)	—	(592)	(592)

Balance, December 31, 2005	14,118,159	141	25,478,273	255	331,510	(4,420)	(1,123)	(145,103)	181,260
Total, year ended December 31, 2005										$(42,308)

Effect of adoption of SFAS No. 123(R)	—	—	—	—	(4,420)	4,420	—	—	—
MSV Exchange Transactions	12,392,173	124	12,218,443	122	(336,360)	—	—	77,547	(258,567)
Recognition of change in fair value of minority interest redemption rights	—	—	—	—	3,069	—	—	—	3,069
Equity-based compensation	600,000	6	—	—	10,351	—	—	—	10,357
Exercise of MSV unit options	—	—	—	—	454	—	—	—	454
Exercise of stock options	89,840	1	—	—	258	—	—	—	259
Exchange of voting for nonvoting common stock by Apollo	6,044,846	60	(6,044,846)	(60)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(57,100)	(57,100)	$(57,100)
Foreign currency translation adjustment	—	—	—	—	—	—	325	—	325	325

Balance, December 31, 2006	33,245,018	332	31,651,870	317	4,862	—	(798)	(124,656)	(119,943)
Total, year ended December 31, 2006										$(56,775)

BCE Exchange Transaction	176,250	2	22,533,745	225	392,781	—	(296)	(44,878)	347,834
TerreStar Corporation Exchange Transactions	—	—	18,855,144	188	523,582	—	(286)	(42,426)	481,058
Recognition of change in fair value of minority interest redemption rights	—	—	—	—	21,783	—	—	—	21,783
Exercise of MSV unit options	—	—	—	—	535	—	—	—	535
Exercise of stock options	168,050	2	—	—	586	—	—	—	588
Equity-based compensation	250,000	3	—	—	8,391	—	—	—	8,394
Exchange of voting for nonvoting common stock	426,345	4	(426,345)	(4)	—	—	—	—	—
Net loss	—	—	—	—	—		—	(123,556)	(123,556)	$(123,556)
Foreign currency translation adjustment	—	—	—	—	—	—	(475)	—	(475)	(475)

Balance, December 31, 2007	34,265,663	$343	72,614,414	$726	$952,520	$—	$(1,855)	$(335,516)	$616,218

Total, year ended December 31, 2007										$(124,031)

See accompanying notes

SkyTerra Communications, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year ended December 31
	2007	2006	2005
Operating activities
Net loss	$(123,556)	$(57,100)	$(40,955)
Loss from TerreStar Networks discontinued operations	—	—	9,553

Loss from continuing operations	(123,556)	(57,100)	(31,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,129	11,701	16,111
Amortization of debt issuance costs and debt discount	38,749	43,680	—
Equity-based compensation	8,134	10,444	8,369
Amortization of discount on investments	(6,510)	(3,609)	—
Deferred income benefit (provision)	(1,650)	944	—
Minority interest	(3,961)	(7,704)	—
Impairment of investment in TerreStar Networks	34,520	—	—
Loss on forfeiture of performance bond	—	2,250	—
TerreStar Networks discontinued operations	—	—	113
Cumulative effect of change in accounting principle	—	—	(724)
Changes in operating assets and liabilities:
Accounts receivable	40	(1,243)	53
Management fee due from TerreStar Networks	10	642	(769)
Inventory	668	(2,489)	(12)
Prepaid expenses and other assets	(374)	(1,218)	(478)
Accounts payable and accrued expenses	3,657	(3,560)	672
Deferred revenue	(1,915)	(1,467)	(988)
Other current and non current liabilities	(305)	77	9

Net cash used in operating activities	(23,364)	(8,652)	(9,046)
Investing activities
Purchase of property and equipment	(240,494)	(99,063)	(296)
Restricted cash	1,509	1,638	(6,134)
Purchase of investments	(274,810)	(471,528)	(52,278)
Proceeds from maturity of investments	431,181	279,790	—
Cash acquired in MSV Exchange Transactions	—	10,310	—
Cash acquired in BCE Exchange Transaction	37,000	—	—
Purchase of intangible assets and other assets	—	—	(3,000)
Investment in TerreStar Global	—	(653)	—

Net cash used in investing activities	(45,614)	(279,506)	(61,708)
Financing activities
Proceeds from issuance of senior secured discount notes, net of debt issuance costs of $13,118	—	423,052	—
Proceeds from issuance of notes payable	1,058	—	—
Principal payments on note payable to Telesat Canada	(247)	(225)	(206)
Proceeds from exercise of stock options	588	259	—
Proceeds from exercise of MSV unit options	535	454	529

Net cash provided by financing activities	1,934	423,540	323
Effect of exchange rates on cash and cash equivalents	(68)	(290)	1,232

Net (decrease) increase in cash and cash equivalents	(67,112)	135,092	(69,199)
Cash and cash equivalents, beginning of period	195,017	59,925	129,124

Cash and cash equivalents, end of period	$127,905	$195,017	$59,925

Supplemental information
Cash paid for interest	$302	$54	$102
Cash paid for income taxes	$602	$—	$—
Cash paid for income taxes related to Hughes distribution or Exchange transactions	$518	$6,131	$—
Non-cash financing information
Non-cash investing and financing activities (vendor financing)	$50,765	$—	$—
Distribution of TerreStar Networks	$—	$—	$869

See accompanying notes

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

1. Organization and Business

All SkyTerra Communications, Inc. (SkyTerra or the Company) operating and development activity is performed through its 99.3% owned consolidated subsidiary Mobile Satellite Ventures LP (MSV). The Company currently offers a range of mobile satellite services using two geostationary satellites that support the delivery of data, voice, fax and dispatch radio services. MSV is licensed by the United States government and Mobile Satellite Ventures (Canada) Inc. (MSV Canada, a consolidated variable interest entity of MSV) (see Note 2) is licensed by the Canadian government to operate in the L-band spectrum that the Company has coordinated for its use. The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. The Company plans to launch two new satellites that will serve as the core of a next generation network. These new satellites, MSV-1 and MSV-2, are planned for launch in September 2009 and July 2010, respectively.

The Company’s operations are subject to significant risks and uncertainties including technological, competitive, financial, operational, and regulatory risks associated with the wireless communications business. The Company will also require substantial additional capital resources to construct its next generation integrated network.

The Company has significant operating and contractual obligations over the next twelve months. The Company’s current operating assumptions and projections, which reflect management’s best estimate of future revenue, operating expenses, and capital commitments, indicate that the Company’s current sources of liquidity, including the proceeds of its January 2008 debt financing, will be sufficient to fund operations through December 31, 2008, however, additional funding will be required in early 2009. The Company’s ability to meet its projections, however, is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate.

The Company is actively pursuing means to extend its liquidity and raise capital. These alternatives may include the sale of the investment in TerreStar Networks Inc. (TerreStar Networks), a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, the renegotiation of vendor payment schedules to defer payments into the future, the postponement of certain discretionary spending, or some combination of these actions. While the Company is actively exploring alternatives for the sale of the TerreStar Networks investment, raising additional capital through a variety of funding sources, and potentially deferring and/or otherwise restructuring some of its contractual obligations, there can be no assurances that the Company will be able to do so or that the Company will be able to do so on terms that are favorable. The type, timing, and terms of financing, if required, selected by the Company will be dependent upon the Company’s cash needs, the availability of financing sources, and the prevailing conditions in the financial markets. There can be no assurance that such financing will be available to the Company at any given time or available on favorable terms.

Any deferrals, restructuring of payments, or postponement of discretionary spending could delay the satellite program or otherwise negatively affect the Company’s ability to continue the development of its planned next generation integrated satellite-terrestrial network on a timely basis. If the Company is not able to obtain additional funding, or defer or otherwise restructure significant contractual obligations, the Company may be required to consider alternatives such as selling assets, restructuring debt obligations, ceasing development of its the next generation integrated satellite-terrestrial network, or curtailing certain other activities to conserve cash sufficient to fund operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and include the accounts of the Company, MSV, all wholly owned subsidiaries of the Company and MSV, and all variable interest entities for which the Company or MSV is the primary beneficiary. The results for the Company include the results of MSV for all years presented and SkyTerra for the period beginning on September 25, 2006 (the closing date of the MSV Exchange Transactions, see Note 3 for a discussion of reverse acquisition accounting). The Company accounts for its investments in affiliates in which it owns less than 20% of the voting stock and does not possess significant influence over the operations of the investee under the cost method of accounting. All intercompany accounts are eliminated upon consolidation.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

Use of Estimates

The preparation of consolidated financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to the valuation of the investment in TerreStar Networks, valuation of intangible assets, valuation of MSV limited partnership units, the useful lives of long-lived assets, and judgments involved in evaluating asset impairments, among others, have a material impact on the financial statements. The Company bases estimates on historical experience and various other assumptions the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

Cash and Cash Equivalents

Cash equivalents include money market instruments, commercial paper and demand deposit accounts. The Company generally considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash are performance bonds held by regulatory governmental agencies relate to the Company’s obligations to perform under certain regulatory requirements.

Investments

Investments include commercial paper, certificates of deposit, municipal bonds and securities issued by government agencies. All of the Company’s investments are considered held-to-maturity with original maturities of less than one year and are reported at amortized cost. The classification of investments is determined at the time of purchase and re-evaluated at each balance sheet date. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method.

In the event that the amortized cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost, the financial health and business outlook for the investee, and the Company’s intent and ability to hold the investment. If a decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to fair value and the amount of the write-down is included in results of operations.

Held-to-maturity marketable securities are reported at amortized cost. The estimated fair value of held-to-maturity investments are as follows (in thousands):

	December 31
	2007	2006
Amortized cost (carrying amount)	$97,764	$247,625
Net unrealized gain	115	2

Estimated fair value	$97,879	$247,627

Investments in TerreStar Networks

The Company owns 11.2% of TerreStar Networks. TerreStar Networks is a private company and consolidated subsidiary of TerreStar Corporation. The Company accounts for its investment in TerreStar Networks under the cost method for equity investments. The Company evaluates impairment in accordance with Financial Accounting Standard Board (FASB) Staff Position (FSP) Statement of Financial Accounting Standard (SFAS) 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Accordingly, the Company considers both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as its intent and ability to hold investments that may have become temporarily or otherwise impaired.

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

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

The amount recorded in the Company’s financial statements subsequent to the final purchase price allocation related to the MSV Exchange Transaction was $112.0 million. This amount reflected the application of negative goodwill in the purchase accounting. This amount, plus $0.6 million of additional investment in TerreStar Networks Global, a subsidiary of TerreStar Networks, was the carrying amount as of December 31, 2006.

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

During the second quarter of 2007, the Company initiated preliminary dialogue with potential buyers of the TerreStar Networks investment. These interested parties indicated that, in addition to market based valuations that considered the public trading price of the shares of the Company owned by TerreStar Corporation, they were also utilizing a valuation method based upon the value of the Company’s and TerreStar Network’s spectrum assets as derived from public trading price of the shares of both TerreStar Corporation and the Company (Equivalent Spectrum Value Method).

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

•

Instability in the broader financial markets became more pronounced and negatively impacted the overall environment for the sale of the investment as well as negatively impacted the Company’s other financing alternatives. These factors, coupled with the Company’s cash position at the time impacted its bargaining position with potential buyers, as well as its ability and intent to hold the investment.

Based upon these factors, the Company determined that the TerreStar Networks investment had become other-than-temporarily impaired. The investment was written-down to a value of $90.1 million, resulting in a charge of $22.5 million during the third quarter.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

As of December 31, 2007, the Company updated its TerreStar Corporation Market Method and Equivalent Spectrum Value Method valuations. As a part of its review and determination of fair value, the Company evaluated the following factors that had developed during the fourth quarter:

•	For the third consecutive quarter the estimated range of value decreased.

•	Instability and declines in value in the broader financial markets continued, including a deterioration of the trading value of TerreStar Corporation common stock.

Based upon the impact of these factors, the Company determined that the TerreStar Networks investment had become further other-than-temporarily impaired. The investment was written-down to a value of $78.1 million, resulting in a charge of $12.0 million during the fourth quarter and $34.5 million during the year ended December 31, 2007. There is no assurance that the proceeds from the ultimate disposition of this asset, if any, will be equal to or greater than the $78.1 million carrying amount recorded as of December 31, 2007. The trading value of TerreStar Corporation common stock continued to decline subsequent to December 31, 2007. The Company will continue to evaluate the effect of the decline on the value of its investment in TerreStar Networks to determine if such decline is other-than-temporary in the first quarter of 2008.

Inventory

Inventories consist of finished communication devices that are stated at the lower of cost or market, using the average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes, and records a charge to current-period income when such factors indicate that a reduction in net realizable value has occurred.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Property and equipment acquired in business combinations are recorded at their estimated fair value on the date of acquisition. Eligible internally developed software costs incurred (generally developed as a component of a satellite system) are capitalized. Such costs include external direct material and service costs, employee payroll and payroll-related costs. Internally developed software is amortized using the straight-line method over the estimated useful life of the software.

Depreciation is computed using the straight-line method over estimated useful lives of the assets as follows:

Satellite system in service	9 years
Office equipment and furniture	3-5 years
Software	2-3 years
Leasehold improvements	Shorter of the useful life or lease term

Expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an asset is impaired, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset. The Company has made significant investments in certain technology related to its next generation network, including development of a satellite air interface. If the Company were to utilize different technologies then those on which it has begun development work, it may realize significant impairment charges in the future.

Goodwill

Goodwill is not amortized, but is reviewed at least annually for impairment, and written down and charged to results of operations in periods in which the recorded value of goodwill is determined to be greater than its estimated fair value. No goodwill has become impaired in the years ended December 31, 2007, 2006, or 2005.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company maintained cash balances at financial institutions that exceeded federally insured limits as of December 31, 2007. The Company maintains its cash and cash equivalents at high-credit-quality institutions, and as a result, management believes that credit risk related to its cash is not significant.

The Company generally grants credit to customers on an unsecured basis. The Company performs ongoing evaluations regarding collection of amounts owed to the Company. The Company records an allowance for doubtful accounts equal to the amount estimated to be uncollectible.

The Company’s significant customers, as measured by percentage of total revenues, were as follows:

	Year ended December 31
	2007	2006	2005
Customer A	*	*	12%
Customer B	*	11%	*

The Company’s significant customers, as measured by percentage of total accounts receivable, were as follows:

	December 31
	2007	2006
Customer A	*	11%
Customer C	14%	*
Customer D	10%	*

*	Customer did not represent more than 10% for the period presented.

Fair Value of Financial Instruments

The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of these instruments. The fair value of the Company’s investments that are classified as held to maturity was $97.8 million as of December 31, 2007. The investment in TerreStar Networks has been written down to its fair value of $78.1 million, as of December 31, 2007. The fair value of the Senior Secured Discount Notes was $517.5 million as of December 31, 2007.

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

Telephony is the supply of voice service to end users. Telephony customers are acquired through retail dealers or resellers. Retail dealers receive activation fees and earn commissions on monthly end user access and usage revenues. Resellers are under contractual arrangements with the Company for their purchase of monthly access and usage, and they manage the arrangements with the end user. Telephony customers are charged activation fees, fixed monthly access fees and variable usage charges, generally charged by minute of usage. Monthly network access revenue is recognized in the month of service to the end user. Variable usage revenue is recognized during the period of usage. Activation fees are deferred and recognized ratably over the customer’s contractual service term, generally one year.

Data service provides transmission in an “always-on” fashion. Common applications for data customers include fleet and load management, credit card verification, e-mail, vehicle position reporting, mobile computing, and data message

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

broadcasting. Customers are acquired through resellers. Resellers are under contractual arrangements for their purchase of monthly access and usage from the Company, and manage the arrangements with the end user. Data service revenue is recognized in the month of service.

Dispatch service provides the wide-area equivalent of “push-to-talk” two-way radio service among users in customer defined groups. Customers are acquired through dealers and resellers. Resellers are under contractual arrangements for their purchase of monthly access from the Company, and manage the arrangements with the end user. Dispatch users pay a fixed access fee for unlimited usage; however, the fee varies with the coverage available. Dispatch service revenue is recognized in the month of service.

New and existing subscribers to the Company’s network can purchase from the Company a range of satellite handset configurations. Hardware generally includes handsets, antennas, and cables, and can be purchased in “kits” that include the hardware a customer would typically need to utilize the satellite services. Resellers may purchase equipment in advance for purposes of resale to their end users. Equipment does not carry a right of return, and revenue is recognized upon transfer of title, which occurs at the time of shipment to the customer.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are recorded against deferred tax assets when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in evaluating whether it is more likely than not that deferred tax assets will be realized.

On January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

The Company conducts business in the U.S and Canada and is subject to tax in those jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal, state, local and foreign tax authorities.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax provision. For the year ended December 31, 2007, there have been no interest and penalties recorded as a component of income tax provision.

Equity-based Compensation

Prior to January 1, 2006, MSV accounted for employee equity-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Effective January 1, 2006, MSV adopted SFAS No. 123(R), Share Based Payment, using the modified prospective method. Under the modified prospective method, the Company continued to account for unvested options that were outstanding as of December 31, 2005 under the intrinsic value method and record compensation expense for options and awards granted subsequent to January 1, 2006 based on the estimated grant date fair value. Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R), the net loss increased by $3.3 million for the year ended December 31, 2006 and basic and diluted loss per share increased by $0.07 as compared to results if the Company had continued to apply the intrinsic value method. Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company reclassified deferred compensation of $4.4 million to additional paid in capital.

Foreign Currency and International Operations

The Company has operations in Canada. The functional currency of the related subsidiary and consolidated variable interest entity are the Canadian dollar. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

and revenue and costs are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations. Foreign exchange transaction gains were $303,000, $30,000, and $23,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

Derivatives

The Company recognizes derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected against earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity and subsequently recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in net loss as it occurs.

The Company is exposed to the impact of fluctuations in the exchange rate of the Canadian dollar and the Euro. The Company limits this risk by the use of forward and option contracts. The Company does not use derivatives for trading or speculative purposes. As of December 31, 2007, and 2006, the Company had contracts in place for portions of its forecasted expenses and equipment purchases, payable in Canadian dollars or Euros, totaling $1.8 million and $3.6 million, respectively. These forward and option contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception.

The Company recognized its derivatives as assets or liabilities measured at fair value with changes in fair value included in earnings for the years ended December 31, 2007 and 2006. The Company’s unrealized gains of $19,000 and losses of $32,000 related to these contracts as of December 31, 2007 and 2006, respectively, are reflected in other income (expense) in the accompanying consolidated income statements.

Other Comprehensive Income

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes revenue, expenses, gains, and losses that under GAAP are included in other comprehensive income (loss), but excluded from net income (loss). As of December 31, 2006 and 2007, accumulated other comprehensive loss, consisted of foreign currency translation adjustments.

Loss Per Common Share

Basic earnings per share is determined by dividing the net income attributable to common stockholders by the weighted average number of common shares and participating securities outstanding during the period. Participating securities are included in the basic earnings per share calculation when dilutive. Diluted earnings per share is determined by dividing the net income attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding stock options and warrants are computed using the treasury stock method.

The Company’s restricted stock that was granted during the years ended December 31, 2007 and 2006 has been excluded from basic loss per common share until the shares vest, and excluded from the computation of diluted net loss per common share, as the effect would have been anti-dilutive. Options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per common share in all years as the effect would have been anti-dilutive. The Company also excluded the shares issuable to TerreStar Corporation in exchange for TerreStar Corporation’s interest in MSV from the computation of diluted loss per common share in 2007 and 2006, as the effect would have been anti-dilutive.

Variable Interest Entities

MSV holds a 26% indirect, and a 20% direct interest in MSV Canada. MSV determined that it is the primary beneficiary of MSV Canada as a result of its direct and indirect ownership interests in MSV Canada, its obligation to fund the operations of MSV Canada, and the rights and services and capacity agreements between MSV and MSV Canada. MSV is obligated, by contract, to fund MSV Canada. This agreement may terminate upon written agreement between MSV and MSV Canada, or upon one party becoming the beneficial owner of all of the shares of MSV Canada.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

In accordance with the transition provisions of FIN 46, Variable Interest Entities, the assets, liabilities, and noncontrolling interests of newly consolidated VIEs (such as MSV Canada) were initially recorded at the amounts at which they would have been carried in the consolidated financial statements if FIN 46 had been effective when the Company first met the conditions to be the primary beneficiary of the VIE.

The difference between the net amount added to the consolidated balance sheet related to MSV Canada and the Company’s recorded interest in MSV Canada represented a gain of $0.7 million and was recognized as a cumulative effect of change in accounting principle during the year ended December 31, 2005. The adoption of FIN 46 on January 1, 2005 also increased total assets by $3.3 million and total liabilities by $2.6 million.

Loss Contingencies

The Company accrues loss contingencies that are believed to be probable and can be reasonably estimated. As events evolve and additional information becomes known, the Company reassesses its estimates related to loss contingencies.

Recent Pronouncements

In September 2006, the FASB issued Statement of SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. In February 2008, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP No. 157-2, Effective Date of FASB Statement No. 157, as amendments to SFAS 157, which exclude lease transactions from the scope of SFAS 157 and also defer the effective date of the adoption of SFAS 157 for non-financial assets and non-financial liabilities that are nonrecurring. The provisions of SFAS 157 are effective for the year beginning January 1, 2008, except for certain non-financial assets and liabilities for which the effective date has been deferred to January 1, 2009. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (SFAS 159) which is effective fiscal year beginning after November 15, 2007. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. The Company is currently assessing the impact, if any, of SFAS 159 on its consolidated financial statements.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (EITF 06-1). EITF 06-1 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. The provisions of EITF 06-1 will be effective on January 1, 2008. The Company is currently assessing the impact, if any, of EITF 06-1 on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141R). FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. FAS 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. The Company is currently assessing the impact, if any, of SFAS 141R on its consolidated financial statements.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

Reclassifications

Certain prior-year amounts related to next generation expenditures have been reclassified within operating expenses to conform to the current-year presentation. In addition, certain amounts related to the disclosure of the Company’s deferred tax assets and liabilities and the components of the income tax rate reconciliation have been reclassified to conform to the current year presentation.

3. Acquisitions

MSV Exchange Transaction

On May 6, 2006, SkyTerra entered into agreements with certain other partners in MSV and the former minority stakeholders in SkyTerra’s MSV Investors, LLC subsidiary (MSV Investors) that, upon closing, resulted in the consolidation of majority ownership and control of MSV and MSV’s corporate general partner, Mobile Satellite Ventures GP Inc. (MSV GP), by SkyTerra, as well as SkyTerra owning all of the equity interests in MSV Investors (the MSV Exchange Transactions). Pursuant to these agreements, on September 25, 2006, SkyTerra issued an aggregate of 39.6 million shares of its voting and non-voting common stock to TerreStar Corporation (formerly Motient Corporation), other limited partners of MSV and the former minority stakeholders in MSV Investors for limited partnership interests of MSV, all of the common stock of MSV GP held by these parties and all of the equity interests in MSV Investors held by these parties, resulting in the Company owning 59% of MSV and 78% of MSV GP. Pursuant to the terms of these transactions, TerreStar Corporation agreed to use its commercially reasonable efforts to distribute 25.5 million shares of SkyTerra common stock that it received to its common stockholders as soon as practicable following the initial closing (the TerreStar Corporation Distribution). Prior to such distribution by TerreStar Corporation, these shares are non-voting.

TerreStar Corporation also had the right to exchange, until September 25, 2011, its remaining ownership interest in MSV for 18.9 million shares of SkyTerra non-voting common stock, which will be exchangeable for a like number of shares of SkyTerra voting common stock upon the disposition of any such shares by TerreStar Corporation. Following a change of control of SkyTerra, as defined in the agreement with TerreStar Corporation, SkyTerra had the right to require TerreStar Corporation to complete the exchange of its remaining MSV interest. If TerreStar Corporation had not exchanged its remaining MSV interests by September 25, 2011 and a change of control of SkyTerra had not subsequently occurred with SkyTerra exercising its right, such remaining interest would have been exchanged for shares of non-voting common stock of SkyTerra at an exchange ratio reflecting the fair market value of such interest and SkyTerra’s common stock on May 6, 2021.

Notwithstanding the possible earlier exchange of TerreStar Corporation’s remaining MSV interest by TerreStar Corporation or SkyTerra, as an exchange would have occurred on May 6, 2021 at an exchange ratio determined by the then current respective fair values of the investment of the MSV interest and SkyTerra common stock, the Company recorded TerreStar Corporation’s remaining minority interest in MSV at fair value at the end of each reporting period. Accordingly, the Company recorded the fair value of the minority interest of $280.3 million on September 25, 2006, and adjusted the minority interest to its fair value as of each subsequent reporting period. Changes in the fair value of the MSV interest held by TerreStar Corporation were recorded in minority interest, but had no impact on the Company’s results of operations or cash flows. On each date the exchange occurred, the Company eliminated any previous adjustments to minority interest and stockholders’ equity and accounted for the exchange as an acquisition of minority interests in MSV under the purchase method of accounting.

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

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

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

The Series 1-A and Series 2-A warrants are exercisable at any time and expire on June 4, 2009. Pursuant to the original terms of the warrants, the exercise price and the number of shares for which the Series 1-A and Series 2-A warrants are exercisable is subject to adjustment under certain anti-dilution provisions contained in the warrants. As a result of the MSV Exchange Transactions, the Series 1-A and Series 2-A warrants were adjusted. As of December 31, 2007, the Series 1-A warrants are exercisable for 652,711 shares of the SkyTerra’s common stock at an exercise price of no less than $20.39 per share. The number of shares issuable upon exercise of the Series 1-A warrants and the exercise price is dependent on the trading price of the SkyTerra’s trading price and will begin decreasing on a sliding scale if SkyTerra’s trading price exceeds $40.00 per share down to a minimum of 316,754 shares at $0.10 per share if SkyTerra’s trading price equal or exceeds $70.00 per share. The Series 2-A warrants are exercisable for a maximum of 2,560,182 shares of SkyTerra’s common stock at an exercise price of no less than $25.85 per share.

The purchase price was allocated to the acquired assets and liabilities based on their estimated fair value. The excess of the fair value of the net assets acquired over the purchase price has been reflected as a reduction of fair value, on a pro rata basis, of the investment in each of MSV and TerreStar Networks. The following table presents the purchase price allocation (in thousands):

Current assets	$11,591
Investment in MSV (a)	284,327
Investment in TerreStar Networks	111,967
Current liabilities	(9,516)

$398,369

(a)	As MSV is treated as the accounting acquirer, the MSV limited partnership units held by SkyTerra prior to the MSV Exchange Transactions are deemed to be reacquired in a treasury stock transaction. Accordingly, the value allocated to such limited partnership interests was recorded as a reduction of additional paid-in capital.

Acquisitions of Minority Interests

Accounting and Fair Value Estimates

On January 5, 2007, the Company acquired additional equity interests in MSV and MSV GP from BCE Inc. (BCE). On February 12, 2007 and November 30, 2007 the Company acquired additional equity interests in MSV and MSV GP from TerreStar Corporation. These transactions were accounted for under the purchase method of accounting. Valuations of securities issued were determined in accordance with Emerging Issues Task Force (EITF) 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, based on the date when agreement as to terms had been reached and the transaction announced, or, in the case of TerreStar Corporation, the dates of exercise of its exchange option. The purchase prices were allocated on a preliminary basis to the acquired assets and liabilities based on their estimated fair values. The final allocation of the purchase price is dependent on a number of factors, including the final evaluation of fair value of the assets acquired and liabilities assumed.

After the November 2007 transaction, the Company is the sole owner of MSV GP and owns 99.3% of the outstanding limited partnership interests of MSV.

The allocation of the purchase price to identifiable intangible assets in the January 5, 2007, February 12, 2007, and November 30, 2007 acquisitions of additional MSV equity interests ($328.2 million, $156.4 million, and $26.0 million, respectively) was as follows (in thousands):

Spectrum Rights	$454,992
Intellectual Property	52,189
Customer Relationships	3,485

$510,666

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

The allocation was based upon the fair values of the respective identifiable intangible assets as determined by third party valuation and reviewed by management. The determinations of the fair values of the respective identifiable intangible assets were as follows:

Spectrum Rights

MSV has rights, by license in the U.S., and by contract in Canada, to approximately 30 MHz of L-Band spectrum. These rights extend from Federal Communications Commission and Industry Canada licenses to operate over 66 MHz of spectrum to the extent MSV can coordinate use of these frequencies through contractual or treaty means with other international satellite operators in the North American region. To date, MSV has agreements enabling the use via satellite of approximately 30MHz of spectrum, which MSV also intends to use via an ancillary terrestrial wireless network with strategic distribution, and operating partners.

The Company considered two methods for determining the fair value of the MSV spectrum rights, both intended to estimate the economic value attributable to MSV’s spectrum rights if utilized in a joint venture or partnership, and/or the future cash flows ultimately available to MSV’s stakeholders from businesses utilizing these spectrum rights. These methods were the Market Approach and the Jefferson Pilot or (“build-up”) Approach. The Company concluded the fair value of its spectrum was $1.65 billion for both the January and February transactions, and $1.57 billion for the November 2007 transaction, based upon its valuations under the Market Approach, and the Company benchmarked this result with valuations derived from the Jefferson Pilot Approach.

The Company performed a Market Approach valuation for the January 2007, February 2007, and November 2007 transactions. This approach is a market-based measurement, in that it utilizes observable inputs from market participants independent of the Company. Under this approach, historical spectrum auction data for periods between 2001 and 2007 provided a range of relevant data points, including $/MHz/POP values (a spectrum valuation benchmark, specifically, spectrum value divided by the total of usable MHz multiplied by population covered by the service area), that were considered. In selecting the most appropriate benchmark, the Company considered that MSV’s spectrum provides a national footprint with coverage in all major metropolitan cities. The implied value of the MSV spectrum rights was discounted to present value, using an appropriate risk adjusted cost of capital, to take into consideration that MSV’s terrestrial wireless network will be put into service as the Company builds out its national network and will service the full population in the service area incrementally over ten or more years. The resulting analyses indicated a fair value of $1.65 billion for the January 2007 and February 2007 transactions, and $1.57 billion for the November 2007 transaction.

In order to assess the reasonableness of the results of the Market Approach, the Company performed a Jefferson Pilot valuation for the January 2007, February 2007, and November 2007 transactions (together the “Models”). Although the Jefferson Pilot approach is an entity-specific measurement and based upon the Company’s own assumptions about market participant assumptions (or unobservable inputs) the Company believes the Jefferson Pilot approach yields a benchmark to help ensure that its Market Approach is reasonable.

The key assumptions in building the Jefferson Pilot model are market penetration, which leads to revenue potential, profit margin, duration and profile of the build-up period, and estimated start-up costs and losses incurred during the build-up period. The Company created a detailed operating model for a 50-market deployment of an all-IP wireless network capable of delivering a bundle of fixed and mobile services, including broadband access and voice services. The Company assumed pricing for each of the services included in its bundled offerings were discounted to a wholesale level to provide adequate economic opportunity for retail distribution partners. With respect to the rate of adoption of the respective services, the Company considered historical adoption rates for similar services. The models assume compound annual terrestrial revenue growth that ranges from 6.5% to 14.1%, and compound annual satellite wireless revenue growth that ranges from 3.7% to 5.3%.

The Company’s projection of future revenue and expenses yields a weighted-average EBITDA of 55%. Weighted-average EBITDA margins should fairly reflect the steady-state margins of the subject business. As such, due to the diversity of the Company’s proposed offerings, the reported EBITDA margins of a variety of firms involved in the provision of

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

wireless, media and telecom services were evaluated. The most relevant benchmarks are companies that are pursuing bundled offerings, that drive efficiencies in the cost of subscriber acquisition and the ongoing cost of service provision, or companies that are offering wireless services on newer technologies which are deployed on a “greenfield” (no prior infrastructure) basis. The reported EBITDA margins for comparable companies ranged from 57-67%. Based on an assessment of these comparable companies, including an assessment of the similarities and differences between the respective businesses, the Company believes that weighted-average EBITDA margins reflected in the Models are reasonable.

With respect to ongoing operating costs, the Company utilized its own experience in providing wireless services and worked with potential distribution partners to develop activity-based and variable costs. The Company also surveyed sample markets to establish estimates for certain other significant costs. Total capital expenditures were estimated to be $28.1 billion for the January 2007 and February 2007 transactions, and $30.8 billion for the November 2007 transaction. The Company engaged third-party wireless engineering firms to assist in the preliminary, high-level design of the network, and worked with potential vendors to evaluate the cost of required infrastructure. In addition, the Company worked with potential deployment contractors and undertook its own evaluation to determine the appropriate assumptions related to complexity and time-to-build for each market. The Company utilized vendor quotes wherever possible. The Company confirmed the reasonableness of the capital costs by comparing against projected capital costs for comparable broadband national wireless networks as quoted by other operators, vendors and third-party engineering firms retained by the Company.

The projected future cash flows were discounted using an appropriate risk adjusted cost of capital. The resulting analyses indicated a range of value of $1.62 billion to $1.82 billion, which confirmed the reasonableness of the results of the Market Approach.

Intellectual Property

MSV has focused on the research and design of ancillary terrestrial component (ATC) systems for a number of years and has filed broad, seminal patents regarding architecture for ATC implementations. MSV’s intellectual property and patent portfolio may be an impediment of entry to compete against MSV in an ATC system.

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

The fair value of the customer relationships was determined based on the excess earnings method, which is a form of the income approach. Revenues and expenses attributable to the backlog were projected over the estimated remaining economic

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

life of the customer relationships, and a required return on the net tangible and other intangible assets used to generate revenue was subtracted in order to determine residual “excess earnings” attributable to the intangible asset. The after-tax excess earnings were then discounted to present value using a risk-adjusted rate of return.

BCE Exchange Transaction – January 5, 2007

On January 5, 2007, the Company acquired all of the equity interests in MSV and MSV GP owned by BCE. through the purchase of its wholly-owned subsidiary TMI Delaware. In exchange for 8.0 million limited partnership interests in MSV and 740 shares of MSV GP, the Company issued 22.5 million shares of its non-voting common stock (the BCE Exchange Transaction). These shares of non-voting common stock are also exchangeable for a like number of shares of voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of the Company’s voting common stock. Substantially concurrently with the BCE Exchange Transaction, the Company issued 176,250 shares of common stock to Winchester Development LLC, a Delaware limited liability company beneficially owned by a former director of MSV. Such shares were issued in exchange for $0.4 million in cash and 50,226 limited partnership interests of MSV.

The carrying amount of the MSV net assets acquired by the Company on the date of acquisition was $28.6 million. The fair value of the consideration issued to acquire this minority interest was $319.1 million. The purchase price was allocated as follows:

	Historical Basis of Equity Interests Not Acquired	Allocated Fair Value of MSV Minority Interest Acquired	MSV as Adjusted	MSV Historical	Adjustment (Purchase Price Allocation)
	(in thousands)
Assets:
Current assets	$350,855	$98,862	$449,717	$449,717	$—
Restricted cash	1,833	517	2,350	2,350	—
Property and equipment, net	86,024	20,455	106,479	110,264	(3,785)
Intangible assets (a)	42,477	340,174	382,651	54,446	328,205
Goodwill	13,210	—	13,210	16,932	(3,722)
Other assets	14,968	1,550	16,518	19,185	(2,667)

Total assets	509,367	461,558	970,925	652,894	318,031

Liabilities:
Current liabilities	14,048	3,959	18,007	18,007	—
Senior secured discount notes, net	377,141	109,641	486,782	483,410	3,372
Deferred revenue, net of current portion	16,361	142	16,503	20,971	(4,468)
Other long-term liabilities	174	49	223	223	—

Total liabilities	407,724	113,791	521,515	522,611	(1,096)

Net assets	$101,643	$347,767	$449,410	$130,283	$319,127

(a)	The identifiable intangible assets consist of spectrum rights, intellectual property and customer relationships. These intangible assets are amortized on a straight-line basis over useful lives ranging from 6 to 20 years, with a weighted-average period of 19.5 years.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

TerreStar Corporation Exchange Transaction – February 12, 2007

On February 12, 2007, TerreStar Corporation exchanged 5.1 million MSV limited partnership units for 14.4 million shares of the Company’s common stock in accordance with the terms of the MSV Exchange agreement. As a result of this transaction, the Company reversed its previous adjustments to the fair value of TerreStar Corporation’s minority interests, which resulted in a reduction of minority interest and an increase of stockholder’s equity of $236.5 million. Prior to a distribution by TerreStar Corporation, these shares are non-voting. The carrying amount of the MSV net assets acquired by the Company on the date of acquisition was $63.2 million. The fair value of the consideration issued to acquire this minority interest was $153.3 million. The purchase price was allocated as follows:

	Historical Basis of Equity Interests Not Acquired	Allocated Fair Value of MSV Minority Interest Acquired	MSV as Adjusted	MSV Historical	Adjustment (Purchase Price Allocation)
	(in thousands)
Assets:
Current assets	$362,412	$60,321	$422,733	$422,733	$—
Restricted cash	2,015	335	2,350	2,350	—
Property and equipment, net	114,209	15,245	129,454	133,218	(3,764)
Intangible assets (a)	326,453	210,778	537,231	380,788	156,443
Goodwill	11,377	—	11,377	13,270	(1,893)
Other assets	13,990	1,005	14,995	16,318	(1,323)

Total assets	830,456	287,684	1,118,140	968,677	149,463

Liabilities:
Current liabilities	12,302	2,047	14,349	14,349	—
Senior secured discount notes, net	423,870	69,027	492,897	494,419	(1,522)
Deferred revenue, net of current portion	14,214	57	14,271	16,580	(2,309)
Other long-term liabilities	167	28	195	195	—

Total liabilities	450,553	71,159	521,712	525,543	(3,831)

Net assets	$379,903	$216,525	$596,428	$443,134	$153,294

(a)	The identifiable intangible assets consist of spectrum rights, intellectual property and customer relationships. These intangibles assets are amortized on a straight-line basis over useful lives ranging from 6 to 20 years, with a weighted average period of 19.4 years.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

TerreStar Corporation Exchange Transaction – November 30, 2007

On November 30, 2007, TerreStar Corporation exchanged its remaining 1.6 million MSV limited partnership units for 4.4 million shares of the Company’s common stock. As a result of this transaction, the Company reversed its previous adjustments to the fair value of TerreStar Corporation’s minority interest, which resulted in a reduction of minority interest and an increase of stockholder’s equity of $52.6 million. Prior to a distribution by TerreStar Corporation, these shares are non-voting. The carrying amount of the MSV net assets acquired by the Company on the date of acquisition was $55.4 million. The fair value of the consideration issued to acquire this minority interest was securities issued were valued at $21.3 million. The purchase price was allocated as follows:

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

	Historical Basis of Equity Interests Not Acquired	Allocated Fair Value of MSV Minority Interest Acquired	MSV as Adjusted	MSV Historical	Adjustment (Purchase Price Allocation)
	(in thousands)
Assets:
Current assets	$203,167	$9,450	$212,617	$212,617	$—
Restricted cash	812	38	850	850	—
Property and equipment, net	379,351	11,024	390,375	396,996	(6,621)
Intangible assets (a)	491, 884	48,897	540,781	514,763	26, 018
Goodwill	12,351	—	12,351	12,925	(574)
Other assets	15,540	402	15,942	16,263	(321)

Total assets	1,103,105	69,811	1,172,916	1,154,414	18,502

Liabilities:
Current liabilities	30,042	1,397	31,439	31,439	—
Senior secured discount notes, net	524,023	22,334	546,357	548,399	(2,041)
Deferred revenue, net of current portion	16,192	34	16,226	16,945	(719)
Other long-term liabilities	26,465	1,231	27,696	27,696	—

Total liabilities	596,722	24,996	621,718	624,478	(2,760)

Net assets	$506,383	$44,815	$551,198	$529,936	$21,262

(a)	The identifiable intangible assets consist of spectrum rights, intellectual property and customer relationships. These intangibles assets are amortized on a straight-line basis over useful lives ranging from 6 to 20 years, with a weighted average period of 18.7 years.

Pro forma financial information:

The following unaudited pro forma information is presented as if the Company had completed all the above transactions as of January 1, 2006. The pro forma information is not necessarily indicative of what the results of operations would have been had the transactions taken place at such date or of the future results of operations (in thousands except per share information):

	Year ended December 31,
	2007		2006
Pro forma revenues, unaudited	$34,083		$34,854
Pro forma net loss, unaudited	(140,568	)(b)	(97,041	)(a)
Pro forma net loss per share – basic and diluted, unaudited	$(1.33	)(b)	$(0.92	)(a)

(a)	The pro forma net loss and pro forma net loss per share include $3.5 million of compensation expense related to the modification of an executive’s employment agreement (See Note 7), $2.3 million expense related to forfeiture of FCC performance bond (See Note 9), and $1.9 million of compensation expense related to the acceleration of certain MSV options and TerreStar options as a result of the MSV Exchange Transaction (See Note 7).
(b)	The pro forma net loss and pro forma loss per share include $34.6 million related to the write-down of investment in TerreStar Networks (see Note 2).

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

4. Intangible Assets

Identifiable intangible assets arising from acquisitions accounted for under the purchase method of accounting consisted of the following (in thousands):

	As of December 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Spectrum rights and next generation intellectual property	$590,433	$(54,652)	$535,781	$82,600	$(28,154)	$54,446
Customer contracts	22,222	(18,946)	3,276	18,219	(18,219)	—

	$612,655	$(73,598)	$539,057	$100,819	$(46,373)	$54,446

Spectrum rights and next generation intellectual property assets are amortized over 16 to 20 years. Customer contracts are amortized over a period ranging from 4.5 to 7 years. The life of certain of the next generation intellectual property was increased from 15 to 20 years due to a re-evaluation of their useful life, which decreased amortization expense for the year ended December 31, 2007 by $2.7 million and decreased net loss per share by $0.03.

The change in the recorded balance of goodwill from December 31, 2006 to December 31, 2007 was the result of fluctuation in exchange rates between the United States dollar and Canadian dollar, offset by the effect of the BCE and TerreStar Corporation Exchange Transactions. The change in the recorded balance of goodwill from December 31, 2006 to December 31, 2005 was the result of fluctuation in exchange rates between the United States dollar and Canadian dollar.

During the years ended December 31, 2007, 2006, and 2005, amortization expense was $27.9 million, $9.5 million, and $7.5 million, respectively, related to these intangible assets

Future amortization of intangible assets is as follows as of December 31, 2007 (in thousands):

2008	$29,460
2009	29,389
2010	29,389
2011	29,389
2012	29,389
Thereafter	392,041

$539,057

5. Balance Sheet Details

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31
	2007	2006
Satellite system under construction	$407,983	$102,932
Satellite system in service	48,094	48,696
Office equipment and furniture, software, and leasehold improvements	6,086	2,120

	462,163	153,748
Accumulated depreciation	(45,111)	(43,485)

Property and equipment, net	$417,052	$110,263

The satellite system under construction includes $37.1 million and $4.5 million of capitalized interest as of December 31, 2007 and 2006, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31
	2007	2006
Accounts payable	$4,189	$4,786
Accrued expenses	5,160	3,988
Accrued taxes payable on behalf of BCE	36,818	—
Accrued compensation and benefits	5,741	4,061
Accrued interest	466	392

Total accounts payable and accrued expenses	$52,374	$13,227

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

6. Debt

Debt consists of the following (in thousands):

	December 31
	2007	2006
Senior secured discount notes, net of discount of $197,281 and $266,590	$552,719	$483,410
Vendor note payable	50,765	—
Note payable	1,058	—
Note payable due to Telesat Canada (related party)	224	470

Total debt	$604,766	$483,880

In February 2003, MSV entered into an agreement with Telesat Canada (Telesat), a satellite communications provider that was a related party (see Note 8) for the construction and procurement of a ground segment. Telesat Canada provided financing for this project totaling $1.0 million at an interest rate of 9.5%.

In March 2006, MSV issued Senior Secured Discount Notes with an aggregate principal amount of $750.0 million at maturity, generating gross proceeds of $436.2 million. All of MSV’s domestic subsidiaries, Mobile Satellite Ventures Corp. (a Canadian subsidiary), MSV Canada, and MSV Canada Holdings jointly and severally guaranteed the Senior Secured Discount Notes. Interest on the notes will accrete from the issue date at a rate of 14%, until they reach full principal amount at April 1, 2010. Following April 1, 2010, interest will be payable semi-annually in arrears in cash at a rate of 14%, with the first payment being due on October 1, 2010. The Senior Secured Discount Notes will mature on April 1, 2013. MSV may redeem some or all of the Senior Secured Discount Notes any time after April 1, 2010 at a redemption price starting at 107% of the accreted value of the Senior Secured Discount Notes and declining to par after April 1, 2012. In addition, at any time before April 1, 2009, the Company may redeem up to 35% of the aggregate principal amount at maturity of the Senior Secured Discount Notes with the net proceeds of certain equity offerings at a redemption price equal to 114% of the accreted value of the Senior Secured Discount Notes plus interest, if any, if at least 65% of the originally issued aggregate principal amount of the Senior Secured Discount Notes remain outstanding. At any time before April 1, 2010, MSV may redeem all or a portion of the Senior Secured Discount Notes on one or more occasions at a redemption price equal to 100% of the accreted value plus a premium computed using a discount rate equal to the rate on United States Treasury securities maturing on or about April 1, 2010 plus 50 basis points.

Upon the occurrence of certain change of control events, each holder of Senior Secured Discount Notes may require MSV to repurchase all or a portion of its Senior Secured Discount Notes at a price of 101% of the accreted value, plus, after April 1, 2010, accrued interest. The Senior Secured Discount Notes are secured by substantially all of MSV’s assets.

The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of the Company’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. MSV may incur indebtedness beyond the specific limits allowed under the Senior Secured Discount Notes, provided it maintains a leverage ratio of 6.0 to 1.0. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Secured Discount Notes as of December 31, 2007.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

In June 2007, MSV entered into an agreement with a third party to finance the purchase of software. Total payments under the agreement are $1.6 million, including all principal and interest. The quarterly payments are fixed and are paid quarterly over the two year term, ending in April, 2009. The imputed interest rate is 11%. The note is secured by an interest in the related software license.

During the year ended December 31, 2007, the Company financed $50.8 million of satellite vendor payments with secured vendor notes payable under a credit arrangement (Vendor Notes) that bears interest of LIBOR plus 400 basis points along with a 2% administrative fee. The Vendor Notes are secured by the deliverables and work performed under the satellite construction contract. MSV will be required to pay interest monthly on the amount outstanding beginning the month subsequent to the utilization of the available credit. If the credit arrangement is not fully utilized, all outstanding Vendor Notes must be repaid prior to satellite delivery. MSV may prepay some or all of the Vendor Notes at anytime with no penalties.

On December 15, 2007, the Company entered into a Securities Purchase Agreement with Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Special Situations Fund, LP (together, Harbinger), pursuant to which Harbinger agreed to purchase, $150 million of MSV’s Senior Unsecured Notes due 2013 (the Harbinger Notes) and ten year warrants to purchase 7.5% of the Company’s common stock (9.1 million shares), with an exercise price of $10 per share.

The Securities Purchase Agreement grants to Harbinger the right of first negotiation to discuss the issuance of additional equity securities by the Company in private placement financing transactions. Should the Company and Harbinger not agree on the terms for such a transaction, Harbinger has the right to maintain their percentage ownership interest through pro rata purchases of shares in issuances to third parties, subject to a number of exceptions.

The Harbinger Notes are subject to restrictive covenants and events of default similar to the indenture governing MSV’s existing Senior Secured Discount Notes. The Securities Purchase Agreement also contains more restrictive covenants regarding mergers, consolidation and transfer of assets and restricted payments. The more restrictive covenants, the right of first negotiation and the pre-emptive rights expire once Harbinger and their affiliates beneficially own less than 5% of the outstanding common stock of the Company or, if earlier, on December 31, 2011.

On January 4, 2008, MSV issued the Harbinger Notes with an aggregate principal amount of $150 million. The Notes bear interest at a rate of 16.5 percent, payable in cash or in-kind, at MSV’s option until December 15, 2011, and thereafter payable in cash. The Harbinger Notes mature on May 1, 2013. The Notes have subsidiary guarantees and covenants similar to those contained in the Senior Secured Discount Notes.

MSV may redeem some or all of the Harbinger Notes anytime on or after April 1, 2011 at a redemption price starting at 108.25% of the accreted value of the Harbinger Notes and declining to par after April 1, 2013. In addition, at any time before January 15, 2011, MSV may redeem up to 35% of the aggregate principal amount at maturity of the Harbinger Notes with the net proceeds of certain equity offerings at a redemption price equal to 115% of the accreted value of the Harbinger Notes plus interest, if any, if at least 65% of the originally issued aggregate principal amount of the Harbinger Notes remain outstanding. At any time before April 1, 2011, MSV may redeem all or a portion of the Harbinger Notes on one or more occasions at a price equal to 100% of the outstanding principal amount of the Harbinger Notes redeemed, plus all accrued unpaid interest thereon through the date of redemption, plus a “make-whole” premium. Upon the occurrence of certain change of control events, each holder of Harbinger Notes may require MSV to repurchase all or a portion of its Harbinger Notes at a price of 101% of the accreted value, plus all accrued unpaid interest on the Harbinger Notes purchased to (but excluding) the date of purchase.

The terms of the Harbinger Notes will require MSV to comply with certain covenants that restrict some of MSV’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Harbinger Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Harbinger Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due.

Future minimum principal payments related to the Company’s debt agreements, described above, including Vendor Notes, are as follows for the years ended December 31, as of December 31, 2007 (in thousands):

2008	$19,660
2009	37,762
2010	52,500
2011	105,000
2012	105,000
Thereafter	802,500

Total future payments	1,122,422
Less: interest	(320,375)

Principal portion	802,047
Less: current portion	(15,745)
Less accretion of interest on Senior Secured Discount Notes	(197,281)

Long-term portion	$589,021

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

7. Equity-based Compensation

SkyTerra maintains a long-term incentive plan, a nonqualified stock option plan, and an equity incentive plan that allows for the granting of options and other equity-based awards. MSV maintains a unit option incentive plan (MSV Unit Option Incentive Plan), that allows for the granting of options and other unit based awards. All of the options granted by SkyTerra prior to September 25, 2006 were fully vested on the date of the MSV Exchange Transaction as a result of change in control provisions.

The Company’s equity-based compensation expense is included in the following areas in the consolidated statement of operations for the periods indicated (in thousands):

	Year ended December 31, 2007			Year ended December 31, 2006			Year ended December 31, 2005 MSV
	MSV	SkyTerra	Consolidated	MSV	SkyTerra	Consolidated
Operations	$1,463	$—	$1,463	$621	$—	$621	$556
General and administrative	2,155	3,938	6,093	9,111	84	9,195	5,132
Research and development	197	—	197	128	—	128	—
Sales and marketing	381	—	381	500	—	500	—

	$4,196	$3,938	$8,134	$10,360	$84	$10,444	$5,688

MSV Unit Option Incentive Plan

MSV maintains a unit option incentive plan (MSV Unit Option Incentive Plan) that allows for the granting of options and unit-based awards to employees and directors. Options to acquire units generally vest over a three-year period and have a 10-year term. As of December 31, 2007, options or other unit-based awards available for grant were 6.5 million (a total of 35.5 million MSV units are outstanding at December 31, 2007). Certain options and restricted units provide for accelerated vesting if there is a change in control.

The Company recognizes compensation expense on a straight-line basis over the requisite service period. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. The expected term of option awards has been calculated as the midpoint between the vesting date and the end of the contractual term of the option as historical data for MSV is not sufficient for purposes of estimating the expected term of new grants. The risk-free rate was based on U.S. Treasury yields for securities with similar terms. As MSV’s equity securities are not publicly traded, management used the median historical volatility of the public securities of three comparable companies.

The fair value of units underlying the equity-based awards (Limited Investor Units) is an input to the determination of the fair value of equity-based awards. The Company utilized a market approach to estimate the fair value of Limited Investor Units at each date on which equity-based awards were granted. The market approach analyzes the observable market price of equity instruments for companies with similar assets and businesses as MSV, and which, in some cases held MSV Common Units, adjusted to account for the differences in volatility and liquidity. The Company made further adjustments to account for differences in rights attributable to a Common Unit as compared to those of a Limited Investor Unit. Beginning in 2007, MSV makes its estimates based solely on the market price of SkyTerra common stock.

Assumptions used in determining the fair value of MSV unit options:

	Year ended December 31,
	2007	2006
Expected volatility	57%	48%
Expected term (years)	6	6
Expected dividends	0%	0%
Risk free rate	2.4%-5.2%	4.2%-5.2%

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

In September 2006, a change of control of MSV, as defined in the Unit Option Incentive Plan, occurred related to the MSV Exchange Transactions. This change of control triggered accelerated of vesting of certain of MSV’s then outstanding options, resulting in the recognition of $0.6 million of compensation expense.

During 2006, the Company recognized compensation expense of $2.4 million for option grants to purchase the common stock of TerreStar Networks made to certain employees of MSV prior to the spin-off of TerreStar Networks. Of this amount, $1.3 million relates to the accelerated vesting of options due to a change of control of TerreStar Networks that occurred when TerreStar Corporation acquired additional shares of TerreStar Networks common stock in September 2006.

In 2006, an MSV executive’s employment agreement was modified and $3.5 million of compensation expense was recorded related to the modification.

In February 2005, a change of control of MSV, as defined in the Unit Option Incentive Plan, occurred related to TerreStar Corporation’s acquisition of MSV interests previously held by other MSV limited partners. This change of control triggered an accelerated vesting of all of MSV’s then outstanding options that were subject to accelerated vesting, resulting in $3.8 million of compensation expense associated with these options.

The activity under the MSV Unit Option Incentive Plan is as follows:

	Options to Acquire Units	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	5,493,750	$14.45
Granted	421,250	$35.00
Canceled	(664,630)	$26.45
Exercised	(542,120)	$6.45	$9,774

Options outstanding at December 31, 2007	4,708,250	$13.33	$21,461

Options exercisable at December 31, 2007	4,003,083	$9.58	$21,461

The weighted average grant date fair value of options granted during the years ended December 31, 2007 and 2006 was $6.94 and $18.31, respectively. The total intrinsic value of options exercised was $9.8 million, $2.4 million and $2.8 million during the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, 454,620 options were exercised concurrent with the BCE Exchange Transaction (See Note 3).

The following table provides information about unit options under the MSV Unit Option Incentive Plan that are outstanding and exercisable as of December 31, 2007:

	Unit Options Outstanding			Unit Options Exercisable
Exercise Prices	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Life
$6.45	3,495,250	$6.45	5.40	3,495,250	$6.45	5.40
$29.45	402,500	$29.45	7.32	355,833	$29.45	7.29
$35.00	810,500	$35.00	8.73	152,000	$35.00	8.18

	4,708,250	$13.33	6.14	4,003,083	$9.58	6.67

As of December 31, 2007, the total compensation cost related to non-vested unit options not yet recognized was $5.8 million, which is expected to be recognized over a weighted-average period of 1.6 years. As of December 31, 2007, the Company expects 658,500 unit options to vest.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

In 2006, MSV granted 50,000 phantom Limited Investor Units to an executive. The Company recorded equity-based compensation expense of zero and $0.3 million, during the years ended December 31, 2007 and 2006, respectively, for this grant. This restricted unit award is recognized as a liability and included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. This phantom unit award will vest over five years: 20,000 units will vest in 2008 and 10,000 units will vest annually thereafter, subject to certain acceleration provisions. The weighted average fair value of the unit award made during 2006 was $30.24 per unit. As of December 31, 2007, the total estimated equity-based compensation expense related to non-vested units not yet recognized is $0.4 million, which is expected to be recognized over a period of 3.1 years. This amount may increase or decrease based on the fair value of the Company’s partnership units, as the award is recorded at fair value at the end of each reporting period.

SkyTerra Equity-Based Compensation Plans

SkyTerra maintains incentive and nonqualified stock option plans for directors, officers and key employees. Options generally expire five to ten years after the date of grant. The Company has reserved a total of 2.3 million shares of common stock for issuance under the 1998 Long-Term Incentive Plan (the Stock Incentive Plan). The Company also has options outstanding to purchase 5,000 shares under its Nonqualified Stock Option Plan, but no new grants may be made under this plan. At the July 2006 annual meeting of stockholders, the Company’s stockholders approved the 2006 Equity and Incentive Plan (the 2006 Plan). As of December 31, 2007, 7.7 million shares of the Company’s common stock are available for grant pursuant to the 2006 Plan. The number of available shares is adjusted to maintain the number of shares outstanding or issuable under the 2006 Plan at 12% of the Company’s outstanding common stock, up to a maximum of 15 million shares.

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. The expected term of option awards has been calculated as the midpoint between the vesting date and the end of the contractual term of the option. The risk-free rate was based on U.S. Treasury yields for securities with similar terms.

Assumptions used in determining the fair value of SkyTerra options:

Year ended December 31, 2007
Expected volatility	55%-59%
Expected term (years)	6
Expected dividends	0%
Risk free rate	2.5%-5.0%

The following table provides information about options under the SkyTerra Option Incentive Plans that are outstanding and exercisable as of December 31, 2007:

	Options to Acquire Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	896,578	$9.53
Granted	356,400	$11.18
Canceled	(2,000)	$25.44
Exercised	(168,050)	$1.10	1,498

Options outstanding at December 31, 2007	1,082,928	$11.35	$2,608

Options exercisable at December 31, 2007	726,528	$11.44	$2,608

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

The following table provides information about stock options that are outstanding and exercisable as of December 31, 2007:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Share	Weighted Average Exercise Price	Weighted Average Remaining Life
$ 0.56—$ 0.56	270,000	$0.56	4.79	270,000	$0.56	4.79
$ 0.60—$ 0.60	40,000	$0.60	5.27	40,000	$0.60	5.27
$ 1.18—$ 1.44	115,000	$1.37	5.75	115,000	$1.37	5.75
$ 3.94—$19.94	463,067	$12.17	8.31	106,667	$15.47	5.42
$20.43—$82.00	194,861	$32.46	3.82	194,861	$32.46	3.82

	1,082,928	$11.35	6.24	726,528	$11.44	4.80

As of December 31, 2007, the Company expects 356,400 options to vest. The weighted average grant date fair value of options granted during the year ended December 31, 2007 was $6.01 per share. No options were granted during the year ended December 31, 2006. As of December 31, 2007, the total compensation cost related to non-vested options not yet recognized was $1.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.

During the years ended December 31, 2007 and 2006, the Company granted awards of 250,000 and 600,000, respectively, of restricted shares of common stock to executives. One-third of these awards will vest after three years; another one-third will vest on the first day following the 20th consecutive trading day on which the SkyTerra stock price exceeds $20 per share and the last third will vest on the first day following the 20th consecutive trading day on which the SkyTerra stock price exceeds $25 per share. The fair value of these restricted stock grants and deemed service period was estimated using a lattice model, with a 5.1% risk free rate and 37% volatility. As of December 31, 2007, the total estimated equity-based compensation expense related to non-vested restricted stock not yet recognized is $2.9 million, which is expected to be recognized over a period of 1.1 years.

8. Related Party Transactions

BCE and Affiliates

As of December 31, 2006, BCE owned limited partner units of MSV and shares of common stock of MSV GP, through its wholly-owned subsidiary TMI, and approximately 54% of MSV Canada. Effective with the BCE Exchange Transaction (see Note 3), BCE no longer holds partner units of MSV or common stock of MSV GP. As of December 31, 2007, BCE owned 22.1 million non-voting shares of the Company’s common stock.

MSV Canada

MSV Canada, a variable interest entity for which MSV is the primary beneficiary, is majority owned by BCE. MSV has a rights and services agreement with MSV Canada, under which MSV provides various technical support and other services to MSV Canada, such as allowing access to its intellectual property; providing voice and data-switching capabilities; providing backup, restoral, and emergency spectrum and satellite capacity; and providing accounting, customer service, and billing services. MSV also leases satellite capacity from MSV Canada pursuant to a capacity lease agreement. The term of the lease extends for 25 years and may be terminated by MSV with one year’s notice or by either party in certain circumstances. The amount of the lease payments is determined by the parties periodically based upon the amount of capacity usage by MSV and market rates.

During the years ended December 31, 2007, 2006, and 2005, the capacity fee paid by MSV to MSV Canada was $4.9 million $4.6 million and $6.3 million, respectively. The rights and services fee received by MSV from MSV Canada during the years ended December 31, 2007, 2006, and 2005 was, $5.6 million, $4.9 million and $4.5 million, respectively. These amounts are eliminated upon consolidation.

Telesat Canada

Telesat Canada was a wholly-owned subsidiary of BCE until October 2007. MSV maintains a preferred provider agreement with Telesat Canada. MSV and MSV Canada agreed to grant preferred provider status to Telesat Canada for any telemetry, tracking and control services and for any satellite procurement services that may be required by the Company or MSV Canada. This agreement will terminate on the later of its fifth anniversary or the date when Telesat and its affiliates collectively no longer hold the majority of the outstanding common shares of MSV Canada Holdings. During the years ended December 31, 2007, 2006 and 2005, MSV incurred expenses totaling $0.7 million, $0.7 million and $1.9 million, respectively, under the preferred provider agreement.

MSV also has an agreement with Telesat to obtain telemetry, tracking, and control services for its MSAT-2 satellite. The original term of the agreement ended on April 30, 2006, with automatic extension for three successive additional renewal

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

periods of one year each, which MSV renewed in 2007. The agreement may be terminated at any time, provided that the Company makes a payment equal to the lesser of 12 months of service or the remaining service fee. During the years ended December 31, 2007, 2006 and 2005, MSV incurred expenses totaling $0.8 million, $0.9 million and $1.1 million, respectively, under this agreement.

MSV acquired consulting services from Telesat Canada in the amounts of $0.8 million, $0.2 million, $0.1 million, respectively, during the years ended December 31, 2007, 2006 and 2005. In addition, the Company acquired administrative support services from Telesat Canada in the amounts of $0.2 million, $0.1 million and $0.1 million during the years ended December 31, 2007, 2006 and 2005, respectively. MSV leases office space from Telesat Canada and incurred rent expense of $0.6 million, $0.5 million and $0.5 million, respectively, during the years ended December 31, 2007, 2006 and 2005.

The Company has a note payable due to Telesat Canada for the construction of a ground station (see Note 6). As of December 31, 2007, the Company had $0.2 million due to Telesat under its various agreements, in addition to the note payable.

Infosat Communications Inc.

Infosat Communications Inc. (Infosat) is a subsidiary of Telesat Canada and an affiliate of BCE. MSV has agreed to provide Infosat with satellite services in Canada, a portion of which were prepaid. The balance of the prepayment was $24.9 million and $21.2 million, respectively, as of December 31, 2007 and 2006.

The Company provided services to Infosat pursuant to this agreement in the amount of $1.7 million, $1.7 million and $2.3 million, respectively, in the years ended December 31, 2007, 2006 and 2005, of which $1.5 million, $1.5 million and $2.0 million, respectively, was to be paid in cash, and $0.2 million, $0.2 million and $0.3 million, respectively, was applied against the prepayment. The Company had a receivable of $0.5 million and $0.2 million from Infosat as of December 31, 2007 and 2006, respectively.

SkyTerra and Apollo Investment Fund IV L.P. and Affiliates

Apollo Advisors L.P. and its affiliates (Apollo) are significant holders of SkyTerra common stock. Two of the six Directors of SkyTerra are partners at Apollo. As such, transactions with entities controlled by or affiliated with Apollo are related party transactions.

Hughes Network Systems LLC

Hughes Network Systems LLC (HNS) is a former subsidiary of SkyTerra and indirectly controlled by Apollo. MSV acquired services and equipment from HNS in an amount of $8.8 million, $8.4 million, and $1.3 million, during the years ended December 31, 2007, 2006 and 2005, respectively.

In October 2006, MSV entered into a preferred provider agreement with HNS. Under this agreement, for a period of five years MSV will grant preferred provider status to HNS for the provision of certain engineering and other services and the manufacture of certain equipment, in each case expected to be used by MSV in developing and deploying its next generation integrated network. In November 2006, MSV entered into an agreement with HNS to purchase four satellite base transceiver subsystems for a fixed price of $43.0 million. The Company had amounts payable to HNS of zero, and $2.1 million as of December 31, 2007 and 2006, respectively.

Hughes Telematics, Inc.

Hughes Telematics, Inc. (Hughes Telematics) is an entity controlled by Apollo. Robert C. Lewis, who serves as General Counsel and Secretary on a part-time basis for the Company, also serves part-time as secretary and general counsel for Hughes Telematics. The chief executive officer and president of Hughes Telematics is a current member of the Company’s Board of Directors.

In August 2006, the Company entered into an agreement to provide consulting services to Hughes Telematics. This agreement was terminated in February 2007. During 2006, the Company provided $50,000 of consulting services to Hughes Telematics.

LCC International

LCC International, Inc. (LCC) is controlled by a former limited partner and former member of MSV GP’s Board of Directors. Certain of MSV’s intellectual property was acquired by assignment from entities controlled by this former limited partner of MSV and former member of the MSV GP’s Board of Directors. In certain circumstances where the Company generates royalties from licensing its ancillary terrestrial component (ATC) intellectual property to third parties, the Company may be required to share a portion of such royalty payments with such person and/or related entities.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

MSV incurred consulting fees for services provided by LCC in the amount of $0.2 million, zero, and $0.2 million, respectively, during the years ended December 31, 2007, 2006, and 2005.

TerreStar Networks

TerreStar Corporation, which owned 0% and 17% of MSV as of December 31, 2007, and 2006, respectively, owns a controlling interest in TerreStar Networks. The Company owns 11.2% of TerreStar Networks. MSV had granted options to purchase the common stock of TerreStar Networks to certain employees of MSV prior to the spin-off of TerreStar Networks, which are vested and exercisable as of December 31, 2007.

In May 2005, MSV and TerreStar Networks entered into a management services agreement whereby MSV provides technical and program management efforts associated with ATC network development as well as administrative support required to accomplish these tasks. In May 2006, MSV discontinued providing management services to TerreStar Networks, but continued to share intellectual property development.

According to publicly available information, the Company understands that Harbinger also owns a significant investment in TerreStar Corporation.

9. Commitments and Contingencies

Leases

Office facility leases may provide for escalations of rent or rent abatements, and payment of pro rata portions of building operating expenses. The Company records rent expense using the straight-line method over the term of the lease agreement. As of December 31, 2007, MSV has non-cancelable operating leases, expiring starting in December 2008. Rental expense, net of sublease income, for the years ended December 31, 2007, 2006 and 2005, was $2.3 million, $2.1 million and $1.3 million, respectively.

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

In September 2006, MSV deferred construction of a South American satellite (MSV-SA). The MSV option to restart construction will expire November 8, 2008. MSV currently does not have plans to construct MSV-SA, and as such, no amounts for this satellite are included in our future commitments table. If the Company’s plans change in the future and management elects to proceed with MSV-SA construction, assuming contractual terms governing the construction have not expired, the Company would likely incur additional expenditures in excess of $500 million to construct, launch, and insure the satellite, depending upon how such a plan is pursued.

If MSV elects to terminate the Boeing contract in whole, the Company will be subject to termination liability charges that would range from $208 million to $217 million, declining in Q4 2008, which would be expensed when incurred. Similarly, an in part termination would range from $108 million to $116 million. Future minimum contractual payments due under this contract that are disclosed below exclude all potential performance incentives which could total up to $96.7 million, interest payments on the performance incentives and deferred construction payments, options, and full construction for MSV-SA.

Launch Contracts

In May 2007, MSV entered into fixed price contracts with ILS International Launch Services, Inc. and Sea Launch Company, LLC to launch the next generation satellites. MSV plans to launch its new satellite, MSV-1 in 2009 and pursuant to an in-orbit

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

delivery agreement with MSV Canada, to launch the identical Canadian satellite, MSV-2 in 2010. The aggregate base cost for these agreements is $174.8 million. MSV may incur liquidated damages if the respective contracts are terminated by the Company. For the period from contract signing to 21 months prior to each scheduled launch, the liquidated damages would be no more than the amounts already paid under each contract or $8.7 million in aggregate, as of December 31, 2007, resulting in no additional payments upon termination. During the remaining 21 months leading to each launch, the maximum liquidated damages would be $8.9 million, in addition to amounts already paid.

HNS Contract

MSV entered into an agreement with HNS, a related party, to purchase four base transceiver subsystems and air interface technology for a fixed price of $43.0 million. The transceiver subsystems will integrate the satellite component into the Company’s next generation integrated network.

Inmarsat Cooperation Agreement

To further organize large blocks of contiguous spectrum for the use of MSV and its potential future partners, in December 2007, SkyTerra, MSV and MSV Canada (together the MSV Parties) and Inmarsat Global Limited (Inmarsat) entered into a Cooperation Agreement relating to the use of L-band spectrum for both mobile satellite services and ATC services in North America. The Cooperation Agreement addresses a number of regulatory, technology and spectrum coordination matters involving L-band spectrum.

Upon receipt of an investment of $100 million in MSV by a third party for general corporate purposes and election by the MSV Parties to trigger certain provisions, the MSV Parties will be able to expand its trials and deployments to a broadband ATC trial using wider spectrum bandwidths, on a specific designation of combined Inmarsat and MSV spectrum in a pre-agreed market. Simultaneously upon the election by the MSV Parties regarding such an investment, the Company is required to issue to Inmarsat $31.3 million of the Company’s common stock, valued in accordance with terms of the agreement.

Upon the occurrence of certain events, including regulatory approvals and coordination among other L-band operators, MSV and MSV Canada, would, over time, have the potential for coordinated access for up to 2 x 23 MHz (including large blocks of contiguous channels) through the following phases.

Upon the occurrence of certain events, until September 1, 2011, the MSV Parties have the option (the Phase 1 Option), subject to certain conditions, to effect a transition to a modified band plan within an 18 to 30 month period. Such transition will include modification of certain of Inmarsat’s network and end user devises and a shift in frequencies between the MSV Parties and Inmarsat which would lead to additional spectrum contiguity and more relaxed operating rules for the Company. Over the transition period, the MSV Parties will be required to make payments to Inmarsat of $250 million in cash. Upon the commencement of Phase 1, the Company will issue to Inmarsat a number of shares of the Company’s common stock having a value of $31.3 million, valued in accordance with terms of the agreement. Upon the completion of the transition of the spectrum in Phase 1, the Company will issue to Inmarsat a number of shares of the Company’s common stock having a value of $56.3 million based on the average closing price of the Company’s common stock for the prior forty five (45)-trading day period. In addition, the MSV Parties have the option to accelerate the transition time by accelerating payment to Inmarsat of $50 million that would be credited towards the $250 million in cash payments.

Subsequent to the exercise of the Phase 1 Option, between January 1, 2010 and January 1, 2013, the MSV Companies have the option (the Phase 2 Option) for Inmarsat to modify its North American operations in a manner that will make additional spectrum available for ATC at a cost to the Company of $115 million per year, resulting in substantially more spectrum to the MSV Companies available for MSS/ATC. If the Company does not exercise the Phase 2 Option, then between January 1, 2013 and January 1, 2015, Inmarsat would have the option to require the MSV Parties to exercise the equivalent of the Phase 2 Option upon the same terms.

In consideration for the operational transition of spectrum to one or more of the band plans described above, the MSV Parties have agreed to allow Inmarsat continued use of loaned spectrum under dispute (subject to a potential dispute resolution process) and an additional loan of a lesser amount of spectrum.

A substantial number of provisions in the Cooperation Agreement are subject to receipt of applicable regulatory approvals. There can be no assurance that such approvals will be received, or that the conditions necessary for the operation of certain other provisions of the Cooperation Agreement will be met.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

Other Agreements

In September 2005, MSV entered into an agreement with a third-party that will provide the Company with rights to the use of certain intangible assets in future periods. The Company has paid $3.0 million related to this agreement, of which $2.5 million remains in other assets, and $0.2 million remains in prepaid expenses and other current assets as of December 31, 2007, in the accompanying consolidated balance sheet. The Company has also agreed to provide annual payments of $0.2 million for the remainder of the contract. The Company is amortizing the costs of the contract ratably over the 20-year term of the agreement.

Future minimum payments related to the Company’s commitments described in additional detail above, are as follows for the years ended December 31 (in thousands):

	Leases	Boeing	HNS	Launch Services	Other	Total
2008	$2,532	$167,152	$19,348	$29,110	$3,938	$222,080
2009	1,984	99,854	10,749	98,315	1,269	212,171
2010	1,874	4,439	—	38,588	300	45,201
2011	298	—	—	—	158	456
2012	—	—	—	—	158	158
Thereafter	—	—	—	—	1,895	1,895

	$6,688	$271,445	$30,097	$166,013	$7,718	$481,961

Litigation and Claims

The Company is periodically a party to litigation and claims in the normal course of business. While the outcome of the litigation and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material adverse effect on the financial position or results of operations of the Company. The Company recognizes a liability for these matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Option Modification

On February 22, 2008 the Boards of Directors of the Company and MSV approved a modification of certain outstanding options to purchase the Company’s common stock and MSV’s Limited Investor Units, respectively, that will lower the exercise prices of out-of-the-money unexercised options to an exercise price equal to the current fair market value of the underlying common stock and Limited Investor Units, respectively. This modification may have a material effect on the Company’s financial statements due to the recognition of compensation expense related to the modification. The Company does not expect the modification to have any impact on its cash or liquidity.

Regulatory Matters

During 2001, Motient Services, Inc. applied to the Federal Communications Commission (FCC) to transfer licenses and authorizations related to its L-Band Mobile Satellite System (MSS) system to MSV. This transfer was approved in November 2001. In connection with this application, Motient Services, Inc. sought FCC authority to launch and operate a next generation integrated network that will include the deployment of satellites and terrestrial base stations operating in the same frequencies. In February 2003, the FCC adopted general rules for MSS operators, including MSV, for the deployment of an integrated network that will include the operation of satellites and terrestrial base stations subject to the requirement that the MSS operator file an additional application for a specific ATC consistent with the broader guidelines issued in the February 2003 order.

MSV believes that the ruling allows for significant commercial opportunity related to the Company’s next generation integrated network. Both opponents and proponents of ATC, including MSV, asked the FCC to reconsider the rules adopted in the February 2003 order. Opponents of the ruling advocated changes that could adversely impact MSV’s business plans. MSV also sought certain corrections and relaxations of technical standards that would further enhance the commercial viability of the next generation integrated network. The FCC issued an order on reconsideration of the February 2003 order in February 2005. The FCC granted some of the corrections and relaxations of technical standards MSV had advocated and rejected the requests for changes advocated by opponents of the FCC’s February 2003 order. One party has filed a petition for reconsideration of the February 2005 order asking the FCC to adopt certain restrictions on the technical standards for

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

ATC. However, pursuant to the Cooperation Agreement (see Government Regulation—L-band Coordination) and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, that party has withdrawn its filing.

In November 2003, MSV applied for authority to operate ATC in conjunction with the current and next generation satellites of MSV and MSV Canada. The FCC’s International Bureau granted this authorization, in part, in November 2004 and deferred certain issues to the FCC’s rule-making proceeding, which was resolved in February 2005. One opponent of MSV’s authorization asked the FCC to review the grant of MSV’s ATC authorization. Pursuant to the Cooperation Agreement (see Government Regulation—L-band Coordination) and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, that party has withdrawn its filing. The Company filed applications to modify its ATC authorization in November 2005. One party filed comments in opposition to the applications. Pursuant to the Cooperation Agreement (see Government Regulation—L-band Coordination) and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, that party has withdrawn its filing. In May 2007, MSV filed modification applications to its ATC authorization, seeking a waiver of the requirement to construct an on-ground spare satellite. In November 2007, the FCC granted the waiver request.

In 2005, MSV received authorizations to construct, launch, and operate two satellites from the FCC, one providing coverage of North America and the other providing coverage of South America. In addition to a petition for clarification filed by MSV, one party filed a petition for reconsideration of MSV’s FCC satellite authorization for its North American satellite. In January 2008, that party withdrew its filing. MSV posted a $3 million performance bond for each authorization to construct a satellite. MSV Canada has also received authorization from Industry Canada to construct, launch, and operate another North American satellite. Pursuant to these satellite authorizations, MSV and MSV Canada must meet certain satellite milestone requirements.

In January 2006, MSV entered into a contract with Boeing to construct three satellites, one of which was designated to fulfill the South American authorization held by MSV, and the other two were designated to fulfill the North American satellite authorizations held by MSV and MSV Canada. In January 2006, MSV submitted a certification of compliance with its initial FCC milestone requirement for its North American and South American authorizations. In April 2006, the FCC ruled that MSV met the first milestone requirement for its authorizations and permitted MSV to reduce the performance bond associated with each authorization by $750,000. One party challenged this finding. Pursuant to the Cooperation Agreement (see Government Regulation—L-band Coordination) and subject to the coordination agreement being accepted by the relevant administrations of the United States, Canada and the United Kingdom, that party has withdrawn its filing. In June 2006, MSV surrendered its South American authorization and requested withdrawal and release of the $2.25 million performance bond associated with that authorization. That request is pending. Industry Canada has ruled that MSV Canada has met its first milestone with regard to design specifications. In March 2007, MSV Canada filed a submission with Industry Canada which provided evidence showing that it had complied with its second milestone requiring it to demonstrate that it had entered into a contract for the construction of the MSV-2 satellite. Industry Canada has not yet determined whether MSV Canada has met this milestone. In April 2007, MSV submitted a certification of compliance with the FCC’s Critical Design Review milestone for its North American authorization. In June 2007, the FCC determined that MSV met this milestone requirement, and permitted MSV to reduce its performance bond by $750,000. In June 2007, MSV also submitted a certification of compliance with its Begin Physical Construction milestone. In August 2007, the FCC determined that MSV met the Begin Physical Construction milestone and permitted MSV to reduce its performance bond by $750,000.

There can be no assurance that, following the conclusion of the legal challenges discussed above, MSV will have authority to operate a commercially viable next generation network.

10. TerreStar Networks Discontinued Operations

In February 2002, MSV established TerreStar Networks, then a wholly-owned subsidiary, to develop business opportunities related to certain licenses in the S-band. On December 20, 2004, MSV issued rights to all of its shares of TerreStar Networks common stock pro rata to its limited partners. On May 11, 2005, the limited partners exercised their rights under this arrangement resulting in a spin-off of TerreStar Networks that was recorded as a distribution to the limited partners at book value. The accompanying consolidated financial statements include the results of TerreStar Networks through May 11, 2005, and are presented as discontinued operations in the accompanying consolidated statements of operations. Accordingly, TerreStar Networks is no longer consolidated in the accompanying consolidated financial statements (see Note 2).

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

11. Income Taxes

SkyTerra and its eligible subsidiaries file a consolidated United States federal income tax return. As a limited partnership, MSV is not subject to U.S. Federal income tax directly. Rather, each limited partner, including SkyTerra, is subject to income taxation based on such partner’s portion of MSV’s loss, as defined in the limited partnership agreement. MSV’s Canadian subsidiary and MSV Canada are each taxed as separate corporate entities in Canada. The Company’s 2006 and 2007 net income tax (benefit) provision relates to MSV Canada.

The components of loss before income taxes and minority interest, by country, are as follows (in thousands):

	Year ended December 31
	2007	2006	2005
United States	$(126,517)	$(60,972)	$(28,966)
Canada	(1,333)	(2,577)	(3,160)

Total loss before income taxes and minority interest	$(127,850)	$(63,549)	$(32,126)

The components of the income tax (benefit) provision, all of which relate to our Canadian variable interest entity, consisted of the following (in thousands):

	Year ended December 31
	2007	2006	2005
Current provision	$1,317	$311	$—
Deferred (benefit) provision	(1,650)	944	—

Total income tax (benefit) provision	$(333)	$1,255	$—

Taxes computed at the U.S. statutory federal income tax rate of 34.0% are reconciled to the Company’s effective rate as follows:

	Year ended December 31
	2007	2006	2005
U.S. Federal taxes at statutory rate	$(43,469)	$(21,607)	$(10,923)
State taxes, net of U.S. Federal benefit	(4,183)	(2,439)	(1,159)
Valuation allowance	39,576	1,692	224
Losses allocable to MSV’s non-SkyTerra partners	1,576	19,649	11,842
Effect of Canadian operations	186	(57)	1
Non-deductible interest	5,580	1,460	—
Other	401	2,557	15

Income tax (benefit) provision	$(333)	$1,255	$—

Income tax benefit (provision)	0.3%	(2.0)%	0.0%

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

Deferred tax assets (liabilities) consisted of the following (in thousands):

	Year ended December 31
	2007	2006
Deferred tax assets, net:
Intangible assets	$68,482	$201,173
Net operating loss carryforwards	25,034	6,375
Senior secured discount note interest	11,695	7,844
Deferred revenue	7,360	5,541
Equity-based compensation	6,645	3,737
Depreciation and amortization of property and equipment	2,967	1,852
Tax credits	1,130	—
Other	1,340	—

	124,653	226,522

Less-valuation allowance	(91,791)	(182,692)

Deferred tax assets, net of valuation allowance	32,862	43,830

Deferred tax liabilities:
Intangible assets	(2,336)	—
Investment in TerreStar Networks	(29,506)	(42,637)
Deferred revenue	—	(2,137)
Other	(368)	—

Net deferred tax asset (liability)	$652	$(944)

For U.S. federal income tax purposes, SkyTerra has unused net operating loss (NOL) carryforwards of $112.7 million expiring from 2020 through 2027. The utilization of NOL carryforwards may be subject to an annual limitation if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code. Despite its NOL carryforwards, the Company may have a future tax liability due to alternative minimum tax or state tax requirements. In addition, the Company has $13.3 million of Canadian NOL carryforwards expiring from 2008 through 2026.

During 2007, stock options were exercised for the purchase of shares of the Company’s common stock and for shares of TerreStar Networks. The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123(R) the Company will not recognize a tax benefit with respect to the excess stock compensation deductions until those deductions actually reduce income tax liabilities. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital.

Changes in the valuation allowance during 2007 were attributable to the BCE Exchange Transaction and the TerreStar Corporation Exchange Transactions, offset by an increase related to current period activity. Of the $91.8 million valuation allowance at December 31, 2007, $42.9 million will be allocated to reduce goodwill or other intangible assets, if tax benefits are subsequently realized.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. Neither the adoption of FIN 48 nor activities in 2007 after its adoption impacted the Company’s financial position or results of operations. The Company has concluded that there are no uncertain tax positions requiring recognition, pursuant to the provisions of FIN 48, in its consolidated financial statements as of December 31, 2007. The Company’s policy is to recognize interest and penalties on income tax matters in the income tax provision (benefit).

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various states and in foreign jurisdictions, primarily Canada and its provinces. Because the Company’s 2006 U.S. federal income tax return used net operating loss carryforwards dating, in part, back to 1993, some elements of income tax returns back to 1993 are subject to examination. The Company is currently under audit for income taxes by the U.S. federal government, by one Canadian province and by one U.S. state, but the Company does not expect the results of those audits to have a material impact on the Company’s financial position or results of operations.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

As the 2006 distribution of Hughes Communications Inc. (Hughes), which was previously a consolidated subsidiary of SkyTerra, did not qualify as a tax-free spin-off, SkyTerra recognized a significant taxable gain for U.S. federal income tax purposes. SkyTerra offset that gain with NOL carryforwards. The Company was subject to the U.S. federal alternative minimum tax for 2006.

Prior to the closing of the BCE Exchange Transaction in January 2007, TMI Delaware distributed to BCE and its affiliates all of the assets of TMI Delaware other than its limited partnership interests in MSV and its common stock of MSV GP. Under the terms of the exchange agreement between the Company and BCE, BCE has indemnified the Company for any taxes imposed on TMI Delaware for periods prior to the closing of the BCE Exchange Transaction, including taxes related to the distribution. At closing, BCE transferred $37.0 million to TMI Delaware to pay such taxes. This liability is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2007. To the extent the tax liability is less than $37.0 million, the Company will refund the difference to BCE.

Prior to the closing of the MSV Exchange Transactions in September 2006, a minority stakeholder in MSV Investors distributed to its shareholders all of its assets other than its interest in MSV Investors. Under the terms of the merger agreement between SkyTerra and the shareholders of the minority stakeholder, such shareholders agreed to indemnify the Company for any taxes imposed on the minority stakeholder for any pre-merger period, including all taxes related to the distribution. At closing, such shareholders transferred $7.5 million to the Company to pay such taxes. To the extent the total tax liability for the merged entity is less than $7.5 million, the Company will refund the difference. If the former shareholders are unable to pay taxes in excess of $7.5 million, the Company will make such payments. As of December 31, 2007, the remaining liability related to this arrangement was $1.5 million which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2007.

12. Retirement Plan

MSV sponsors a benefit plan to provide retirement and incidental benefits for its employees and participants may make voluntary contributions, not to exceed maximum allowable contribution amounts. MSV may make discretionary contributions and matching contributions and has done so totaling $0.5 million, $0.3 million, and $0.2 million in the years ended December 31, 2007, 2006, and 2005, respectively. Employees vest immediately in MSV contributions.

13. Segment and Geographic Information

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision makers in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company has three reporting segments: MSV next generation, MSV MSS, and SkyTerra Corporate. The MSV next generation segment relates to activities to deploy a next generation satellite system complemented by ATC. The MSV MSS segment relates to MSV’s provision of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services using its existing in-orbit satellites. Management reviews the assets and financial position of MSV next generation and MSV MSS on a combined basis as a significant portion of the Company’s assets are shared between these segments. Assets are not segregated between these segments, and management does not use asset information by these segments to evaluate segment performance. The SkyTerra Corporate segment relates to activities related to the publicly traded holding company. Substantially all of the Company’s capital expenditures relate to MSV.

The following table presents results of operations for the Company’s reportable segments for the year ended December 31, 2007 (in thousands):

	Year ended December 31, 2007
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra	Eliminations	SkyTerra Consolidated
Total revenues	$—	$34,083	$34,083	$—	$—	$34,083
Operating expenses:
Cost of equipment sold	—	4,245	4,245	—	—	4,245
Operations and cost of services	8,044	16,986	25,030	—	—	25,030
Sales and marketing	3,957	3,602	7,559	—	—	7,559
Research and development	10,568	—	10,568	—	—	10,568
General and administrative	14,268	7,746	22,014	7,629	—	29,643
Depreciation and amortization	26,671	2,458	29,129	—	—	29,129

Total operating expenses	63,508	35,037	98,545	7,629	—	106,174

Operating loss	$(63,508)	$(954)	$(64,462)	$(7,629)	$—	$(72,091)

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

The following table presents balance sheet information for the Company’s reportable segments as of December 31, 2007 (in thousands):

	As of December 31, 2007
	Total MSV	SkyTerra	Eliminations	SkyTerra Consolidated
Total assets	$1,180,289	$119,960	$(5,173)	$1,295,035
Senior secured discount notes	552,719	—	—	552,719
Notes payable	52,893	—	—	52,893
Total liabilities	637,602	45,880	(5,173)	678,309
Total equity	542,646	74,080	(508)	616,218

The following table’s presents results of operations information for the Company’s reportable segments for the year ended December 31, 2006. SkyTerra amounts reflect the results of operations for the period following the September 25, 2006 MSV Exchange Transactions through December 31, 2006 (in thousands):

	Year ended December 31, 2006
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra	Eliminations	SkyTerra Consolidated
Total revenues	$—	$34,854	$34,854	$—	$—	$34,854
Operating expenses:
Cost of equipment sold	—	5,738	5,738	—	—	5,738
Operations and cost of services	5,132	14,664	19,796	—	—	19,796
Sales and marketing	1,708	2,505	4,213	—	—	4,213
Research and development	5,127	—	5,127	—	—	5,127
General and administrative	20,168	6,882	27,050	3,488	—	30,538
Depreciation and amortization	5,585	6,116	11,701	—	—	11,701

Total operating expenses	37,720	35,905	73,625	3,488	—	77,113

Operating loss	$(37,720)	$(1,051)	$(38,771)	$(3,488)	$—	$(42,259)

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

The following table presents balance sheet information for the Company’s reportable segments as of December 31, 2006 (in thousands):

	As of December 31, 2006
	MSV	SkyTerra	Eliminations	SkyTerra Consolidated
Total assets	$652,894	$116,679	$(2,526)	$767,047
Senior secured discount notes	483,410	—	—	483,410
Notes payable	470	—	—	470
Total liabilities	522,610	5,632	(2,526)	525,716
Total equity	130,285	111,048	(361,274)	(119,943)

The following table’s presents results of operations information for the Company’s reportable segments for the year ended December 31, 2005. Prior to September 25, 2006, MSV MSS and MSV Next Generation were the only operating segments (in thousands).

	Year ended December 31, 2005
	MSV Next Generation	MSV MSS	Total MSV Consolidated
Total revenues	$—	$29,974	$29,974
Operating expenses:
Cost of equipment sold	—	1,577	1,577
Operations and cost of services	8,158	14,837	22,995
Sales and marketing	101	2,435	2,536
Research and development	2,219	—	2,219
General and administrative	16,427	7,263	23,690
Depreciation and amortization	5,585	10,525	16,110

Total operating expenses	32,490	36,637	69,127

Operating loss	$(32,490)	$(6,663)	$(39,153)

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

Geographic information

The Company sells its services in the United States and through foreign subsidiaries in Canada. The following table presents revenue attributable to each geographic region (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$21,600	$22,612	$17,664
Canada	12,483	12,242	12,310

Total revenues	$34,083	$34,854	$29,974

The following table presents information regarding total assets attributable to each geographic region (in thousands):

	As of December 31,
	2007	2006
United States	$1,278,349	$748,384
Canada	16,686	18,663

Total assets	$1,295,035	$767,047

14. Unaudited Interim Financial Information

The Company’s results were as follows (in thousands except per share data):

	2007
	Q1	Q2	Q3		Q4
Revenues	$8,102	$8,170	$9,109		$8,702
Operating loss	(15,460)	(17,135)	(18,346)		(21,150)
Net loss	(19,817)	(21,804)	(44,900	)(1)	(37,035	)(2)
Basic and diluted loss per common share	$(0.21)	$(0.21)	$(0.44)		$(0.36)

(1)	Includes $22.5 million write down of Investment in TerreStar Networks (see Note 2)
(2)	Includes $12.0 million write down of Investment in TerreStar Networks (see Note 2)

	2006
	Q1	Q2		Q3		Q4
Revenues	$8,142	$9,355		$9,248		$8,109
Operating loss	(12,245)	(10,248)		(9,236)		(10,530)
Net loss	(10,701)	(18,085	)(1)	(15,584	)(2)	(12,730)
Basic and diluted loss per common share	$(0.27)	$(0.46)		$(0.39)		$(0.20)

(1)	The operating loss, net loss and net loss per share includes $3.5 million of compensation expense related to the modification of an executive’s employment agreement (see Note 7) and $2.3 million expense related to forfeiture of FCC performance bond.
(2)	The operating loss, net loss and net loss per share includes $1.9 million of compensation expense related to the acceleration of certain options as a result of a change in control at TerreStar Networks and at MSV in September 2006 as a result of the MSV Exchange Transaction (see Note 7).