Form 10-K/A
period 2007-12-31
SKYTERRA COMMUNICATIONS INC
filed 2008-04-29
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the fiscal year ended December 31, 2007, or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the transition period from to

Commission file number 000-13865

SKYTERRA COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2368845 (I.R.S. Employer Identification Number)

10802 Parkridge Boulevard Reston, VA 20191 (Address of principal executive offices)	20191 (Zip Code)

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not con-tained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or infor-mation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 29, 2007, was $740,062,429.

As of April 16, 2008, there were 34,327,663 shares of our voting common stock and 72,614,414 shares of our non-voting common stock outstanding.

DC: 2789965-9

EXPLANATORY NOTE

The purpose of this amendment is to amend and restate Part III of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2008 (the “Form 10-K”). The amended and restated items are as follows:

Item 10. Directors, Executive Officers and Corporate Governance.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

Item 15. Exhibits and Financial Statement Schedules.

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

As used in this amendment on Form 10-K/A, the words “we,” “our,” “us,” “SkyTerra,” and the “Company” refer to SkyTerra Communications, Inc., its predecessors and subsidiaries, except as otherwise specified, and capitalized terms used in this amendment on Form 10-K/A but not defined herein have the meanings given such terms in the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Commission on February 28, 2008.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning the Company’s executive officers and directors as of April 28, 2008:

Name	Age	Position
Alexander H. Good (1)	59	Chief Executive Officer and President, Chairman
Scott Macleod (2)	44	Executive Vice President and Chief Financial Officer
James A. Wiseman (3)	39	Vice President and Corporate Controller
Randy S. Segal (4)	52	Senior Vice President, General Counsel and Secretary
Jose A. Cecin, Jr. (5)	44	Director
Paul S. Latchford, Jr. (5)	53	Director
Jeffrey M. Killeen (6)	54	Director
William F. Stasior (7)	67	Director
Aaron J. Stone (7)	35	Director
Michael D. Weiner	55	Director

(1)	Mr. Good also serves as Mobile Satellite Ventures LP’s, or MSV's, Chief Executive Officer, President and Vice Chairman.
(2)	Mr. Macleod also serves as MSV's Executive Vice President and Chief Financial Officer.
(3)	Mr. Wiseman also serves as MSV’s Vice President and Corporate Controller.
(4)	Ms. Segal also serves as MSV's Senior Vice President, General Counsel and Secretary.
(5)	Member of the Compensation Committee of the Board of Directors, effective immediately after the filing of this report on Form 10-K/A.
(6)	Member of the Audit Committee of the Board of Directors and Member of the Compensation Committee of the Board of Directors until immediately after the filing of this report on Form 10-K/A.
(7)	Member of the Audit Committee of the Board of Directors.

Executive Officers

Alexander H. Good – Chief Executive Officer and President, Chairman. Mr. Good has been the Company’s Chief Executive Officer and President since December 2006. Mr. Good was elected to the Board of Directors of the Company on April 9, 2008 and became the Chairman of the Board of Directors on April 24, 2008. Mr. Good has served as MSV’s Chief Executive Officer, President and Vice Chairman of the Board since April 2004. In 2002 and 2003, prior to joining MSV, Mr. Good served as the Executive Chairman of Affinity Internet and Executive Chairman of Nexverse Networks, Inc., now Veraz Networks, Inc., and also served as a director of NextLevel Communications, Inc. Mr. Good was Chairman and CEO of @Link Networks, Inc. from 1999 to 2001. Mr. Good was Executive Vice President of Bell Atlantic Corporation (now Verizon) from 1997 to 1999. He served as Senior Vice President of Corporate Development of Bell Atlantic Corporation from 1995 to 1997 and was Chairman and CEO of Bell Atlantic International from 1994 to 1997. Mr. Good served as Senior Vice President of Mtel Communications, Inc. and CEO of MTEL International from 1990 to 1994.

Scott Macleod – Executive Vice President and Chief Financial Officer. Mr. Macleod has been the Company’s Executive Vice President and Chief Financial Officer since December 2006. Mr. Macleod has served as MSV’s Executive Vice President and the Chief Financial Officer since January 2006. From May 2003 to January 2006, Mr. Macleod served as a Managing Director of Rothschild Inc. From May 1999 to January 2003, Mr. Macleod was Chief Corporate Development Officer of XO Communications, and from 1992 to 1999, worked in Merrill Lynch’s Global Communications Group, serving most recently as Managing Director of such group.

James A. Wiseman – Vice President and Corporate Controller. Mr. Wiseman has been the Company’s Vice President and Corporate Controller since August 2007. From May 2005 through August 2007, Mr. Wiseman, served as the Vice President Finance and Worldwide Controller of MicroStrategy, Inc.  From August 2004 through May 2005, Mr. Wiseman served as Vice President Corporate Finance, and from March 2001 through August 2004 as Vice President Corporate Accounting and Reporting of Discovery Communications.

Randy S. Segal – Senior Vice President, General Counsel and Secretary. Ms. Segal has served as the Company’s Senior Vice President, General Counsel and Secretary since April 25, 2008. Ms. Segal has also been MSV’s Senior Vice President, General Counsel and Secretary since September 2004. From May 2001 to September 2004, Ms. Segal was Senior Vice President and General Counsel for Hughes Network Systems Inc. and served on Hughes Network Systems Inc.’s international subsidiaries’ boards of directors. Ms. Segal also served on the boards of directors of XM Satellite Radio Holdings Inc. from 1999 to 2002 and Mobile Satellite Ventures GP Inc. from 2000 to 2001. From 1992 to 2001, Ms. Segal was Senior Vice President and General Counsel of Motient Corporation. Ms. Segal practiced with Debevoise & Plimpton from 1983 prior to joining Motient Corporation in 1992. She also served as a Federal Law Clerk in the United States District Court, the Southern District of New York from 1981 to 1982 and in the Fifth Circuit United States Court of Appeals from 1982 to 1983.

Directors

Jose A. Cecin, Jr. Mr. Cecin has served as a director of the Company since April 2008.  Mr. Cecin is a Managing Director of BB&T Capital Markets, the investment banking division of BB&T Corporation, and is the Group Head of the firm’s Communications Investment Banking practice.  Prior to joining BB&T Capital Markets in 2003, Mr. Cecin was a co-founder of Cambrian Communications where he served as Chief Operating Officer and a member of the board of directors.  Prior to founding Cambrian in 1999, Mr. Cecin was on the founding team of Wave International, a company focused on financing and building telecommunications infrastructure in emerging markets.  Prior to Wave International, Mr. Cecin served as Managing Director of Corporate Development at Bell Atlantic Corporation. Mr. Cecin will join our Compensation Committee effective immediately after the filing of this report on Form 10-K/A.

Jeffrey M. Killeen. Mr. Killeen has been a member of the Board of Directors of the Company since October 1998. Since January 1, 2002, Mr. Killeen has been Chairman and Chief Executive Officer of Globalspec, Inc., an information services company. Mr. Killeen was the Chief Executive Officer of Forbes.com from August 1999 to March 2001. Prior to that, from January 1998 to March 1999, Mr. Killeen was the Chief Operating Officer of barnesandnoble.com. Before joining barnesandnoble.com, Mr. Killeen served as President and Chief Executive Officer of Pacific Bell Interactive Media from August 1994 to January 1998. Mr. Killeen serves on the board of directors of drugstore.com, Inc. Mr. Killeen also serves on our Audit Committee. Mr. Killeen will serve on our Compensation Committee until immediately after the filing of this report on Form 10-K/A.

Paul S. Latchford, Jr. Mr. Latchford has served as a director of the Company since April 2008.  Mr. Latchford is Co-Founder, President and Chief Executive Officer of Spencer Trask Media & Communications Group LLC.  Prior to joining Spencer Trask in June 1999, Mr. Latchford served as Principal Vice President for Global Business Development in Bechtel Group, Inc. from February 1997 to June 1999.  Beginning in the early 1990’s Mr. Latchford held several regional business development positions in Bell Atlantic International, Inc. and was appointed Vice President of Business Development for the Asia Pacific Region in 1994. Mr. Latchford will join our Compensation Committee effective immediately after the filing of this report on Form 10-K/A.

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

Aaron J. Stone. Mr. Stone has been a member of the Board of Directors of the Company since June 2005. Mr. Stone is a partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds including the Apollo Stockholders, where he has worked since 1997. Mr. Stone also serves on the board of directors of AMC Entertainment Inc., Hughes Communications and its subsidiary Hughes Network Systems LLC, and MSV GP. Mr. Stone also serves on our Audit Committee.

Michael D. Weiner. Mr. Weiner has been a member of the Board of Directors of the Company since June 2005. Mr. Weiner has been Chief Legal Officer and General Counsel of Ares Management since September 2006. Previously, Mr. Weiner was employed with Apollo Advisors, L.P. and Apollo Real Estate Advisors and served as general counsel of the Apollo organization from 1992 to September 2006. Prior to joining Apollo, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius specializing in securities law, public and private financings, and corporate and commercial transactions. Mr. Weiner also serves on the board of directors of Hughes Communications, Inc.

Audit Committee

The Company’s Audit Committee is currently composed of three outside directors, Mr. Killeen, Mr. Stasior and Mr. Stone, all of whom have been determined by the Board to be independent under Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market. The Board of Directors has determined that Mr. Stone is an “audit committee financial expert” within the applicable definition of the SEC.

Code of Ethics

The Company has adopted a Code of Ethics for its senior executive officers and senior financial officers, including its principal accounting officer and controller. A copy of the Code is publicly available on the Company’s website at www.skyterra.com. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, the Company believes that during the year ended December 31, 2007 its officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

The Company’s Compensation Committee is empowered to review and approve, or recommend for the approval of the full Board of Directors, the annual compensation for the executive officers of the Company. The board of directors of MSV GP, the general partner of MSV, has its own Compensation Committee, which is similarly empowered to review and approve annual compensation policy for MSV’s executive officers and others. Our Compensation Committee takes an active role in reviewing compensation policies at MSV with respect to our executive officers who are also executive officers of MSV, as MSV is a consolidated subsidiary.

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

Regarding most compensation matters, including executive and director compensation, our management provides recommendations to the Compensation Committee. The Compensation Committee has not historically delegated any of its functions to others in setting compensation. However, in light of the fact that our Chief Executive Officer and President, Executive Vice President and Chief Financial Officer, and Vice President and Corporate Controller are also executives of MSV, and are paid by MSV pursuant to employment agreements with MSV, their compensation, including bonuses, are set by the MSV Compensation Committee, but will continue to be subject to our Compensation Committee’s oversight. We do not currently engage any consultant related to executive and/or director compensation matters.

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

Elements of Our Compensation Plan and How They Relate to Our Objectives

Annual executive officer compensation consists of a base salary component and a discretionary annual bonus. It is the Compensation Committee’s intention to set total executive cash compensation sufficiently high to attract and retain a strong motivated leadership team, and recognize our executives’ roles in accomplishing extraordinary transactions. In 2007, in addition to their base salaries in accordance with their respective employment agreements, each of Messrs. Good and Macleod was awarded a bonus equal to 100% of his target bonus, or approximately $450,000 and $243,750, respectively. These bonuses were awarded based on Messrs. Good’s and Macleod’s roles in helping the Company achieve certain pre-established objectives and various operational milestones in 2007, including, among other things, obtaining key investor commitments, establishing the Company’s strategic relationship with Inmarsat and achieving various successes in connection with the continuing development of the Company's next generation satellite business. The Compensation Committee awarded Mr. Lewis a bonus of $125,000, equal to approximately 110% of his base salary, in recognition of his efforts on behalf of the Company during 2007.

Each of our executive officers has received stock option grants and/or restricted stock under either the Company’s 2006 Equity and Incentive Plan or the Company’s 1998 Long-Term Incentive Plan. Although historically we generally have not issued either Company stock options or Company restricted stock to employees of MSV (because MSV employees were granted options to purchase limited partnership interests of MSV), on March 14, 2008 we commenced an offer to issue Company stock options in exchange for the termination of outstanding options to purchase limited partnership interests of MSV. We commenced this offer to further simplify the ownership structure of MSV and to provide holders of MSV options with the opportunity to obtain options to acquire Company stock, for which there is a trading market rather than the illiquid MSV limited partnership interests. On April 17, 2008 we extended the offer’s expiration date by an additional 20 business days, and we now expect to complete the offer on or about May 16, 2008. Going forward, we expect that any equity incentives awarded to MSV employees will generally be in the form of Company stock options or Company restricted stock.

To date, the number of Company stock options or shares of Company restricted stock that have been granted to our named executive officers has been determined on a discretionary rather than a formula basis by the Compensation Committee. The 2006 fiscal year was the first year that we granted restricted stock, as opposed to options, to our named executive officers. The 2006 awards of restricted stock were designed to enhance retention and performance by providing for a three-year vesting schedule for one-third of the grant, and tying the other two-thirds to stock performance metrics. By adopting such an approach, we believe we have enhanced our ability to retain the services of such employees on a long-term basis while also further aligning their interests with those of our common stockholders.

No SkyTerra or MSV equity awards were granted to any of the named executive officers in 2007, other than the grant of SkyTerra options to Mr. Wiseman upon his commencement of employment.

How the Company Chose Amounts for Each Element

Each executive’s current and prior compensation is considered in setting future compensation. In addition, we informally review the compensation practices of other companies. The elements of our plan (e.g., base salary, bonus and stock options or restricted stock) are similar to the elements used by many companies. The exact base pay, stock grant, and bonus are chosen in an attempt to balance our competing objectives of fairness to all stakeholders and attracting/retaining our executives. For additional information regarding the compensation of our named executive officers, please see the Summary Compensation Table below.

Grant Policies

Subject to certain exceptions set forth below, the Company’s annual stock option grants to executives and others in recent years have coincided with the meeting of the Compensation Committee following year-end at which discretionary bonuses are considered. Except in the case of new hires, the Compensation Committee does not generally grant options on other dates. The grant date is established when the Company’s Compensation Committee approves the grant. The exercise price of each of our stock options grants under the 2006 Equity and Incentive Plan is, in accordance with the 2006 Plan, to be at fair market value on the date of grant based on the average of the closing bid and ask price on the grant date. The 1998 Long-Term Incentive Plan similarly provides for grants at the fair market value on the date of grant, though we do not expect significant activity under that plan. If at the time of any planned option grant date any member of our Board of Directors or executive team is aware of material non-public information, the Company would not generally make the planned stock option grant. In such event, as soon as practical after material information is made public, the Compensation Committee will have a specially called meeting and/or otherwise take all necessary steps to authorize a stock option grant. The Compensation Committee has fixed the form of agreement for such grants and delegated authority within a narrowly defined matrix for the Chief Executive Officer of the Company to make grants of options to purchase shares of Company common stock at the time of beginning employment with the Company or any subsidiary to individuals at the level of Vice President and below. For additional information regarding the grants of stock options and restricted stock to our named executive officers in 2007, please see the table entitled 2007 Grants of Plan-Based Awards below.

The Compensation Committee of MSV sets the terms and pricing for grants options under MSV’s 2001 Unit Incentive Plan, in addition to making all grants to personnel at the level above Vice President. The Compensation Committee has fixed the form of agreement for such grants and delegated authority within a narrowly defined matrix for the Chief Executive Officer of MSV to make grants of options to purchase MSV limited partnership units at the time of beginning employment with MSV to individuals at the level of Vice President’s and below. As MSV has historically been a private entity, the price has been the fixed by the Compensation Committee and is periodically reviewed. Subject to prior approval by the Compensation Committee or in accordance with the delegation process, each option is typically granted on the hire date.

Accounting and Tax Considerations

Our stock option grant policies have been affected by the implementation of SFAS No. 123(R), Share Based Payments, which we adopted in the first quarter of fiscal year 2006. Under this accounting pronouncement, we are required to value unvested stock options granted prior to our adoption of SFAS No. 123(R), and all options granted after our adoption of SFAS No. 123(R), under the fair value method and expense those amounts in the income statement over the stock option’s vesting period.

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

The 2006 Equity and Incentive Plan provides us with the ability to make cash based awards, as defined in the Plan, to an individual participant in the Plan of up to $2,500,000, in accordance with the terms of the Plan.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in this Form 10-K/A. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this Form 10-K/A.

Compensation Committee

Jeffrey M. Killeen

Summary Compensation Table

The following table sets forth information concerning compensation for our Chief Executive Officer, Chief Financial Officer, and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2007.

Name and Principal Position	Year	Salary $		Bonus $			Stock Awards $(1)		Option Awards $(1)		All Other Comp ($)			Total
Alexander Good Chief Executive Officer and President (2)	2007 2006	$ $	600,000 434,137	$ $	717,800 325,520	(3)	$ $	2,446,602 55,700	$ $	- -	$ $	12,024 11,631	(4) (5)	$ $	3,776,426 826,988
Scott Macleod Executive Vice President, Chief Financial Officer (6)	2007 2006	$ $	375,000 302,500	$ $	243,750 148,958		$ $	1,223,294 27,850	$ $	1,694,038 1,226,962	$ $	11,339 24,111	(7) (8)	$ $	3,547,421 1,730,381
James A. Wiseman Vice President and Corporate Controller (9)	2007		$80,385		$110,000	(10)		$-		$22,242		$313			$212,940
Robert Lewis Former Senior Vice President, General Counsel and Secretary (11)	2007 2006	$ $	115,510 205,000	$ $	125,000 765,000	(12)	$ $	245,568 -	$ $	- -	$ $	- 10,000	(13)	$ $	486,078 980,000

(1)

The amounts shown in this column are the amounts that we recognized as compensation expense in the year shown pursuant to SFAS No. 123(R), except that in accordance with the rules of the SEC, these figures do not include estimates of forfeitures related to service-based vesting conditions. For a discussion of the assumptions used in the valuation under SFAS No. 123(R) see Note 7 to our consolidated financial statements beginning on page F-26 of our Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	Mr. Good also serves as MSV’s Chief Executive Officer, President and Vice Chairman.
(3)

Comprised of a $267,800 special bonus paid out in accordance with Mr. Good’s employment agreement upon Mr. Good’s stock options in TerreStar Networks Inc. becoming freely exercisable, marketable or “liquid,” and $450,000 related to 2007 performance.

(4)	Includes $9,000 of employer contributions to the Company's tax-qualified retirement plan and $3,024 related to long-term disability benefits.
(5)	Includes $8,800 of employer contributions to the Company’s tax-qualified retirement plan and $2,831 related to long-term disability benefits.

(6)	Mr. Macleod also serves as MSV’s Executive Vice President and Chief Financial Officer.

(7) Includes $9,000 of employer contributions to the Company’s tax-qualified retirement plan, and $2,339 related to long-term disability benefits.

(8)	Includes $14,047 of relocation expenses, $8,800 of employer contributions to the Company’s tax-qualified retirement plan, and $1,264 related to long-term disability benefits.
(9)	Mr. Wiseman joined the Company in August, 2007. He also serves as MSV’s Vice President and Corporate Controller.
(10)	Comprised of a $44,000 sign-on bonus paid in accordance with Mr. Wiseman’s offer letter and $66,000 related to 2007 performance.
(11)	Mr. Lewis’s employment with the Company was terminated on April 25, 2008.
(12)

Represents a one-time bonus received in recognition of Mr. Lewis’s role in connection with the significant transactions consummated in 2006, including the special dividend distribution of Hughes Communications to the Company’s security holders and the MSV Exchange Transactions.

(13)	Represents the Company’s contribution to a Simple IRA plan.

Employment Contracts and Change in Control Arrangements

Mr. Good

Mr. Good is party to an employment agreement with MSV, the material terms of which are as follows: Mr. Good’s base salary is set at $600,000 and his discretionary bonus target is 75% of his annualized salary. The discretionary bonus target will be increased to 100% of base salary upon the closing of a strategic transaction by MSV in which strategic investors invest over $500 million in MSV. Under the employment agreement, Mr. Good was entitled to a special bonus payment of $267,800, payable upon the earlier to occur of: (i) Mr. Good’s TerreStar stock options (or successor options) becoming freely exercisable, marketable or “liquid” or (ii) Mr. Good’s employment being terminated by MSV other than for “cause” (as defined in the employment agreement). Mr. Good received such bonus payment on February 9, 2007, based on the circumstances described in clause (i) above. Mr. Good’s employment agreement also provides severance benefits under the circumstances described under the caption “Potential Payments Upon Termination and Change of Control.”

Mr. Good also entered into a change of control agreement with MSV, described under the caption “Potential Payments Upon Termination and Change of Control.”

On December 18, 2006, Mr. Good was granted 400,000 restricted shares of the Company’s common stock (the “Good Restricted Stock”) under the 2006 Equity and Incentive Plan (the “Plan”). The Good Restricted Stock will vest as follows: (i) 33.34% of the shares of Good Restricted Stock (133,334 shares) on December 18, 2009; (ii) 33.33% of the shares of Good Restricted Stock (133,333 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the common stock exceeds $20 per share; and (iii) 33.33% of the shares of Good Restricted Stock (133,333 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the common stock exceeds $25 per share.

Mr. Macleod

Mr. Macleod is a party to an employment agreement with MSV dated January 9, 2006, providing his position as Executive Vice President and Chief Financial Officer for MSV reporting directly to Mr. Good, at an annual salary of $375,000 subject to review on an annual basis, and with a 65% annual bonus target. The term of the agreement is three years, subject to earlier termination upon payment of one year’s salary and target bonus, and is also subject to the vesting and two-years continued exercise of all options and phantom unit shares granted by MSV. Mr. Macleod was granted the following equity awards on January 27, 2006: 1) an option with respect to MSV units at a strike price of $56.33, with three-year vesting; and 2) a phantom unit grant relating to MSV units in the amount of 50,000 units, vesting over a five year period, with 40% vesting on the second anniversary of grant (i.e. January 27, 2008) and 20% each year thereafter, to be settled either in units of MSV (if a public market exists at such time) or in cash in an amount equal to the fair market value of the underlying units on the date the phantom units vest. The initial 40% of the award vested in January 2008 and was paid in cash. Mr. Macleod’s employment agreement also provides severance benefits under the circumstances described under the caption “Potential Payments Upon Termination and Change of Control.”

In addition, Mr. Macleod entered into a change of control agreement with MSV, which is described under the caption "Potential Payments Upon Termination and Change of Control."

On December 18, 2006, Mr. Macleod was granted 200,000 restricted shares of the Company’s common stock (the “Macleod Restricted Stock”) under the Plan. The Macleod Restricted Stock will vest as follows: (i) 33.34% of the shares of Macleod Restricted Stock (66,667 shares) on December 18, 2009; (ii) 33.33% of the shares of Macleod Restricted Stock (66,666 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the common stock exceeds $20 per share; and (iii) 33.33% of the shares of Macleod Restricted Stock (66,666 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the Common Stock exceeds $25 per share.

Mr. Wiseman

Mr. Wiseman is party to an offer letter with MSV. Under this agreement, Mr. Wiseman’s base salary shall be $220,000 and his discretionary bonus target is 30% of his annualized salary.  Under the offer letter, Mr. Wiseman received a one-time sign-on bonus of $44,000.  Mr. Wiseman’s offer letter also provides severance benefits under the circumstances described under the caption “Potential Payments Upon Termination and Change of Control.”

Mr. Lewis

Mr. Lewis has an amended employment agreement with the Company. This agreement contains severance and change in control provisions described under the caption "Potential Payment Upon Termination or a Change in Control." Mr. Lewis’s employment with the Company was terminated on April 25, 2008.

On December 18, 2006, Mr. Lewis was granted 75,000 restricted shares of the Company’s common stock (the “Lewis Restricted Stock”) under the Plan. The Lewis Restricted Stock vests as follows: (i) 33.34% of the shares of Lewis Restricted Stock (25,000 shares) on December 18, 2009; (ii) 33.33% of the shares of Lewis Restricted Stock (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the common stock exceeds $20 per share; and (iii) 33.33% of the shares of Lewis Restricted Stock (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the common stock exceeds $25 per share. In accordance with his amended employment agreement, the first tranche of 25,000 shares of Lewis Restricted Stock vested as of April 25, 2008, the date of the termination of Mr. Lewis’s employment with the Company, and the remaining shares of Lewis Restricted Stock will remain outstanding on such terms as are set forth in the agreement governing such award.

2007 Grants of Plan-Based Awards

The following table contains information concerning grants of plan-based awards to the named executive officers in 2007.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: No. of Shares of Stock or Units (#)	All Other Option Awards: No. of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1)
		Threshold ($)	Target ($)	Max. ($)	Threshold (#)	Target (#)	Max. (#)
Alexander Good	-	-	-	-	-	-		-	-	-	-
Scott Macleod	-	-	-	-	-	-		-	-	-	-
James A. Wiseman	08/20/07	-	-	-	-	-		-	56,400	$12.41(2)	$183,864
Robert Lewis	-	-	-	-	-	-		-	-	-	-

(1)

The amount shown in this column represents the grant date fair value determined pursuant to SFAS No. 123(R), except that in accordance with the rules of the SEC, these figures do not include estimates of forfeitures related to service-based vesting conditions. For a discussion of the assumptions used in the valuation under SFAS No. 123(R) see Note 7 to our consolidated financial statements beginning on page F-26 of our Annual Report on Form 10-K for the year ended December 31, 2007.

(2)

On February 29, 2008, the Compensation Committee of the Board of Directors of the Company modified the exercise prices of certain outstanding stock options as of February 29, 2008, including the 56,400 options granted to Mr. Wiseman, to $7.425 per share. No other terms, including vesting, were modified.

Outstanding SkyTerra Equity Awards at Fiscal Year End - 2007

The following table shows outstanding SkyTerra equity awards held by the named executive officers as of December 31, 2007.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alexander Good	-	-	-	-		-	400,000	(2)	$2,720,000	-	-
Scott Macleod	-	-	-	-		-	200,000	(3)	$1,360,000	-	-
James A. Wiseman	-	56,400(4)	-	$12.41	(5)	8/20/17				-	-
Robert Lewis	20,000 40,000 20,000 10,000	- - - -	- - - -	$0.56 $0.60 $1.44 $21.53		10/15/12 04/08/13 01/26/14 01/28/15	75,000 - - -	(6)	$510,000 - - -	- - - -	- - - -

(1)

This column reflects the market value of outstanding SkyTerra stock awards on the final day of trading in 2007. On December 31, 2007, the average of the closing bid and asked prices on the Over the Counter Bulletin Board, was $6.80 per share.

(2)

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

(4)

Vests in three equal annual installments beginning on the first anniversary of the grant date. The first tranche will vest on August 20, 2008 and the remaining tranches vest on August 20, 2009 and August 20, 2010.

(5)

On February 29, 2008, the Compensation Committee of the Board of Directors of the Company modified the exercise prices of certain outstanding stock options as of February 29, 2007, including the 56,400 options held by Mr. Wiseman, to $7.425 per share. No other terms, including vesting, were modified.

(6)

On January 12, 2007 a grant of 75,000 shares of restricted stock to Mr. Lewis under the 2006 Equity and Incentive Plan became effective. On December 15, 2006, the date on which such grant was approved, subject to an effective registration statement and execution of an award agreement, the fair value of the our common stock, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board, was $13.305 per share. Such shares vest as follows: (i) 33.34% of the shares (25,000 shares) on December 18, 2009; (ii) 33.33% of the shares (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $20 per share; and (iii) 33.33% of the shares (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $25 per share. In accordance with his amended employment agreement, the first tranche of 25,000 shares of Lewis Restricted Stock vested as of April 25, 2008, the date of the termination of Mr. Lewis’s employment with the Company, and the remaining shares of Lewis Restricted Stock will remain outstanding on such terms as are set forth in the agreement governing such award. The award agreement was not executed until January 2007 and accordingly the fair value of the award was determined pursuant to the provisions of SFAS No. 123(R) and included in Mr. Lewis’s compensation for 2007.

2007 Outstanding MSV Equity Awards at Fiscal Year End

The following table shows outstanding MSV equity awards held by the named executive officers as of December 31, 2007. As described in “Compensation Discussion and Analysis,” on March 14, 2008, we commenced an offer to issue SkyTerra stock options in exchange for the termination of outstanding options to purchase limited partnership interests of MSV. The option awards shown in this table reflect options to purchase limited partnership units of MSV that were held by the named executive officers as of December 31, 2007. Mr. Good’s options were granted in 2004 and 2005 respectively, in connection with his employment by MSV. Mr. Macleod’s options were granted in 2006 in connection with his employment by MSV.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alexander Good	400,000 200,000	(1) (1)	- -	- -	$ $	6.45 6.45	2/27/14 2/27/15	- -	- -	- -	- -
Scott Macleod	75,000	(2)	150,000 (2)	-		$35.00(3)	1/25/16	50,000 (4)	$ 958,800(5)	-	-
James A. Wiseman	-		-	-		-	-	-	-	-	-
Robert Lewis	-		-	-		-	-	-	-	-	-

(1)

Although these awards were originally scheduled to vest in three equal annual installments beginning on the anniversary of the grant date, the options are now fully vested as a result of a change of control of MSV deemed to have occurred in 2005.

(2)

Vests in three equal annual installments beginning on the first anniversary of the grant date. The first tranche vested on January 25, 2007 and the remaining tranches vest on January 25, 2008 and January 25, 2009.

(3)

On February 29, 2008, the Compensation Committee of the Board of Directors of MSV’s general partner modified the exercise prices of outstanding unit options as of February 29, 2008 with exercise prices of $35.00 to $20.94. No other terms, including vesting, were modified.

(4)

Comprises a phantom award of 50,000 units of MSV limited partnership interests. Vests over a five year period, with 40% vesting on the second anniversary of grant (i.e. January 27, 2008) and 20% each year thereafter, to be settled either in units of limited partnership interests of MSV (if a public market exists at such time) or in cash in an amount equal to the fair market value of the underlying units on the vesting date. The initial 40% of the award vested in January 2008 and was paid in cash.

(5)

Because the phantom award is payable in shares of SkyTerra stock instead of MSV limited partnership interests, the market value shown is based on the market value of $6.80 per share of SkyTerra common stock on December 31, 2007 and a conversion ratio of 2.82 shares of SkyTerra common stock per unit of MSV limited partnership interest.

Option Exercises and Stock Vested - 2007

There were no SkyTerra or MSV options exercised by any of the named executive officers during 2007, and no shares of SkyTerra stock or limited partnership interests of MSV held by any of the named executive officers vested during 2007.

Pension Plan / Nonqualified Deferred Compensation Plan

None of the named executive officers participate in any deferred benefit pension plan or nonqualified deferred compensation plan.

Potential Payments upon Termination or Change in Control

Mr. Good

Mr. Good has entered into an employment agreement with MSV (described above under “Employment Contracts and Change in Control Arrangements”). Pursuant to the employment agreement, if Mr. Good's employment is terminated by MSV without cause (as defined in the employment agreement and as set forth below), he will be entitled to (i) a lump sum severance payment in an amount equal to the sum of Mr. Good’s base salary and his average bonus for 24 months; and (ii) continued coverage of group term life insurance, health insurance, accident and long-term disability insurance benefits for a period of 24 months following the termination.

Mr. Good also entered into a change of control agreement with MSV. Under the change of control agreement, if a “change of control” of MSV (as defined in the agreement and as described below) occurs and, within two years following such change of control, MSV terminates Mr. Good’s employment without cause or Mr. Good terminates his employment for good reason (as defined in the agreement), Mr. Good will be entitled to (i) a lump sum severance payment in an amount equal to the sum of Mr. Good’s base salary and his average bonus for 24 months; (ii) full vesting of all MSV options, with such options remaining exercisable for two years following the date of termination; and (iii) continued coverage of group term life insurance, health insurance, accident and long-term disability insurance benefits for a period of 24 months following the termination (except that with respect to clauses (i) and (iii) above, such period would have been 18 months with respect to any change of control that occurred prior to December 18, 2006).

For purposes of Mr. Good’s employment agreement, the term “cause” means:

(a) the willful and continued failure of the executive to substantially perform his duties with MSV (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the executive by the Board of MSV GP which specifically identifies the manner in which the Board believes that the executive has not substantially performed the executive’s duties;

(b) the willful engaging by the executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to MSV;

(c) personal dishonesty or breach of fiduciary duty to MSV that in either case results or was intended to result in personal profit to the executive at the expense of MSV; or

(d) willful violation of any law, rule or regulation (other than traffic violations, misdemeanors or similar offenses) or cease-and-desist order, court order, judgment or supervisory agreement, which violation is materially and demonstrably injurious to MSV.

For purposes of Mr. Good’s change of control agreement, the term “change in control” means any of the following:

(a) any person or group of persons (as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934) together with its affiliates, excluding employee benefit plans of MSV, is or becomes, directly or indirectly, the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) of securities of MSV representing 40% or more of the combined voting power of MSV’s then outstanding securities;

(b) the dissolution or liquidation of MSV or a merger, consolidation, or reorganization of MSV with one or more other entities in which MSV is not the surviving entity, or the . sale of substantially all of the assets of MSV to another person or entity;

(c) any transaction (including without limitation a merger or reorganization in which MSV is the surviving entity) which results in any person or entity (other than persons who are members of MSV or affiliates immediately prior to the transaction) owning more than 50% of the combined voting power of all classes of securities of MSV; or

(d) individuals who at the beginning of any two-year period constitute the Board of Directors of MSV GP, plus new directors whose election or nomination for election by MSV’s members is approved by a vote of at least two-thirds of the directors of MSV GP still in office who were directors at the beginning of such two-year period, cease for any reason during such two-year period to constitute at least two-thirds of the members of the Board.

A change in control does not include either an initial public offering by MSV or any successor thereto or the consummation of the conversion of MSV or its business into a corporation.

Mr. Macleod

Mr. Macleod has entered into an employment agreement with MSV (described above under “Employment Contracts and Change in Control Arrangements”) which provides that if MSV terminates his employment during the term set forth in the agreement without cause, or if MSV makes a material change to the terms of Mr. Macleod’s employment as set forth in the agreement without his prior written consent, Mr. Macleod will be entitled to one year’s salary and target bonus, as well as immediate vesting of all MSV options (and such options shall remain exercisable for two years following termination of employment) and MSV units or phantom units.

Mr. Macleod is also a party to a change of control agreement with MSV. Under the change of control agreement, if a “change of control” of MSV (as defined in the agreement and as described below) occurs and, within two years following such change of control, MSV terminates Mr. Macleod’s employment without cause or Mr. Macleod terminates his employment for good reason (as defined in the agreement), Mr. Macleod would be entitled to (i) a lump sum severance payment in an amount equal to the sum of Mr. Macleod’s annual base salary and his average bonus; (ii) full vesting of all options and phantom units, with such options remaining exercisable for two years following the date of termination; and (iii) continued coverage of group term life insurance, health insurance, accident and long-term disability insurance benefits for a period of 12 months following the termination.

For purposes of Mr. Macleod’s change in control agreement, the term “change in control” means any of the following:

(a) any person or group of persons (as defined in Section 13(d) and 14(d) of the Exchange Act) together with its affiliates, excluding employee benefit plans of MSV, is or becomes, directly or indirectly, the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) (other than persons who are members of MSV or affiliates immediately prior to the transaction) of securities of MSV representing 50% or more of the combined voting power of MSV’s then outstanding securities, other than in place as of the date of the change in control agreement;

(b) the dissolution or liquidation of MSV or a merger, consolidation, or reorganization of MSV with one or more other entities in which MSV is not the surviving entity, or the sale of substantially all of the assets of MSV to another person or entity;

(c) any transaction (including without limitation a merger or reorganization in which MSV is the surviving entity) which results in any person or entity (other than persons who are members of MSV or affiliates immediately prior to the transaction) owning more than 50% of the combined voting power of all classes of securities/interests of MSV; or

(d) individuals who at the beginning of any two-year period constitute the Board of Directors of MSV GP, plus new directors whose election or nomination for election by MSV’s members is approved by a vote of at least two-thirds of the directors of MSV GP still in office who were directors at the beginning of such two-year period, cease for any reason during such two-year period to constitute at least two-thirds of the members of the Board.

Notwithstanding the foregoing, a change in control is not deemed to occur solely as a result of: (i) an initial public offering by MSV or any successor thereto, (ii) the consummation of the conversion of MSV or its business into a corporation, or (iii) a transaction, or series of related transactions, the result of which is that share ownership and rights in SkyTerra or TerreStar, as the case may be, generally reflects the pre-transaction beneficial ownership structure of MSV (including pre-transaction indirect ownership by the beneficial shareholders of SkyTerra and TerreStar).

Company Restricted Stock Awards

The agreements governing Mr. Good’s and Mr. Macleod’s Company restricted stock awards provide that upon the termination by the Company of the executive’s employment other than for “Cause” (as defined in the agreement and as described below), or as a result of death or disability, or if the executive voluntarily terminates his employment with the Company for Good Reason (as defined in the agreement and as described below), all vesting restrictions will lapse with respect to any time vesting shares, and performance vesting shares will remain outstanding on such terms as are set forth in the agreement. Upon a change of control of the Company, the restricted stock will remain outstanding and subject to the vesting restrictions contained in the agreement.

For purposes of Mr. Good’s and Mr. Macleod’s restricted stock award agreements, “Cause” means (i) the willful and continued failure by the executive substantially to perform his or her duties and obligations to the Company or a subsidiary, including without limitation, repeated refusal to follow the reasonable directions of the employer, knowing violation of law in the course of performance of the duties of the executive’s employment with the Company or a subsidiary, repeated absences from work without a reasonable excuse, or intoxication with alcohol or illegal drugs while on the premises of the Company or a subsidiary during regular business hours (other than any such failure resulting from his or her incapacity due to physical or mental illness); (ii) fraud, dishonesty or other conduct that negatively effects the Company or a subsidiary, or other willful misconduct by the executive that is in the good faith opinion of the Compensation Committee injurious to the Company or a subsidiary; (iii) a conviction or plea of guilty or nolo contendre to a felony or a crime involving material dishonesty; or (iv) refusal to cooperate in any lawful internal investigation approved by the Board or a committee thereof.

For purposes of Mr. Good’s and Mr. Macleod’s restricted stock award agreements, “Good Reason” means the occurrence (without the executive’s express written consent) of any of the following events: (i) a ten or more percent reduction in the executive’s annual base salary (including any base salary paid by MSV to executive) as in effect immediately prior the date of the agreement; (ii) being stripped of the title of CEO or CFO, as the case may be, at either the Company or MSV; or (iii) the relocation of the executive’s principal place of employment to a location more than fifty (50) miles from the executive’s principal place of employment immediately prior to the date hereof or the Company’s requiring the executive to be based anywhere other than such principal place of employment (or permitted relocation thereof) except for required travel on the Company’s business to an extent substantially consistent with the executive’s business travel obligations prior to the date of the agreement.

Mr. Wiseman

Mr. Wiseman’s offer letter provides that if his employment is terminated during the two year period following August 20, 2007 without cause, Mr. Wiseman is entitled to six months of salary and target bonus.

The agreement covering Mr. Wiseman’s Company stock options provides that: (i) upon the termination by the Company or MSV of Mr. Wiseman’s employment other than for Cause (as defined in the 2006 Equity and Incentive Plan), all unvested options will immediately vest and remain exercisable for one year from the date of termination; (ii) upon the termination by Mr. Wiseman of his employment with the Company for good reason within one year following a change of control of the Company, all unvested options will immediately vest and remain exercisable for one year from the date of such termination; and (iii) upon the termination by Mr. Wiseman of his employment with the Company, other than for good reason, within one year following a change of control of the Company, Mr. Wiseman has 90 days from the termination to exercise any vested options and all unvested options are extinguished on the date of such termination.

Under Mr. Wiseman’s Change of Control Agreement with MSV, if  a change of control of MSV (as defined in the  agreement) occurs and, within two years following such change of control, MSV terminates Mr. Wiseman’s employment without cause or Mr. Wiseman terminates his employment for good reason, Mr. Wiseman is entitled to (i) a lump sum severance payment in an amount equal to the sum of  Mr. Wiseman’s base salary and his average bonus for 12  months; and (ii) continued coverage of group term life insurance, health insurance, accident and long-term disability insurance benefits for a period of 12 months following the termination.

Mr. Lewis

Mr. Lewis is a party to an amended employment agreement with the Company. Under this agreement, if, either (i) Mr. Lewis is terminated other than for “cause” (as defined in the agreement and as described below) or (ii) Mr. Lewis terminates his employment for any reason upon 60 days notice to the Company, then Mr. Lewis is entitled to receive severance compensation and benefits in a lump sum payment consisting of one year of his then current salary (except this amount may not be less than Mr. Lewis’s base salary at the time of his amended employment agreement). In addition, in the circumstances described in clauses (i) and (ii) in the previous sentence, Mr. Lewis will have the right to exercise all vested stock options and unvested stock options through the option expiration date for such options, all vesting restrictions will lapse with respect to any time vesting shares, and performance vesting shares will remain outstanding on such terms as are set forth in the agreement governing such awards. Payment of these benefits is conditioned on Mr. Lewis agreeing (i) not to accept employment with a company for 18 months following such termination which directly competes with MSV by operating a satellite system with an ancillary terrestrial component; and (ii) to make himself available at reasonable times to respond to reasonable inquiries from Company executives concerning Company matters, subject to his other professional and personal commitments.

For purposes of Mr. Lewis’s employment agreement, the term “cause” means (i) habitual intoxication which materially affects performance; (ii) drug addiction; (iii) conviction of a felony materially adversely affecting the Company or the employee’s ability to perform his duties; (iv) adjudication as an incompetent; or (v) misappropriation of corporate funds.

Mr. Lewis’s employment with the Company was terminated on April 25, 2008. In accordance with his amended employment agreement, Mr. Lewis will be entitled to the severance and other benefits described above.

Quantification of Potential Payments

Assuming that the named executive officer's employment was terminated on the last day of our 2007 fiscal year, the table below shows the amounts that would have been paid to each of our named executive officers based on the termination circumstances set forth in the table.

	Termination Following Change in Control					Termination without Cause (non-Change in Control)
Name	Cash Severance ($)	Benefits Continuation ($)		Equity Value ($)		Cash Severance ($)	Benefits Continuation ($)		Equity Value ($)
Alexander Good	$2,100,000	$37,272	(1)	$906,671	(2)	$2,100,000	$37,272	(1)	$906,671(2)
Scott Macleod	$618,750	$18,636	(3)	$3 , 300 , 636	(4)	$618,750	$18,636	(3)	$3 , 300 , 636 (4)
James A. Wiseman	$286,000	-		-		$143,000	$18,636	(3)	-
Robert Lewis	$140,000	-		$170,000	(5)	$140,000	$-		$170,000 (5)

(1)	Represents the value of the continuation of benefits upon a termination, including twenty-four (24) months of continued medical and dental insurance coverage upon termination without cause.
(2)

Represents the value of 133,334 unvested shares of the Company’s restricted stock that would vest upon termination without cause following a change of control of SkyTerra, based on the December 31, 2007 closing price of $6.80 per share. Excludes the value of 266,666 unvested shares of the Company’s restricted stock that have performance vesting conditions that would not have been met as of the last day of our 2007 fiscal year.

(3)

Represents the value of the continuation of benefits upon a termination, including twelve (12) months of continued medical and dental insurance coverage upon termination following a change in control or termination without cause.

(4)

Includes the value of 66,667 unvested shares of the Company’s restricted stock that would vest upon termination without cause following a change of control of SkyTerra, based on the December 31, 2007 closing price of $6.80 per share. Also includes the estimated value of 150,000 MSV unit options that would vest upon termination following a change in control of MSV or termination without cause. The value of the MSV units was estimated using a market approach described in Note 7 to our consolidated financial statements beginning on page F-26 of our Annual Report on Form 10-K for the year ended December 31, 2007. This amount also includes the value of 50,000 MSV phantom units that would vest upon termination following a change in control of MSV or termination without cause. Because the phantom award is payable in shares of SkyTerra stock instead of MSV limited partnership interests, the market value shown is based on the market value of $6.80 per share of SkyTerra common stock on December 31, 2007 and a conversion ratio of 2.82 shares of SkyTerra common stock per unit of MSV limited partnership interest. Excludes the value of 133,333 unvested shares of the Company’s restricted stock that have performance vesting conditions that would not have been met as of the last day of our 2007 fiscal year.

(5)

Represents the value of 25,000 unvested shares of the Company’s restricted stock that would vest upon termination without cause, based on the December 31, 2007 closing price of $6.80 per share. Excludes the value of 50,000 unvested shares of the Company’s restricted stock that have performance vesting conditions that would not have been met as of the last day of our 2007 fiscal year.

Compensation of Directors

Prior to April 2008, each non-employee director received a per meeting fee of $1,000 for each meeting of the Board of Directors and $500 for each committee meeting attended, along with expenses incurred in connection with attending each meeting.

In April 2008, as a result of a study demonstrating that the Company’s existing Board compensation arrangements were significantly below the norm for similar companies in its industry, the Board approved a revised compensation program for outside directors. As of April 2008, each non-employee director is paid an annual retainer of $30,000, each member of the Audit Committee is paid an annual retainer of $7,500, and each member of the Compensation Committee is paid an annual retainer of $2,500. These annual retainers are in lieu of payments on a per meeting basis. In addition, in April 2008 the Board approved an option grant for each non-executive director serving as of May 1, 2008, to purchase 20,000 shares of common stock, with an exercise price equal to the fair market value of the Company’s common stock on May 1, 2008. From time to time, directors may be granted additional options to purchase common stock, or other equity awards, under our 2006 Equity and Incentive Plan.

In April 2008, the Board also made grants of restricted stock to Mr. Killeen and Mr. Stasior, both of whom are independent directors, in recognition of their long-time service to the Board during periods when the Board’s director compensation arrangements were below industry norms. Mr. Killeen was granted a restricted stock award of 80,000 shares, and Mr. Stasior was granted a restricted stock award of 55,000 shares. Both of these awards will vest upon the earlier of December 1, 2008, two days following the filing by the Company of its quarterly report on Form 10-Q for the quarter ended September 30, 2008, or such date as the director is not re-nominated for election to the Board of Directors.

2007 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Comp.	Change in Pension Value and Nonqualified Deferred Comp. Earnings	All Other Comp.	Total
	($)	($)	($)	($)	($)	($)	($)
Andrew D. Africk	$8,000	$ -	$ -	$ -	$ -	$ -	$8,000
Aaron J. Stone	$2,000	$ -	$ -	$ -	$ -	$ -	$2,000
Jeffrey M. Killeen	$7,500	$ -	$ -	$ -	$ -	$ -	$7,500
Michael D. Weiner	$4,000	$ -	$ -	$ -	$ -	$ -	$4,000
William F. Stasior	$8,000	$ -	$ -	$ -	$ -	$ -	$8,000
Jeffrey A. Leddy	$4,000	$-	$-	$-	$-	$-	$4,000

(1) As of December 31, 2007, the aggregate number of options to purchase one share of common stock of the Company outstanding for each director was as follows: Mr. Leddy – 200,000 options; Mr. Africk – 50,000 options; Mr. Stone – 25,000 options; Mr. Killeen – 42,500 options; Mr. Weiner – 25,000 options; Mr. Stasior – 52,500 options. The Company did not record any compensation expense under SFAS No. 123(R) in 2007 as all options outstanding were fully vested on September 25, 2006, the date of the consummation of the MSV Exchange Transactions, described in Note 3 to our consolidated financial statements beginning on page F-15 of our Annual Report on Form 10-K for fiscal year 2007. As of December 31, 2007, the aggregate number of options to purchase one limited partnership unit of MSV outstanding for each director was as follows: Mr. Leddy – 37,500 options; Mr. Africk – 62,500 options. The Company did not record any compensation expense under SFAS No. 123(R) in 2007 as all MSV options held by Mr. Leddy and Mr. Africk were fully vested prior to December 31, 2006.

ITEM 13.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and notes thereto set forth certain information, as of April 28, 2008 (except as noted otherwise), regarding beneficial ownership of the shares of voting common stock of the Company by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of such common stock, (ii) each of the Company’s named executive officers, (iii) each director and nominee for director, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares indicated as owned by them. Except as otherwise noted below, the street address of the beneficial owner is c/o SkyTerra Communications, Inc., 10802 Parkridge Boulevard, Reston, Virginia 20191.

Name and Address	Position	Number of Shares of Voting Common Stock Beneficially Owned (1)		Percentage of Class of Voting Common Stock	Number of Shares of Non-Voting Common Stock Beneficially Owned		Percentage of Class of Non-Voting Common Stock	Percentage of Total Equity
Alexander H. Good	Chief Executive Officer and President, Director	400,000	(2)	1.2%	—		*	0.4%
Robert C. Lewis	Former Senior Vice President, General Counsel and Secretary	184,500	(3)	*	—		*	0.2%
Scott Macleod	Executive Vice President and Chief Financial Officer	200,000	(4)	*	—		*	0.2%
James A. Wiseman	Vice President and Corporate Controller	___		*	___		*	0.0%
Jose A. Cecin, Jr.	Director	___		*	___		*	0.0%
Paul S. Latchford, Jr.	Director	___		*	___		*	0.0%
Jeffrey M. Killeen	Director	122,500	(5)	*	—		—	0.1%
William F. Stasior	Director	107,500	(6)	*	—		—	0.1%
Aaron J. Stone	Director	25,000	(7)	*	—		—	0.0%
Michael D. Weiner	Director	25,000	(8)	*	—		—	0.0%
Harbinger Capital Partners Master Fund, Ltd.		29,455,496	(9)	63.1%	20,580,940	(10)	28.4%	41.2%
Harbinger Capital Partners Special Situations Fund, L.P.
Harbinger Capital Partners Fund I, L.P.
c/o International Fund Services Third Floor Bishop Square
Redmonds Hill
Dublin Ireland L2
Motient Ventures Holding Inc.		—		—	29,926,074		41.3%	28.0%
c/o TerreStar Corporation
One Discovery Square 12010 Sunset Hills Road
Suite 600

Reston, VA 20190
BCE Inc.	—	—	22,105,400	30.4%	20.7%
Bureau 3700
1000 rue de La Gauchetiere Quest
Montreal, Quebec
#H3B 4Y7
Columbia Capital III, LLC	5,552,665	16.2%(11)	—	—	5.2%
201 North Union Street, 39th
Floor
New York, NY 10019
Bay Harbour Management, L.C.	3,054,575	8.9%(12)	—	—	2.9%
885 Third Avenue, 34th
Floor
New York, NY 10022

All executive officers and directors as a group (10 persons)	1,120,900	3.3%	—	—	1.0%

*	Represents beneficial ownership of less than 1%.
(1)	Beneficial ownership has been determined pursuant to Rule 13d-3 under the Exchange Act.
(2)	Consists of 400,000 shares of restricted stock, subject to vesting.
(3)

Represents 19,500 shares of common stock, 75,000 shares of restricted stock, 50,000 of which are subject to vesting, and options to purchase an additional 90,000 shares of common stock that are currently exercisable. Mr. Lewis holds no unvested options to purchase shares of common stock.

(4)	Consists of 200,000 shares of restricted stock, subject to vesting.
(5)

Represents options to purchase 42,500 shares of common stock that are currently exercisable and 80,000 shares of restricted stock, subject to vesting. Mr. Killeen holds no unvested options to purchase shares of common stock.

(6)

Represents options to purchase 52,500 shares of common stock that are currently exercisable and 55,000 shares of restricted stock, subject to vesting. Mr. Stasior holds no unvested options to purchase shares of common stock.

(7)	Includes options to purchase 25,000 shares of common stock held by Mr. Stone that are currently exercisable. Mr. Stone holds no unvested options to purchase shares of common stock.
(8)	Includes options to purchase 25,000 shares of common stock held by Mr. Weiner that are currently exercisable. Mr. Weiner holds no unvested options to purchase shares of common stock.
(9)

Based on an amended report on Schedule 13D filed on April 9, 2008 and a Form 4 filed on April 11, 2008, includes (i) 11,806,968 shares of voting common stock owned by Harbinger Capital Partners Master Fund I, Ltd., (ii) 4,274,641 shares of voting common stock owned by Harbinger Capital Partners Special Situations Fund, L.P., (iii) 8,505,697 shares of voting common stock issuable upon the exercise of outstanding warrants held by Harbinger Capital Partners Master Fund I, Ltd. that are exercisable within 60 days of April 28, 2008, (iv) 3,851,234 shares of voting common stock issuable upon the exercise of outstanding warrants held by Harbinger Capital Partners Special Situations Fund, L.P. that are exercisable within 60 days of April 28, 2008, and (v) 1,016,956 shares of voting common stock owned by Harbinger Capital Partners Fund I, L.P.

(10)

Based on an amended report on Schedule 13D filed on April 9, 2008 and a Form 4 filed on April 11, 2008, includes (i) 1,028,362 shares of non-voting common stock owned by Harbinger Capital Partners Master Fund I, Ltd., (ii) 5,145,235 shares of non-voting common stock owned by Harbinger Capital Partners Special Situations

Fund, L.P., and (iii) 14,407,343 shares of non-voting common stock owned by Harbinger Capital Partners Fund I, L.P.

Harbinger Capital Partners Master Fund I, Ltd. may be deemed to share beneficial ownership of and voting power with respect to 20,312,665 shares of our voting common stock with Harbinger Capital Partners Offshore Manager LLC, HMC Investors LLC, Harbert Management Corp., Philip Falcone, Raymond J. Harbert and Michael D. Luce. Harbinger Capital Partners Special Situations Fund, L.P. may be deemed to share beneficial ownership of and voting power with respect to 8,125,875 shares of our voting common stock with Harbinger Capital Partners Special Situations GP, LLC, HMC-New York, Inc., Harbert Management Corp., Philip Falcone, Raymond J. Harbert and Michael D. Luce. Harbinger Capital Partners Fund I, L.P. may be deemed to share beneficial ownership of and voting power with respect to 1,016,956 shares of our voting common stock with Harbert Management Corp., Philip Falcone, Raymond J. Harbert and Michael D. Luce. Such persons disclaim beneficial ownership in the shares except to the extent of their pecuniary interest therein.

(11)	As reported in Schedule 13G filed with the Securities and Exchange Commission on March 29, 2007 by Columbia Capital III, LLC, individually and as part of a group of affiliates.
(12)	As reported in Schedule 13G filed with the Securities and Exchange Commission on January 29, 2008 by Bay Harbour Management, L.C.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AND INDIVIDUAL ARRANGEMENTS

The following table and notes thereto set forth, as of December 31, 2007, information with respect to shares of the Company’s common stock which may be issued under existing equity compensation plans and individual arrangements.

Plan Category	Number of Shares of Common Stock To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders	1,066,261	$11.36	12,497,822
Equity compensation plans and individual arrangements not approved by stockholders (1)	16,667	$10.75	—
Total	1,082,928	$11.35	12,497,822

(1)	Includes an option to purchase 16,667 shares of common stock issued to a former director for services provided.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Exchange Transactions

MSV Exchange Transaction. On May 6, 2006, we entered into agreements with certain other partners in MSV and the minority stakeholders in MSV Investors that, upon closing, resulted in our owning the majority of MSV and controlling MSV GP, as well as our owning all of the equity interests in MSV Investors. At the initial closing, which occurred on September 25, 2006, we issued an aggregate of 39.6 million shares of our voting and non-voting common stock to a wholly-owned subsidiary of TerreStar Corporation (formerly known as Motient Corporation) (“TerreStar”), other partners in MSV and the minority stakeholders in MSV Investors in exchange for 14.2 million limited partnership interests of MSV, all of the common stock of MSV GP and all of the equity interests in MSV Investors held by these parties, resulting in us owning approximately 59% of the outstanding limited partnership interests of MSV and 78% of the outstanding common stock of MSV GP. Pursuant to the terms of these transactions, TerreStar has agreed to use commercially reasonable efforts to distribute 25.5 million shares of our common stock that it received to its common stockholders as soon as practicable following the initial closing. As of the date of this report, this distribution has not yet occurred. Prior to such distribution by TerreStar, these shares will be non-voting.

TerreStar also had the right to exchange its remaining partnership interests of MSV for shares of our non-voting common stock at a predefined ratio, which will be exchangeable for a like number of shares of our voting common stock upon the transfer in a sale by TerreStar in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 5% or more of our voting common stock.

On February 12, 2007, TerreStar exercised its option to acquire 14.4 million shares of our non-voting common stock, in exchange for 5.1 million limited partnership interests in MSV. Further, on November 30, 2007, TerreStar exercised its option to acquire 4.4 million of our non-voting common stock, in exchange for its remaining interest in MSV, or 1.6 million limited partnership units.

After the November 2007 transaction we are the sole owner of MSV GP and own 99.3% of the outstanding limited partnership interests of MSV.

BCE Exchange Transaction. On January 5, 2007, we acquired all of the equity interests in MSV and MSV GP owned by BCE through the purchase of its wholly-owned subsidiary TMI Delaware. In exchange for 8.0 million limited partnership interests in MSV and 740 shares of MSV GP, we issued 22.5 million shares of our non-voting common stock (the “BCE Exchange Transaction”). These shares of our non-voting common stock are exchangeable for a like number of shares of voting common stock upon the transfer in a sale by BCE in the open market pursuant to an effective registration statement or an exemption from registration or following such transfer, to a person who will not beneficially own 10% or more of our voting common stock. Substantially concurrently with the BCE Exchange Transaction, we issued 176,250 shares of common stock to Winchester Development LLC, a Delaware limited liability company beneficially owned by a former director of MSV. Such shares were issued in exchange for $0.4 million in cash and 50,226 limited partnership interests of MSV.

Employment Agreements

For a description of the employment agreements between us and certain of our executive officers, please see the descriptions included in Item 11 – Executive Compensation under the heading “Employment Contracts and Change in Control Arrangements.”

Other

Certain of our directors and officers serve on the board of directors of affiliates, including MSV. Such directors and officers have received stock-based compensation from such affiliates for their service. The amount of stock-based compensation received by our directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ board of directors.

On December 15, 2006, our Board of Directors approved a form of Indemnification Agreement (the “Indemnification Agreement”) to be entered into between us and our directors and officers. Effective as of December 18, 2006, we entered into a separate Indemnification Agreement with each of the following persons: Andrew Africk, Alexander Good, Jeffrey Killeen, Jeffrey Leddy, Robert Lewis, Scott Macleod, William Stasior, Aaron Stone and Michael Weiner. We executed agreements with Messrs. Cecin and Latchford as of April 10, 2008. We may from time to time enter into additional indemnification agreements with future directors and officers or other key personnel.

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

SkyTerra and the Apollo Fund IV L.P. and its Affiliates

Apollo Investment Fund IV, L.P. and its affiliates (together “Apollo”) owned a significant percentage of our common stock during the three years ended December 31, 2007. In April 2008, Apollo sold its interest in us to Harbinger. During the three years ended December 31, 2007 and continuing through April 2008, several of our directors were partners at Apollo. One of our directors currently is a partner at Apollo. In addition, several of the directors of MSV GP currently are, or were during the three years ended December 31, 2007, partners of or otherwise associated with Apollo. As such, certain transactions with other entities controlled by or affiliated with Apollo are related party transactions.

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

Apollo currently owns approximately 65% of the outstanding common stock of Hughes Communications. During the three years ended December 31, 2007 and continuing through April 2008, several members of our Board of Directors who are or have been associated with Apollo also served on the Board of Directors of Hughes Communications. In addition, Jeffrey Leddy, our former Chief Executive Officer and President and a director until April 2008, serves on the Board of Directors of Hughes Communications.

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

Hughes Network Systems LLC

Hughes Network Systems LLC (HNS) is a former subsidiary of SkyTerra and indirectly controlled by Apollo. MSV acquired services and equipment from HNS in an amount of $8.8 million and $8.4 million, during the years ended December 31, 2007 and 2006, respectively.

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

BCE and Affiliates

As of December 31, 2007, BCE owned 22.1 million non-voting shares of the Company’s common stock. BCE has an “observer” right on the board of directors of MSV GP. We have entered into a number of transactions with affiliates of BCE, as described below.

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

During the years ended December 31, 2007 and 2006, the capacity fee paid by MSV to MSV Canada was $4.9 million and $4.6 million, respectively. The rights and services fee received by MSV from MSV Canada during the years ended December 31, 2007 and 2005 was $5.6 million and $4.9 million, respectively. These amounts are eliminated upon consolidation.

We, our subsidiaries and certain of MSV’s limited partners have entered into a number of transactions with and/or related to MSV Canada, as described below.

MSV Canada Shareholders’ Agreement. In connection with the formation of the MSV Canada joint venture, MSV and TMI entered into a Shareholders’ Agreement (the “MSV Canada Shareholders’ Agreement”) with MSV Canada and MSV Canada Holdings setting forth the terms of operation of MSV Canada and MSV Canada Holdings. To facilitate consummation of the BCE Exchange Transactions, MSV entered into an amendment of the MSV Canada Shareholders' Agreement. As amended, the MSV Canada Shareholders’ Agreement now provides that all decisions of the boards of directors of MSV Canada and MSV Canada Holdings are to be decided by a simple majority of directors, except that our written consent shall be required for major corporate actions that could have an impact on us as a minority shareholder, including, but not limited to, the amendment of any material agreement in excess of $500,000, any material change in the scope and nature of MSV Canada’s business or operations, the incurrence of any indebtedness or the making of any capital expenditures, pledges, or asset sales in excess of $500,000 and the declaration of dividends. The agreement also provides that we and BCE each have the right, subject to applicable law and regulations, to purchase directly, or to designate an eligible purchaser to purchase, the other party’s interests in MSV Canada and/or MSV Canada Holdings upon the insolvency of such other party. BCE has agreed not to exercise this right while any of the notes are outstanding. Under the MSV Canada Shareholders’ Agreement, we are obligated to fund any operating cash shortfalls at MSV Canada upon the request of MSV Canada, which funding may be in the form of a contribution to MSV Canada’s capital in the form of non voting common stock or a loan.

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

Telesat Canada

Telesat Canada was a wholly-owned subsidiary of BCE until October 2007. MSV maintains a preferred provider agreement with Telesat Canada. MSV and MSV Canada agreed to grant preferred provider status to Telesat Canada for any telemetry, tracking and control services and for any satellite procurement services that may be required by the Company or MSV Canada. This agreement will terminate on the later of its fifth anniversary or the date when Telesat and its affiliates collectively no longer hold the majority of the outstanding common shares of MSV Canada Holdings. During the years ended December 31, 2007 and 2006, MSV incurred expenses totaling $0.7 million and $0.7 million, respectively, under the preferred provider agreement.

MSV also has an agreement with Telesat to obtain telemetry, tracking, and control services for its MSAT-2 satellite. The original term of the agreement ended on April 30, 2006, with automatic extension for three successive additional renewal periods of one year each, which MSV renewed in 2007. The agreement may be terminated at any time, provided that the Company makes a payment equal to the lesser of 12 months of service or the remaining service fee. During the years ended December 31, 2007 and 2006, MSV incurred expenses totaling $0.8 million and $0.9 million, respectively, under this agreement.

MSV acquired consulting services from Telesat Canada in the amounts of $0.8 million and $0.2 million, , respectively, during the years ended December 31, 2007 and 2006. In addition, the Company acquired administrative support services from Telesat Canada in the amounts of $0.2 million and $0.1 million during the years ended December 31, 2007 and 2006, respectively. MSV leases office space from Telesat Canada and incurred rent expense of $0.6 million and $0.5 million, respectively, during the years ended December 31, 2007 and 2006.

The Company has a note payable due to Telesat Canada. As of December 31, 2007, the Company had $0.3 million due to Telesat under its various agreements, in addition to the note payable, the balance of which was $0.2 million as of December 31, 2007.

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

The Company provided services to Infosat pursuant to this agreement in the amount of $1.7 million and $1.7 million, respectively, in the years ended December 31, 2007 and 2006, of which $1.5 million and $1.5 million, respectively, was to be paid in cash, and $0.2 million and $0.2 million, respectively, was applied against the prepayment. The Company had a receivable of $0.5 million and $0.2 million from Infosat as of December 31, 2007 and 2006, respectively.

TerreStar

TerreStar, which owned 0% and 17% of MSV as of December 31, 2007, and 2006, respectively, owns a controlling interest in TerreStar Networks Inc. (“TerreStar Networks”). The Company owns 11.2% of TerreStar Networks. At the time TerreStar Networks was wholly owned by MSV, TerreStar Networks granted options to purchase the common stock of TerreStar Networks to certain employees of MSV, which options are vested and exercisable as of December 31, 2007.

In May 2005, MSV and TerreStar Networks entered into a management services agreement whereby MSV provides technical and program management efforts associated with ATC network development as well as administrative support required to accomplish these tasks. In May 2006, MSV discontinued providing management services to TerreStar Networks, but continued to share intellectual property development.

Concurrently with the distribution of MSV’s equity interests in TerreStar Networks to its limited partners, ATC Technologies, a wholly owned subsidiary of MSV, entered into an amended and restated intellectual property assignment and license agreement (the “Intellectual Property Agreement”) with TerreStar Networks, as further amended and restated most recently as of November 21, 2006. As part of this agreement, ATC Technologies granted to TerreStar Networks, and TerreStar Networks in turn granted to ATC Technologies, a perpetual, non-exclusive, royalty-free, fully paid, nontransferable, non-assignable, limited purpose right and license to its respective patents for the sole purposes of developing, operating, implementing, providing and maintaining a wireless service offering in, with respect to TerreStar Networks, the S-band, and ATC Technologies, the L-Band. Under the agreement, the cross-licensees also have the right to grant sublicenses of such intellectual property in their respective operational bands. TerreStar Networks and MSV also agreed to share in the costs of the patent filings, such respective costs to be set-off against each other, with the agreement that up to $1 million per year could be payable beyond any set-off amounts.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Andrew Africk, a member of our Compensation Committee during the year ended December 31, 2007, is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of a series of private securities investment funds, including the Apollo Stockholders. As described above under “Certain Relationships and Related Transactions,” we have engaged in certain transactions with Mr. Africk and/or with certain other entities in which Mr. Africk and/or the Apollo Stockholders have an interest.

CORPORATE GOVERNANCE

We operate our business according to high standards of ethical conduct, integrity and accountability. We have implemented governance policies and practices, that we believe meet or exceed the standards defined in the applicable laws and regulations, including the rules adopted by the Securities and Exchange Commission.

DIRECTOR INDEPENDENCE

In determining the independence of our directors, the Board of Directors has adopted independence standards that mirror exactly the criteria specified by the Marketplace Rules of the Nasdaq Stock Market. Applying these independence standards, our Board has determined that all of our directors other than Mr. Good are “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market. In making this determination, the Board of Directors considered all transactions in which we and any director were participants, including those discussed under “Certain Relationships and Related Transactions” above and other transactions that were ordinary course of business transactions in which the independent directors did not have a material direct or indirect interest. Mr. Good, our President and Chief Executive Officer, is not “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market.

ITEM 14.	Principal AccountANT Fees and Services

Aggregate fees for professional services rendered to us and MSV by Ernst & Young LLP for work performed during the years ended December 31, 2007 and December 31, 2006 are summarized in the table below.

	2007	2006
Audit fees (1)	$973,000	$513,000
Audit related fees (2)	$2,000	—
Tax fees (3)	$418,000	$163,400
All other fees (4)	$15,000	$15,000
	$1,408,000	$691,400

(1)

Audit fees consisted of fees billed or expected to be billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Form 10-K, the reviews of the Company’s consolidated financial statements included in the Company’s Form 10-Q, services related to Sarbanes-Oxley Act compliance or any other services rendered to comply with generally accepted auditing standards and include consent letters in connection with SEC filings and financing transactions.

(2)	Audit related fees consisted of fees for an online accounting research tool.
(3)	Tax fees consisted of tax compliance, tax advice and tax consulting services.
(4)	Other fees consisted of fees billed for agreed upon procedures performed in connection with Canadian regulatory requirements.

Pursuant to a pre-approval policy, the Audit Committee approved all audit services and the payment of audit, audit related fees, tax fees and all other fees during the years ended December 31, 2007 and 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.2	Form of Series 1-A Warrant of the Company, which was filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.
10.3	Form of Series 2-A Warrant of the Company, which was filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 21, 1999, and is hereby incorporated herein by reference.
10.4	The Company’s Amended and Restated 1998 Long-Term Incentive Plan, which was filed as Exhibit 4(d) to the Company’s Form S-8 filed on November 3, 2000 and is hereby incorporated herein by reference.
10.5

Amended and Restated Investment Agreement, dated as of October 12, 2001, by and among Motient Corporation, Mobile Satellite Ventures LLC, TMI Communications and Company, Limited Partnership, MSV Investors, LLC and the other investors named therein, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 3, 2001 and is incorporated herein by reference.

10.6

Amended and Restated Limited Partnership Agreement, dated as of November 12, 2004, by and among MSV Investors, LLC, Mobile Satellite Ventures LP, et al. which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2004 and is hereby incorporated herein by reference.

10.7

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

10.9

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

10.11

Investment Agreement, dated as of April 2, 2002, between the Company and the Apollo Stockholders, which was filed as Exhibit 99.2 to the Company’s Current Report filed on Form 8-K, filed on April 4, 2002, and is hereby incorporated herein by reference.

10.12

Amended and Restated Limited Liability Company Agreement, dated as of April 22, 2005, by and between Hughes Network Systems, Inc. and the Company, which was filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated April 26, 2005 and is hereby incorporated herein by reference.

10.13

Stockholders Agreement, dated as of May 11, 2005, by and among TerreStar Networks, Inc., MSV Investors, LLC, et al., which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2005 and is hereby incorporated herein by reference.

10.14

Parent Transfer/Drag Along Agreement, dated as of May 11, 2005, by and among TerreStar Networks, Inc., the Company, et al., which was filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005 and is hereby incorporated herein by reference.

10.15

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

10.17

Tax Sharing Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K for dated January 3, 2006 and is hereby incorporated by reference.

10.18

Amendment No. 2 to the Amended and Restated Limited Partnership Agreement of Mobile Satellite Ventures LP, dated January 5, 2007, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 10, 2007, and is hereby incorporated herein by reference.

10.19	Form of Stock Purchase Agreement, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 10, 2007, and is hereby incorporated herein by reference.
10.20	Form of Indemnification Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2006, and is hereby incorporated herein by reference.
10.21

Restricted Stock Agreement, by and between Alexander H. Good and the Company, dated December 18, 2006, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2006, and is hereby incorporated herein by reference.

10.22

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

10.24

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

10.25

Preferred Provider Agreement, dated as of October 16, 2006, by and between Hughes Network Systems, LLC and Mobile Satellite Ventures LP, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 18, 2006, and is hereby incorporated herein by reference.

10.26

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

10.31

Registration Rights Agreement, dated as of October 6, 2006, by and between SkyTerra Communications, Inc. and BCE Inc., which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 11, 2006, and is hereby incorporated herein by reference.

10.32

Registration Rights Agreement, dated as of September 25, 2006, by and between SkyTerra Communications, Inc. and Motient Corporation, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2006, and is hereby incorporated herein by reference.

10.33

Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Mobile Satellite Ventures LP, dated as of September 25, 2006, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 28, 2006, and is hereby incorporated herein by reference.

10.34

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

10.36

Exchange Agreement, dated May 6, 2006, by and among Motient Corporation, Motient Ventures Holding Inc. and the Company, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 11, 2006, and is hereby incorporated herein by reference.

10.37

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

10.44

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

10.46

Security Agreement, dated as of January 1, 2006, by and between Hughes Communications, Inc. and Apollo Investment Fund IV, L.P., as Collateral Agent and Secured Party, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 3, 2006 and is hereby incorporated herein by reference.

10.47

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

10.49

Contract, dated January 9, 2006, between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures, LP for the MSV L-Bond Space-Based Network, which was filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference. (Confidential treatment has been requested with respect to portions of this exhibit.)

10.50

Amendment No. 1 to Contract between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures, LP for the MSV L-Bond Space-Based Network, dated March 9, 2006, which was filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference. (Confidential treatment has been requested with respect to portions of this exhibit.)

10.51

Amendment No. 2 to Contract between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures for the MSV L-Bond Space-Based Network, dated September 11, 2006, which was filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007 and is hereby incorporated herein by reference. (Confidential treatment has been requested with respect to portions of this exhibit.)

10.52

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

10.68	SkyTerra Communication, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Annex III to the Company’s Definitive Proxy, filed June 23, 2006).
10.69

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

10.71

Stock Option Agreement, by and between James Wiseman and the Company, dated August 20, 2007, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 22, 2007, and is hereby incorporated by reference.

10.72

Offer Letter between James Wiseman and Mobile Satellite Ventures LP, dated July 13, 2007, which was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on August 22, 2007, and is hereby incorporated by reference.

10.73

Change of Control Agreement between James Wiseman and MSV, dated August 20, 2007, which was filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on August 22, 2007, and is hereby incorporated by reference.

10.74

Securities Purchase Agreement, dated as of December 15, 2007, by and among SkyTerra Communications, Inc., Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Special Situations Fund, LP., which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2007, and is hereby incorporated by reference.

10.75

Form of Warrant to Purchase shares of common stock, issued to Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Special Situations Fund, LP, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on December 18, 2007, and is hereby incorporated by reference.

10.76

Form of Registration Rights Agreement, by and among SkyTerra Communications, Inc., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Special Situations Fund, LP, which was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on December 18, 2007, and is hereby incorporated by reference.

10.77

Cooperation Agreement, dated as of December 20, 2007, by and among SkyTerra Communications, Inc., Mobile Satellite Ventures LP, Mobile Satellite Ventures (Canada) Inc. and Inmarsat Global Limited, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 21, 2007, and is hereby incorporated by reference.

10.78

Subscription Agreement, dated as of December 20, 2007, by and between SkyTerra Communications, Inc. and Inmarsat Global Limited, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 21, 2007, and is hereby incorporated by reference.

10.79

Registration Rights Agreement, dated as of December 20, 2007, by and between SkyTerra Communications, Inc. and Inmarsat Global Limited, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 21, 2007, and is hereby incorporated by reference.

10.80

Phase 0 Block Loan Agreement, dated as of December 20, 2007, by and among Mobile Satellite Ventures LP, Mobile Satellite Ventures (Canada) Inc., SkyTerra Communications, Inc. and Inmarsat Global Limited, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 21, 2007, and is hereby incorporated by reference.

10.81

Amendment No. 1 to the Securities Purchase Agreement by and among SkyTerra Communications, Inc., Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Special Situations Fund, LP, dated as of January 7, 2008, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 8, 2008.

10.82

Contract for Launch Services, effective as of May 11, 2007, by and between Mobile Satellite Ventures, LP and ILS International Launch Services, Inc. , which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2007 and is hereby incorporated herein by reference. (Confidential treatment has been requested with respect to portions of this exhibit.)

10.83

Contract for Launch Services, dated as of May 11, 2007, by and between Mobile Satellite Ventures, LP and Sea Launch Limited Partnership, which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2007 and is hereby incorporated herein by reference. (Confidential treatment has been requested with respect to portions of this exhibit.)

10.84	Offer Letter, dated August 4, 2004, between Randy S. Segal and Mobile Satellite Ventures LP (filed herewith).
10.85	Executive Change of Control Agreement, dated as of September 20, 2004, by and between Randy S. Segal and Mobile Satellite Ventures LP (filed herewith).
16.1	Letter of Deloitte & Touche LLP, dated May 4, 2006, which was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K dated May 4, 2006 and is hereby incorporated herein by reference.
21

Subsidiaries of the Company are MSV Investors Holdings, Inc., a Delaware corporation, MSV Rollup, LLC, a Delaware corporation, MSV Rollup Sub, LLC, a Delaware corporation, MSV Investors, LLC, a Delaware corporation, TMI Communications Delaware Limited Partnership, a Delaware limited partnership, and Mobile Satellite Ventures LP, a Delaware limited partnership.

23.1	Consent of Ernst & Young LLP (filed as Exhibit 23.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007, filed on February 28, 2008).
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

Dated: April 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s / A lexander H. Good Alexander H. Good	Chief Executive Officer and President, Director (Principal Executive Officer)	April 28 , 2008

/s / S cott Macleod Scott Macleod	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 28 , 2008

/s / J ames A. Wiseman James A. Wiseman	Vice President and Corporate Controller (Principal Accounting Officer)	April 28 , 2008

/s / Jose A. Cecin, Jr. Jose A. Cecin, Jr.	Director	April 28 , 2008

/s / J effrey M. Killeen Jeffrey M. Killeen	Director	April 28 , 2008

/s / P aul S. Latchford, Jr .a Paul S. Latchford, Jr.	Director	April 28 , 2008

/s / W illiam F. Stasior William F. Stasior	Director	April 28 , 2008

/s / A aron J. Stone Aaro n J. Stone	Director	April 28 , 2008

/s / M ichael D. Weiner Michael D. Weiner	Director	April 28 , 2008