Form 10-Q
period 2008-03-31
SKYTERRA COMMUNICATIONS INC
filed 2008-05-06
CIK 756502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No   ☒

As of April 16, 2008 there were 34,302,663 shares of the Company’s voting common stock and 72,612,414 shares of the Company’s non-voting common stock outstanding.

SKYTERRA COMMUNICATIONS, INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three months ended March 31,

	2008	2007

Revenues:
Services and related revenues	$7,115	$6,694
Equipment sales	1,222	1,186
Other revenues	256	222

Total revenues	8,593	8,102

Operating expenses:
Cost of equipment sold	974	981
Operations and cost of services (exclusive of depreciation and amortization)	6,663	5,453
Sales and marketing	2,643	1,017
Research and development (exclusive of depreciation and amortization)	4,107	2,075
General and administrative	7,577	7,689
Depreciation and amortization	8,081	6,347

Total operating expenses	30,045	23,562

Operating loss	(21,452)	(15,460)
Other income (expense):
Interest income	3,221	5,848
Interest expense	(11,716)	(12,129)
Impairment of investment in TerreStar Networks	(8,353)	—
Other income, net	664	132

Loss before income taxes	(37,636)	(21,609)
Income tax benefit (provision)	275	(8)
Minority interest	151	1,800

Net loss	$(37,210)	$(19,817)

Basic and diluted loss per common share	$(0.35)	$(0.21)
Basic and diluted weighted average common shares outstanding	106,030,078	93,756,135

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$93,050	$127,905
Investments	167,586	97,764
Accounts receivable, net of allowance of $77 and $78, respectively	6,544	4,840
Inventory	1,830	2,531
Other current assets	4,929	3,928

Total current assets	273,939	236,968
Property and equipment, net	508,113	417,052
Intangible assets, net	531,631	539,057
Goodwill	12,015	12,435
Investment in TerreStar Networks	69,747	78,100
Other assets	11,035	11,423

Total assets	$1,406,480	$1,295,035

Liabilities and stockholders’ equity
Current liabilities:
Notes payable, current portion	$16,069	$15,745
Accured interest on senior unsecured notes	5,775	—
Accounts payable	3,068	4,189
Accrued expenses	20,194	48,185
Deferred revenue, current portion	3,565	3,319
Taxes payable	—	1,070
Other current liabilities	193	190

Total current liabilities	48,864	72,698
Senior secured discount notes, net	571,882	552,719
Senior unsecured notes, net	123,105	—
Notes payable, net of current portion	35,748	36,302
Deferred revenue, net of current portion	15,632	16,333
Other long term liabilities	510	257

Total liabilities	795,741	678,309

Commitments and contingencies

Minority interest	357	508
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 200,000,000 shares; 34,167,663 and 34,265,663 share issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	342	343
Non-voting common stock, $0.01 par value. Authorized 100,000,000 shares; 72,612,414 and 72,614,414 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	726	726
Additional paid-in capital	983,848	952,520
Accumulated other comprehensive loss	(1,808)	(1,855)
Accumulated deficit	(372,726)	(335,516)

Total stockholders’ equity	610,382	616,218

Total liabilities and stockholders’ equity	$1,406,480	$1,295,035

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(unaudited)

	Voting		Non-Voting			Accumulated Other Comprehensive (Loss) Income
	Common Stock		Common Stock		Additional Paid-in Capital			Total Stockholders’
							Accumulated
	Shares	Amount	Shares	Amount			Deficit	Equity

Balance, December 31, 2007	34,265,663	$343	72,614,414	$726	$952,520	$(1,855)	$(335,516)	$616,218
Issuance of warrants	—	—	—		27,216	—	—	27,216
Equity-based compensation	(100,000)	(1)	—	—	4,047	—	—	4,046
Exercise of MSV unit options	—	—	—	—	65	—	—	65
Conversion of non-voting to voting common stock	2,000	—	(2,000)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(37,210)	(37,210)
Foreign currency translation adjustment	—	—	—	—	—	47	—	47

Balance, March 31, 2008	34,167,663	$342	72,612,414	$726	$983,848	$(1,808)	$(372,726)	$610,382

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2008	2007

Operating activities
Net loss	$(37,210)	$(19,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash and working capital items	23,402	13,705

Net cash used in operating activities	(13,808)	(6,112)

Investing activities
Purchase of property and equipment	(76,347)	(62,142)
Change in restricted cash	(12)	18
Purchase of investments	(134,239)	(92,584)
Maturity of investments	65,065	78,998
Cash acquired and used related to BCE Exchange Transaction	(25,269)	37,000

Net cash used in investing activities	(170,802)	(38,710)

Financing activities
Proceeds from issuance of senior unsecured notes and warrants	150,000	—
Principal payments on notes payable	(230)	(60)
Proceeds from exercise of stock options	—	562
Proceeds from exercise of MSV unit options	65	564

Net cash provided by financing activities	149,835	1,066

Effect of exchange rates on cash and cash equivalents	(80)	65

Net change in cash and cash equivalents	(34,855)	(43,691)
Cash and cash equivalents, beginning of period	127,905	195,017

Cash and cash equivalents, end of period	$93,050	$151,326

See accompanying notes.

SkyTerra Communications, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Basis of Presentation

          All SkyTerra Communications, Inc. (SkyTerra or the Company) operating and development activity is performed through its 99.3% owned consolidated subsidiary Mobile Satellite Ventures LP (MSV). The Company currently offers a range of mobile satellite services using two geostationary satellites that support the delivery of data, voice, fax and dispatch radio services. The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. The Company plans to launch two new satellites that will serve as the core of this next generation network. These new satellites, MSV-1 and MSV-2, are planned for launch in September 2009 and July 2010, respectively. MSV is licensed by the United States and Canadian governments to operate its current and next generation systems in the L-band spectrum which MSV, along with Mobile Satellite Ventures (Canada) Inc. (MSV Canada), a consolidated variable interest entity, have coordinated for their use. MSV also holds an ancillary terrestrial component (ATC) authorization. The Company filed applications to modify its ATC authorization in November 2005, which are still pending. MSV Canada has also received authorization from Industry Canada to construct, launch, and operate another North American satellite. Pursuant to these satellite authorizations, MSV and MSV Canada must meet certain satellite milestone requirements.

          The Company’s operations are subject to significant risks and uncertainties, including technological, competitive, financial, operational, and regulatory risks associated with the wireless communications business. The Company will also require substantial additional capital resources to construct its next generation integrated network.

          The Company believes that its existing cash resources will not be sufficient to satisfy anticipated cash requirements for the next twelve months. The Company has significant operating and contractual obligations. The Company’s current operating assumptions and projections, which reflect management’s best estimate of future revenue, operating expenses, and capital commitments, indicate that the Company’s current sources of liquidity will be sufficient to fund operations through December 31, 2008, however, additional funding will be required in early 2009. The Company’s ability to meet its projections, however, is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate.

          The Company is actively pursuing means to extend its liquidity and raise capital. These alternatives include the sale of the Company’s investment in TerreStar Networks Inc. (TerreStar Networks), a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, renegotiation of vendor cash payment schedules to delay payment into the future, or some combination of these actions. While the Company is actively exploring these alternatives, there can be no assurances that the Company will be able to complete a transaction, or do so on terms that are favorable. Any deferrals or restructurings could delay the Company’s satellite program or otherwise negatively affect the Company’s ability to continue the development of the next generation network. If the Company is not able to obtain additional funding, defer or otherwise restructure significant contractual obligations, the Company may not be able to continue as a going concern, and may be required to consider alternatives such as selling assets, ceasing work on the next generation network, or restructuring debt obligations.

          The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, MSV, all wholly owned subsidiaries of the Company and MSV, and all variable interest entities for which the Company or MSV is the primary beneficiary. All intercompany accounts are eliminated upon consolidation. These unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements contain adjustments consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes for the year ended December 31, 2007.

          On January 5, 2007, the Company acquired additional equity interests in MSV from BCE Inc. (BCE) (the BCE Exchange Transaction). On February 12, 2007 and November 30, 2007 the Company acquired additional equity interests in MSV from TerreStar Corporation. These transactions were accounted for under the purchase method of accounting and are described more fully in the Company’s audited financial statements for the year ended December 31, 2007. The following unaudited pro forma information is presented as if the Company had completed all the above transactions as of January 1, 2007. The pro forma information is not necessarily indicative of what the results of operations would have been had the transactions taken place at such date or of the future results of operations (in thousands except per share information):

results of operations would have been had the transactions taken place at such date or of the future results of operations (in thousands except per share information):

Three months ended March 31,

2007

Pro forma revenues, unaudited	$8,102
Pro forma depreciation, unaudited	7,823
Pro forma operating loss, unaudited	(16,936)
Pro forma net loss, unaudited	(23,031)
Pro forma net loss per share – basic and diluted, unaudited	$(0.22)

2. Summary of Significant Accounting Policies

Use of Estimates

          The preparation of consolidated financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, equity, and disclosure of contingencies and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to the valuation of the investment in TerreStar Networks, valuation of intangible assets, valuation of MSV limited partnership units, the useful lives of long-lived assets, and the valuation of senior unsecured notes and warrants, among others, have a material impact on the financial statements. Actual results and outcomes could differ from these estimates and assumptions.

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

Fair Value Measurements

          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 effective January 1, 2008. In February 2008, the FASB released FASB Staff Position, (FSP) SFAS 157-2—Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

           SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain assets and liabilities at fair value, including certain of the Company’s money market funds and foreign currency contracts. On a non-recurring basis, the Company measures other assets and liabilities at fair value, including the investment in TerreStar Networks, the senior unsecured notes, and the warrants associated with the senior unsecured notes.

           The Company’s fair value measurements in connection with the Company’s adoption of SFAS No. 157 were as follows (in thousands):

		Fair Value Measurements at Reporting Date using
	Balance as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses)
Assets:
Cash equivalents	$92,927	$92,927	$—	$—	$—
Investment in TerreStar Networks	69,747	—	69,747	—	(8,353)

	$162,674	$92,927	$69,747	$—	$(8,353)

Liabilities:
Foreign currency contracts	$24	$24	$—	$—	$(24)

		Fair Value Measurements Recorded during the three months ended March 31, 2008
	Balance as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses)
Liabilities:
Senior unsecured notes	$127,500	$—	$127,500	$—	$—
Warrants	28,261	—	28,261	—	—

	$155,761	$—	$155,761	$—	$—

          The Company accounted for the issuance of the warrants, which were associated with the senior unsecured notes, in accordance with Accounting Principles Board Opinion (APB) No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, whereby the Company separately measured the fair value of the senior unsecured notes and the warrants and allocated the total proceeds of $150 million on a pro-rata basis to each. Based on these fair value determinations the allocation of the proceeds to the senior unsecured notes and warrants was $122.8 million and $27.2 million, respectively, on the date of close of January 7, 2008 (see Note 3).

Investment in TerreStar Networks

          The Company owns 11.1% of TerreStar Networks (a consolidated subsidiary of TerreStar Corporation) that it accounts for under the cost method. The Company evaluates impairment of such investments in accordance with Emerging Issues Task Force 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Accordingly, the Company considers both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as its intent and ability to hold investments that may have become temporarily or otherwise impaired.

          During the three months ended March 31, 2008, the observable quoted market price of TerreStar Corporation common stock continued to decrease. TerreStar Corporation owns two principal assets: an ownership interest in TerreStar Networks, and shares of the Company’s common stock. The estimated value of TerreStar Corporation’s ownership interest in TerreStar Networks (and the value for 100% of TerreStar Networks) can be derived by subtracting the public trading value of TerreStar Corporation’s investment in the Company from the public trading value of TerreStar Corporation. The decline in TerreStar Corporation’s stock price indicated that there may have been a decline in the fair value of the Company’s investment in TerreStar Networks.

          Upon the adoption of SFAS No. 157, the Company evaluated the various methods under which it had previously estimated the fair value of its investment in TerreStar Networks. Based on this assessment, the Company determined that its market based valuation approach (TerreStar Corporation Market Method) that utilizes observable quoted market inputs (Level 1 inputs under SFAS No. 157) and observable other than quoted market inputs (Level 2 inputs under SFAS No. 157), was at a higher level of the fair value hierarchy than the other methods it had previously utilized. Accordingly, the Company used the TerreStar Corporation Market Method to perform its assessment of impairment of the investment in TerreStar Networks as of March 31, 2008.

          At March 31, 2008, the investment in TerreStar Networks valued under the TerreStar Corporation Market Method was $69.7 million. Based on this valuation, the Company determined that the TerreStar Networks investment had become other than temporarily impaired. The investment was written down to the $69.7 million value determined under the TerreStar Corporation Market Method, resulting in a charge of $8.4 million during the three months ended March 31, 2008. There is no assurance that the proceeds from the ultimate disposition of this asset, if any, will be equal to or greater than the $69.7 million carrying amount recorded as of March 31, 2008.

          The trading value of TerreStar Corporation common stock continued to decline subsequent to March 31, 2008. The Company will evaluate the effect of the decline on the value of its investment in TerreStar Networks to determine if such decline is other-than-temporary in the second quarter of 2008.

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

          Telephony is the supply of voice service to end users. Telephony customers are acquired through retail dealers or resellers. Retail dealers receive activation fees and earn commissions on monthly end user access and usage revenues. Resellers are under contractual arrangements with the Company for their purchase of monthly access and usage, and they manage the arrangements with the end user. Telephony customers are charged activation fees, fixed monthly access fees and variable usage charges, generally charged by minute of usage, depending on voice plan chosen. Monthly network access revenue is recognized in the month of service to the end-user. Variable usage revenue is recognized during the period of end-user usage. Activation fees are deferred and recognized ratably over the customer’s contractual service term, generally one year.

          Data service provides transmission in an “always-on” fashion. Common applications for data customers include fleet and load management, credit card verification, e-mail, vehicle position reporting, mobile computing, and data message broadcasting. Customers are acquired through resellers. Resellers are under contractual arrangements for their purchase of monthly access and usage from the Company, and manage the arrangements with the end-user. Data service revenue is recognized in the month of service.

          Dispatch service provides the wide-area equivalent of “push-to-talk” two-way radio service among users in customer defined groups. Dispatch service facilitates team-based group operations and is highly suited for emergency communications. Customers are acquired through dealers and resellers. Resellers are under contractual arrangements for their purchase of monthly access from the Company, and manage the arrangements with the end-user. Dispatch users pay a fixed monthly access fee for virtually unlimited monthly usage; however, the fee varies with the coverage available. Dispatch service revenue is recognized in the month of service.

          New and existing subscribers to the Company’s network can purchase from the Company a range of satellite handset configurations. Hardware generally includes handsets, antennas, and cables, and can be purchased in “kits” that include the hardware a customer would typically need to utilize the satellite services. Resellers may purchase equipment in advance for purposes of resale to their end-users. Equipment generally does not carry a right of return, and revenue is recognized upon transfer of title, which occurs at the time of shipment to the customer.

Capitalized Interest

           Interest associated with the construction of the Company’s next generation satellites, launch rockets, and ground stations has been capitalized. Total and capitalized interest are as follows (in thousands):

	Three months ended March 31,
	2008	2007

Capitalized interest	$14,070	$4,192
Interest expense	11,716	12,129

Total interest	$25,786	$16,321

Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded against deferred tax assets when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in evaluating whether it is more likely than not that deferred tax assets will be realized. A valuation allowance has been recorded against substantially all of the Company’s deferred tax assets. The Company has recorded a deferred tax asset for MSV Canada, which is expected to carryback losses incurred in the current year to get a refund of taxes paid in prior years.

          The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position or results of operations. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements for any period through March 31, 2008. The Company’s policy is to recognize interest and penalties on income tax matters in the income tax provision.

          The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various states and in foreign jurisdictions, primarily Canada and its provinces. Because the Company’s 2006 U.S. federal income tax return used net operating loss carryforwards dating, in part, back to 1993, some elements of income tax returns back to 1993 are subject to examination. The Company is currently under audit for income taxes by the U.S. federal government and by one U.S. state.

The Company does not expect the results of those audits to have a material impact on the Company’s financial position or results of operations.

Other Comprehensive Loss

          Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended March 31, 2008 and 2007, comprehensive loss was $37.2 million and $19.3 million, respectively. The difference between net loss and comprehensive loss is foreign currency translation adjustments.

Loss Per Common Share

          Basic loss per common share is computed by dividing net loss attributable to the common shareholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted loss per common share reflects the potential dilution for the exercise or conversion of securities into common stock. For the three months ended March 31, 2008 and 2007, options, warrants, and unvested restricted stock were excluded from the computation of diluted net loss per common shares as the effect would have been anti-dilutive.

Recent Pronouncements

          In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and size of acquisitions, if any, subsequent to the effective date.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 amends SFAS No. 133 by improving financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the impact, if any, that SFAS No. 161 will have on its consolidated financial statements.

Reclassifications

          Certain prior-year amounts related to next generation expenditures have been reclassified within operating expenses to conform to the current-year presentation.

3. Debt

          Debt consisted of the following (in thousands):

	March 31, 2008	December 31, 2007

Senior secured discount notes, net	$571,882	$552,719
Senior unsecured notes, net	123,105	—
Notes payable - vendor	50,765	50,765
Note payable	894	1,058
Note payable due to Telesat Canada	158	224

	746,804	604,766
Less: Current portion	(16,069)	(15,745)

Total debt	$730,735	$589,021

     Senior Secured Discount Notes

          In March 2006, MSV issued Senior Secured Discount Notes in an aggregate principal amount of $750.0 million at maturity, generating gross proceeds of $436.2 million. Interest on the notes will accrete from the issue date at a rate of 14% per annum, until they reach full principal amount at April 1, 2010. Following April 1, 2010, interest will be payable semi-annually in arrears in cash at a rate of 14% per annum, with the first such payment being due on October 1, 2010. The Senior Secured Discount Notes will mature on April 1, 2013.

          The Senior Secured Discount Notes are secured by substantially all of MSV’s assets. Upon the occurrence of certain change of control events, each holder of Senior Secured Discount Notes may require the Issuers to repurchase all or a portion of its Senior Secured Discount Notes at a price of 101% of the accreted value, plus, after April 1, 2010, accrued interest. In April 2008, the beneficial owners of a majority in aggregate principal amount at maturity of the Senior Secured Discount Notes irrevocably waived compliance with any and all provisions of the Senior Secured Discount Notes that would, but for such waivers, require the Issuers to offer to repurchase or to repurchase any of the Senior Secured Discount Notes as the result of a change of control caused by the acquisition of beneficial ownership of the voting or nonvoting common stock of SkyTerra by Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund L.P. (together Harbinger), Harbinger Capital Partners Fund I, L.P., or any of their affiliates (see Note 9). Such waivers by their terms do not apply to any change of control other than a change of control involving Harbinger or its affiliates.

          The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of the Company’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. MSV may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided it maintains a leverage ratio of 6.0 to 1.0. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Secured Discount Notes as of March 31, 2008.

     Senior Unsecured Notes

          On December 15, 2007, the Company and MSV entered into a Securities Purchase Agreement with Harbinger, pursuant to which Harbinger agreed to purchase $150 million of MSV’s Senior Unsecured Notes due 2013 (the Senior Unsecured Notes) and ten year warrants to purchase 9.1 million shares of the Company’s common stock, with an exercise price of $10 per share. The transaction closed on January 7, 2008. The Senior Unsecured Notes bear interest at a rate of 16.5%, payable in cash or in-kind, at MSV’s option until December 15, 2011, and thereafter payable in cash. The Senior Unsecured Notes mature on May 1, 2013.

          The Company has accounted for the issuance of the warrants in accordance with Accounting Principles Board Opinion (APB) No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, whereby the Company separately measured the fair value of the Senior Unsecured Notes and the warrants and allocated the total proceeds of $150 million on a pro-rata basis to each. The proceeds allocated to the warrants are credited to paid-in capital and the resulting discount from the face value of the Senior Unsecured Notes is amortized using the effective interest rate method over the term of the Senior Unsecured Notes. The fair value of the Senior Unsecured Notes of $127.5 million was estimated based on then-current yields of comparable securities (Level 2 inputs under SFAS No. 157). The fair value of the warrants of $28.3 million was estimated using the Black-Scholes option pricing model and the following assumptions: expected volatility of 58.4%, term of 10 years, risk free interest rate of 4.2%, and no dividend yield. Based on these fair value determinations, the allocation of the proceeds to the Senior Unsecured Notes and the warrants was $122.8 million and $27.2 million, respectively.

          The Securities Purchase Agreement grants to Harbinger the right of first negotiation to discuss the issuance of additional equity securities by the Company in private placement financing transactions. Should the Company and Harbinger not agree on the terms for such a transaction, Harbinger has the right to maintain their percentage ownership interest through pro rata purchases of shares of common stock in issuances to third parties, subject to a number of exceptions. The Senior Unsecured Notes have subsidiary guarantees and covenants similar to those contained in the Senior Secured Discount Notes, with such modifications as appropriate to reflect the financial terms of the Senior Unsecured Notes. The Securities Purchase Agreement also contains more restrictive covenants regarding mergers, consolidation and transfer of assets and restricted payments. The more restrictive covenants, the right of first negotiation and the pre-emptive rights expire once Harbinger and their affiliates beneficially own less than 5% of the outstanding common stock of the Company or, if earlier, on December 31, 2011. The terms of the Senior Unsecured Notes require MSV to comply with certain covenants that restrict some of MSV’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Unsecured Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Unsecured Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Unsecured Notes as of March 31, 2008.

     Notes Payable – Vendor

          MSV has financed $50.8 million of satellite vendor payments with secured vendor notes payable (Notes Payable – Vendor) that bear interest of LIBOR plus 400 basis points combined with a 2% administrative fee. The Notes Payable – Vendor are secured by the satellites. MSV is required to pay interest monthly on the amount outstanding beginning the month subsequent to the utilization of the available credit. All outstanding Notes Payable – Vendor must be repaid prior to satellite delivery. MSV anticipates making payments of principal beginning in the fourth quarter of 2008. MSV may prepay some or all of the Notes Payable – Vendor at anytime with no penalties.

     Note Payable

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

     Note Payable due to Telesat Canada

          In February 2003, MSV entered into an agreement with Telesat Canada (Telesat), a satellite communications provider that is a related party (see Note 9) for the construction and procurement of a ground station. Telesat Canada provided financing for this project totaling $1.0 million at an interest rate of 9.5%.

          Remaining future minimum principal payments as of March 31, 2008 related to the Company’s debt agreements, described above, are as follows for the years ended December 31 (in thousands):

2008	$32,600
2009	79,495
2010	87,813
2011	146,380
2012	151,251
Thereafter	968,045

Total future principal payments	1,465,584
Less: interest	(513,767)

Principal portion	951,817
Less: current portion	(16,069)
Less: accretion of interest on Senior Secured Discount Notes	(178,607)
Less: accretion of discount on Senior Unsecured Notes	(26,406)

Total future principal payments	730,735

4. Equity Based Compensation Plans

MSV Unit Option Incentive Plan

          MSV maintains a unit option incentive plan (MSV Unit Option Incentive Plan), which allows for the granting of options and other unit based awards to employees and directors upon approval by MSV’s Board of Directors. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. The expected term of option awards has been calculated as the midpoint between the vesting date and the end of the contractual term of the option as historical data for MSV is not sufficient for purposes of estimating the expected term of new grants. The risk-free rate was based on U.S. Treasury yields for securities with similar terms. Volatility is calculated based on the trading prices of SkyTerra common stock.

          The fair value of Limited Investor Units underlying the equity-based awards is an input to the determination of the fair value of equity-based awards. The Company utilized a market approach to estimate the fair value of Limited Investor Units at each date on which equity-based awards were granted, based on the observable trading stock price of SkyTerra common stock, adjusted to account for differences in volatility and liquidity. Beginning in 2008, MSV used a 2.82 exchange ratio between the observable market trading price of SkyTerra and MSV, as further described below, to value a Limited Investor Unit.

          Assumptions used in determining the fair value of MSV unit options:

	Three months ended March 31,

	2008	2007

Expected volatility	60%	58%
Expected term (years)	6	6
Expected dividends	0%	0%
Risk free rate	2.1%-3.3%	5.2%-5.2%

          The Company recognizes compensation expense on a straight-line basis over the requisite service period. The total equity-based compensation expense related to the MSV Unit Option Incentive Plan recorded during the three months ended March 31, 2008 and 2007 was $2.8 million and $0.8 million, respectively. The total equity-based compensation capitalized as system under construction related to the MSV Unit Option Incentive Plan during the three months ended March 31, 2008 and 2007 was $0.4 million and $0.1 million, respectively. As of March 31, 2008, the total unrecognized compensation related to MSV equity-based compensation was $6.6 million, which will be recognized over a weighted-average period of 1.3 years.

SkyTerra Equity-Based Compensation Plans

          SkyTerra maintains a long-term incentive plan, a nonqualified stock option plan, and an equity incentive plan, which allows for the granting of options and other equity-based awards. As of March 31, 2008, the Company has outstanding awards of 750,000 restricted shares of common stock to four executives. One-third of these awards will vest after three years; another one-third will vest on the first day following the 20th consecutive trading day on which the SkyTerra stock price exceeds $20 per share and the last third will vest on the first day following the 20th consecutive trading day on which the SkyTerra stock price exceeds $25 per share. The fair value of the restricted stock grants containing market conditions and deemed service periods were estimated using a Monte Carlo simulation model. The total equity-based compensation expense related to the SkyTerra equity awards recognized during the three months ended March 31, 2008 and 2007 was $1.0 million and $1.2 million, respectively. As of March 31, 2008, the total unrecognized compensation related to SkyTerra equity-based compensation is $3.8 million, which is expected to be recognized over a weighted-average period of 1.1 years.

          On February 22, 2008 the Boards of Directors of the Company and MSV GP approved a modification of certain outstanding options to purchase the Company’s common stock and MSV’s Limited Investor Units, respectively, that decreased the exercise prices of certain options to an exercise price equal to the current fair market value of the underlying common stock and Limited Investor Units, respectively. As a result of this modification the Company recorded $2.0 million of additional compensation expense in the three months ended March 31, 2008, of which $1.9 million related to the modification of options to purchase Limited Investor Units. This modification will result in the recognition of additional compensation expense in future periods totaling $1.3 million related to unvested options, of which $1.2 million relates to the modification of options to purchase Limited Investor Units, and $0.1 million relates to SkyTerra options.

          On March 14, 2008, the Company commenced an exchange offer (the Exchange Offer) to all current MSV option holders to grant them new options under the Company’s Stock Option Plan in exchange for surrender and termination of their MSV options. In accordance with the terms of the Exchange Offer, all participating option holders would receive options in the Company’s plan at a ratio of 2.82 SkyTerra options for each MSV option terminated, with an exercise price equal to the exercise price of the MSV options terminated divided by 2.82. Sale of all shares subject to the options received upon exchange is subject to restrictions until May 1, 2010, subject to certain exceptions described in the Exchange Offer which could result in earlier termination of the restrictions. The Exchange Offer is scheduled to expire on May 16, 2008. While the Company intends to complete the Exchange Offer, there is no guarantee that it will be completed, and it is uncertain what percentage of the MSV option holders will elect to participate and on what final terms the Exchange Offer will be completed.

5. Commitments and Contingencies

Leases

          Office facility leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. The Company records rent expense using the straight-line method over the term of the lease agreement. MSV has non-cancelable operating leases that expire starting in December 2008.

Boeing Contract

          MSV has a fixed price contract with Boeing Satellite Systems, Inc. (Boeing) for the comprehensive design, development, construction, manufacturing, testing, and installation of a space-based network, providing satellite launch support and other services related to mission operations and system training. Under the terms of the contract, the Company will purchase up to three satellites with an option for one additional satellite that must be exercised no later than July 1, 2008. Each satellite is contracted to have a mission life of 15 years with performance incentives to be paid, if earned, during the expected 15-year operating life. Boeing has a first lien on each satellite and related work until title and risk of loss transfers to the Company upon launch. In September 2006, MSV deferred construction of a South American satellite (MSV-SA). The MSV option to restart construction expires November 8, 2008. MSV currently does not have plans to construct MSV-SA, and as such, no amounts for this satellite are included in the Company’s future commitments table. If the Company’s plans were to change and the Company elected to proceed with MSV-SA construction, the Company would likely incur additional expenditures in excess of $500 million to construct, launch, and insure the satellite.

          If MSV were to elect to terminate the Boeing contract in whole, the Company will be subject to termination liability charges that would range from $185 million to $215 million, declining in mid 2008, which would be expensed when incurred. Similarly, partial termination would range from $93 million to $117 million. Future minimum contractual payments exclude all potential performance incentives (which could total a maximum of $96.7 million), interest payments on performance incentives and deferred construction payments, options, and construction for MSV-SA.

HNS Contract

          MSV entered into an agreement with Hughes Network Systems, LLC (HNS), a related party of the Apollo stockholders, which at the time owned a substantial percentage of the Company’s outstanding voting common stock, to purchase four base transceiver subsystems and air interface technology for a fixed price of $43.0 million. The transceiver subsystems integrate the satellites into the next generation network.

Launch Contracts

          In May 2007, MSV entered into fixed price contracts with ILS International Launch Services, Inc. and Sea Launch Company, LLC to launch the next generation satellites. MSV plans to launch its new satellite, MSV-1 in September 2009 and the identical Canadian satellite, MSV-2 in July 2010. The aggregate base cost for these agreements is $174.8 million. MSV may incur liquidated damages if the respective contracts are terminated by the Company. If MSV were to terminate the contracts prior to September 2008, the maximum liquidated damages would be $8.9 million, in addition to amounts already paid. If MSV were to terminate the contracts after September 2008 it would not incur any liquidated damages. Through March 31, 2008, the Company has made payments totaling $13.2 million related to these contracts.

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

          Subsequent to the exercise of the Phase 1 Option, between January 1, 2010 and January 1, 2013, the MSV Parties have the option (the Phase 2 Option) for Inmarsat to modify its North American operations in a manner that will make additional spectrum available for ATC at a cost to the Company of $115 million per year, resulting in substantially more spectrum to the MSV Parties available for MSS/ATC. If the MSV Parties do not exercise the Phase 2 Option, then between January 1, 2013 and January 1, 2015, Inmarsat would have the option to require the MSV Parties to exercise the equivalent of the Phase 2 Option upon the same terms.

          In consideration for the operational transition of spectrum to one or more of the band plans described above, the MSV Parties have agreed to allow Inmarsat continued use of loaned spectrum under dispute (subject to a potential dispute resolution process) and an additional loan of a lesser amount of spectrum.

          A substantial number of provisions in the Cooperation Agreement are subject to receipt of applicable regulatory approvals. On March 26, 2008, the Administrations of Canada, the United Kingdom, and the United States of America exchanged letters accepting in part the Cooperation Agreement and effectively coordinating the current and next-generation satellite networks of the MSV Parties and Inmarsat, as among those parties, and have notified the ITU accordingly. Additional approvals are required, however, before coordination of the satellite networks, under all phases specified in the Cooperation Agreement, will be complete. There can be no assurance that such approvals or other necessary approvals will be received, or that the conditions necessary for the operation of certain other provisions of the Cooperation Agreement will be met.

          During the three months ended March 31, 2008, no spectrum arrangements were altered between the MSV Parties and Inmarsat and no cash or consideration has been exchanged.

Other Agreements

          In September 2006, a minority stakeholder in SkyTerra’s MSV Investors, LLC subsidiary distributed to its shareholders all of its assets other than its interest in MSV Investors. Such shareholders indemnified the Company for any taxes imposed on the minority stakeholder for any taxable period or portion thereof ending on or prior to September 26, 2006, including all liabilities for taxes relating to the distribution of its assets as described above. On September 26, 2006, such shareholders paid the Company $7.5 million of cash to pay such taxes. To the extent that the tax liability is less than $7.5 million, the Company will refund the difference. If the former shareholders are unable to pay taxes that exceed the $7.5 million, the Company will be required to make such payments. As of March 31, 2008 the remaining cash and liability related to this arrangement was $1.5 million and is included in accrued expenses in the accompanying condensed consolidated balance sheet.

          Prior to the closing of the BCE Exchange Transaction, TMI Delaware distributed to BCE and its affiliates all of the assets of TMI Delaware other than its limited partnership interests in MSV and its common stock of MSV GP. Under the terms of the exchange agreement between the Company and BCE, BCE has indemnified the Company for any taxes imposed on TMI Delaware for any taxable period or portion thereof ending on or prior to the closing of the BCE Exchange Transaction, including all liabilities for taxes relating to the distribution of its assets. At closing, BCE transferred $37.0 million of cash to TMI Delaware that the Company will use to pay such taxes. To the extent that the tax liability is less than $37.0 million, the Company will refund to BCE the difference. During the three months ended March 31, 2008, the Company made payments of $25.3 million related to this liability. As of March 31, 2008 the remaining cash and liability related to this arrangement was $11.7 million and is included in accrued expenses in the accompanying condensed consolidated balance sheet.

          In March 2008, MSV entered into an agreement with Telesat Canada for joint operational services for the MSV-1 and MSV-2 satellites including the development of software for operation and control of the satellites, and the provision of telemetry, tracking and control services for the new MSV spacecrafts once they are in their designated orbital positions.  Telesat Canada will provide these operational services through 2025 assuming the satellites reach their full mission life. MSV is entitled to delay the start of services under the agreement for up to one year due to launch delays without any impact to pricing. The Company also has a contract with Telesat Canada for the provision of telemetry, tracking and control services to the Company for its existing satellites. Future minimum payments related to these agreements, reflected in the table below as satellite operational services, assume MSV-1 and MSV-2 will reach their full mission life.

          Future minimum payments related to the Company’s commitments are as follows as of March 31, 2008 for the years ending December 31 (in thousands):

	Leases	Boeing (a)	HNS	Launch Services	Satellite Operational Services	Other	Total

2008	$1,933	$108,029	$13,227	$24,660	$2,276	$5,257	$155,382
2009	2,008	103,759	10,946	98,316	2,884	3,924	221,837
2010	1,882	4,550	—	38,589	1,884	300	47,205
2011	298	—	—	—	1,434	158	1,890
2012	—	—	—	—	1,434	158	1,592
Thereafter	—	—	—	—	17,447	1,895	19,342

	$6,121	$216,338	$24,173	$161,565	$27,359	$11,692	$447,248

(a)

Amounts exclude in-orbit incentives, associated interest and construction of MSV-SA. Also excludes payments to Boeing under vendor notes payable, as such amounts are included in the future payments related to debt.

Litigation and Claims

          The Company is periodically a party to lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material adverse effect on the financial position or results of operations of the Company.

Contingencies

          From time to time, contingencies may arise in the ordinary course of business activities. The Company recognizes a liability for contingencies when it is probable that future expenditures will be made and expenditures can be reasonably estimated.

6. Income Taxes

          SkyTerra and its eligible subsidiaries file a consolidated United States federal income tax return. As a limited partnership, MSV is not subject to income tax. SkyTerra is subject to income tax based on its portion of MSV’s income or loss (99.3%). MSV’s Canadian subsidiary and MSV Canada are taxed as corporations in Canada. The Company’s income tax benefit or provision relates to MSV Canada.

          The Company’s effective tax rate of (0.7)% and 0.0% for the three months ended March 31, 2008 and March 31, 2007, respectively, differs from the Federal statutory rate of 34.0%, due primarily to operating losses for which a full valuation allowance has been recognized.

          As of December 31, 2007, SkyTerra and the consolidated subsidiaries had unused net operating loss (NOL) carryforwards of $112.7 million expiring from 2020 through 2027. Utilization of U.S. NOL carryforwards may be subject to an annual limitation if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code. On or about April 9, 2008, the Company is likely to have had such an ownership change. The Company is in the process of evaluating whether or not a change occurred. Due to the Company’s full valuation allowance on its U.S. NOL carryforwards and other deferred tax assets, a limitation would not materially change the Company’s net deferred tax assets. Despite NOL carryforwards, the Company may have a future income tax liability due to alternative minimum tax or state or foreign tax requirements.

7. Related Party Transactions

          Prior to their spin-off in October 2007 by BCE (which holds a significant interest in the Company), Telesat and Infosat Communications were related parties through common ownership by BCE. Through common ownership by the Apollo Stockholders, the Company’s related parties also included HNS and Hughes Telematics, Inc. In April 2008, Harbinger acquired substantially all of Apollo’s interests in the Company.

          Through common ownership by Harbinger, the Company’s related parties will include Inmarsat, TerreStar Corporation and TerreStar Networks. The Company’s related parties also include LCC International Inc., which is controlled by a former limited partner and former member of MSV GP’s Board of Directors. Certain of MSV’s intellectual property was acquired by assignment from entities controlled by such limited partner. In certain circumstances where the Company may generate royalties from licensing its ATC intellectual property to third parties, the Company may be required to share a portion of such royalty payments with such limited partner and related entities. The following table summarizes related party transactions (in thousands):

	Three months ended March 31,

	2008	2007

Income, including management fees	$174	$695
Expenses	1,010	530
Costs related to system under construction	6,515	—
Due from related parties, as of	217	391
Due to related parties, as of	31	330

8. Segment Information

          Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision makers in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

           The Company has three reporting segments: MSV next generation, MSV MSS, and SkyTerra corporate. The MSV next generation segment relates to activities to deploy a next generation satellite system complemented by ATC. The MSV MSS segment relates to MSV’s provision of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services using its existing in-orbit satellites. The SkyTerra Corporate segment relates to activities related to the publicly traded holding company. Substantially all of the Company’s recent capital expenditures relate to MSV next generation. Management reviews the assets and financial position of MSV next generation and MSV MSS on a combined basis as a significant portion of the Company’s assets are shared between these segments. Assets are not segregated between these segments, and management does not use asset information by these segments to evaluate segment performance.

          The following tables present certain financial information on the Company’s reportable segments for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31, 2008 In Thousands

	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Eliminations	SkyTerra Consolidated

Revenues:
Services and related revenues	$—	$7,115	$7,115	$—	$—	$7,115
Equipment sales	—	1,222	1,222	—	—	1,222
Other revenues	—	256	256	—	—	256

Total revenues	—	8,593	8,593	—	—	8,593
Operating expenses:
Cost of equipment sold	—	974	974	—	—	974
Operations and cost of services (exclusive of depreciation and amortization)	2,600	4,063	6,663	—	—	6,663
Sales and marketing	1,555	1,088	2,643	—	—	2,643
Research and development (exclusive of depreciation and amortization)	4,107	—	4,107	—	—	4,107
General and administrative	3,952	2,207	6,159	1,418	—	7,577
Depreciation and amortization	7,439	642	8,081	—	—	8,081

Total operating expenses	19,653	8,974	28,627	1,418	—	30,045

Operating loss	$(19,653)	$(381)	$(20,034)	$(1,418)	$—	$(21,452)

	Three months ended March 31, 2007 In Thousands

	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Eliminations	SkyTerra Consolidated

Revenues:
Services and related revenues	$—	$6,694	$6,694	$—	$—	$6,694
Equipment sales	—	1,186	1,186	—	—	1,186
Other revenues	—	222	222	—	—	222

Total revenues	—	8,102	8,102	—	—	8,102
Operating expenses:
Cost of equipment sold	—	981	981	—	—	981
Operations and cost of services (exclusive of depreciation and amortization)	1,641	3,812	5,453	—	—	5,453
Sales and marketing	346	671	1,017	—	—	1,017
Research and development (exclusive of depreciation and amortization)	2,075	—	2,075	—	—	2,075
General and administrative	3,690	1,955	5,645	2,044	—	7,689
Depreciation and amortization	5,769	578	6,347	—	—	6,347

Total operating expenses	13,521	7,997	21,518	2,044	—	23,562

Operating loss	$(13,521)	$105	$(13,416)	$(2,044)	$—	$(15,460)

          The following tables present balance sheet information for the Company’s reportable segments as of March 31, 2008 and December 31, 2007 (in thousands):

	As of March 31, 2008

	Total MSV	SkyTerra	Eliminations	SkyTerra Consolidated

Total assets	$1,326,343	$112,590	$(32,453)	$1,406,480
Senior secured discount notes, net	571,882	—	—	571,882
Senior unsecured notes, net	123,105	—	—	123,105
Notes payable	51,817	5,125	(5,125)	51,817
Total liabilities	781,425	19,554	(5,238)	795,741
Total equity	544,919	93,035	(27,572)	610,382

	As of December 31, 2007

	Total MSV	SkyTerra	Eliminations	SkyTerra Consolidated

Total assets	$1,180,248	$119,960	$(5,173)	$1,295,035
Senior secured discount notes, net	552,719	—	—	552,719
Notes payable	52,047	5,125	(5,125)	52,047
Total liabilities	637,602	45,880	(5,173)	678,309
Total equity	542,646	74,080	(508)	616,218

9. Subsequent events

          On April 7, 2008, Harbinger and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC (collectively, the Apollo Stockholders), entered into a Securities Purchase Agreement pursuant to which Harbinger agreed to purchase from the Apollo Stockholders, for an aggregate purchase price of approximately $164 million:

•	10,224,532 shares of voting common stock of the Company,

•	6,173,597 shares of non-voting common stock of the Company,

•

234,633 Series 1-A Warrants of the Company (the Series 1-A Warrants) entitling the holders to purchase a maximum aggregate of 652,711 shares of Voting Common Stock of the Company at an exercise price of $20.39 per share, subject to adjustment, and,

•

9,810,033 Series 2-A Warrants of the Company entitling the holders thereof to purchase a maximum aggregate of 2,560,182 shares of voting common stock of the Company at an exercise price of $25.85 per share, subject to adjustment (the Series 2-A Warrants and, together with the Series 1-A Warrants, the Warrants).

          The Purchase Price paid by Harbinger represents a price of $10.00 per share for each share of voting common stock and non-voting common stock and $100,000 in the aggregate for the Warrants. The transaction closed on April 9, 2008. Following the transaction, Harbinger Capital Partners Master Fund I, Ltd. reported that it beneficially owned 47.5% of the outstanding shares of the Company’s voting common stock, and that certain of its affiliates owned additional shares of the Company’s voting and non-voting common stock.

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

Overview

           The Company’s operating and development activity is performed through its 99.3% owned consolidated subsidiary Mobile Satellite Ventures LP (MSV). The Company currently offers a range of mobile satellite services (MSS) using two geostationary satellites that support the delivery of data, voice, fax and dispatch radio services. MSV is licensed by the United States and Canadian governments to operate its current and next generation systems in the L-band spectrum which MSV, along with Mobile Satellite Ventures (Canada) Inc. (MSV Canada), a consolidated variable interest entity, have coordinated for their use. MSV also holds an ancillary terrestrial component (ATC) authorization. The Company filed applications to modify its ATC authorization in November 2005, which are still pending. MSV Canada has also received authorization from Industry Canada to construct, launch, and operate its North American satellite. Pursuant to these satellite authorizations, MSV and MSV Canada must meet certain satellite milestone requirements. The Company’s spectrum footprint covers a total population of nearly 330 million.

          The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. In operating its next generation integrated satellite-terrestrial network, the Company plans to allocate the use of spectrum between satellite and terrestrial service. Using an all-IP, open architecture, the Company believes its network will provide significant advantages over existing wireless networks. Such potential advantages include higher data speeds, lower costs per bit and flexibility to support a range of custom IP applications and services. The Company was the first MSS provider to receive a license to operate an ATC network from the FCC. The ATC licenses permit the use of the Company’s L-band satellite frequencies, in a complimentary tower based network, in the operation of an advanced, integrated network capable of providing wireless broadband on a fixed, portable and fully mobile basis. The Company plans to launch two new satellites that will serve as the core of its new network. The launch of MSV-1 is planned for September 2009, and the launch of MSV-2 is planned for July 2010.

           The Company’s satellite development efforts are at a stage where delays against construction plans can reasonably be expected to occur, generally as a result of delays in the construction of satellite components and integration of those components into the spacecrafts. In particular, delays experienced in the construction, integration, and testing of the reflector component of the satellites could result in a delay of the delivery of the satellites to the launch site, as compared to the Company’s current expectations. Presently, such a delay is not anticipated to effect the launch date of the satellites as some amount of flexibility is provided for in the Company’s construction and launch plans. There are no assurances that additional delays will not occur in this and other component construction, integration, and testing. If additional delays were to occur, such delays could effect the planned launch date of the first satellite. In the event of delays, certain liquidated damages may become due from Boeing. However, such amounts may not be adequate to compensate the Company for losses sustained by delays of satellite launch.

          There are no assurances that additional delays will not occur in this and other component construction, integration, and testing. If additional delays were to occur, such delays could effect the planned launch date of the first satellite. In the event of delays, certain liquidated damages may become due from Boeing. However, such amounts may not be adequate to compensate the Company for losses sustained by delays of satellite launch.

           The Company currently expects to offer a range of three broad services on its next generation network.  First, the Company will facilitate the transition of its current customers to the next generation services platform and will continue to support current generation communications ground segments and mobile data system network terminals, which it expects will generate revenue through at least the end of 2011.  Second, the Company plans to provide bandwidth and power to customers of the next generation system who will implement and operate their own networks, which it expects will begin to generate revenue after the launch of the next generation satellites, continuing until end of next generation system life.  Finally, the Company plans to provide next generation wireless coverage that will be accessible on conventional handsets that enable interoperable, feature-rich voice and high-speed data services.  Based on the terrestrial chipset development and production schedule required for such services, the Company does not currently expect to generate next generation wireless coverage revenues until some time after the next generation satellites have been launched and placed into service.

          The Company’s current business plan for the next generation network is a wholesale model whereby the Company’s strategic partners and other wholesale customers can use the network to provide differentiated broadband services to their subscribers. The Company believes its planned open network, in contrast to legacy networks currently operated by incumbent providers, will allow distribution and other strategic partners to have open network access and create a wide variety of custom applications and services for consumers. To address the opportunities and challenges inherent in the development of the Company’s next generation network, the Company continues to focus on certain initiatives related to:

•	Development and evaluation of funding alternatives, including:

	o	Strategic partnerships

	o	Additional vendor financing

	o	Sale of the Company’s interest in TerreStar Networks

	o	Debt or equity financing

•	Continued coordination with third party licensees of L-band spectrum to organize large blocks of contiguous spectrum for the use of MSV and its potential future partners.

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

Corporate Activity

     MSV Option Exchange Offer

          On March 14, 2008, the Company commenced an exchange offer (the Exchange Offer) to all current MSV option holders to grant them new options under the Company’s Stock Option Plan in exchange for surrender and termination of their MSV options. In accordance with the terms of the Exchange Offer, all participating option holders would receive options in the Company’s plan at a ratio of 2.82 SkyTerra options for each MSV option terminated, with an exercise price equal to the exercise price of the MSV options terminated divided by 2.82. Sale of all shares subject to the options received upon exchange is subject to restrictions until May 1, 2010, subject to certain exceptions described in the Exchange Offer which could result in earlier termination of the restrictions. The Exchange Offer is scheduled to expire on May 16, 2008. While the Company intends to complete the Exchange Offer, there is no guarantee that it will be completed, and it is uncertain what the percentage of the MSV option holders that will elect to participate and on what final terms the Exchange Offer will be completed.

     Option Modification

          On February 22, 2008 the Boards of Directors of the Company and MSV approved a modification of certain outstanding options to purchase the Company’s common stock and MSV’s Limited Investor Units, respectively, to lower the exercise prices of out-of-the-money unexercised options to an exercise price equal to the current fair market value of the underlying common stock and Limited Investor Units, respectively. As a result of this modification the Company recorded $1.9 million of additional compensation expense in the three months ended March 31, 2008. This modification will result in the recognition of additional compensation expense in future periods totaling $1.3 million, related to unvested options.

     Change in Control of SkyTerra

          On April 7, 2008, Harbinger and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC (collectively, the Apollo Stockholders), entered into a Securities Purchase Agreement pursuant to which Harbinger agreed to purchase from the Apollo Stockholders, for an aggregate purchase price of approximately $164 million:

•	10,224,532 shares of voting common stock of the Company,

•	6,173,597 shares of non-voting common stock of the Company,

•	234,633 Series 1-A Warrants of the Company (the Series 1-A Warrants) entitling the holders to purchase a maximum aggregate of 652,711 shares of Voting Common Stock of the Company at an exercise price of $20.39 per share, subject to adjustment, and,

•

9,810,033 Series 2-A Warrants of the Company entitling the holders thereof to purchase a maximum aggregate of 2,560,182 shares of voting common stock of the Company at an exercise price of $25.85 per share, subject to adjustment (the Series 2-A Warrants and, together with the Series 1-A Warrants, the Warrants).

          The Purchase Price paid by Harbinger represents a price of $10.00 per share for each share of voting common Stock and non-voting common stock and $100,000 in the aggregate for the Warrants. The transaction closed on April 9, 2008. Following the transaction, Harbinger Capital Partners Master Fund I, Ltd. reported that it beneficially owned 47.5% of the outstanding shares of the Company’s voting common stock, and that certain of its affiliates owned additional shares of the Company’s voting and non-voting common stock.

Critical Accounting Policies

          The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company’s consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to the valuation of the Company’s investment in TerreStar Networks, valuation of intangible assets, valuation of MSV limited partnership units, the useful lives of long-lived assets, the valuation of the Senior Unsecured Notes and warrants, and judgments involved in evaluating impairment, among others, have a material impact on the Company’s financial statements. Actual results and outcomes could differ from these estimates and assumptions.

           For a more detailed explanation of the judgments made in these areas and a discussion of the Company’s accounting estimates and policies, refer to “Critical Accounting Policies” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) to the Company’s consolidated financial statements beginning on page F-26 of the Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Inputs

          The Company adopted SFAS No. 157, Fair Value Measurements, as of January 1, 2008. See Note 2 to the Condensed Consolidated Financial Statements. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

Investment in TerreStar Networks

          The Company owns 11.1% of TerreStar Networks (a consolidated subsidiary of TerreStar Corporation) that it accounts for under the cost method. The Company evaluates impairment of such investments in accordance with Emerging Issues Task Force 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Accordingly, the Company considers both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as its intent and ability to hold investments that may have become temporarily or otherwise impaired.

          During the three months ended March 31, 2008, the observable quoted price of TerreStar Corporation common stock continued to decrease. TerreStar Corporation owns two principal assets: an ownership interest in TerreStar Networks, and shares of the Company’s common stock. The estimated value of TerreStar Corporation’s ownership interest in TerreStar Networks (and the value for 100% of TerreStar Networks) can be derived by subtracting the public trading value of TerreStar Corporation’s investment in the Company from the public trading value of TerreStar Corporation. The decline in TerreStar Corporation’s stock price indicated that there may have been a decline in the fair value of the Company’s investment in TerreStar Networks.

          Upon the adoption of SFAS No. 157, the Company evaluated the various methods under which it had previously estimated the fair value of its investment in TerreStar Networks. Based on this assessment, the Company determined that its market based valuation approach (TerreStar Corporation Market Method) that utilizes observable quoted market inputs (Level 1 inputs under SFAS No. 157) and observable other than quoted market inputs (Level 2 inputs under SFAS No. 157), was at a higher level of the fair value hierarchy than the other methods it had previously utilized. Accordingly, the Company used the TerreStar Corporation Market Method to perform its assessment of impairment of the investment in TerreStar Networks as of March 31, 2008.

          At March 31, 2008, the investment in TerreStar Networks valued under the TerreStar Corporation Market Method was $69.7 million. Based on this valuation, the Company determined that the TerreStar Networks investment had become other than temporarily impaired. The investment was written down to the $69.7 million value determined under the TerreStar Corporation Market Method, resulting in a charge of $8.4 million during the three months ended March 31, 2008. There is no assurance that the proceeds from the ultimate disposition of this asset, if any, will be equal to or greater than the $69.7 million carrying amount recorded as of March 31, 2008.

          The trading value of TerreStar Corporation common stock continued to decline subsequent to March 31, 2008. The Company will evaluate the effect of the decline on the value of its investment in TerreStar Networks to determine if such decline is other-than-temporary in the second quarter of 2008.

Current Business

          The Company’s significant operating activity, providing mobile satellite communication services, is performed through its consolidated subsidiary MSV. The Company provides service in the United States and Canada using two nearly identical satellites. End users of the Company’s mobile satellite services operate at sea, on land and in the air, and customers use various services including satellite bandwidth and power capacity, telephony, data, and dispatch services. The Company sells equipment for use on the network.

Comparison of the three months ended March 31, 2008 and 2007

The following tables detail the consolidated Company’s financial results for the three months ended March 31, 2008 and March 31, 2007 in the following segments: MSV Next Generation (research, development, and implementation of a next generation network), MSV MSS (current satellite services), and SkyTerra corporate activities.

	Three months ended March 31, 2008 In Thousands

	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Elimination	SkyTerra Consolidated

Revenues:
Services and related revenues	$—	$7,115	$7,115	$—	$—	$7,115
Equipment sales	—	1,222	1,222	—	—	1,222
Other revenues	—	256	256	—	—	256

Total revenues	—	8,593	8,593	—	—	8,593
Operating expenses:
Cost of equipment sold	—	974	974	—	—	974
Operations and cost of services (exclusive of depreciation and amortization)	2,600	4,063	6,663	—	—	6,663
Sales and marketing	1,555	1,088	2,643	—	—	2,643
Research and development (exclusive of depreciation and amortization)	4,107	—	4,107	—	—	4,107
General and administrative	3,952	2,207	6,159	1,418	—	7,577
Depreciation and amortization	7,439	642	8,081	—	—	8,081

Total operating expenses	19,653	8,974	28,627	1,418	—	30,045

Operating loss	(19,653)	(381)	(20,034)	(1,418)	—	(21,452)
Other income (expense):
Interest income	2,925	—	2,925	359	(63)	3,221
Interest expense	(11,716)	—	(11,716)	(63)	63	(11,716)
Impairment of investment in TerreStar Networks	—	—	—	(8,353)	—	(8,353)
Other (expense) income, net	174	(14)	160	504	—	664

Loss before provision for income taxes and minority interest	(28,270)	(395)	(28,665)	(8,971)	—	(37,636)
Benefit (provision) for income taxes	—	275	275	—	—	275
Minority interest	—	—	—	—	151	151

Net loss	$(28,270)	$(120)	$(28,390)	$(8,971)	$151	$(37,210)

	Three months ended March 31, 2007 In Thousands

	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Elimination	SkyTerra Consolidated

Revenues:
Services and related revenues	$—	$6,694	$6,694	$—	$—	$6,694
Equipment sales	—	1,186	1,186	—	—	1,186
Other revenues	—	222	222	—	—	222

Total revenues	—	8,102	8,102	—	—	8,102
Operating expenses:
Cost of equipment sold	—	981	981	—	—	981
Operations and cost of services (exclusive of depreciation and amortization)	1,641	3,812	5,453	—	—	5,453
Sales and marketing	346	671	1,017	—	—	1,017
Research and development (exclusive of depreciation and amortization)	2,075	—	2,075	—	—	2,075
General and administrative	3,690	1,955	5,645	2,044	—	7,689
Depreciation and amortization	5,769	578	6,347	—	—	6,347

Total operating expenses	13,521	7,997	21,518	2,044	—	23,562

Operating loss	(13,521)	105	(13,416)	(2,044)	—	(15,460)
Other income (expense):
Interest income	5,397	—	5,397	482	(31)	5,848
Interest expense	(12,117)	—	(12,117)	(43)	31	(12,129)
Impairment of investment in TerreStar Networks	—	—	—	—	—	—
Other (expense) income, net	160	(30)	130	2	—	132

Loss before provision for income taxes and minority interest	(20,081)	75	(20,006)	(1,603)	—	(21,609)
Benefit (provision) for income taxes	—	(8)	(8)	—	—	(8)
Minority interest	—	—	—	—	1,800	1,800

Net loss	$(20,081)	$67	$(20,014)	$(1,603)	$1,800	$(19,817)

Consolidated Results - Comparison of the three months ended March 31, 2008 and 2007

     Revenues and Cost of Equipment Sold

          All revenues and cost of equipment sold are generated by the Company’s MSV MSS segment. See “MSV MSS - Comparison of the three months ended March 31, 2008 and 2007”.

Operating Expenses

          The table below sets forth the Company’s operating expenses and percentage changes for the periods indicated (in thousands).

	Three months ended March 31,
			% Change in 2008
	2008	2007

Cost of equipment sold	$974	$981	(0.7)%
Operations and cost of services (exclusive of depreciation and amortization)	6,663	5,453	22.2%
Sales and marketing	2,643	1,017	159.9%
Research and development (exclusive of depreciation and amortization)	4,107	2,075	97.9%
General and administrative	7,577	7,689	(1.5)%
Depreciation and amortization	8,081	6,347	27.3%

Total operating expenses	$30,045	$23,562	27.5%

     Operations and Cost of Services

          Operations and cost of services expenses include compensation costs of MSS operations employees and expenses related to the operation of the Company’s satellite network, new product development relating to next generation services, costs of telemetry, tracking, and control, and facility costs. Operations and cost of services expenses increased during the three months ended March 31, 2008, as compared to the same period in 2007 due primarily to increases in compensation costs, and increases in equity-based compensation related to the February 2008 modifications to outstanding options.

     Sales and Marketing

          Sales and marketing expenses include the compensation of sales and marketing employees, and the cost of advertising, marketing and promotion. Sales and marketing expenses increased during the three months ended March 31, 2008, as compared to the same period in 2007, due to increases in compensation costs and staffing levels, increases in equity-based compensation related to the February 2008 modifications to outstanding options, and costs related to the development of a prototype device (shell for purposes of look and feel design) for the next generation network.

     Research and Development

          Research and development expenses include the compensation costs of employees working on next generation products and services, and other development costs of the next generation network. Research and development expenses increased during the three months ended March 31, 2008, as compared to the same period in 2007, due primarily to increased third-party consulting expenses, compensation costs and staffing levels.

     General and Administrative

          General and administrative expenses include the compensation costs of finance, legal, human resources employees and other corporate costs. General and administrative expenses decreased during the three months ended March 31, 2008, as compared to the same period in 2007, due to taxes associated with the exercise of employees options in the three months ended March 31, 2007, and a reduction in professional fees. Offsetting these declines were increases in legal fees and equity-based compensation expenses related to the February 2008 modifications to outstanding options.

     Depreciation and Amortization

          Depreciation and amortization expenses consist of the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization expenses increased during the three months ended March 31, 2008, as compared to the same period in 2007, due to an increase in intangible assets resulting from the TerreStar Corporation Exchange Transactions, that occurred in February and November 2007.

Other Income and Expenses

The following table sets forth other income and expenses for the periods indicated (in thousands):

	Three months ended March 31,

	2008	2007	% Change

Interest income	$3,221	$5,848	(44.9)%
Interest expense	(11,716)	(12,129)	(3.4)%
Impairment of investment in TerreStar Networks	(8,353)	—	(100.0)%
Other income	664	132	403.0%
Benefit (provision) for income taxes	275	(8)	100.0%
Minority interest	151	1,800	(91.6)%

Total other expenses	$(15,758)	$(4,357)	261.7%

     Interest Income

          Interest income is interest earned on cash, cash equivalents, restricted cash and short-term investments. Interest income decreased during the three months ended March 31, 2008, as compared to the same period in 2007 due to the decrease of cash, cash equivalents, and short-term investments.

     Interest Expense

          Interest expense is comprised of the amortization of the discount and debt issuance costs on Senior Secured Discount Notes, the Senior Unsecured Notes, and interest incurred on Notes Payable, Vendor offset by capitalized interest on the system under construction. Interest expense was consistent during the three months ended March 31, 2008, as compared to the same period in 2007. Increased interest expense related to the Senior Unsecured Notes was offset by increase in capitalized interest on the system under construction (interest of $14.1 million and $4.5 million was capitalized during the three months ended March 31, 2008 and 2007, respectively).

          Impairment of investment in TerreStar Networks

          During the three months ended March 31, 2008, the Company recorded a write-down of its investment in TerreStar Networks in the amount of $8.4 million as the Company determined the TerreStar Networks investment had become other-than-temporarily impaired.

     Benefit (Provision) for Income Taxes

          The Company’s effective tax rate differs from the Federal statutory rate of 34%, due primarily to a full valuation allowance recorded on net operating losses.

     Minority Interest

          Minority interest represents the portion of MSV net losses attributable to minority interest holders. Minority interest decreased during the three months ended March 31, 2008, as compared to the same period in 2007 due to the Company’s acquisition of MSV interests resulting from the TerreStar Exchange Transactions that occurred in February and November 2007.

Segment Results

MSV Next Generation - Comparison of the three months ended March 31, 2008 and 2007

Operating Expenses

          MSV Next Generation operations relate to the planning, development, and building of a next generation satellite system complemented by ATC. The table below sets forth MSV Next Generation operating expenses and percentage change for the following periods indicated (in thousands).

	Three months ended March 31,
	2008	2007	% Change

Operations and cost of services (exclusive of depreciation and amortization)	$2,600	$1,641	58.4%
Sales and marketing	1,555	346	349.4%
Research and development (exclusive of depreciation and amortization)	4,107	2,075	97.9%
General and administrative	3,952	3,690	7.1%
Depreciation and amortization	7,439	5,769	28.9%

Total operating expenses	$19,653	$13,521	45.4%

          MSV Next Generation expenses relate to activities to deploy a next generation satellite system complemented by ATC. Although many of the costs incurred are fixed in the short-term, other costs fluctuate based on underlying business or development activity. Operations expenses are dependent upon employee-related costs. Sales and marketing expenses are dependent on employee-related costs and the nature and extent of marketing and promotional activities. General and administrative expenses consist of employee-related and other costs related to corporate services, including finance, legal, and human resources.

     Operations and Cost of Services

          Operations and cost of services expenses include compensation costs of satellite operations employees related to activities to deploy a next generation satellite system, facility costs, and costs of new product and service development relating to next generation product offerings. Operations expenses increased during the three months ended March 31, 2008, as compared to the same period in 2007, with 54% of the increase due to compensation costs and staffing levels, and 46% of the increase attributable to equity-based compensation primarily related to the February 2008 modifications to outstanding options.

     Sales and Marketing

          Sales and marketing expenses include the compensation of sales and marketing employees, and the cost of advertising, marketing and promotion. Sales and marketing expenses increased during the three months ended March 31, 2008, as compared to the same period in 2007, with 36% of the increase due to an increase in compensation costs and staffing levels and 51% of the increase attributable to equity-based compensation primarily related to the February 2008 modifications to outstanding options, and 14% of the increase related to the development of a prototype next generation device (shell for purposes of look and feel design).

     Research and Development

          Research and development expenses include the compensation costs of employees working on next generation products, services and other development and deployment costs of the Company’s next generation network. Research and development expenses increased during the three months ended March 31, 2008, as compared to the same period in 2007, primarily related to third-party consulting expenses in the development of next generation operating systems. Other increases related to compensation costs and increased staffing levels. These increases were offset by decreases in legal expenses.

     General and Administrative

          General and administrative expenses include the compensation costs of finance, legal, and human resources employees allocable to MSV Next Generation development. Increases related to legal fees and equity-based compensation expenses in connection with the February 2008 modifications to outstanding options, and were offset by reductions in employee-related costs and professional fees.

     Depreciation and Amortization

          Depreciation and amortization expenses consist of the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization expenses increased during the three months ended March 31, 2008, as compared to the same period in 2007 due to an increase in intangible assets resulting from the TerreStar Corporation Exchange Transactions that occurred in February and November 2007.

MSV MSS - Comparison of the three months ended March 31, 2008 and 2007

          MSV MSS relate to the provision of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services using its existing in-orbit satellites.

Revenues

The following table sets forth MSV MSS revenues and percentage changes for the periods indicated (in thousands):

	Three months ended March 31,

	2008	2007	% Change

Revenues
Capacity	$3,121	$3,047	2.4%
Telephony	2,464	2,332	5.7%
Data	837	671	24.7%
Dispatch	693	644	7.6%
Equipment	1,222	1,186	3.0%
Other	256	222	15.3%

Total revenues	$8,593	$8,102	6.1%

     Capacity

          The Company provides bandwidth and power to certain customers who implement and operate their own networks. The specified bandwidth and power is generally customer dedicated once purchased and is not subject to other sale or preemption by MSV except for emergency purposes. Capacity customers generally operate under contractual arrangements ranging from short-term (month-to-month) to end of current satellite life in length. These contracts do not generally provide for annual increases or variable revenues. As such, capacity revenues for the three months ended March 31, 2008, as compared to the same period in 2007 have not fluctuated significantly.

     Telephony

          The Company provides voice service to end-users. Telephony customers are acquired through retail dealers or resellers. Retail dealers receive activation fees and earn commissions on monthly end user fixed access revenues and variable usage revenues. Resellers are under contractual arrangements for their purchase of monthly access and usage, and they manage the arrangements with the end user. Telephony customers are charged fixed monthly access fees and variable usage charges, generally charged by minute of usage, depending on voice plan chosen. A typical customer telephony plan requires monthly access fees that range from $25 to $175 that includes from zero to 2000 free airtime minutes. Each additional minute used is charged at a rate of $0.89 to $1.19. Monthly network access revenue is recognized in the month of service to the end-user. Variable usage revenue is recognized during the period of end-user usage. Activation fees are deferred and recognized ratably over the customer’s contractual service term, generally one year.

          The following table sets forth telephony subscribers, quarterly subscriber changes, and average monthly revenue per subscriber unit (“ARPU”):

	Three months ended March 31,

	2008	ARPU	2007	ARPU	Change Subscribers	Change ARPU

Total subscribers, January 1	19,866		19,133		3.8%
Additions	548		760		(27.9%)
Deletions	(443)		(444)		(0.2%)

Total subscribers, March 31	19,971	$41.03	19,449	$41.12	2.7%	(0.2%)

Telephony revenues for the three months ended March 31, 2008, as compared to the same period in 2007, increased due to an increase in subscribers.

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

          Data revenues for the three months ended March 31, 2008, as compared to the same period in 2007 increased due to an increase of 12.5% in the average number of subscribers and an increase of 11.4% in average monthly revenue per subscriber unit.

     Dispatch

          Dispatch service provides the wide-area equivalent of “push-to-talk” two-way radio service among users in customer defined groups. Dispatch service facilitates team-based group operations and is highly suited for emergency communications. Customers are acquired through dealers and resellers. Resellers are under contractual arrangements for their purchase of monthly access from the Company, and manage the arrangements with the end user. Dispatch users pay a fixed monthly access fee for virtually unlimited monthly usage; however, the fee varies with the coverage available.

          Dispatch revenues for the three months ended March 31, 2008, as compared to the same period in 2007 increased primarily due to an increase of in the average number of subscribers.

     Equipment

          New and existing subscribers to the network can purchase a range of satellite handset configurations. Hardware generally includes handsets, antennas, and cables and can be purchased in “kits” that include all the hardware a customer would typically need to utilize the network. Resellers may purchase equipment in advance for purposes of resale to their end users. User equipment can be portable or be installed on trucks, ships, and airplanes or at a fixed location. Handsets are capable of standard voice and dispatch communication, and services such as call forwarding, call waiting, and conference calling. Other equipment is capable of file transfers, faxes and e-mail. Users must acquire equipment from the Company or its resellers to access its network. Capacity customers provide their own equipment to the end users of their networks.

          The Company’s ability to generate equipment revenues is a function of the number of new and existing subscribers who purchase handsets and other accessories and the prices at which equipment is sold. Historically, equipment promotion and pricing has not been used to increase customer activations or improve retention. Equipment sales during the three months ended March 31, 2008, as compared to the same period in 2007 did not fluctuate significantly.

Operating Expenses

          The table below sets forth MSV MSS operating expenses and percentage changes for the periods indicated (in thousands).

	Three months ended March 31,
	2008	2007	% Change

Cost of equipment sold	$974	$984	(1.0)%
Operations and cost of services (exclusive of depreciation and amortization)	4,063	$3,810	6.6%
Sales and marketing	1,088	671	62.1%
General and administrative	2,207	1,955	12.9%
Depreciation and amortization	642	577	11.3%

Total operating expenses	$8,974	$7,997	12.2%

          Although many of the costs incurred in the operation of the current network are fixed in the short-term, other costs will fluctuate based on underlying business activity. Operations expenses are dependent upon employee costs and the costs of monitoring the satellite, including telemetry, tracking, and control. Sales and marketing expenses are dependent on employee costs and the nature and extent of any marketing and promotional activities. General and administrative expenses consist of employee and other costs related to finance, legal, and human resources.

     Cost of Equipment Sold

          The cost of equipment sold is comprised of the cost of equipment purchased for resale. The Company does not manufacture any of its own equipment. Also included in cost of equipment sold are the costs of warehousing and warehousing services. Cost of equipment sold during the three months ended March 31, 2008, as compared to the same period in 2007 did not fluctuate significantly.

     Operations and Cost of Service

          Operations and costs of service expenses include compensation costs of satellite operations employees, and other expenses related to the operation of the satellite wireless network, costs of telemetry, tracking, and control and facility costs. Operations and costs of service expenses increased during the three months ended March 31, 2008, as compared to the same period in 2007 due to increases in facilities cost and an increase in equity-based compensation expense related to the February 2008 modifications to outstanding options. Offsetting these increases were declines in network operations and employee related costs.

     Sales and Marketing

          Sales and marketing costs include the compensation costs of sales and marketing employees, and the cost of advertising, marketing and promotion. Sales and marketing expenses increased during the three months ended March 31, 2008, as compared to the same period in 2007, with most of the increase due to an increase in compensation costs and staffing levels and the remainder due to an increase in equity-based compensation expense related to the February 2008 modifications to outstanding options.

     General and Administrative Expense

          General and administrative expense includes the compensation costs of finance, legal, human resources and other corporate costs allocable to MSV MSS. General and administrative expenses increased during the three months ended March 31, 2008, as compared to the same period in 2007 due to increases in legal and regulatory expenses and an increase in equity-based compensation expense related to the February 2008 modifications to outstanding options. Offsetting these increases was a decline in consulting fees.

     Depreciation and Amortization Expense

          Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization expenses increased during the three months ended March 31, 2008, as compared to the same period in 2007, due to the increase in intangible assets resulting from the TerreStar Corporation Exchange Transactions, that occurred in February and November 2007.

SkyTerra Corporate - Comparison of the three months ended March 31, 2008, and 2007

Operating Expenses

The table below sets forth SkyTerra Corporate operating expenses and percentage change for the periods indicated (in thousands).

	Three months ended March 31,
	2008	2007	% Change

General and administrative	1,418	2,044	(30.6)%

     General and Administrative Expense

          General and administrative expense includes the Company’s corporate costs, including legal, audit, tax, insurance, and compensation costs. General and administrative expenses decreased during the three months ended March 31, 2008, as compared to the same period in 2007, primarily due to a decline in corporate insurance costs and a decrease in equity-based compensation expense.

Liquidity and Capital Resources

          The Company’s principal sources of liquidity are cash, cash equivalents, short-term investments and accounts receivable. The Company’s primary cash needs are for working capital, capital expenditures and debt service. The Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.

          The Company has financed its operations to date through the private placement of debt, equity securities and vendor financing. As of March 31, 2008, the Company has $260.6 million of cash and short-term investments. The outstanding accreted amount of MSV’s Senior Secured Discount Notes was $571.9 million ($750 million face amount at maturity). The outstanding accreted amount of MSV’s Senior Unsecured Notes was $123.1 million ($150 million face amount at maturity). Cash payment of interest on the Senior Secured Discount Notes will begin in April 2010, and cash payment of principal will begin in April 2013 (see “Senior Secured Discount Notes” below). The Senior Unsecured Notes bear interest at a rate of 16.5%, payable in cash or in-kind, at MSV’s option until December 15, 2011, and thereafter payable in cash (see “Senior Unsecured Notes” below).

          The Company believes that its existing cash resources will not be sufficient to satisfy anticipated cash requirements for the next twelve months. The Company has significant operating and contractual obligations. The Company’s current operating assumptions and projections, which reflect management’s best estimate of future revenue, operating expenses, and capital commitments, indicate that the Company’s current sources of liquidity will be sufficient to fund operations through December 31, 2008, however, additional funding will be required in early 2009. The Company’s ability to meet its projections, however, is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate.

           The Company is actively pursuing means to extend its liquidity and capital resources. These plans may include the sale of its investment in TerreStar Networks, a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, renegotiation of vendor payment schedules to delay payment into the future, or some combination of these actions. While the Company is actively exploring these alternatives, there can be no assurances that it will be able to complete a transaction, or do so on terms that are favorable to the Company. Any deferrals or restructurings could delay the Company’s satellite program or otherwise negatively affect the development of the next generation network. If the Company is not able to obtain additional funding, or defer or otherwise restructure its significant contractual obligations, the Company may not be able to continue meeting its obligations on an ongoing basis, if at all, and the Company may be required to consider alternatives such as selling assets, ceasing work on its next generation network, or restructuring its debt obligations.

Capital Required for Next Generation Network

          The Company estimates the remaining cost to develop and construct the two satellite components of its next generation network, including the costs of the satellites, their launch, launch insurance, and associated ground segment will be significant. The majority of these expenditures are governed by contractual commitments. The Company estimates that it will require additional financing of $350 to $400 million to operate the business until the launch of the first satellite, taking into consideration its current cash position.

          The Company will also require significant additional funds to construct a terrestrial component of the network (not included in the estimated $350 to $400 million required noted above). The Company estimates the deployment of the terrestrial portion of the network could be a multi-billion dollar undertaking depending on the choice of air interface technology, the number of markets deployed, the scope of the terrestrial build within each market and the service offering.

          The cost of building and deploying the satellites and next generation network could exceed current estimates. For example, if the Company elects to defer payments under the satellite construction contract, modify design, and/or exercise certain options to buy additional satellites or other equipment or services, the costs for the satellite component of the network will increase, possibly significantly. The cost to develop devices could be greater, perhaps significantly, than current estimates, depending on the ability to attract distribution partners for both the satellite and terrestrial services. In addition, the magnitude of the terrestrial network capital requirement depends upon a number of factors including: choice of wireless technology; desired applications; the general pace of construction; and in the profits, or losses in the initially deployed markets. In addition, the Company may not have control over these factors as it works with various strategic and distribution partners who may have varying degrees of influence on these decisions in exchange for capital contributions and other commitments. In all scenarios, the Company will require significant additional capital beyond its current resources.

Other Significant Contractual Obligations

          In October 2006, MSV entered into an agreement with Hughes Network Systems, LLC (HNS), then a related party of the Apollo stockholders, to purchase four base transceiver subsystems and air interface technology for a fixed price of $43.0 million. The transceiver subsystems will integrate the satellite component of the next generation network.

          In May 2007, MSV entered into fixed price contracts with ILS International Launch Services, Inc. and Sea Launch Company, LLC to launch the next generation satellites. MSV plans to launch its first new satellite, MSV-1 in 2009 and the identical Canadian satellite, MSV-2 in 2010. The aggregate cost for these agreements is $174.8 million. MSV may incur liquidated damages if the respective contracts are terminated for convenience by the Company. If MSV were to terminate the contracts prior to September 2008, the maximum liquidated damages would be $8.9 million, in addition to amounts already paid. If MSV were to terminate the contracts after September 2008 it would not incur any liquidated damages.

          In March 2008, MSV entered into an agreement with Telesat Canada for joint operational services for the MSV-1 and MSV-2 satellites including the development of software for operation and control of the satellites, and the provision of telemetry, tracking and control services for the new MSV spacecrafts once they are in their designated orbital positions.  Telesat will provide these operational services through 2025 assuming the satellites reach their full mission life. MSV is entitled to delay the start of services under the agreement for up to one year due to launch delays without any impact to pricing. The Company also has a contract with Telesat also provides telemetry, tracking and control services to the Company for its existing satellites.

     Vendor Financing

          The Company has financed $50.8 million of satellite vendor payments with secured vendor notes payable (Vendor Notes) that bear interest of LIBOR plus 400 basis points combined with a 2% administrative fee. The Vendor Notes are secured by the satellites. MSV will be required to pay interest monthly on the amount outstanding beginning the month subsequent to the utilization of the available credit. All outstanding Vendor Notes must be repaid prior to satellite delivery. MSV anticipates making payments of principal beginning in the fourth quarter of 2008. MSV may prepay some or all of the Vendor Notes at anytime with no penalties.

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

          The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of MSV’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. MSV may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided MSV maintains a leverage ratio of 6.0 to 1.0. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Secured Discount Notes as of March 31, 2008.

     Senior Unsecured Notes

           On December 15, 2007, the Company and MSV entered into a Securities Purchase Agreement with Harbinger Capital Partners Master Fund I, Ltd., and Harbinger Capital Partners Special Situations Fund L.P. (together Harbinger), pursuant to which Harbinger agreed to purchase $150 million of MSV’s Senior Unsecured Notes due 2013 (the “Senior Unsecured Notes”) and ten year warrants to purchase 9.1 million shares of the Company’s common stock, with an exercise price of $10 per share. The transaction closed on January 7, 2008.  The Senior Unsecured Notes bear interest at a rate of 16.5%, payable in cash or in-kind, at MSV’s option until December 15, 2011, and thereafter payable in cash. The Senior Unsecured Notes mature on May 1, 2013.

          The Senior Unsecured Notes have subsidiary guarantees and covenants similar to those contained in the Senior Secured Discount Notes, with such modifications as appropriate to reflect the financial terms of the Senior Unsecured Notes. The Securities Purchase Agreement also contains more restrictive covenants regarding mergers, consolidation and transfer of assets and restricted payments. The more restrictive covenants, the right of first negotiation and the pre-emptive rights expire once Harbinger and their affiliates beneficially own less than 5% of the outstanding common stock of the Company or, if earlier, on December 31, 2011. The terms of the Senior Unsecured Notes require MSV to comply with certain covenants that restrict some of MSV’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Unsecured Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Unsecured Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Unsecured Notes as of March 31, 2008.

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

          Upon receipt of an investment of $100 million in MSV by a third party for general corporate purposes and election by the MSV Parties to trigger certain provisions, the MSV Parties will be able to expand its trials and deployments to a broadband ATC trial using wider spectrum bandwidths, on a specific designation of combined Inmarsat and MSV spectrum in a pre-

agreed market. Simultaneously upon the election by the MSV Parties regarding such an investment, the Company is required to issue to Inmarsat $31.3 million of the Company’s common stock, valued in accordance with terms of the agreement.

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

          Subsequent to the exercise of the Phase 1 Option, between January 1, 2010 and January 1, 2013, the MSV Parties have the option (the Phase 2 Option) for Inmarsat to modify its North American operations in a manner that will make additional spectrum available for ATC at a cost to the Company of $115 million per year, resulting in substantially more spectrum to the MSV Parties available for MSS/ATC. If the Company does not exercise the Phase 2 Option, then between January 1, 2013 and January 1, 2015, Inmarsat would have the option to require the MSV Parties to exercise the equivalent of the Phase 2 Option upon the same terms.

Future Financing Needs

          In addition to short-term financing needs, the Company will need significant additional financing in the future. This additional financing may take the form of loans under a credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Debt or additional equity financing may not be available when needed, on favorable terms, or at all. Any debt financing the Company obtains may impose various restrictions and covenants on the Company which could limit its ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. The Company may also be subject to significant interest expense under the terms of any debt the Company incurs.

          The Company continues dialogue with other MSS operators who operate systems in adjacent spectrum in the L-band with the objective of rearranging respective spectrum assignments to create contiguous blocks of spectrum, and in some instances enabling MSV to access additional spectrum for the benefit of MSV and its strategic partners. The consummation of agreements of this nature could result in significant time, effort and compensation. The likelihood or timing of reaching such agreements is uncertain.

Off-balance Sheet Financing

          The Company did not enter into any off-balance sheet arrangements, other then operating leases in the normal course of business during the three months ended March 31, 2008. As of March 31, 2008, the Company does not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Future Minimum Commitments

          The Company leases office space, computers and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase. The Company’s various non-cancelable vendor arrangements (including satellite, launch vehicle, base transceiver subsystems and air interface technology construction), long-term and other debt arrangements, non-cancelable operating leases and agreements with initial terms of greater than one year are as follows as of March 31, 2008 for the years ending December 31 (in thousands):

	Leases	Boeing (a)	HNS	Launch Services	Satellite Operational Services	Debt	Other	Total

2008	$1,933	$108,029	$13,227	$24,660	$2,276	$32,600	$5,257	$187,982
2009	2,008	103,759	10,946	98,316	2,884	79,495	3,924	301,332
2010	1,882	4,550	—	38,589	1,884	87,813	300	135,018
2011	298	—	—	—	1,434	146,380	158	148,270
2012	—	—	—	—	1,434	151,251	158	152,843
Thereafter	—	—	—	—	17,447	968,045	1,895	987,387

	$6,121	$216,338	$24,173	$161,565	$27,359	$1,465,584	$11,692	$1,912,832

(a)	Amounts exclude in-orbit incentives and associated interest. Also excludes payments to Boeing under vendor notes payable, as such amounts are included in the future payments related to debt.

Cash Flow

          Net Cash Used in Operating Activities. During the three months ended March 31, 2008, as compared to the same period in 2007, net cash used in operating activities increased $7.7 million primarily due to increases in personnel, staffing and related costs, and increased expenses to develop the next generation network.

           Net Cash Used in Investing Activities. During the three months ended March 31, 2008, as compared to the same period in 2007, net cash used in investing increased due to sales and maturities of investments, increased purchases of property and equipment, and the payment of estimated taxes related to TMI Delaware in 2008.

           Net Cash Provided by Financing Activities. During the three months ended March 31, 2008, as compared to the same period in 2007, net cash provided by financing activities increased primarily as a result of proceeds from the issuance of the Senior Unsecured Notes of $150 million in 2008.

Related Parties

          Prior to their spin-off in October by BCE (which holds a significant interest in the Company), Telesat and Infosat Communications were related parties through common ownership by BCE. Through common ownership by the Apollo Stockholders, the Company’s related parties also included HNS and Hughes Telematics, Inc. In April 2008, Harbinger acquired substantially all of Apollo’s interests in the Company.

          Through common ownership by Harbinger, the Company’s related parties also include Inmarsat, TerreStar Corporation and TerreStar Networks. The Company’s related parties also include LCC International Inc., which is controlled by a former limited partner and former member of MSV GP’s Board of Directors. Certain of MSV’s intellectual property was acquired by assignment from entities controlled by such limited. In certain circumstances where the Company generates royalties from licensing its ATC intellectual property to third parties, the Company may be required to share a portion of such royalty payments with such limited partner and related entities. The following table summarizes related party transactions (in thousands):

	Three months ended March 31,

	2008	2007

Income, including management fees	$174	$695
Expenses	1,010	530
Costs related to system under construction	6,515	—
Due from related parties, as of	217	391
Due to related parties, as of	31	330

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

          The United States dollar is the functional currency for the Company’s consolidated financials. The functional currency of the Company’s Canadian subsidiary and two Canadian joint ventures is the Canadian dollar. The financial statements of these entities are translated to United States dollars using period end rates for assets and liabilities, and the weighted average rate for the period for all expenses and revenues. During the normal course of business, the Company is exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the Canadian dollar and the Euro. To reduce the impact of these risks on the Company’s earnings and to increase the predictability of cash flows, the Company uses natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk. When natural offsets are not sufficient, from time to time, the Company enters into certain derivative contracts to buy and sell foreign currencies.

          The Company’s foreign currency management policy prohibits speculative trading and allows for derivative contracts to be entered into only when a future foreign currency requirement is identified. These contracts generally have durations of less than one year. The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify as hedges of future cash flows. The Company has not elected hedge accounting for any derivative contracts during the three months periods ended March 31, 2008 and 2007, or at any other time over the past two years. As of March 31, 2008, the Company held contracts of $5.1 million. The Company recognized a gain of $0.1 million during the three months ended March 31, 2008 related to such contracts.

Interest Rate Risk

          Changes in interest rates affect the fair value of the Company’s fixed rate debt. The fair value of the Senior Secured Discount Notes at March 31, 2008 was $516.6 million. The fair value of the Senior Unsecured Notes at March 31, 2008 was $123.9 million. Based on balances outstanding at March 31, 2008, a 1% increase or decrease in interest rates, assuming similar terms and similar assessment of risk by the Company’s lenders, would change the estimated market value, of these investments, by $26.1 million and $27.3 million, respectively at March 31, 2008.

          The Company does not have cash flow exposure to changing interest rates on its Senior Secured Discount Notes or Harbinger Notes because the interest rates for those securities are fixed. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of the Company’s financial instruments. The actual impact of future changes in market interest rates on Senior Secured Discount Notes and Senior Unsecured Notes may differ significantly from the impact shown in this analysis.

          The Company has cash flow exposure to changing interest rates on its Vendor Notes because the interest rate for these securities is not fixed. As of March 31, 2008 the Company had $50.8 million outstanding under its Vendor Notes with interest rates tied to changes in the LIBOR rate. Based on balances outstanding at March 31, 2008, a 1% increase in interest rates, assuming repayment of the Vendor Note in accordance with scheduled maturities, could add $0.6 million to the Company’s annual interest expense.

Item 4.	Controls and Procedures

          (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that the Company files or submit under the Exchange Act.

          (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

           The Company is involved in various legal proceedings arising in the normal course of business. Although the outcomes of legal proceedings are inherently difficult to predict, the Company does not expect the resolution of any currently pending matters to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A.	Risk Factors

The following risk factors should be read in conjunction with the risk factors in our annual report on Form 10-K for the year ended December 31, 2007.

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

In a September 2006 decision, the FCC granted MSV authority to slightly exceed the 25% indirect foreign ownership limit specified in the Communications Act. To comply with the amount of indirect foreign ownership approved by the FCC, we must monitor the extent to which our stock is owned or voted by non-U.S. citizens. The foreign ownership restrictions limit our ability to be owned by non-U.S. citizens absent prior FCC approval. Exceeding the amount of foreign ownership approved by the FCC in the September 2006 decision without securing prior approval from the FCC may subject MSV to fines, forfeitures, or revocation of our FCC licenses. In March 2007, we filed a Petition for Declaratory Ruling with the FCC seeking approval for MSV’s level of indirect foreign ownership. In October 2007, we provided additional information in response to the FCC’s request for further ownership information regarding certain investors. On November 6 and 26, 2007, we amended that filing. On January 25 and 29, 2008, we further amended our filing to provide updated ownership information and to respond to informal staff requests. On January 11, 2008, Harbinger tendered a petition to the FCC seeking expedited action on a declaratory ruling to permit Harbinger to raise their interest in the Company through open market share acquisitions to a level in excess of that previously approved by the FCC. That petition was amended on January 16, 2008, and MSV and the Company joined in the petition in a further amendment submitted on January 17, 2008. On January 29, 2008, Harbinger tendered to the FCC a petition seeking permanent authority to make the level of acquisitions specified in their January 11 petition. On March 7, 2008, the FCC issued an order granting the March 2007 and January 11, 2008 petitions. The grant of those petitions was without prejudice to any enforcement action by the FCC for the Company’s possible non-compliance with the foreign ownership rules prior to the grant. The FCC did not act on Harbinger’s January 29, 2008 request for permanent authority. We cannot predict when the FCC will do so or whether it will grant the request. There is also no assurance that foreign persons or entities have not acquired or will not acquire additional shares in the Company that may result in our exceeding the level of foreign ownership approved by the FCC.

Harbinger and its affiliates beneficially own a majority of our shares of voting common stock and, as a result, the trading price for our common stock may be depressed.

          As of April 9, 2008, Harbinger and its affiliates collectively owned an aggregate of 17,098,565 shares of our voting common stock, representing approximately 49.9 percent of our outstanding common stock. In addition, as of April 9, 2008, Harbinger had the right to acquire (i) an additional 442,825 shares of voting common stock, which shares are being held in escrow pursuant to the terms of Harbinger’s agreement with the Apollo Stockholders, and (ii) an aggregate of approximately 12.4 million shares of voting common stock upon exercise of warrants. Harbinger and its affiliates also beneficially own an aggregate of 20,580,940 shares of our non-voting common stock. Harbinger also owns a significant interest in TerreStar Corporation, and therefore may acquire a substantial number of additional shares of our voting common stock upon TerreStar Corporation’s completion of its distribution to stockholders of approximately 25.5 million shares of our common stock held by TerreStar Corporation.

      Harbinger and its affiliates can take actions that may be adverse to the interests of other investors.

          The significant concentration of ownership of our stock by Harbinger and its affiliates may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Harbinger and its affiliates have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, amendment of our certificate of incorporation, and any proposed merger, consolidation or sale of all or substantially all of our assets. In light of the foregoing, Harbinger can significantly influence the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to investors. There can be no assurance that the interests of Harbinger are aligned with other holders of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

                  On May 5, 2008, the Company and MSV entered into new employment agreements with each of Alexander H. Good and Scott Macleod. The new agreements supercede and replace Messrs. Good’s and Macleod’s prior employment agreements and change of control agreements with MSV. A description of these new agreements is set forth below.

                  Mr. Good

                  Under Mr. Good’s new employment agreement, he is employed as the Company’s Chief Executive Officer, President and Chairman, as well as Chief Executive Officer and President of MSV and Vice Chairman of MSV. In addition, during his term of employment, the Company and MSV are required to nominate Mr. Good for election to their respective Boards of Directors. Mr. Good’s employment agreement has a three-year term and renews on a day-by-day, continuous basis. However, the remaining term may be modified upon a majority vote of the Boards of Directors of the Company and MSV to be a three-year fixed term with automatic two-year renewals unless either party gives written notice at least 24 months prior to the term’s expiration that the term will not be extended.

                  Mr. Good’s annual base salary under his employment agreement is $625,200, and he is entitled to an annual bonus payment equal to 100% of his base salary. The Boards of the Company and MSV may, however, elect to pay a bonus to Mr. Good that is less than 100% of base salary if the boards determine that Mr. Good failed to satisfactorily perform objectives mutually agreed upon by him and the Compensation Committee, and, in some circumstances, giving Mr. Good a reasonable period of time to cure such failure. The Boards of the Company and MSV may also approve a bonus in an amount greater than 100% of base salary if Mr. Good exceeds the Board’s expectations of his performance. The agreement also provides that the Company and MSV will maintain life insurance for Mr. Good in an amount equal to two times his annual base salary and accident/long-term disability insurance at a level equal to 50% of his base salary.

                  Upon termination of Mr. Good’s employment without Cause (as defined below) or upon Mr. Good’s termination of his employment for Good Reason (as defined below), Mr. Good will be entitled to the following:

•	a lump sum payment equal to two times the sum of his annual base salary and bonus at 100% of base salary;

•	a pro rata bonus payment (at 100% of base salary) for the portion of the current year worked;

•	continued coverage, at the levels then in effect, under the Company’s health care plans (or equivalent payments to cover Mr. Good’s COBRA premiums) for two years after termination;

•	continued payment of life and accident/long-term disability insurance, at the levels then in effect, for two years after termination;

•	payment of all accrued but unpaid payments and benefits; and

•	accelerated vesting of all Company and MSV options and restricted stock and continued ability to exercise options through the options’ original expiration date.

                  Mr. Good’s employment may not be terminated for Good Reason unless he provides the Company and MSV with written notice stating the basis of such termination and the Company and MSV fail to cure the action or inaction constituting such basis within 30 days after receipt of such notice.

                  For purposes of Mr. Good’s employment agreement, the term “Cause” means:

         (a) the willful and continued failure of the executive to substantially perform his duties with the Company and MSV (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the executive by the Boards of the Company and MSV GP which specifically identifies the manner in which the Board believes that the executive has not substantially performed his duties;

(b) the willful engaging by the executive in gross misconduct which is materially and demonstrably injurious to the Company or MSV;

(c) material breach of fiduciary duty to the Company or MSV that results in personal profit to the executive at the expense of the Company or MSV; or

         (d) the executive is convicted of or pleads nolo contendre to a state or Federal felony, or the executive willfully violates any law, rule or regulation (other than traffic violations, misdemeanors or similar offenses) or cease-and-desist order, court order, judgment or supervisory agreement, which violation is materially and demonstrably injurious to the Company or MSV.

For purposes of Mr. Good’s employment agreement, the term “Good Reason” means:

         (a) a material diminution in the executive’s duties inconsistent with the executive’s position (including status, offices, titles and reporting requirements), authority, duties or responsibilities contemplated by the employment agreement, or any other action by the Company or MSV which results in a material diminution in any respect in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith that is remedied by the Company or MSV promptly after receipt of notice thereof given by the executive;

(b) a change in the executive’s reporting from solely and directly to the Boards of the Company and MSV;

(c) a material reduction in annual base salary or a material reduction in annual bonus from the existing level of 100% of base salary;

(d) the Company or MSV requiring the executive to be based at any office more than 25 miles from the executive’s current office in Reston, VA;

         (e) a material diminution in the executive’s benefits as a result of the failure by the Company or MSV (i) to continue in effect any compensation plan in which the executive participates that is material to the executive’s total compensation, unless he has been offered participation in an economically equivalent compensation arrangement or (ii) to continue the executive’s participation in any such compensation plan on a basis not materially less favorable, both in terms of the amount of compensation provided and the level of the executive’s participation relative to other participants, than existed prior to such failure;

(f) the material failure by the Company or MSV to continue to provide the executive with benefits substantially similar to those enjoyed by the executive under any of the Company’s or MSV’s pension, life insurance, medical, health and accident, disability or other welfare plans in which the executive was participating immediately prior to such failure; or

(g) a material breach by the Company or MSV of the employment agreement.

                 Mr. Good’s employment agreement provides that, immediately prior to a change in control (as defined below), the vesting of all Company and MSV options and restricted stock will be accelerated and, in the case of stock options, shall remain exercisable for their respective original terms.

For purposes of Mr. Good’s employment agreement, the term “change in control” means any of the following:

         (a) any person or group of persons (as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934), but other than Harbinger Capital Partners or affiliated funds of Harbinger Capital Partners, together with its affiliates, excluding employee benefit plans, is or becomes, directly or indirectly, the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) of securities of the Company or MSV representing 40% or more of the combined voting power of the Company’s or MSV’s then outstanding securities;

         (b) the dissolution or liquidation of MSV or a merger, consolidation, or reorganization of the Company or MSV with one or more other entities in which the Company or MSV is not the surviving entity, or the sale of substantially all of the assets of the Company or MSV to another person or entity (excluding a merger of MSV into the Company);

         (c) any transaction (including without limitation a merger or reorganization in which the Company or MSV is the surviving entity) which results in any person or entity (other than Harbinger Capital Partners or affiliated funds of Harbinger Capital Partners) owning more than 50% of the combined voting power of all classes of securities of the Company or MSV;

         (d) in instances where Harbinger Capital Partners or affiliated funds of Harbinger Capital Partners own or control more than 50% of the combined voting power of all classes of securities of the Company or MSV, any transaction which results in a third party owning or controlling more than 50% of Harbinger Capital Partners’ or affiliated funds of Harbinger Capital Partners’ combined voting power of all classes of securities in the Company or MSV; and

         (d) individuals who at the beginning of any two-year period constitute the Board of Directors of the Company or MSV GP, plus new directors whose election or nomination for election by the Company’s stockholders or MSV’s partners is approved by a vote of at least two-thirds of the directors of the Company or MSV GP still in office who were directors at the beginning of such two-year period, cease for any reason during such two-year period to constitute at least two-thirds of the members of the applicable Board.

                  A change in control does not include (i) an initial public offering by MSV or any successor thereto, (ii) the consummation of the conversion of MSV or its business into a corporation or (iii) any transaction resulting in SkyTerra’s ownership in MSV increasing.

                  Mr. Good’s employment agreement requires the Company and MSV to make a “gross-up” payment to Mr. Good in an amount necessary to cover any excise tax imposed under Section 4999 of the Internal Revenue Code on payments to Mr. Good in the event of a change in control or if any other payments or benefits payable to Mr. Good under the employment agreement or otherwise are subject to such excise tax.

Mr. Macleod

Under Mr. Macleod’s new employment agreement, he is employed as the Chief Financial Officer of the Company and MSV. Mr. Macleod’s employment agreement has a three-year term and renews on a day-by-day, continuous basis. However, the remaining term may be modified upon a majority vote of the Boards of Directors of the Company and MSV to be a three-year fixed term with automatic one-year renewals unless either party gives written notice at least 12 months prior to the term’s expiration that the term will not be extended.

                  Mr. Macleod’s annual base salary under his employment agreement is $390,750, and he is entitled to an annual bonus payment equal to 75% of his base salary. The Boards of the Company and MSV may, however, elect to pay a bonus to Mr. Macleod that is less than 75% of base salary if the boards determine that Mr. Macleod failed to satisfactorily perform objectives mutually agreed upon by him and the Compensation Committee, and, in some circumstances, giving Mr. Macleod a reasonable period of time to cure such failure. The Boards of the Company and MSV may also approve a bonus in an amount greater than 75% of base salary if Mr. Macleod exceeds the Board’s expectations of his performance. The agreement also provides that the Company and MSV will maintain life insurance for Mr. Macleod in an amount equal to two times his annual base salary and accident/long-term disability insurance at a level equal to 50% of his base salary.

                  Upon termination of Mr. Macleod’s employment without Cause (as defined above in the description of Mr. Good’s agreement) or upon Mr. Macleod’s termination of his employment for Good Reason (as defined below), Mr. Macleod will be entitled to the following:

•	a lump sum payment equal to the sum of his annual base salary and bonus at 75% of base salary;

•	a pro rata bonus payment (at 75% of base salary) for the portion of the current year worked;

•	continued coverage, at the levels then in effect, under the Company’s health care plans (or equivalent payments to cover Mr. Macleod’s COBRA premiums) for one year after termination;

•	continued payment of life and accident/long-term disability insurance, at the levels then in effect, for one year after termination;

•	payment of all accrued but unpaid payments and benefits; and

•	accelerated vesting of all Company and MSV options and restricted stock and continued ability to exercise options through the options’ original expiration date.

                  Mr. Macleod’s employment may not be terminated for Good Reason unless he provides the Company and MSV with written notice stating the basis of such termination and the Company and MSV fail to cure the action or inaction constituting such basis within 30 days after receipt of such notice.

                  For purposes of Mr. Macleod’s employment agreement, the term “Good Reason” has the same meaning as described above for Mr. Good under his employment agreement, except that clause (b) in such definition refers to a change in the executive’s reporting from solely and directly to Mr. Good (other than by reason of Mr. Good’s voluntary termination, termination due to death or disability, or termination for Cause).

                  Mr. Macleod’s employment agreement provides that, immediately prior to a change in control (as defined above in the description of Mr. Good’s agreement), the vesting of all Company and MSV options and restricted stock will be accelerated and, in the case of stock options, shall remain exercisable for their respective original terms.

                  Mr. Macleod’s employment agreement requires the Company and MSV to make a “gross-up” payment to Mr. Macleod in an amount necessary to cover any excise tax imposed under Section 4999 of the Internal Revenue Code on payments to Mr. Macleod in the event of a change in control or if any other payments or benefits payable to Mr. Macleod under the employment agreement or otherwise are subject to such excise tax.

                  Restricted Stock Awards

                  Messrs. Good’s and Macleod’s new employment agreements provide that the Company will grant them 600,000 and 400,000 shares, respectively, of restricted stock. Each award will vest in three equal, annual tranches beginning January 1, 2009.

Item 6.	Exhibits

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

Date: May 5, 2008	By:	/s/ Alexander H. Good

Alexander H. Good
Chief Executive Officer and President

Date: May 5, 2008	By:	/s/ Scott Macleod

Scott Macleod
Executive Vice President
and Chief Financial Officer