Form 10-Q
period 2008-06-30
SKYTERRA COMMUNICATIONS INC
filed 2008-08-05
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008 there were 35,302,663 shares of the Company’s voting common stock and 72,612,414 shares of the Company’s non-voting common stock outstanding.

SKYTERRA COMMUNICATIONS, INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Services and related revenues	$7,427	$6,799	$14,542	$13,492
Equipment sales	1,162	1,097	2,384	2,284
Other revenues	219	274	475	496
Total revenues	8,808	8,170	17,401	16,272
Operating expenses:
Cost of equipment sold	928	892	1,902	1,873
Operations and cost of services (exclusive of depreciation and amortization)	6,945	5,850	13,608	11,303
Sales and marketing	2,100	2,070	4,743	3,087
Research and development (exclusive of depreciation and amortization)	3,147	2,132	7,254	4,207
General and administrative	8,318	6,773	15,895	14,463
Depreciation and amortization	8,196	7,588	16,278	13,934
Total operating expenses	29,634	25,305	59,680	48,867
Operating loss	(20,826)	(17,135)	(42,279)	(32,595)
Other income (expense):
Interest income	1,726	4,984	4,948	10,832
Interest expense	(9,632)	(10,557)	(21,347)	(22,685)
Impairment of investment in TerreStar Networks	(8,441)	—	(16,794)	—
Other income, net	199	237	862	369
Loss before income taxes	(36,974)	(22,471)	(74,610)	(44,079)
Income tax benefit (provision) for income taxes	185	(99)	460	(108)
Minority interest	135	766	286	2,566
Net loss	$(36,654)	$(21,804)	$(73,864)	$(41,621)

Basic and diluted loss per common share	$(0.35)	$(0.21)	$(0.70)	$(0.43)
Basic and diluted weighted average common shares outstanding	106,048,484	101,563,156	106,039,281	97,681,212

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$56,303	$127,905
Investments	139,670	97,764
Accounts receivable, net of allowance of $85 and $86, respectively	5,166	4,957
Inventory	1,857	2,531
Other current assets	4,446	3,811
Total current assets	207,442	236,968
Property and equipment, net	579,366	417,052
Intangible assets, net	524,284	539,057
Goodwill	12,135	12,435
Investment in TerreStar Networks	61,306	78,100
Other assets	13,304	11,423
Total assets	$1,397,837	$1,295,035
Liabilities and stockholders’ equity
Current liabilities:
Notes payable, current portion	$816	$15,745
Accrued interest on senior unsecured notes	1,106	—
Accounts payable	3,073	4,189
Accrued expenses	16,547	48,185
Deferred revenue, current portion	3,069	3,319
Taxes payable	—	1,070
Other current liabilities	196	190
Total current liabilities	24,807	72,698
Senior secured discount notes, net	591,361	552,719
Senior unsecured notes, net	134,000	—
Notes payable, net of current portion	54,240	36,302
Deferred revenue, net of current portion	15,736	16,333
Other long term liabilities	762	257
Total liabilities	820,906	678,309
Commitments and contingencies
Minority interest	287	508
Stockholders’ equity (deficit):
Common stock, $0.01 par value. Authorized 200,000,000 shares; 35,302,663 and 34,265,663 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	353	343
Non-voting common stock, $0.01 par value. Authorized 100,000,000 shares; 72,612,414 and 72,614,414 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	726	726
Additional paid-in capital	986,748	952,520
Accumulated other comprehensive loss	(1,803)	(1,855)
Accumulated deficit	(409,380)	(335,516)
Total stockholders’ equity	576,644	616,218
Total liabilities and stockholders’ equity	$1,397,837	$1,295,035

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Non-voting Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2007	34,265,663	$343	72,614,414	$726	$952,520	$(1,855)	$(335,516)	$616,218
Issuance of warrants	—	—	—		27,216	—	—	27,216
Equity-based compensation	1,035,000	10	—	—	7,012	—	—	7,022
Conversion of non-voting to voting common stock	2,000	—	(2,000)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(73,864)	(73,864)
Foreign currency translation adjustment	—	—	—	—	—	52	—	52
Balance, June30, 2008	35,302,663	$353	72,612,414	$726	$986,748	$(1,803)	$(409,380)	$576,644

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008		2007
Operating activities
Net loss	$(73,864)	$	$ (41,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash and working capital items	52,646		30,613
Net cash used in operating activities	(21,218)		(11,008)
Investing activities
Purchase of property and equipment	(129,437)		(142,414)
Restricted cash	(15)		742
Purchase of investments	(171,684)		(202,318)
Maturity of investments	130,804		250,230
Cash acquired in BCE Exchange Transaction	—		37,000
Tax payments related to BCE Exchange Transaction	(29,594)		—
Net cash used in investing activities	(199,926)		(56,760)
Financing activities
Proceeds from issuance of Senior Unsecured Notes and Warrants	150,000		—
Principal payments on notes payable	(466)		(121)
Proceeds from issuance of notes payable	—		1,386
Proceeds from exercise of stock options	—		588
Proceeds from exercise of MSV unit options	65		564
Net cash provided by financing activities	149,599		2,417
Effect of exchange rates on cash and cash equivalents	(57)		(70)
Net decrease in cash and cash equivalents	(71,602)		(65,421)
Cash and cash equivalents, beginning of period	127,905		195,017
Cash and cash equivalents, end of period	$56,303		$129,596
Supplemental information
Cash paid for interest	$1,078		$44
Cash paid for income taxes	$1,027		$891

See accompanying notes.

SkyTerra Communications, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Basis of Presentation

All SkyTerra Communications, Inc. (SkyTerra or the Company) operating and development activity is performed through its 99.3% owned consolidated subsidiary Mobile Satellite Ventures LP (MSV). The Company currently offers a range of mobile satellite services using two geostationary satellites that support the delivery of data, voice, fax and dispatch radio services. The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including internet access and voice services, in the United States and Canada. The Company plans to launch two new satellites, MSV-1 and MSV-2, that will serve as the core of this next generation network. The launch window for MSV-1 is expected to open in the fourth quarter of 2009, and continue through the first quarter of 2010.  The launch of MSV-1 is currently expected to occur in the first quarter of 2010.  The launch of MSV-2 is currently expected to occur in the second half of 2010.MSV and Mobile Satellite Ventures (Canada) Inc. (MSV Canada), a consolidated variable interest entity, are licensed by the United States and Canadian governments, respectively, to operate both current and next generation satellite systems in the L-band spectrum which MSV and MSV Canada have coordinated for their use. MSV holds an ancillary terrestrial component (ATC) authorization that will allow operation of a satellite/terrestrial hybrid network in the United States. Deployment of an ATC network has not yet begun, and development is in process. The Company’s spectrum footprint covers a total population of nearly 330 million.

The Company’s operations are subject to significant risks and uncertainties, including technological, competitive, financial, operational, and regulatory risks associated with the wireless communications business. The Company will require substantial additional capital resources to construct its next generation network.

The Company’s current operating assumptions and projections, which include the committed funding discussed below, and reflect management’s best estimate of future revenue, operating expenses, and capital commitments, indicate that the Company’s current sources of liquidity should be sufficient to fund operations through the third quarter of 2010. The Company’s ability to meet its projections, however, is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate. Although the Company secured committed financing in July 2008, pursuant to an agreement with Harbinger, additional funds will be needed to complete the construction of the next generation network and fund operations. Harbinger may not be required to fund the committed financing under certain circumstances, including upon the occurrence of an event that could be deemed a material adverse change. Pursuant to the terms of the agreement with Harbinger (see Note 10), committed funding of $500 million in total is expected to occur on the following dates:

•	$150 million – January 2009
•	$175 million – April 2009
•	$75 million – July 2009
•	$100 million – January 2010

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, equity, and disclosure of contingencies and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to the valuation of the investment in TerreStar Networks, valuation of intangible assets, the useful lives of long-lived assets, and the valuation of debt and warrants, among others, have a material impact on the financial statements. Actual results and outcomes could differ from these estimates and assumptions.

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

In the event that the amortized cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost, the financial health and business outlook for the investee, and the Company’s intent and ability to hold the investment. If a decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to fair value and included in results of operations.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released FASB Staff Position, (FSP) SFAS 157-2—Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 during the first quarter of 2008, effective January 1, 2008.

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
				Significant Unobservable Inputs (Level 3)

	Balance as of June 30, 2008
					Gains (losses)
Assets:
Cash equivalents	$56,061	$56,061	$—	$—	$—
Investment in TerreStar Networks	61,306	—	61,306	—	(16,794)
Foreign currency contracts	4	4	—	—	4
	$117,371	$56,065	$61,306	$—	$(16,790)

		Fair Value Measurements Recorded during the six months ended June 30, 2008

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
				Significant Unobservable Inputs (Level 3)

	Fair Value at Measurement Date
					Gains (losses)
Liabilities:
Senior unsecured notes	$127,500	$—	$127,500	$—	$—
Warrants	28,261	—	28,261	—	—
	$155,761	$—	$155,761	$—	$—

The Company accounted for the issuance of warrants, which were associated with the senior unsecured notes, in accordance with Accounting Principles Board Opinion (APB) No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, whereby the Company separately measured the fair value of the senior unsecured notes and the warrants and allocated the total proceeds of $150 million on a pro-rata basis to each. Based on these fair value determinations the allocation of the proceeds to the senior unsecured notes and warrants was $122.8 million and $27.2 million, respectively, on the date of close of January 7, 2008 (see Note 4).

Investment in TerreStar Networks

The Company owns 11.1% of TerreStar Networks (a consolidated subsidiary of TerreStar Corporation) that it accounts for under the cost method. The Company evaluates impairment of such investments in accordance with Emerging Issues Task Force 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Accordingly, the Company considers both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as its intent and ability to hold investments that may have become temporarily or otherwise impaired. During the three and six months ended June 30, 2008, the observable quoted market price of TerreStar Corporation common stock decreased. The decline in TerreStar Corporation’s stock price indicated there may have been a decline in the fair value of the Company’s investment in TerreStar Networks.

Upon the adoption of SFAS No. 157, the Company evaluated the various methods under which it had previously estimated the fair value of its investment in TerreStar Networks. Based on this assessment, the Company determined that its market based valuation approach (TerreStar Corporation Market Method) that utilizes observable quoted market inputs (Level 1 inputs under SFAS No. 157) and observable other than quoted market inputs (Level 2 inputs under SFAS No. 157), was at a higher level of the fair value hierarchy than other methods it had previously utilized. Accordingly, the Company used the TerreStar Corporation Market Method to perform its assessment of impairment of the investment in TerreStar Networks at both March 31, 2008 and June 30, 2008.

At June 30, 2008, and March 31, 2008, the investment in TerreStar Networks valued under the TerreStar Corporation Market Method was $61.3 million and $69.7 million, respectively. Based on this valuation, the Company determined that the TerreStar Networks investment had become other than temporarily impaired at each balance sheet date. The investment was written down to $69.7 million and $61.3 million at March 31, and June 30, 2008, respectively, resulting in a charge of $8.4 million and $16.8 million during the three and six months ended June 30, 2008, respectively. There is no assurance that the proceeds from the ultimate disposition of this asset, if any, will be equal to or greater than the $61.3 million carrying amount recorded as of June 30, 2008.

The trading value of TerreStar Corporation common stock has continued to decline subsequent to June 30, 2008. The Company will evaluate the effect of the decline on the value of its investment in TerreStar Networks to determine if such decline is other-than-temporary in the third quarter of 2008.

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

Capitalized Interest

Interest associated with the construction of the Company’s next generation satellites, launch rockets, and ground stations has been capitalized. Total and capitalized interest are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007
Capitalized interest	$16,498	$6,829	$30,681	$11,294
Interest expense	9,632	10,557	21,347	22,685
Total interest	$26,130	$17,386	$52,028	$33,979

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded against deferred tax assets when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in evaluating whether it is more likely than not that deferred tax assets will be realized. A valuation allowance has been recorded against substantially all of the Company’s deferred tax assets. The Company has recorded a deferred tax asset for MSV Canada. MSV Canada intends to carryback losses expected in the current and in future years to obtain refunds of taxes paid in prior years.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position or results of operations. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements for any period through June 30, 2008. The Company’s policy is to recognize interest and penalties on its income tax matters in the income tax provision.

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

Other Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended June 30, 2008 and 2007, comprehensive loss was $36.6 million and $19.7 million, respectively. For the six months ended June 30, 2008 and 2007, comprehensive loss was $73.8 million and $41.9 million, respectively. The difference between net loss and comprehensive loss is due to foreign currency translation adjustments.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to the common shareholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted loss per common share reflects the potential dilution for the exercise or conversion of securities into common stock. For the three and six months ended June 30, 2008 and 2007, options, warrants, and unvested restricted stock of 15,960,395, and 5,145,821, respectively were excluded from the computation of diluted net loss per common shares as the effect would have been anti-dilutive.

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

3. Acquisition of Minority Interests

On January 5, 2007, the Company acquired additional equity interests in MSV from BCE Inc. (BCE) (the BCE Exchange Transaction). On February 12, 2007 and November 30, 2007 the Company acquired additional equity interests in MSV from TerreStar Corporation. These transactions were accounted for under the purchase method of accounting and are described more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The following unaudited pro forma information is presented as if the Company had completed all the above transactions as of January 1, 2007. The pro forma information is not necessarily indicative of what the results of operations would have been had the transactions taken place at such date or of the future results of operations (in thousands except per share information):

	Three months ended June 30, 2007	Six months ended June 30, 2007
Pro forma revenues, unaudited	$8,170	$16,272
Pro forma depreciation and amortization, unaudited	7,834	15,788
Pro forma operating loss, unaudited	(17,381)	(34,449)
Pro forma net loss, unaudited	(22,754)	(45,895)
Pro forma net loss per share – basic and diluted, unaudited	$(0.21)	$(0.43)

 4. Debt

Debt consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Senior secured discount notes, net	$591,361	$552,719
Senior unsecured notes, net	134,000	—
Vendor note payable	54,240	50,765
Note payable	725	1,058
Note payable due to Telesat Canada	91	224
	780,417	604,766
Less: Current portion	(816)	(15,745)
Total debt	$779,601	$589,021

Senior Secured Discount Notes

In March 2006, MSV issued Senior Secured Discount Notes in an aggregate principal amount of $750 million due at maturity, generating gross proceeds of $436.2 million. Interest on the notes accretes from the issue date at a rate of 14% per annum, until they reach full principal amount at April 1, 2010. Following April 1, 2010, interest will be payable semi-annually in arrears in cash at a rate of 14% per annum, with the first such payment being due on October 1, 2010. The Senior Secured Discount Notes will mature on April 1, 2013.

The Senior Secured Discount Notes are secured by substantially all of MSV’s assets. Upon the occurrence of certain change of control events, each holder of Senior Secured Discount Notes may require the Issuers to repurchase all or a portion of its Senior Secured Discount Notes at a price of 101% of the accreted value, plus, after April 1, 2010, accrued interest. In April 2008, the beneficial owners of a majority in aggregate principal amount at maturity of the Senior Secured Discount Notes irrevocably waived compliance with any and all provisions of the Senior Secured Discount Notes that would, but for such waivers, require MSV to offer to repurchase or to repurchase any of the Senior Secured Discount Notes as the result of a change of control caused by the acquisition of beneficial ownership of voting or nonvoting common stock of SkyTerra by Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund L.P., Harbinger Capital Partners Fund I, L.P. (together Harbinger), or any of their affiliates (see Note 10). Such waivers do not apply to any change of control other than a change of control involving Harbinger or its affiliates.

The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of the Company’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. MSV may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided it maintains a leverage ratio (as defined) of 6 to 1. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Secured Discount Notes as of June 30, 2008.

Senior Unsecured Notes

On January 7, 2008, Harbinger purchased $150 million of MSV’s Senior Unsecured Notes due 2013 (the Senior Unsecured Notes) and ten year warrants to purchase 9.1 million shares of the Company’s common stock, with an exercise price of $10 per share. The Senior Unsecured Notes bear interest at a rate of 16.5%, payable in cash or in-kind, at MSV’s option, until December 15, 2011, and thereafter payable in cash. The Senior Unsecured Notes mature on May 1, 2013.

The Company accounted for the issuance of the warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, whereby the Company separately measured the fair value of the Senior Unsecured Notes and the warrants and allocated the total proceeds of $150 million on a pro-rata basis to each. The proceeds allocated to the warrants were credited to paid-in capital and the resulting discount from the face value of the Senior Unsecured Notes is amortized using the effective interest rate method over the term of the Senior Unsecured Notes. The fair value of the Senior Unsecured Notes of $127.5 million was estimated based on then-current yields of comparable securities (Level 2 inputs under SFAS No. 157). The fair value of the warrants of $28.3 million was estimated using the Black-Scholes option pricing model and the following assumptions: expected volatility of 58.4%, term of 10 years, risk free interest rate of 4.2%, and no dividend yield. Based on these fair value determinations, the allocation of the proceeds to the Senior Unsecured Notes and the warrants was $122.8 million and $27.2 million, respectively.

In June 2008, the Company made its scheduled interest payment on the Senior Unsecured Notes through the issuance of $10.9 million of additional Senior Unsecured Notes, which are included in the balance of Senior Unsecured Notes in the balance sheet as of June 30, 2008.

The Securities Purchase Agreement governing the Senior Unsecured Notes grants to Harbinger the right of first negotiation to discuss the issuance of additional equity securities by the Company in private placement financing transactions. Should the Company and Harbinger not agree on the terms for such a transaction, Harbinger has the right to maintain their percentage ownership interest through pro rata purchases of shares of common stock in issuances to third parties, subject to a number of exceptions. The Senior Unsecured Notes have subsidiary guarantees and covenants similar to those contained in the Senior Secured Discount Notes, with such modifications as appropriate to reflect the financial terms of the Senior Unsecured Notes. The Securities Purchase Agreement also contains more restrictive covenants regarding mergers, consolidation and transfer of assets and restricted payments. The more restrictive covenants, the right of first negotiation and the pre-emptive rights expire once Harbinger and their affiliates beneficially own less than 5% of the outstanding common stock of the Company or, if earlier, on December 31, 2011.

The terms of the Senior Unsecured Notes require MSV to comply with certain covenants that restrict some of MSV’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Unsecured Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Unsecured Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Unsecured Notes as of June 30, 2008.

Notes Payable – Vendor

MSV has financed $54.2 million of satellite vendor payments with secured vendor notes payable (Notes Payable - Vendor) that bear interest of LIBOR plus 400 basis points plus a 2% administrative fee. The Notes Payable - Vendor are secured by the satellites under construction. On July 3, 2008, MSV and Boeing entered into an agreement that amended the terms of the Notes Payable - Vendor along with other terms of the related satellite system procurement contract (See Note 6 “Boeing Contract”). The amendment provides that existing Notes Payable – Vendor will be due and payable upon the earlier of December 20, 2010 or ten days prior to shipment of the MSV-2 satellite, currently planned for the second half of 2010.

Prior to the amendment, MSV was to have begun repayment of the Notes Payable - Vendor within one month of reaching the maximum available deferrals, previously estimated to occur in the fourth quarter of 2008, with final payment in the first quarter of 2010. As the contract amendment was consummated prior to the issuance of the Company’s June 30, 2008 financial statements, all Notes Payable - Vendor that previously had been expected to be repaid within one year of June 30, 2008, prior to the amendment, have been classified as long-term pursuant to Statement of Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, in the accompanying balance sheet as of June 30, 2008.

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

Remaining future minimum payments as of June 30, 2008 related to the Company’s debt agreements, described above, are as follows for the years ended December 31 (in thousands):

2008	$15,729
2009	34,416
2010	146,108
2011	146,380
2012	151,251
Thereafter	980,084
Total future payments	1,473,968
Less: interest	(507,980)
Principal portion	$965,988

5. Equity Based Compensation Plans

SkyTerra Equity-Based Compensation Plans

SkyTerra maintains a long-term incentive plan, a nonqualified stock option plan, and an equity incentive plan, that allows for the granting of options and other equity-based awards. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. The expected term of option awards has been calculated as the midpoint between the vesting date and the end of the contractual term of the option as historical data for SkyTerra is not sufficient for purposes of estimating the expected term of new grants. The risk-free rate is based on U.S. Treasury yields for securities with similar terms. Volatility is calculated based on the trading prices of SkyTerra common stock.

Assumptions used in determining the fair value of SkyTerra options:

Six months ended June 30, 2008
Expected volatility	58%-60%
Expected term (years)	6
Expected dividends	0%
Risk free rate	2.6%-3.3%

As of June 30, 2008, the Company has outstanding awards of 1,860,000 restricted shares of common stock to executives and board members. Certain of those restricted shares contain vesting based on market conditions. The fair value of the restricted stock grants containing market conditions and deemed service periods were estimated using a Monte Carlo simulation model. The total equity-based compensation expense related to the SkyTerra equity awards recognized during the six months ended June 30, 2008 and 2007 was $3.0 million and $2.5 million, respectively, and $1.9 million and $1.3 million for the three months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the total unrecognized compensation related to SkyTerra equity-based compensation is $11.8 million, which is expected to be recognized over a weighted-average period of 2.0 years.

On February 22, 2008 the Boards of Directors of the Company and MSV GP approved a modification of certain outstanding options to purchase the Company’s common stock and MSV’s Limited Investor Units, respectively, that decreased the exercise prices of certain options to an exercise price equal to the current fair market value of the underlying common stock and Limited Investor Units, respectively. As a result of this modification the Company recorded $0.2 and $2.2 million of additional compensation expense in the three and six months ended June 30, 2008, respectively, of which $0.2 million and $2.1 million, respectively, related to the modification of options to purchase Limited Investor Units. This modification will result in the recognition of additional compensation expense in future periods totaling $1.0 million related to unvested options, of which $0.9 million relates to the modification of options to purchase Limited Investor Units, and $0.1 million relates to SkyTerra options.

During the three months ended June 30, 2008 the Company made grants of equity based compensation in the form of restricted shares and options to certain executives and members of the Board of Directors. On May 5, 2008, the Company and MSV entered into new employment agreements with its Alexander H. Good, Chief Executive Officer and President and Scott Macleod, Executive Vice President and Chief Financial Officer. In connection with the new employment agreements Messrs. Good and Macleod were granted 600,000 and 400,000 shares of restricted stock of the Company, respectively. During the three months ended June 30, 2008 the Company recognized $0.5 million in compensation expense related to these awards.

During the three months ended June 30, 2008 the Company made grants of 120,000 options and 135,000 restricted shares to certain members of the Board of Directors. During the three months ended June 30, 2008 the Company recognized $0.4 million in compensation expense related to these awards.

On March 14, 2008, the Company commenced an exchange offer (the Exchange Offer) to all current MSV option holders to grant them new options under the Company’s Stock Option Plan in exchange for surrender and termination of their MSV options. In accordance with the terms of the Exchange Offer, all participating option holders would receive options in the Company’s plan at a ratio of 2.82 SkyTerra options for each MSV option terminated, with an exercise price equal to the exercise price of the MSV options terminated divided by 2.82. Sale of all shares subject to the options received upon exchange is subject to restrictions until May 1, 2010, with certain exceptions described in the Exchange Offer that could result in earlier termination of the restrictions. The Exchange Offer is currently scheduled to close on August 6, 2008. While the Company intends to complete the Exchange Offer, there is no guarantee that it will be completed, it is uncertain what percentage of the MSV option holders will elect to participate, and what the final terms of the Exchange Offer may be.

MSV Unit Option Incentive Plan

MSV maintains a unit option incentive plan (MSV Unit Option Incentive Plan), that allows for the granting of options and other unit based awards to employees and directors upon approval by MSV’s Board of Directors. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. The expected term of option awards has been calculated as the midpoint between the vesting date and the end of the contractual term of the option as historical data for MSV is not sufficient for purposes of estimating the expected term of new grants. The risk-free rate is based on U.S. Treasury yields for securities with similar terms. Volatility is calculated based on the trading prices of SkyTerra common stock.

The fair value of Limited Investor Units underlying the equity-based awards is an input to the determination of the fair value of equity-based awards. The Company utilized a market approach to estimate the fair value of Limited Investor Units at each date on which equity-based awards were granted, based on the observable trading stock price of SkyTerra common stock, adjusted to account for differences in volatility and liquidity. Beginning in 2008, MSV used a 2.82 exchange ratio between the observable market trading price of SkyTerra and MSV, to value a Limited Investor Unit.

Assumptions used in determining the fair value of MSV unit options:

	Six months ended June 30,
	2008	2007
Expected volatility	58%-59%	53%-56%
Expected term (years)	6	6
Expected dividends	0%	0%
Risk free rate	2.1%-3.3%	4.1%-5.2%

The Company recognizes compensation expense on a straight-line basis over the requisite service period. The total equity-based compensation expense related to the MSV Unit Option Incentive Plan recognized during the six months ended June 30, 2008 and 2007 was $4.3 million and $1.3 million, respectively, and $1.1 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively. The total equity-based compensation capitalized as system under construction related to the MSV Unit Option Incentive Plan during the six months ended June 30, 2008 and 2007 was $0.3 million and $0.2 million, respectively. As of June 30, 2008, the total unrecognized compensation related to MSV equity-based compensation was $4.6 million, which will be recognized over a weighted-average period of 1.1 years.

6. Commitments and Contingencies

Boeing Contract

MSV has a fixed price contract with Boeing Satellite Systems, Inc. (Boeing) for the comprehensive design, development, construction, manufacturing, testing, and installation of a space-based next generation network, providing satellite launch support and other services related to mission operations and system training. The Company is constructing two satellites under this contract: MSV-1 and MSV-2. Each satellite is contracted to have a mission life of 15 years with performance incentives to be paid, if earned, upon reaching milestones during their operating life. Boeing has a first lien on each satellite and related work until title and risk of loss transfers to the Company upon launch.

On July 3, 2008, MSV entered into an agreement with Boeing to amend its existing contract with respect to its satellite system procurement. The amendment provides MSV with an additional $40 million of construction payment deferrals on the second satellite under the contract, with an interest rate of LIBOR plus 400 basis points. The original construction payment deferral was in the amount of $76 million. The amendment provides that the original deferrals and the additional deferrals associated with the construction payments will be due and payable upon the earlier of December 20, 2010 or ten days prior to shipment of the MSV-2 satellite, currently planned for the second half of 2010. Prior to the amendment, MSV was to have begun repayment of the original $76 million construction deferrals within one month of reaching the maximum available deferrals, previously estimated to occur in the fourth quarter of 2008, with final payment in the first quarter of 2010.

In exchange for the additional deferrals and deferral extension date, SkyTerra will issue Boeing warrants exercisable for 626,002 shares of SkyTerra voting common stock with an exercise price of $10 per share, subject to certain anti-dilution adjustments, with an exercise period of 10 years, vesting on a proportional basis consistent with the drawdown against the additional deferral amounts. In addition, the delivery date for the MSV-2 satellite was extended by four months, to July 11, 2010, which is within the regulatory license milestone requirements. Finally, MSV agreed that in the event any liquidated damages would be due and payable by Boeing for late delivery of either satellite system, $19 million of any such liquidated damages that would have been earned back by Boeing over a more extended period, would be accelerated and able to be earned back by Boeing over a period of two and one-half years.

If MSV were to elect to terminate the Boeing contract, the Company would be subject to termination charges, including repayment of outstanding payment deferrals, ranging from $190 million to $250 million, declining in mid-2009. Partial termination charges would range from $93 million to $117 million. Future minimum contractual payments exclude all potential performance incentives (which could total a maximum of $96.7 million), interest payments on performance incentives, deferred construction payments, and options.

Launch Contracts

In May 2007, MSV entered into fixed price contracts with ILS International Launch Services, Inc. and Sea Launch Company, LLC to launch the next generation satellites. The launch window for MSV-1 is expected to open in the fourth quarter of 2009, and continue through the first quarter of 2010.  The launch of MSV-1 is currently expected to occur in the first quarter of 2010.  The launch of MSV-2 is currently expected to occur in the second half of 2010. The aggregate cost for these services is $174.8 million. MSV may incur liquidated damages if the contracts are terminated by the Company. If MSV were to terminate the contracts prior to September 2008, the maximum damages would be $8.9 million, in addition to amounts paid to date. If MSV were to terminate the contracts after March 2009 it would not be obligated to make additional payments, and would receive back only a portion of its previously made payments. Through June 30, 2008, the Company has made payments totaling $17.8 million related to these contracts.

HNS Contract

MSV entered into an agreement with Hughes Network Systems, LLC (HNS), a related party of the Apollo stockholders, which at the time owned a substantial percentage of the Company’s outstanding voting common stock, and currently a related party to Harbinger, to purchase four base transceiver subsystems and air interface technology for a fixed price of $43.0 million. The transceiver subsystems integrate the satellites into the next generation network.

Inmarsat Cooperation Agreement

In December 2007, to further organize large blocks of contiguous spectrum for the use of MSV, SkyTerra, and MSV Canada (together the MSV Parties), the MSV Parties and Inmarsat Global Limited (Inmarsat) entered into a Cooperation Agreement relating to the use of L-band spectrum for mobile satellite and ATC services in North America. The Cooperation Agreement addresses a number of regulatory, technology and spectrum coordination matters involving L-band spectrum.

Upon receipt of an investment of $100 million in MSV by a third party for general corporate purposes and election by the MSV Parties to trigger certain provisions, the MSV Parties will be able to expand their trials and deployments to a broadband ATC trial using wider spectrum bandwidths, on a specific designation of combined Inmarsat and MSV spectrum in a pre-agreed market. Simultaneously upon the election by the MSV Parties regarding such an investment, the Company is required to issue to Inmarsat $31.3 million of the Company’s common stock, valued in accordance with terms of the agreement.

Upon the occurrence of certain events, including regulatory approvals and coordination among other L-band operators, MSV and MSV Canada, would, over time, have the potential for coordinated access for up to 2 x 23 MHz (including large blocks of contiguous channels) through several phases.

Upon the occurrence of certain events, until September 1, 2011, the MSV Parties have the option (the Phase 1 Option), subject to certain conditions, to effect a transition to a modified band plan within an 18 to 30 month period. Such transition will include modification of certain of Inmarsat’s network and end user devises and a shift in frequencies between the MSV Parties and Inmarsat which would lead to additional spectrum contiguity and more relaxed operating rules for the Company. Over the transition period, the MSV Parties will be required to make payments to Inmarsat of $250 million in cash. Upon the commencement of Phase 1, the Company will issue to Inmarsat a number of shares of the Company’s common stock having a value of $31.3 million, valued in accordance with terms of the agreement. In accordance with the terms of the agreement, Inmarsat and the MSV Parties are in discussions as to whether the closing of the Senior Unsecured Notes will be designated by the MSV Parties as a triggering investment and, if so, what the valuation of the Company’s common stock would be in connection with the required stock issuance. Upon the completion of the transition of the spectrum in Phase 1, the Company will issue to Inmarsat a number of shares of the Company’s common stock having a value of $56.3 million based on the average closing price of the Company’s common stock for the prior forty five (45)-trading day period. The MSV Parties have the option to accelerate the transition timing by accelerating payment to Inmarsat of $50 million that would be credited towards the $250 million in cash payments.

Subsequent to the exercise of the Phase 1 Option, between January 1, 2010 and January 1, 2013, the MSV Parties have the option (the Phase 2 Option) for Inmarsat to modify its North American operations in a manner that will make significant additional spectrum available to MSV at a cost of $115 million per year. If the MSV Parties do not exercise the Phase 2 Option, then between January 1, 2013 and January 1, 2015, Inmarsat would have the option to require the MSV Parties to exercise the Phase 2 Option on the same terms.

In consideration for the operational transition of spectrum to one or more of the band plans described above, the MSV Parties have agreed to allow Inmarsat continued use of loaned spectrum under dispute (subject to a potential dispute resolution process) and an additional loan of a lesser amount of spectrum.

Certain provisions in the Cooperation Agreement are subject to regulatory approvals. On March 26, 2008, the Administrations of Canada, the United Kingdom, and the United States of America exchanged letters accepting in part the Cooperation Agreement and effectively coordinating the current and next-generation satellite networks of the MSV Parties and Inmarsat, and have notified the ITU accordingly. Additional approvals are required, however, before coordination of the satellite networks, under all phases specified in the Cooperation Agreement, will be complete. There can be no assurance that such approvals or other necessary approvals will be received, or that the conditions necessary for the operation of certain other provisions of the Cooperation Agreement will be met.

During the three months ended June 30, 2008 the Company and Inmarsat exchanged certain spectrum rights. The Company has determined that the non-monetary transactions did not result in significant changes to the expected cash flows to the Company, and therefore lack commercial substance as defined in APB No. 29, Accounting for Nonmonetary Transactions.

Leases

Office facility leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. The Company records rent expense using the straight-line method over the term of the lease agreement. MSV has non-cancelable operating leases that expire starting in December 2008.

Other Agreements

In September 2006, a minority stakeholder in SkyTerra’s MSV Investors, LLC subsidiary distributed to its shareholders all of its assets other than its interest in MSV Investors. Such shareholders indemnified the Company for any taxes imposed on the minority stakeholder for any taxable period or portion thereof ending on or prior to September 26, 2006, including all liabilities for taxes relating to the distribution of its assets as described above. On September 26, 2006, such shareholders paid the Company $7.5 million of cash to pay such taxes. To the extent that the tax liability is less than $7.5 million, the Company will refund the difference. If the former shareholders are unable to pay taxes that exceed the $7.5 million, the Company will be required to make such payments. During the third quarter of 2008, the Company is expected to make a refund to the former shareholders.

Prior to the BCE Exchange Transaction, TMI Delaware distributed to BCE and its affiliates all of the assets of TMI Delaware other than its limited partnership interests in MSV and its common stock of MSV GP. Under the terms of the exchange agreement between the Company and BCE, BCE has indemnified the Company for any taxes imposed on TMI Delaware for any taxable period or portion thereof ending on or prior to the closing of the BCE Exchange Transaction, including all liabilities for taxes relating to the distribution of its assets. At closing, BCE transferred $37.0 million of cash to TMI Delaware that the Company will use to pay such taxes. To the extent that the tax liability is less than $37.0 million, the Company will refund to BCE the difference. During the third quarter of 2008, TMI Delaware will file its income tax returns reflecting the BCE Exchange Transaction and it is expected to make a refund to BCE.

In March 2008, MSV entered into an agreement with Telesat Canada for joint operational services for the MSV-1 and MSV-2 satellites, the development of operation and control software, and the provision of telemetry, tracking and control services once the satellites are in designated orbital positions.  Telesat Canada will provide these services through 2025 assuming the satellites reach full mission life. MSV is entitled to delay the start of services for up to one year due to launch delays without any impact to pricing. The Company has a contract with Telesat Canada for the provision of telemetry, tracking and control services to the Company for its existing satellites. Future minimum payments related to these agreements, reflected in the table below as satellite operational services, assume MSV-1 and MSV-2 reach their full mission life.

Future minimum payments related to the Company’s commitments are as follows as of June 30, 2008 for the years ending December 31 (in thousands):

	Leases	Boeing (a)	HNS	Launch Services	Satellite Operational Services	Other	Total
2008	$1,274	$36,104	$8,829	$20,210	$1,667	$5,908	$73,992
2009	2,008	66,380	10,946	98,316	2,884	3,924	184,458
2010	2,194	79,426	—	38,589	1,884	300	122,393
2011	615	—	—	—	1,434	158	2,207
2012	336	—	—	—	1,434	158	1,928
Thereafter	4,661	—	—	—	17,447	1,895	24,003
	$11,088	$181,910	$19,775	$157,115	$26,750	$12,343	$408,981

(a)  Amounts exclude in-orbit incentives, and associated interest. Amounts also exclude payments to Boeing under vendor notes payable, as such amounts are included in the future payments related to debt.

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

7. Income Taxes

SkyTerra and its eligible subsidiaries file a consolidated United States federal income tax return. As a limited partnership, MSV is not subject to income tax. SkyTerra is subject to income tax based on its share of MSV’s income or loss (99.3%). MSV’s Canadian subsidiary and MSV Canada are taxed as corporations in Canada. The Company’s effective tax rate differs from the Federal statutory rate of 34.0%, due primarily to operating losses for which a valuation allowance has been recognized.

As of December 31, 2007, SkyTerra and the consolidated subsidiaries had unused net operating loss (NOL) carryforwards of $112.7 million expiring from 2020 through 2027. Utilization of U.S. NOL carryforwards may be subject to an annual limitation if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code. On or about April 9, 2008, the Company is likely to have had such an ownership change. The Company is in the process of evaluating whether or not a change occurred and what the impact, if any, would be. Due to the Company’s full valuation allowance on its U.S. NOL carryforwards and other deferred tax assets, a limitation would not materially change the Company’s net deferred tax assets. Despite NOL carryforwards, the Company may have a future income tax liability due to alternative minimum tax or state or foreign tax requirements.

8. Related Party Transactions

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

Through common ownership by Harbinger, the Company’s related parties include Inmarsat, TerreStar Corporation, TerreStar Networks and HNS. The Company’s related parties also include LCC International Inc., which is controlled by a former limited partner and former member of MSV GP’s Board of Directors. Certain of MSV’s intellectual property was acquired by assignment from entities controlled by such former limited partner. In certain circumstances where the Company may generate royalties from licensing its ATC intellectual property to third parties, the Company may be required to share a portion of such royalty payments with such former limited partner and related entities. The following tables summarize related party transactions (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007
Income, including management fees	$162	$566	$335	$1,134
Expenses	—	1,257	1,010	1,952
Costs related to system under construction	4,398	4,300	10,913	4,300

	As of June 30, 2008	As of December 31, 2007
Due from related parties	$104	$617
Due to related parties	7,226	247

9. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision makers in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company has three reporting segments: MSV next generation, MSV MSS, and SkyTerra corporate. The MSV next generation segment relates to activities to deploy a next generation satellite system. The MSV MSS segment relates to MSV’s provision of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services using its existing in-orbit satellites. The SkyTerra Corporate segment relates to activities related to the publicly traded holding company. Substantially all of the Company’s recent capital expenditures relate to MSV next generation. Management reviews the assets and financial position of MSV next generation and MSV MSS on a combined basis as a significant portion of the Company’s assets are shared between these segments. Assets are not segregated between these segments, and management does not use asset information by these segments to evaluate segment performance.

The following tables present certain financial information on the Company’s reportable segments for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30, 2008 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$7,427	$7,427	$—	$—	$7,427
Equipment sales	—	1,162	1,162	—	—	1,162
Other revenues	—	219	219	—	—	219
Total revenues	—	8,808	8,808	—	—	8,808
Operating expenses:
Cost of equipment sold	—	928	928	—	—	928
Operations and cost of services (exclusive of depreciation and amortization)	3,022	3,923	6,945	—	—	6,945
Sales and marketing	1,142	958	2,100	—	—	2,100
Research and development (exclusive of depreciation and amortization)	3,147	—	3,147	—	—	3,147
General and administrative	3,807	1,721	5,528	2,790	—	8,318
Depreciation and amortization	7,546	650	8,196	—	—	8,196
Total operating expenses	18,664	8,180	26,844	2,790	—	29,634
Operating profit (loss)	$(18,664)	$628	$(18,036)	$(2,790)	$—	$(20,826)

	Three months ended June 30, 2007 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$6,799	$6,799	$—	$—	$6,799
Equipment sales	—	1,097	1,097	—	—	1,097
Other revenues	—	274	274	—	—	274
Total revenues	—	8,170	8,170	—	—	8,170
Operating expenses:
Cost of equipment sold	—	892	892	—	—	892
Operations and cost of services (exclusive of depreciation and amortization)	1,887	3,963	5,850	—	—	5,850
Sales and marketing	1,123	947	2,070	—	—	2,070
Research and development (exclusive of depreciation and amortization)	2,132	—	2,132	—	—	2,132
General and administrative	3,227	1,518	4,745	2,028	—	6,773
Depreciation and amortization	6,990	598	7,588	—	—	7,588
Total operating expenses	15,359	7,918	23,277	2,028	—	25,305
Operating profit (loss)	$(15,359)	$252	$(15,107)	$(2,028)	$—	$(17,135)

	Six months ended June 30, 2008 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$14,542	$14,542	$—	$—	$14,542
Equipment sales	—	2,384	2,384	—	—	2,384
Other revenues	—	475	475	—	—	475
Total revenues	—	17,401	17,401	—	—	17,401
Operating expenses:
Cost of equipment sold	—	1,902	1,902	—	—	1,902
Operations and cost of services (exclusive of depreciation and amortization)	5,622	7,986	13,608	—	—	13,608
Sales and marketing	2,698	2,045	4,743	—	—	4,743
Research and development (exclusive of depreciation and amortization)	7,254	—	7,254	—	—	7,254
General and administrative	7,760	3,927	11,687	4,208	—	15,895
Depreciation and amortization	14,985	1,293	16,278	—	—	16,278
Total operating expenses	38,319	17,153	55,472	4,208	—	59,680
Operating profit (loss)	$(38,319)	$248	$(38,071)	$(4,208)	$—	$(42,279)

	Six months ended June 30, 2007 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$13,492	$13,492	$—	$—	$13,492
Equipment sales	—	2,284	2,284	—	—	2,284
Other revenues	—	496	496	—	—	49
Total revenues	—	16,272	16,272	—	—	16,272
Operating expenses:
Cost of equipment sold	—	1,873	1,873	—	—	1,873
Operations and cost of services (exclusive of depreciation and amortization)	3,528	7,775	11,303	—	—	11,303
Sales and marketing	1,469	1,618	3,087	—	—	3,087
Research and development (exclusive of depreciation and amortization)	4,207	—	4,207	—	—	4,207
General and administrative	6,917	3,474	10,391	4,072	—	14,463
Depreciation and amortization	12,758	1,176	13,934	—	—	13,934
Total operating expenses	28,879	15,916	44,795	4,072	—	48,867
Operating profit (loss)	$(28,879)	$356	$(28,523)	$(4,072)	$—	$(32,595)

The following tables present balance sheet information for the Company’s reportable segments as of June 30, 2008 and December 31, 2007 (in thousands):

	As of June 30, 2008
	Total MSV	SkyTerra	Eliminations	SkyTerra Consolidated
Total assets	$1,332,221	$98,133	$(32,517)	$1,397,837
Senior secured discount notes, net	591,361	—	—	591,361
Senior unsecured notes, net	134,000	—	—	134,000
Notes payable	55,056	5,125	(5,125)	55,056
Total liabilities	811,541	14,666	(5,301)	820,906
Total equity	520,679	83,402	(27,437)	576,644

	As of December 31, 2007
	Total MSV	SkyTerra	Eliminations	SkyTerra Consolidated
Total assets	$1,180,248	$119,960	$(5,173)	$1,295,035
Senior secured discount notes, net	552,719	—	—	552,719
Notes payable	52,047	5,125	(5,125)	52,047
Total liabilities	637,602	45,880	(5,173)	678,309
Total equity	542,646	74,080	(508)	616,218

10. Subsequent Events

On July 25, 2008, SkyTerra, MSV, and MSV Finance Co. entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with affiliates of Harbinger, pursuant to which MSV and MSV Finance Co. will issue to Harbinger up to $500,000,000 aggregate principal amount of 16.0% Senior Unsecured Notes due July 1, 2013 (the “Notes”) in four tranches, with the first tranche available on January 6, 2009. In conjunction with the issuance of Notes pursuant to the Securities Purchase Agreement, SkyTerra will issue to Harbinger warrants to purchase up to an aggregate of 25,000,000 shares of non-voting common stock of SkyTerra at an exercise price of $0.01 per share of non-voting common stock. Harbinger’s purchase of these Notes is not conditioned upon the commencement or consummation of a business combination with Inmarsat, as described below. Harbinger may not be required to fund the committed financing under certain circumstances, including upon the occurrence of an event that could be deemed a material adverse change.

On the same date, the Company, MSV and Mobile Satellite Ventures Subsidiary LLC entered into a Master Contribution and Support Agreement (the “Master Agreement”) and certain other agreements with Harbinger and certain of its affiliates. The Master Agreement provides for the possible combination of SkyTerra and Inmarsat, subject to the receipt of required regulatory and antitrust clearances. SkyTerra and Harbinger expect the regulatory approval process, which includes approval from the U.S. Federal Communications Commission, other telecommunications approvals, and antitrust clearances to take approximately 12 to 18 months. Assuming an acceptable conclusion to the regulatory and competition approval process, the proposed business combination with Inmarsat would be structured as an offer by SkyTerra to acquire all issued and to be issued shares of Inmarsat not owned by Harbinger (the "Offer"), on terms to be determined by Harbinger and in accordance with the Master Agreement. As a result of the timing of the regulatory approvals, it is not the intention of SkyTerra and Harbinger to announce the formal terms or structure of a possible Offer at this stage.

If Harbinger decides to proceed with the Offer following the receipt of required regulatory approvals, Harbinger would arrange for committed equity and debt financing to fund the Offer. SkyTerra would undertake to use its best efforts to assist Harbinger in obtaining debt financing. To provide equity financing for the Offer, Harbinger may purchase newly issued shares of SkyTerra voting common stock for $2.4 billion in cash or such other amount as Harbinger may determine. The per share purchase price for the newly issued shares will be $10.00 per share subject to an adjustment ratchet relating to the successful Offer price paid for each Inmarsat share. If the Offer price for each Inmarsat share is greater or lower than 535 British Pence Sterling then the purchase price for the newly issued SkyTerra shares will increase or decrease proportionately (adjustment ratchet). The 535 British Pence Sterling per share and $10.00 per share prices are reference prices for the purposes of the Master Agreement and the arrangements between Harbinger and SkyTerra. The 535 British Pence Sterling per share does not constitute a term or reference price for the Offer. No Offer pricing discussion has taken place with the board of Inmarsat and no determination has been made by SkyTerra or Harbinger as to any appropriate Offer price. SkyTerra shareholders other than Harbinger may participate in the equity financing for the Offer through a rights offering of voting common stock up to $100 million.

If the Offer is completed Harbinger would contribute to SkyTerra 132 million ordinary shares in Inmarsat and $37.6 million in aggregate principal value of 1.75% convertible bonds issued by Inmarsat and due in 2017, in each case currently owned by Harbinger and its affiliates. Harbinger would also contribute to SkyTerra equity interests that Harbinger has relating to an option to acquire in TVCC Holding Company, LLC, which has a lease that provides it the exclusive right to use 5 MHz of nationwide spectrum from 1670-1675 MHz. In exchange for such contributions, SkyTerra would issue to Harbinger new shares of voting common stock at $10.00 per share subject to the adjustment ratchet. The issuance of new voting and non-voting shares of SkyTerra common stock will be subject to SkyTerra shareholder approval.

As of July 31, 2008 Harbinger owns approximately 28.8% of the issued and outstanding ordinary shares of Inmarsat, and approximately 48.4% of the issued and outstanding shares of voting stock of SkyTerra. Upon completion of the proposed business combination of SkyTerra and Inmarsat, it is expected that Harbinger will own in excess of 85.0% of the outstanding voting stock of the combined entity.

Effective August 4, 2008, the Company entered into a retention bonus arrangement with Mr. Drew Caplan (see Item 5. Other Information for further details).

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

Overview

The Company’s operating and development activity is performed through its 99.3% owned consolidated subsidiary MSV. The Company currently offers a range of mobile satellite services using two geostationary satellites that support the delivery of data, voice, fax and dispatch radio services. MSV and Mobile Satellite Ventures (Canada) Inc. (MSV Canada), a consolidated variable interest entity, are licensed by the United States and Canadian governments, respectively, to operate both current and next generation satellite systems in the L-band spectrum which MSV and MSV Canada have coordinated for their use. MSV holds an ancillary terrestrial component (ATC) authorization, that will allow operation of a satellite/terrestrial hybrid network in the United States. Deployment of an ATC network has not yet begun, and development is in process. The Company’s spectrum footprint covers a total population of nearly 330 million.

The Company is developing a next generation integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including internet access and voice services, in the United States and Canada. As part of this network, the Company plans to allocate spectrum between satellite and terrestrial service. Using an all-IP, open architecture, the Company believes its network will provide significant advantages over existing wireless networks. Such potential advantages include higher data speeds, lower costs per bit and flexibility to support a range of custom IP applications and services. The Company was the first MSS provider to receive a license to operate an ATC network from the FCC. The ATC licenses permit the use of the Company’s L-band satellite frequencies, in a complementary tower based network, in the operation of an advanced, integrated network capable of providing wireless broadband on a fixed, portable and fully mobile basis. The Company plans to launch two new satellites that will serve as the core of this new network. The launch window for MSV-1 is expected to open in the fourth quarter of 2009, and continue through the first quarter of 2010.  The launch of MSV-1 is currently expected to occur in the first quarter of 2010.  The launch of MSV-2 is currently expected to occur in the second half of 2010.

The Company's satellite development efforts are at a stage where delays against construction plans can reasonably be expected to occur, generally as a result of delays in the construction of satellite components and integration of those components into the spacecrafts. In particular, delays experienced in the construction, integration, and testing of the reflector component of the satellites could result in a delay of the delivery of the satellites to the launch site, as compared to the Company’s current expectations. Presently, such a delay is not anticipated to affect the launch date of the satellites as some amount of flexibility is provided for in the Company’s construction and launch plans. There are no assurances that delays will not occur in this and other component construction, integration, and testing. If delays were to occur, such delays could affect the planned launch date of the satellites. In the event of delays, certain liquidated damages may become due from Boeing. However, such amounts may not be adequate to compensate the Company for losses sustained by delays of satellite launch.

As part of the agreement to amend the satellite contract (see Note 6 to the Condensed Consolidated Financial Statements) MSV agreed to extend the delivery date of the MSV-2 satellite network by four months, to July 11, 2010. MSV also agreed that in the event any liquidated damages would be due and payable by Boeing for late delivery of either satellite system, $19 million of any such liquidated damages that would have been earned back by Boeing over a more extended period, would be accelerated and able to be earned back by Boeing over a period of two and one-half years.

The Company currently expects to offer a range of three broad services on its next generation network.  First, the Company will facilitate the transition of its current customers to the next generation services platform and will continue to support current generation communications ground segments and mobile data system network terminals, which it expects will generate revenue through at least the end of 2012.  Second, the Company plans to provide bandwidth and power to customers of the next generation system who will implement and operate their own networks, generating revenue after the launch of the next generation satellites which could continue until end of next generation system life.  No such customers currently exist for the next generation system. Finally, the Company plans to provide next generation wireless coverage that will be accessible on conventional handsets that enable interoperable, feature-rich voice and high-speed data services.  Based on the integrated chipset development and production schedule required for such services, the Company does not currently expect to generate next generation wireless coverage revenues until some time after the next generation satellites have been launched and placed into service. The Company has made significant investments in technology to support its next generation network. To the extent that the Company changes its strategic direction, or otherwise changes its technology platform, material amounts of assets capitalized to date could become impaired if they no longer have expected future use.

The Company’s current business plan for the next generation network is a wholesale model whereby the Company’s strategic partners and other wholesale customers can use the network to provide differentiated broadband services to their subscribers. The Company believes its planned open network, in contrast to legacy networks currently operated by incumbent providers, will allow distribution and other strategic partners to have open network access and create a wide variety of custom applications and services for consumers. To address the opportunities and challenges inherent in the development of the Company’s next generation network, the Company continues to focus on initiatives related to:

•	Monitoring of satellite construction by the Company’s satellite manufacturer.
•	Development of the infrastructure and technologies required to operate MSS services upon launch.
•	Continued coordination of L-band spectrum with other operators.
•

Arrangement of technology and distribution partnerships for both the MSS and ATC components of the next generation network, perhaps resulting in decisions on chipsets, air-interface technologies, satellite-interface technologies and terrestrial deployment plans.

•

Evaluating strategic and operational courses of action and direction.  In light of the Company’s recent change of ownership, the Company’s strategy, operations, and activity in the future could be materially different than those currently in operation, underway, or planned for the future.

•	Development and evaluation of funding alternatives.

On July 3, 2008, MSV entered into an agreement with Boeing to amend its existing contract with respect to its satellite system procurement. The amendment provides for an additional $40 million of construction payment deferrals. The original construction payment deferral was in the amount of $76 million. The amendment provides that the original deferrals and the additional deferrals associated with the construction payments will be due and payable upon the earlier of December 20, 2010 or ten days prior to shipment of the MSV-2 satellite, currently planned for the second half of 2010.

Corporate Activity

Change in Control of SkyTerra

On April 9, 2008, Harbinger purchased from Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC (collectively, the Apollo Stockholders), for an aggregate purchase price of $164 million:

•	10,224,532 shares of voting common stock of the Company,
•	6,173,597 shares of non-voting common stock of the Company,
•

234,633 Series 1-A Warrants of the Company (the Series 1-A Warrants) entitling the holders to purchase a maximum aggregate of 652,711 shares of voting common stock of the Company at an exercise price of $20.39 per share, subject to adjustment, and

•

9,810,033 Series 2-A Warrants of the Company entitling the holders thereof to purchase a maximum aggregate of 2,560,182 shares of voting common stock of the Company at an exercise price of $25.85 per share, subject to adjustment (the Series 2-A Warrants and, together with the Series 1-A Warrants, the Warrants).

The purchase price paid by Harbinger represents $10 per share for the voting common stock and non-voting common stock and $100,000 in the aggregate for the Warrants. Following the transaction, Harbinger Capital Partners Master Fund I, Ltd. reported that it beneficially owned 47.5% of the outstanding shares of the Company’s voting common stock, and that certain of its affiliates owned additional shares of the Company’s voting and non-voting common stock.

On July 25, 2008, SkyTerra, MSV, and MSV Finance Co. entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with affiliates of Harbinger, pursuant to which MSV and MSV Finance Co. will issue to Harbinger up to $500,000,000 aggregate principal amount of 16.0% Senior Unsecured Notes due July 1, 2013 (the “Notes”) in four tranches, with the first tranche available on January 6, 2009. In conjunction with the issuance of Notes pursuant to the Securities Purchase Agreement, SkyTerra will issue to Harbinger warrants to purchase up to an aggregate of 25,000,000 shares of non-voting common stock of SkyTerra at an exercise price of $0.01 per share of non-voting common stock. Harbinger’s purchase of these Notes is not conditioned upon the commencement or consummation of a business combination with Inmarsat.  Harbinger may not be required to fund the committed financing under certain circumstances, including upon the occurrence of an event that could be deemed a material adverse change.

On the same date, the Company, MSV and Mobile Satellite Ventures Subsidiary LLC entered into a Master Contribution and Support Agreement (the “Master Agreement”) and certain other agreements with Harbinger and certain of its affiliates. The Master Agreement provides for the possible combination of SkyTerra and Inmarsat, subject to the receipt of required regulatory and antitrust clearances. SkyTerra and Harbinger expect the regulatory approval process, which includes approval from the U.S. Federal Communications Commission, other telecommunications approvals, and antitrust clearances to take approximately 12 to 18 months. Assuming an acceptable conclusion to the regulatory and competition approval process, the proposed business combination with Inmarsat would be structured as an offer by SkyTerra to acquire all issued and to be issued shares of Inmarsat not owned by Harbinger (the "Offer"), on terms to be determined by Harbinger and in accordance with the Master Agreement. As a result of the timing of the regulatory approvals, it is not the intention of SkyTerra and Harbinger to announce the formal terms or structure of a possible Offer.

If Harbinger decides to proceed with the Offer following the receipt of required regulatory approvals, Harbinger would arrange for committed equity and debt financing to fund the Offer. SkyTerra would undertake to use its best efforts to assist Harbinger in obtaining debt financing. To provide equity financing for the Offer, Harbinger may purchase newly issued shares of SkyTerra voting common stock for $2.4 billion in cash or such other amount as Harbinger may determine. The per share purchase price for the newly issued shares will be $10.00 per share subject to an adjustment ratchet relating to the successful Offer price paid for each Inmarsat share. If the Offer price for each Inmarsat share is greater or lower than 535 British Pence Sterling then the purchase price for the newly issued SkyTerra shares will increase or decrease proportionately. The 535 British Pence Sterling per share and $10.00 per share prices are reference prices for the purposes of the Master Agreement and the arrangements between Harbinger and SkyTerra. The 535 British Pence Sterling per share does not constitute a term or reference price for the Offer. No Offer pricing discussion has taken place with the board of Inmarsat and no determination has been made by SkyTerra or Harbinger as to any appropriate Offer price. SkyTerra shareholders other than Harbinger may participate in the equity financing for the Offer through a rights offering of voting common stock up to $100 million.

If the Offer is completed Harbinger would contribute to SkyTerra 132 million ordinary shares in Inmarsat and $37.6 million in aggregate principal value of 1.75% convertible bonds issued by Inmarsat and due in 2017, in each case currently owned by Harbinger and its affiliates. Harbinger would also contribute to SkyTerra equity interests that Harbinger has relating to an option to acquire in TVCC Holding Company, LLC, which has a lease that provides it the exclusive right to use 5 MHz of nationwide spectrum from 1670-1675 MHz. In exchange for such contributions, SkyTerra would issue to Harbinger new shares of voting common stock at $10.00 per share subject to the adjustment ratchet. The issuance of new voting and non-voting shares of SkyTerra common stock will be subject to SkyTerra shareholder approval.

As of July 31, 2008, Harbinger owns approximately 28.8% of the issued and outstanding ordinary shares of Inmarsat, and approximately 48.4% of the issued and outstanding shares of voting stock of SkyTerra. Upon completion of the proposed business combination of SkyTerra and Inmarsat, it is expected that Harbinger will own in excess of 85% of the outstanding voting stock of the combined entity.

MSV Option Exchange Offer

On March 14, 2008, the Company commenced an exchange offer (the Exchange Offer) to all current MSV option holders to grant them new options under the Company’s Stock Option Plan in exchange for surrender and termination of their MSV options. In accordance with the terms of the Exchange Offer, all participating option holders would receive options in the Company’s plan at a ratio of 2.82 SkyTerra options for each MSV option terminated, with an exercise price equal to the exercise price of the MSV options terminated divided by 2.82. Sale of all shares subject to the options received upon exchange is subject to restrictions until May 1, 2010, with certain exceptions described in the Exchange Offer that could result in earlier termination of the restrictions. The Exchange Offer is currently scheduled to expire on August 6, 2008. While the Company intends to complete the Exchange Offer, there is no guarantee that it will be completed, it is uncertain what percentage of the MSV option holders will elect to participate, and what the final terms of the Exchange Offer may be.

Option Modification

On February 22, 2008 the Boards of Directors of the Company and MSV approved a modification of certain outstanding options to purchase the Company’s common stock and MSV’s Limited Investor Units, respectively, to lower the exercise prices of out-of-the-money unexercised options to an exercise price equal to the current fair market value of the underlying common stock and Limited Investor Units, respectively. As a result of this modification the Company recorded $0.2 million and $2.2 million of additional compensation expense in the three and six months ended June 30, 2008, respectively. This modification will result in the recognition of additional compensation expense in future periods totaling $1.0 million, related to unvested options.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company’s consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to the valuation of the Company’s investment in TerreStar Networks, valuation of intangible assets, the useful lives of long-lived assets, the valuation of the Senior Unsecured Notes and warrants, valuations relating to equity-based compensation, and judgments involved in evaluating impairment, among others, have a material impact on the Company’s financial statements. Actual results and outcomes could differ from these estimates and assumptions.

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

Investment in TerreStar Networks

The Company owns 11.1% of TerreStar Networks (a consolidated subsidiary of TerreStar Corporation) that it accounts for under the cost method. The Company evaluates impairment of such investments in accordance with Emerging Issues Task Force 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Accordingly, the Company considers both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as its intent and ability to hold investments that may have become temporarily or otherwise impaired. During the three and six months ended June 30, 2008, the observable quoted price of TerreStar Corporation common stock decreased. The decline in TerreStar Corporation’s stock price indicated that there may have been a decline in the fair value of the Company’s investment in TerreStar Networks.

Upon the adoption of SFAS No. 157, the Company evaluated the various methods under which it had previously estimated the fair value of its investment in TerreStar Networks. Based on this assessment, the Company determined that its market based valuation approach (TerreStar Corporation Market Method) that utilizes observable quoted market inputs (Level 1 inputs under SFAS No. 157) and observable other than quoted market inputs (Level 2 inputs under SFAS No. 157), was at a higher level of the fair value hierarchy than the other methods it had previously utilized. Accordingly, the Company used the TerreStar Corporation Market Method to perform its assessment of impairment of the investment in TerreStar Networks at both March 31, 2008 and June 30, 2008.

At June 30, and March 31, 2008, the investment in TerreStar Networks valued under the TerreStar Corporation Market Method was $61.3 and $69.7 million, respectively. Based on this valuation, the Company determined that the TerreStar Networks investment had become other than temporarily impaired at each date. The investment was written down to $69.7 and $61.3 million at March 31, and June 30, 2008, respectively, resulting in a charge of $8.4 million and $16.8 million during the three and six months ended June 30, 2008, respectively. There is no assurance that the proceeds from the ultimate disposition of this asset, if any, will be equal to or greater than the $61.3 million carrying amount recorded as of June 30, 2008.

The trading value of TerreStar Corporation common stock has continued to decline subsequent to June 30, 2008. The Company will evaluate the effect of the decline on the value of its investment in TerreStar Networks to determine if such decline is other-than-temporary in the third quarter of 2008.

Current Business

The Company’s significant operating activity, providing mobile satellite communication services, is performed through its consolidated subsidiary MSV. MSV provides service in the United States and Canada using two nearly identical satellites. End users of the MSV’s mobile satellite services operate at sea, on land and in the air, and customers use various services including satellite bandwidth and power capacity, telephony, data, and dispatch services. MSV sells equipment for use on the network.

Comparison of the three and six months ended June 30, 2008 and 2007

The following tables detail the Company’s consolidated financial results for the three and six months ended June 30, 2008 and June 30, 2007 in the following segments: MSV Next Generation (research, development, and implementation of a next generation network), MSV MSS (current satellite services), and SkyTerra corporate activities.

	Three months ended June 30, 2008 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Elimination	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$7,427	$7,427	$—	$—	$7,427
Equipment sales	—	1,162	1,162	—	—	1,162
Other revenues	—	219	219	—	—	219
Total revenues	—	8,808	8,808	—	—	8,808
Operating expenses:
Cost of equipment sold	—	928	928	—	—	928
Operations and cost of services (exclusive of depreciation and amortization)	3,022	3,923	6,945	—	—	6,945
Sales and marketing	1,142	958	2,100	—	—	2,100
Research and development (exclusive of depreciation and amortization)	3,147	—	3,147	—	—	3,147
General and administrative	3,807	1,721	5,528	2,790	—	8,318
Depreciation and amortization	7,546	650	8,196	—	—	8,196
Total operating expenses	18,664	8,180	26,844	2,790	—	29,634
Operating profit (loss)	(18,664)	628	(18,036)	(2,790)	—	(20,826)
Other income (expense):
Interest income	1,715	—	1,715	75	(64)	1,726
Interest expense	(9,632)	—	(9,632)	(64)	64	(9,632)
Impairment of investment in TerreStar Networks	—	—	—	(8,441)	—	(8,441)
Other income, net	162	37	199	—	—	199
Loss before provision for income taxes and minority interest	(26,419)	665	(25,754)	(11,220)	—	(36,974)
Benefit for income taxes	—	185	185	—	—	185
Minority interest	—	—	—	—	135	135
Net income (loss)	$(26,419)	$850	$(25,569)	$(11,220)	$135	$(36,654)

	Three months ended June 30, 2007 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Elimination	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$6,799	$6,799	$—	$—	$6,799
Equipment sales	—	1,097	1,097	—	—	1,097
Other revenues	—	274	274	—	—	274
Total revenues	—	8,170	8,170	—	—	8,170
Operating expenses:
Cost of equipment sold	—	892	892	—	—	892
Operations and cost of services (exclusive of depreciation and amortization)	1,887	3,963	5,850	—	—	5,850
Sales and marketing	1,123	947	2,070	—	—	2,070
Research and development (exclusive of depreciation and amortization)	2,132	—	2,132	—	—	2,132
General and administrative	3,227	1,518	4,745	2,028	—	6,773
Depreciation and amortization	6,990	598	7,588	—	—	7,588
Total operating expenses	15,359	7,918	23,277	2,028	—	25,305
Operating profit (loss)	(15,359)	252	(15,107)	(2,028)	—	(17,135)
Other income (expense):
Interest income	4,496	—	4,496	519	(31)	4,984
Interest expense	(10,548)	—	(10,548)	(40)	31	(10,557)
Impairment of investment in TerreStar Networks	—	—	—	—	—	—
Other income, net	130	107	237	—	—	237
Loss before provision for income taxes and minority interest	(21,281)	359	(20,922)	(1,549)	—	(22,471)
Provision for income taxes	—	(99)	(99)	—	—	(99)
Minority interest	—	—	—	—	766	766
Net income (loss)	$(21,281)	$260	$(21,021)	$(1,549)	$766	$(21,804)

	Six months ended June 30, 2008 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Elimination	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$14,542	$14,542	$—	$—	$14,542
Equipment sales	—	2,384	2,384	—	—	2,384
Other revenues	—	475	475	—	—	475
Total revenues	—	17,401	17,401	—	—	17,401
Operating expenses:
Cost of equipment sold	—	1,902	1,902	—	—	1,902
Operations and cost of services (exclusive of depreciation and amortization)	5,622	7,986	13,608	—	—	13,608
Sales and marketing	2,698	2,045	4,743	—	—	4,743
Research and development (exclusive of depreciation and amortization)	7,254	—	7,254	—	—	7,254
General and administrative	7,760	3,927	11,687	4,208	—	15,895
Depreciation and amortization	14,985	1,293	16,278	—	—	16,278
Total operating expenses	38,319	17,153	55,472	4,208	—	59,680
Operating profit (loss)	(38,319)	248	(38,071)	(4,208)	—	(42,279)
Other income (expense):
Interest income	4,641	—	4,641	434	(127)	4,948
Interest expense	(21,347)	—	(21,347)	(127)	127	(21,347)
Impairment of investment in TerreStar Networks	—	—	—	(16,794)	—	(16,794)
Other income, net	335	23	358	504	—	862
Loss before provision for income taxes and minority interest	(54,690)	271	(54,419)	(20,191)	—	(74,610)
Benefit for income taxes	—	460	460	—	—	460
Minority interest	—	—	—	—	286	286
Net income (loss)	$(54,690)	$731	$(53,959)	$(20,191)	$286	$(73,864)

	Six months ended June 30, 2007 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Elimination	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$13,492	$13,492	$—	$—	$13,492
Equipment sales	—	2,284	2,284	—	—	2,284
Other revenues	—	496	496	—	—	496
Total revenues	—	16,272	16,272	—	—	16,272
Operating expenses:
Cost of equipment sold	—	1,873	1,873	—	—	1,873
Operations and cost of services (exclusive of depreciation and amortization)	3,528	7,775	11,303	—	—	11,303
Sales and marketing	1,469	1,618	3,087	—	—	3,087
Research and development (exclusive of depreciation and amortization)	4,207	—	4,207	—	—	4,207
General and administrative	6,917	3,474	10,391	4,072	—	14,463
Depreciation and amortization	12,758	1,176	13,934	—	—	13,934
Total operating expenses	28,879	15,916	44,795	4,072	—	48,867
Operating profit (loss)	(28,879)	356	(28,523)	(4,072)	—	(32,595)
Other income (expense):
Interest income	9,893	—	9,893	1,002	(63)	10,832
Interest expense	(22,664)	—	(22,664)	(84)	63	(22,685)
Impairment of investment in TerreStar Networks	—	—	—	—	—	—
Other income, net	289	78	367	2	—	369
Loss before provision for income taxes and minority interest	(41,361)	434	(40,927)	(3,152)	—	(44,079)
Provision for income taxes	—	(108)	(108)	—	—	(108)
Minority interest	—	—	—	—	2,566	2,566
Net income (loss)	$(41,361)	$326	$(41,035)	$(3,152)	$2,566	$(41,621)

Consolidated Results - Comparison of the three and six months ended June 30, 2008 and 2007

Revenues and Cost of Equipment Sold

All revenues and cost of equipment sold are generated by the Company’s MSV MSS segment. See “MSV MSS - Comparison of the three and six months ended June 30, 2008 and 2007”.

Operating Expenses

The table below sets forth the Company’s operating expenses (excluding cost of equipment sold) and percentage changes for the periods indicated (in thousands).

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
Operations and cost of services (exclusive of depreciation and amortization)	$6,945	$5,850	18.7%	$13,608	$11,303	20.4%
Sales and marketing	2,100	2,070	1.4%	4,743	3,087	53.6%
Research and development (exclusive of depreciation and amortization)	3,147	2,132	47.6%	7,254	4,207	72.4%
General and administrative	8,318	6,773	22.8%	15,895	14,463	9.9%
Depreciation and amortization	8,196	7,588	8.0%	16,278	13,934	16.8%
Total operating expenses	$28,706	$24,413	17.6%	$57,778	$46,994	22.9%

Operations and Cost of Services

Operations and cost of services expenses include compensation costs of MSS operations employees and expenses related to the operation of the Company’s satellite network, new product development relating to next generation services, costs of telemetry, tracking, and control, and facility costs.

Operations and cost of services expenses increased during the three months ended June 30, 2008, as compared to the same period in 2007, with 71% of the increase due to increased staffing levels, resulting in higher employee related costs, and 25% of the increase due to increases in equity-based compensation primarily related to the February 2008 modifications to outstanding options.

Operations and cost of services expenses increased during the six months ended June 30, 2008, as compared to the same period in 2007, with 56% of the increase due to increased staffing levels, resulting in higher employee related costs, and 34% of the increase due to increases in equity-based compensation related to the February 2008 modifications to outstanding options.

Sales and Marketing

Sales and marketing expenses include the compensation of sales and marketing employees, and the cost of advertising, marketing and promotion.

Sales and marketing expenses did not fluctuate significantly during the three months ended June 30, 2008, as compared to the same period in 2007. Compensation cost increases of $0.3 million, were offset by a reduction in consulting and professional fees of $0.4 million related to market analysis costs incurred in the first quarter of 2007.

Sales and marketing expenses increased during the six months ended June 30, 2008, as compared to the same period in 2007, due to increased compensation costs and staffing levels during the first quarter of 2008, increased compensation costs in the second quarter of 2008, increases in equity-based compensation related to the February 2008 modifications to outstanding options, and costs related to the development of a prototype device (shell for purposes of look and feel design) for the next generation network. Those increases were offset by a reduction in consulting and professional fees related to market analysis costs incurred in the first quarter of 2007.

Research and Development

Research and development expenses include the compensation costs of employees working on next generation products and services, and other development costs of the next generation network. Research and development expenses increased during the three and six months ended June 30, 2008, as compared to the same period in 2007, due primarily to increased third-party consulting expenses related to the development of operational and business support systems for the next generation network, and compensation costs and staffing levels.

General and Administrative

General and administrative expenses include the compensation costs of finance, legal, human resources employees and other corporate costs.

General and administrative expenses increased during the three months ended June 30, 2008, as compared to the same period in 2007, with 65% of the increase attributable to an increase in equity-based compensation due to the grant of restricted shares and options to certain executives and members of the Board of Directors and additional equity-based compensation related to the February 2008 modifications to outstanding options, and 26% of the increase due to other employee compensation related costs increased due to increased staffing levels.

General and administrative expenses increased during the six months ended June 30, 2008, as compared to the same period in 2007. The increase was primarily attributable to increased equity-based compensation due to the granting of restricted shares and options to certain executives and members of the Board of Directors, and the February 2008 modifications to outstanding options. Additionally, other employee compensation costs increased due to increased staffing levels. Offsetting those increases were reductions in banking fees, operating taxes, and consulting and professional fees.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization expenses increased during the three and six months ended June 30, 2008, as compared to the same periods in 2007, due to an increase in intangible assets resulting from the TerreStar Corporation Exchange Transactions that occurred in February and November 2007.

Other Income and Expenses

The following table sets forth other income and expenses for the periods indicated (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
Interest income	$1,726	$4,984	(65.4)%	$4,948	$10,832	(54.3)%
Interest expense	(9,632)	(10,557)	(8.8)%	(21,347)	(22,685)	(5.9)%
Impairment of investment in TerreStar Networks	(8,441)	—	(100.0)%	(16,794)	—	(100.0)%
Other income	199	237	(16.0)%	862	369	133.6%
Benefit (provision) for income taxes	185	(99)	100.0%	460	(108)	100.0%
Minority interest	135	766	(82.4)%	286	2,566	(88.9)%
Total other expenses	$(15,828)	$(4,669)	239.0%	$(31,585)	$(9,026)	249.9%

Interest Income

Interest income is interest earned on cash, cash equivalents, restricted cash and short-term investments. Interest income decreased during the three and six months ended June 30, 2008, as compared to the same periods in 2007 due to the decrease of cash, cash equivalents, and short-term investments, and a significant decrease in yields.

Interest Expense

Interest expense is comprised of the amortization of the discount and debt issuance costs on Senior Secured Discount Notes, interest and amortization of the discount on the Senior Unsecured Notes, and interest incurred on Notes Payable - Vendor, offset by capitalized interest on the system under construction. Total and capitalized interest are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007
Capitalized interest	$16,498	$6,829	$30,681	$11,294
Interest expense	9,632	10,557	21,347	22,685
Total interest	$26,130	$17,386	$52,028	$33,979

Interest expense decreased during the three months ended June 30, 2008, as compared to the same period in 2007. Increased interest expense related to the Senior Unsecured Notes, Senior Secured Notes, and Notes Payable – Vendor of $5.7 million, $2.7 million, and $0.3 million, respectively, was offset by an increase in capitalized interest on the system under construction.

Total interest increased during the three months ended June 30, 2008, as compared to the same period in 2007, due to increased interest related to the Senior Unsecured Notes, Senior Secured Notes, and Notes Payable – Vendor of $5.7 million, $2.7 million, and $0.3 million, respectively.

Interest expense decreased during the six months ended June 30, 2008, as compared to the same period in 2007. Increased interest expense related to the Senior Unsecured Notes, Senior Secured Notes, and Notes Payable – Vendor of $12.3 million, $5.3 million, and $0.5 million, respectively, was offset by an increase in capitalized interest on the system under construction.

Total interest increased during the six months ended June 30, 2008, as compared to the same period in 2007, due to increased interest related to the Senior Unsecured Notes, Senior Secured Notes, and Notes Payable – Vendor of $12.3 million, $5.3 million, and $0.5 million, respectively.

Impairment of investment in TerreStar Networks

During the three and six months ended June 30, 2008, the Company recorded a write-down of its investment in TerreStar Networks in the amount of $8.4 million and $16.8 million, respectively as the Company determined the TerreStar Networks investment had become other-than-temporarily impaired.

Benefit (Provision) for Income Taxes

The Company’s effective tax rate differs from the Federal statutory rate of 34%, due primarily to a full valuation allowance recorded against NOLs generated by pre-tax losses.

Minority Interest

Minority interest represents the portion of MSV net losses attributable to minority interest holders. Minority interest decreased during the three and six months ended June 30, 2008, as compared to the same periods in 2007 due to the Company’s acquisition of MSV interests resulting from the TerreStar Exchange Transactions that occurred in February and November 2007.

Segment Results

MSV Next Generation - Comparison of the three and six months ended June 30, 2008 and 2007

Operating Expenses

MSV Next Generation operations relate to the planning, development, and building of a next generation satellite system. ATC development has not yet begun. The table below sets forth MSV Next Generation operating expenses and percentage change for the following periods indicated (in thousands).

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
Operations and cost of services (exclusive of depreciation and amortization)	$3,022	$1,887	60.1%	$5,622	$3,528	59.4%
Sales and marketing	1,142	1,123	1.7%	2,698	1,469	83.7%
Research and development (exclusive of depreciation and amortization)	3,147	2,132	47.6%	7,254	4,207	72.4%
General and administrative	3,807	3,227	18.0%	7,760	6,917	12.2%
Depreciation and amortization	7,546	6,990	8.0%	14,985	12,758	17.5%
Total operating expenses	$18,664	$15,359	21.5%	$38,319	$28,879	32.7%

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

Operations and Cost of Services

Operations and cost of services expenses include compensation costs of satellite operations employees related to activities to deploy a next generation satellite system, facility costs, and costs of new product and service development relating to next generation product offerings. Operations expenses increased during the three months ended June 30, 2008, as compared to the same period in 2007, with 44% of the increase due to increased staffing levels, 23% of the increase due to increases in equity-based compensation primarily related to the February 2008 modifications to outstanding options, and 22% related to engineering fees associated with the development of software for the telemetry, tracking and control of the next generation satellites.

Operations expenses increased during the six months ended June 30, 2008, as compared to the same period in 2007, with 51% of the increase due to increased staffing levels, 33% of the increase due to increases in equity-based compensation primarily related to the February 2008 modifications to outstanding options, and 12% related to engineering fees associated with the development of software for the telemetry, tracking and control of the next generation satellites.

Sales and Marketing

Sales and marketing expenses include the compensation of sales and marketing employees, and the cost of advertising, marketing and promotion. Sales and marketing expenses did not fluctuate significantly during the three months ended June 30, 2008, as compared to the same period in 2007. Compensation cost increases were offset by a reduction in consulting and professional fees as a result of market analysis costs in the first quarter of 2007 that did not recur.

Sales and marketing expenses increased during the six months ended June 30, 2008, as compared to the same period in 2007, due to increased compensation costs and staffing levels during the first quarter of 2008, increased compensation costs in the second quarter of 2008, increases in equity-based compensation related to the February 2008 modifications to outstanding options, and costs related to the development of a prototype device (shell for purposes of look and feel design) for the next generation network. Those increases were offset by a reduction in consulting and professional fees as a result of market analysis costs in the first quarter of 2007 that did not recur.

Research and Development

Research and development expenses include the compensation costs of employees working on next generation products and services, and other development costs of the next generation network. Research and development expenses increased during the three and six months ended June 30, 2008, as compared to the same period in 2007, due primarily to increased third-party consulting expenses related to the development of operational and business support systems for the next generation network, and increased compensation costs and staffing levels.

General and Administrative

General and administrative expenses include the compensation costs of finance, legal, and human resources employees allocable to MSV Next Generation development. General and administrative expenses increased during the three months ended June 30, 2008, as compared to the same period in 2007, with 47% of the increase due to increased staffing levels and 39% attributable to an increase in equity-based compensation due to the grant of restricted shares to certain executives.

General and administrative expenses increased during the six months ended June 30, 2008, as compared to the same period in 2007. The increase was primarily attributable to increased equity-based compensation due to the granting of restricted shares to certain executives and the February 2008 modifications to outstanding options.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization expenses increased during the three and six months ended June 30, 2008, as compared to the same periods in 2007, due to an increase in intangible assets resulting from the TerreStar Corporation Exchange Transactions that occurred in February and November 2007.

MSV MSS - Comparison of the three and six months ended June 30, 2008 and 2007

MSV MSS relate to the provision of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services using its existing in-orbit satellites.

Revenues

The following table sets forth MSV MSS revenues and percentage changes for the periods indicated (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
Revenues
Capacity	$3,271	$3,027	8.1%	$6,392	$6,073	5.3%
Telephony	2,496	2,468	1.1%	4,960	4,800	3.3%
Data	962	680	41.5%	1,799	1,351	33.2%
Dispatch	698	624	11.9%	1,391	1,268	9.7%
Equipment	1,162	1,097	5.9%	2,384	2,284	4.4%
Other	219	274	(20.1)%	475	496	(4.2)%
Total revenues	$8,808	$8,170	7.8%	$17,401	$16,272	6.9%

Capacity

The Company provides bandwidth and power to certain customers who implement and operate their own networks. The specified bandwidth and power is generally customer dedicated once purchased and is not subject to other sale or preemption by MSV except for emergency purposes. Capacity customers generally operate under contractual arrangements ranging from short-term (month-to-month) to end of current satellite life in length. These contracts do not generally provide for annual increases or variable revenues. As such, capacity revenues for the three and six months ended June 30, 2008, as compared to the same periods in 2007 have not fluctuated significantly.

Telephony

The Company provides voice service to end-users. Telephony customers are acquired through retail dealers or resellers. Retail dealers receive activation fees and earn commissions on monthly end user fixed access revenues and variable usage revenues. Resellers are under contractual arrangements for their purchase of monthly access and usage, and they manage the arrangements with the end user. Telephony customers are charged fixed monthly access fees and variable usage charges, generally charged by minute of usage, depending on voice plan chosen. A typical customer telephony plan requires monthly access fees that range from $25 to $175 that includes from zero to 2000 included airtime minutes. Each additional minute used is charged at a rate of $0.89 to $1.19. Monthly network access revenue is recognized in the month of service to the end-user. Variable usage revenue is recognized during the period of end-user usage. Activation fees are deferred and recognized ratably over the customer’s contractual service term, generally one year.

The following table sets forth telephony subscribers, quarterly subscriber changes, and average monthly revenue per subscriber unit (“ARPU”):

	Three and Six Months ended June 30,
	2008	ARPU	2007	ARPU	Change Subscribers	Change ARPU
Total subscribers, January 1	19,866		19,133		3.8%
Additions	548		760		(27.9)%
Deletions	(443)		(444)		(0.2)%
Total subscribers, March 31	19,971	$42.03	19,449	$41.12	2.7%	(0.2)%
Additions	597		827		(27.8)%
Deletions	(1,421)		(711)		99.9%
Total subscribers, June 30	19,147	$42.60	19,565	$42.11	(2.1)%	1.2%

Telephony revenues for the three months ended June 30, 2008, as compared to the same period in 2007, increased slightly due to an increase in ARPU. Telephony revenues for the six months ended June 30, 2008, as compared to the same period in 2007, increased slightly due to an increase in the average number of subscribers and ARPU.

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

Data revenues for the three months ended June 30, 2008, as compared to the same period in 2007, increased due to an increase of 10.6% in the average number of subscribers and an increase of 28.7% in average monthly revenue per subscriber unit. Data revenues for the six months ended June 30, 2008, as compared to the same period in 2007, increased due to an increase of 9.8% in the average number of subscribers and an increase of 20.0% in average monthly revenue per subscriber unit.

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

Dispatch revenues for the three and six months ended June 30, 2008, as compared to the same periods in 2007 increased primarily due to an increase in the average number of subscribers.

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

Equipment sales during the three and six months ended June 30, 2008, as compared to the same periods in 2007 did not fluctuate significantly.

Operating Expenses

The table below sets forth MSV MSS operating expenses and percentage changes for the periods indicated (in thousands).

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
Operations and cost of services (exclusive of depreciation and amortization)	$928	$892	4.0%	$1,902	$1,873	1.5%
Sales and marketing	3,923	3,963	(1.0)%	7,986	7,775	2.7%
Research and development (exclusive of depreciation and amortization)	958	947	1.2%	2,045	1,618	26.4%
General and administrative	1,721	1,518	13.4%	3,927	3,474	13.0%
Depreciation and amortization	650	598	8.7%	1,293	1,176	9.9%
Total operating expenses	$8,180	$7,918	3.3%	$17,153	$15,916	7.8%

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

Cost of Equipment Sold

The cost of equipment sold is comprised of the cost of equipment purchased for resale. The Company does not manufacture any of its own equipment. Also included in cost of equipment sold are the costs of warehousing and warehousing services. Cost of equipment sold during the three and six months ended June 30, 2008, as compared to the same periods in 2007 did not fluctuate significantly.

Operations and Cost of Service

Operations and costs of service expenses include compensation costs of satellite operations employees, and other expenses related to the operation of the satellite wireless network, costs of telemetry, tracking, and control and facility costs. Operations and costs of service expenses during the three and six months ended June 30, 2008, as compared to the same periods in 2007 did not fluctuate significantly.

Sales and Marketing

Sales and marketing costs include the compensation costs of sales and marketing employees, and the cost of advertising, marketing and promotion. Sales and marketing expenses did not fluctuate significantly during the three months ended June 30, 2008, as compared to the same period in 2007. Increased employee related costs were offset by a reduction of consulting and professional fees.

Sales and marketing expenses increased during the six months ended June 30, 2008, as compared to the same period in 2007, due to increased compensation costs and staffing levels during the first quarter of 2008, and increases in equity-based compensation related to the February 2008 modifications to outstanding options. Those increases were offset by a reduction in consulting and professional fees.

General and Administrative Expense

General and administrative expense includes the compensation costs of finance, legal, human resources and other corporate costs allocable to MSV MSS. General and administrative expenses increased during the three months ended June 30, 2008, as compared to the same period in 2007, due primarily to increased legal costs.

General and administrative expenses increased during the six months ended June 30, 2008, as compared to the same period in 2007. The increase was primarily attributable to increased legal costs and increased equity-based compensation due to the granting of restricted shares to certain executives, and the February 2008 modifications to outstanding options. Offsetting those increases were reductions in banking fees, operating taxes, and consulting and professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization expenses increased during the three and six months ended June 30, 2008, as compared to the same periods in 2007, due to the increase in intangible assets resulting from the TerreStar Corporation Exchange Transactions, that occurred in February and November 2007.

SkyTerra Corporate - Comparison of the three and six months ended June 30, 2008, and 2007

Operating Expenses

The table below sets forth SkyTerra Corporate operating expenses and percentage change for the periods indicated (in thousands).

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
General and administrative	$2,790	$2,028	37.6%	$4,208	$4,072	3.3%

General and administrative expense includes the Company’s corporate costs, including legal, audit, tax, insurance, and compensation costs. General and administrative expenses increased during the three months ended June 30, 2008, as compared to the same period in 2007, primarily due to a $0.7 million increase in equity-based compensation costs as a result of the issuance of stock options to certain members of the Board of Directors, and the issuance of restricted stock to certain executives and members of the Board of Directors in the three months ended June 30, 2008.

General and administrative expenses increased during the six months ended June 30, 2008, as compared to the same period in 2007. Non-equity based compensation costs increased $0.2 million. Equity-based compensation costs increased $0.4 million as result of the issuance of stock options to certain members of the Board of Directors, and the issuance of restricted stock to certain executives and members of the Board of Directors. Offsetting those increases were a decline in insurance and business taxes of $0.3 million, and a decline in legal and regulatory costs of $0.3 million.

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

The Company has financed its operations to date through the private placement of debt, equity securities and vendor financing. As of June 30, 2008, the Company has $196.0 million of cash and short-term investments. The outstanding discounted amount of MSV’s Senior Secured Discount Notes as of June 30, 2008 was $591.4 million ($750 million face amount at maturity). The outstanding discounted amount of MSV’s Senior Unsecured Notes as of June 30, 2008 was $134.0 million ($150 million face amount at maturity). Cash payment of interest on the Senior Secured Discount Notes will begin in April 2010, and cash payment of principal will be due in full in April 2013 (see “Senior Secured Discount Notes” below). The Senior Unsecured Notes bear interest at a rate of 16.5%, payable in cash or in-kind, at MSV’s option until December 15, 2011, and thereafter payable in cash (see “Senior Unsecured Notes” below).

The Company’s current operating assumptions and projections, which include the committed funding discussed below, and reflect management’s best estimate of future revenue, operating expenses, and capital commitments, indicate that the Company’s current sources of liquidity should be sufficient to fund operations through the third quarter of 2010. The Company’s ability to meet its projections, however, is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate. Although the Company secured additional committed financing in July 2008, pursuant to an agreement with Harbinger (described above under “Corporate Activity”), additional funds will be needed to complete the construction of the next generation network and fund operations. Harbinger may not be required to fund the committed financing under certain circumstances, including upon the occurrence of an event that could be deemed a material adverse change. Pursuant to the terms of the agreement with Harbinger, committed funding of $500 million in total is expected to occur on the following dates:

•	$150 million – January 2009
•	$175 million – April 2009
•	$75 million – July 2009
•	$100 million – January 2010

Capital Required for Next Generation Network

The Company estimates the remaining cost to develop and construct the satellite component of its next generation network, including the costs of the two satellites, their launch, launch insurance, and associated ground segment will be significant. The majority of these expenditures are governed by contractual commitments.

The Company will require significant additional funds to construct a terrestrial component of the network. The Company estimates the deployment of the terrestrial portion of the network could be a multi-billion dollar undertaking depending on the choice of air interface technology, the number of markets deployed, the scope of the terrestrial build within each market and the service offering. Significant additional funding will be required to fund operations after the launch of the satellites.

The cost of building and deploying the satellites and terrestrial components of the next generation network could exceed current estimates. For example, if the Company elects to further defer payments under the satellite construction contract, modify design, and/or exercise certain options to buy additional satellites or other equipment or services, the costs for the satellite component of the network will increase, possibly significantly. The cost to develop devices could be greater, perhaps significantly, than current estimates, depending on the ability to attract distribution partners for both the satellite and terrestrial services. In addition, the magnitude of the terrestrial network capital requirement depends upon a number of factors including: choice of wireless technology; desired applications; the general pace of construction; and in the profits, or losses in the initially deployed markets. The Company may not have control over these factors as it works with various strategic and distribution partners who may have varying degrees of influence on these decisions in exchange for capital contributions and other commitments. In all scenarios, the Company will require significant additional capital beyond its current resources.

Other Significant Contractual Obligations

In May 2007, MSV entered into fixed price contracts with ILS International Launch Services, Inc. and Sea Launch Company, LLC to launch the next generation satellites. The launch window for MSV-1 is expected to open in the fourth quarter of 2009, and continue through the first quarter of 2010.  The launch of MSV-1 is currently expected to occur in the first quarter of 2010.  The launch of MSV-2 is currently expected to occur in the second half of 2010. The aggregate base cost for these services is $174.8 million. If MSV were to terminate the contracts prior to September 2008, the maximum damages would be $8.9 million, in addition to amounts paid to date. If MSV were to terminate the contracts after March 2009 it would not be obligated to make additional payments, and would receive back only a portion of its previously made payments.

In October 2006, MSV entered into an agreement with Hughes Network Systems, LLC (HNS), then a related party of the Apollo stockholders, and currently a related party of Harbinger, to purchase four base transceiver subsystems and air interface technology for a fixed price of $43.0 million. The transceiver subsystems will integrate the satellite component of the next generation network.

In March 2008, MSV entered into an agreement with Telesat Canada for joint operational services for the MSV-1 and MSV-2 satellites including the development of software for operation and control, and the provision of telemetry, tracking and control services once in designated orbital positions.  Telesat Canada will provide these services through 2025 assuming the satellites reach full mission life. MSV is entitled to delay the start of services due to certain launch delays without any impact to pricing. The Company has a contract with Telesat Canada for the provision of telemetry, tracking and control services to the Company for its existing satellites. Future minimum payments related to these agreements, reflected in the table below as satellite operational services, assume MSV-1 and MSV-2 reach their full mission life.

Vendor Financing

MSV has financed $54.2 million of satellite vendor payments with secured vendor notes payable (Notes Payable - Vendor) that bear interest of LIBOR plus 400 basis points combined with a 2% administrative fee. The Notes Payable - Vendor are secured by the satellites. On July 3, 2008, MSV and Boeing entered into an agreement which amended the terms of the Notes Payable - Vendor along with other terms of the related satellite system procurement contract (See Note 6 to the Condensed Consolidated Financial Statements). The amendment provides that existing Notes Payable – Vendor will be due and payable upon the earlier of December 20, 2010 or ten days before shipment of the MSV-2 satellite, currently planned for the second half of 2010. Prior to the amendment, MSV was to have begun repayment of the Notes Payable - Vendor within one month of reaching the maximum available amount of deferrals, previously estimated to occur in the fourth quarter of 2008, with final payment of such original construction deferrals expected to have been completed in the first quarter of 2010.

As the contract amendment agreement was reached prior to the issuance of the June 30, 2008 financial statements, all Notes Payable - Vendor that previously had been expected to be repaid within one year of June 30, 2008, prior to the amendment, have been classified as long-term pursuant to Statement of Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, in the accompanying balance sheets as of June 30, 2008.

Senior Secured Discount Notes

In March 2006, MSV issued Senior Secured Discount Notes that generated proceeds of $436.2 million, with an aggregate principal amount of $750 million due at maturity. Interest on the notes accretes from the issue date at an annual rate of 14.0%, until they reach full principal amount at April 1, 2010 (the Senior Secured Discount Notes). All of MSV’s domestic subsidiaries jointly and severally guarantee the Senior Secured Discount Notes. MSV will be required to accrue and pay cash interest on the notes for all periods after April 1, 2010 at an annual rate of 14.0%, and cash interest payments will be payable in arrears semiannually on April 1 and October 1, commencing on October 1, 2010. The Senior Secured Discount Notes will mature on April 1, 2013. The Senior Secured Discount Notes are secured by substantially all of MSV’s assets.

The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of MSV’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. MSV may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided MSV maintains a leverage ratio (as defined) of 6 to 1. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Secured Discount Notes as of June 30, 2008.

Senior Unsecured Notes

On January 7, 2008, Harbinger Capital Partners Master Fund I, Ltd., and Harbinger Capital Partners Special Situations Fund L.P. (together Harbinger), purchased $150 million of MSV’s Senior Unsecured Notes due 2013 (the “Senior Unsecured Notes”) and ten year warrants to purchase 9.1 million shares of the Company’s common stock, with an exercise price of $10 per share. The Senior Unsecured Notes bear interest at a rate of 16.5%, payable in cash or in-kind, at MSV’s option until December 15, 2011, and thereafter payable in cash. The Senior Unsecured Notes mature on May 1, 2013.

In June 2008, the Company made its scheduled interest payment on the Senior Unsecured Notes through the issuance of $10.9 million of additional Senior Unsecured Notes, which are included in the balance of Senior Unsecured Notes in the accompanying balance sheet as of June 30, 2008.

The Senior Unsecured Notes have subsidiary guarantees and covenants similar to those contained in the Senior Secured Discount Notes, with such modifications as appropriate to reflect the financial terms of the Senior Unsecured Notes. The Securities Purchase Agreement governing the Senior Unsecured Notes also contains more restrictive covenants regarding mergers, consolidation and transfer of assets and restricted payments. The more restrictive covenants, the right of first negotiation and the pre-emptive rights expire once Harbinger and their affiliates beneficially own less than 5% of the outstanding common stock of the Company or, if earlier, on December 31, 2011. The terms of the Senior Unsecured Notes require MSV to comply with certain covenants that restrict some of MSV’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Unsecured Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Unsecured Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Unsecured Notes as of June 30, 2008.

Inmarsat Cooperation Agreement

In December 2007, to further organize large blocks of contiguous spectrum for the use of MSV, SkyTerra, MSV and MSV Canada (together the MSV Parties) and Inmarsat Global Limited (Inmarsat) entered into a Cooperation Agreement relating to the use of L-band spectrum for mobile satellite and ATC services in North

America. The Cooperation Agreement addresses a number of regulatory, technology and spectrum coordination matters involving L-band spectrum.

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

Upon the occurrence of certain events, until September 1, 2011, the MSV Parties have the option (the Phase 1 Option), subject to certain conditions, to effect a transition to a modified band plan within an 18 to 30 month period. Such transition will include modification of certain of Inmarsat’s network and end user devises and a shift in frequencies between the MSV Parties and Inmarsat which would lead to additional spectrum contiguity and more relaxed operating rules for the Company. Over the transition period, the MSV Parties will be required to make payments to Inmarsat of $250 million in cash. Upon the commencement of Phase 1, the Company will issue to Inmarsat a number of shares of the Company’s common stock having a value of $31.3 million, valued in accordance with terms of the agreement. In accordance with the terms of the agreement, Inmarsat and the MSV Parties are in discussions as to whether the closing of the Senior Unsecured Notes will be designated by the MSV Parties as a triggering investment and, if so, what the valuation of the Company’s common stock would be in connection with the required stock issuance. Upon the completion of the transition of the spectrum in Phase 1, the Company will issue to Inmarsat a number of shares of the Company’s common stock having a value of $56.3 million based on the average closing price of the Company’s common stock for the prior forty five (45)-trading day period. The MSV Parties have the option to accelerate the transition timing by accelerating payment to Inmarsat of $50 million that would be credited towards the $250 million in cash payments.

Subsequent to the exercise of the Phase 1 Option, between January 1, 2010 and January 1, 2013, the MSV Parties have the option (the Phase 2 Option) for Inmarsat to modify its North American operations in a manner that will make additional spectrum available to MSV at a cost of $115 million per year, resulting in substantially more spectrum to the benefit of MSV Parties. If the Company does not exercise the Phase 2 Option, then between January 1, 2013 and January 1, 2015, Inmarsat would have the option to require the MSV Parties to exercise the Phase 2 Option on the same terms.

Future Financing Needs

The Company will need significant additional financing in the future. This additional financing may take the form of the issuance of bonds or other types of debt securities, the issuance of equity securities, loans under a credit facility or a combination of the foregoing. Debt or additional equity financing may not be available when needed, on favorable terms, or at all. Any debt financing the Company obtains may impose various restrictions and covenants on the Company which could limit its ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. The Company may also be subject to significant interest expense under the terms of any debt the Company incurs.

The Company continues dialogue with other MSS operators who operate systems in adjacent spectrum in the L-band with the objective of rearranging respective spectrum assignments to create contiguous blocks of spectrum, and in some instances enabling MSV to access additional spectrum for the benefit of MSV and its strategic partners. The consummation of agreements of this nature could result in significant time, effort and cost. The likelihood or timing of reaching such agreements is uncertain.

Off-balance Sheet Financing

The Company did not enter into any off-balance sheet financing arrangements, other than operating leases in the normal course of business, during the three and six months ended June 30, 2008. As of June 30, 2008, the Company does not have any off-balance sheet financing arrangements that had or were reasonably likely to have a current or future impact on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Future Minimum Commitments

The Company leases office space, computers and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase. The Company’s various non-cancelable vendor arrangements (including satellite, launch vehicle, base transceiver subsystems and air interface technology construction), long-

term and other debt arrangements, non-cancelable operating leases and agreements with initial terms of greater than one year are as follows as of June 30, 2008 for the years ending December 31 (in thousands):

	Leases	Boeing (a)	HNS	Launch Services	Satellite Operational Services	Debt	Other	Total
2008	$1,274	$36,104	$8,829	$20,210	$1,667	$15,729	$5,908	$89,721
2009	2,008	66,380	10,946	98,316	2,884	34,416	3,924	218,874
2010	2,194	79,426	—	38,589	1,884	146,108	300	268,501
2011	615	—	—	—	1,434	146,380	158	148,587
2012	336	—	—	—	1,434	151,251	158	153,179
Thereafter	4,661	—	—	—	17,447	980,084	1,895	1,004,087
	$11,088	$181,910	$19,775	$157,115	$26,750	$1,473,968	$12,343	$1,882,949

(a) Amounts exclude in-orbit incentives and associated interest. The amounts also exclude payments to Boeing under vendor notes payable, as such amounts are included in the future payments related to debt.

Cash Flow

Net Cash Used in Operating Activities. During the six months ended June 30, 2008, as compared to the same period in 2007, net cash used in operating activities increased $10.2 million primarily due to increases in personnel, staffing and related costs, and increased expenses to develop the next generation network.

Net Cash Used in Investing Activities. During the six months ended June 30, 2008, as compared to the same period in 2007, net cash used in investing increased due to sales and maturities of investments, and the payment of estimated taxes related to TMI Delaware in 2008, offset by a reduction in the purchase of property and equipment.

Net Cash Provided by Financing Activities. During the six months ended June 30, 2008, as compared to the same period in 2007, net cash provided by financing activities increased primarily as a result of proceeds from the issuance of the Senior Unsecured Notes of $150 million in 2008.

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

Through common ownership by Harbinger, the Company’s related parties include Inmarsat, TerreStar Corporation, TerreStar Networks and HNS. The Company’s related parties also include LCC International Inc., which is controlled by a former limited partner and former member of MSV GP’s Board of Directors. Certain of MSV’s intellectual property was acquired by assignment from entities controlled by such fomer limited partner. In certain circumstances where the Company generates royalties from licensing its ATC intellectual property to third parties, the Company may be required to share a portion of such royalty payments with such former limited partner and related entities. The following tables summarize related party transactions (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007
Income, including management fees	$162	$566	$335	$1,134
Expenses	—	1,257	1,010	1,952
Costs related to system under construction	4,398	4,300	10,913	4,300

	As of June 30, 2008	As of December 31, 2007
Due from related parties	$104	$617
Due to related parties	7,226	247

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s foreign currency management policy prohibits speculative trading and allows for derivative contracts to be entered into only when a future foreign currency requirement is identified. These contracts generally have durations of less than one year. The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify as hedges of future cash flows. The Company has not elected hedge accounting for any derivative contracts during the six month periods ended June 30, 2008 and 2007, or at any other time over the past two years. As of June 30, 2008, the Company held contracts of $3.3 million. The Company recognized a gain of $0.1 million during the three and six months ended June 30, 2008 related to such contracts.

Interest Rate Risk

Changes in interest rates affect the fair value of the Company’s fixed rate debt. The fair value of the Senior Secured Discount Notes at June 30, 2008 was $516.6 million. The fair value of the Senior Unsecured Notes at June 30, 2008 was $125.5 million. Based on securities outstanding at June 30, 2008, a 1% increase or decrease in interest rates, assuming similar terms and similar assessment of risk by the Company’s lenders, would change the estimated market value, of these securities, by $24.6 million and $25.9 million, respectively at June 30, 2008. The Company does not have cash flow exposure to changing interest rates on its Senior Secured Discount Notes or Senior Unsecured Notes because the interest rates for those securities are fixed. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of the Company’s financial instruments. The actual impact of future changes in market interest rates on Senior Secured Discount Notes and Senior Unsecured Notes may differ significantly from the impact shown in this analysis.

The Company has cash flow exposure to changing interest rates on its Vendor Notes because the interest rate for these securities is not fixed. As of June 30, 2008 the Company had $54.2 million outstanding under its Vendor Notes with interest rates tied to changes in the LIBOR rate. Based on balances outstanding at June 30, 2008, a 1% increase in interest rates, assuming repayment of the Vendor Note in accordance with scheduled maturities, could add $0.8 million to the Company’s annual interest expense.

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the three-month period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of July 31, 2008, Harbinger and its affiliates collectively owned an aggregate of 17,098,565 shares of our voting common stock, representing approximately 48.4 percent of our outstanding common stock. In addition, as of July 31, 2008, Harbinger had the right to acquire (i) an additional 442,825 shares of voting common stock, which shares are being held in escrow pursuant to the terms of Harbinger’s agreement with the Apollo Stockholders, and (ii) an aggregate of approximately 12.5 million shares of voting common stock upon exercise of warrants. Harbinger and its affiliates also beneficially own an aggregate of 20,580,940 shares of our non-voting common stock. Harbinger also owns a significant interest in TerreStar Corporation, and therefore may acquire a substantial number of additional shares of our voting common stock upon TerreStar Corporation’s completion of its distribution to stockholders of approximately 25.5 million shares of our common stock held by TerreStar Corporation.

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

Drew Caplan has served as the Company’s Chief Network Officer since January 2007. Mr. Caplan previously served as Vice President of National Network Services at Nextel Communications from November 1996 to August 2005. Prior to joining Nextel, Mr. Caplan served in progressive engineering, operations, and product development roles at MCI Communications from 1983 to 1995. He was a founding member of MCImetro, MCI’s CLEC startup, in 1993. Mr. Caplan, who is 47 years of age, holds a BS from Georgetown University.

Effective August 4, 2008, the Company entered into a retention bonus arrangement (“Bonus Arrangement”) with Mr. Drew Caplan pursuant to which the Company has agreed to pay to Mr. Caplan two lump sum cash payments: the first payment of $175,000 will be made on August 15, 2008, and the second payment of $175,000 will be made on December 29, 2008, subject to his continued employment with the Company on each such date. If prior to August 15, 2010, the Company terminates Mr. Caplan’s employment other than for cause, he will be entitled to retain any previously paid portion of the retention bonus but he will forfeit the right to any yet unpaid retention bonus payment. If prior to August 15, 2010, Mr. Caplan’s employment with the Company terminates because of his death or disability, the Company will pay to Mr. Caplan or his beneficiaries any then unpaid portion of the retention bonus on the applicable payment date. In the event that prior to August 15, 2010, Mr. Caplan’s employment is terminated by the Company for cause or Mr. Caplan terminates his employment with the Company for any reason, or for no reason, Mr. Caplan will be obligated to repay any previously paid amounts to the Company within 30 days of the date on which the notice of such termination is given. If Mr. Caplan (i) continues to be employed by the Company as of August 15, 2010, (ii) the Company has not given notice of intention to terminate Mr. Caplan’s employment for cause and (iii) Mr. Caplan has not given notice of his intention to terminate his employment with the Company, his repayment obligation will terminate.

The Bonus Arrangement provides that effective August 15, 2008, the Company has granted to Mr. Caplan 50,000 shares of restricted common stock of the Company, par value $0.01 per share, under the Company’s 2006 Equity and Incentive Plan. The restricted stock will become vested in full on August 15, 2010, provided that Mr. Caplan continues to be employed by the Company on such date. During the restricted period the restricted stock will not be transferable but Mr. Caplan will have other rights as a stockholder with respect to such shares, including the right to vote the shares and the right to receive dividends; provided, that if there is a stock dividend, stock split or other change in character or amount of the restricted stock award, any new, substituted or additional securities to which Mr. Caplan is entitled by reason of his ownership of the restricted stock will be subject to the same restrictions and risk of forfeiture as is the original grant of restricted stock. If prior to August 15, 2010, Mr. Caplan’s employment with the Company is terminated (i) by the Company without cause or (ii) because of Mr. Caplan’s death or disability the restricted stock will immediately vest in full. If prior to August 15, 2010, Mr. Caplan’s employment with the Company is terminated for any other reason, the restricted stock will immediately be forfeited.

Item 6.	Exhibits.

10.1

Master Contribution and Support Agreement, dated July 24, 2008, by and among Harbinger Capital Partners Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Fund I, L.P., Harbinger Co-Investment Fund, L.P., SkyTerra Communications, Inc., Mobile Satellite Ventures Subsidiary LLC, and Mobile Satellite Ventures L.P. (incorporated by reference to Exhibit 10.1 to SkyTerra's Current Report on Form 8-K filed on July 25, 2008).

10.2

Stock Purchase Agreement, dated July 24, 2008, between SkyTerra Communications, Inc. and Harbinger Co-Investment Fund, L.P. (incorporated by reference to Exhibit 10.2 to SkyTerra's Current Report on Form 8-K filed on July 25, 2008).

10.3

Securities Purchase Agreement, dated July 24, 2008, by and among Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., SkyTerra Communications, Inc., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (incorporated by reference to Exhibit 10.3 to SkyTerra's Current Report on Form 8-K filed on July 25, 2008).

10.4	Form of Indenture (incorporated by reference to Exhibit 10.4 to SkyTerra's Current Report on Form 8-K filed on July 25, 2008).

10.5	Form of Warrants (incorporated by reference to Exhibit 10.5 to SkyTerra's Current Report on Form 8-K filed on July 25, 2008).

10.6

Registration Rights Agreement, dated July 24, 2008, by and among SkyTerra Communications, Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Harbinger Capital Partners Fund I, L.P. (incorporated by reference to Exhibit 10.6 to SkyTerra's Current Report on Form 8-K filed on July 25, 2008).

10.7	Director Stock Option Grant Form of Award

10.8	SkyTerra Communications, Inc./Mobile Satellite Ventures, LP Executive Employment Agreement for Alex H. Good

10.9	SkyTerra Communications, Inc./Mobile Satellite Ventures, LP Executive Employment Agreement for Scott G. Macleod

10.10	Executive Severance Agreement between SkyTerra Communications, Inc. and Randy Segal

10.11	Amendment No. 1 to the 2006 SkyTerra Communications, Inc. Equity and Incentive Plan.

10.12	Letter Agreement dated August 4, 2008, between SkyTerra and Drew Caplan regarding certain employment matters

10.13	Appendix A – Promissory Note

10.14	Appendix B - Drew Caplan Restricted Stock Agreement dated August 4, 2008

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

Date: August 4, 2008	By:	/s/ Alexander H. Good
Alexander H. Good
Chief Executive Officer and President

Date: August 4, 2008	By:	/s/ Scott Macleod
Scott Macleod
Executive Vice President and Chief Financial Officer