Form 10-Q
period 2008-09-30
SKYTERRA COMMUNICATIONS INC
filed 2008-11-10
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008 there were 48,086,578 shares of the Company’s voting common stock and 59,958,499 shares of the Company’s non-voting common stock outstanding.

SKYTERRA COMMUNICATIONS, INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

SkyTerra Communications, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Services and related revenues	$7,352	$7,176	$21,892	$20,668
Equipment sales	1,867	1,669	4,252	3,952
Other revenues	231	264	706	761
Total revenues	9,450	9,109	26,850	25,381
Operating expenses:
Cost of equipment sold	1,549	1,331	3,451	3,204
Operations and cost of services (exclusive of depreciation and amortization)	9,474	6,145	23,082	17,449
Sales and marketing	1,668	2,149	6,412	5,235
Research and development (exclusive of depreciation and amortization)	3,937	2,841	11,191	7,048
General and administrative	9,833	7,196	25,727	21,658
Depreciation and amortization	8,268	7,793	24,546	21,728
Total operating expenses	34,729	27,455	94,409	76,322
Operating loss	(25,279)	(18,346)	(67,559)	(50,941)
Other income (expense):
Interest income	1,265	4,052	6,213	14,884
Interest expense	(8,633)	(8,162)	(29,980)	(30,848)
Impairment of investment in TerreStar Networks	(42,881)	(22,520)	(59,675)	(22,520)
Other income (expense), net	(1,578)	(867)	(715)	(498)
Loss before income taxes	(77,106)	(45,843)	(151,716)	(89,923)
Benefit from income taxes	298	204	758	97
Minority interest	157	739	443	3,305
Net loss	$(76,651)	$(44,900)	$(150,515)	$(86,521)

Basic and diluted loss per common share	$(0.72)	$(0.44)	$(1.42)	$(0.87)
Basic and diluted weighted average common shares outstanding	106,115,078	101,582,277	106,064,731	98,995,856

See accompanying notes.

SkyTerra Communications, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$52,959	$127,905
Investments	96,454	97,764
Accounts receivable, net of allowance of $35 and $86, respectively	6,940	4,957
Inventory	1,336	2,531
Other current assets	6,258	3,811
Total current assets	163,947	236,968
Property and equipment, net	640,446	417,052
Intangible assets, net	531,300	539,057
Goodwill	11,871	12,435
Investment in TerreStar Networks	18,425	78,100
Other assets	13,293	11,423
Total assets	$1,379,282	$1,295,035
Liabilities and stockholders’ equity
Current liabilities:
Notes payable, current portion	$574	$15,745
Accrued interest on senior unsecured notes	7,745	—
Accounts payable	2,694	4,189
Accrued expenses	20,260	48,185
Deferred revenue, current portion	3,102	3,319
Other current liabilities	190	1,260
Total current liabilities	34,565	72,698
Senior secured discount notes, net	611,561	552,719
Senior unsecured notes, net of discount	134,263	—
Notes payable, net of current portion	60,940	36,302
Deferred revenue, net of current portion	15,259	16,333
Other long term liabilities	1,053	257
Total liabilities	857,641	678,309
Commitments and contingencies
Minority interest	129	508
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 200,000,000 shares; 48,086,578 and 34,265,663 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	481	343
Non-voting common stock, $0.01 par value. Authorized 100,000,000 shares; 59,958,499 and 72,614,414 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	600	726
Additional paid-in capital	1,008,265	952,520
Accumulated other comprehensive loss	(1,803)	(1,855)
Accumulated deficit	(486,031)	(335,516)
Total stockholders’ equity	521,512	616,218
Total liabilities and stockholders’ equity	$1,379,282	$1,295,035

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Non-voting Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2007	34,265,663	$343	72,614,414	$726	$952,520	$(1,855)	$(335,516)	$616,218
Exchange of MSV unit options for SkyTerra options	—	—	—	—	19,333	—	—	19,333
Issuance of warrants	—	—	—	—	27,216	—	—	27,216
Exercise of SkyTerra options	80,000	1	—	—	63	—	—	64
Equity-based compensation	1,085,000	11	—	—	9,133	—	—	9,144
Conversion of non-voting to voting common stock	12,655,915	126	(12,655,915)	(126)	—	—	—	—
Net loss	—	—	—	—	—	—	(150,515)	(150,515)
Foreign currency translation adjustment	—	—	—	—	—	52	—	52
Balance, September 30, 2008	48,086,578	$481	59,958,499	$600	$1,008,265	$(1,803)	$(486,031)	$521,512

See accompanying notes.

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months Ended September 30,
	2008	2007
Operating activities
Net loss	$(150,515)	$(86,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash and working capital items	114,873	71,393
Net cash used in operating activities	(35,642)	(15,128)
Investing activities
Purchase of property and equipment	(152,304)	(198,662)
Restricted cash	(116)	1,494
Purchase of investments	(215,879)	(249,083)
Maturity of investments	216,637	352,192
Cash received in BCE Exchange Transaction for assumed tax liabilities	—	37,000
Payments for assumed tax liabilities of entity acquired in BCE Exchange Transaction	(36,906)	—
Net cash used in investing activities	(188,568)	(57,059)
Financing activities
Proceeds from issuance of Senior Unsecured Notes and Warrants	150,000	—
Principal payments on notes payable	(708)	(183)
Proceeds from issuance of notes payable	—	1,219
Proceeds from exercise of SkyTerra stock options	64	588
Proceeds from exercise of MSV unit options	—	564
Net cash provided by financing activities	149,356	2,188
Effect of exchange rates on cash and cash equivalents	(92)	(183)
Net decrease in cash and cash equivalents	(74,946)	(70,182)
Cash and cash equivalents, beginning of period	127,905	195,017
Cash and cash equivalents, end of period	$52,959	$124,835
Supplemental information
Cash paid for interest	$2,940	$302
Cash paid for income taxes	$1,027	$1,024

See accompanying notes.

SkyTerra Communications, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Basis of Presentation

All SkyTerra Communications, Inc. (SkyTerra or the Company) operating and development activity is performed through its 99.3% owned consolidated subsidiary Mobile Satellite Ventures LP (MSV). MSV holds a 46.6% effective interest in Mobile Satellite Ventures (Canada) Inc. (MSV Canada) through its 20% interest in MSV Canada and a 33.3% interest in Mobile Satellite Ventures Holdings (Canada) Inc., which is the parent company of MSV Canada. MSV has determined that it is the primary beneficiary of MSV Canada as a result of its obligation, by contract, to fund the operations of MSV Canada, and as a result of a rights and services agreement and a capacity lease agreement between MSV and MSV Canada. As such, and in accordance with FASB Interpretation No. 46, Variable Interest Entities (FIN 46), MSV Canada has been consolidated into the financial results of MSV. Although MSV Canada is Canadian owned and controlled within the meaning of the Telecommunications Act (Canada) and the Radiocommunication Regulations (Canada), references to the "Company" or MSV, include MSV Canada.

The Company currently offers a range of mobile satellite services using two geostationary satellites that support the delivery of data, voice, fax and dispatch radio services. The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including internet access and voice services, in the United States and Canada. The Company plans to launch two new satellites, MSV-1 and MSV-2, that will serve as the core of this next generation network. The launch window for MSV-1 is expected to open in the fourth quarter of 2009, and continue through the first quarter of 2010.  The launch of MSV-1 is currently expected to occur in the first quarter of 2010.  The launch of MSV-2 is currently expected to occur in the second half of 2010.MSV is licensed by the United States and Canadian governments to operate both current and next generation satellite systems in the L-band spectrum which MSV has coordinated for its use. MSV holds an ancillary terrestrial component (ATC) authorization that will allow operation of a satellite/terrestrial hybrid network in the United States. Deployment of an ATC network has not yet begun, and development is in process. The Company’s spectrum footprint covers a total population of nearly 330 million.

The Company’s operations are subject to significant risks and uncertainties, including technological, competitive, financial, operational, and regulatory risks associated with the wireless communications business. The Company will require substantial additional capital resources to construct its next generation network.

The Company’s current operating assumptions and projections, which include the committed funding discussed below and reflect management’s best estimate of future revenue, operating expenses, and capital commitments, indicate that the Company’s current sources of liquidity (including the Harbinger financing discussed below) should be sufficient to fund operations through the third quarter of 2010. The Company’s ability to meet its projections, however, is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate. Additional funds will be needed to complete the construction of the next generation network and fund operations beginning in the fourth quarter of 2010. Although the Company secured committed financing in July 2008, pursuant to an agreement with Harbinger (described in Note 6), Harbinger may not be required to fund the committed financing under certain circumstances, including upon the occurrence of an event that could be deemed a material adverse change. Pursuant to the terms of the agreement with Harbinger, committed funding of $500 million through the sale of four tranches of 16% Senior Unsecured Notes in total is expected to occur on the following dates:

•	$150 million – January 2009
•	$175 million – April 2009
•	$75 million – July 2009
•	$100 million – January 2010

The remaining cost of carrying out the Company’s business plan will be significant, and is significantly more than the Company’s currently available and committed resources. If the Company fails to obtain necessary financing on a timely basis, its satellite construction, launch, or other events necessary to conduct the Company’s business could be materially delayed, or its costs could materially increase; the Company could default on its commitments to its satellite construction or launch contractors, creditors or other third parties, leading to termination of construction or inability to launch the Company’s satellites; the Company may not be able to launch its next generation integrated network as planned and may have to discontinue operations or seek a purchaser for its satellite business or assets. MSV could lose its FCC or Industry Canada licenses or its international rights if it fails to achieve required performance milestones. The Company may not be able to continue as a going concern if it fails to obtain necessary financing on a timely basis.

           The U.S. and worldwide financial markets have recently experienced unprecedented volatility, particularly in the financial services sector. No assurance can be given that Harbinger will satisfy its funding commitments to the Company in a timely manner, or at all. If Harbinger does not satisfy its funding commitments, the Company may be unable to find alternative financing sources, particularly in light of the current turmoil in the U.S. and worldwide financial markets, and may not be able to continue as a going concern.

The terms of the Company’s current indebtedness and the Securities Purchase Agreement include significant limitations on additional debt, including amount, terms, access to security, duration, among other factors, and impose limitations on the structure of strategic transactions. In addition, the Master Agreement with Harbinger (see Note 6) prohibits, without the prior written consent of Harbinger, the Company’s issuance of common stock or securities to acquire the Company’s common stock in excess of five million shares, other than pursuant to the Company’s employee benefit plans, and the Company’s incurrence of indebtedness greater than $1.66 billion, excluding the 16% Senior Unsecured Notes and financing any debt with respect to the period after March 31, 2010.

In addition to the contractual limitations described above, there currently is little trading in shares of the Company’s common stock, which limits its ability to raise funding through public equity issuances. The recent turmoil in global credit markets and the weakening global economy could negatively impact the Company’s ability to access the capital markets and fund its operations if Harbinger does not satisfy its funding commitments. Furthermore, the Company may not be able to sell its 11.1% ownership stake in TerreStar Networks.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, equity, and disclosure of contingencies and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments, particularly judgments with respect to the realizability of long-lived assets, including the realizability of the satellite base station capital investment, and estimates relating to the valuation of the investment in TerreStar Networks Inc. (TerreStar Networks), valuation of intangible assets, the useful lives of long-lived assets, the valuation and classification of investments, and the valuation of debt and warrants, among others, have a material impact on the financial statements. Actual results and outcomes could differ from these estimates and assumptions.

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

          SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain assets and liabilities at fair value, including certain of the Company’s available-for-sale investments, money market funds and foreign currency contracts. On a non-recurring basis, the Company measures other assets and liabilities at fair value, including the investment in TerreStar Networks, the senior unsecured notes, and the warrants associated with the senior unsecured notes.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP No. 157-3). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The provisions of FSP No. 157-3 were effective upon issuance and for financial statements not yet reported. The adoption of FSP No. 157-3 did not have a material impact on our consolidated financial statements.

The Company’s fair value measurements at September 30, 2008 using the framework of SFAS No. 157 were as follows (in thousands):

	Balance as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses)
Assets:
Cash equivalents	$52,959	$45,979	$6,980	$—	$—
Investments	96,454	84,538	11,916	—	(1,600)
Investment in TerreStar Networks	18,425	—	18,425	—	(59,675)
Foreign currency contracts	(79)	(79)	—	—	(79)
	$167,759	$130,438	$37,321	$—	$(61,354)

The Company accounted for the issuance of warrants, which were associated with the senior unsecured notes, in accordance with Accounting Principles Board Opinion (APB) No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, whereby the Company separately measured the fair value of the senior unsecured notes and the warrants and allocated the total proceeds of $150 million on a pro-rata basis to each. Based on these fair value determinations the allocation of the proceeds to the senior unsecured notes and warrants was $122.8 million and $27.2 million, respectively, on the closing date of January 7, 2008 (see Note 4).

The Company’s fair value measurements recorded during September 30, 2008 using the framework of SFAS No. 157 were as follows (in thousands):

	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses)
Liabilities:
Senior unsecured notes	$127,500	$—	$127,500	$—	$—
Warrants	28,261	—	28,261	$—	—
	$155,761	$—	$155,761	$—	$—

Derivative Financial Instruments

The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify as hedges of future cash flows. The Company has not followed hedge accounting for any derivative contracts during the nine month periods ended September 30, 2008 and 2007. As of September 30, 2008 the Company held foreign currency contracts with maturities of less than one year of $3.1 million, for which it has recognized a loss of $0.1 million during the three and nine months ended September 30, 2008. As of December 31, 2007 the Company held foreign currency contracts with maturities of less than one year of $1.8 million.

Investments

Investments include commercial paper, certificates of deposit, municipal bonds and securities issued by government agencies. The classification of investments is determined at the time of purchase and re-evaluated at each balance sheet date. The Company holds investments classified as “held-to-maturity” that are reported at amortized cost. The Company holds investments classified as “available-for-sale” that are reported at fair value, with changes in fair value reported within equity as a component of other comprehensive income. The Company holds no investments that are classified as “trading securities”. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method.

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

During the three months ended September 30, 2008 the credit markets came under severe pressure from a confluence of events including the collapse of the sub-prime market, deterioration in the credit default swap market, the near-standstill of the commercial paper market, government control of Fannie Mae and Freddie Mac, the failure of Lehman Brothers, and government-led rescue efforts regarding Merrill Lynch, Wachovia, and AIG. In addition, extraordinary measures taken by U.S. and foreign governments to reestablish the credit markets, including the passage of a $700 billion bailout (including the $250 billion equity injection into financial institutions), have yet to restore fully functioning credit markets.

As a result of these market conditions, the Company made adjustments to its cash and investment position in an effort to reduce exposure to principal loss. Specifically, several securities were sold resulting in insignificant realized gains or losses on those securities during the three months ended September 30, 2008. The Company is now willing to dispose of certain other investments prior to maturity.  Accordingly, the Company now classifies these particular investments as “available for sale” and they are recorded at their estimated fair market value as of September 30, 2008.  No unrealized gain or loss was recognized upon reclassification, as the fair market value of these investments approximated their amortized cost.

As a result of the state of the U.S. credit markets, there was not an active market for certain investments held by the Company at September 30, 2008. The Company evaluated the fair market value of such holdings using relevant and available indicators in order to determine if any of the Company’s investments were “other-than-temporarily impaired”. In addition, the Company consulted and followed guidance provided by the SEC Office of the Chief Accountant and FASB Staff Clarifications issued on September 30, 2008. Among factors considered by the Company that were expressly included in such guidance were the following:

•	Internal assumptions such as expected cash flows were used to measure fair value when relevant market data did not exist.
•	Appropriate use of broker quotes. Broker quotes are not necessarily indicative of fair value in an illiquid market.
•	Consideration that disorderly transactions are not indicative of fair value.

As result of the Company’s analysis it was determined that one commercial paper investment had become “other-than-temporarily impaired” in the amount of $1.6 million and was written down to its estimated fair value, with the impairment charge included in the statement of operations for the three months ended September 30, 2008.

Investment in TerreStar Networks

The Company owns 11.1% of TerreStar Networks (a consolidated subsidiary of TerreStar Corporation) that it accounts for under the cost method. The Company evaluates impairment of such investments in accordance with FSP No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Accordingly, the Company considers both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as its intent and ability to hold investments that may have become temporarily or otherwise impaired.

On September 12, 2008, the Company entered into a Transfer and Exchange Agreement with TerreStar Corporation. Pursuant to the agreement transferees (not the Company) will have the right until May 15, 2014 to exchange shares of TerreStar Networks for shares of TerreStar Corporation common stock at an exchange ratio of 4.37 shares of TerreStar Corporation common stock per TerreStar Networks share. Upon the first such exchange, the Company has agreed that it will transfer to TerreStar 3,136,428 shares of common stock of TerreStar Global Ltd., a majority-owned subsidiary of TerreStar Corporation, without additional consideration. The Agreement also provides for SkyTerra’s waiver of TerreStar Corporation’s obligation in the Exchange Agreement among SkyTerra, TerreStar and Motient Ventures Holding Inc., dated May 6, 2006, to use its commercially reasonable efforts to distribute 29,926,074 shares of non-voting common stock of SkyTerra (the “SkyTerra Shares”) to TerreStar Corporation’s stockholders. The carrying amount of TerreStar Global Ltd., which the Company has agreed to transfer to TerreStar without additional consideration under certain circumstances noted above, is zero.

In connection with the execution of the agreement, TerreStar Corporation transferred 23,626,074 SkyTerra Shares to funds affiliated with Harbinger and 6,300,000 SkyTerra Shares to other purchasers. Pursuant to the agreement, SkyTerra entered into letter agreements with each of the transferees of these SkyTerra Shares that provide for the exchange of their SkyTerra Shares for shares of voting common stock of SkyTerra on a one-for-one basis and for the registration of such shares for resale with the SEC. On September 16, 2008, the transferees other than Harbinger exchanged an aggregate of 6,300,000 SkyTerra Shares for an equal number of shares of SkyTerra voting common stock. Harbinger’s exchange in full of its SkyTerra Shares for shares of SkyTerra voting common stock is subject to the grant by the Federal Communications Commission of Harbinger’s pending application to acquire control of SkyTerra, and certain of Harbinger’s SkyTerra Shares are being held by a collateral agent until such time. Funds affiliated with Harbinger own a significant number of shares of SkyTerra voting common stock, as disclosed in Harbinger’s Report on Schedule 13D/A filed with the SEC on August 25, 2008.

During the three and nine months ended September 30, 2008, the observable quoted market price of TerreStar Corporation common stock decreased. The decline in TerreStar Corporation’s stock price indicated there may have been a decline in the fair value of the Company’s investment in TerreStar Networks.

Upon the adoption of SFAS No. 157, effective January 1, 2008, the Company evaluated the various methods under which it had previously estimated the fair value of its investment in TerreStar Networks. Based on this assessment, the Company determined that its market based valuation approach (Market Method) that utilizes observable quoted market inputs (Level 1 inputs) and observable other than quoted market inputs (Level 2 inputs), was at a higher level of the fair value hierarchy than other methods it had previously utilized. Accordingly, the Company used the Market Method to perform its assessment of impairment of the investment in TerreStar Networks at March 31, 2008, and June 30, 2008.

To perform its assessment of impairment as of September 30, 2008, the Company updated its approach in light of the Transfer and Exchange Agreement with TerreStar Corporation and the exchange ratio agreed upon that would allow exchange of TerreStar Networks shares for TerreStar Corporation shares that are publicly traded (Exchange Method). The Company now uses that exchange ratio and the quoted market price of TerreStar Corporation common stock to determine the fair value of the TerreStar Networks shares it owns. The Company believes the previously used Market Method is a lower level in the fair value hierarchy due to the Exchange Method’s direct, rather than indirect, link to the publicly traded securities of TerreStar Corporation.

At September 30, 2008, June 30, 2008, and March 31, 2008, the investment in TerreStar Networks valued under the methods described above was $18.4 million, $61.3 million and $69.7 million, respectively. Based on these valuations, the Company determined that the TerreStar Networks investment had become other than temporarily impaired at each balance sheet date. The investment was written down to fair value, resulting in a charge of $42.9 million and $59.7 million during the three and nine months ended September 30, 2008, respectively. There is no assurance that the proceeds from the ultimate disposition of this asset, if any, will be equal to or greater than the $18.4 million carrying amount recorded as of September 30, 2008.

The quoted market price of TerreStar Corporation common stock has continued to decline subsequent to September 30, 2008. The Company will evaluate the effect of the decline on the value of its investment in TerreStar Networks to determine if such decline is other-than-temporary in the fourth quarter of 2008.

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

Capitalized Interest

Interest associated with the construction of the Company’s next generation satellites, launch rockets, and ground stations has been capitalized. Total and capitalized interest is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007
Capitalized interest	$19,961	$9,677	$52,541	$20,972
Interest expense	8,633	8,162	29,980	30,848
Total interest	$28,594	$17,839	$82,521	$51,820

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded against deferred tax assets when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in evaluating whether it is more likely than not that deferred tax assets will be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position or results of operations. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements for any period through September 30, 2008. The Company’s policy is to recognize interest and penalties on its income tax matters in the income tax provision.

A valuation allowance has been recorded against substantially all of the Company’s deferred tax assets. The Company has recorded a deferred tax asset for MSV Canada as it intends to carryback losses expected in the current and in future years to obtain refunds of taxes paid in prior years.

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

Other Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended September 30, 2008 and 2007, comprehensive loss was $76.7 million and $45.1 million, respectively. For the nine months ended September 30, 2008 and 2007, comprehensive loss was $150.5 million and $86.9 million, respectively. The difference between net loss and comprehensive loss is due to foreign currency translation adjustments.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to the common shareholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted loss per common share reflects the potential dilution for the exercise or conversion of securities into common stock. For the three and nine months ended September 30, 2008 and 2007, options, warrants, and unvested restricted stock aggregating 27,655,522, and 5,145,821 shares, respectively, were excluded from the computation of diluted net loss per common share as the effect would have been anti-dilutive.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The presentation of a noncontrolling interest has been modified for both the income statement and balance sheet, as well as expanded disclosure requirements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 amends SFAS No. 133 by improving financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is in the process of evaluating the impact, if any, that SFAS No. 161 will have on its consolidated financial statements.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP No. 124-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The provisions of FSP No. 142-3 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is in the process of evaluating the impact, if any, that FSP No. 142-3 will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact, if any, that EITF 07-5 will have on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. The Company’s unvested restricted stock is considered a participating security. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The Company is in the process of evaluating the impact that FSP EITF 03-6-1 will have, if any, on its earnings per share amounts.

Reclassifications

Certain prior-year amounts related to next generation expenditures have been reclassified within operating expenses to conform to the current-year presentation.

3. Acquisition of Minority Interests and Option Exchange

On January 5, 2007, the Company acquired additional equity interests in MSV from BCE Inc. (BCE) (the BCE Exchange Transaction). On February 12, 2007 and November 30, 2007 the Company acquired additional equity interests in MSV from TerreStar Corporation. These transactions were accounted for under the purchase method of accounting and are described more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2007. On August 6, 2008 the Company closed on an offer that had been made to all MSV option holders as of that date, to grant them new options under the SkyTerra Stock Option Plan, generally in exchange for surrender and termination of their MSV options (the “Option Exchange”). This transaction was accounted for under the purchase method of accounting as described more fully in Note 5.  The following unaudited pro forma information is presented as if the Company had completed all the above transactions as of January 1, 2007.

The pro forma information is not necessarily indicative of what the results of operations would have been had the transactions taken place at such date or of the future results of operations (in thousands except per share information):

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Pro forma revenues, unaudited	$9,450	$9,109	$26,850	$25,381
Pro forma depreciation and amortization, unaudited	8,358	8,087	25,153	24,213
Pro forma operating loss, unaudited	(25,369)	(18,640)	(68,166)	(53,426)
Pro forma net loss, unaudited	(76,741)	(46,031)	(151,122)	(92,655)
Pro forma net loss per share – basic and diluted, unaudited	$(0.72)	$(0.43)	$(1.42)	$(0.87)

 4. Debt

Debt consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Senior secured discount notes, net	$611,561	$552,719
Senior unsecured notes, net	134,263	—
Notes payable - vendor	60,940	50,765
Note payable	551	1,058
Note payable due to Telesat Canada	23	224
	807,338	604,766
Less: Current portion	(574)	(15,745)
Total debt	$806,764	$589,021

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

The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of the Company’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. MSV may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided it maintains a leverage ratio (as defined) of 6 to 1. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Secured Discount Notes as of September 30, 2008.

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

In June 2008, the Company made its scheduled interest payment “in-kind” on the Senior Unsecured Notes through the issuance of $10.9 million of additional Senior Unsecured Notes, which are included in the balance of Senior Unsecured Notes in the balance sheet as of September 30, 2008.

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

The terms of the Senior Unsecured Notes require MSV to comply with certain covenants that restrict some of MSV’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Unsecured Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Unsecured Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Unsecured Notes as of September 30, 2008.

Notes Payable – Vendor

MSV has financed$60.9 million of satellite vendor payments with secured vendor notes payable (Notes Payable - Vendor) that bear interest of LIBOR plus 400 basis points plus a 2% administrative fee. The Notes Payable - Vendor are secured by the satellites under construction.

On July 3, 2008, MSV entered into an agreement with Boeing to amend its existing contract with respect to its satellite system procurement. The amendment provides MSV with an additional $40 million of construction payment deferrals on the second satellite under the contract, with an interest rate of LIBOR plus 400 basis points. The original construction payment deferral was in the amount of $76 million. The amendment provides that the original deferrals and the additional deferrals associated with the construction payments will be due and payable upon the earlier of December 20, 2010 or ten days prior to shipment of the MSV-2 satellite, currently planned for the second half of 2010. Prior to the amendment, MSV was to have begun repayment of the original $76 million construction deferrals within one month of reaching the maximum available deferrals, previously estimated to occur in the fourth quarter of 2008, with final payment in the first quarter of 2010. The interest rate on the Notes Payable – Vendor was 7.5% as of September 30, 2008.

In exchange for the additional deferrals and deferral extension date, SkyTerra issued Boeing warrants exercisable for 626,002 shares of SkyTerra voting common stock with an exercise price of $10 per share, subject to certain anti-dilution adjustments, with an exercise period of 10 years, vesting on a proportional basis consistent with the drawdown against the additional deferral amounts. In addition, the delivery date for the MSV-2 satellite was extended by four months, to July 11, 2010, which is within the regulatory license milestone requirements. Finally, MSV agreed that in the event any liquidated damages would be due and payable by Boeing for late delivery of either satellite system, $19 million of any such liquidated damages that would have been earned back by Boeing over a more extended period, would be accelerated and able to be earned back by Boeing over a period of two and one-half years. As additional payment deferrals are taken, warrants that vest at that time will be accounted for pursuant to APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

Remaining future minimum payments as of September 30, 2008 related to the Company’s debt agreements, described above, are as follows for the years ended December 31 (in thousands):

2008	$8,080
2009	34,844
2010	153,080
2011	146,380
2012	151,251
Thereafter	986,722
Total future payments	1,480,357

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

Assumptions used in determining the fair value of SkyTerra options:

Nine months ended September 30, 2008
Expected volatility	58%-61%
Expected term (years)	6
Expected dividends	0%
Risk free rate	2.6%-3.6%

As of September 30, 2008, the Company has outstanding awards of 1,910,000 restricted shares of common stock to executives and board members. Certain of those restricted shares contain vesting based on market conditions. The fair value of the restricted stock grants containing market conditions and deemed service periods were estimated using a Monte Carlo simulation model.

The total equity-based compensation expense related to the SkyTerra equity awards recognized during the nine months ended September 30, 2008 and 2007 was $4.8 million and $3.0 million, respectively, and $1.9 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the total unrecognized compensation related to SkyTerra equity-based compensation is $11.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.

On February 22, 2008 the Boards of Directors of the Company and MSV GP approved a modification of certain outstanding options to purchase the Company’s common stock and MSV’s Limited Investor Units, respectively, that decreased the exercise prices of certain options to an exercise price equal to the then current fair market value of the underlying common stock and Limited Investor Units, respectively. As a result of this modification the Company recorded $0.1 and $2.4 million of additional compensation expense in the three and nine months ended September 30, 2008, respectively. This modification will result in the recognition of additional compensation expense in future periods totaling $0.6 million related to unvested options.

SkyTerra and MSV Unit Option Exchange

On August 6, 2008 the Company closed on an offer that had been made to all MSV option holders as of that date, to grant them new options under the SkyTerra Stock Option Plan, generally in exchange for surrender and termination of their MSV options (the “Option Exchange”). All participating U.S. MSV option holders received options in the Company’s plan at a ratio of 2.82 SkyTerra options for each MSV option terminated, with an exercise price equal to the exercise price of the MSV options terminated divided by 2.82. All participating Canadian MSV option holders received the right to exchange MSV options for SkyTerra options on the same terms in the future. Sale of all shares subject to the options received upon exchange is subject to restrictions until May 1, 2010, with certain exceptions that could result in earlier termination of the restrictions. Upon the release of these restrictions Canadian MSV option holders participating in the Option Exchange will have three business days to complete the exchange of their respective MSV options for SkyTerra options, or their MSV options will become unexercisable.

Upon consummation of the Option Exchange, 3.9 million MSV options held by U.S. MSV option holders were exchanged for 11.0 million SkyTerra options. Additionally, Canadian MSV option holders holding 0.6 million MSV options elected to participate in the Option Exchange, and received rights to receive 1.7 million SkyTerra options if they exchange their respective MSV options for SkyTerra options in the future.

The exchange of vested options held by U.S. MSV option holders that were outstanding at September 25, 2006, the date of the MSV Exchange Transaction, and had not been subsequently modified, have been accounted for under the purchase method of accounting.  The fair value of these SkyTerra options was determined using Monte Carlo simulations, and was estimated to be $19.3 million.

Options that were granted to MSV U.S. employees subsequent to September 25, 2006, or granted prior to September 25, 2006 and subsequently modified after that date, and exchanged on August 6, 2008, have been accounted for as modifications, pursuant to SFAS 123(R), Share-Based Payments. The rights granted to MSV Canadian employees in the Option Exchange have also been accounted for as modifications, pursuant to SFAS 123(R), Share-Based Payments as those option holders continue to hold and have the ability to exercise their respective MSV options. The Company determined that there was no incremental compensation cost as a result of these modifications, based on fair values determined by Monte Carlo simulations.

The $19.3 million purchase price was allocated to long-term assets on a pro-rata basis based on their relative fair values on August 6, 2008, the date of the Option Exchange, as follows:

•	$12.9 million to spectrum assets
•	$4.8 million to property and equipment
•	$1.5 million to intellectual property
•	$0.1 million to customer intangibles

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

The fair value of Limited Investor Units underlying the equity-based awards is an input to the determination of the fair value of equity-based awards. Beginning in 2008, MSV used a 2.82 exchange ratio between the observable market trading price of SkyTerra and MSV, to value a Limited Investor Unit, based on the ratio contemplated in the offer related to the Option Exchange, that was determined to be “value-for-value”, which commenced in March 2008. Prior to 2008, the Company utilized a market approach to estimate the fair value of Limited Investor Units at each date on which equity-based awards were granted, based on the observable trading stock price of SkyTerra common stock, adjusted to account for differences in volatility and liquidity.

Assumptions used in determining the fair value of MSV unit options:

Nine months ended September 30, 2008
Expected volatility	58%-59%
Expected term (years)	6
Expected dividends	0%
Risk free rate	2.1%-3.3%

The Company recognizes compensation expense on a straight-line basis over the requisite service period. The total equity-based compensation expense related to the MSV Unit Option Incentive Plan recognized during the nine months ended September 30, 2008 and 2007 was $4.5 million and $3.1 million, respectively, and $0.3 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively. The total equity-based compensation capitalized as system under construction related to the MSV Unit Option Incentive Plan during the nine months ended September 30, 2008 and 2007 was $0.4 million and $0.3 million, respectively. As of September 30, 2008, the total unrecognized compensation related to MSV equity-based compensation was $2.0 million, which will be recognized over a weighted-average period of 1.2 years.

Subsequent to the MSV Unit Option Exchange described above, there were 711,750 MSV unit options outstanding as of September 30, 2008. No further MSV Unit Option incentives are expected to be awarded in the future.

6. Material Agreements, Commitments and Contingencies

Securities Purchase Agreement

On July 25, 2008, SkyTerra, MSV, and MSV Finance Co. entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with affiliates of Harbinger, pursuant to which MSV and MSV Finance Co. will issue to Harbinger up to $500,000,000 aggregate principal amount of 16% Senior Unsecured Notes due July 1, 2013 (the “Notes”) in four tranches, with the first tranche available on January 6, 2009. In conjunction with the issuance of Notes pursuant to the Securities Purchase Agreement, SkyTerra will issue to Harbinger warrants to purchase up to an aggregate of 25,000,000 shares of voting or non-voting common stock of SkyTerra (at the option of the holder) at an exercise price of $0.01 per share of common stock. Harbinger’s purchase of these Notes is not conditioned upon the commencement or consummation of a business combination with Inmarsat, as described below. Harbinger may not be required to fund the committed financing under certain circumstances, including upon the occurrence of a material adverse change.

Master Support and Contribution Agreement; Stock Purchase Agreement

On July 25, 2008, the Company, MSV and Mobile Satellite Ventures Subsidiary LLC entered into a Master Contribution and Support Agreement (the “Master Agreement”) and certain other agreements with Harbinger and certain of its affiliates. The Master Agreement provides for the possible combination of SkyTerra and Inmarsat, subject to the receipt of required regulatory and antitrust clearances. SkyTerra and Harbinger expect the regulatory approval process, which includes approval from the U.S. Federal Communications Commission, other telecommunications approvals, and antitrust clearances to take approximately 12 to 18 months. Assuming an acceptable conclusion to the regulatory and competition approval process and Harbinger’s determination to proceed with the transaction, the proposed business combination with Inmarsat is expected to be structured as an offer by SkyTerra to acquire all issued and to be issued shares of Inmarsat not owned by Harbinger (the "Offer"), on terms to be determined by Harbinger and in accordance with the Master Agreement. Harbinger has not yet proposed the formal terms or structure of a possible Offer to SkyTerra or Inmarsat. Harbinger may terminate the Master Agreement at any time and is not obligated to proceed with any business combination transaction involving SkyTerra and Inmarsat.

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

As of October 30, 2008 Harbinger owned approximately 28.8% of the issued and outstanding ordinary shares of Inmarsat, and approximately 49.4% of the issued and outstanding shares of voting stock of SkyTerra. Upon completion of the proposed business combination of SkyTerra and Inmarsat, it is expected that Harbinger would own in excess of 85.0% of the outstanding voting stock of the combined entity.

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

If MSV were to elect to terminate the Boeing contract, the Company would be subject to termination charges, including repayment of outstanding payment deferrals, ranging from $204 million to $250 million, declining in mid-2009. Partial termination charges would range from $93 million to $117 million. Future minimum contractual payments exclude all potential performance incentives (which could total a maximum of $96.7 million), interest payments on performance incentives, deferred construction payments, and options.

Launch Contracts

In May 2007, MSV entered into fixed price contracts with ILS International Launch Services, Inc. and Sea Launch Company, LLC to launch the next generation satellites. The launch window for MSV-1 is expected to open in the fourth quarter of 2009, and continue through the first quarter of 2010.  The launch of MSV-1 is currently expected to occur in the first quarter of 2010.  The launch of MSV-2 is currently expected to occur in the second half of 2010. The aggregate cost for these services is $174.8 million. MSV may incur liquidated damages if the contracts are terminated by the Company. If MSV were to terminate the contracts after March 2009 it would not be obligated to make additional payments, and would receive back only a portion of its previously made payments. Through September 30, 2008, the Company has made payments totaling $24.3 million related to these contracts.

Qualcomm Satellite Enabled Mobile Chipsets

In September 2008, MSV, entered into a fifteen-year agreement with Qualcomm Incorporated (Qualcomm) for the provision by Qualcomm of satellite enabled mobile chipsets and satellite base station components built upon Qualcomm-adapted EV-DO technology to facilitate the development of L-band and S-band mobile devices and network systems. A broad range of Qualcomm chipsets, to be available on a mass-market basis, will include satellite and L-band capabilities. The Agreement contemplates that from September 12, 2008, through November 15, 2008, MSV and Qualcomm will complete the detailed specifications and approach for the technology development (the R&S Period). MSV has the right to terminate the Agreement at any time during the R&S Period without any further obligations.

The agreement with Qualcomm also contemplates that other operators (together with MSV, each an Operator) may enter into similar arrangements with Qualcomm. The termination by one Operator of its agreement with Qualcomm does not affect the agreement of any other Operator. The Company has been advised that ICO Satellite Services G.P. (ICO) has entered into a similar agreement with Qualcomm. Each Operator will fund a portion of the related non-recurring expenses (NRE) incurred in connection with the Agreements, which will result in a further sharing of NRE if and when additional Operators enter into similar agreements with Qualcomm.

The MSV portion of the NRE to be paid to Qualcomm is expected to be in an amount not to exceed $10 million, which amount will be reduced if other Operators enter into similar agreements with Qualcomm.

In connection with entering into the Qualcomm agreement, MSV and ICO have entered into a mutual non-assertion agreement with respect to relevant aspects of their respective patent portfolios as well as certain other related agreements to the Qualcomm development effort.

HNS Satellite Base Transceiver System

MSV has an agreement with Hughes Network Systems, LLC (HNS), a related party of the Apollo stockholders through direct stock ownership, which at the time of contract arrangement owned a substantial percentage of the Company’s outstanding voting common stock, and currently a related party to Harbinger, to purchase four satellite base transceiver subsystems (SBTS) utilizing air interface technology based on GMR-3G standards for a fixed price of $43.7 million. The SBTS integrate the satellites into the next generation network.

On September 12, 2008, the Company entered into a fifteen-year agreement with Qualcomm for the provision by Qualcomm of satellite enabled mobile chipsets and satellite base station components built upon Qualcomm-adapted EV-DO technology. The HNS SBTS are not compatible with the Qualcomm EV-DO standard. If the Company decides to build solely around EV-DO, $28.4 million in costs incurred as of September 30, 2008 and $15.3 million in remaining contractual commitments related HNS SBTS may become impaired.

The Company continues to be active in the evaluation of technology paths based on GMR-3G standards and continues to evaluate, both internally and externally, the viability, cost, and benefits of an arrangement based on GMR-3G standards. It is uncertain that an arrangement will be consummated pursuant to which the HNS SBTS will continue to confer future economic benefit to the Company.

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

During the three months ended September 30, 2008 the Company and Inmarsat exchanged certain spectrum rights. The Company has determined the non-monetary transactions did not result in significant changes to the expected cash flows to the Company, and therefore lack commercial substance as defined in APB No. 29, Accounting for Nonmonetary Transactions. As such no accounting was recorded for such exchanges.

Leases

Office facility leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. The Company records rent expense using the straight-line method over the term of the lease agreement. MSV has non-cancelable operating leases that expire starting in December 2008.

Other Agreements

In September 2006, a minority stakeholder in SkyTerra’s MSV Investors, LLC subsidiary distributed to its shareholders all of its assets other than its interest in MSV Investors. Such shareholders indemnified the Company for any taxes imposed on the minority stakeholder for any taxable period or portion thereof ending on or prior to September 26, 2006, including all liabilities for taxes relating to the distribution of its assets as described above. On September 26, 2006, such shareholders paid the Company $7.5 million of cash to pay such taxes. To the extent that the tax liability is less than $7.5 million, the Company will refund the difference. If the former shareholders are unable to pay taxes that exceed the $7.5 million, the Company will be required to make such payments. During the fourth quarter of 2008, the Company is expected to make a refund to the former shareholders.

Prior to the BCE Exchange Transaction, TMI Delaware distributed to BCE and its affiliates all of the assets of TMI Delaware other than its limited partnership interests in MSV and its common stock of MSV GP. Under the terms of the exchange agreement between the Company and BCE, BCE has indemnified the Company for any taxes imposed on TMI Delaware for any taxable period or portion thereof ending on or prior to the closing of the BCE Exchange Transaction, including all liabilities for taxes relating to the distribution of its assets. At closing, BCE transferred $37.0 million of cash to TMI Delaware that the Company will use to pay such taxes. To the extent that the tax liability is less than $37.0 million, the Company will refund to BCE the difference. During the third quarter of 2008, TMI Delaware filed its income tax returns reflecting the BCE Exchange Transaction and made a payment to BCE in the amount of $7.2 million. Refunds of $1.8 million are expected from the Internal Revenue Service related to this tax return. Upon receipt of such refund, the Company will remit such refund to BCE.

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

Future minimum payments related to the Company’s commitments are as follows as of September 30, 2008 for the years ending December 31 (in thousands):

	Leases	Boeing (a)	HNS	Launch Services	Satellite Operational Services	Other	Total
2008	$628	$6,426	$4,398	$13,535	$809	$4,528	$30,324
2009	2,008	86,411	10,946	98,316	2,884	4,206	204,771
2010	2,194	75,348	—	38,589	1,884	300	118,315
2011	615	—	—	—	1,434	158	2,207
2012	336	—	—	—	1,434	158	1,928
Thereafter	4,661	—	—	—	17,447	1,895	24,003
	$10,442	$168,185	$15,344	$150,440	$25,892	$11,245	$381,548

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

The Company’s effective tax rate differs from the Federal statutory rate, due primarily to operating losses for which a valuation allowance has been recognized.

As of December 31, 2007, SkyTerra and the consolidated subsidiaries had unused net operating loss (NOL) carryforwards of $112.3 million expiring from 2020 through 2027. Utilization of U.S. NOL carryforwards may be subject to an annual limitation if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code. On or about April 9, 2008, the Company is likely to have had such an ownership change. The Company is in the process of evaluating whether or not a change occurred and what the impact, if any, would be. Due to the Company’s full valuation allowance on its U.S. NOL carryforwards and other deferred tax assets, a limitation should not materially change the Company’s net deferred tax assets. Despite NOL carryforwards, the Company may have a future income tax liability due to alternative minimum tax or state or foreign tax requirements.

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

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007
Income, including management fees	$163	$670	$499	$1,804
Expenses	75	598	1,085	2,550
Costs related to system under construction	4,430	4,300	15,344	8,599

	As of September 30, 2008	As of December 31, 2007
Due from related parties	$183	$617
Due to related parties	1,817	247

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

The following tables present certain financial information on the Company’s reportable segments for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30, 2008 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$7,352	$7,352	$—	$—	$7,352
Equipment sales	—	1,867	1,867	—	—	1,867
Other revenues	—	231	231	—	—	231
Total revenues	—	9,450	9,450	—	—	9,450
Operating expenses:
Cost of equipment sold	—	1,549	1,549	—	—	1,549
Operations and cost of services (exclusive of depreciation and amortization)	5,392	4,082	9,474	—	—	9,474
Sales and marketing	812	856	1,668	—	—	1,668
Research and development (exclusive of depreciation and amortization)	3,937	—	3,937	—	—	3,937
General and administrative	3,007	1,512	4,519	5,314	—	9,833
Depreciation and amortization	7,610	658	8,268	—	—	8,268
Total operating expenses	20,758	8,657	29,415	5,314	—	34,729
Operating profit (loss)	$(20,758)	$793	$(19,965)	$(5,314)	$—	$(25,279)

	Three months ended September 30, 2007 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$7,176	$7,176	$—	$—	$7,176
Equipment sales	—	1,669	1,669	—	—	1,669
Other revenues	—	264	264	—	—	264
Total revenues	—	9,109	9,109	—	—	9,109
Operating expenses:
Cost of equipment sold	—	1,331	1,331	—	—	1,331
Operations and cost of services (exclusive of depreciation and amortization)	2,186	3,959	6,145	—	—	6,145
Sales and marketing	1,267	882	2,149	—	—	2,149
Research and development (exclusive of depreciation and amortization)	2,841	—	2,841	—	—	2,841
General and administrative	3,519	1,950	5,469	1,727	—	7,196
Depreciation and amortization	7,156	637	7,793	—	—	7,793
Total operating expenses	16,969	8,759	25,728	1,727	—	27,455
Operating profit (loss)	$(16,969)	$350	$(16,619)	$(1,727)	$—	$(18,346)

	Nine months ended September 30, 2008 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$21,892	$21,892	$—	$—	$21,892
Equipment sales	—	4,252	4,252	—	—	4,252
Other revenues	—	706	706	—	—	706
Total revenues	—	26,850	26,850	—	—	26,850
Operating expenses:
Cost of equipment sold	—	3,451	3,451	—	—	3,451
Operations and cost of services (exclusive of depreciation and amortization)	11,014	12,068	23,082	—	—	23,082
Sales and marketing	3,510	2,902	6,412	—	—	6,412
Research and development (exclusive of depreciation and amortization)	11,191	—	11,191	—	—	11,191
General and administrative	10,766	5,439	16,205	9,522	—	25,727
Depreciation and amortization	22,596	1,950	24,546	—	—	24,546
Total operating expenses	59,077	25,810	84,887	9,522	—	94,409
Operating profit (loss)	$(59,077)	$1,040	$(58,037)	$(9,522)	$—	$(67,559)

	Nine months ended September 30, 2007 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$20,668	$20,668	$—	$—	$20,668
Equipment sales	—	3,952	3,952	—	—	3,952
Other revenues	—	761	761	—	—	761
Total revenues	—	25,381	25,381	—	—	25,381
Operating expenses:
Cost of equipment sold	—	3,204	3,204	—	—	3,204
Operations and cost of services (exclusive of depreciation and amortization)	5,715	11,734	17,449	—	—	17,449
Sales and marketing	2,735	2,500	5,235	—	—	5,235
Research and development (exclusive of depreciation and amortization)	7,048	—	7,048	—	—	7,048
General and administrative	10,436	5,423	15,859	5,799	—	21,658
Depreciation and amortization	19,915	1,813	21,728	—	—	21,728
Total operating expenses	45,849	24,674	70,523	5,799	—	76,322
Operating profit (loss)	$(45,849)	$707	$(45,142)	$(5,799)	$—	$(50,941)

The following tables present balance sheet information for the Company’s reportable segments as of September 30, 2008 and December 31, 2007 (in thousands):

	As of September 30, 2008
	Total MSV	SkyTerra	Eliminations	SkyTerra Consolidated
Total assets	$1,365,753	$48,958	$(35,429)	$1,379,282
Senior secured discount notes, net	611,561	—	—	611,561
Senior unsecured notes, net	134,263	—	—	134,263
Notes payable	61,514	7,953	(7,953)	61,514
Total liabilities	853,722	12,132	(8,213)	857,641
Total equity	512,031	36,826	(27,345)	521,512

	As of December 31, 2007
	Total MSV	SkyTerra	Eliminations	SkyTerra Consolidated
Total assets	$1,180,248	$119,960	$(5,173)	$1,295,035
Senior secured discount notes, net	552,719	—	—	552,719
Notes payable	52,047	5,125	(5,125)	52,047
Total liabilities	637,602	45,880	(5,173)	678,309
Total equity	542,646	74,080	(508)	616,218

10. Subsequent Events

Aaron Stone resigned from the Board of Directors of the Company, effective as of November 8, 2008. Mr. Stone is departing in light of his other professional responsibilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy, expectations and intentions. The Company urges you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect the Company’s current views with respect to future events. The Company’s business is subject to numerous risks and uncertainties, including the risks described in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2007. Accordingly, the Company’s actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. The Company disclaims any obligation to publicly update these statements, or disclose any difference between the Company’s actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

All SkyTerra Communications, Inc. (SkyTerra or the Company) operating and development activity is performed through its 99.3% owned consolidated subsidiary Mobile Satellite Ventures LP (MSV). MSV holds a 46.6% effective interest in Mobile Satellite Ventures (Canada) Inc. (MSV Canada) through its 20% interest in MSV Canada and a 33.3% interest in Mobile Satellite Ventures Holdings (Canada) Inc., which is the parent company of MSV Canada. MSV has determined that it is the primary beneficiary of MSV Canada as a result of its obligation, by contract, to fund the operations of MSV Canada, and as a result of a rights and services agreement and a capacity lease agreement between MSV and MSV Canada. As such, and in accordance with FASB Interpretation No. 46, Variable Interest Entities (FIN 46), MSV Canada has been consolidated into the financial results of MSV. Although MSV Canada is Canadian owned and controlled within the meaning of the Telecommunications Act (Canada) and the Radiocommunication Regulations (Canada), references to the "Company" or MSV, include MSV Canada.

The Company currently offers a range of mobile satellite services using two geostationary satellites that support the delivery of data, voice, fax and dispatch radio services. MSV is licensed by the United States and Canadian governments to operate both current and next generation satellite systems in the L-band spectrum which MSV has coordinated for its use. MSV holds an ancillary terrestrial component (ATC) authorization that will allow operation of a satellite/terrestrial hybrid network in the United States. Deployment of an ATC network has not yet begun, and development is in process. The Company’s spectrum footprint covers a total population of nearly 330 million.

The Company is developing a next generation integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including internet access and voice services, in the United States and Canada. As part of this network, the Company plans to allocate spectrum between satellite and terrestrial service. Using an all-IP, open architecture, the Company believes its network will provide significant advantages over existing wireless networks. Such potential advantages include higher data speeds, lower costs per bit and flexibility to support a range of custom IP applications and services. The Company was the first MSS provider to receive a license to operate an ATC network from the Federal Communications Commission (FCC). The ATC licenses permit the use of the Company’s L-band satellite frequencies, in a complementary tower based network, in the operation of an advanced, integrated network capable of providing wireless broadband on a fixed, portable and fully mobile basis. The Company plans to launch two new satellites that will serve as the core of this new network. The launch window for MSV-1 is expected to open in the fourth quarter of 2009, and continue through the first quarter of 2010.  The launch of MSV-1 is currently expected to occur in the first quarter of 2010.  The launch of MSV-2 is currently expected to occur in the second half of 2010.

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

The Company currently expects to offer a range of three broad services on its next generation network.  First, the Company will facilitate the transition of its current customers to the next generation services platform and will continue to support current generation communications ground segments and mobile data system network terminals, which it expects will generate revenue through at least the end of 2012.  Second, the Company plans to provide bandwidth and power to customers of the next generation system who will implement and operate their own networks, generating revenue after the launch of the next generation satellites which could continue until end of next generation system life.  No such bandwidth and power customers currently exist for the next generation system. Finally, the Company plans to provide next generation wireless coverage that will be accessible on conventional handsets that enable interoperable, feature-rich voice and high-speed data services.  Based on the integrated chipset development and production schedule required for such services, the Company does not currently expect to generate next generation wireless coverage revenues until some time after the next generation satellites have been launched and placed into service. The Company has made significant investments in technology to support its next generation network. To the extent that the Company changes its strategic direction, or otherwise changes its technology platform, material amounts of assets capitalized to date could become impaired if they no longer have expected future use.

The Company’s current business plan for the next generation network is a wholesale model whereby the Company’s strategic partners and other wholesale customers can use the network to provide differentiated broadband services to their subscribers. The Company believes its planned open network, in contrast to legacy networks currently operated by incumbent providers, will allow distribution and other strategic partners to have open network access and create a wide variety of custom applications and services for consumers. To address the opportunities and challenges inherent in the development of the Company’s next generation network, the Company continues to focus on initiatives related to:

•	Monitoring of satellite and MSS ground-based network construction by the manufacturer.
•	Development of the infrastructure and technologies required to operate MSS services upon launch of next generation space-based network.
•	Continued coordination of L-band spectrum with other operators.
•	Evaluating and managing development and construction timelines as new components of the next generation network are added (chipsets, air-interfaces) to ensure integration and cost-effectiveness.
•	Arrangement of distribution partnerships for both MSS and ATC components of the next generation network.
•	Development and evaluation of funding alternatives.

Corporate Activity

Qualcomm Satellite Enabled Mobile Chipsets

On September 12, 2008, MSV entered into a fifteen-year agreement with Qualcomm for the provision by Qualcomm of satellite enabled mobile chipsets and satellite base station components built upon Qualcomm-adapted EV-DO technology to facilitate the development of L-band and S-band mobile devices and network systems. A broad range of Qualcomm chipsets, to be available on a mass-market basis, will include satellite and L-band capabilities. The agreement contemplates that from September 12, 2008, through November 15, 2008, MSV and Qualcomm will complete the detailed specifications and approach for the technology development (the R&S Period). MSV has the right to terminate the Agreement at any time during the R&S Period without any further obligations.

Securities Purchase Agreement

On July 25, 2008, SkyTerra, MSV, and MSV Finance Co. entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with affiliates of Harbinger, pursuant to which MSV and MSV Finance Co. will issue to Harbinger up to $500,000,000 aggregate principal amount of 16.0% Senior Unsecured Notes due July 1, 2013 (the “Notes”) in four tranches, with the first tranche available on January 6, 2009. In conjunction with the issuance of Notes pursuant to the Securities Purchase Agreement, SkyTerra will issue to Harbinger warrants to purchase up to an aggregate of 25,000,000 shares of voting or non-voting common stock of SkyTerra (at the option of the holder) at an exercise price of $0.01 per share of common stock. Harbinger’s purchase of these Notes is not conditioned upon the commencement or consummation of a business combination with Inmarsat, as described below. Harbinger may not be required to fund the committed financing under certain circumstances, including upon the occurrence of a material adverse change.

Master Support and Contribution Agreement; Stock Purchase Agreement

On July 25, 2008, the Company, MSV and Mobile Satellite Ventures Subsidiary LLC entered into a Master Contribution and Support Agreement (the “Master Agreement”) and certain other agreements with Harbinger and certain of its affiliates. The Master Agreement provides for the possible combination of SkyTerra and Inmarsat, subject to the receipt of required regulatory and antitrust clearances. SkyTerra and Harbinger expect the regulatory approval process, which includes approval from the U.S. Federal Communications Commission, other telecommunications approvals, and antitrust clearances to take approximately 12 to 18 months. Assuming an acceptable conclusion to the regulatory and competition approval process and Harbinger’s determination to proceed with the transaction, the proposed business combination with Inmarsat is expected to be structured as an offer by SkyTerra to acquire all issued and to be issued shares of Inmarsat not owned by Harbinger (the "Offer"), on terms to be determined by Harbinger and in accordance with the Master Agreement. Harbinger has not yet proposed the formal terms or structure of a possible Offer to SkyTerra or Inmarsat. Harbinger may terminate the Master Agreement at any time and is not obligated to proceed with any business combination transaction involving SkyTerra and Inmarsat.

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

As of October 30, 2008 Harbinger owned approximately 28.8% of the issued and outstanding ordinary shares of Inmarsat, and approximately 49.4% of the issued and outstanding shares of voting stock of SkyTerra. Upon completion of the proposed business combination of SkyTerra and Inmarsat, it is expected that Harbinger would own in excess of 85.0% of the outstanding voting stock of the combined entity.

Boeing Deferred Payment Schedule

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

SkyTerra and MSV Unit Option Exchange

On August 6, 2008 the Company closed on an offer that had been made to all MSV option holders as of that date, to grant them new options under the SkyTerra Stock Option Plan, generally in exchange for surrender and termination of their MSV options (the “Option Exchange”). All participating US MSV option holders received options in the Company’s plan at a ratio of 2.82 SkyTerra options for each MSV option terminated, with an exercise price equal to the exercise price of the MSV options terminated divided by 2.82. All participating Canadian MSV option holders received the right to exchange MSV options for SkyTerra options on the same terms in the future. Sale of all shares subject to the options received upon exchange is subject to restrictions until May 1, 2010, with certain exceptions that could result in earlier termination of the restrictions. Upon the release of these restrictions Canadian MSV option holders participating in the Option Exchange will have three business days to complete the exchange of their respective MSV options for SkyTerra options, or their MSV options will become unexercisable.

Upon consummation of the Option Exchange 3.9 million MSV options held by US MSV option holders were exchanged for 11.0 million SkyTerra options. Additionally, Canadian MSV option holders holding 0.6 million MSV options elected to participate in the Option Exchange, and received rights to receive 1.7 million SkyTerra options if they exchange their respective MSV options for SkyTerra options in the future.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company’s consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly judgments with respect to the realizability of long-lived assets including of the cost of the satellite base station capital investment, and estimates relating to the valuation of the investment in TerreStar Networks, valuation of intangible assets, the useful lives of long-lived assets, the valuation and classification of investments, the valuation of the Senior Unsecured Notes and warrants, valuations relating to equity-based compensation, and judgments involved in evaluating impairment, among others, have a material impact on the Company’s financial statements. Actual results and outcomes could differ from these estimates and assumptions.

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

Investments

Investments include commercial paper, certificates of deposit, municipal bonds and securities issued by government agencies. The classification of investments is determined at the time of purchase and re-evaluated at each balance sheet date. The Company holds investments classified as “held-to-maturity” that are reported at amortized cost. The Company holds investments classified as “available-for-sale” that are reported at fair value, with changes in fair value reported within equity as a component of other comprehensive income. The Company holds no investments that are classified as “trading securities”. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method.

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

During the three months ended September 30, 2008 the credit markets came under severe pressure from a confluence of events including the collapse of the sub-prime market, deterioration in the credit default swap market, the near-standstill of the commercial paper market, government control of Fannie Mae and Freddie Mac, the failure of Lehman Brothers, and government-led rescue efforts regarding Merrill Lynch, Wachovia, and AIG. In addition, extraordinary measures taken by U.S. and foreign governments to reestablish the credit markets, including the passage of a $700 billion bailout (including the $250 billion equity injection into financial institutions), have yet to restore fully functioning credit markets.

As a result of these market conditions, the Company made adjustments to its cash and investment position in an effort to reduce exposure to principal loss. Specifically, several securities were sold resulting in insignificant realized gains or losses on those securities during the three months ended September 30, 2008. The Company is now willing to dispose of certain other investments prior to maturity.  Accordingly, the Company now classifies these particular investments as “available for sale” and they are recorded at their estimated fair market value as of September 30, 2008.  No unrealized gain or loss was recognized upon reclassification, as the fair market value of these investments approximated their amortized cost.

As a result of the state of the U.S. credit markets, there was not an active market for certain investments held by the Company at September 30, 2008. The Company evaluated the fair market value of such holdings using relevant and available indicators in order to determine if any of the Company’s investments were “other-than-temporarily impaired”. In addition, the Company consulted and followed guidance provided by the SEC Office of the Chief Accountant and FASB Staff Clarifications issued on September 30, 2008. Among factors considered by the Company that were expressly included in such guidance were the following:

•	Internal assumptions such as expected cash flows were used to measure fair value when relevant market data did not exist.
•	Appropriate use of broker quotes. Broker quotes are not necessarily indicative of fair value in an illiquid market.
•	Consideration that disorderly transactions are not indicative of fair value.

As result of the Company’s analysis it was determined that one commercial paper investment had become “other-than-temporarily impaired” in the amount of $1.6 million and was written down to its estimated fair value, with the impairment charge included in the statement of operations for the three months ended September 30, 2008.

Investment in TerreStar Networks

The Company owns 11.1% of TerreStar Networks (a consolidated subsidiary of TerreStar Corporation) that it accounts for under the cost method. The Company evaluates impairment of such investments in accordance with FSP No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Accordingly, the Company considers both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as its intent and ability to hold investments that may have become temporarily or otherwise impaired.

On September 12, 2008, the Company entered into a Transfer and Exchange Agreement with TerreStar Corporation. Pursuant to the agreement transferees (not the Company) will have the right until May 15, 2014 to exchange shares of TerreStar Networks for shares of TerreStar Corporation common stock at an exchange ratio of 4.37 shares of TerreStar Corporation common stock per TerreStar Networks share. Upon the first such exchange, the Company has agreed that it will transfer to TerreStar 3,136,428 shares of common stock of TerreStar Global Ltd., a majority-owned subsidiary of TerreStar Corporation, without additional consideration. The Agreement also provides for SkyTerra’s waiver of TerreStar Corporation’s obligation in the Exchange Agreement among SkyTerra, TerreStar and Motient Ventures Holding Inc., dated May 6, 2006, to use its commercially reasonable efforts to distribute 29,926,074 shares of non-voting common stock of SkyTerra (the “SkyTerra Shares”) to TerreStar Corporation’s stockholders. The carrying amount of TerreStar Global Ltd., which the Company has agreed to transfer to TerreStar without additional consideration under certain circumstances noted above, is zero.

In connection with the execution of the agreement, TerreStar Corporation transferred 23,626,074 SkyTerra Shares to funds affiliated with Harbinger and 6,300,000 SkyTerra Shares to other purchasers. Pursuant to the agreement, SkyTerra entered into letter agreements with each of the transferees of these SkyTerra Shares that provide for the exchange of their SkyTerra Shares for shares of voting common stock of SkyTerra on a one-for-one basis and for the registration of such shares for resale with the SEC. On September 16, 2008, the transferees other than Harbinger exchanged an aggregate of 6,300,000 SkyTerra Shares for an equal number of shares of SkyTerra voting common stock. Harbinger’s exchange in full of its SkyTerra Shares for shares of SkyTerra voting common stock is subject to the grant by the Federal Communications Commission of Harbinger’s pending application to acquire control of SkyTerra, and certain of Harbinger’s SkyTerra Shares are being held by a collateral agent until such time. Funds affiliated with Harbinger own a significant number of shares of SkyTerra voting common stock, as disclosed in Harbinger’s Report on Schedule 13D/A filed with the SEC on August 25, 2008.

During the three and nine months ended September 30, 2008, the observable quoted market price of TerreStar Corporation common stock decreased. The decline in TerreStar Corporation’s stock price indicated there may have been a decline in the fair value of the Company’s investment in TerreStar Networks.

Upon the adoption of SFAS No. 157, effective January 1, 2008, the Company evaluated the various methods under which it had previously estimated the fair value of its investment in TerreStar Networks. Based on this assessment, the Company determined that its market based valuation approach (Market Method) that utilizes observable quoted market inputs (Level 1 inputs) and observable other than quoted market inputs (Level 2 inputs), was at a higher level of the fair value hierarchy than other methods it had previously utilized. Accordingly, the Company used the Market Method to perform its assessment of impairment of the investment in TerreStar Networks at March 31, 2008, and June 30, 2008.

To perform its assessment of impairment as of September 30, 2008, the Company updated its approach in light of the Transfer and Exchange Agreement with TerreStar Corporation and the exchange ratio agreed upon that would allow exchange of TerreStar Networks shares for TerreStar Corporation shares that are publicly traded (Exchange Method). The Company believes the previously used Market Method is a lower level in the fair value hierarchy due to the Exchange Method’s direct, rather than indirect, link to the publicly traded securities of TerreStar Corporation.

At September 30, 2008, June 30, 2008, and March 31, 2008, the investment in TerreStar Networks valued under the methods described above was $18.4 million, $61.3 million and $69.7 million, respectively. Based on these valuations, the Company determined that the TerreStar Networks investment had become other than temporarily impaired at each balance sheet date. The investment was written down, resulting in a charge of $42.9 million and $59.7 million during the three and nine months ended September 30, 2008, respectively. There is no assurance that the proceeds from the ultimate disposition of this asset, if any, will be equal to or greater than the $18.4 million carrying amount recorded as of September 30, 2008.

The trading value of TerreStar Corporation common stock has continued to decline subsequent to September 30, 2008. The Company will evaluate the effect of the decline on the value of its investment in TerreStar Networks to determine if such decline is other-than-temporary in the fourth quarter of 2008.

Current Business

The Company’s significant operating activity, providing mobile satellite communication services, is performed through its consolidated subsidiary MSV. MSV provides service in the United States and Canada using two nearly identical satellites. End users of MSV’s mobile satellite services operate at sea, on land and in the air, and customers use various services including satellite bandwidth and power capacity, telephony, data, and dispatch services. MSV sells equipment for use on the network.

Comparison of the three and nine months ended September 30, 2008 and 2007

The following tables detail the Company’s consolidated financial results for the three and nine months ended September 30, 2008 and September 30, 2007 in the following segments: MSV Next Generation (research, development, and implementation of a next generation network), MSV MSS (current satellite services), and SkyTerra corporate activities.

	Three months ended September 30, 2008 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Elimination	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$7,352	$7,352	$—	$—	$7,352
Equipment sales	—	1,867	1,867	—	—	1,867
Other revenues	—	231	231	—	—	231
Total revenues	—	9,450	9,450	—	—	9,450
Operating expenses:
Cost of equipment sold	—	1,549	1,549	—	—	1,549
Operations and cost of services (exclusive of depreciation and amortization)	5,392	4,082	9,474	—	—	9,474
Sales and marketing	812	856	1,668	—	—	1,668
Research and development (exclusive of depreciation and amortization)	3,937	—	3,937	—	—	3,937
General and administrative	3,007	1,512	4,519	5,314	—	9,833
Depreciation and amortization	7,610	658	8,268	—	—	8,268
Total operating expenses	20,758	8,657	29,415	5,314	—	34,729
Operating profit (loss)	(20,758)	793	(19,965)	(5,314)	—	(25,729)
Other income (expense):
Interest income	1,303	—	1,303	46	(84)	1,265
Interest expense	(8,633)	—	(8,633)	(84)	84	(8,633)
Impairment of investment in TerreStar Networks	—	—	—	(42,881)	—	(42,881)
Other income, net	(1,437)	(167)	(1,604)	26	—	(1,578)
Loss before provision for income taxes and minority interest	(29,525)	626	(28,899)	(48,207)	—	(77,106)
Benefit for income taxes	—	298	298	—	—	298
Minority interest	—	—	—	—	157	157
Net income (loss)	$(29,525)	$924	$(28,601)	$(48,207)	$157	$(76,651)

	Three months ended September 30, 2007 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Elimination	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$7,176	$7,176	$—	$—	$7,176
Equipment sales	—	1,669	1,669	—	—	1,669
Other revenues	—	264	264	—	—	264
Total revenues	—	9,109	9,109	—	—	9,109
Operating expenses:
Cost of equipment sold	—	1,331	1,331	—	—	1,331
Operations and cost of services (exclusive of depreciation and amortization)	2,186	3,959	6,145	—	—	6,145
Sales and marketing	1,267	882	2,149	—	—	2,149
Research and development (exclusive of depreciation and amortization)	2,841	—	2,841	—	—	2,841
General and administrative	3,519	1,950	5,469	1,727	—	7,196
Depreciation and amortization	7,156	637	7,793	—	—	7,793
Total operating expenses	16,969	8,759	25,728	1,727	—	27,455
Operating profit (loss)	(16,969)	350	(16,619)	(1,727)	—	(18,346)
Other income (expense):
Interest income	3,562	—	3,562	522	(32)	4,052
Interest expense	(8,159)	—	(8,159)	(35)	32	(8,162)
Impairment of investment in TerreStar Networks	—	—	—	(22,520)	—	(22,520)
Other income, net	159	178	337	(1,204)	—	(867)
Loss before provision for income taxes and minority interest	(21,407)	528	(20,879)	(24,964)	—	(45,843)
Provision for income taxes	—	204	204	—	—	204
Minority interest	—	—	—	—	739	739
Net income (loss)	$(21,407)	$732	$(20,675)	$(24,964)	$739	$(44,900)

	Nine months ended September 30, 2008 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Elimination	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$21,892	$21,892	$—	$—	$21,892
Equipment sales	—	4,252	4,252	—	—	4,252
Other revenues	—	706	706	—	—	706
Total revenues	—	26,850	26,850	—	—	26,850
Operating expenses:
Cost of equipment sold	—	3,451	3,451	—	—	3,451
Operations and cost of services (exclusive of depreciation and amortization)	11,014	12,068	23,082	—	—	23,082
Sales and marketing	3,510	2,902	6,412	—	—	6,412
Research and development (exclusive of depreciation and amortization)	11,191	—	11,191	—	—	11,191
General and administrative	10,766	5,439	16,205	9,522	—	25,727
Depreciation and amortization	22,596	1,950	24,546	—	—	24,546
Total operating expenses	59,077	25,810	84,887	9,522	—	94,409
Operating profit (loss)	(59,077)	1,040	(58,037)	(9,522)	—	(67,559)
Other income (expense):
Interest income	5,944	—	5,944	480	(211)	6,213
Interest expense	(29,980)	—	(29,980)	(211)	211	(29,980)
Impairment of investment in TerreStar Networks	—	—	—	(59,675)	—	(59,675)
Other income, net	(1,101)	(144)	(1,245)	530	—	(715)
Loss before provision for income taxes and minority interest	(84,214)	896	(83,318)	(68,398)	—	(151,716)
Benefit for income taxes	—	758	758	—	—	758
Minority interest	—	—	—	—	443	443
Net income (loss)	$(84,214)	$1,654	$(82,560)	$(68.398)	$443	$(150,515)

	Nine months ended September 30, 2007 In Thousands
	MSV Next Generation	MSV MSS	Total MSV	SkyTerra Corporate	Elimination	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$20,668	$20,668	$—	$—	$20,668
Equipment sales	—	3,952	3,952	—	—	3,952
Other revenues	—	761	761	—	—	761
Total revenues	—	25,381	25,381	—	—	25,381
Operating expenses:
Cost of equipment sold	—	3,204	3,204	—	—	3,204
Operations and cost of services (exclusive of depreciation and amortization)	5,715	11,734	17,449	—	—	17,449
Sales and marketing	2,735	2,500	5,235	—	—	5,235
Research and development (exclusive of depreciation and amortization)	7,048	—	7,048	—	—	7,048
General and administrative	10,436	5,423	15,859	5,799	—	21,658
Depreciation and amortization	19,915	1,813	21,728	—	—	21,728
Total operating expenses	45,849	24,674	70,523	5,799	—	76,322
Operating profit (loss)	(45,849)	707	(45,142)	(5,799)	—	(50,941)
Other income (expense):
Interest income	13,455	—	13,455	1,522	(93)	14,884
Interest expense	(30,823)	—	(30,823)	(118)	93	(30,848)
Impairment of investment in TerreStar Networks	—	—	—	(22,520)	—	(22,520)
Other income, net	448	256	704	(1,202)	—	(498)
Loss before provision for income taxes and minority interest	(62,769)	963	(61,806)	(28,117)	—	(89,923)
Provision for income taxes	—	97	97	—	—	97
Minority interest	—	—	—	—	3,305	3,305
Net income (loss)	$(62,769)	$1,060	$(61,709)	$(28,117)	$3,305	$(86,521)

Consolidated Results - Comparison of the three and nine months ended September 30, 2008 and 2007

Revenues and Cost of Equipment Sold

All revenues and cost of equipment sold are generated by the Company’s MSV MSS segment. See “MSV MSS - Comparison of the three and nine months ended September 30, 2008 and 2007”.

Operating Expenses

The table below sets forth the Company’s operating expenses (excluding cost of equipment sold) and percentage changes for the periods indicated (in thousands).

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
Operations and cost of services (exclusive of depreciation and amortization)	$9,474	$6,145	54.2%	$23,082	$17,449	32.3%
Sales and marketing	1,668	2,149	(22.4)%	6,412	5,235	22.5%
Research and development (exclusive of depreciation and amortization)	3,937	2,841	38.6%	11,191	7,048	58.8%
General and administrative	9,833	7,196	36.6%	25,727	21,658	18.8%
Depreciation and amortization	8,268	7,793	6.1%	24,546	21,728	13.0%
Total operating expenses	$33,180	$26,124	27.0%	$90,958	$73,118	24.4%

Operations and Cost of Services

Operations and cost of services expenses include compensation costs of MSS operations employees and expenses related to the operation of the Company’s satellite network, new product engineering relating to next generation services, costs of telemetry, tracking, and control, and facility costs.

Operations and cost of services expenses increased during the three months ended September 30, 2008, as compared to the same period in 2007, with 85% of the increase due to costs associated with the engineering of chipsets for next generation network devices.

Operations and cost of services expenses increased during the nine months ended September 30, 2008, as compared to the same period in 2007, with 42% of the increase due to costs associated with the engineering of chipsets for next generation network devices, 27% of the increase due to increased staffing levels, resulting in higher employee related costs, and 13% of the increase due to increases in equity-based compensation primarily related to the February 2008 modifications to outstanding options.

Sales and Marketing

Sales and marketing expenses include the compensation of sales and marketing employees, and the cost of advertising, marketing and promotion.

Sales and marketing expenses decreased during the three months ended September 30, 2008, as compared to the same period in 2007 due primarily to decreased compensation costs and staffing.

Sales and marketing expenses increased during the nine months ended September 30, 2008, as compared to the same period in 2007, due to increased compensation costs in the first and second quarters of 2008, increases in equity-based compensation related to the February 2008 modifications to outstanding options, and costs related to the design of a prototype device (shell for purposes of look and feel design) for the next generation network. Those increases were offset by decreased compensation costs and staffing levels during the third quarter of 2008, and a reduction in consulting and professional fees related to market analysis costs incurred in the first quarter of 2007.

Research and Development

Research and development expenses include the compensation costs of employees working on next generation products and services, and other development costs of the next generation network. Research and development expenses increased during the three and nine months ended September 30, 2008, as compared to the same period in 2007, due primarily to increased third-party consulting expenses related to the development of operational and business support systems for the next generation network, and increased compensation costs and staffing levels.

General and Administrative

General and administrative expenses include the compensation costs of finance, legal, human resources employees and other corporate costs.

General and administrative expenses increased during the three months ended September 30, 2008, as compared to the same period in 2007, due to professional and legal fees associated with the July 2008 HarbingerContribution and Support Agreement, offset by a $0.3 million reduction in equity-based compensation.

General and administrative expenses increased during the nine months ended September 30, 2008, as compared to the same period in 2007. The increase was primarily attributable to legal fees associated with the July 2008 HarbingerContribution and Support Agreement, and increased equity-based compensation increased due to the granting of restricted shares and options to certain executives and members of the Board of Directors, and the February 2008 modifications to outstanding options.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization expenses increased during the three and nine months ended September 30, 2008, as compared to the same periods in 2007, due primarily to an increase in intangible assets resulting from the TerreStar Corporation Exchange Transactions that occurred in February and November 2007.

Other Income and Expenses

The following table sets forth other income and expenses for the periods indicated (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
Interest income	$1,265	$4,052	(68.8)%	$6,213	$14,884	(58.3)%
Interest expense	(8,633)	(8,162)	5.8%	(29,980)	(30,848)	(2.8)%
Impairment of investment in TerreStar Networks	(42,881)	(22,520)	90.4%	(59,675)	(22,520)	(165.0)%
Other income	(1,578)	(867)	82.0%	(715)	(498)	43.6%
Benefit (provision) for income taxes	298	204	46.1%	758	97	681.4%
Minority interest	157	739	(78.8)%	443	3,305	(86.6)%
Total other expenses	$(51,372)	$(26,554)	93.5%	$(82,956)	$(35,580)	(133.2)%

Interest Income

Interest income is interest earned on cash, cash equivalents, restricted cash and short-term investments. Interest income decreased during the three and nine months ended September 30, 2008, as compared to the same periods in 2007 due to the decrease of cash, cash equivalents, and short-term investments, and a significant decrease in yields.

Interest Expense

Interest expense is comprised of the amortization of the discount and debt issuance costs on Senior Secured Discount Notes, interest and amortization of the discount on the Senior Unsecured Notes, and interest incurred on Notes Payable - Vendor, offset by capitalized interest on the system under construction. Total and capitalized interest is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007
Capitalized interest	$19,961	$9,677	$52,541	$20,972
Interest expense	8,633	8,162	29,980	30,848
Total interest	$28,594	$17,839	$82,521	$51,820

Interest expense increased during the three months ended September 30, 2008, as compared to the same period in 2007. Increased interest expense related to the Senior Unsecured Notes, Senior Secured Notes, and Notes Payable - Vendor of $6.9 million, $2.8 million, and $1.1 million, respectively, was offset by an increase in capitalized interest on the system under construction.

Total interest increased during the three months ended September 30, 2008, as compared to the same period in 2007, due to increased interest related to the Senior Unsecured Notes, Senior Secured Notes, and Notes Payable – Vendor of $6.9 million, $2.8 million, and $1.1 million, respectively.

Interest expense decreased during the nine months ended September 30, 2008, as compared to the same period in 2007. Increased interest expense related to the Senior Unsecured Notes, Senior Secured Notes, and Notes Payable – Vendor of $19.2 million, $8.1 million, and $3.4 million, respectively, was offset by an increase in capitalized interest on the system under construction.

Total interest increased during the nine months ended September 30, 2008, as compared to the same period in 2007, due to increased interest related to the Senior Unsecured Notes, Senior Secured Notes, and Notes Payable – Vendor of $19.2 million, $8.1 million, and $3.4 million, respectively.

Impairment of investment in TerreStar Networks

During the three and nine months ended September 30, 2008, the Company recorded a write-down of its investment in TerreStar Networks in the amount of $42.9 million and $59.7 million, respectively as the Company determined the TerreStar Networks investment had become other-than-temporarily impaired.

Benefit (Provision) for Income Taxes

The Company’s effective tax rate differs from the Federal statutory rate, due primarily to a full valuation allowance recorded against net operating losses generated in the periods presented.

Minority Interest

Minority interest represents the portion of MSV net losses attributable to minority interest holders. Minority interest decreased during the three and nine months ended September 30, 2008, as compared to the same periods in 2007 due to the Company’s acquisition of MSV interests resulting from the TerreStar Exchange Transactions that occurred in February and November 2007.

Segment Results

MSV Next Generation - Comparison of the three and nine months ended September 30, 2008 and 2007

Operating Expenses

MSV Next Generation operations relate to the planning, development, and building of a next generation satellite system. The table below sets forth MSV Next Generation operating expenses and percentage change for the periods indicated (in thousands).

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
Operations and cost of services (exclusive of depreciation and amortization)	$5,392	$2,186	146.7%	$11,014	$5,715	92.7%
Sales and marketing	812	1,267	(35.9)%	3,510	2,735	28.3%
Research and development (exclusive of depreciation and amortization)	3,937	2,841	38.6%	11,191	7,048	58.8%
General and administrative	3,007	3,519	(14.5)%	10,766	10,436	3.2%
Depreciation and amortization	7,610	7,156	6.3%	22,596	19,915	13.5%
Total operating expenses	$20,758	$16,969	22.3%	$59,077	$45,849	28.9%

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

Operations expenses increased during the three months ended September 30, 2008, as compared to the same period in 2007, due to costs associated with the engineering of chipsets for next generation network devices.

Operations expenses increased during the nine months ended September 30, 2008, as compared to the same period in 2007, with 57% of the increase due to costs associated with the engineering of chipsets for next generation network devices, 21% of the increase due to increased staffing levels, 12% of the increase due to increases in equity-based compensation primarily related to the February 2008 modifications to outstanding options, and 10% related to engineering fees associated with software for the telemetry, tracking and control of the next generation satellites.

Sales and Marketing

Sales and marketing expenses include the compensation of sales and marketing employees, and the cost of advertising, marketing and promotion.

Sales and marketing expenses decreased during the three months ended September 30, 2008, as compared to the same period in 2007 due primarily to decreased compensation costs and staffing.

Sales and marketing expenses increased during the nine months ended September 30, 2008, as compared to the same period in 2007, due to increased compensation costs in the first and second quarters of 2008, increases in equity-based compensation related to the February 2008 modifications to outstanding options, and costs related to the mock-up of a prototype device (shell for purposes of look and feel design) for the next generation network. Those increases were offset by decreased compensation costs and staffing levels during the third quarter of 2008.

Research and Development

Research and development expenses include the compensation costs of employees working on next generation products and services, and other development costs of the next generation network. Research and development expenses increased during the three and nine months ended September 30, 2008, as compared to the same period in

2007, due primarily to increased third-party consulting expenses related to the development of operational and business support systems for the next generation network, and increased compensation costs and staffing levels.

General and Administrative

General and administrative expenses include the compensation costs of finance, legal, and human resources employees allocable to MSV Next Generation development.

General and administrative expenses decreased during the three months ended September 30, 2008, as compared to the same period in 2007, due primarily to a decrease in equity-based compensation as a result of reductions in the value of certain grants that are recorded at market value.

General and administrative expenses increased during the nine months ended September 30, 2008, as compared to the same period in 2007. Increases in legal and professional fees associated with the July 2008 HarbingerContribution and Support Agreement were partially offset by reductions in banking fees.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of property and equipment and the amortization of intangible assets.

Depreciation and amortization expenses increased during the three and nine months ended September 30, 2008, as compared to the same periods in 2007, due primarily to an increase in intangible assets resulting from the TerreStar Corporation Exchange Transactions that occurred in February and November 2007.

MSV MSS - Comparison of the three and nine months ended September 30, 2008 and 2007

MSV MSS relate to the provision of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services using its existing in-orbit satellites.

Revenues

The following table sets forth MSV MSS revenues and percentage changes for the periods indicated (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
Revenues
Capacity	$3,008	$3,096	(2.8)%	$9,400	$9,169	2.5%
Telephony	2,717	2,706	0.4%	7,676	7,506	2.3%
Data	921	733	25.6%	2,720	2,084	30.5%
Dispatch	706	641	10.1%	2,096	1,909	9.8%
Equipment	1,867	1,669	11.9%	4,252	3,952	7.6%
Other	231	264	(12.5)%	706	761	(7.1)%
Total revenues	$9,450	$9,109	3.7%	$26,850	$25,381	5.8%

Capacity

The Company provides bandwidth and power to certain customers who implement and operate their own networks. The specified bandwidth and power is generally customer dedicated once purchased and is not subject to other sale or preemption by MSV except for emergency purposes. Capacity customers generally operate under contractual arrangements ranging from short-term (month-to-month) to end of current satellite life in length. These contracts do not generally provide for annual increases or variable revenues. As such, capacity revenues for the three and nine months ended September 30, 2008, as compared to the same periods in 2007 have not fluctuated significantly.

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

The following table sets forth telephony subscribers, quarterly subscriber changes, and average monthly revenue per subscriber unit (“ARPU”):

	Three and Nine months ended September 30,
	2008	ARPU	2007	ARPU	Change Subscribers	Change ARPU
Total subscribers, January 1	19,866		19,133		3.8%
Additions	548		760		(27.9)%
Deletions	(443)		(444)		(0.2)%
Total subscribers, March 31	19,971	$41.03	19,449	$41.12	2.7%	(0.2)%
Additions	597		827		(27.8)%
Deletions	(1,421)		(711)		99.9%
Total subscribers, June 30	19,147	$42.60	19,565	$42.11	(2.1)%	1.2%
Additions	700		702		(0.3)%
Deletions	(768)		(605)		26.9%
Total subscribers, September 30	19,079	$47.30	19,662	$45.90	(3.0)%	3.1%

Telephony revenues for the three months ended September 30, 2008, as compared to the same period in 2007, increased slightly due to an increase in ARPU.

Telephony revenues for the nine months ended September 30, 2008, as compared to the same period in 2007, increased slightly due to an increase in the average number of subscribers and ARPU.

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

Data revenues for the three months ended September 30, 2008, as compared to the same period in 2007, increased due to an increase of 8.2% in the average number of subscribers and an increase of 15.9% in average monthly revenue per subscriber unit.

Data revenues for the nine months ended September 30, 2008, as compared to the same period in 2007, increased due to an increase of 9.9% in the average number of subscribers and an increase of 18.6% in average monthly revenue per subscriber unit.

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

Dispatch revenues for the three and nine months ended September 30, 2008, as compared to the same periods in 2007 increased primarily due to an increase in the average number of subscribers.

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

Equipment sales during the three and nine months ended September 30, 2008, increased as compared to the same periods in 2007 due to increased sales of mobile terminals.

Operating Expenses

The table below sets forth MSV MSS operating expenses and percentage changes for the periods indicated (in thousands).

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
Cost of equipment sold	$1,549	$1,331	16.4%	$3,451	$3,204	7.7%
Operations and cost of services (exclusive of depreciation and amortization)	4,082	3,959	3.1%	12,068	11,734	2.8%
Sales and marketing	856	882	(2.9)%	2,902	2,500	16.1%
General and administrative	1,512	1,950	(22.5)%	5,439	5,423	0.3%
Depreciation and amortization	658	637	3.3%	1,950	1,813	7.6%
Total operating expenses	$8,657	$8,759	(1.2)%	$25,810	$24,674	4.6%

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

Cost of Equipment Sold

The cost of equipment sold is comprised of the cost of equipment purchased for resale. The Company does not manufacture any of its own equipment. Also included in cost of equipment sold are the costs of warehousing and warehousing services. Cost of equipment sold during the three and nine months ended September 30, 2008, as compared to the same periods in 2007 increased as a result of increased equipment sales.

Operations and Cost of Service

Operations and costs of service expenses include compensation costs of satellite operations employees, and other expenses related to the operation of the satellite wireless network, costs of telemetry, tracking, and control and facility costs. Operations and costs of service expenses during the three and nine months ended September 30, 2008, as compared to the same periods in 2007, did not fluctuate significantly.

Sales and Marketing

Sales and marketing costs include the compensation costs of sales and marketing employees, and the cost of advertising, marketing and promotion.

Sales and marketing expenses did not fluctuate significantly during the three months ended September 30, 2008, as compared to the same period in 2007.

Sales and marketing expenses increased during the nine months ended September 30, 2008, as compared to the same period in 2007, due primarily to increased compensation costs and increases in equity-based compensation related to the February 2008 modifications to outstanding options. Those increases were offset by a reduction in consulting and professional fees.

General and Administrative Expense

General and administrative expense includes the compensation costs of finance, legal, human resources and other corporate costs allocable to MSV MSS.

General and administrative expenses decreased during the three months ended September 30, 2008, as compared to the same period in 2007. Equity-based compensation declined primarily as a result of reductions in the value of certain grants that are recorded at market value. This reduction was offset by increased legal fees.

General and administrative expenses did not fluctuate significantly during the nine months ended September 30, 2008, as compared to the same period in 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization expenses increased during the three and nine months ended September 30, 2008, as compared to the same periods in 2007, due primarily to the increase in intangible assets resulting from the TerreStar Corporation Exchange Transactions that occurred in February and November 2007.

SkyTerra Corporate - Comparison of the three and nine months ended September 30, 2008, and 2007

Operating Expenses

The table below sets forth SkyTerra Corporate operating expenses and percentage change for the periods indicated (in thousands).

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
General and administrative	$5,314	$1,727	207.7%	$9,522	$5,799	64.2%

General and administrative expense includes the Company’s corporate costs, including legal, audit, tax, insurance, and compensation costs.

General and administrative expenses increased during the three months ended September 30, 2008, as compared to the same period in 2007. This increase was primarily attributable professional and legal fees associated with the July 2008 HarbingerContribution and Support Agreement. Equity-based compensation increased $0.5 million as a result of the issuance of stock options to certain members of the Board of Directors and the issuance of restricted stock to certain executives and members of the Board of Directors.

General and administrative expenses increased during the nine months ended September 30, 2008, as compared to the same period in 2007. The increase was primarily attributable to legal fees associated with the July 2008 HarbingerContribution and Support Agreement. Compensation costs increased $0.2 million and equity-based compensation costs increased $1.0 million as a result of the issuance of stock options to certain members of the Board of Directors and the issuance of restricted stock to certain executives and members of the Board of Directors.

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

The Company has financed its operations to date through the private placement of debt and equity securities, and vendor financing. As of September 30, 2008, the Company has $149.4 million of cash and short-term investments. The outstanding discounted amount of MSV’s Senior Secured Discount Notes as of September 30, 2008 was $611.6 million ($750 million face amount at maturity). The outstanding discounted amount of MSV’s Senior Unsecured Notes as of September 30, 2008 was $134.3 million ($150 million face amount at maturity). Cash payment of interest on the Senior Secured Discount Notes will begin in April 2010, and cash payment of principal will be due in full in April 2013 (see “Senior Secured Discount Notes” below). The Senior Unsecured Notes bear interest at a rate of 16.5%, payable in cash or in-kind, at MSV’s option until December 15, 2011, and thereafter payable in cash (see “Senior Unsecured Notes” below).

The Company’s current operating assumptions and projections, which include the committed funding discussed below, and reflect management’s best estimate of future revenue, operating expenses, and capital commitments, indicate that the Company’s current sources of liquidity (including the Harbinger financing discussed below) should be sufficient to fund operations through the third quarter of 2010. The Company’s ability to meet its projections, however, is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate. Additional funds will be needed to complete the construction of the next generation network and fund operations beginning in the fourth quarter of 2010. Although the Company secured committed financing in July 2008, pursuant to an agreement with Harbinger (described above under “Corporate Activity”), Harbinger may not be required to fund the committed financing under certain circumstances, including upon the occurrence of an event that could be deemed a material adverse change. Pursuant to the terms of the agreement with Harbinger, committed funding of $500 million through the sale of four tranches of 16% Senior Unsecured Notes in total is expected to occur on the following dates:

•	$150 million – January 2009
•	$175 million – April 2009
•	$75 million – July 2009
•	$100 million – January 2010

The remaining cost of carrying out the Company’s business plan will be significant, and is significantly more than the Company’s currently available and committed resources. If the Company fails to obtain necessary financing on a timely basis, its satellite construction, launch, or other events necessary to conduct the Company’s business could be materially delayed, or its costs could materially increase; the Company could default on its commitments to its satellite construction or launch contractors, creditors or other third parties, leading to termination of construction or inability to launch the Company’s satellites; the Company may not be able to launch its next generation integrated network as planned and may have to discontinue operations or seek a purchaser for its satellite business or assets. MSV could lose its FCC or Industry Canada licenses or its international rights if it fails to achieve required performance milestones. The Company may not be able to continue as a going concern if it fails to obtain necessary financing on a timely basis.

The U.S. and worldwide financial markets have recently experienced unprecedented volatility, particularly in the financial services sector. No assurance can be given that Harbinger will satisfy its funding commitments to the Company in a timely manner, or at all. If Harbinger does not satisfy its funding commitments, the Company may be unable to find alternative financing sources, particularly in light of the current turmoil in the U.S. and worldwide financial markets, and may not be able to continue as a going concern.

The terms of the Company’s current indebtedness and the Securities Purchase Agreement include significant limitations on additional debt, including amount, terms, access to security, duration, among other factors, and impose limitations on the structure of strategic transactions. In addition, the Master Agreement with Harbinger prohibits, without the prior written consent of Harbinger, the Company’s issuance of common stock or securities to acquire the Company’s common stock in excess of five million shares, other than pursuant to the Company’s employee benefit plans, and the Company’s incurrence of indebtedness greater than $1.66 billion, excluding the 16% Senior Unsecured Notes and financing any debt with respect to the period after March 31, 2010.

In addition to the contractual limitations described above, there currently is little trading in shares of the Company’s common stock, which limits its ability to raise funding through public equity issuances. The recent turmoil in global credit markets and the weakening global economy could negatively impact the Company’s ability to access the capital markets and fund its operations if Harbinger does not satisfy its funding commitments. Furthermore, the Company may not be able to sell its 11.1% ownership stake in TerreStar Networks.

Capital Required for Next Generation Network

The Company estimates the remaining cost to develop and construct the satellite component of its next generation network, including the costs of the two satellites, their launch, launch insurance, and associated ground segment will be significant. The majority of these expenditures are governed by contractual commitments.

The Company will require significant additional funds to construct a terrestrial component of the network. The Company estimates the deployment of the terrestrial portion of the network could be a multi-billion dollar undertaking depending on the implementation of air interface technology, the number of markets deployed, the scope of the terrestrial build within each market and the service offering. Significant additional funding will be required to fund operations after the launch of the satellites.

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

Other Significant Contractual Obligations

In May 2007, MSV entered into fixed price contracts with ILS International Launch Services, Inc. and Sea Launch Company, LLC to launch the next generation satellites. . The launch window for MSV-1 is expected to open in the fourth quarter of 2009, and continue through the first quarter of 2010.  The launch of MSV-1 is currently expected to occur in the first quarter of 2010.  The launch of MSV-2 is currently expected to occur in the second half of 2010. The aggregate base cost for these services is $174.8 million. If MSV were to terminate the contracts after March 2009 it would not be obligated to make additional payments, and would receive back only a portion of its previously made payments.

In October 2006, MSV entered into an agreement with Hughes Network Systems, LLC (HNS), then a related party of the Apollo stockholders, and currently a related party of Harbinger, to purchase four base transceiver subsystems and air interface technology based on GMR-3G technology for a fixed price of $43.0 million. The transceiver subsystems will integrate the satellite component of the next generation network.

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

In September 2008, MSV, entered into a fifteen-year agreement with Qualcomm Incorporated (Qualcomm) for the provision by Qualcomm of satellite enabled mobile chipsets and satellite base station components built upon Qualcomm-adapted EV-DO technology to facilitate the development of L-band and S-band mobile devices and network systems. A broad range of Qualcomm chipsets, to be available on a mass-market basis, will include satellite and L-band capabilities. The Agreement contemplates that from September 12, 2008, through November 15, 2008, MSV and Qualcomm shall complete the detailed specifications and approach for the technology development (the “R&S Period”). MSV has the right to terminate the Agreement at any time during the R&S Period without any further obligations.

The agreement with Qualcomm also contemplates that other operators (together with MSV, each an Operator) may enter into similar arrangements with Qualcomm. The termination by one Operator of its agreement with Qualcomm does not affect the agreement of any other Operator. The Company has been advised that ICO Satellite Services G.P. (ICO) has entered into a similar agreement with Qualcomm. Each Operator will fund a portion of the related non-recurring expenses (NRE) incurred in connection with the Agreements, which will result in a further sharing of NRE if and when additional Operators enter into similar agreements with Qualcomm.

The MSV portion of the NRE to be paid to Qualcomm is expected to be in an amount not to exceed $10 million, which amount will be reduced if other Operators enter into similar agreements with Qualcomm.

Vendor Financing

MSV has financed $60.9 million of satellite vendor payments with secured vendor notes payable (Notes Payable - Vendor) that bear interest of LIBOR plus 400 basis points combined with a 2% administrative fee. The Notes Payable - Vendor are secured by the satellites under construction.

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

In exchange for the additional deferrals and deferral extension date, SkyTerra issued Boeing warrants exercisable for 626,002 shares of SkyTerra voting common stock with an exercise price of $10 per share, subject to certain anti-dilution adjustments, with an exercise period of 10 years, vesting on a proportional basis consistent with the drawdown against the additional deferral amounts. In addition, the delivery date for the MSV-2 satellite was extended by four months, to July 11, 2010, which is within the regulatory license milestone requirements. Finally, MSV agreed that in the event any liquidated damages would be due and payable by Boeing for late delivery of either satellite system, $19 million of any such liquidated damages that would have been earned back by Boeing over a more extended period, would be accelerated and able to be earned back by Boeing over a period of two and one-half years.

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

The terms of the Senior Secured Discount Notes require MSV to comply with certain covenants that restrict some of MSV’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. MSV may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided MSV maintains a leverage ratio (as defined) of 6 to 1. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Secured Discount Notes as of September 30, 2008.

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

In June 2008, the Company made its scheduled interest payment on the Senior Unsecured Notes through the issuance of $10.9 million of additional Senior Unsecured Notes, which are included in the balance of Senior Unsecured Notes in the accompanying balance sheet as of September 30, 2008.

The Senior Unsecured Notes have subsidiary guarantees and covenants similar to those contained in the Senior Secured Discount Notes, with such modifications as appropriate to reflect the financial terms of the Senior Unsecured Notes. The Securities Purchase Agreement governing the Senior Unsecured Notes also contains more restrictive covenants regarding mergers, consolidation and transfer of assets and restricted payments. The more restrictive covenants, the right of first negotiation and the pre-emptive rights expire once Harbinger and their affiliates beneficially own less than 5% of the outstanding common stock of the Company or, if earlier, on December 31, 2011. The terms of the Senior Unsecured Notes require MSV to comply with certain covenants that restrict some of MSV’s corporate activities, including MSV’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Unsecured Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Unsecured Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. MSV was in compliance with the covenants of the Senior Unsecured Notes as of September 30, 2008.

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

Off-balance Sheet Financing

The Company did not enter into any off-balance sheet financing arrangements, other than operating leases in the normal course of business, during the three and nine months ended September 30, 2008. As of September 30, 2008, the Company does not have any off-balance sheet financing arrangements that had or were reasonably likely to have a current or future impact on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Future Minimum Commitments

The Company leases office space, computers and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase. The Company’s various non-cancelable vendor arrangements (including satellite, launch vehicle, base transceiver subsystems and air interface technology construction), long-term and other debt arrangements, non-cancelable operating leases and agreements with initial terms of greater than one year are as follows as of September 30, 2008 for the years ending December 31 (in thousands):

	Leases	Boeing (a)	HNS	Launch Services	Satellite Operational Services	Debt	Other	Total
2008	$628	$6,426	$4,398	$13,535	$809	$8,080	$4,528	$38,404
2009	2,008	86,411	10,946	98,316	2,884	34,844	4,206	239,615
2010	2,194	75,348	—	38,589	1,884	153,080	300	271,395
2011	615	—	—	—	1,434	146,380	158	148,587
2012	336	—	—	—	1,434	151,251	158	153,179
Thereafter	4,661	—	—	—	17,447	986,722	1,895	1,010,725
	$10,442	$168,185	$15,344	$150,440	$25,892	$1,480,357	$11,245	$1,861,905

(a) Amounts exclude in-orbit incentives and associated interest. The amounts also exclude payments to Boeing under vendor notes payable, as such amounts are included in the future payments related to debt.

Cash Flow

Net Cash Used in Operating Activities. During the nine months ended September 30, 2008, as compared to the same period in 2007, net cash used in operating activities increased $22.4 million primarily due to increases in personnel, staffing and related costs, and increased expenses to develop the next generation network.

Net Cash Used in Investing Activities. During the nine months ended September 30, 2008, as compared to the same period in 2007, net cash used in investing increased due to sales and maturities of investments, and the payment of estimated taxes related to TMI Delaware in 2008, and an increase in the purchase of property and equipment.

Net Cash Provided by Financing Activities. During the nine months ended September 30, 2008, as compared to the same period in 2007, net cash provided by financing activities increased primarily as a result of proceeds from the issuance of the Senior Unsecured Notes of $150 million in 2008.

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

In certain circumstances where the Company generates royalties from licensing its ATC intellectual property to third parties, the Company may be required to share a portion of such royalty payments with such former limited partner and related entities. The following tables summarize related party transactions (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007
Income, including management fees	$163	$670	$499	$1,804
Expenses	75	598	1,085	2,550
Costs related to system under construction	4,430	4,300	15,344	8,599

	As of September 30, 2008	As of December 31, 2007
Due from related parties	$183	$617
Due to related parties	1,817	247

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

The Company’s foreign currency management policy prohibits speculative trading and allows for derivative contracts to be entered into only when a future foreign currency requirement is identified. These contracts generally have durations of less than one year. The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify as hedges of future cash flows. The Company has not elected hedge accounting for any derivative contracts during the nine month period ended September 30, 2008 and 2007, or at any other time over the past two years. As of September 30, 2008, the Company held contracts of $2.2 million. The Company recognized a loss of $0.1 million during the three and nine months ended September 30, 2008 related to such contracts.

Interest Rate Risk

Changes in interest rates affect the fair value of the Company’s fixed rate debt. The fair value of the Senior Secured Discount Notes at September 30, 2008 was $412.5 million. The fair value of the Senior Unsecured Notes at September 30, 2008 was $110.6 million. Based on securities outstanding at September 30, 2008, a 1% increase or decrease in interest rates, assuming similar terms and similar assessment of risk by the Company’s lenders, would change the estimated market value, of these securities, by $18.1 million and $18.9 million, respectively at September 30, 2008. The Company does not have cash flow exposure to changing interest rates on its Senior Secured Discount Notes or Senior Unsecured Notes because the interest rates for those securities are fixed. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of the Company’s financial instruments. The actual impact of future changes in market interest rates on Senior Secured Discount Notes and Senior Unsecured Notes may differ significantly from the impact shown in this analysis.

The Company has cash flow exposure to changing interest rates on its Vendor Notes because the interest rate for these securities is not fixed. As of September 30, 2008 the Company had $60.9 million outstanding under its Vendor Notes with interest rates tied to changes in the LIBOR rate. Based on balances outstanding at September 30, 2008, a 1% increase in interest rates, assuming repayment of the Vendor Note in accordance with scheduled maturities, could add $0.9 million to the Company’s annual interest payments.

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

If we fail to obtain additional financing necessary to develop and construct our next generation integrated network on a timely basis, or if our current financing sources do not provide the Company with previously committed funding and we are unable to obtain alternative financing, we may not be able to continue as a going concern.

The remaining cost of carrying out our business plan will be significant, and is significantly more than our currently available and committed resources. Our cost could be greater than our current estimates. For example, if we elect to defer payments under our satellite construction contract, and/or if we exercise certain options to buy additional satellites or other equipment or services, our costs for the satellite component of our network will increase, possibly significantly. The cost to develop devices could be greater, perhaps significantly, than our current estimates, depending on our ability to attract distribution partners in both the satellite and terrestrial spaces.

In addition, we will require significant funds to construct the terrestrial component of our integrated network. We plan to pursue, with a partner, a top 50 market terrestrial footprint and have estimated that the total deployment of the terrestrial portion of our network could be a multi-billion dollar undertaking depending on the implementation of air interface technology, the scope of the terrestrial build within each market and the targeted service offering (limited mobile, portable or fully mobile). The cost to build the terrestrial component of the network could be greater, perhaps significantly, than our current estimates, depending on changing costs of supplies, market conditions, and other factors over which we will have no control.

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

In addition, a delay in the implementation of a satellite air interface technology could result in a reduction in our near-term revenue projections, which would increase our overall financing need. Likewise, implementation of an air interface technology that is not consistent with the strategic plans of potential telecommunications partners could adversely affect our ability to attract strategic capital and partnerships.

Pursuant to the Securities Purchase Agreement, Harbinger agreed to purchase up to $500 million in aggregate principal amount of the 16% Senior Unsecured Notes to fund the Company’s business plan through the third quarter of 2010. The 16% Senior Unsecured Notes will be issued to Harbinger in four tranches of $150.0 million, $175.0 million, $75.0 million and $100.0 million on January 6, 2009, April 1, 2009, July 1, 2009, and January 4, 2010, respectively. Under the Securities Purchase Agreement, we are required to satisfy certain conditions to funding prior to each funding date, including material compliance with our covenants under the Master Agreement, the absence of a material adverse effect (as defined in the Securities Purchase Agreement) and the accuracy of the representations and warranties made by us in the Securities Purchase Agreement. If we fail to satisfy any condition to funding, Harbinger will not be obligated to purchase the 16% Senior Unsecured Notes.

The U.S. and worldwide financial markets have recently experienced unprecedented volatility, particularly in the financial services sector. No assurance can be given that Harbinger will satisfy its obligations under the Securities Purchase Agreement and purchase the 16% Senior Unsecured Notes in a timely manner, or at all. If Harbinger does not satisfy its obligations to purchase the 16% Senior Unsecured Notes, we may be unable to find alternative financing sources, particularly in light of the current turmoil in the U.S. and worldwide financial markets.

The terms of our current indebtedness and the Securities Purchase Agreement include significant limitations on additional debt, including amount, terms, access to security, duration, among other factors, and impose limitations on the structure of strategic transactions. In addition, the Master Agreement prohibits, without the prior written consent of Harbinger, our issuance of Common Stock or securities to acquire our Common Stock in excess of five million shares, other than pursuant to our employee benefit plans, and our incurrence of indebtedness greater than $1.66 billion, excluding the 16% Senior Unsecured Notes and financing any debt with respect to the period after March 31, 2010.

In addition to the contractual limitations described above, there currently is little trading in shares of our common stock, which limits our ability to raise funding through public equity issuances. The recent turmoil in global credit markets and the weakening global economy could negatively impact our ability to access the capital markets and fund our operations if Harbinger does not purchase the 16% Senior Unsecured Notes. Furthermore, our ability to sell our 11.1% ownership stake in TerreStar Networks Inc., which represents a potential source of capital, on favorable terms, or at all, is not assured given recent capital market volatility and the overall decline in the stock price of its parent, TerreStar Corporation.

If we fail to obtain necessary additional financing on a timely basis, or if our current financing sources do not provide the Company with previously committed funding, our satellite construction, launch, or other events necessary to conduct our business could be materially delayed, or our costs could materially increase; we could default on our commitments to our satellite construction or launch contractors, creditors or other third parties, leading to termination of construction or inability to launch our satellites; we may not be able to launch our next generation integrated network as planned and may have to discontinue operations or seek a purchaser for our satellite business or assets. MSV could lose its FCC or Industry Canada licenses or its international rights if it fails to achieve required performance milestones. We may not be able to continue as a going concern if we fail to receive previously committed funding and we are unable to obtain alternative financing or if we fail to obtain additional necessary financing on a timely basis.

Harbinger and its affiliates beneficially own a significant portion of our outstanding shares of Voting Common Stock and a significant portion of our outstanding shares of Non-Voting Common Stock. Harbinger and its affiliates can take actions that may be adverse to the interests of other investors.

As of October 30, 2008, Harbinger and its affiliates collectively owned an aggregate of 23,452,480 shares of our Voting Common Stock, representing approximately 48.8% of our outstanding Voting Common Stock. In addition, as of October 30, 2008, Harbinger had the right to acquire (i) an additional 442,825 shares of Voting Common Stock, which shares are being held in escrow pursuant to the terms of Harbinger’s agreement with Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC, and (ii) an aggregate of approximately 12.5 million shares of Voting Common Stock upon exercise of warrants. Harbinger and its affiliates also beneficially own an aggregate of 29,946,362 shares of our Non-Voting Common Stock, representing approximately 49.9% of our outstanding Non-Voting Common Stock. Pursuant to the Master Agreement, Harbinger may acquire a significant number of shares of our common stock if our combination with Inmarsat is successful in order to fund such combination, or if the combination is not successful, pursuant to a shareholder rights offering. In addition, Motient Ventures Holdings, Inc. sold an aggregate of 7,906,737 shares of our Non-Voting Common Stock to Harbinger on September 12, 2008 and September 16, 2008, which are being held by a collateral agent pursuant to a pledge agreement pending the grant by the FCC of Harbinger’s pending application to acquire control of the Company. As of October 30, 2008, the shares held by the collateral agent represented 13.2% of the outstanding shares of our Non-Voting Common Stock.

The significant concentration of ownership of our common stock by Harbinger and its affiliates may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Harbinger and its affiliates have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, amendment of our certificate of incorporation, and any proposed merger, consolidation or sale of all or substantially all of our assets. If the proposed business combination of SkyTerra and Inmarsat is completed, it is expected that Harbinger would own an excess of 85% of the outstanding Voting Common Stock of the combined entity. In light of the foregoing, Harbinger can significantly influence the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to investors. There can be no assurance that the interests of Harbinger are aligned with other holders of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Aaron Stone resigned from the Board of Directors of the Company, effective as of November 8, 2008. Mr. Stone is departing in light of his other professional responsibilities.

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

10.7	Executive Severance Agreement between SkyTerra Communications, Inc. and Randy Segal (incorporated by reference to Exhibit 10.10 to SkyTerra’s Quarterly Report on Form 10-Q filed on August 5, 2008).

10.8	Amendment No. 1 to the 2006 SkyTerra Communications, Inc. Equity and Incentive Plan (incorporated by reference to Exhibit 10.11 to SkyTerra’s Quarterly Report on Form 10-Q filed on August 5, 2008).

10.9

Letter Agreement dated August 4, 2008, between SkyTerra and Drew Caplan regarding certain employment matters (incorporated by reference to Exhibit 10.12 to SkyTerra’s Quarterly Report on Form 10-Q filed on August 5, 2008).

10.10	Appendix A – Promissory Note (incorporated by reference to Exhibit 10.13 to SkyTerra’s Quarterly Report on Form 10-Q filed on August 5, 2008).

10.11	Appendix B - Drew Caplan Restricted Stock Agreement dated August 4, 2008 (incorporated by reference to Exhibit 10.14 to SkyTerra’s Quarterly Report on Form 10-Q filed on August 5, 2008).

10.12	Amendment No. 3 to Contract between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures, LP for the MSV L-Bond Space-Based Network, dated August 1, 2008. *

10.13	Registration Rights Agreement, dated as of August 18, 2008, by and between SkyTerra Communications, Inc. and Boeing Satellite Systems, Inc.

10.14	Warrant to Purchase Shares of Voting Common Stock issued on August 18, 2008 to Boeing Satellite Systems, Inc.

10.15	Agreement for Transfer and Exchange between SkyTerra Communications, Inc. and TerreStar Corporation, dated as of September 12, 2008.

10.16	Registration Rights Agreement, dated as of September 15, 2008, by and between SkyTerra Communications, Inc. and Investors Listed on Schedule A thereto.

10.17	Letter Agreement between SkyTerra Communications, Inc. and affiliates of Harbinger Capital Partners, dated as of September 12, 2008.

10.18	Letter Agreement between SkyTerra Communications, Inc. and affiliates of Harbinger Capital Partners, dated as of September 16, 2008.

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

*          Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2008	By:	/s/ Alexander H. Good
Alexander H. Good
Chief Executive Officer and President

Date: November 10, 2008	By:	/s/ Scott Macleod
Scott Macleod
Executive Vice President and Chief Financial Officer