Form 10-K
period 2008-12-31
SKYTERRA COMMUNICATIONS INC
filed 2009-03-02
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the fiscal year ended December 31, 2008, or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2008, was $256,882,543. As of February 18, 2009, there were 48,822,787 shares of our voting common stock and 59,958,499 shares of our non-voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement intended to be filed by Registrant with the Commission prior to April 30, 2009 are incorporated by reference into Part III of this Report.

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

Information about Exhibits Included in this Form 10-K

In reviewing the agreements included or incorporated by reference as exhibits to this Form 10K, please remember they are intended to provide you with information regarding their terms and are not to provide any other factual or disclosure information about the Company or the other parties thereto. Certain of the agreements contain representations and warranties by the parties named therein. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

• should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one or more of the parties if those statements prove to be inaccurate;

• have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

• may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

• were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. Please also see the section entitled “Available Information” in Part 1, Item 1 of this report.

Item 1.	Business

Name Change of SkyTerra Subsidiaries

On December 8, 2008 the names of all SkyTerra subsidiaries that used “Mobile Satellite Ventures” in any part of their name were changed to replace the “Mobile Satellite Ventures” portion of the name with “SkyTerra,” including those listed in the table below which indicates the previous and current name of each subsidiary:

Former Name:	New Name:
Mobile Satellite Ventures GP Inc.	SkyTerra GP Inc.
Mobile Satellite Ventures LP	SkyTerra LP
Mobile Satellite Ventures (Canada) Inc.	SkyTerra (Canada) Inc.
Mobile Satellite Ventures Holdings (Canada) Inc.	SkyTerra Holdings (Canada) Inc.
MSV Finance Co.	SkyTerra Finance Co.

In this Form 10-K, unless otherwise stated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and similar references refer to SkyTerra Communications, Inc. (SkyTerra) and its directly or indirectly owned subsidiaries, including SkyTerra LP and its subsidiaries. SkyTerra LP holds a 46.4% effective interest in SkyTerra (Canada) Inc. (“SkyTerra Canada”) through its 20% interest in SkyTerra Canada and a 33% interest in SkyTerra Holdings (Canada) Inc, which is the parent company of SkyTerra Canada. SkyTerra LP has determined that it is the primary beneficiary of SkyTerra Canada as a result of its obligation, by contract, to fund the operations of SkyTerra Canada, and as a result of a rights and services agreement and a capacity lease agreement between SkyTerra LP and SkyTerra Canada. As such, and in accordance with FASB Interpretation No. 46, Variable Interest Entities (FIN 46), SkyTerra Canada has been consolidated into the financial results of SkyTerra LP. SkyTerra Canada is Canadian owned and controlled within the meaning of the Telecommunications Act (Canada) and the Radiocommunication Regulations (Canada). Unless otherwise stated, references to “our satellites,” “our spectrum,” “our authorizations,” “our network” and similar references refer to the satellites, spectrum, authorizations and networks of SkyTerra LP and SkyTerra Canada.

SkyTerra Communications

SkyTerra has five officers and no other employees. All SkyTerra officers are full-time employees of SkyTerra LP.  Through SkyTerra LP and other of the Company’s subsidiaries and affiliates, the Company is pursuing plans to develop, build and operate a next generation mobile satellite system complemented by an ancillary terrestrial component. Ancillary terrestrial component (ATC) permits the use of its L-band satellite frequencies in the operation of an advanced, integrated satellite and terrestrial hybrid network capable of providing wireless broadband on a fixed, portable and fully mobile basis in the United States. The Company’s subsidiaries and affiliates operate in the United States and Canada. The Company was incorporated in Delaware in 1985 as International Cogeneration Corporation.

Over the past several years the Company has consummated a series of transactions to acquire additional interests in SkyTerra LP, its principal operating subsidiary, from SkyTerra LP’s other limited partners in exchange for shares of SkyTerra voting and non-voting common stock. As a result, SkyTerra now owns 100% of SkyTerra LP. In addition to SkyTerra LP, SkyTerra owns 11.1% of TerreStar Networks Inc. (TerreStar Networks).

SkyTerra LP Exchange Transactions

On September 25, 2006, the Company issued 39.6 million shares of its voting and non-voting common stock to TerreStar Corporation and other partners in SkyTerra LP in exchange for limited partnership interests in SkyTerra LP (the “2006 SkyTerra LP Exchange Transactions”), resulting in SkyTerra owning 59% of SkyTerra LP as of the closing. Pursuant to the terms of these transactions, TerreStar Corporation agreed to use commercially reasonable efforts to distribute the 25.5 million shares of the Company’s common stock that it received to its common stockholders. Prior to any such distribution these shares were non-voting. TerreStar Corporation was also given the right to exchange its remaining limited partnership interests of SkyTerra LP for shares of the Company’s non-voting common stock at a predefined ratio.

Notwithstanding the legal form of the transactions, the 2006 SkyTerra LP Exchange Transactions were accounted for as a reverse acquisition, with SkyTerra LP being treated as the accounting acquirer of SkyTerra. Accordingly, the historical financial statements of the Company prior to September 25, 2006 are the historical financial statements of SkyTerra LP. The consolidated financial statements of SkyTerra LP were retroactively adjusted to reflect the recapitalization of SkyTerra LP with the 39.6 million shares of SkyTerra common stock issued to SkyTerra LP equity holders in the 2006 SkyTerra LP Exchange Transactions.

On January 5, 2007, the Company acquired all of the equity interests in SkyTerra LP owned by BCE Inc. (BCE) through the purchase of a BCE wholly-owned subsidiary, TMI Communications Delaware Limited Partnership (TMI Delaware). The Company issued 22.5 million shares of non-voting common stock in exchange for limited partnership interests in SkyTerra LP (the “BCE Exchange Transaction”). These shares of non-voting common stock are exchangeable for a like number of shares of voting common stock upon a sale by BCE in the open market or to a person who will not beneficially own 10% or more of the Company’s voting common stock. In addition, the Company issued 176,250 shares of common stock to Winchester Development LLC, a company beneficially owned by a former director of SkyTerra LP. Such shares were issued in exchange for $0.4 million in cash and limited partnership interests of SkyTerra LP. This transaction, together with the BCE Exchange Transaction, resulted in the Company owning 81% of SkyTerra LP.

On February 12, 2007, the Company issued 14.4 million shares of common stock to TerreStar Corporation as a result of TerreStar Corporation exercising its option to exchange a portion of its remaining limited partnership interests in SkyTerra LP. As a result, the Company’s ownership of SkyTerra LP increased to 95%. On November 30, 2007, the Company issued 4.4 million shares of common stock to TerreStar Corporation as a result of TerreStar Corporation exercising its option to exchange the remaining limited partnership interests in SkyTerra owned by it. As a result, the Company’s ownership of SkyTerra LP increased to 99.3%.

On December 10, 2008, the Company issued 736,209 shares of voting common stock to the remaining minority limited partners and acquired all of the remaining limited partnership interests in SkyTerra LP it did not already own. As a result, the Company’s ownership of SkyTerra LP increased to 100%.

SkyTerra and SkyTerra LP Unit Option Exchange

On August 6, 2008 the Company completed an offer to all SkyTerra LP option holders as of that date, to grant them new options, generally in exchange for surrender and termination of their SkyTerra LP options (the “Option Exchange”). All participating U.S. SkyTerra LP option holders received options to purchase shares of SkyTerra common stock pursuant to the terms of the Option Exchange at a ratio of 2.82 SkyTerra options for each SkyTerra LP option terminated, with an exercise price equal to the exercise price of the SkyTerra LP options terminated divided by 2.82. All participating Canadian SkyTerra LP option holders received the right to exchange SkyTerra LP options for SkyTerra options on the same terms in the future. Sale of all shares subject to the options received upon exchange is subject to restriction until May 1, 2010, with certain exceptions that could result in earlier termination of the restrictions. Upon the release of these restrictions, Canadian SkyTerra LP option holders participating in the Option Exchange will have three business days to complete the exchange of their respective SkyTerra LP options for SkyTerra options, or their SkyTerra LP options will become unexercisable.

Upon consummation of the Option Exchange, 11 million SkyTerra options were issued in exchange for SkyTerra LP options held by U.S. SkyTerra LP option holders. Additionally, Canadian SkyTerra LP option holders received rights to receive 1.7 million SkyTerra options if they exchange their respective SkyTerra LP options for SkyTerra options in the future.

SkyTerra LP

Next Generation Network

SkyTerra LP is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including internet access and voice services, in the United States and Canada. SkyTerra LP plans to launch two new satellites, SkyTerra-1 and SkyTerra-2 (formerly MSV-1 and MSV-2), that will serve as the core of its next generation network. The Company is working closely with Boeing, the satellite manufacturer of both SkyTerra-1 and SkyTerra-2, to carefully track, monitor and support the progress of the satellite construction program.  Based on Boeing’s most recent estimates, SkyTerra-1 will be available for launch in very late 2009.  To ensure the availability of a launch window for SkyTerra-1, and accounting for the possibility of potential future construction or other delays that have occurred on other complex spacecraft, SkyTerra has selected a launch window that provides scheduled launch assurance in case the manufacturer’s construction schedule is delayed.

Specifically, SkyTerra has contracted for a launch window for SkyTerra-1 that opens in March of 2010 and continues through May 2010.  This date was selected carefully, to account for the possibility of future manufacturer construction delays as mentioned above.  If SkyTerra-1 construction does not deviate from its current schedule, SkyTerra may seek an earlier launch date from the launch service provider, including late 2009.  While there can be no guarantee of the availability of such earlier launch time, SkyTerra believes the launch service provider will work in good faith to accommodate an earlier launch.

The launch of SkyTerra-2 is currently expected to occur in the fourth quarter of 2010 or the first quarter of 2011 and, similar to SkyTerra-1, within all regulatory milestones.

The Company’s current and next generation satellite systems are licensed by either the United States or Canadian governments to operate in the 1.5 - 1.6 GHz frequency band (the “L-band”) using spectrum that SkyTerra LP and SkyTerra Canada have coordinated for their use. This spectrum is positioned between the frequencies used by terrestrial wireless providers. SkyTerra LP and SkyTerra Canada have coordinated approximately 30 MHz of this spectrum throughout the United States and Canada and this coordinated spectrum covers a total population of over 330 million. The Company plans to use its spectrum for both satellite and terrestrial service in operating its next generation integrated network.

SkyTerra LP holds an ATC authorization that permits the use of its L-band satellite frequencies in the operation of an advanced, integrated satellite and terrestrial hybrid network capable of providing wireless broadband on a fixed, portable and fully mobile basis in the United States. Deployment of an ATC network has not yet begun, and development is in process. SkyTerra LP was the first mobile satellite service (“MSS”) provider to receive a license to operate an ATC network from the Federal Communications Commission (“FCC”) and was a major proponent of the FCC’s February 2003 and February 2005 ATC and ATC Reconsideration Orders, both of which were adopted on a bipartisan, 5-0 basis.

With access to spectrum that is conducive for mobile and fixed broadband wireless services, the Company believes it is well positioned to support an extensive wireless business plan. The next generation integrated network may create the opportunity to use the Company’s United States and Canadian nationwide spectrum, in its current configuration, to establish a strong position within the wireless industry. Using an all-Internet Protocol, open architecture, the Company believes its network will provide significant advantages over existing wireless networks. Such potential advantages include higher data speeds, lower costs per bit, flexibility to support a range of custom IP applications and services, and added communications flexibility in the event terrestrial services are unavailable or interrupted. The Company’s current business plan envisions a “carrier’s carrier” wholesale model whereby strategic partners and other wholesale customers can use the Company’s network to provide differentiated broadband services to their subscribers. The Company’s planned open network, in contrast to legacy networks currently operated by incumbent providers, will allow distribution and other strategic partners to have open network access to create a variety of custom applications and services for consumers.

The Company believes the changing dynamics of the telecommunications industry have created a compelling market opportunity for its next generation network. Increased competition, industry consolidation, wireless substitution for wireline services and the general convergence of media and telecommunications have led major service providers to attempt to offer consumers a bundle of video, broadband data, voice and mobile wireless services. However, incumbent wireless providers may be constrained by certain factors, such as their spectrum positions and legacy second generation (“2G”) and 3G circuit-switched network architectures, as the demand for an advanced bundle has increased. Wireless carriers may also be pursuing different market strategies based upon their existing networks and customers rather than offering new services like those we plan to provide using next generation integrated technology. New technologies are emerging to deliver advanced broadband wireless services and applications to a potentially wide range of devices at price points we believe will be lower than those offered by incumbents’ legacy networks.

The Company anticipates that our United States and Canadian nationwide spectrum holdings and strategy to deploy a wireless, all-IP network will, through wholesale customers and other strategic distribution partners, have the potential to provide superior connectivity to an array of devices, satisfy the evolving needs of the industry and capture a greater percentage of the consumer’s total spending on communications services. The potential market opportunity may include participation from large enterprises that have limited access to the wireless services business (potentially including content companies, video service providers, web services firms, consumer electronics companies, enterprise service providers, device and chipset vendors and Internet service providers). Those enterprises have large, loyal customer bases and are exploring opportunities to incorporate broadband wireless connectivity to differentiate and expand their core service offerings.

While the Company has been focused on a wholesale, “carriers carrier” business model, conversations have nonetheless taken place with strategic partners who view the Company’s assets, including access of up to a potential 46 MHz of spectrum and the ability to provide a differentiated, integrated satellite-terrestrial service, as a very attractive platform for the delivery of 4G services using traditional models for the distribution of services and content. Such traditional business models include potential exclusive relationships with existing operating partners and/or new entrants.

Current Generation Network

SkyTerra LP offers a range of mobile satellite services using two nearly identical geostationary satellites that support the delivery of data, voice, fax and dispatch radio services. SkyTerra LP offers services to a number of vertical markets in the United States and Canada. Penetration is highest in markets where terrestrial wireless infrastructure is cost-prohibitive or non-existent, where point-to-multipoint services such as voice dispatch are essential for ongoing operations, or where network availability is a critical requirement for service.

SkyTerra LP provides wholesale satellite capacity to customers who implement their own networks. These customers typically purchase specified amounts of bandwidth and power. The bandwidth and power are dedicated to the customer and are not subject to other sale, or to preemption except for emergency purposes as provided in our authorizations from the FCC and Industry Canada. A majority of these customers access the network for fleet management and asset tracking services.

SkyTerra LP markets satellite telephony services through dealers in the United States and on a wholesale basis in the United States and Canada. The basic service is two-way circuit switched voice, facsimile and data at up to 4.8 kbps. A range of satellite handset configurations is available to address the particular communications needs of select markets. User equipment can be installed on trucks, ships, and airplanes or at a fixed location. Customers can use the phones for standard voice communication, including value added services such as call forwarding, call waiting, and conference calling, as well as for file transfers, faxes and e-mail. Many of these users are federal, state and local agencies involved in public safety and security that depend on the Company’s network for redundant and ubiquitous wireless services during daily operations and in the case of emergencies.

In addition to circuit switched service, SkyTerra LP provides satellite-delivered “dispatch” service. Dispatch service provides the wide-area equivalent of push-to-talk two-way radio service among users in customer defined groups. Each user can belong to as many as 15 groups, and each group can have up to 9,999 members. Group members can operate anywhere in the United States and Canadian coverage area. Dispatch service facilitates team-based group operations and is highly suited for emergency communications.

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

SkyTerra LP currently sells a mobile transceiver for use with our telephony and dispatch services. This device provides integrated Global Positioning Satellite (“GPS”) capability. The Company offers a PSTN telephony interface box manufactured by Link Communications, Inc. The interface allows customers to use SkyTerra LP’s MSAT-G2 voice and push-to-talk services using a conventional analog cordless phone. For packet data services, the Company uses terminal equipment from EMS technologies. The EMS PDT-100 is an integrated vehicle mounted antenna and transceiver unit that is used with a variety of user interface devices. The network terminates calls from its telephony services via both the AT&T and Sprint networks in the United States and via Bell Canada in Canada.

Competition

SkyTerra LP’s current products and services compete with a number of communications services, including existing satellite services offered by Iridium, Globalstar LLC and Inmarsat, terrestrial air-to-ground services, and terrestrial land-mobile and fixed services and may compete with new technologies in the future. Iridium and Globalstar provide voice, data, and paging services via constellations of Low Earth Orbiting satellites that cover the globe. The Iridium and Globalstar systems are more complex and expensive than the Company’s satellite network and offer some advantages over the Company’s voice services such as smaller handheld telephones, global coverage, and in certain circumstances, reduced transmission delay. However, neither company currently offers a commercial satellite dispatch service. Inmarsat’s primary offerings consist of maritime voice, facsimile and data services. The Inmarsat system has higher per minute charges than those charged by the Company for comparable service. Inmarsat’s current generation of satellites, Inmarsat-4, are more powerful than the Company’s current operating satellites. One of Inmarsat’s current generation satellites covers most of North America and is used to provide Inmarsat’s new Broadband Global Area Network service in addition to traditional Inmarsat services.

Spectrum Improvement – Agreement with Inmarsat

To improve our spectrum assets, in December 2007, SkyTerra, SkyTerra LP, and SkyTerra Canada (together the “SkyTerra Parties”) and Inmarsat Global Limited (“Inmarsat”) entered into a Cooperation Agreement relating to the use of L-band spectrum for both MSS and ATC services in North America. The Cooperation Agreement addresses a number of regulatory, technology and spectrum coordination matters involving L-band spectrum, including:

•	Coordination of the parties’ respective next generation satellite systems covering North America;
•

Provisions for re-banding the parties’ L-band spectrum in North America that provide each party with increased contiguous spectrum bandwidth for their operations. This increased contiguity will occur in a phased approach, with certain phases dependent on the payment of designated amounts to Inmarsat by the SkyTerra Parties, and upon the occurrence of various financial, regulatory and other governmental actions;

•

Provisions for increased flexibility in system operations and system enhancements that will result in greater protection from harmful interference for all relevant systems operations, and that progressively increases flexibility and supports more robust MSS/ATC operations, from the onset of the Cooperation Agreement through the various options that the SkyTerra Parties may exercise;

•

Provisions for increased reuse of a substantial segment of North American L-band spectrum to support the deployment of new services and to provide increased innovation and customer service to all users throughout North America;

•	Settlement of outstanding regulatory disputes regarding the operation of certain L-band MSS and MSS/ATC services; and
•	Pre-negotiated financial and operational terms for an option for the SkyTerra Parties to obtain additional spectrum and technical flexibility for the deployment and operation of a 4G ATC network.

In addition, upon the achievement of certain events, including regulatory approvals and coordination among the other L-band operators, SkyTerra LP and SkyTerra Canada, would, over time, have the potential for coordinated access for up to 2 x 23 MHz of L-band spectrum (including large blocks of contiguous channels).

Possible Merger and Acquisition of Inmarsat - Master Agreement with Harbinger

In July 2008, the Company, SkyTerra LP and SkyTerra Subsidiary LLC entered into a Master Contribution and Support Agreement (the “Master Agreement”) and certain other agreements with Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund L.P., Harbinger Capital Partners Fund I, L.P., and Harbinger Co-Investment Fund, L.P. (together "Harbinger"). The Master Agreement provides for the possible combination of the Company and Inmarsat plc ("Inmarsat"), a UK public listed company and a leading provider of global mobile satellite services. Harbinger owns approximately 28.8% of the issued and outstanding ordinary shares of Inmarsat. Pursuant to the Master Agreement, the proposed business combination of the Company and Inmarsat would be structured as an offer by the Company for all of the issued and outstanding shares of Inmarsat not owned by Harbinger, and would be subject to the receipt of required regulatory and antitrust clearances.

On August 22, 2008, pursuant to the Master Agreement, Harbinger and the Company submitted applications to the FCC seeking consent for transfer of control of the Company to Harbinger and consent for the possible business combination between the Company and Inmarsat. The applications also sought a declaratory ruling approving a range of possible foreign ownership levels associated with Harbinger’s ownership of up to 100% of the Company.

On August 22, 2008, the Company filed a notice with the U.S. Department of Justice's Antitrust Division under the Hart-Scott-Rodino Act in connection with the possible offer by the Company for Inmarsat. On September 22, 2008, the 30-day Hart-Scott-Rodino waiting period expired without any action from the U.S. Department of Justice’s Antitrust Division. No second request was issued.

The Company and Harbinger expect the FCC approval process to take approximately 12 to 18 months from the July 2008 announcement. The Company is continuing to work cooperatively with Harbinger with respect to the possible offer for Inmarsat, including obtaining all required regulatory approvals for the business combination.

Assuming an acceptable conclusion to the regulatory approval process and Harbinger’s determination to proceed with the transaction, the proposed business combination with Inmarsat is expected to be structured as an offer by SkyTerra to acquire all issued and to be issued shares of Inmarsat not owned by Harbinger (the "Offer"), on terms to be determined by

Harbinger and in accordance with the Master Agreement. Harbinger has not yet proposed the formal terms or structure of a possible Offer to SkyTerra or Inmarsat. Harbinger may terminate the Master Agreement at any time and is not obligated to proceed with any business combination transaction involving SkyTerra and Inmarsat.

If Harbinger decides to proceed with the Offer following the receipt of required regulatory approvals, Harbinger would arrange for committed equity and debt financing to fund the Offer. SkyTerra would undertake to use its best efforts to assist Harbinger in obtaining debt financing. To provide equity financing for the Offer, Harbinger may purchase newly issued shares of SkyTerra voting common stock for $2.4 billion in cash or such other amount as Harbinger may determine. The per share purchase price for the newly issued shares will be $10 per share subject to an adjustment ratchet relating to the successful Offer price paid for each Inmarsat share. If the Offer price for each Inmarsat share is greater or lower than 535 British Pence Sterling then the purchase price for the newly issued SkyTerra shares will increase or decrease proportionately (adjustment ratchet). The 535 British Pence Sterling per share and $10 per share prices are reference prices for the purposes of the Master Agreement and the arrangements between Harbinger and SkyTerra. The 535 British Pence Sterling per share does not constitute a term or reference price for the Offer. No Offer pricing discussion has taken place with the board of Inmarsat and no determination has been made by SkyTerra or Harbinger as to any appropriate Offer price. SkyTerra shareholders other than Harbinger may participate in the equity financing for the Offer through a rights offering of voting common stock of up to $100 million.

If the Offer is completed, Harbinger would contribute to SkyTerra 132 million ordinary shares in Inmarsat and $37.6 million in aggregate principal value of 1.75% convertible bonds issued by Inmarsat and due in 2017, in each case currently owned by Harbinger and its affiliates. In exchange for such contributions, SkyTerra would issue to Harbinger new shares of voting common stock at $10 per share subject to the adjustment ratchet. The issuance of new voting and non-voting shares of SkyTerra common stock will be subject to SkyTerra shareholder approval.

Qualcomm Satellite Enabled Mobile Chipsets for Next Generation Network

In September 2008, SkyTerra LP entered into a 15-year agreement with Qualcomm Incorporated (Qualcomm) for the provision by Qualcomm of satellite-enabled mobile chipsets and satellite base station components built upon Qualcomm-adapted EV-DO technology to facilitate the development of mobile devices and network systems for use with the Company’s planned next generation network. A broad range of Qualcomm chipsets, to be available on a mass-market basis, will include satellite and L-band capabilities. Under this agreement, SkyTerra LP and Qualcomm have completed the detailed specifications for the first release of the technology, which will be sufficient to support voice and data services in an integrated, dual mode manner over SkyTerra’s satellites and terrestrial networks, including L-band ATC.

The agreement with Qualcomm also contemplates that other operators (together with SkyTerra LP, each an Operator) may enter into similar arrangements with Qualcomm. The termination by one Operator of its agreement with Qualcomm does not affect the agreement of any other Operator. The Company has been advised that ICO Satellite Services G.P. (ICO) and TerreStar Networks have entered into a similar agreement with Qualcomm. Each Operator will fund a portion of the related non-recurring expenses (NRE) incurred in connection with the agreements, which will result in a further sharing of NRE if and when additional Operators (in addition to SkyTerra LP, ICO, and TerreStar) enter into similar agreements with Qualcomm. The SkyTerra LP portion of the NRE to be paid to Qualcomm is expected to be in an amount not to exceed $10 million, subject to reduction based on the participation of other Operators with Qualcomm.

In connection with entering into the Qualcomm agreement, SkyTerra LP and ICO have entered into a mutual non-assertion agreement with ICO with respect to relevant aspects of their respective patent portfolios as well as certain other agreements related to the Qualcomm development effort.

EV-DO Compatible Base Transceiver Subsystems

The Company is currently in negotiations with several vendors for the procurement of EV-DO compatible transceiver subsystems. The Company expects that it will enter into a material definitive contract for those subsystems during the first half of 2009.

Financing

On July 24, 2008, SkyTerra, SkyTerra LP, and SkyTerra Finance Co. entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with affiliates of Harbinger, pursuant to which SkyTerra LP and SkyTerra Finance Co. agreed to issue Harbinger up to $500 million aggregate principal amount of 18% Senior Unsecured Notes due July 1, 2013 in four tranches. The proceeds of this funding commitment are expected to fund the Company’s business plan through the third quarter of 2010. As amended, the Securities Purchase Agreement provides that the 18% Senior Unsecured Notes bear interest at a rate of 18% per annum, and that, in conjunction with the issuance of the 18% Senior Unsecured Notes pursuant to the Securities Purchase Agreement, SkyTerra will issue to Harbinger warrants to purchase up to an aggregate of 32.5 million shares of voting or non-voting common stock of SkyTerra (at the option of the holder) at an exercise price of $0.01 per share of common stock. Harbinger’s purchase of the 18% Senior Unsecured Notes is not conditioned upon the commencement or consummation of a business combination with Inmarsat, as described elsewhere in this document. Harbinger may not be required to purchase the 18% Senior Unsecured Notes under certain circumstances, including upon the occurrence of a material adverse effect.

On January 7, 2009 the Company issued the first of the four issuances of the 18% Senior Unsecured Notes to Harbinger under the Securities Purchase Agreement, in an aggregate principal amount of $150 million. In addition, at this closing the Company issued Harbinger ten-year warrants to purchase 7.5 million shares of the Company's voting or non-voting common stock, at an initial exercise price of $0.01 per share. The remaining $350 million of 18% Senior Unsecured Notes is scheduled to be issued to Harbinger in three tranches of $175 million, $75 million and $100 million on April 1, 2009, July 1, 2009, and January 4, 2010, respectively.

The Company is actively pursuing incremental financing alternatives to continue to increase the amount of capital available to fund current operations and development of the next generation network. The Company is considering means to raise capital, including strategic partnerships, vendor financing, sale of its interest in TerreStar Networks, and additional debt or equity financing, among others. There is no assurance that the Company can raise sufficient capital, or raise sufficient capital with terms that are favorable to the Company, and/or permitted under the terms of existing financing agreements, to complete the next generation network and realize an ATC build-out.

Intellectual Property

SkyTerra LP has prepared and filed a significant number of patent applications representing significant depth and breadth of claims related to the commercialization and development of a satellite and terrestrial integrated network. The applications have been filed in both the United States and in several key countries abroad. The Company believes that a next generation integrated network cannot effectively and efficiently be implemented on a commercially viable basis without the benefits of the patent portfolio it holds rights to. The Company is committed to vigorously enforcing and defending the rights afforded through its patents.

The Company currently, and expects to continue to, incorporate licensed patents and unpatented technology and software into existing and planned networks. Certain agreements between the Company and third parties include provisions pursuant to which the Company has or will receive a non exclusive license to developments including, among other things, technology and related software created by such third parties for use in existing and planned networks. The Company expects to enter into additional agreements in the normal course of business and with strategic partners that will include licenses to third party intellectual property as the next generation network is developed. The Company believes the intellectual property rights and licenses are sufficient in scope and duration for the operation of the business.

TerreStar Networks Inc.

The Company owns 11.1% of TerreStar Networks, which was established to develop, build and operate a next generation satellite system complemented by an ATC in the 2 GHz MSS band (“S-band”). Prior to September 12, 2008, TerreStar Corporation, the majority parent of TerreStar Networks, owned 29,926,074 millions shares of the Company.

On September 12, 2008, the Company entered into a Transfer and Exchange Agreement with TerreStar Corporation. Pursuant to the agreement future transferees of the TerreStar Networks shares held by the Company (but not the Company itself) will have the right until May 15, 2014 to exchange shares of TerreStar Networks for shares of TerreStar Corporation common stock at an exchange ratio of 4.37 shares of TerreStar Corporation common stock per TerreStar Networks share. The agreement also provides for SkyTerra’s waiver of TerreStar Corporation’s obligation in the Exchange Agreement among SkyTerra, TerreStar Corporation and Motient Ventures Holding Inc. (a subsidiary of TerreStar Corporation), dated May 6, 2006, to use its commercially reasonable efforts to distribute 29,926,074 shares of non-voting common stock of SkyTerra (the “SkyTerra Shares”) to TerreStar Corporation’s stockholders.

Employees

As of December 31, 2008, the Company and its consolidated subsidiaries had 175 employees. The Company believes its relationship with employees is good, and no employees are represented by a union. Generally, employees are retained on an at-will basis. The Company has entered into employment agreements with certain key employees. Certain employees have non-competition agreements that prohibit them from competing with the Company for various periods following termination of their employment.

Government Regulation

The mobile satellite communications business of SkyTerra LP is subject to extensive government regulation in the United States and Canada. We are also subject to the securities laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally.

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

Beginning in January 2001, the Company filed the first ATC application and was a leader in the effort to demonstrate the public interest benefits of permitting substantial flexibility in the deployment and operation of ATC facilities. In 2003, the FCC in a bi-partisan, 5-0 decision adopted rules that permit the Company to provide broadband wireless service. The Company was then granted the first-ever ATC license in November 2004. In February 2005, the FCC followed its earlier decision with another 5-0 decision to further liberalize the technical and operational rules for ATC, enabling us to deploy a more competitive wireless broadband service. Industry Canada has adopted a similarly flexible regime for the provision of an integrated satellite terrestrial service.

Authority to Operate ATC in the United States

In February 2003, the FCC adopted a unanimous ATC Order, giving MSS operator’s broad authority to use their assigned spectrum to operate an ancillary terrestrial component and providing MSS operators with ability to deploy cell sites using the same spectrum authorized for satellite operations. In February 2005, the FCC, on another unanimous vote, adopted its ATC Reconsideration Order, which substantially relaxed the technical restrictions for ATC in the L-band. These decisions establish a set of preconditions (sometimes called “gating criteria”) and technical requirements for ATC operations, as well as an application process for an ATC license. With the February 2005 order, we believe the Company achieved a number of substantial, material improvements to the rules for ATC operations and, as such, gained the opportunity to deploy an ATC network with technical parameters substantially similar to those in other wireless bands, including the PCS spectrum band. The February 2005 order also gave us the opportunity to apply for certain additional flexibilities not permitted in some other wireless bands including the ability to pursue a TDD ATC configuration. The Cooperation Agreement (see Government Regulation—L-band Coordination) provides substantial additional flexibility.

Inmarsat asked the FCC to reconsider the ATC Reconsideration Order and requested the FCC to tighten the technical restrictions on L-band ATC base stations, further define the coordination obligations of L-band operators deploying ATC base stations, and limit the number of ATC terminals that can transmit simultaneously in the 1626.5-1645.5 and 1646.5-1660.5 MHz band. We opposed Inmarsat’s requests. Pursuant to the Cooperation Agreement (see Government Regulation - L-band Coordination), Inmarsat has since withdrawn this filing.

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

We share L-band spectrum internationally with several other MSS systems, pursuant to the Radio Regulations of the ITU. Since our system became operational in 1996, spectrum access has been governed by a multilateral five-administration agreement referred to as the “Mexico City MoU” and by bilateral agreements. The Mexico City MoU agreement provides for yearly spectrum sharing agreements, or SSAs, among the five systems that operate in North America: SkyTerra LP, SkyTerra

Canada, Inmarsat, and, to a lesser extent, Russian and Mexican systems. In addition, a new Japanese system operates with some overlap with our satellites, requiring limited ongoing coordination.

The Company is currently in a formal process to coordinate its next generation satellites (SkyTerra-1 and SkyTerra-2) with the Mexican administration.

Spectrum availability, particularly in the L-band, is a function of not only how much spectrum is assigned to SkyTerra LP by the FCC, but also the extent to which the same L-band frequencies are used by our and other satellite systems in the North American region, and the manner of such use. All spectrum use is required to be coordinated with other parties that are providing, or plan to provide, mobile satellite based communications in the same geographical region using the same spectrum.

As described above, on December 20, 2007, SkyTerra, SkyTerra LP, SkyTerra Canada, and Inmarsat entered into the Cooperation Agreement, which includes coordination of the current and next generation satellites of the parties’ satellite systems and the Company’s ATC system. Pursuant to the Cooperation Agreement, the Company has withdrawn all of its filings asking the FCC to refrain from authorizing access to Inmarsat’s new or relocated satellites and the Company’s interference complaints with the FCC regarding those satellites. SkyTerra Canada has withdrawn its interference complaints to Industry Canada regarding these satellites and has requested that Industry Canada withdraw similar complaints that were filed by the government of Canada with the ITU and the administration of the United Kingdom. Similarly, Inmarsat has since withdrawn its challenges to the ATC Order on Reconsideration, the Company’s ATC license, its pending ATC license modification application, and the FCC’s determination that the Company met its initial milestones for its next generation satellites.

Under the 1999 SSA, spectrum is divided among the five L-band operators. In some cases, the spectrum assigned to the five operators is in broadband, contiguous frequency segments; in other cases, the spectrum is in narrow and non-contiguous frequency segments. As part of this assignment framework, we believe that SkyTerra LP and SkyTerra Canada have sufficient spectrum to deploy a variety of broadband wireless air interfaces including Wi-MAX, W-CDMA, CDMA EVDO and Flash-OFDM. The Cooperation Agreement provides SkyTerra LP and SkyTerra Canada access to wider and more contiguous frequency segments than the assignments that they currently have pursuant to the 1999 SSA. SkyTerra LP and SkyTerra Canada have been able to coordinate access to spectrum but additional coordination will enhance the contiguity of our spectrum. We believe it is unlikely that international coordination would result in a decrease of spectrum available to us. Other L-band MSS operators and their Administrations may have coordination goals that conflict with ours. While we believe we ultimately will achieve our coordination goals, there is no guarantee we will be able to do so.

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

We have also agreed to comply with requirements on our user terminals and base stations that we negotiated with the GPS industry to provide additional protection to GPS receivers, beyond existing mandatory limits. Our compliance with these limits is a condition of our ATC license. All of our broadband wireless system designs take into account these requirements and specifications. We believe that they do not materially limit our network deployment or our ability to achieve our business plan.

We believe that the technical requirements imposed in the L-band as a result of the 2005 ATC Reconsideration Order provide us with substantial flexibility to deploy a broadband, integrated wireless system. With the unanimous February 2005 order, we believe SkyTerra LP has achieved a number of substantial, material improvements to the technical requirements for ATC operations and has gained the ability to deploy an ATC network that is substantially similar to networks deployed in other wireless bands, including the PCS band. We believe SkyTerra LP has also achieved certain additional flexibility not available to licensees in some other wireless bands, including the opportunity to pursue a TDD or an FDD ATC configuration and the opportunity to pursue one of the multitude of state-of-the-art 3G and 4G wireless air interfaces.

Current ATC License

In November 2004, the FCC’s International Bureau granted one of our wholly owned subsidiaries, SkyTerra Subsidiary LLC (formerly Mobile Satellite Ventures Subsidiary LLC) or SkyTerra Sub, an ATC license. The Bureau granted SkyTerra Sub various waivers of, or variances from, the FCC’s rules, including authority to deploy ATC capable of supporting GSM, CDMA and WCDMA air interface protocols, to use a link-margin booster in conjunction with ATC terminals used with our current generation satellites, and to initiate ATC services without constructing a new satellite of the same design as the current generation in-orbit satellites to have as an on-ground spare.

The FCC permits ATC to be provided in the United States in conjunction with MSS satellites and spectrum that are licensed and coordinated by countries other than the United States, including Canada. SkyTerra Sub’s ATC license in the United States permits the Company to provide ATC using the satellite and spectrum that are licensed to SkyTerra Sub using United States and Canadian coordination assignments. Inmarsat filed an Application for Review with the FCC regarding the Bureau’s decision granting SkyTerra Sub’s ATC license. Pursuant to the Cooperation Agreement (see - L-band Coordination), Inmarsat has since withdrawn this filing.

Pending ATC Modification Application

Because SkyTerra Sub’s current ATC license was granted prior to the ATC Reconsideration Order, it does not allow SkyTerra Sub to operate in accordance with the significantly relaxed technical restrictions adopted in the ATC Reconsideration Order. Accordingly, in November 2005, SkyTerra Sub filed an application to modify its ATC license to take advantage of these relaxed technical restrictions. Among other things, SkyTerra Sub sought authority to deploy ATC using a variety of additional air interfaces using the FDD and TDD protocols, other than GSM, CDMA and WCDMA as well as waivers of, or variances from, some of the Commission’s ATC rules. Inmarsat opposed our modification application. Pursuant to the Cooperation Agreement (see L-band Coordination), Inmarsat has since withdrawn this filing. Until our modification application is granted, we must operate in accordance with the technical restrictions in SkyTerra Sub’s current ATC license. In December 2008, SkyTerra Sub amended the ATC modification application pursuant to the flexibility accorded in the Cooperation Agreement. Inmarsat has agreed to support this amendment. The FCC has not yet placed the amendment on public notice for comment, and we do not know whether it will be opposed.

Additional Regulatory Approvals Required

Before SkyTerra LP can provide ATC on a commercial basis, it must receive additional regulatory approvals, such as an FCC blanket license for its user terminals, FCC certification for its user terminals and base stations, local zoning approval for base stations, and certification from State Public Utility Commissions in some states. Similar additional regulatory approvals are required for commencement of service in most other wireless and satellite bands, and we believe that we should be able to fulfill the conditions required for such regulatory approvals. We will also need to coordinate the operation of certain of our base stations with wireless operators, aeronautical telemetry stations, and Search and Rescue Satellite-aided Tracking (SARSAT) earth stations.

Satellite Operations

Our ATC operations are dependent on the continued operation of our satellite system, their integration with the satellite system, and the satellite system’s access to spectrum.

SkyTerra Sub holds a license issued by the FCC to operate an L-band satellite, MSAT-2, at the nominal 101 ° WL orbital location to provide MSS to the fifty states, Puerto Rico, the Virgin Islands, and United States coastal areas up to 200 miles. The FCC also permits United States licensed satellites such as MSAT-2 to provide service in foreign territories without obtaining additional approval from the FCC.

The license for MSAT-2 will expire in August 2010. We anticipate that the FCC will allow us to operate the satellite for its entire useful life if after the launch of SkyTerra-1 we can identify a suitable orbit location to which MSAT-2 could be relocated. SkyTerra Sub also holds a number of earth station licenses to operate with MSAT-2 with varying expiration dates. We anticipate that these licenses will be renewed in due course.

L-band Service Links

The L-band satellite license allows us to operate our United States licensed satellite (MSAT-2) throughout a portion of the 1525-1544 and 1545-1559 MHz (space-to-Earth) and 1626.5-1645.5 and 1646.5-1660.5 MHz (Earth-to-space) band, up to at least 10 MHz x2 of United States coordinated spectrum. The original license gave SkyTerra Sub access only to what is known as the upper L-band, but the FCC modified the license in 2002 to allow us to access spectrum in both the upper and lower L-bands. In this decision, the FCC also reduced the amount of United States coordinated L-band spectrum SkyTerra Sub could use on MSAT-2 from 14 MHz x2 to 10 MHz x2. The Company has pending a Petition for Clarification and Partial Reconsideration of this decision asking the FCC to allow SkyTerra Sub to use 14 MHz x2 of United States coordinated L-band spectrum. The Company has also asked the FCC to clarify that the spectrum coordinated by Industry Canada for SkyTerra Canada will not be attributed to SkyTerra Sub. The FCC has not imposed any limit on the amount of spectrum that can be used by SkyTerra Canada or MSAT-1.

Feeder Links

Feeder links are the frequencies that connect the satellites to large gateway earth stations that are typically interconnected with public networks or, in the case of large users, with private networks. SkyTerra-1 is authorized to use Appendix 30B Ku-band frequencies for feeder links: 10.75-10.95 GHz and 11.2-11.45 GHz (downlink); and 12.75-13.25 GHz (uplink). Our modification application to revise the authorized technical parameters for SkyTerra-1, including requesting authority to operate feeder link spot beams was granted in November 2008. The Company plans to operate four fixed earth stations, two in the United States and two in Canada, in conjunction with SkyTerra-1 and SkyTerra-2. In October 2008, the FCC granted two U.S. earth station applications submitted by SkyTerra Sub, and Industry Canada gave approval to two earth station applications submitted by SkyTerra Corp. The U.S. earth station licenses require that we construct the stations and certify to commencement of operations by May 2010 which coincides with the launch and operate milestone of SkyTerra-1.

In December 2003, the FCC issued a proposal pertaining to coordination procedures between new fixed earth stations in the Appendix 30B Ku-band and mobile Broadcast Auxiliary Services/Cable Television Relay Service (“BAS/CARS”) licensees that share the band. In this proceeding, the Society of Broadcast Engineers (“SBE”) has argued that it is not possible for an earth station using Appendix 30B Ku-band frequencies to protect mobile BAS/CARS operations in the band. As a solution, SBE proposed that the FCC restrict new earth stations using Appendix 30B Ku-band frequencies used for MSS systems to only areas outside 150 kilometers of the Top 100 TV markets. SkyTerra LP has opposed SBE’s proposal. SkyTerra Sub’s earth station licenses are conditioned on compliance with any earth station requirements adopted in this rulemaking proceeding.

TT&C

SkyTerra LP also relies on access to certain frequencies to control satellite operation. MSAT-2 is authorized to operate using certain telemetry, transfer, and control (“TT&C”) frequencies in the standard Ku-band. SES Americom operates a satellite at the 101° WL orbital location using standard Ku-band frequencies. SkyTerra LP and SES have an agreement covering MSAT-2 that may require SkyTerra LP to modify our operations or make certain payments to SES if SkyTerra LP’s operations cause interference to those of SES. We do not anticipate any interference in the operations of MSAT-2 and those of SES. Further, it is not anticipated that this agreement will be required in connection with the operation of SkyTerra-1 and SkyTerra-2.

101 ° WL Replacement Satellite

SkyTerra Sub holds a license issued by the FCC to operate an L-band satellite, SkyTerra-1, on a non-common carrier basis at the nominal 101 ° WL orbital location to replace MSAT-2. The satellite is licensed to use up to 10 MHz x2 of United States coordinated L-band spectrum for service links and 500 MHz x2 of Appendix 30B Ku-band frequencies for feeder links, subject to successful coordination. The Company must comply with the following FCC milestones for this satellite:

•	enter into a binding non-contingent construction contract (May 26, 2006);
•	complete critical design review (May 26, 2007);
•	begin construction of the satellite (May 26, 2008); and
•	launch and operate the satellite (May 26, 2010).

Similar milestone requirements apply to most FCC satellite licensees. If the FCC concludes that SkyTerra LP has failed to satisfy a milestone set forth in our license, the FCC may declare the license for SkyTerra-1 null and void. In April 2006, the FCC’s International Bureau found that we met the initial milestone for the SkyTerra-1 satellite. In June 2007, the FCC determined that the Company met the critical design review milestone requirement. In August 2007, the FCC determined that the Company met the begin construction milestone requirement.

In November 2008, the FCC granted our modification application to revise the authorized technical parameters for SkyTerra-1. We will need to apply for and receive approval from the FCC to the extent we seek to further modify the satellite parameters from those that we provided in the granted FCC application for SkyTerra-1. We plan to coordinate this satellite with other North American L-band operators.

In February 2008, we reached an agreement with all the satellite operators at the nominal 101° WL orbital location for the operation of MSAT-2 and SkyTerra-1 at 101.3° WL and we have since received FCC approval for such operations.

Relocation of MSAT Satellites

Prior to the launch and operation of our next generation satellites, MSAT-1 and MSAT-2 will need to be moved from their current orbital locations or de-orbited. The Company and SkyTerra Canada will need to obtain the necessary regulatory approvals, submit applicable ITU filings, and coordinate with affected satellite operators, if any.

L-Band Satellite to Serve South America

One of SkyTerra LP’s subsidiaries held a license issued by the FCC to operate an L-band satellite, MSV-SA, at the 63.5o WL orbital location to provide MSS on a common carrier basis to South America. This subsidiary has surrendered the license for the satellite and requested the withdrawal and release of its $2.25 million satellite performance bond. That request is pending.

Other General Regulatory Issues

The Company’s operation of an integrated satellite and ATC system in the L-band is subject to certain regulations in the United States and Canada. The Company is regulated to varying degrees at the federal, state (provincial in Canada), and local levels in both the United States and Canada. Various legislative and regulatory proposals under consideration from time to time by the United States Congress, Canadian Parliament, the FCC and Industry Canada have in the past materially affected and may in the future materially affect the telecommunications industry in general, and our wireless business and that of potential customers in particular. The following is a summary of significant laws, regulations and policies affecting the operation of our business. In addition, many aspects of regulation at the federal, state and local level currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal, or adopt new laws and administrative regulations and policies.

The Company operates pursuant to various licenses granted by the FCC and Industry Canada. As a matter of general regulation by the FCC and Industry Canada, we are subject to, among other things, payment of regulatory fees and restrictions on the level of radio frequency emissions of our system’s satellites, user terminals, and base stations, just like other licensees. Any of these regulations may have an adverse impact on the conduct of our business.

Transfers of Control—FCC

The Communications Act and the FCC’s rules require that we obtain the consent of the FCC prior to any change in the legal or actual control of the Company or over the spectrum for which we are licensed. Traditionally, the FCC has determined whether a licensee retains actual control on a case-by-case basis by considering the following factors, among others:

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

There is no assurance that present or future shareholders have not acquired or will not acquire additional shares in the Company, or that such persons or entities have not or will not take actions which may be viewed as evidence of exercising control over the Company or the spectrum for which we are licensed. If we are found to have relinquished actual control without approval from the FCC, we may be subject to fines, forfeitures, or revocation of our licenses.

Just like other licensees, our ability to enter into funding or partnering arrangements may be limited by the requirement that we maintain actual control of the spectrum for which we are licensed. In October 2008, in a decision involving Globalstar, the FCC adopted an order clarifying its policy for the leasing of ATC spectrum and rejecting arguments that it should focus on the considerations identified above in assessing actual control of a license. The policy parallels the policy the FCC established in 2003 for leases by terrestrial wireless carriers. Under this policy, the licensee is considered to retain control of spectrum it leases if the licensee remains responsible for ensuring the lessee’s compliance with the Communications Act and all applicable policies and rules directly related to the use of the spectrum. This responsibility must include maintaining reasonable operational oversight over the leased spectrum so as to ensure that the spectrum lessee complies with all applicable technical and service rules, including safety guidelines relating to radiofrequency radiation. In addition, the licensee must retain responsibility for meeting all frequency coordination obligations and resolving interference-related matters, and must retain the right to inspect the lessee’s operations and terminate the lease to ensure compliance. The licensee must also be responsible for all interactions with the Commission, including notification about the spectrum leasing arrangement and all Commission filings required under the license authorization and applicable service rules that are directly related to the use of the leased spectrum.

Common Carrier Regulation by the FCC

We received approval in 2008 to modify our license for our SkyTerra-1 satellite to offer L-band satellite capacity on a non-common carrier basis.

SkyTerra is regulated as a common carrier to the extent we provide service directly to end users for profit and for interconnection with the public switched telephone network. To the extent that is the case, we would be required to offer service at just and reasonable rates on a first-come, first-served basis, without any unjust or unreasonable discrimination, and we would be subject to the FCC’s complaint process. The FCC has forborne from applying numerous common carrier provisions of the Communications Act to wireless carriers. In particular, wireless carriers are not subject to traditional public utility rate-of-return regulation and are not required to file tariffs with the FCC.

Universal Service Fund—FCC

As a provider of interstate telecommunications services, SkyTerra LP is required to contribute to the FCC’s universal service fund, which supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. Under the FCC’s current rules, SkyTerra LP is required to contribute a percentage of the end-user telecommunications revenues it derives from the retail sale of interstate telecommunications services. Currently excluded from a carrier’s universal service contribution base are end-user revenues derived from the sale of information and other non-telecommunications services and wholesale revenues derived from the sale of telecommunications. Current rules also do not require that SkyTerra LP imputes to its contribution base retail revenues derived when SkyTerra LP uses its own transmission facilities to provide a service that includes both information service and telecommunications components. The FCC is currently conducting a proceeding which may reform the USF contribution methodology. There can be no assurances that the FCC will retain the exclusions described herein or its current policy regarding the scope of a carrier’s contribution base. We may also be required to contribute to state universal service programs.

In two separate proceedings related to USF, the Commission is considering whether a telecommunications service provided over satellite facilities should be eligible for high cost universal service support and whether recipients of high cost universal service support should be required to offer broadband Internet access, and whether such Internet access could be provided by satellite. An adverse decision in either proceeding could affect our ability and the ability of our potential customers to offer certain services.

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

Communications Assistance for Law Enforcement Act (“CALEA”)

Where CALEA applies, we must ensure that United States law enforcement agencies can intercept certain communications transmitted over our networks as is required from any other telecommunications services provider. We also must ensure that law enforcement agencies are able to access certain call-identifying information relating to communications over our networks. The Company has entered into an agreement with the Federal Bureau of Investigation, Department of Justice, and Department of Homeland Security (“Team Telecom”) regarding United States law enforcement agency access to our network. In October 2008, the Company and Team Telecom executed an amendment to the existing CALEA agreement that permits the Company to continue routing traffic through its earth stations in Canada for its next generation system. CALEA requirements could affect the ability of our potential customers to offer applications via our hybrid system. The Company is required to comply with similar lawful access rules in Canada as a condition of our authorizations from Industry Canada.

Foreign Ownership

The Communications Act restricts the foreign ownership of common carrier radio licenses, which include some of our FCC licenses: (1) the license may not be held by a corporation of which more than 20% of the capital stock is directly owned of record or voted by non-U.S. citizens or entities or their representatives and (2) the license may not be held by a corporation controlled by another corporation (“indirect ownership”) if more than 25% of the controlling corporation’s capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, if the FCC finds that the public interest would be served by the refusal or revocation of such licenses. With the implementation of the Basic Telecommunications Agreement, which was negotiated under the auspices of the World Trade Organization (“WTO”), the FCC presumes that indirect ownership interests in FCC licensees in excess of 25% by non-U.S. citizens or entities from WTO-member countries will serve the public interest. In a September 2006 decision, the FCC granted SkyTerra LP authority to slightly exceed the 25% indirect foreign ownership limit. To comply with the amount of indirect foreign ownership approved by the FCC, we must monitor the extent to which our stock is owned or voted by non-U.S. citizens. The foreign ownership restrictions limit our ability to be owned by non-U.S. citizens absent prior FCC approval. In March 2007, we filed a Petition for Declaratory Ruling with the FCC seeking approval for a new level of indirect foreign ownership for the Company. On January 11, 2008, Harbinger tendered a petition to the FCC seeking expedited action on a declaratory ruling to permit Harbinger to raise their interest in the Company through open market share acquisitions to a level in excess of that previously approved by the FCC. On January 29, 2008, Harbinger tendered to the FCC a petition seeking permanent authority to make the level of acquisitions specified in their January 11 petition. On March 7, 2008, the FCC issued an order granting the March 2007 and January 11, 2008 petitions. The grant of those petitions was without prejudice to any enforcement action by the FCC for the Company’s possible non-compliance with the foreign ownership rules prior to the grant. The FCC did not act on Harbinger’s January 29, 2008 request for permanent authority. We cannot predict when the FCC will do so or whether it will grant the request. There is also no assurance that foreign persons or entities have not acquired or will not acquire additional shares in the Company that may result in our exceeding the level of foreign ownership approved by the FCC and could result in the Company being subject to fines, forfeitures, or revocation of our FCC licenses.

Priority and Preemptive Access

SkyTerra LP’s operations in the L-band are required by the FCC and Industry Canada to be capable of providing priority and preemptive access for Aeronautical Mobile Satellite (Route) Service traffic in the upper L-band and for Global Maritime Distress and Safety Service traffic in the lower L-band. If we are unable to meet these requirements, the FCC or

Industry Canada could authorize and give priority spectrum access to one or more additional satellite systems in the L band that meet the specified requirements.

Enhanced 911 (“E911”) Service

The FCC is currently studying the feasibility of requiring MSS providers to offer E911, including the ability to automatically locate the position of all transmitting user terminals. SkyTerra LP has not traditionally supported automatic location information with its current generation L-band satellite system. Further, like all commercial mobile wireless service providers, we will be required to offer E911 services on our terrestrial component. We are currently exploring the design and implementation of systems required supporting automatic location information with our current and next generation L-band system and ATC operations without adding to the cost of our mobile equipment or reconfiguring our communications ground segment software. Moreover, there can no be assurance that we can meet any E911 requirement for our next generation integrated network without cost or impact to our network deployment.

Hearing Aid Compatibility (“HAC”)

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

700 MHz Proceeding

In an order issued August 10, 2007, establishing service and auction rules governing wireless licensees in the 700 MHz band, the FCC imposed the requirement that the winner of the 700 MHz D Block license would be required to operate a joint broadband network with the nationwide licensee of the public safety broadband spectrum. Among other obligations, the D Block licensee would be required to make available to public safety users at least one handset that includes a seamlessly integrated satellite solution. That handset must be capable of operating both on the 700 MHz public safety spectrum and on the satellite frequency bands and/or systems of the satellite service providers with which the nationwide licensee of the public safety broadband spectrum has contracted for satellite service. The auction, which concluded in 2008, did not result in the licensing of the D Block spectrum. Since then, the FCC has twice invited comments on the requirements applicable to the D Block license, including the satellite handset requirement. We cannot predict whether the FCC will retain this requirement or what impact this decision may have on our business.

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

SkyTerra Canada is authorized by Industry Canada to operate the MSAT-1 satellite at the 106.5 ° WL orbital location for the purposes of providing MSS in Canada. The MSAT-1 satellite will remain in this orbital position until 2010, at which point in time we intend to move it to a new orbital position.

Spectrum is coordinated for the MSAT-1 satellite by Industry Canada pursuant to the Mexico City MOU and this coordination is subject to the same policies and procedures as described above for the MSAT-2 satellite. On December 20, 2007, the SkyTerra Parties and Inmarsat entered into a Cooperation Agreement that includes coordination of the current and next generation satellites of the parties’ satellite systems and the SkyTerra LP ATC system. Pursuant to the Cooperation Agreement, SkyTerra Canada has withdrawn all of its filings asking Industry Canada to refrain from authorizing access to Inmarsat’s new or relocated satellites. SkyTerra Canada has also withdrawn its interference complaints to Industry Canada regarding these satellites and has requested that Industry Canada withdraw similar complaints that were filed by the government of Canada with the ITU and the administration of the United Kingdom.

Approval in Principle for SkyTerra-2 Satellite

On April 5, 2005, Industry Canada issued an approval in principle to SkyTerra Canada to operate the SkyTerra-2 satellite at the 107.3 ° WL orbital position. This approval in principle requires SkyTerra Canada to meet three important milestones:

•	submission of final design specifications for the SkyTerra-2 satellite for Industry Canada approval by December 15, 2006, which occurred on July 5, 2006;
•

signature of contracts for the construction and launch of the SkyTerra-2 satellite by March 15, 2007 which contracts were filed with Industry Canada on February 22, 2007 and confirmed as compliant by Industry Canada on October 28, 2008; and

•	placement of the SkyTerra-2 satellite into its assigned orbital position by March 31, 2011.

We anticipate that SkyTerra Canada will likely satisfy its remaining milestone requirement on or before the March 31, 2011 milestone deadline. Consistent with Industry Canada’s policies for the licensing of MSS operators, SkyTerra Canada’s approval in principle from Industry Canada also requires it to make fair and reasonable efforts to provide MSS to all regions of Canada and to provide service to public institutions in Canada to an amount reflecting 2% of its adjusted gross revenues from the lifetime operation of the satellite.

Authority to Operate ATC in Canada

In May 2004, the Canadian government adopted a policy allowing authorized MSS operators in the L-band, S-band, and Big LEO bands to provide ATC on a no-protection, non-interference basis. The Canadian ATC policy contains gating criteria similar to those of the FCC and requires, among other things, that a service provider’s ATC network be operated as an integral and indefeasible part of an MSS service and that the spectrum it uses for ATC service does not constrain the growth of MSS service offerings. Industry Canada has stated that it intends to develop other technical and operational details applicable to ATC systems in future Radio Standard Specifications and Standard Radio System Plans and Radio Standards Specifications. Industry Canada has also stated that it intends to establish license fees for ATC operators through a separate process. SkyTerra Canada has filed an ATC application with Industry Canada, but it does not yet have authority to operate ATC in Canada. SkyTerra Canada will apply to amend its ATC application to Industry Canada pursuant to the flexibility contemplated in the Cooperation Agreement (see L-band Coordination). Inmarsat has agreed to support this amendment.

Foreign Ownership Restrictions and Transfers of Control - Canada

SkyTerra Canada is required by its authorization from Industry Canada to comply with certain restrictions on non-Canadian ownership that are set out in the Telecommunications Act (Canada) and the Radiocommunication Regulations (Canada). These restrictions require that, among other things:

•	at least 80% of the voting equity of SkyTerra Canada be held by Canadians;
•	at least 80% of the board of directors of SkyTerra Canada be resident Canadians;
•	at least 66 2/3% of the voting equity of any parent corporation of SkyTerra Canada be held by Canadians; and
•	SkyTerra Canada cannot be otherwise controlled in fact by non-Canadians.

As at the date hereof, SkyTerra Canada is “Canadian owned and controlled” within the meaning of the Telecommunications Act (Canada) and the Radiocommunication Regulations (Canada). SkyTerra Corp., a wholly-owned subsidiary of SkyTerra LP organized under the laws of Nova Scotia, is not required to comply with these restrictions on non-Canadian ownership because it does not operate facilities in Canada that would make it subject to these rules.

Neither SkyTerra Canada nor SkyTerra Corp. may transfer their Industry Canada authorizations without the prior approval of Industry Canada. In addition, the prior approval of Industry Canada is required for any material change in the ownership or control of SkyTerra Canada.

CRTC—Regulation of Telecommunications Services

Companies that own or operate transmission facilities in Canada that are used to provide telecommunications services to the public for compensation are classified as “telecommunications common carriers” under the Telecommunications Act (Canada) and are subject to the regulatory authority of the CRTC.

The CRTC has the discretionary power to forbear from exercising certain of its regulatory powers over Canadian carriers where it finds that a telecommunications service or class of services is, or will be, subject to competition sufficient to protect the interests of users. Some Canadian carriers, such as the incumbent local exchange carriers, are classified by the

CRTC as “dominant” in the provision of certain services because of their market power and control over the supply of local telephone services and certain other services. Carriers classified as “non-dominant” by the CRTC are subject to less regulation than dominant carriers and include mobile wireless providers, such as SkyTerra Canada, facilities based long distance providers, and competitive local exchange carriers.

Canada’s Universal Service or “Contribution” Regime

The CRTC has established a revenue based regime for the payment of “contribution.” (Contribution payments are used, in effect, to subsidize local telephone services in high-cost areas of Canada.) Under this regime, all telecommunications service providers (“TSPs”) are required to pay contribution based on a percentage (a rate of 0.87% was applied by the CRTC on a final basis for 2008 and renewed at this level on an interim basis for 2009) of their total “contribution eligible revenues” for the previous year—that is, their total Canadian telecommunications service revenues (“CTSR”), less certain permitted deductions. These permitted deductions include revenues generated from the sale or rental of terminal equipment, revenues from paging services and inter carrier payments for services purchased from other telecommunications service providers. The CRTC has established a minimum revenue threshold that will trigger the obligation to pay contribution. If the annual CTSR of a TSP and all of its affiliates are less than Cdn $10.0 million, then contribution is not payable in the following year.

International Licensing Regime

Under the Telecommunications Act (Canada), all providers of basic international telecommunications services in Canada are required to hold and keep current a basic international telecommunications service license issued by the CRTC. The CRTC has the authority to suspend or revoke an international telecommunications service license if it believes that the licensee has contravened the Telecommunications Act (Canada), the regulations there under or any condition of its license. Both SkyTerra Canada and SkyTerra Corp. hold valid international licenses from the CRTC.

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

Item 1A. Risk Factors

You should carefully consider the risks described below in evaluating our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business, and in particular SkyTerra LP. If we do not successfully address any of the risks described below, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline. We cannot assure you that we will successfully address these risks.

Risks Associated with Our Next Generation Business Plan

If we fail to obtain additional financing necessary to develop and construct our next generation integrated network on a timely basis, or if our current financing sources do not provide the Company with previously committed funding and we are unable to obtain alternative financing, we may not be able to continue as a going concern.

The remaining cost of carrying out our business plan will be significant, and is significantly more than our currently available and committed resources. Our cost could be greater than our current estimates. For example, if we elect to further defer payments under our satellite construction contract, and/or if we exercise certain options to buy additional satellites or other equipment or services, our costs for the satellite component of our network will increase, possibly significantly. The cost to develop devices could be greater, perhaps significantly, than our current estimates, depending on our ability to attract distribution partners in both the satellite and terrestrial spaces.

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

We will actively pursue financing alternatives to continue to increase the amount of capital available to fund our current operations and development of our next generation network, including constructing SkyTerra-1 and SkyTerra-2, the satellite component of the network. We are considering means to raise capital, including strategic partnerships (for example, a technology partnership carrying a capital investment), vendor financing, sale of our interest in TerreStar Networks, and debt or equity financing, among others. We are actively evaluating various strategic alternatives as they arise, and weigh capital needs against technology commitments or other potentially limiting factors. There is no assurance that we can raise sufficient capital, or raise sufficient capital with terms that are favorable to us, under these various financing alternatives to continue to operate our business or complete our network.

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

Pursuant to the Securities Purchase Agreement, Harbinger agreed to purchase up to $500 million in aggregate principal amount of 18% Senior Unsecured Notes in four tranches. The proceeds of such notes are expected to fund the Company’s business plan through the third quarter of 2010. On January 7, 2009 the Company issued the first of the four issuances of the 18% Senior Unsecured Notes to Harbinger under the Securities Purchase Agreement, in an aggregate principal amount of $150 million. In addition, at this closing the Company issued Harbinger ten-year warrants to purchase 7.5 million shares of the Company's voting or non-voting common stock, at an initial exercise price of $0.01 per share. The remaining $350 million of 18% Senior Unsecured Notes is scheduled to be issued to Harbinger in three tranches of $175.0 million, $75 million and $100 million on April 1, 2009, July 1, 2009, and January 4, 2010, respectively. Under the Securities Purchase Agreement, we are required to satisfy certain conditions to funding prior to each funding date, including material compliance with our covenants under the Master Agreement, the absence of a material adverse effect (as defined in the Securities Purchase Agreement) and the accuracy of the representations and warranties made by us in the Securities Purchase

Agreement. If we fail to satisfy any condition to funding, Harbinger will not be obligated to purchase the 18% Senior Unsecured Notes.

The U.S. and worldwide financial markets have recently experienced unprecedented volatility, particularly in the financial services sector. No assurance can be given that Harbinger will satisfy its obligations under the Securities Purchase Agreement and purchase the 18% Senior Unsecured Notes in a timely manner, or at all. If Harbinger does not satisfy its obligations to purchase the 18% Senior Unsecured Notes, we may be unable to find alternative financing sources, particularly in light of the current turmoil in the U.S. and worldwide financial markets.

The terms of our current indebtedness and the Securities Purchase Agreement include significant limitations on additional debt, including amount, terms, access to security, duration, among other factors, and impose limitations on the structure of strategic transactions. In addition, the Master Agreement as amended includes significant limitations on the issuance by the Company of additional debt and equity securities.

In addition to the contractual limitations described above, there currently is limited trading in shares of our common stock, which limits our ability to raise funding through public equity issuances. The recent turmoil in global credit markets and the weakening global economy could negatively impact our ability to access the capital markets and fund our operations if Harbinger does not purchase the 18% Senior Unsecured Notes. Furthermore, our ability to sell our 11.1% ownership stake in TerreStar Networks, which represents a potential source of capital, on favorable terms, or at all, is not assured given recent capital market volatility and the overall decline in the stock price of its parent, TerreStar Corporation.

If we fail to obtain necessary additional financing on a timely basis, or if our current financing sources do not provide the Company with previously committed funding, our satellite construction, launch, or other events necessary to conduct our business could be materially delayed, or our costs could materially increase; we could default on our commitments to our satellite construction or launch contractors, creditors or other third parties, leading to termination of construction or inability to launch our satellites; we may not be able to launch our next generation integrated network as planned and may have to discontinue operations or seek a purchaser for our satellite business or assets. The Company could lose its FCC or Industry Canada licenses or its international rights if it fails to achieve required performance milestones. We may not be able to continue as a going concern if we fail to receive previously committed funding and we are unable to obtain alternative financing or if we fail to obtain additional necessary financing on a timely basis.

Our substantial debt obligations could impair our liquidity and financial condition.

We are a highly leveraged company and have significant amounts of long-term debt. Our ability to make payments on our debt and to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future. The Company has not generated cash flow from operations and makes significant cash investments in capital items.

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
•

reducing the amount of cash available for other purposes by requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness; and

•	placing us at a competitive disadvantage to competitors who are less leveraged than we are.

In March 2006, SkyTerra LP issued Senior Secured Discount Notes with an aggregate principal amount of $750 million at maturity, and generated gross proceeds of $436 million. Interest on the notes will accrete from the issue date at a rate of 14.0% per annum, until they reach full principal amount at April 1, 2010 (the “Senior Secured Discount Notes”). Following April 1, 2010, interest will be payable semi-annually in arrears in cash at a rate of 14% per annum, with the first such payment of $52.5 million being due on October 1, 2010. The Senior Secured Discount Notes will mature on April 1, 2013. The Senior Secured Discount Notes are secured by substantially all of our and our subsidiaries’ assets.

In January 2008, SkyTerra LP issued notes to Harbinger, in an aggregate principal amount of $150 million (the “Harbinger Notes”). The Harbinger Notes bear interest at a rate of 16.5%, payable in cash or in-kind, at SkyTerra LP’s option through December 15, 2011, and thereafter payable in cash. The Harbinger Notes mature on May 1, 2013.

In January 2009, SkyTerra LP issued $150.0 million of 18% Senior Unsecured Notes to Harbinger. The 18% Senior Unsecured Notes bear interest at a rate of 18.0% per annum, payable in cash or in-kind, at SkyTerra LP’s option through January 1, 2011, and thereafter payable in cash.

A significant portion of any future additional financing may consist of debt securities. As a result, we may be even more highly leveraged. If additional funds are raised through the incurrence of indebtedness, we may incur significant interest charges and become subject to various restrictions and covenants that could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities.

The market for our planned service is new and unproven and the success of our next generation business will depend on market acceptance.

Other than satellite radio, we are not aware of any integrated (i.e., combined satellite and terrestrial) wireless service in commercial operation. Neither we, nor any other company, have developed an integrated next generation network. Our business plan contemplates that a significant portion of our revenues will be derived from strategic partners. To date, neither we nor SkyTerra LP have entered into any strategic partnerships with respect to distribution of our next generation integrated network. As a result, we can estimate only with a partial level of certainty the potential demand for such services and the degree to which we will meet that demand. Furthermore, there may not be sufficient demand to enable SkyTerra LP, or there may be additional costs that do not allow SkyTerra LP, to earn sufficient revenues, achieve sufficient cash flow or record a profit. Among other things, end user acceptance of our next generation integrated service will depend upon:

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

If we cannot gain market acceptance for our planned products and services, our business will be significantly harmed. We have made, and will continue to make, significant capital investments to generate demand for SkyTerra LP’s services. Accordingly, any material miscalculation with respect to our operating strategy or business plan will harm our business.

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

To fully transition to our next generation services, all current revenue generating services may terminate in the future. We currently expect all current revenue generating services to terminate in 2012. We may modify this expectation to an earlier date, or later date, in the future. In advance of termination of current services, our customers may migrate away from our current and future services. Upon termination of service our customers will be forced to select new services. There is no assurance that our next generation services will be selected by our customers.

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

During any period of delay, we would continue to have significant cash requirements that could materially increase the aggregate amount of funding we need. We may not be able to obtain additional financing on favorable terms, or at all, during periods of delay. A delay could also require rescheduling of the anticipated launch date, and another launch slot may not be available within a reasonable period of time. In addition, a delay in satellite system operations could also result in revocation of our regulatory approvals and our international rights.

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

During and after their launch, all satellites are subject to equipment failures, malfunctions and other problems. If one of our satellites were to fail prematurely, it likely would affect the quality of our service, substantially delay the commencement or interrupt the continuation of our service and harm our business and could impact our licenses. This harm to our business would continue until we either extend service to our customers on another satellite or build and launch additional satellites. Each of the MSAT-1 and MSAT-2 satellites has in the past experienced malfunctions and neither operates at full capacity. Our satellites could experience future malfunctions at any time, which could damage their ability to serve our customers, harm our reputation in the marketplace, reduce the expected useful life of the satellites and possibly adversely affect our government approvals. In addition, each of the MSAT-1 and MSAT-2 satellites is operating in inclined orbit, which may increasingly affect the service delivery, particularly to customers operating at the edge of the satellites respective coverage area. There can be no assurance that our existing satellites will remain operational until such time as we launch our next generation satellites. Any gap could have a material adverse effect on our business and could result in the loss of licenses.

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

We may also face competition from companies using new technologies and new integrated networks in the future. For instance, the FCC has authorized ICO and TerreStar Networks to use radio frequencies for mobile satellite services within the S-band. Although these potential competitors currently have no commercial operations in this band, they are planning to launch integrated networks similar to those envisioned by us. Through SkyTerra LP’s subsidiary, ATC Technologies LLC, SkyTerra LP has also granted TerreStar a license to use SkyTerra LP’s intellectual property for the development of TerreStar’s network. TerreStar has announced plans to launch an S-band satellite in June 2009 in advance of the estimated launch of SkyTerra-1 and SkyTerra-2, and ICO launched an S-band satellite in April 2008. Additionally, ICO received ATC authority in January 2008, and TerreStar has submitted an application for ATC authority. Failure to offer next generation integrated services that compete effectively with potential competitors such as TerreStar and ICO would have an adverse impact on our revenues, profitability and liquidity. We will also face competition with respect to entering into strategic partnerships.

We and our partners must continue to identify, develop and market innovative products or enhance existing products on a timely basis to maintain our profit margins and our competitive position.

Our future growth may depend on our ability to gauge the direction of commercial and technological progress in key markets and on our ability to fund and successfully develop and market products and services. Our competitors may have access to technologies not available to us, which may enable them to provide communications services of greater interest to end users, or at a more competitive cost. We may not be able to develop new products or technology, either alone or with third parties, or license any additional necessary intellectual property rights from third parties on a commercially competitive basis. The satellite and wireless industries are both characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we or our partners are unable to keep pace with these changes, our business may be unsuccessful. Products using new technologies, or emerging industry standards, could make our technologies obsolete. If we or our partners fail to keep pace with the evolving technological innovations in our markets on a competitive basis, our financial condition and results of operation could be adversely affected.

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

Economic downturns or declines in consumer spending could negatively affect our results of operations and our access to capital.

We expect the primary consumer of our next generation services will be customers of our distribution partners and customers within certain vertical markets (for example, public safety, fleet management and consumer telematics). If the United States or Canada experience further economic downturns or if spending by end customers declines in the future, our business may be negatively affected.

We may not be able to protect our proprietary information and intellectual property rights, which could limit the growth of our business and impact our ability to compete.

As of February 4, 2009, SkyTerra LP has filed a significant number of patent applications (each application being filed in the United States and in several countries abroad), and owns over 85 U.S. and numerous foreign patents covering the fundamental principles of our next generation integrated technology. There is no assurance that the patents for which SkyTerra LP has applied will be issued or, if issued, will be sufficient to fully protect our technology. In addition, there can be no assurance that any patents issued or licensed to SkyTerra LP will not be challenged, invalidated or circumvented.

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

If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in substantial costs and diversion of our resources and our management’s attention and could have material adverse effect on our financial condition and results of operations, regardless of the final outcome of such legal action. Despite our efforts to safeguard and maintain our intellectual property rights, there can be no assurance that we will be successful in doing so or that our competitors will not independently develop or patent technologies equivalent or superior to our technologies. A failure to protect, defend or enforce our intellectual property rights could have an adverse effect on our business, financial condition and results of operations. We believe that third parties may infringe upon our intellectual property now and in the future.

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

Regulatory Risks Associated with Our Business

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

Since the Company’s system became operational in 1996, its spectrum access in North America has been governed by a multi-lateral agreement referred to as the Mexico City Memorandum of Understanding (“Mexico City MoU”) and by bilateral agreements. Five national administrations, the United States, Canada, Mexico, Russia and the United Kingdom, are party to the Mexico City MoU. We operate our satellites under the auspices of the United States and Canada. Accordingly, we must coordinate with operators and their administrations to operate in the L-band and to reconfigure the L-band. Since 1999, there has been no new, comprehensive, spectrum sharing agreement among all the satellite system operators represented by the five administrations and we have not completed coordination of our new satellites. Our recent agreement with Inmarsat, which has been accepted in part by our Administrations, is a significant step to completing the coordination of our new satellites, providing substantial spectrum access, and creating additional flexibility for ancillary terrestrial operations. Additional approvals are required, however, before coordination of the satellite networks, under all phases specified in the Cooperation Agreement, will be complete. At the same time, the agreement with Inmarsat includes certain limitations on our system operations in order to facilitate spectrum reuse by Inmarsat; these limitations may have an adverse impact on the extent that we are technically able to provide certain satellite and terrestrial services and, as a result, the revenues we are able to generate from those services.

Additionally, the initial international frequency coordination of our system was done for narrowband services and air interfaces. Newer broadband services and air interfaces require larger blocks of contiguous spectrum. While some of our L-band spectrum is already in sufficiently large contiguous blocks to permit the offering of such new formats, we are trying to increase the extent to which our spectrum is contiguous. Our recent agreement with Inmarsat is a significant step in the process of rebanding to provide for additional contiguity. We would obtain further, substantial benefit from successful negotiations with the Mexican operator and Administration to further reconfigure the L-band spectrum. In the absence of an arrangement with the Mexican operator and Administration, we may pursue other means of further reconfiguring the L-band spectrum. It is uncertain whether we will be able to successfully complete such negotiations at a reasonable economic and technical price or be able to otherwise reconfigure the L-band spectrum. The failure to reconfigure the L-band into larger blocks of contiguous spectrum will prevent us from maximizing the efficiency and capacity of our next generation integrated network.

Moreover, we cannot guarantee that the ITU will not change its rules in the future in a way that could limit or preclude our use of some or all of our existing or future orbital locations or frequencies.

We may not be able to secure the return of certain spectrum we loaned to Inmarsat.

In 1999 and 2003, and consistent with the Mexico City MoU, SkyTerra LP and SkyTerra Canada loaned approximately 3 MHz of L-band spectrum to Inmarsat for its temporary use (“Original Loan”). Our recent agreement with Inmarsat addresses a dispute regarding the return of the loaned spectrum, including the possibility of arbitration under certain circumstances. In addition, pursuant to the recent agreement, we are temporarily loaning Inmarsat additional spectrum (“New Loan”). There is no assurance that we will receive the return of the Original Loan and/or New Loan, whether through arbitration or otherwise, and certain provisions of our recent agreement with Inmarsat provide that upon the occurrence of certain events the loaned spectrum would become integrated with the agreed upon band plans for operation and would not be separately subject to return.

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

Prior to entering into the Cooperation Agreement in December 2007, Inmarsat challenged two FCC orders that may impact our ability to maximize the efficiency of our ATC in the L-band: the November 2004 Application Approval, which granted SkyTerra LP’s ATC license, and the February 2005 Order establishing revised rules for ATC. Inmarsat also objected to the Company’s pending 2005 application for a modified ATC license to take advantage of the new ATC rules. Pursuant to the Cooperation Agreement (see Government Regulation—L-band Coordination), Inmarsat has filed a motion to withdraw these filings. The FCC granted the motion with respect to the November 2004 Application Approval but has not acted on the motion with respect to the February 2005 Order or granted SkyTerra LP’s 2005 application for a modified ATC license. If the FCC acts unfavorably to us, it may impede or preclude our ability to deploy and operate our proposed next generation integrated network.

We need additional regulatory approvals before we can operate ATC.

Pursuant to the Cooperation Agreement, in December 2008 the Company filed an application with the FCC to provide authority for additional flexibility for operation of ATC. Inmarsat had opposed an earlier pending application by SkyTerra LP to modify its ATC authorization to provide additional flexibility. Pursuant to the Cooperation Agreement (see Government Regulation—L-band Coordination), Inmarsat has agreed to support this application. The FCC has not yet placed the amendment on public notice for comment, and we do not know whether it will be opposed. In addition, the Company will need further regulatory approvals before it can operate ATC, including a blanket license for its user terminals and FCC certification of its user terminals and base stations. Any difficulty in obtaining these approvals may delay the commencement of operation of our new system. SkyTerra Canada does not yet have authority from Industry Canada to operate an ATC in Canada. We cannot provide any assurance if or when we will obtain any of these approvals.

A 2002 decision could be construed to limit a portion of our operations to using no more than 20 MHz of L-band spectrum.

In a 2002 decision, the FCC granted our subsidiary, SkyTerra Sub, a license to use up to 20 MHz of L-band spectrum on MSAT-2. That decision also states that spectrum acquired under a future merger between our corporate predecessor and TMI Communications, which formerly held both the Industry Canada and FCC L-band authorizations associated with the MSAT-1 satellite, would be included within the 20 MHz limit. The Company filed a petition for clarification and partial reconsideration of that decision because SkyTerra Sub had already been established pursuant to an FCC order in 2001 that had authorized SkyTerra Sub to use TMI Communications’ spectrum without imposing such spectrum limitations. Under the most recent SSA developed pursuant to the Mexico City MoU, SkyTerra LP was assigned less than 20 MHz of L-band spectrum for the United States satellites. We believe that, even if limited to 20 MHz of spectrum on the United States satellites, we would continue to be able to use all of the coordinated spectrum (approximately 30 MHz) on SkyTerra Canada’s satellite and on our integrated network, as well as up to 20 MHz of coordinated spectrum on SkyTerra LP’s satellite. We cannot be sure how or when the FCC will dispose of the Company’s petition, but subsequent FCC decisions suggest that spectrum licensed to SkyTerra Canada is not included within the 20 MHz limit. If the FCC decides adversely to the Company, our United States licensed L-band satellites (MSAT-2 and SkyTerra-1) could be limited to a maximum of 20 MHz, which could reduce our ability to offer certain new services.

Failure to comply with FCC and Industry Canada rules and regulations could damage our business.

FCC and Industry Canada rules and regulations, and the terms of our satellite authorizations and ATC license from the FCC, require us to meet certain conditions, such as satellite construction and launch milestones, maintenance of satellite coverage of all 50 states, Puerto Rico, Canada, and the United States Virgin Islands and the provision of an integrated service offering. Non-compliance by us with these or other conditions, including other FCC or Industry Canada gating criteria, could result in fines, additional license conditions, license revocation, or other adverse FCC or Industry Canada actions.

In a September 2006 decision, the FCC granted the Company authority to slightly exceed the 25% indirect foreign ownership limit specified in the Communications Act. To comply with the amount of indirect foreign ownership approved by the FCC, we must monitor the extent to which our stock is owned or voted by non-U.S. citizens. The foreign ownership restrictions limit our ability to be owned by non-U.S. citizens absent prior FCC approval. Exceeding the amount of foreign ownership approved by the FCC in the September 2006 decision without securing prior approval from the FCC may subject the Company to fines, forfeitures, or revocation of our FCC licenses. In March 2007, we filed a Petition for Declaratory Ruling with the FCC seeking approval for a new level of indirect foreign ownership for the Company. In October 2007, we provided additional information in response to the FCC’s request for further ownership information regarding certain investors. On November 6 and 26, 2007, we amended that filing. On January 25 and 29, 2008, we further amended our filing to provide updated ownership information and to respond to informal staff requests. On January 11, 2008, Harbinger tendered a petition to the FCC seeking expedited action on a declaratory ruling to permit Harbinger to raise their interest in the Company through open market share acquisitions to a level in excess of that previously approved by the FCC. That petition was amended on January 16, 2008, and the Company joined in the petition in a further amendment submitted on January 17, 2008. On January 29, 2008, Harbinger tendered to the FCC a petition seeking permanent authority to make the level of acquisitions specified in their January 11 petition. On March 7, 2008, the FCC issued an order granting the March 2007 and January 11, 2008 petitions. The grant of those petitions was without prejudice to any enforcement action by the FCC for the Company’s possible non-compliance with the foreign ownership rules prior to the grant. The FCC did not act on Harbinger’s January 29, 2008 request for permanent authority. We cannot predict when the FCC will do so or whether it will grant the request. There is also no assurance that foreign persons or entities have not acquired or will not acquire additional shares in the Company that may result in our exceeding the level of foreign ownership approved by the FCC.

We may not be able to obtain the necessary regulatory consents for transfer of control of the Company to Harbinger or for a business combination between SkyTerra and Inmarsat.

On August 22, 2008, pursuant to the Master Agreement with Harbinger and certain of its affiliates, Harbinger and SkyTerra submitted applications to the FCC seeking consent for transfer of control of the Company to Harbinger and for a business combination between SkyTerra and Inmarsat. The applications also sought a declaratory ruling approving a range of possible foreign ownership levels associated with Harbinger’s ownership of up to 100% of SkyTerra. We will need to submit additional filings and obtain approvals from other regulatory bodies before we can consummate the transactions contemplated by the Master Agreement. There can be no assurance that we will obtain all the necessary regulatory approvals for the proposed transactions. If we do not obtain all the required approvals, we may be unable to achieve our business and financial objectives.

If the supply of available mobile licensed spectrum increases, the value of our spectrum assets may decrease.

The FCC or Industry Canada could allocate large amounts of additional mobile licensed spectrum that could be used to compete with us, or that could decrease the perceived market value of our wireless capacity. The FCC in 2006, for example, auctioned 90 MHz of spectrum in the 1.7/2.1 GHz range. More recently, the FCC auctioned almost all of the available spectrum in the 698-806 MHz band (“the 700 MHz Band”). Industry Canada also conducted an auction of PCS and Advanced Wireless Spectrum, which concluded in July 2008 and further auctions in Canada are anticipated for the 700 MHz band as well as the 2.5 GHz band. Additional spectrum auctions may be scheduled in the future in both the United States and Canada. In addition, incremental allocations of spectrum may make it easier for new competitors to enter the market, and could further diminish the value of our spectrum assets.

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

The FCC has permitted SkyTerra LP to provide fixed services on a non-interference basis, which means that such operations are not permitted to cause interference to various other users of the band and are not permitted to claim protection from such other users. The FCC also has required SkyTerra LP’s fixed services to be offered on an “incidental or ancillary” basis, conditions which the FCC has not defined in this context.

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

Moreover, we may be required to obtain additional approvals from national and local regulatory authorities in connection with the services that we currently provide or wish to provide in the future. From time to time, governmental entities may impose new conditions on our authorizations which could have an effect on our ability to generate revenue and conduct our current and next generation business as currently planned. Industry Canada has also stated that it intends to establish license fees for ATC operators. If we are required to pay such fees, we may be subject to substantially increased costs. The United States federal government is also currently considering whether to impose spectrum fees on the right to use frequencies for ATC and possibly satellite services. While we believe that adoption of such fees in the United States is not likely, if implemented and extended to the frequencies used by us, use of such frequencies may be subject to substantially increased costs.

Export control and embargo laws may preclude us from obtaining necessary satellites, parts or data or providing certain services in the future.

United States companies and companies located in the United States must comply with United States export control laws in connection with any information, products, or materials that they provide to SkyTerra LP relating to satellites, associated equipment and data and with the provision of related services. If these entities cannot or do not obtain the necessary export or re-export authorizations from the United States government, we will be required to obtain such authorizations. It is possible that, in the future, we may not be able to obtain and maintain the necessary authorizations, or existing authorizations could be revoked.

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

We must ensure compliance with the ATC rules of the FCC and Industry Canada. This may require agreements with some partners that provide for a degree of control by SkyTerra LP and SkyTerra Canada in the operation of their businesses that may be difficult to negotiate.

In addition, the Communications Act and the FCC’s rules require the Company to maintain legal as well as actual control over the spectrum for which it is licensed. Our ability to enter into partnering arrangements may be limited by the requirement that we maintain de facto control of the spectrum for which we are licensed. If the Company is found to have relinquished control without approval from the FCC, we may be subject to fines, forfeitures, or revocation of its licenses.

Rules relating to Canadian ownership and control of SkyTerra Canada are subject to interpretation and change.

SkyTerra Canada is subject to foreign ownership restrictions imposed by the Telecommunications Act (Canada) and the Radiocommunication Act (Canada) and regulations made pursuant to these Acts. Although we believe that SkyTerra Canada is in compliance with the relevant legislation, there can be no assurance that a future determination by Industry Canada or the Canadian Radio-television and Telecommunications Commission, or events beyond its control, will not result in SkyTerra Canada ceasing to comply with the relevant legislation. If such a development were to occur, the ability of SkyTerra Canada to operate as a Canadian carrier under the Telecommunications Act (Canada) or to maintain, renew or secure its Industry Canada authorizations could be jeopardized and our business could be materially adversely affected.

Risks Relating to Our Common Stock Generally

Fluctuations in our operating results could adversely affect the trading price of our common stock.

Our operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, including:

•	risks and uncertainties affecting the current and proposed business of SkyTerra LP and the mobile satellite services industry;
•	increased competition in the mobile satellite services industry; and
•	general economic conditions.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, have created some uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from assisting SkyTerra LP in revenue-generating activities to compliance activities, which could harm our business prospects.

Harbinger and its affiliates beneficially own a significant portion of our outstanding shares of Voting Common Stock and a significant portion of our outstanding shares of Non-Voting Common Stock. Harbinger and its affiliates can take actions that may be adverse to the interests of other stockholders.

As of February 6, 2009 Harbinger and its affiliates collectively owned 23,452,480 shares of Voting Common Stock and 29,946,362 shares of Non-Voting Common Stock representing 48.0% of the voting common shares outstanding and 49.1% of the total common shares outstanding.  Harbinger also has the right to an additional 9,984,270 common shares currently being held in escrow pending the FCC’s decision on Harbinger’s application to acquire control of the Company.  The shares held in escrow represent 9.1% of the Company’s total shares outstanding and include (i) 442,825 shares of voting common stock held in escrow by Akin Gump Strauss Hauer and Feld LLP and (ii) 7,906,737 shares of non-voting common stock and 1,634,422 shares of voting common stock held in escrow by Wells Fargo Bank.  In addition, Harbinger has the right to acquire up to 20,024,818 common shares upon the exercise of warrants.

Pursuant to the Master Agreement, Harbinger may acquire a significant number of shares of our common stock if our combination with Inmarsat is successful, in order to fund such combination, or if the combination is not successful, pursuant to a shareholder rights offering. If the proposed business combination of SkyTerra and Inmarsat is completed, it is expected that Harbinger would own in excess of 85% of the outstanding Voting Common Stock of the combined entity.

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

Shares eligible for future sale could cause the price of our Voting Common Stock to decline.

The market price of our Voting Common Stock could decline as a result of future sales of substantial amounts of our common stock, or the perception that such sales could occur. In connection with the closing of the Exchange Transactions in September 2006 and the BCE exchange transaction in January 2007, we issued in excess of 41.4 million shares of our common stock which are covered by effective registration statements. The sale of such shares could have an adverse impact on our stock price. Furthermore, certain of the Harbinger entities have the right to require us to register certain shares of common stock that they hold as well as the shares of Voting Common Stock underlying the Series 1-A and 2-A warrants to facilitate their sale of shares in the public market. The Series 1-A and Series 2-A warrants are exercisable at any time and expire on June 4, 2009. The Series 1-A warrants are exercisable for 681,838 shares of our Voting Common Stock. The Series 2-A warrants are exercisable for 2,698,942 shares of our Voting Common Stock. Additionally, in connection with the $150 million of notes SkyTerra LP issued to Harbinger in January 2008, we issued ten year warrants to purchase 9,144,038 shares of our common stock, with an exercise price of $10 per share. In connection with the $150 million of 18% Senior Unsecured Notes SkyTerra LP issued to Harbinger in January 2009, we issued five year warrants to purchase 7,500,000 shares of our common stock, with an initial exercise price of $0.01 per share.

In July 2008, in connection with the Inmarsat combination and the Securities Purchase Agreement, as amended, we agreed to issue to Harbinger warrants to purchase up to an aggregate of 32.5 million shares of our common stock, upon the first, second and fourth issuances of the Additional Harbinger Notes (warrants for 7.5 million shares of common stock on January 7, 2009, 21.25 million shares of common stock on April 1, 2009 and 3.75 million shares of common stock on January 4, 2010) at an exercise price of $0.01 per share of common stock. Also, pursuant to a stock purchase agreement between SkyTerra and Harbinger, dated July 24, 2008 (the “Stock Purchase Agreement”) we entered into concurrently with the Master Agreement, Harbinger will be entitled to purchase new shares of our Voting Common Stock for up to $2.4 billion in cash, or such greater amount as Harbinger may determine. The Harbinger stockholders also have the right to require us to register the shares of common stock underlying the Harbinger warrants to facilitate their sale of shares in the public market. The future sale of substantial amounts of our common stock pursuant to any such registration statements could have an adverse impact on our stock price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease facilities located in Reston, Virginia (70,000 square feet, lease expires February 28, 2011), Ottawa, Ontario (Canada) (22,400 square feet) lease will expire January 30, 2024 (occupying under a binding Offer to Lease and the final lease is pending signatures) and Calgary, Alberta (Canada) (150 square feet, lease expires June 30, 2010). We routinely evaluate our facilities for adequacy in light of our plans for the future.

Item 3.	Legal Proceedings

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of our business are pending against us and certain of our subsidiaries. We believe we have adequate legal defenses for each of the actions and claims. These matters are subject to uncertainty and it is possible that some of these matters ultimately could be decided, resolved or settled adversely. We have not recorded any material accruals as of December 31, 2008 for losses related to matters that we would consider to be probable and that could be estimated reasonably. We believe that the ultimate resolution of those matters will not result in a material adverse effect on our results and operations.

Item 4.	Submission of Matters to a Vote of Security Holders

On November 7, 2008 the Company held a special meeting of holders of shares of voting and non-voting common stock of the Company, to consider and vote upon a proposal to adopt an amendment to the Company’s Restated Certificate of Incorporation to authorize an increase in the aggregate number of shares of non-voting common stock from 100,000,000 shares to 125,000,000 shares, and to authorize an increase in the aggregate number of shares of the Company’s capital stock from 310,000,000 shares to 335,000,000 shares.  The proposal was approved by the shareholders. More specifically, there were 36,254,914 votes for the proposal, 67,676 votes against the proposal, 15,202 abstentions, and no broker non-votes.

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

Since January 30, 2003, the Company’s common stock has been listed on the OTC Bulletin Board. The Company’s common stock trades under the symbol “SKYT”. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share as reported on the OTC Bulletin Board:

	High	Low
Year ended December 31, 2008
First quarter	$7.80	$6.00
Second quarter	$8.75	$6.50
Third quarter	$6.25	$3.67
Fourth quarter	$3.35	$1.37

Year ended December 31, 2007
First quarter	$11.75	$8.20
Second quarter	$9.20	$7.70
Third quarter	$9.35	$6.50
Fourth quarter	$7.80	$4.13

The above quotations reported by the OTC Bulletin Board reflect interdealer prices, which may not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. On February 20, 2009, the last sale price for the Company’s common stock as reported by the OTC Bulletin Board was $3.97 per share.

As of February 12, 2009, not including beneficial owners, the Company had approximately 397 recordholders of the Company’s common stock. This number was derived from the Company’s stockholder records, and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. Holders of the Company’s common stock are entitled to share ratably in dividends, if and when declared by the Company’s board of directors.

The Company has not paid a cash dividend on its common stock for the years ended December 31, 2008 and 2007, and it is unlikely that the Company will pay any cash dividends on its common stock in the foreseeable future. The payment of cash dividends on the Company’s common stock will depend on, among other things, the Company’s earnings, capital requirements and financial condition, and general business conditions.

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Item 12 – Security Ownership of Certain Beneficial Owners and Related Stockholder Matters.”

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2008 of an investment of $100 in cash on January 1, 2004 for SkyTerra common stock and an investment of $100 in cash on January 1, 2004 for (i) the NASDAQ Market Index and (ii) the Hemscott Group (Diversified Communication Services) Index (the “Hemscott Group Index”). Historic stock performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

	Investment Balance as of December 31,
	2003	2004	2005	2006	2007	2008
SkyTerra Communications, Inc.	$100	$1,783	$2,250	$768	$453	$119
Hemscott Group Index	$100	$152	$133	$144	$191	$93
NASDAQ Market Index	$100	$108	$111	$122	$134	$79

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008 and 2007 are derived from the Company’s audited consolidated financial statements included elsewhere in this report.

On September 26, 2006, we completed the 2006 SkyTerra LP Exchange Transactions that resulted in our owning the majority of SkyTerra LP. This transaction has been accounted for as a “reverse acquisition” with SkyTerra LP being treated as the accounting acquirer of SkyTerra. As such, the Company’s historical financial statements prior to September 25, 2006 are the historical financial statements of SkyTerra LP. The consolidated financial statements of SkyTerra LP have been retroactively restated to reflect the recapitalization of SkyTerra LP with the 39.6 million shares of the Company’s common stock issued to SkyTerra LP equity holders in the 2006 SkyTerra LP Exchange Transactions.

	2008	2007	2006	2005	2004
Consolidated statements of operations data:
Total revenues	$34,485	$34,083	$34,854	$29,974	$29,597
Total operating expense	138,992	106,174	77,113	69,127	56,532)
Operating loss	(104,507)	(72,091)	(42,259)	(39,153)	(26,755)
Net loss	(204,935)	(123,556)	(57,100)	(40,955)	(33,455)
Net loss from continuing operations per share	(1.93)	(1.24)	(1.24)	(0.81)	(1.00)

Consolidated balance sheet data:
Total assets	1,360,702	1,295,035	767,047	216,284	246,233
Senior secured discount notes, net	629,759	552,719	483,410	—	—
16.5% senior unsecured notes (related party), net	147,119	—	—	—	—
Vendor notes payable	60,940	52,047	—	—	—
Notes payable - other	372	1,282	470	696	916
Long-term deferred revenue, net of current portion	12,383	16,333	20,971	23,243	20,690
Stockholders’ equity (deficit)	$471,353	$616,218	$(125,388)	$181,260	$212,964

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Name Change of SkyTerra Subsidiaries

On December 8, 2008 the names of all SkyTerra subsidiaries that used “Mobile Satellite Ventures” in any part of their name were changed to replace the “Mobile Satellite Ventures” portion of the name with “SkyTerra,” including those listed in the table below which indicates the previous and current name of each subsidiary:

Former Name:	New Name:
Mobile Satellite Ventures GP Inc.	SkyTerra GP Inc.
Mobile Satellite Ventures LP	SkyTerra LP
Mobile Satellite Ventures (Canada) Inc.	SkyTerra (Canada) Inc.
Mobile Satellite Ventures Holdings (Canada) Inc.	SkyTerra Holdings (Canada) Inc.
MSV Finance Co.	SkyTerra Finance Co.

All SkyTerra Communications, Inc. (SkyTerra or the Company) operating and development activity is performed through its wholly owned consolidated subsidiary SkyTerra LP. SkyTerra LP holds a 46.4% effective interest in SkyTerra (Canada) Inc. (SkyTerra Canada) through its 20% interest in SkyTerra Canada and a 33% interest in SkyTerra Holdings Canada Inc., which is the parent company of SkyTerra Canada. SkyTerra LP has determined that it is the primary beneficiary of SkyTerra Canada as a result of its obligation, by contract, to fund the operations of SkyTerra Canada, and as a result of a rights and services agreement and a capacity lease agreement between SkyTerra LP and SkyTerra Canada. As such, and in accordance with FASB Interpretation No. 46R, Variable Interest Entities (FIN 46R), SkyTerra Canada has been consolidated into the financial results of SkyTerra LP. Although SkyTerra Canada is Canadian owned and controlled within the meaning of the Telecommunications Act (Canada) and the Radiocommunication Regulations (Canada), references to the "Company" or SkyTerra LP, include SkyTerra Canada.

Next Generation Network

SkyTerra LP is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including internet access and voice services, in the United States and Canada. SkyTerra LP plans to launch two new satellites, SkyTerra-1 and SkyTerra-2 (formerly MSV-1 and MSV-2), that will serve as the core of its next generation network. The Company is working closely with Boeing, the satellite manufacturer of both SkyTerra-1 and SkyTerra-2, to carefully track, monitor and support the progress of the satellite construction program.  Based on Boeing’s most recent estimates, SkyTerra-1 will be available for launch in very late 2009.  To ensure the availability of a launch window for SkyTerra-1, and accounting for the possibility of potential future construction or other delays that have occurred on other complex spacecraft, SkyTerra has selected a launch window that provides scheduled launch assurance in case the manufacturer’s construction schedule is delayed.

Specifically, SkyTerra has contracted for a launch window for SkyTerra-1 that opens in March of 2010 and continues through May 2010.  This date was selected carefully, to account for the possibility of future manufacturer construction delays as mentioned above.  If SkyTerra-1 construction does not deviate from its current schedule, SkyTerra may seek an earlier launch date from the launch service provider, including late 2009.  While there can be no guarantee of the availability of such earlier launch time, SkyTerra believes the launch service provider will work in good faith to accommodate an earlier launch.

The launch of SkyTerra-2 is currently expected to occur in the fourth quarter of 2010 or the first quarter of 2011 and, similar to SkyTerra-1, within all regulatory milestones.

SkyTerra LP is licensed by either United States or Canadian governments to operate both current and next generation satellite systems in the 1.5 to 1.6 GHz frequency band (the “L-band”) spectrum that SkyTerra LP and SkyTerra Canada have coordinated for their use. This spectrum is positioned between the frequencies used by terrestrial wireless providers. SkyTerra LP and SkyTerra Canada have coordinated approximately 30 MHz of this spectrum throughout the United States and Canada and this coordinated spectrum covers a total population of over 330 million. The Company plans to use its spectrum for both satellite and terrestrial service in operating its next generation integrated network.

SkyTerra LP holds an ancillary terrestrial component (ATC) authorization that permits the use of its L-band satellite frequencies in the operation of an advanced, integrated satellite and terrestrial hybrid network capable of providing wireless broadband on a fixed, portable and fully mobile basis in the United States. Deployment of an ATC network has not yet begun, and development is in process. SkyTerra LP was the first MSS provider to receive a license to operate an ATC network from the Federal Communications Commission (“FCC”) and was a major proponent of the FCC’s February 2003 and February 2005 ATC and ATC Reconsideration Orders, both of which were adopted on a bipartisan, 5-0 basis. The Company’s ATC license permits the use of our L-band satellite frequencies in the operation of an advanced, integrated network capable of providing wireless broadband on a fixed, portable and fully mobile basis.

With access to spectrum that is conducive for mobile and fixed broadband wireless services, the Company believes it is well positioned to support an extensive wireless business plan. The next generation integrated network may create the opportunity to use the Company’s United States and Canadian nationwide spectrum, in its current configuration, to establish a strong position within the wireless industry. Using an all-Internet Protocol, open architecture, the Company believes its network will provide significant advantages over existing wireless networks. Such potential advantages include higher data speeds, lower costs per bit, flexibility to support a range of custom IP applications and services, and added communications flexibility in the event terrestrial services are unavailable or interrupted. The Company’s current business plan envisions a “carrier’s carrier” wholesale model whereby strategic partners and other wholesale customers can use the Company’s network to provide differentiated broadband services to their subscribers. The Company’s planned open network, in contrast to legacy networks currently operated by incumbent providers, will allow distribution and other strategic partners to have open network access to create a variety of custom applications and services for consumers.

The Company believes the changing dynamics of the telecommunications industry have created a compelling market opportunity for its next generation network. Increased competition, industry consolidation, wireless substitution for wireline services and the general convergence of media and telecommunications have led major service providers to attempt to offer consumers a bundle of video, broadband data, voice and mobile wireless services. However, incumbent wireless providers may be constrained by certain factors, such as their spectrum positions and legacy second generation (“2G”) and 3G circuit-switched network architectures, as the demand for an advanced bundle has increased. Wireless carriers may also be pursuing different market strategies based upon their existing networks and customers rather than offering new services like those we plan to provide using next generation integrated technology. New technologies are emerging to deliver advanced broadband wireless services and applications to a potentially wide range of devices at price points we believe will be lower than those offered by incumbents’ legacy networks.

The Company anticipates that its United States and Canadian nationwide spectrum holdings and strategy to deploy a wireless, all-IP network will, through wholesale customers and other strategic distribution partners, have the potential to provide superior connectivity to an array of devices, satisfy the evolving needs of the industry and capture a greater percentage of the consumer’s total spending on communications services. The potential market opportunity may include participation from large enterprises that have limited access to the wireless services business (potentially including content companies, video service providers, web services firms, consumer electronics companies, enterprise service providers, device and chipset vendors and Internet service providers). Those enterprises have large, loyal customer bases and are exploring opportunities to incorporate broadband wireless connectivity to differentiate and expand their core service offerings.

While the Company has been focused on a wholesale, “carriers carrier” business model, conversations have nonetheless taken place with strategic partners who view the Company’s assets, including access of up to a potential 46 MHz of spectrum and the ability to provide a differentiated, integrated satellite-terrestrial service, as a very attractive platform for the delivery of 4G services using traditional models for the distribution of services and content. Such traditional business models include potential exclusive relationships with existing operating partners and/or new entrants.

The Company is developing plans to offer a range of three broad services on its next generation network.  First, the Company will facilitate the transition of its current customers to the next generation satellite and will continue to support current generation communications ground segments and mobile data system network terminals, which it expects will generate revenue through at least the end of 2012.  Second, the Company plans to offer bandwidth and power to customers of the next generation system who will therefore have the opportunity to implement and operate their own networks, generating revenue after the launch of the next generation satellites which could continue until end of next generation system life.  Finally, the Company plans to provide next generation wireless coverage that will be accessible on conventional handsets that enable interoperable, feature-rich voice and high-speed data services.  Based on the integrated chipset development and production schedule required for such services, the Company does not currently expect to generate next generation wireless coverage revenues until some time after the next generation satellites have been launched and placed into service.

The Company continues to develop its current business plan for an integrated next generation MSS/ATC network in North America. The Company believes its planned open network, in contrast to legacy networks currently operated by incumbent providers, will allow distribution and other strategic partners to have open network access and create a wide variety of custom applications and services for consumers. To address the opportunities and challenges inherent in the development of the Company’s next generation network, the Company continues to focus on initiatives related to:

•	Monitoring of satellite and MSS ground-based network construction by the manufacturer.

•	Evaluating and managing development and construction timelines as new components of the next generation network are added (chipsets, air-interfaces) to ensure integration and cost-effectiveness.

•	Development of the infrastructure and technologies required to operate MSS services upon launch of next generation space-based network.

•	Continued coordination of L-band spectrum with other operators.

•	Arrangement of distribution partnerships for both MSS and ATC components of the next generation network.

•	Support Harbinger in a potential offer for Inmarsat.

•	Closing of subsequent funding commitments from Harbinger (April 1, 2009: $175 million, July 1, 2009: $75 million, January 4, 2010: $100 million).

While pursuing the integrated next generation MSS/ATC business plan, the Company nonetheless retains the opportunity to pursue other alternative business plans, including a greater emphasis on the provision of certain MSS-only rather than integrated MSS/ATC services.

Current Generation Network

SkyTerra LP offers a range of mobile satellite communications services (“MSS”) using two nearly identical geostationary satellites that support the delivery of data, voice, fax and dispatch radio services. SkyTerra LP offers services to a number of vertical markets in the United States and Canada. Penetration is highest in markets where terrestrial wireless infrastructure is cost-prohibitive or non-existent, where point-to-multipoint services such as voice dispatch are essential for ongoing operations, or where network availability is a critical requirement for service.

Corporate Activity

Qualcomm Satellite Enabled Mobile Chipsets for Next Generation Network

In September 2008, SkyTerra LP entered into a 15-year agreement with Qualcomm Incorporated (Qualcomm) for the provision by Qualcomm of satellite-enabled mobile chipsets and satellite base station components built upon Qualcomm-adapted EV-DO technology to facilitate the development of mobile devices and network systems for use with the Company’s planned next generation network. A broad range of Qualcomm chipsets, to be available on a mass-market basis, will include satellite and L-band capabilities. Under this agreement, SkyTerra LP and Qualcomm have completed the detailed specifications for the first release of the technology, which will be sufficient to support voice and data services in an integrated, dual mode manner over SkyTerra’s satellites and terrestrial networks, including L-band ATC.

The agreement with Qualcomm also contemplates that other operators (together with SkyTerra LP, each an Operator) may enter into similar arrangements with Qualcomm. The termination by one Operator of its agreement with Qualcomm does not affect the agreement of any other Operator. The Company has been advised that ICO Satellite Services G.P. (ICO) has entered into a similar agreement with Qualcomm. Each Operator will fund a portion of the related non-recurring expenses (NRE) incurred in connection with the agreements, which will result in a further sharing of NRE if and when additional Operators (in addition to SkyTerra LP and ICP) enter into similar agreements with Qualcomm.

The SkyTerra LP portion of the NRE to be paid to Qualcomm is expected to be in an amount not to exceed $10 million, which amount will be reduced if other Operators enter into similar agreements with Qualcomm.

In connection with entering into the Qualcomm agreement, SkyTerra LP and ICO have entered into a mutual non-assertion agreement with ICO with respect to relevant aspects of their respective patent portfolios as well as certain other agreements related to the Qualcomm development effort.

EV-DO Compatible Base Transceiver Subsystems

The Company is currently in negotiations with several vendors for the procurement of EV-DO compatible transceiver subsystems. The Company expects that it will enter into a material definitive contract for those subsystems during the first half of 2009.

Possible Merger and Acquisition of Inmarsat - Master Agreement with Harbinger

In July 2008, the Company, SkyTerra LP and SkyTerra Subsidiary LLC entered into a Master Contribution and Support Agreement (the “Master Agreement”) and certain other agreements with Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund L.P., Harbinger Capital Partners Fund I, L.P., and Harbinger Co-Investment Fund, L.P. (together "Harbinger"). The Master Agreement provides for the possible combination of the Company and Inmarsat plc ("Inmarsat"), a UK public listed company and a leading provider of global mobile satellite services. Harbinger owns approximately 28.8% of the issued and outstanding ordinary shares of Inmarsat. Pursuant to the Master Agreement, the proposed business combination of the Company and Inmarsat would be structured as an offer by the Company for all of the issued and outstanding shares of Inmarsat not owned by Harbinger, and would be subject to the receipt of required regulatory and antitrust clearances.

On August 22, 2008, pursuant to the Master Agreement, Harbinger and the Company submitted applications to the FCC seeking consent for transfer of control of the Company to Harbinger and consent for the possible business combination between the Company and Inmarsat. The applications also sought a declaratory ruling approving a range of possible foreign ownership levels associated with Harbinger’s ownership of up to 100% of the Company.

On August 22, 2008, the Company filed a notice with the U.S. Department of Justice's Antitrust Division under the Hart-Scott-Rodino Act in connection with the possible offer by the Company for Inmarsat. On September 22, 2008, the 30-day Hart-Scott-Rodino waiting period expired without any action from the U.S. Department of Justice’s Antitrust Division. No second request was issued.

The Company and Harbinger expect the FCC approval process to take approximately 12 to 18 months from the July 2008 announcement. The Company is continuing to work cooperatively with Harbinger with respect to the possible offer for Inmarsat, including obtaining all required regulatory approvals for the business combination.

Assuming an acceptable conclusion to the regulatory approval process and Harbinger’s determination to proceed with the transaction, the proposed business combination with Inmarsat is expected to be structured as an offer by SkyTerra to acquire all issued and to be issued shares of Inmarsat not owned by Harbinger (the "Offer"), on terms to be determined by Harbinger and in accordance with the Master Agreement. Harbinger has not yet proposed the formal terms or structure of a possible Offer to SkyTerra or Inmarsat. Harbinger may terminate the Master Agreement at any time and is not obligated to proceed with any business combination transaction involving SkyTerra and Inmarsat.

If Harbinger decides to proceed with the Offer following the receipt of required regulatory approvals, Harbinger would arrange for committed equity and debt financing to fund the Offer. SkyTerra would undertake to use its best efforts to assist Harbinger in obtaining debt financing. To provide equity financing for the Offer, Harbinger may purchase newly issued shares of SkyTerra voting common stock for $2.4 billion in cash or such other amount as Harbinger may determine. The per share purchase price for the newly issued shares will be $10 per share subject to an adjustment ratchet relating to the successful Offer price paid for each Inmarsat share. If the Offer price for each Inmarsat share is greater or lower than 535

British Pence Sterling then the purchase price for the newly issued SkyTerra shares will increase or decrease proportionately (adjustment ratchet). The 535 British Pence Sterling per share and $10 per share prices are reference prices for the purposes of the Master Agreement and the arrangements between Harbinger and SkyTerra. The 535 British Pence Sterling per share does not constitute a term or reference price for the Offer. No Offer pricing discussion has taken place with the board of Inmarsat and no determination has been made by SkyTerra or Harbinger as to any appropriate Offer price. SkyTerra shareholders other than Harbinger may participate in the equity financing for the Offer through a rights offering of voting common stock of up to $100 million.

If the Offer is completed, Harbinger would contribute to SkyTerra 132 million ordinary shares in Inmarsat and $37.6 million in aggregate principal value of 1.75% convertible bonds issued by Inmarsat and due in 2017, in each case currently owned by Harbinger and its affiliates. In exchange for such contributions, SkyTerra would issue to Harbinger new shares of voting common stock at $10 per share subject to the adjustment ratchet. The issuance of new voting and non-voting shares of SkyTerra common stock will be subject to SkyTerra shareholder approval.

Financing

On July 24, 2008, SkyTerra, SkyTerra LP, and SkyTerra Finance Co. entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with affiliates of Harbinger, pursuant to which SkyTerra LP and SkyTerra Finance Co. agreed to issue Harbinger up to $500 million aggregate principal amount of 18% Senior Unsecured Notes due July 1, 2013 (the “18% Senior Unsecured Notes”) in four tranches. The proceeds of this funding commitment are expected to fund the Company’s business plan through the third quarter of 2010. As amended, the Securities Purchase Agreement provides that the 18% Senior Unsecured Notes bear interest at a rate of 18% per annum, and that, in conjunction with the issuance of the 18% Senior Unsecured Notes pursuant to the Securities Purchase Agreement, SkyTerra will issue to Harbinger warrants to purchase up to an aggregate of 32.5 million shares of voting or non-voting common stock of SkyTerra (at the option of the holder) at an exercise price of $0.01 per share of common stock. Harbinger’s purchase of the 18% Senior Unsecured Notes is not conditioned upon the commencement or consummation of a business combination with Inmarsat, as described elsewhere in this document. Harbinger may not be required to purchase the 18% Senior Unsecured Notes under certain circumstances, including upon the occurrence of a material adverse change.

On January 7, 2009 the Company issued the first of the four issuances of the 18% Senior Unsecured Notes to Harbinger under the Securities Purchase Agreement, in an aggregate principal amount of $150 million. In addition, at this closing the Company issued Harbinger ten-year warrants to purchase 7.5 million shares of the Company's voting or non-voting common stock, at an initial exercise price of $0.01 per share. The remaining $350 million of 18% Senior Unsecured Notes is scheduled to be issued to Harbinger in three tranches of $175 million, $75 million and $100 million on April 1, 2009, July 1, 2009, and January 4, 2010, respectively.

The Company is actively pursuing other financing alternatives to continue to increase the amount of capital available to fund the development of the next generation network, including constructing SkyTerra-1 and SkyTerra-2, the satellite component of the network. The Company is considering means to raise capital, including strategic partnerships, vendor financing, sale of its interest in TerreStar Networks, and additional debt or equity financing, among others. There is no assurance that the Company can raise sufficient capital, or raise sufficient capital with terms that are favorable to the Company, to complete the next generation network and realize an ATC build-out.

Boeing Deferred Payment Schedule

On July 3, 2008, SkyTerra LP entered into an agreement with Boeing to amend its existing contract with respect to its satellite system procurement. The amendment provides for an additional $40 million of construction payment deferrals. The original construction payment deferral was in the amount of $76 million. The amendment provides that the original deferrals and the additional deferrals associated with the construction payments will be due and payable upon the earlier of December 20, 2010 or ten days prior to shipment of the SkyTerra-2 satellite, currently planned for the second half of 2010.

SkyTerra LP Exchange Transactions

On September 25, 2006, the Company issued 39.6 million shares of its voting and non-voting common stock to TerreStar Corporation and other partners in SkyTerra LP in exchange for limited partnership interests in SkyTerra LP (the “2006 SkyTerra LP Exchange Transactions”), resulting in SkyTerra owning 59% of SkyTerra LP as of the closing. Pursuant to the terms of these transactions, TerreStar Corporation agreed to use commercially reasonable efforts to distribute the 25.5 million shares of the Company’s common stock that it received to its common stockholders. Prior to any such distribution these shares were non-voting. TerreStar Corporation had the right to exchange its remaining limited partnership interests of SkyTerra LP for shares of the Company’s non-voting common stock at a defined ratio.

Notwithstanding the legal form of the transactions, the 2006 SkyTerra LP Exchange Transactions were accounted for as a reverse acquisition, with SkyTerra LP being treated as the accounting acquirer of SkyTerra. Accordingly, the historical financial statements of the Company prior to September 25, 2006 are the historical financial statements of SkyTerra LP. The consolidated financial statements of SkyTerra LP were retroactively adjusted to reflect the recapitalization of SkyTerra LP with the 39.6 million shares of SkyTerra common stock issued to SkyTerra LP equity holders in the 2006 SkyTerra LP Exchange Transactions.

On January 5, 2007, the Company acquired all of the equity interests in SkyTerra LP owned by BCE Inc. (BCE) through the purchase of a BCE wholly-owned subsidiary, TMI Communications Delaware Limited Partnership (TMI Delaware). In exchange for 8 million limited partnership interests in SkyTerra LP, the Company issued 22.5 million shares of non-voting common stock (the “BCE Exchange Transaction”). These shares of non-voting common stock are exchangeable for a like number of shares of voting common stock upon a sale by BCE in the open market or to a person who will not beneficially own 10% or more of the Company’s voting common stock.

Substantially concurrently with the BCE Exchange Transaction, the Company issued 176,250 shares of common stock to Winchester Development LLC, a Delaware limited liability company beneficially owned by a former director of SkyTerra LP. Such shares were issued in exchange for $0.4 million in cash and 50,226 limited partnership interests of SkyTerra LP. This transaction, together with the BCE Exchange Transaction, resulted in the Company owning 81% of SkyTerra LP.

On February 12, 2007, TerreStar Corporation exercised its option to exchange 5.1 million limited partnership interests in SkyTerra LP to acquire 14.4 million shares of the Company’s common stock. As a result, the Company’s ownership of SkyTerra LP increased to 95%. On November 30, 2007, TerreStar Corporation exercised its option to exchange its remaining interest in SkyTerra LP, or 1.6 million limited partnership interests, to acquire 4.4 million shares of the Company’s common stock. As a result, the Company’s ownership of SkyTerra LP increased to 99.3%.

On December 10, 2008, the Company acquired all of the limited partnership interests in SkyTerra LP owned by certain remaining minority limited partners. In exchange for 261,067 limited partnership interests in SkyTerra LP, the Company issued 736,209 shares of its voting common stock to these minority limited partners. As a result, the Company’s ownership of SkyTerra LP increased to 100%.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company’s consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to equity-based compensation, the valuation of the Company’s investment in TerreStar Networks, valuation of intangible assets, and the useful lives of long-lived assets, and judgments involved in evaluating asset impairments among others, have a material impact on the Company’s financial statements. The Company bases its estimates on historical experience and various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

SkyTerra and SkyTerra LP do not have any ownership interests in any special purpose or other entities that are not consolidated into the Company’s consolidated financial statements. SkyTerra and SkyTerra LP have related party transactions as defined under Statement of Financial Accounting Standards (“SFAS”) No. 57, “Related Party Disclosures” that are discussed in “Related Parties” below.

Investments

The Company’s investments include commercial paper, certificates of deposit, municipal bonds and securities issued by government agencies or guaranteed by government agencies. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method. The classification of investments is determined at the time of purchase and re-evaluated at each balance sheet date. The Company holds investments classified as “held-to-maturity” that are reported at amortized cost. The Company holds one investment classified as “available-for-sale” that is reported at fair value, with changes in fair value reported within equity as a component of other comprehensive income. The Company holds no investments that are classified as “trading securities”.

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

During the second half of 2008 the credit markets came under severe pressure from a confluence of events including the collapse of the sub-prime debt market, deterioration in the credit default swap market, and the near-standstill of the commercial paper market. As a result of these market conditions, the Company made adjustments to its cash and investment position in an effort to reduce exposure to principal loss. Specifically, several securities previously classified as “held-to-maturity” were sold resulting in insignificant realized gains or losses on those securities during 2008.

The Company evaluated the fair value of its holdings using relevant and available indicators in order to determine if any of the Company’s investments were other-than-temporarily impaired. As result of the Company’s analysis it was determined that one commercial paper investment had become other-than-temporarily impaired in the amount of $1.6 million and was written down to its estimated fair value, with the impairment charge included in the statement of operations during 2008.

Investment in TerreStar Networks

The Company owns 11.1% of TerreStar Networks (a consolidated privately-held subsidiary of TerreStar Corporation) that it accounts for under the cost method. Prior to September 12, 2008, TerreStar Corporation owned 29,926,074 million shares of the Company.

The Company evaluates impairment of such investments in accordance with FSP FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Accordingly, the Company considers both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as its intent and ability to hold investments that may have become temporarily or otherwise impaired.

On September 12, 2008, the Company entered into a Transfer and Exchange Agreement with TerreStar Corporation. Pursuant to the agreement, transferees (but not the Company itself) will have the right until May 15, 2014 to exchange shares of TerreStar Networks for shares of TerreStar Corporation common stock at an exchange ratio of 4.37 shares of TerreStar Corporation common stock per TerreStar Networks share. The Agreement also provides for SkyTerra’s waiver of TerreStar Corporation’s obligation in the Exchange Agreement among SkyTerra, TerreStar and Motient Ventures Holding Inc., dated May 6, 2006, to use its commercially reasonable efforts to distribute 29,926,074 shares of non-voting common stock of SkyTerra (the “SkyTerra Shares”) to TerreStar Corporation’s stockholders. Throughout 2008, the observable quoted market price of TerreStar Corporation common stock continually decreased. The decline in TerreStar Corporation’s stock price indicated there may have been a decline in the fair value of the Company’s investment in TerreStar Networks.

Upon the adoption of SFAS No. 157, effective January 1, 2008, the Company evaluated the various methods under which it had previously estimated the fair value of its investment in TerreStar Networks. Based on this assessment, the Company determined that its market based valuation approach (Market Method) that utilized observable quoted market inputs (Level 1 inputs) and observable other than quoted market inputs (Level 2 inputs), was at a higher level of the fair value hierarchy than other methods it had previously utilized. Accordingly, the Company used the Market Method to perform its assessment of impairment of the investment in TerreStar Networks at March 31, 2008, and June 30, 2008.

To perform its assessment of impairment as of September 30, 2008 and December 31, 2008, the Company updated its approach in light of the Transfer and Exchange Agreement with TerreStar Corporation and the exchange ratio agreed upon that would allow exchange of TerreStar Networks shares for TerreStar Corporation shares that are publicly traded (Exchange Method). The Company now uses that exchange ratio and the quoted market price of TerreStar Corporation common stock to determine the fair value of the TerreStar Networks shares. The Company believes that the previously used Market Method is a lower level in the fair value hierarchy due to the Exchange Method’s direct, rather than indirect, link to the publicly traded securities of TerreStar Corporation. The privately held investment in TerreStar Networks, in certain circumstances, may be worth more than its “as-if-exchanged” value.

At December 31, 2008, the investment in TerreStar Networks valued under the Exchange Method described above was $7.4 million. As a result, the Company determined that the TerreStar Networks investment is other-than-temporarily impaired. The investment was written down to estimated fair value, resulting in total impairment charges of $70.7 million for the year ended December 31, 2008.

Intangible and Other Long-Lived Assets

The Company’s intangible assets and goodwill arose as a result of acquisitions accounted for using the purchase method of accounting. At the time of the acquisitions, the Company allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values. The identified intangible assets are spectrum assets, and intellectual property, and customer relationships. The Company’s spectrum assets and intellectual property are being amortized over periods ranging from 16 to 20.  Customer relationships are being amortized over periods ranging from 4.5 to 7 years.

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

Based on a deterioration in the economic environment and a goodwill impairment charge in November 2008, the Company evaluated its next generation long-lived assets to assess recoverability as of December 31, 2008. The Company’s long-lived assets consist mainly of components of the Company’s planned next generation network. As such, to evaluate impairment, the Company compared the net undiscounted cash flows estimated to be generated by the next generation network to the recorded value of the assets. The net undiscounted cash flows estimated to be generated exceeded the recorded value of the assets, resulting in no impairment as of December 31, 2008. The Company’s estimates of net undiscounted cash flows were based upon historical results, projections of market and service growth, customer surveys, and market size estimates provided by industry experts. A 10% change in the estimated undiscounted cash flows would not have had an impact on impairment.

Goodwill

Goodwill is not amortized, but rather is tested for impairment at least annually. Goodwill impairment is determined using a two step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all the assets and liabilities, including any previously unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The Company performs its annual impairment assessment on November 30, however, the Company could be required to evaluate the recoverability of goodwill prior to the required annual assessment if the Company experiences indications of impairment. The Company has three reporting units, Current Generation, Next Generation and SkyTerra Corporate. As of the evaluation date, the Company carried goodwill of $10.4 million and $0.1 million at the Next Generation and Current Generation reporting units, respectively, as a result of SkyTerra LP’s acquisition of satellite businesses in previous years. The SkyTerra Corporate reporting unit has no goodwill.

The Company estimated the fair value of its reporting units using discounted cash flow analyses. The cash flow estimates required various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on the Company’s budgets, business plans, economic projections, and anticipated future cash flows.

The Current Generation reporting unit is a steady, long-term business that faces technological obsolescence and the retirement of its operating assets towards the end of 2010, when it plans to cease operations. To forecast cash flows of the Current Generation Reporting unit, the Company assumed operating margins in the next two years of network life consistent with or at lower levels then realized in the most current year due to expected customer defections as the current generation network approaches technological obsolescence and retirement. The Next Generation reporting unit has several different viable business plans that the Company is currently evaluating, including a plan that includes mobile satellite services only (and related costs), and a plan that includes both mobile satellite and ATC services (and related costs). For purposes of its goodwill impairment analysis, the Company utilized the business plan that includes mobile satellite services only. Within the mobile satellite services only business plan the Company assumed operating margins applicable to a significantly broader range of services that will be available on the next generation network.

The Company compared the combined fair values of its reporting units with its market capitalization, adjusted for a control premium as demonstrated by large transactions in the Company’s stock. The Company’s estimated market value based on its average closing stock price over a relatively short period of time, plus control premium, approximated the combined fair values of its reporting units determined through discounted cash flow analysis.

The Company compared the estimated fair values of its reporting units with their carrying amounts, including goodwill. The estimated fair value the Current Generation reporting unit exceeded its carrying amounts that include goodwill of $0.1 million. As such, no goodwill impairment loss was recognized related to the Current Generation reporting unit. The estimated fair value the Next Generation reporting unit did not exceed its carrying amounts that include goodwill of $10.4 million. The fair value of the identifiable net assets of the Next Generation reporting unit, determined as if the reporting unit had been acquired in a business combination when compared to the fair value of the reporting unit, resulted in a determination that the implied fair value of goodwill was zero. As the $10.4 million carrying amount of Next Generation reporting unit goodwill exceeds the implied fair value of that goodwill (zero), an impairment loss was recognized in an amount equal to the full amount of goodwill carried in this reporting unit. Accordingly, at December 31, 2008 the remaining goodwill of $0.1 million relates to the Current Generation reporting unit.

Stock-based Compensation Expense

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values in accordance with SFAS 123(R), Share Based Payment, which requires it to estimate the fair value of certain share-based payment awards on the date of grant using an option-pricing model. The Company’s determination of fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs the Company records, which makes such amounts difficult to accurately predict. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period.

On August 6, 2008 the Company completed an offer to all SkyTerra LP option holders as of that date, to grant them new SkyTerra options, generally in exchange for surrender and termination of their SkyTerra LP options (the “Option Exchange”). All participating U.S. SkyTerra LP option holders received options to purchase shares of SkyTerra common stock pursuant to the terms of the Option Exchange at a ratio of 2.82 SkyTerra options for each SkyTerra LP option terminated, with an exercise price equal to the exercise price of the SkyTerra LP options terminated divided by 2.82. All participating Canadian SkyTerra LP option holders received the right to exchange SkyTerra LP options for SkyTerra options on the same terms in the future. Sale of all shares subject to the options received upon exchange is subject to restriction until May 1, 2010, with certain exceptions that could result in earlier release of the restrictions. Upon the release of these restrictions, Canadian SkyTerra LP option holders participating in the Option Exchange will have three business days to complete the exchange of their respective SkyTerra LP options for SkyTerra options, or their SkyTerra LP options will become unexercisable.

Upon consummation of the Option Exchange, 11.1 million SkyTerra options were issued in exchange for SkyTerra LP options held by U.S. SkyTerra LP option holders. Additionally, Canadian SkyTerra LP option holders received rights to receive 1.7 million SkyTerra options if they exchange their respective SkyTerra LP options for SkyTerra options in the future.

The exchange of vested options held by U.S. SkyTerra LP option holders that were outstanding at September 25, 2006, the date of the 2006 SkyTerra LP Exchange Transactions, and had not been subsequently modified, have been accounted for as the acquisition of minority interest under the purchase method of accounting.  The fair value of these SkyTerra options was determined using Monte Carlo simulations.

Options that were granted to SkyTerra LP U.S. employees subsequent to September 25, 2006, or granted prior to September 25, 2006 and subsequently modified after that date (before the exchange), and exchanged on August 6, 2008, have been accounted for as modifications, pursuant to SFAS 123(R), Share-Based Payment. The rights granted to SkyTerra LP Canadian employees to exchange their options in the future have also been accounted for as modifications, pursuant to SFAS 123(R), as those option holders continue to hold and have the ability to exercise their respective SkyTerra LP options. The Company determined that there was no incremental compensation cost as a result of these modifications, based on estimated fair values determined by Monte Carlo simulations.

The Company’s determination of fair value of stock option awards on the date of the Option Exchange using Monte Carlo simulations was affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, judgments related to the lapse of transfer restrictions on options received in the Option Exchange, and actual and projected employee stock option exercise behaviors. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs the Company records, which makes such amounts difficult to accurately predict. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statements of Operations.

Recently Issued Accounting Standards

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 amends SFAS No. 133 by improving financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is in the process of evaluating the impact, if any, that SFAS No. 161 will have on disclosures in its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, as defined.  If an instrument, or an embedded feature, is not considered indexed to the issuer’s stock under EITF 07-5, that instrument is not eligible for equity classification and would be classified as an asset or liability and re-measured at fair value through earnings.  The Company will be required to adopt EITF 07-5 on January 1, 2009. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. The Company has outstanding warrants to purchase common stock that have been preliminarily evaluated as ineligible for equity classification under EITF 07-05 because of certain provisions that may result in an adjustment to the exercise price of the warrants. Accordingly, the adjustment feature may cause the warrant to fail to be indexed solely to the Company’s stock. The warrants would therefore be classified as liabilities and re-measured at fair value with changes in the fair value recognized in operating results. The Company has not completed its analysis of these instruments nor determined the effects of pending adoption, if any, on its financial statements.

Current Business

The Company’s significant operating activity, providing mobile satellite communication services, is performed through its consolidated subsidiary SkyTerra LP. SkyTerra LP provides service in the United States and Canada using two nearly identical satellites. End users of SkyTerra LP’s mobile satellite services operate at sea, on land and in the air, and customers use various services including satellite bandwidth and power capacity, telephony, data, and dispatch services. SkyTerra LP sells equipment for use on the network.

Comparison of the years ended December 31 2008, 2007 and 2006

The following tables detail the Company’s consolidated financial results for the years ended December 31, 2008, 2007 and 2006 in the following segments: Next Generation (research, development, and implementation of a next generation network), Current Generation (current satellite services), and SkyTerra corporate activities.

	Year ended December 31, 2008 In Thousands
	Next Generation	Current Generation	Total SkyTerra LP	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$28,571	$28,571	$—	$—	$28,571
Equipment sales	—	5,025	5,025	—	—	5,025
Other revenues	—	889	889	—	—	889
Total revenues	—	34,485	34,485	—	—	34,485
Operating expenses:
Cost of equipment sold	—	4,165	4,165	—	—	4,165
Operations and cost of services (exclusive of depreciation and amortization)	16,243	16,067	32,310	—	—	32,310
Sales and marketing	4,508	3,944	8,452	—	—	8,452
Research and development (exclusive of depreciation and amortization)	15,557	—	15,557	—	—	15,557
General and administrative	16,009	7,843	23,852	11,579	—	35,431
Depreciation and amortization	30,083	2,605	32,688	—	—	32,688
Impairment of goodwill	10,389	—	10,389	—	—	10,389
Total operating expenses	92,789	34,624	127,413	11,579	—	138,992
Operating loss	(92,789)	(139)	(92,928)	(11,579)	—	(104,507)
Other income (expense):
Interest income	6,660	—	6,660	484	(339)	6,805
Interest expense	(40,242)	—	(40,242)	(339)	339	(40,242)
Impairment of investment in TerreStar Networks	—	—	—	(70,730)	—	(70,730)
Other income, net	(1,011)	(468)	(1,479)	530	—	(949)
Loss before income taxes, minority interest and extraordinary gain	(127,382)	(607)	(127,989)	(81,634)	—	(209,623)
Benefit for income taxes	—	1,110	1,110	—	—	1,110
Minority interest in loss of subsidiary	—	—	—	—	572	572
Net income (loss) before extraordinary gain	(127,382)	$503	(126,879)	(81,634)	572	(207,941)
Extraordinary gain on acquisition of minority interest	3,006	—	3,006	—	—	3,006
Net income (loss)	$(124,376)	503	$(123,873)	$(81,634)	$572	$(204,935)

	Year ended December 31, 2007 In Thousands
	Next Generation	Current Generation	Total SkyTerra LP	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$27,754	$27,754	$—	$—	$27,754
Equipment sales	—	5,265	5,265	—	—	5,265
Other revenues	—	1,064	1,064	—	—	1,064
Total revenues	—	34,083	34,083	—	—	34,083
Operating expenses:
Cost of equipment sold	—	4,245	4,245	—	—	4,245
Operations and cost of services (exclusive of depreciation and amortization)	8,044	16,986	25,030	—	—	25,030
Sales and marketing	3,957	3,602	7,559	—	—	7,559
Research and development (exclusive of depreciation and amortization)	10,568	—	10,568	—	—	10,568
General and administrative	14,268	7,746	22,014	7,629	—	29,643
Depreciation and amortization	26,671	2,458	29,129	—	—	29,129
Total operating expenses	63,508	35,037	98,545	7,629	—	106,174
Operating loss	(63,508)	(954)	(64,462)	(7,629)	—	(72,091)
Other income (expense):
Interest income	16,267	—	16,267	2,036	(147)	18,156
Interest expense	(39,068)	—	(39,068)	(172)	147	(39,093)
Impairment of investment in TerreStar Networks	—	—	—	(34,520)	—	(34,520)
Other income, net	602	303	905	(1,207)	—	(302)
Loss before income taxes and minority interest	(85,507)	(651)	(86,358)	(41,492)	—	(127,850)
Benefit for income taxes	—	333	333	—	—	333
Minority interest in loss of subsidiary	—	—	—	—	3,961	3,961
Net income (loss)	$(85,707)	$(318)	$(86,025)	$(41,492)	$3,961	$(123,556)

	Year ended December 31, 2006 In Thousands
	Next Generation	Current Generation	Total SkyTerra LP	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$26,922	$26,922	$—	$—	$26,922
Equipment sales	—	6,984	6,984	—	—	6,984
Other revenues	—	948	948	—	—	948
Total revenues	—	34,854	34,854	—	—	34,854
Operating expenses:
Cost of equipment sold	—	5,738	5,738	—	—	5,738
Operations and cost of services (exclusive of depreciation and amortization)	5,132	14,664	19,796	—	—	19,796
Sales and marketing	1,708	2,505	4,213	—	—	4,213
Research and development (exclusive of depreciation and amortization)	5,127	—	5,127	—	—	5,127
General and administrative	20,168	6,882	27,050	3,488	—	30,538
Depreciation and amortization	5,585	6,116	11,701	—	—	11,701
Total operating expenses	37,720	35,905	73,625	3,488	—	77,113
Operating loss	(37,720)	(1,051)	(38,771)	(3,488)	—	(42,259)
Other income (expense):
Interest income	20,411	—	20,411	106	—	20,517
Interest expense	(43,735)	—	(43,735)	(5)	—	(43,740)
Other income, net	1,331	552	1,883	50	—	1,933
Loss before income taxes and minority interest	(59,713)	(499)	(60,212)	(3,337)	—	(63,549)
Provision for income taxes	—	(1,255)	(1,255)	—	—	(1,255)
Minority interest in loss of subsidiary	—	—	—	—	7,704	7,704
Net income (loss)	$(59,713)	$(1,754)	$(61,467)	$(3,337)	$7,704	$(57,100)

Consolidated Results - Comparison of the years ended December 31, 2008, 2007 and 2006

Revenues and cost of equipment sold

All revenues and cost of equipment sold are attributable to the Company’s Current Generation segment. See “Current Generation - Comparison of the years ended December 31, 2008, 2007 and 2006” for a discussion of revenues.

Operating Expenses (excluding cost of equipment sold)

The table below sets forth the Company’s operating expenses and percentage changes for the periods indicated (in thousands). See “Next Generation - Comparison of the years ended December 31, 2008, 2007 and 2006,” “Current Generation - Comparison of the years ended December 31, 2008, 2007 and 2006,” and “SkyTerra Corporate - Comparison of the years ended December 31, 2008, 2007 and 2006” for a detailed discussion, by segment, of the Company’s operating expenses.

	Year ended December 31,			% Change In 2008	% Change In 2007
	2008	2007	2006
Operations and cost of services (exclusive of depreciation and amortization)	$32,310	$25,030	$19,796	29.1%	26.4%
Sales and marketing	8,452	7,559	4,213	11.8%	79.4%
Research and development (exclusive of depreciation and amortization)	15,557	10,568	5,127	47.2%	106.1%
General and administrative	35,431	29,643	30,538	19.5%	(2.9)%
Depreciation and amortization	32,688	29,129	11,701	12.2%	148.9%
Impairment of goodwill	10,389	—	—	100%	—
Total operating expenses, excluding cost of equipment sold	$134,827	$101,929	$71,375	32.3%	42.8%

Operations and Cost of Services

Operations and cost of services expenses include compensation costs of MSS operations employees, and other expenses related to the operation of the Company’s satellite network, new product development relating to next generation product offerings, costs of telemetry, tracking, and control, facility costs, and historically, the cost of G2 product development.

Operations and cost of services expenses increased during 2008, as compared to 2007, with 66% of the increase due to costs associated with the engineering of chipsets for next generation network devices and 27% due to increases in compensation costs, staffing levels and facilities costs.

Operations and cost of services expenses increased during 2007, as compared to 2006 due to increases in compensation costs, staffing levels and facilities costs, increased expenses relating to maintenance of ground segment equipment, and increases in third-party consulting costs to upgrade the Company’s enterprise software.

Sales and Marketing

Sales and marketing expenses include the compensation of sales and marketing employees, and the cost of advertising, marketing and promotion.

Sales and marketing expenses increased during 2008, as compared to 2007, due to increased compensation costs in the first half of 2008, increases in equity-based compensation related to the February 2008 modifications to outstanding options, and costs related to the design of a prototype device (shell for purposes of look and feel design) for the next generation network. Those increases were offset by decreased compensation costs and staffing levels during the second half of 2008, and a reduction in consulting and professional fees related to market analysis incurred in 2007.

Sales and marketing expenses increased during 2007, as compared to 2006, due to increases in compensation costs and staffing levels, increases in third-party consulting expenses and increased marketing expenses.

Research and Development

Research and development expenses include the compensation costs of employees working on next generation products, and other development costs of the next generation network.

Research and development expenses increased during 2008, as compared to 2007, due primarily to increased third-party consulting expenses related to the development of operational and business support systems for the next generation network, and increased compensation costs and staffing levels.

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

General and administrative expenses increased during the 2008, as compared to 2007. The increase was primarily attributable to legal fees associated with the July 2008 Harbinger Contribution and Support Agreement, and increased equity-based compensation due to the granting of restricted shares and options to certain executives and members of the Board of Directors, and the February 2008 modifications to outstanding options.

General and administrative expenses decreased during 2007, as compared to 2006, due to reduced equity-based compensation costs in 2007 as compared to 2006 due to the accelerated vesting of SkyTerra LP options resulting from the 2006 SkyTerra LP Exchange Transaction in September 2006, and the expense related to modification of an executive’s options in 2006. In addition, other decreases consist of a reduction of legal and regulatory expenses in 2007. In 2006 the Company wrote off a $2.3 million performance bond with the FCC as a result of the relinquishment of its South American satellite license. These decreases were offset by increases in other non-equity based compensation costs and increases in consulting, audit, and legal expenses.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of property and equipment and the amortization of intangible assets.

Depreciation and amortization expenses increased during 2008, as compared to 2007, due primarily to an increase in intangible assets resulting from the TerreStar Corporation Exchange Transactions that occurred in February and November 2007.

Depreciation and amortization expenses increased during 2007, as compared to 2006 due to the significant increase in intangible assets resulting from the BCE and TerreStar Corporation Exchange Transactions, offset by the effect of an increase in the useful life of certain intangible assets from 15 years to 20 years.

Impairment of Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment annually, or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the fourth quarter of 2008, the Company performed its annual goodwill impairment test. As result of this analysis the Company determined its goodwill was impaired and recorded an impairment charge of $10.4 million in 2008.

Other Income, Other Expenses and Extraordinary Gain

The following table sets forth other income and expenses for the periods indicated (in thousands):

	Year ended December 31,			% Change In 2008	% Change In 2007
	2008	2007	2006
Interest income	$6,805	$18,156	$20,517	(62.5)%	(11.5)%
Interest expense	(40,242)	(39,093)	(43,740)	2.9%	(10.6)%
Management fees from TerreStar	589	602	1,331	(2.2)%	(54.8)%
Impairment of investment in TerreStar Networks	(70,730)	(34,520)	—	104.9%	100%
Other income (expense)	(1,538)	(904)	602	70.1%	(250.2)%
Benefit (provision) for income taxes	1,110	333	(1,255)	233.3%	126.5%
Minority interest	572	3,961	7,704	(85.6)%	(48.6)%
Extraordinary gain on acquisition of minority interest	3,006	—	—	100%	—

Interest Income

Interest income is interest earned on cash, cash equivalents, restricted cash and short-term investments.

Interest income decreased during 2008, as compared to 2007 due to the decrease in average invested balances of cash, cash equivalents, and short-term investments, and a significant decrease in yields. Interest income decreased for 2007, as compared to 2006 due to the decrease in average invested balances of cash, cash equivalents, and short-term investments.

Interest Expense

Interest expense is comprised primarily of the amortization of the discount and debt issuance costs on Senior Secured Discount Notes, interest and amortization of the discount on the 16.5% Senior Unsecured Notes, and interest incurred on Notes Payable - Vendor, net of capitalized interest on the system under construction. Total and capitalized interest is as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Capitalized interest	$72,894	$32,543	$4,548
Interest expense	40,242	39,093	43,740
Total interest	$113,136	$71,636	$48,288

Total interest increased during 2008, as compared to 2007, due to increased interest related to the 16.5% Senior Unsecured Notes, Senior Secured Notes, and Notes Payable – Vendor of $26.2 million, $11.3 million, and $4.0 million, respectively.

Total interest increased during 2007, as compared 2006, due to increased interest related to the Senior Secured Notes and Notes Payable – Vendor of $22.3 million and $1.0 million, respectively.

Impairment of Investment in TerreStar Networks

During 2008, the Company recorded an other-than-temporary impairment charge for its TerreStar Networks investment in the amount of $70.7 million.

During 2007, the Company recorded an other-than-temporary impairment charge for its TerreStar Networks investment in the amount of $34.5 million.

Other Income (Expense)

During 2008, the Company determined that one commercial paper investment had become “other-than-temporarily impaired” and recorded an impairment charge of $1.6 million to write down that investment to its estimated fair value. During 2007, the Company recorded a liability of $1.2 million related to tax withholding, penalties, and interest owed to taxing authorities by the SkyTerra foreign shareholders in connection with the distribution of Hughes Communications Inc. (HCI) shares in a taxable spin-off transaction in February 2006. The HCI spin-off occurred prior to the 2006 SkyTerra LP Exchange Transactions in which SkyTerra LP was deemed the accounting acquirer of SkyTerra. Other expense also includes realized gains and losses on foreign currency transactions.

Provision for Income Taxes

The Company’s effective tax rate differs from the Federal statutory rate of 34%, due primarily to a nearly full valuation allowance recorded on net deferred tax assets. Deferred tax assets in the Company’s consolidated variable interest entity, SkyTerra (Canada), are recognizable to the extent its 2006 taxable income can be offset by taxable loss carrybacks from subsequent years, and taxable losses were incurred in the next two tax years. Accordingly, for2008 and 2007, the Company recorded benefits of $1.1 million and $0.3 million, respectively, for income taxes attributable to SkyTerra Canada.

Extraordinary gain on acquisition of minority interest

On December 10, 2008, the Company issued 736,209  shares of non-voting common stock to the remaining minority limited partners and acquired all of the remaining limited partnership interests in SkyTerra LP it did not already own. As a result, the Company’s ownership of SkyTerra LP increased to 100%. This transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141. The valuation of securities issued was determined in accordance with EITF 99-12 based on the date when agreement as to terms had been reached and the transaction announced. Based on this valuation the purchase price was determined to be $1.5 million.  The fair value of the interest in the net assets acquired exceeded the fair value of the consideration resulting in "negative goodwill."  In accordance with SFAS No. 141, such negative goodwill was allocated on a pro rata basis to the interest in the long-lived assets acquired such that there was no net adjustment to the carrying amount of the long-lived assets.  After allocation of the negative goodwill against the fair value basis of the qualifying assets acquired, the remaining excess of $3.0 million was recognized as an extraordinary gain.

Segment Results

Next Generation - Comparison of the years ended December 31, 2008, 2007 and 2006

Operating Expenses

Next Generation operations relate to the planning, development, and building of a next generation satellite system complimented by ATC. The table below sets forth Next Generation operating expenses and percentage change for the following periods indicated (in thousands).

	Year ended December 31,			% Change In 2008	% Change In 2007
	2008	2007	2006
Operations and cost of services (exclusive of depreciation and amortization)	$16,243	$8,044	$5,132	101.9%	56.7%
Sales and marketing	4,508	3,957	1,708	13.9%	131.7%
Research and development (exclusive of depreciation and amortization)	15,557	10,568	5,127	47.2%	106.1%
General and administrative	16,009	14,268	20,168	12.2%	(29.3)%
Depreciation and amortization	30,083	26,671	5,585	12.8%	377.6%
Impairment of goodwill	10,389	—	—	100%	—
Total operating expenses	$92,789	$63,508	$37,720	46.1%	68.4%

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

Operations expenses increased during 2008, as compared to 2007, with 50% of the increase due to costs associated with the engineering of chipsets for next generation network devices, 17% of the increase due to increased staffing levels, 16% related to engineering fees associated with software for the telemetry, tracking and control of the next generation satellites, and 8% of the increase due to increases in equity-based compensation primarily related to the February 2008 modifications to outstanding options.

Operations expenses increased during 2007, as compared to 2006, with 98% of the increase due to an increase in compensation costs, staffing levels and facilities costs, which were offset by a reduction in consulting and development costs.

Sales and Marketing

Sales and marketing expenses include the compensation of sales and marketing employees, and the cost of advertising, marketing and promotion.

Sales and marketing expenses increased during 2008, as compared to 2007, due to increased compensation costs in the first half of 2008, increases in equity-based compensation related to the February 2008 modifications to outstanding options, and costs related to the design of a prototype device (shell for purposes of look and feel design) for the next generation network. Those increases were offset by decreased compensation costs and staffing levels in the second half of 2008.

           Sales and marketing expenses increased during 2007, as compared to 2006, with 89% of the increase due to an increase in compensation costs and staffing levels and 11% attributable to marketing and consulting expenses.

Research and Development

Research and development expenses include the compensation costs of employees working on next generation products and services, and other development costs of the Company’s next generation network.

Research and development expenses increased during 2008, as compared to 2007, due primarily to increased third-party consulting expenses related to the development of operational and business support systems for the next generation network, and increased compensation costs and staffing levels.

Research and development expenses increased during 2007, as compared to 2006, with 91% of the increase related to third-party consulting expenses, and other increases related to compensation costs and staffing levels. These increases were offset by decreases in legal expenses.

General and Administrative

General and administrative expenses include the compensation costs of finance, legal, and human resources employees allocable to Next Generation development.

General and administrative expenses increased during 2008, as compared 2007. Increases in compensation costs and legal and professional fees associated with the July 2008 Harbinger Contribution and Support Agreement were partially offset by reductions in banking fees.

General and administrative expenses decreased during 2007, as compared to 2006, with 97% of the decrease relating to reduced equity-based compensation costs due to the accelerated vesting of SkyTerra LP options resulting from the 2006 SkyTerra LP Exchange Transactions in September 2006, and the expense related to modification of an executive’s options in 2006. In addition, other decreases consist of a reduction of legal and regulatory expenses, in part due to the 2006 write-off of the Company’s $2.3 million performance bond with the FCC as a result of the relinquishment of its South American satellite license. These decreases were offset by increases in other non-equity based compensation costs.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of property and equipment and the amortization of intangible assets.

Depreciation and amortization expenses increased in 2008, as compared to 2007, due primarily to an increase in intangible assets resulting from the TerreStar Corporation Exchange Transactions that occurred in February and November 2007.

Depreciation and amortization expenses increased during 2007, as compared to 2006 due to a significant increase in intangible assets resulting from the BCE and TerreStar Corporation Exchange Transactions, offset by the effect of an increase in the useful life of certain intangible assets from 15 years to 20 years.

Impairment of Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment annually. During the fourth quarter of 2008, the Company performed its annual goodwill impairment test. As result of this analysis the Company determined the goodwill of this reporting unit was fully impaired and recorded an impairment charge of $10.4 million.

Current Generation - Comparison of the years ended December 31, 2008, 2007 and 2006

Current Generation relate to its provision of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services using its existing in-orbit satellites.

Revenues

The following table sets forth Current Generation revenues and percentage changes for the periods indicated (in thousands):

	Year ended December 31,			% Change In 2008	% Change In 2007
	2008	2007	2006
Revenues
Capacity	$12,400	$12,338	$12,184	0.5%	1.3%
Telephony	12,771	12,508	12,186	2.1%	2.6%
Data	3,400	2,908	2,552	16.9%	14.0%
Equipment	5,025	5,265	6,984	(4.6)%	(24.6)%
Other	889	1,064	948	(16.4)%	12.2%
Total Revenues	$34,485	$34,083	$34,854	1.2%	(2.2)%

 Capacity

The Company provides bandwidth and power to certain customers who implement and operate their own networks. The specified bandwidth and power is generally customer dedicated once purchased and is not subject to other sale or preemption by SkyTerra LP except for emergency purposes. Capacity customers generally operate under contractual arrangements ranging from short-term (month-to-month) to end of current satellite life in length. These contracts do not generally provide for annual increases or variable revenues. As such, capacity revenues for the years ended December 31, 2008, 2007, and 2006 have not fluctuated significantly from year to year.

Telephony

The Company provides voice service to end users, including dispatch service, which provides the wide-area equivalent of “push-to-talk” two-way radio service among users in customer defined groups. Dispatch service facilitates team-based group operations and is highly suited for emergency communications. Telephony customers are acquired through retail dealers or resellers. Retail dealers receive activation fees and earn commissions on monthly end user fixed access revenues and variable usage revenues. Resellers are under contractual arrangements for their purchase of monthly access and usage, and they manage the arrangements with the end user. Telephony customers are charged fixed monthly access fees and variable usage charges, generally charged by minute of usage, depending on voice plan chosen. A typical customer telephony plan requires monthly access fees that range from $25 to $175 that includes from zero to 2000 “included” airtime minutes. Each additional minute used over the included minutes is charged at a rate of $0.89 to $1.19.

The following table sets forth telephony subscribers, quarterly subscriber changes, and average monthly revenue per subscriber unit (“ARPU”):

	2008	ARPU	2007	ARPU	Change Subscribers	Change ARPU
Total subscribers, January 1	19,866		19,133		3.8%
Additions	548		760		(27.9)%
Deletions	(443)		(444)		(0.2)%
Total subscribers, March 31	19,971	$52.56	19,449	$51.17	2.7%	2.7%
Additions	597		827		(27.8)%
Deletions	(1,421)		(711)		99.9%
Total subscribers, June 30	19,147	$54.52	19,565	$52.77	(2.1)%	3.3%
Additions	905		702		28.9%
Deletions	(768)		(605)		26.9%
Total subscribers, September 30	19,284	$58.91	19,662	$56.78	(1.9)%	3.8%
Additions	406		715		(43.2)%
Deletions	(676)		(511)		32.3%
Total subscribers, December 31	19,014	$52.43	19,866	$52.19	(4.3)%	0.5%
Average, for the year ended December 31	19,492	$54.61	19,581	$52.23	(0.5)%	4.6%

	2007	ARPU	2006	ARPU	Change Subscribers	Change ARPU
Total subscribers, January 1	19,133		19,413		(1.4)%
Additions	760		1,639		(53.6)%
Deletions	(444)		(1,824)		(75.7)%
Total subscribers, March 31	19,449	$51.17	19,228	$51.34	1.1%	(0.3)%
Additions	827		907		(8.8)%
Deletions	(711)		(963)		(26.2)%
Total subscribers, June 30	19,565	$52.17	19,172	$52.57	2.0%	(0.8)%
Additions	702		881		(20.3)%
Deletions	(605)		(1,058)		(42.8)%
Total subscribers, September 30	19,662	$56.78	18,995	$57.19	3.5%	(0.7)%
Additions	715		859		(16.8)%
Deletions	(511)		(721)		(29.1)%
Total subscribers, December 31	19,866	$52.19	19,133	$50.63	3.8%	3.1%
Average, for the year ended December 31	19,581	$52.23	19,201	$52.93	2.0%	(1.3)%

Telephony revenues for 2008, as compared to the same period in 2007, increased slightly due to an increase in ARPU.

Telephony revenues for 2007, as compared to the same period in 2006, increased slightly due to an increase in the average number of subscribers.

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

Data revenues for 2008, as compared to 2007 increased due to an increase of 7.3% in the average number of subscribers and an increase of 8.7% in average monthly revenue per subscriber unit.

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

Equipment sales during 2008, decreased slightly as compared to 2007 due to decreased sales of mobile terminals.

Equipment sales deceased in 2007, as compared to 2006 as pent-up customer demand for the G2 mobile satellite voice terminal was realized in 2006.

Other Revenue

Other revenue consists of billing and administrative functions performed for customers, remote monitoring, and other fees.

Operating Expenses

The table below sets forth Current Generation operating expenses and percentage changes for the periods indicated (in thousands).

	Year ended December 31,			% Change In 2008	% Change In 2007
	2008	2007	2006
Cost of equipment sold	$4,165	$4,245	$5,738	(1.9)%	(26.0)%
Operations and cost of services (exclusive of depreciation and amortization)	16,067	16,986	14,664	(5.4)%	15.8%
Sales and marketing	3,944	3,602	2,505	9.5%	43.8%
General and administrative	7,843	7,746	6,882	1.3%	12.6%
Depreciation and amortization	2,605	2,458	6,116	6.0%	(59.8)%
Total operating expenses	$34,624	$35,037	$35,905	(1.2)%	(2.4)%

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

Cost of Equipment Sold

The cost of equipment sold is comprised of the cost of handsets. The Company does not manufacture any of its own equipment, rather, all components are purchased from third parties. Also included in cost of equipment sold are the costs of warehousing and warehousing services.

Cost of equipment sold decreased during 2008 and 2007, as compared to 2007 and 2006, respectively, due to decreases in the amount of equipment sold to end users.

Operations and Cost of Service

Operations and costs of service expenses include compensation costs of satellite operations employees, and the other expenses related to the operation of the satellite wireless network, costs of telemetry, tracking, and control and facility costs.

Operations and costs of service expenses decreased during 2008, as compared to 2007, due primarily to reductions in expenses relating to maintenance on ground segment equipment.

Operations and costs of service expenses increased during 2007, as compared to 2006, with 44% of the increase due to expenses relating to maintenance on ground segment equipment, 32% due to increases in third-party consulting costs to research and plan upgrades to enterprise software and 22% due to an increase in compensation and expansion of headquarters facilities.

Sales and Marketing

Sales and marketing costs include the compensation costs of sales and marketing employees, and the cost of advertising, marketing and promotion.

Sales and marketing expenses increased during 2008, as compared to 2007, due primarily to increased compensation costs and increases in equity-based compensation related to the February 2008 modifications to outstanding options. Those increases were offset by a reduction in consulting and professional fees.

Sales and marketing expenses increased during 2007, as compared to 2006, with 71% of the increase due to an increase in compensation costs and staffing levels and 17% due to increases in third-party consulting expenses.

General and Administrative Expense

General and administrative expense includes the compensation costs of finance, legal, human resources and other corporate costs allocable to Current Generation. Those employees’ costs are reflected in operations and next generation expenses.

General and administrative expenses did not fluctuate significantly during 2008, as compared to 2007.

General and administrative expenses increased during 2007, as compared to 2006, due to increases in consulting, audit, and legal expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of intangible assets.

Depreciation and amortization expenses increased during 2008, as compared to 2007, due primarily to the increase in intangible assets resulting from the TerreStar Corporation Exchange Transactions that occurred in February and November 2007.

The decrease during 2007 as compared to 2006 was a result of certain assets becoming fully depreciated during 2006.

SkyTerra Corporate - Comparison of the years ended December 31, 2008, 2007 and 2006

Operating Expenses

The table below sets forth SkyTerra Corporate operating expenses and percentage change for the periods indicated (in thousands). Pursuant to the 2006 SkyTerra LP Exchange Transactions, SkyTerra LP is the accounting acquirer. Accordingly, the historical financial statements of the Company prior to September 25, 2006 are the historical financial statements of SkyTerra LP. SkyTerra’s results of operations were included in the consolidated statements subsequent to the 2006 SkyTerra LP Exchange Transactions in September 2006.

	Year ended December 31,			% Change In 2008	% Change In 2007
	2008	2007	2006
General and administrative	$11,579	$7,629	3,488	51.8%	118.7%

General and Administrative Expense

General and administrative expense includes the Company’s corporate costs, including legal, audit, tax, insurance, and the compensation costs.

General and administrative expenses increased during 2008, as compared to 2007. The increase was primarily attributable to legal fees associated with the July 2008 Harbinger Contribution and Support Agreement. Equity-based compensation costs increased $1.1 million as a result of the issuance of stock options to certain members of the Board of Directors and the issuance of restricted stock to certain executives and members of the Board of Directors.

General administrative expenses increased in 2007, as compared to 2006, primarily due to 12 months of activity recorded in 2007 versus 3 months of activity recorded in 2006 (due to reverse purchase accounting). Offsetting this impact, 2006 included $2.3 million in compensation expense associated with executive bonuses.

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

The Company has financed its operations to date through the private placement of debt and equity securities, and vendor financing. Cash payments of interest on the Company’s debt portfolio begins in October 2010, with periodic interest coming due on the Senior Secured Discount Notes, and cash payment of principal due in full in April 2013. Cash payments of interest on the 16.5% Senior Unsecured Notes is required to begin in June 2012, and may be paid earlier at the Company’s option. In January 2009, the Company secured additional financing from Harbinger in the form of 18% Senior Unsecured Notes in an amount of $150 million (see below). Cash payment of interest on the 18% Senior Unsecured Notes is required to begin in July 2011.

The Company’s current operating assumptions and projections reflect management’s best estimate of future revenue, operating expenses, and capital commitments, and indicate that the Company’s current sources of liquidity, including the Harbinger committed financing discussed below, should be sufficient to fund operations through the third quarter of 2010. The Company’s ability to meet its projections, however, is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate. Additional funds will be needed to complete the construction of the next generation network and fund operations beginning in the fourth quarter of 2010. Although the Company secured committed financing in July 2008, pursuant to an agreement with Harbinger, Harbinger may not be required to fund the committed financing under certain circumstances, including upon the occurrence of an event that could be deemed a material adverse effect.

Pursuant to the terms of the agreement with Harbinger, as amended, the Company has committed funding of $500 million through the sale of four tranches of 18% Senior Unsecured Notes. On January 7, 2009 the Company issued the first of four issuances of the 18% Senior Unsecured Notes in an aggregate principal amount of $150 million. The remaining $350 million of 18% Senior Unsecured Notes are scheduled to be issued in three tranches of $175 million, $75 million and $100 million on April 1, 2009, July 1, 2009, and January 4, 2010, respectively.

The remaining cost of carrying out the Company’s business plan will be significant, and is significantly more than the Company’s currently available and committed resources. If the Company fails to obtain necessary financing on a timely basis, its satellite construction, launch, or other events necessary to conduct the Company’s business could be materially delayed, or its costs could materially increase; the Company could default on its commitments to its satellite construction or launch contractors, creditors or other third parties, leading to termination of construction or inability to launch the Company’s satellites; the Company may not be able to complete its next generation integrated network as planned and may have to discontinue operations or seek a purchaser for its satellite business or assets. SkyTerra LP could lose its FCC or Industry Canada licenses or its international rights if it fails to achieve required performance milestones. The Company may not be able to continue as a going concern if it fails to obtain necessary financing on a timely basis.

The U.S. and worldwide financial markets have recently experienced unprecedented volatility, particularly in the financial services sector. No assurance can be given that Harbinger will satisfy its funding commitments to the Company in a timely manner, or at all. If Harbinger does not satisfy its funding commitments, the Company may pursue other means to extend its liquidity and raise capital. Those alternatives may include the sale of the investment in TerreStar Networks Inc. (TerreStar Networks), a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, the renegotiation of vendor payment schedules to defer payments into the future, the postponement of certain discretionary spending, or some combination of these actions. The Company may be unable to find alternative financing sources, particularly in light of the current turmoil in the U.S. and worldwide financial markets.

The terms of the Company’s current and expected future indebtedness include significant limitations on additional debt, including amount, terms, access to security, duration, among other factors, and impose limitations on the structure of strategic transactions. In addition, the Master Agreement as amended includes significant limitations on the issuance by the Company of additional debt and equity securities. In addition to the contractual limitations described above, there currently is low trading activity in shares of the Company’s common stock, which limits our ability to raise funding through public equity issuances.

Capital Required for Next Generation Network

The Company estimates the remaining cost to develop and construct the satellite component of its next generation network, including the costs of the two satellites, their launch, launch insurance, and associated ground segment will be significant. The majority of these expenditures are governed by contractual commitments.

The Company will require significant additional funds to construct a terrestrial component of the network. The Company estimates the deployment of the terrestrial portion of the network could be a multi-billion dollar undertaking depending on the number of markets deployed, the scope of the terrestrial build within each market, and the service offering. Significant additional funding will be required to fund operations after the launch of the satellites.

The cost of building and deploying the satellites and terrestrial components of the next generation network could exceed current estimates. For example, if the Company elects to further defer payments under the satellite construction contract, modify design, and/or exercise certain options to buy additional satellites or other equipment or services, the costs for the satellite component of the network will increase, possibly significantly. The cost to develop devices could be greater, perhaps significantly, than current estimates, depending on the ability to attract distribution partners for both the satellite and terrestrial services. In addition, the magnitude of the terrestrial network capital requirement depends upon a number of factors including: choice of wireless technology; desired applications; the general pace of construction; and in profits, or losses in the initially deployed markets. The Company may not have control over these factors as it works with various strategic and distribution partners who may have varying degrees of influence on these decisions in exchange for capital contributions and other commitments. In all scenarios, the Company will require significant additional capital beyond its current resources.

Other Significant Contractual Obligations

SkyTerra LP has a fixed price contract with Boeing Satellite Systems, Inc. (Boeing) for the comprehensive design, development, construction, manufacturing, testing, and installation of a space-based network, providing satellite launch support and other services related to mission operations and system training. Under the terms of the contract, the Company will purchase two satellites. Each satellite is contracted to have a mission life of 15 years with a portion of the contract value payable if certain performance incentives are met, over the expected 15-year operating life. Boeing has a first lien on each satellite and related work until title and risk of loss transfers to the Company upon launch.

As part of an agreement to amend the satellite construction contract with Boeing (see Note 6 to the Consolidated Financial Statements) SkyTerra LP agreed to extend the delivery date of the SkyTerra-2 satellite by four months, to July 11, 2010. SkyTerra LP also agreed that in the event any liquidated damages would be due and payable by Boeing for late delivery of either satellite system, $19 million of any such liquidated damages that would have been earned back by Boeing over a more extended period, would be accelerated and able to be earned back by Boeing over a period of two and one-half years.

In May 2007, SkyTerra LP entered into fixed price contracts with ILS International Launch Services, Inc. and Sea Launch Company, LLC, each of which were subsequently amended, to launch the next generation satellites SkyTerra-1 and SkyTerra-2. The aggregate amended cost for these services is $183.4 million, of which $145.5 million remains to be paid at December 31, 2008. If SkyTerra LP were to terminate both launch vehicle contracts prior to February 2010, the Company will be subject to termination liability charges that would range from $0.7 million to $49.0 million, depending on the date of termination. If SkyTerra LP were to terminate both launch vehicle contracts after February 2010, the Company would be entitled to receive a portion of previously made payments.

In November 2006, SkyTerra LP entered into an agreement with Hughes Network Systems, LLC (HNS), then a related party of the Apollo stockholders, to purchase four satellite base transceiver subsystems and air interface technology based on GMR-3G technology for a base price, as amended, of $43.7 million, of which $10.9 million remains to be paid at December 31, 2008. Pursuant to the terms of the agreement, the Company has the option to submit change orders to procure additional capabilities not included in the base price. Costs associated with these change orders are negotiated and agreed upon prior to the submission of the change order. The transceiver subsystems will integrate the satellite component of the next generation network.

In March 2008, SkyTerra LP entered into an agreement with Telesat Canada for joint operational services for the SkyTerra-1 and SkyTerra-2 satellites including the development of software for operation and control, and the provision of telemetry, tracking and control services once in designated orbital positions.  Telesat Canada will provide these services through 2025 assuming the satellites reach full mission life. SkyTerra LP is entitled to delay the start of services due to certain launch delays without any impact to pricing. The Company has a contract with Telesat Canada for the provision of telemetry, tracking and control services to the Company for its existing satellites. Future minimum payments related to these agreements, reflected in the table below as satellite operational services, assume SkyTerra-1 and SkyTerra-2 reach their full mission life.

In September 2008, SkyTerra LP entered into a 15-year agreement with Qualcomm Incorporated (Qualcomm) for the provision by Qualcomm of satellite-enabled mobile chipsets and satellite base station components built upon Qualcomm-adapted EV-DO technology to facilitate the development of mobile devices and network systems for use with the Company’s planned next generation network. The agreement with Qualcomm also contemplates that other operators (together with SkyTerra LP, each an Operator) may enter into similar arrangements with Qualcomm. Each Operator will fund a portion of the related non-recurring expenses (NRE) incurred in connection with the agreements, which will result in a further sharing of NRE if and when additional Operators enter into similar agreements with Qualcomm. The SkyTerra LP portion of the NRE to be paid to Qualcomm is expected to be in an amount not to exceed $10 million, subject to reduction based on the participation of other Operators with Qualcomm.

EV-DO Compatible Base Transceiver Subsystems

The Company is currently in negotiations with several vendors for the procurement of EV-DO compatible transceiver subsystems. The Company expects that it will enter into a material definitive contract for those subsystems during the first half of 2009.

Vendor Financing

SkyTerra LP has financed $60.9 million of satellite vendor payments with secured vendor notes payable (Notes Payable - Vendor) that bear interest at LIBOR plus 400 basis points combined with a 2% administrative fee. The Notes Payable - Vendor are secured by the satellites under construction.

On July 3, 2008, SkyTerra LP entered into an agreement with Boeing to amend its existing contract with respect to its satellite system procurement. The amendment provides SkyTerra LP with an additional $40 million of construction payment deferrals on the second satellite under the contract, with an interest rate of LIBOR plus 400 basis points. The original construction payment deferral was in the amount of $76 million. The amendment provides that the original deferrals and the additional deferrals associated with the construction payments will be due and payable upon the earlier of December 20, 2010 or ten days prior to shipment of the SkyTerra-2 satellite, currently planned for the second half of 2010. Prior to the amendment, SkyTerra LP was to have begun repayment of the original $76 million construction deferrals within one month of reaching the maximum available deferrals, previously estimated to occur in the fourth quarter of 2008, with final payment in the first quarter of 2010.

In exchange for the additional deferrals and deferral extension date, SkyTerra issued Boeing warrants exercisable for 0.6 million shares of SkyTerra voting common stock with an exercise price of $10 per share, subject to certain anti-dilution adjustments, with an exercise period of 10 years, vesting on a proportional basis consistent with the drawdown against the additional deferral amounts. In addition, the delivery date for the SkyTerra-2 satellite was extended by four months to July 11, 2010, which is within the regulatory license milestone requirements. Finally, SkyTerra LP agreed that in the event any liquidated damages would be due and payable by Boeing for late delivery of either satellite system, $19 million of any such liquidated damages that would have been earned back by Boeing over a more extended period, would be accelerated and able to be earned back by Boeing over a period of two and one-half years.

Senior Secured Discount Notes

In March 2006, SkyTerra LP issued Senior Secured Discount Notes that generated proceeds of $436.2 million, with an aggregate principal amount of $750 million due at maturity. Interest on the notes accretes from the issue date at an annual rate of 14.0%, until they reach full principal amount at April 1, 2010 (the Senior Secured Discount Notes). All of SkyTerra LP’s domestic subsidiaries jointly and severally guarantee the Senior Secured Discount Notes. SkyTerra LP will be required to accrue and pay cash interest on the notes for all periods after April 1, 2010 at an annual rate of 14%, and cash interest payments will be payable in arrears semiannually on April 1 and October 1, commencing on October 1, 2010. The Senior Secured Discount Notes will mature on April 1, 2013. The Senior Secured Discount Notes are secured by substantially all of SkyTerra LP’s assets.

The terms of the Senior Secured Discount Notes require SkyTerra LP to comply with certain covenants that restrict some of SkyTerra LP’s corporate activities, including SkyTerra LP’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. SkyTerra LP may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided SkyTerra LP maintains a leverage ratio (as defined) of not more than 6 to 1. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. SkyTerra LP was in compliance with the covenants of the Senior Secured Discount Notes as of December 31, 2008.

16.5% Senior Unsecured Notes

On January 7, 2008, Harbinger Capital Partners Master Fund I, Ltd., and Harbinger Capital Partners Special Situations Fund L.P. (together Harbinger), purchased $150 million of SkyTerra LP’s 16.5% Senior Unsecured Notes due 2013 and ten-year warrants to purchase 9.1 million shares of the Company’s common stock, with an exercise price of $10 per share. The 16.5% Senior Unsecured Notes bear interest at a rate of 16.5%, payable in cash or in-kind, at SkyTerra LP’s option through December 15, 2011, and thereafter payable in cash. The 16.5% Senior Unsecured Notes mature on May 1, 2013.

In June 2008 and December 2008, the Company made its scheduled interest payment on the 16.5% Senior Unsecured Notes through the issuance of $10.9 million and $13.3 million, respectively of additional 16.5% Senior Unsecured Notes, which are included in the balance of 16.5% Senior Unsecured Notes in the accompanying balance sheet as of December 31, 2008.

The 16.5% Senior Unsecured Notes have subsidiary guarantees and covenants similar to those contained in the Senior Secured Discount Notes, with such modifications as appropriate to reflect the financial terms of the Senior Unsecured Notes. The Securities Purchase Agreement governing the 16.5% Senior Unsecured Notes also contains more restrictive covenants regarding mergers, consolidation and transfer of assets and restricted payments. The more restrictive covenants, the right of first negotiation and the pre-emptive rights expire once Harbinger and their affiliates beneficially own less than 5% of the outstanding common stock of the Company or, if earlier, on December 31, 2011. The terms of the 16.5% Senior Unsecured Notes require SkyTerra LP to comply with certain covenants that restrict some of SkyTerra LP’s corporate activities, including SkyTerra LP’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the 16.5% Senior Unsecured Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The 16.5% Senior Unsecured Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. SkyTerra LP was in compliance with the covenants of the 16.5% Senior Unsecured Notes as of December 31, 2008.

18% Senior Unsecured Notes

On July 24, 2008, SkyTerra, SkyTerra LP, and SkyTerra Finance Co. entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with affiliates of Harbinger, pursuant to which SkyTerra LP and SkyTerra Finance Co. agreed to issue Harbinger up to $500 million aggregate principal amount of 18% Senior Unsecured Notes due July 1, 2013 (the “18% Senior Unsecured Notes”) in four tranches. The proceeds of this funding commitment are expected to fund the Company’s business plan through the third quarter of 2010. As amended, the Securities Purchase Agreement provides that the 18% Senior Unsecured Notes bear interest at a rate of 18% per annum, and that, in conjunction with the issuance of the 18% Senior Unsecured Notes pursuant to the Securities Purchase Agreement, SkyTerra will issue to Harbinger warrants to purchase up to an aggregate of 32.5 million shares of voting or non-voting common stock of SkyTerra (at the option of the holder) at an exercise price of $0.01 per share of common stock. Harbinger’s purchase of the 18% Senior Unsecured Notes is not conditioned upon the commencement or consummation of a business combination with Inmarsat, as described above. Harbinger may not be required to purchase the 18% Senior Unsecured Notes under certain circumstances, including upon the occurrence of a material adverse effect.

On January 7, 2009 the Company issued the first of the four issuances of the 18% Senior Unsecured Notes to Harbinger under the Securities Purchase Agreement, in an aggregate principal amount of $150 million. In addition, at this closing the Company issued Harbinger ten-year warrants to purchase 7.5 million shares of the Company's voting or non-voting common stock, at an initial exercise price of $0.01 per share. The remaining $350 million of 18% Senior Unsecured Notes is scheduled to be issued to Harbinger in three tranches of $175 million, $75 million and $100 million on April 1, 2009, July 1, 2009, and January 4, 2010, respectively.

Inmarsat Cooperation Agreement

To improve the Company’s spectrum assets, in December 2007, SkyTerra, SkyTerra LP, and SkyTerra Canada (together the “SkyTerra Parties”) and Inmarsat Global Limited (“Inmarsat”) entered into a Cooperation Agreement relating to the use of L-band spectrum for both MSS and ATC services in North America. The Cooperation Agreement addresses a number of regulatory, technology and spectrum coordination matters involving L-band spectrum.

Upon receipt of an investment of $100 million in SkyTerra LP by a third party for general corporate purposes and election by the SkyTerra Parties to trigger certain provisions, the SkyTerra Parties will be able to expand their trials and deployments to a broadband ATC trial using wider spectrum bandwidths, on a specific designation of combined Inmarsat and SkyTerra LP spectrum in a pre-agreed market. Simultaneously upon the election by the SkyTerra Parties regarding such an investment, the Company is required to issue to Inmarsat $31.3 million of the Company’s common stock, valued in accordance with terms of the agreement.

Upon the occurrence of certain events, until September 1, 2011, the SkyTerra Parties have the option (the Phase 1 Option), subject to certain conditions, to effect a transition to a modified band plan within an 18 to 30 month period. Such transition will include modification of certain of Inmarsat’s network and end user devises and a shift in frequencies between the SkyTerra Parties and Inmarsat which would lead to additional spectrum contiguity and more relaxed operating rules for the Company. Over the transition period, the SkyTerra Parties will be required to make payments to Inmarsat of $250 million in cash. Upon the commencement of Phase 1, the Company will issue to Inmarsat a number of shares of the Company’s common stock having a value of $31.3 million, valued in accordance with terms of the agreement. In accordance with the terms of the agreement, the question remains open between Inmarsat and the SkyTerra Parties as to whether the closing of the 16.5% Senior Unsecured Notes or any of the funding under the 18% Senior Unsecured Notes will be designated by the SkyTerra Parties as a triggering investment and, if so, what the valuation of the Company’s common stock would be in connection with the required stock issuance. This matter has not been resolved and the Company has not designated a previous investment as a triggering investment, and therefore no accounting is required as of December 31, 2008. Upon the completion of the transition of the spectrum in Phase 1, the Company will issue to Inmarsat a number of shares of the Company’s common stock having a value of $56.3 million based on the average closing price of the Company’s common stock for the prior forty five (45)-trading day period. The SkyTerra Parties have the option to accelerate the transition timing by accelerating payment to Inmarsat of $50 million that would be credited towards the $250 million in cash payments.

Subsequent to the exercise of the Phase 1 Option, between January 1, 2010 and January 1, 2013, the SkyTerra Parties have the option (the Phase 2 Option) for Inmarsat to modify its North American operations in a manner that will make additional spectrum available to SkyTerra LP at a cost of $115 million per year, increasing at 3% per year, resulting in substantially more spectrum to the benefit of SkyTerra Parties. If the Company does not exercise the Phase 2 Option, then between January 1, 2013 and January 1, 2015, Inmarsat would have the option to require the SkyTerra Parties to exercise the Phase 2 Option on the same terms.

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

The Company continues dialogue with other MSS operators who operate systems in adjacent spectrum in the L-band with the objective of rearranging respective spectrum assignments to create contiguous blocks of spectrum, and in some instances enabling SkyTerra LP to access additional spectrum for the benefit of SkyTerra LP and its strategic partners. The consummation of agreements of this nature could result in significant time, effort and cost. The likelihood or timing of reaching such agreements is uncertain.

Off-Balance Sheet Financing

The Company did not enter into any off-balance sheet arrangements, other then operating leases in the normal course of business during 2008. As of December 31, 2008, the Company does not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2008, we and our consolidated subsidiaries were contractually obligated to make the following payments:

	Payments due by period
	Total	2009	1–3 years	3-5 years	More than 5 years
Operating Leases (1)	$14,061	$2,289	$3,325	$1,198	$7,249
Notes payable	388	388	—	—	—
Boeing (2)	232,467	90,858	141,609	—	—
HNS	10,946	10,946	—	—	—
Launch Services (3)	145,533	40,744	104,789	—	—
Satellite operational services	25,083	2,884	3,318	2,868	16,013
Senior Secured Discount Notes	1,065,000	—	157,500	210,000	697,500
16.5% senior unsecured notes (related party) (4)	344,758	29,930	76,170	238,658	—
Qualcomm	8,625	3,875	4,750	—	—
Other	17,635	12,224	3,358	316	1,737
	$1,864,496	$194,138	$494,819	$453,040	$722,499

(1)      The Company leases office space and computer and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase.

(2) The amounts exclude in-orbit incentives and potential interest associated with the incentives as discussed above.
(3) Reflects payments based on contracts as amended subsequent to December 31, 2008.
(4) Assumes semi-annual interest payments made “in-kind” through June 2011, with cash payment of interest beginning December 2011.

Cash Flow

Net Cash Used in Operating Activities. During 2008 and 2007, net cash used in operating activities increased $24.0 and $14.7 million, respectively as compared to 2007 and 2006, respectively primarily due to increases in personnel, staffing and related costs, and increased expenses to develop the next generation network.

Net Cash Used in Investing Activities. During 2008, net cash used in investing increased primarily due to sales and maturities of investments as compared to 2007. Additionally, during 2008 the Company made $37.0 million of payments related to tax liabilities assumed in the 2007 BCE Exchange Transaction. These increases were partially offset by reduced cash purchases of property and equipment of $63.4 million in 2008, as compared to 2007.

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

Net Cash Provided by Financing Activities. During 2008, net cash provided by financing activities increased primarily as a result of proceeds from the issuance of senior unsecured notes of $150 million during 2008.

During 2007, net cash provided by financing activities was decreased primarily as a result of proceeds from the issuance of senior discount notes of $423.1 million during 2006.

Related Parties

Apollo Investment Fund IV L.P. and Affiliates

Apollo Advisors L.P. and its affiliates (Apollo) held a significant number of shares of SkyTerra common stock through April 2008. Two of the six Directors of SkyTerra were partners at Apollo through such time. As such, transactions with entities controlled by or affiliated with Apollo, through April 2008 are related party transactions.

Hughes Network Systems LLC

Hughes Network Systems LLC (HNS) is a former subsidiary of SkyTerra and indirectly controlled by Apollo. SkyTerra LP acquired services and equipment from HNS in an amount of $21.5 million, $8.8 million and $8.4 million, during the years ended December 31, 2008, 2007 and 2006, respectively.

In October 2006, SkyTerra LP entered into a preferred provider agreement with HNS. Under this agreement, for a period of five years SkyTerra LP will grant preferred provider status to HNS for the provision of certain engineering and other services and the manufacture of certain equipment, in each case expected to be used by SkyTerra LP in developing and deploying its next generation integrated network. In November 2006, SkyTerra LP entered into an agreement with HNS to purchase four satellite base transceiver subsystems for a price, as amended of $43.7 million.

TerreStar Networks

TerreStar Corporation owns a controlling interest in TerreStar Networks. The Company owns 11.1% of TerreStar Networks. SkyTerra LP had granted options to purchase the common stock of TerreStar Networks to certain employees of SkyTerra LP prior to the spin-off of TerreStar Networks, which are vested and exercisable as of December 31, 2008. SkyTerra LP and TerreStar Networks operate under an intellectual property development sharing arrangement.

In May 2005, MSV and TerreStar Networks entered into a management services agreement whereby MSV provides technical and program management efforts associated with ATC network development as well as administrative support required to accomplish these tasks. In May 2006, MSV discontinued providing management services to TerreStar Networks, but continued to share intellectual property development.

According to publicly available information, the Company understands that Harbinger owns a significant investment in TerreStar Corporation.

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

The Company’s foreign currency management policy prohibits speculative trading and allows for derivative contracts to be entered into only when a future foreign currency requirement is identified. These contracts generally have durations of less than one year. The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires the recognition of all derivatives as either assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income (loss) unless the derivatives qualify as hedges of future cash flows. The Company has not followed hedge accounting for any derivative contracts during 2008, 2007, or 2006. As of December 31, 2008, the Company held derivative contracts with a notional value of $1.7 million. The Company recognized a gain of $0.2 million during 2007 and a loss of $0.1 million during 2008 related to derivative contracts.

Interest Rate Risk

Changes in interest rates affect the fair value of the Company’s fixed rate debt. The Company evaluated the fair value of its debt securities for disclosure purposes in accordance with FASB Statement No 157 (SFAS 157), Fair Value Measurements. Specifically, given there is limited active trading market in the Company’s debt securities, the estimated bid-side broker quote (as provided by third party sources) of the Company’s Senior Secured Discount Notes was obtained and was also used as the basis to estimate the fair value of the Company’s 16.5% Senior Unsecured Notes, resulting in an aggregate value of $229.6 million at December 31, 2008. Based on securities outstanding at December 31, 2008, a 1% increase or decrease in interest rates, assuming similar terms and similar assessment of risk by lenders, would change the estimated market value by $6.6 million and $6.0 million, respectively at December 31, 2008. The Company does not have cash flow exposure to changing interest rates on its 16.5% Senior Secured Discount Notes, 18% Senior Secured Discount Notes or Senior Unsecured Notes because the interest rate for these securities is fixed. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of the Company’s financial instruments. The actual impact of future changes in market interest rates on Senior Secured Discount Notes may differ significantly from the impact in this analysis.

The Company has cash flow exposure to changing interest rates on its Vendor Notes because the interest rate for these securities is not fixed. As of December 31, 2008 the Company had $60.9 million outstanding under its Vendor Notes with interest rates tied to changes in the LIBOR rate. Based on balances outstanding at December 31, 2008, a 1.0% increase or decrease in interest rates, assuming repayment of the Vendor Note in accordance with scheduled maturities, would change the Company’s annual interest expense for 2009 by $0.6 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2008. This report is included in the report of independent registered public accounting firm herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SkyTerra Communications, Inc.

We have audited SkyTerra Communications, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkyTerra Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SkyTerra Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SkyTerra Communications, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 of SkyTerra Communications, Inc. and our report dated February 28, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Information relating to the Company’s executive officers and directors, and information regarding other corporate governance matters, including the Company’s audit committee and audit committee financial experts will be in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be held in the second quarter of 2009, which will be filed within 120 days of the end of the Company’s fiscal year ended December 31, 2008 (the “2009 Proxy Statement”) and is incorporated herein by reference. If the Proxy Statement is not filed within 120 days of the end of the Company’s fiscal year ended December 31, 2008, in accordance with the instructions to Form 10-K, this information will be filed by amendment to this Form 10-K by such date.

Item 11.	Executive Compensation.

Information relating to the Company’s executive officer and director compensation will be in the 2009 Proxy Statement and is incorporated herein by reference. If the Proxy Statement is not filed within 120 days of the end of the Company’s fiscal year ended December 31, 2008, in accordance with the instructions to Form 10-K, this information will be filed by amendment to this Form 10-K by such date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners of the Company’s common stock and information relating to the security ownership of the Company’s management will be in the 2008 Proxy Statement and is incorporated herein by reference. If the Proxy Statement is not filed within 120 days of the end of the Company’s fiscal year ended December 31, 2008, in accordance with the instructions to Form 10-K, this information will be filed by amendment to this Form 10-K by such date.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance will be in the 2008 Proxy Statement and is incorporated herein by reference. If the Proxy Statement is not filed within 120 days of the end of the Company’s fiscal year ended December 31, 2008, in accordance with the instructions to Form 10-K, this information will be filed by amendment to this Form 10-K by such date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions of the company, and regarding director independence will be in the 2009 Proxy Statement and is incorporated herein by reference. If the Proxy Statement is not filed within 120 days of the end of the Company’s fiscal year ended December 31, 2008, in accordance with the instructions to Form 10-K, this information will be filed by amendment to this Form 10-K by such date.

Item 14.	Principal Accountant Fees and Services.

Information relating to principal accountant fees and services will be in the 2009 Proxy Statement and is incorporated herein by reference. If the Proxy Statement is not filed within 120 days of the end of the Company’s fiscal year ended December 31, 2008, in accordance with the instructions to Form 10-K, this information will be filed by amendment to this Form 10-K by such date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	The following is a list of certain documents filed as a part of this report:
(1)	Financial Statements of the Registrant.
(i)	Report of Independent Registered Public Accounting Firm.
(ii)	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.
(iii)	Consolidated Balance Sheets as of December 31, 2008 and 2007.
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

(v)	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006.
(vi)	Notes to Consolidated Financial Statements.

All other schedules specified in Item 8 or Item 15(d) of Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

(b)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

In reviewing the agreements included as exhibits or incorporated by reference to this report, please remember they are intended to provide you with information regarding their terms and are not to provide any other factual or disclosure information about the Company or the other parties thereto. Certain of the agreements contain representations and warranties of the parties named therein. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

• should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one or more of the parties if those statements prove to be inaccurate;

• have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

• may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

• were made only as of the date of the applicable agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. Please also see the section entitled “Available Information” in Part I, Item 1 of this report.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of SkyTerra Communications, Inc., as amended on November 11, 2008.
3.2	Amended and Restated By-Laws of SkyTerra Communications, Inc., which was filed as Exhibit 4.2 to the Current Report on Form 8-K, filed on October 18, 2006 and is incorporated herein by reference.
4.1

Indenture, dated March 30, 2006, by and among Mobile Satellite Ventures LP and MSV Finance Co., the Guarantors named therein and the Bank of New York relating to the 14% Senior Secured Discount Notes due 2013, which was filed as Exhibit 4.1 to the Annual Report on Form 10-K on March 16, 2007, and is incorporated herein by reference.

4.2

Indenture by and among Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., the Guarantors named therein and The Bank of New York as Trustee, dated January 7, 2008 which was filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on January 8, 2008, and is incorporated herein by reference.

4.3

First Supplemental Indenture, dated January 7, 2009, to the Indenture, dated January 7, 2008, by and among Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., the Guarantors named therein and The Bank of New York as Trustee.

4.4	Indenture by and among SkyTerra LP, SkyTerra Finance Co., the Guarantors named therein and The Bank of New York Mellon as Trustee, dated January 7, 2009.
4.5	Form of Series 1-A Warrant of SkyTerra Communications, Inc., which was filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 21, 1999, and is incorporated herein by reference.
4.6	Form of Series 2-A Warrant of SkyTerra Communications, Inc., which was filed as Exhibit 4.5 to the Current Report on Form 8-K filed on June 21, 1999, and is incorporated herein by reference.
4.7

Form of Warrant to Purchase shares of common stock, issued to Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Special Situations Fund, LP, which was filed as Exhibit 99.1 to the Current Report on Form 8-K, filed on December 18, 2007, and is incorporated herein by reference.

4.8

Warrant to Purchase Shares of Voting Common Stock issued on August 18, 2008 to Boeing Satellite Systems, Inc., which was filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q, filed on November 11, 2008, and is incorporated herein by reference.

4.9	Warrant to Purchase 5,625,000 Shares of Common Stock issued on January 7, 2009 to Harbinger Capital Partners Master Fund I, Ltd.
4.10	Warrant to Purchase 1,875,000 Shares of Common Stock issued on January 7, 2009 to Harbinger Capital Partners Special Situations Fund, L.P.
4.11

Registration Rights Agreement, dated December 20, 2007, by and between SkyTerra Communications, Inc. and Inmarsat Global Limited, which was filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on December 21, 2007 and is incorporated herein by reference.

4.12

Registration Rights Agreement, dated August 18, 2008, by and between SkyTerra Communications, Inc. and Boeing Satellite Systems, Inc., which was filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q, filed on November 11, 2008, and is incorporated herein by reference.

4.13

Registration Rights Agreement, dated July 24, 2008, by and among SkyTerra Communications, Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Harbinger Capital Partners Fund I, L.P., which was filed as Exhibit 10.6 to the Current Report on Form 8-K, filed on July 25, 2008, and is incorporated herein by reference.

4.14

Letter Agreement, dated August 22, 2008, amending the Registration Rights Agreement, dated July 24, 2008, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on August 25, 2008, and is incorporated herein and in Exhibit 10.51 by reference.

4.15

Registration Rights Agreement, dated September 15, 2008, by and between SkyTerra Communications, Inc. and Investors Listed on Schedule A thereto, which was filed as Exhibit 10.16 to the Quarterly Report on Form 10-Q, filed on November 11, 2008, and is incorporated herein by reference.

10.1	Amended and Restated 1998 Long-Term Incentive Plan of SkyTerra Communications, Inc., which was filed as Exhibit 4(d) to the Form S-8 filed on November 3, 2000 and is incorporated herein by reference.
10.2

Amended and Restated Limited Partnership Agreement, dated November 12, 2004, by and among MSV Investors, LLC, Mobile Satellite Ventures LP, et al. which was filed as Exhibit 10.1 to the Current Report on Form 8-K dated November 18, 2004 and is incorporated herein by reference.

10.3

Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Mobile Satellite Ventures LP, dated September 25, 2006, which was filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on September 28, 2006, and is incorporated herein by reference.

10.4

Amendment No. 2 to the Amended and Restated Limited Partnership Agreement of Mobile Satellite Ventures LP, dated January 5, 2007, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on January 10, 2007, and is incorporated herein by reference

10.5	TerreStar Networks Inc. Amended and Restated Stockholders’ Agreement, which was filed as Exhibit 10.9 to the Current Report on Form 8-K, filed on May 11, 2006, and is incorporated herein by reference.
10.6

Amendment No. 3 to Amended and Restated Stockholders’ Agreement of Mobile Satellite Ventures GP Inc., which was filed as Exhibit 10.10 to the Current Report on Form 8-K, filed on May 11, 2006, and is incorporated herein by reference.

10.7

Amendment No. 4 to the Amended and Restated Stockholders’ Agreement of Mobile Satellite Ventures GP, Inc., dated September 25, 2006, which was filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on September 28, 2006, and is incorporated herein by reference.

10.8	Form of Indemnification Agreement, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on December 19, 2006, and is incorporated herein by reference.
10.9

Restricted Stock Agreement, by and between Alexander H. Good and the Company, dated December 18, 2006, which was filed as Exhibit 99.1 to the Current Report on Form 8-K, filed on December 19, 2006, and is incorporated herein by reference.

10.10

Restricted Stock Agreement, by and between Scott Macleod and the Company, dated December 18, 2006, which was filed as Exhibit 99.2 to the Current Report on Form 8-K, filed on December 19, 2006, and is incorporated herein by reference.

10.11

Contract for Design, Development and Supply of Satellite Base Transceiver Sub-System (“S-BTS”) between Mobile Satellite Ventures LP and Hughes Network Systems, LLC, dated November 3, 2006, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on November 8, 2006, and is incorporated herein by reference.

10.12

Amendment Agreement No. 1 to MSV Canada Shareholders Agreement by and among TMI Communications and Company, Limited Partnership, Mobile Satellite Ventures (Canada) Inc., Mobile Satellite Ventures Holdings (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on October 18, 2006, and is incorporated herein by reference.

10.13

Preferred Provider Agreement, dated October 16, 2006, by and between Hughes Network Systems, LLC and Mobile Satellite Ventures LP, which was filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on October 18, 2006, and is incorporated herein by reference.

10.14

Non-Interference Agreement, dated October 6, 2006, by and among BCE Inc., Telesat Canada, Mobile Satellite Ventures (Canada) Inc., Mobile Satellite Ventures Holdings (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on October 18, 2006, and is incorporated herein by reference.

10.15

Preferred Provider Extension Agreement, dated October 6, 2006, by and among Telesat Canada, Mobile Satellite Ventures (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.4 to the Current Report on Form 8-K, filed on October 18, 2006, and is incorporated herein by reference.

10.16

Contract, dated January 9, 2006, between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures, LP for the MSV L-Bond Space-Based Network, which was filed as Exhibit 10.51 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.17

Amendment No. 1 to Contract between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures, LP for the MSV L-Bond Space-Based Network, dated March 9, 2006, which was filed as Exhibit 10.52 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.18

Amendment No. 2 to Contract between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures for the MSV L-Bond Space-Based Network, dated September 11, 2006, which was filed as Exhibit 10.53 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.19

Amendment No. 3 to Contract between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures, LP for the MSV L-Band Space-Based Network, dated August 1, 2008, which was filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q, filed on November 11, 2008, and is incorporated herein by reference.

10.20

Second Amended and Restated Intellectual Property Assignment and License Agreement , dated November 21, 2006 and effective October 1, 2006, between ATC Technologies LLC and TerreStar Networks Inc., which was filed as Exhibit 10.54 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.21

Letter Agreement, dated February 6, 2007, between Mobile Satellite Ventures, LP and Mobile Satellite Ventures (Canada) Inc., which was filed as Exhibit 10.55 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.22

Satellite Delivery Agreement, dated February 22, 2007, between Mobile Satellite Ventures LP and Mobile Satellite Ventures (Canada) Inc., which was filed as Exhibit 10.56 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.23	Amendment No. 1 Satellite Delivery Agreement between Mobile Satellite Ventures LP and Mobile Satellite Ventures (Canada) Inc., dated October 1, 2008.
10.24

Capacity Lease Agreement, dated November 26, 2001, between Mobile Satellite Ventures (Canada) Inc. and 3051361 Nova Scotia Unlimited Liability Company, which was filed as Exhibit 10.57 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.25

MSV Canada Shareholders Agreement, dated November 26, 2001 by and among TMI Communications and Company, Limited Partnership, Mobile Satellite Ventures (Canada) Inc., Mobile Satellite Ventures Holdings (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.58 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.26

Mobile Satellite Ventures LP 2001 Unit Incentive Plan, as amended through October 11, 2005, which was filed as Exhibit 10.60 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.27

Amended Form of Nonqualified Unit Option Agreement under the Mobile Satellite Ventures LP 2001 Unit Incentive Plan, which was filed as Exhibit 99.3 to the Registration Statement on Form S-4, filed on March 11, 2008, and is incorporated herein by reference.

10.28	Form of Exchange Stock Option Agreement, which was filed as Exhibit 4.1 to the Registration Statement on Form S-4, filed on March 11, 2008, and is incorporated herein by reference.
10.29

Termination and Exchange Form and Offer by SkyTerra Communications, Inc. to Issue Options to Purchase Shares of Common Stock of SkyTerra Communications, Inc. in Exchange for the Termination of Outstanding Options to Purchase Limited Partnership Interests of Mobile Satellite Ventures LP, which was filed as Exhibit 99.1 to the Registration Statement on Form S-4, filed on March 11, 2008, and is incorporated herein by reference.

10.30	Employment Letter of Alexander H. Good, dated February 26, 2004, which was filed as Exhibit 10.62 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.
10.31

Amendment Agreement to Amend Employment Letter of Alexander H. Good, dated April 3, 2006, between Mobile Satellite Ventures and Alexander H. Good, which was filed as Exhibit 10.63 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.32

Change of Control Agreement, dated February 29, 2004, between Mobile Satellite Ventures LP and Alex H. Good, which was filed as Exhibit 10.64 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.33

Confidentiality, Non-Competition and Non-Solicitation Agreement, dated February 24, 2005, between Mobile Satellite Ventures LP and Alexander H. Good, which was filed as Exhibit 10.65 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.34	Employment Letter of Scott Macleod, dated January 9, 2006, which was filed as Exhibit 10.66 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.
10.35

Executive Change of Control Agreement, dated January 27, 2006, between Mobile Satellite Ventures LP and Scott Macleod, which was filed as Exhibit 10.67 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.36

Confidentiality, Non-Competition and Non-Solicitation Agreement, dated January 27, 2006, between Mobile Satellite Ventures LP and Scott Macleod, which was filed as Exhibit 10.68 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.37

Mobile Satellite Ventures LP 2001 Unit Incentive Plan (as amended) Phantom Unit Agreement, dated January 27, 2006, between Mobile Satellite Ventures LP and Scott Macleod, which was filed as Exhibit 10.69 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.38

SkyTerra Communication, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Annex III to the Definitive Proxy Statement, filed on June 23, 2006), which was filed as Exhibit 10.70 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.39

Amendment No. 1 to the 2006 SkyTerra Communications, Inc. Equity and Incentive Plan, which was filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.40

Stock Option Agreement, by and between James Wiseman and the Company, dated August 20, 2007, which was filed as Exhibit 99.1 to the Current Report on Form 8-K, filed on August 22, 2007, and is incorporated herein by reference.

10.41

Offer Letter between James Wiseman and Mobile Satellite Ventures LP, dated July 13, 2007, which was filed as Exhibit 99.2 to the Current Report on Form 8-K, filed on August 22, 2007, and is incorporated herein by reference.

10.42

Change of Control Agreement between James Wiseman and MSV, dated August 20, 2007, which was filed as Exhibit 99.3 to the Current Report on Form 8-K, filed on August 22, 2007, and is incorporated herein by reference.

10.43

Securities Purchase Agreement, dated December 15, 2007, by and among SkyTerra Communications, Inc., Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Special Situations Fund, LP., which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on December 15, 2007, and is incorporated herein by reference.

10.44

Amendment No. 1 to the Securities Purchase Agreement dated December 20, 2007, by and among SkyTerra Communications, Inc., Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Special Situations Fund, LP, dated January 7, 2008, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on January 8, 2008, and is incorporated herein by reference.

10.45

Cooperation Agreement, dated December 20, 2007, by and among SkyTerra Communications, Inc., Mobile Satellite Ventures LP, Mobile Satellite Ventures (Canada) Inc. and Inmarsat Global Limited, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on December 21, 2007, and is incorporated herein by reference.

10.46

Subscription Agreement, dated December 20, 2007, by and between SkyTerra Communications, Inc. and Inmarsat Global Limited, which was filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on December 21, 2007, and is incorporated herein by reference.

10.47

Phase 0 Block Loan Agreement, dated December 20, 2007, by and among Mobile Satellite Ventures LP, Mobile Satellite Ventures (Canada) Inc., SkyTerra Communications, Inc. and Inmarsat Global Limited, which was filed as Exhibit 10.4 to the Current Report on Form 8-K, filed on December 21, 2007, and is incorporated herein by reference.

10.48

Offer Letter, dated August 4, 2004, between Randy S. Segal and Mobile Satellite Ventures LP, which was filed as Exhibit 10.84 to the amended Annual Report on form 10-K/A, filed on April 29, 2008, and is incorporated herein by reference.

10.49

Executive Change of Control Agreement, dated September 20, 2004, by and between Randy S. Segal and Mobile Satellite Ventures LP, which was filed as Exhibit 10.85 to the amended Annual Report on form 10-K/A, filed on April 29, 2008, and is incorporated herein by reference.

10.50

Master Contribution and Support Agreement, dated July 24, 2008, by and among Harbinger Capital Partners Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Fund I, L.P., Harbinger Co-Investment Fund, L.P., SkyTerra Communications, Inc., Mobile Satellite Ventures Subsidiary LLC, and Mobile Satellite Ventures L.P., which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on July 25, 2008, and is incorporated herein by reference.

10.51

Letter Agreement, dated August 22, 2008, amending the Master Contribution and Support Agreement, dated July 24, 2008, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on August 25, 2008, and is incorporated herein and in Exhibit 4.14 by reference.

10.52

Second Amendment, dated January 7, 2009, to the Master Contribution and Support Agreement, dated July 24, 2008,which was filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on January 7, 2009, and is incorporated herein by reference.

10.53

Stock Purchase Agreement, dated July 24, 2008, between SkyTerra Communications, Inc. and Harbinger Co-Investment Fund, L.P., which was filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on July 25, 2008, and is incorporated herein by reference.

10.54

Securities Purchase Agreement, dated July 24, 2008, by and among Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., SkyTerra Communications, Inc., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P., which was filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on July 25, 2008, and is incorporated herein by reference.

10.55

Amendment No. 1 to Securities Purchase Agreement dated July 24, 2008, dated January 7, 2009, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on January 7, 2009, and is incorporated herein by reference.

10.56

Executive Severance Agreement between SkyTerra Communications, Inc. and Randy Segal, which was filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.57

Letter Agreement, dated August 4, 2008, between the Company and Drew Caplan regarding certain employment matters, which was filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.58	Appendix A – Promissory Note, which was filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.
10.59

Appendix B – Drew Caplan Restricted Stock Agreement, dated August 4, 2008, which was filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.60	Letter Agreement, dated February 23, 2009, between the Company and Marc Montagner regarding certain employment matters.
10.61

Agreement for Transfer and Exchange between SkyTerra Communications, Inc. and TerreStar Corporation, dated September 12, 2008, which was filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q, filed on November 11, 2008, and is incorporated herein by reference.

10.62

Letter Agreement between SkyTerra Communications, Inc. and affiliates of Harbinger Capital Partners, dated September 12, 2008, which was filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q, filed on November 11, 2008, and is incorporated herein by reference.

10.63

Letter Agreement between SkyTerra Communications, Inc. and affiliates of Harbinger Capital Partners, dated September 16, 2008, which was filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q, filed on November 11, 2008, and is incorporated herein by reference.

10.64	Director Stock Option Grant Form of Award, which was filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.
10.65

SkyTerra Communications, Inc./Mobile Satellite Ventures, LP Executive Employment Agreement for Alex H. Good, which was filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.66

SkyTerra Communications, Inc./Mobile Satellite Ventures, LP Executive Employment Agreement for Scott G. Macleod, which was filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.67

Exchange Agreement, dated December 10, 2008, by and among SkyTerra Communications, Inc., Walter V. Purnell, Jr., Rajendra Singh, Gerald Stevens-Kittner, Glenn Meyers, Elizabeth Tasker, Columbia ST Partners III, Inc., Dean & Company, inOvate Communications Group, LLC and WBS, LLC.

21

Subsidiaries of the Company are SkyTerra Investors Holdings Inc., a Delaware corporation, SkyTerra Rollup LLC, a Delaware corporation, SkyTerra Rollup Sub LLC, a Delaware corporation, SkyTerra Investors LLC, a Delaware corporation, TMI Communications Delaware Limited Partnership, a Delaware limited partnership, and SkyTerra LP, a Delaware limited partnership.

23.1	Consent of Ernst & Young LLP.
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

Dated: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALEXANDER H. GOOD Alexander H. Good	Chief Executive Officer, President and Chairman (Director) (Principal Executive Officer)	February 27, 2009

/S/ SCOTT MACLEOD Scott Macleod	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/S/ JAMES A. WISEMAN James A. Wiseman	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2009

/S/ JOSE A. CECIN, JR. Jose A. Cecin, Jr.	Director	February 27, 2009

/S/ JEFFREY KILLEEN Jeffrey Killeen	Director	February 27, 2009

/S/ PAUL S. LATCHFORD, JR. Paul S. Latchford, Jr.	Director	February 27, 2009

/S/ WILLIAM F. STASIOR William F. Stasior	Director	February 27, 2009

/S/ MICHAEL D. WEINER Michael D. Weiner	Director	February 27, 2009

SkyTerra Communications, Inc.

Consolidated Financial Statements

Years ended December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

SkyTerra Communications, Inc.

We have audited the accompanying consolidated balance sheets of SkyTerra Communications, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyTerra Communications, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SkyTerra Communications, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2009

SkyTerra Communications, Inc.

Consolidated Statements of Operations

(in thousands except share and per share data)

	Year ended December 31
	2008	2007	2006
Revenues:
Services and related revenues	$28,571	$27,754	$26,922
Equipment sales	5,025	5,265	6,984
Other revenues	889	1,064	948
Total revenues	34,485	34,083	34,854
Operating expenses:
Cost of equipment sold	4,165	4,245	5,738
Operations and cost of services (exclusive of depreciation and amortization)	32,310	25,030	19,796
Sales and marketing	8,452	7,559	4,213
Research and development (exclusive of depreciation and amortization)	15,557	10,568	5,127
General and administrative	35,431	29,643	30,538
Depreciation and amortization	32,688	29,129	11,701
Impairment of goodwill	10,389	—	—
Total operating expenses	138,992	106,174	77,113
Operating loss	(104,507)	(72,091)	(42,259)
Other income (expense):
Interest income	6,805	18,156	20,517
Interest expense	(40,242)	(39,093)	(43,740)
Impairment of investment in TerreStar Networks	(70,730)	(34,520)	—
Other income (expense), net	(949)	(302)	1,933
Loss before income taxes, minority interest and extraordinary gain	(209,623)	(127,850)	(63,549)
Benefit (provision) for income taxes	1,110	333	(1,255)
Minority interest in loss of subsidiary	572	3,961	7,704
Loss before extraordinary gain	(207,941)	(123,556)	(57,100)
Extraordinary gain on acquisition of minority interest	3,006	—	—
Net loss	$(204,935)	$(123,556)	$(57,100)

Loss per common share:
Loss before extraordinary gain	$(1.96)	$(1.24)	$(1.24)
Extraordinary gain	$0.03	$—	$—
Basic and diluted loss per common share	$(1.93)	$(1.24)	$(1.24)
Basic and diluted weighted average common shares outstanding	106,134,481	100,037,720	46,222,570

See accompanying notes.

SkyTerra Communications, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$65,721	$127,905
Investments	46,659	97,764
Accounts receivable, net of allowance of $45 and $86, respectively	5,505	4,957
Inventory	2,058	2,531
Other current assets	7,079	3,811
Total current assets	127,022	236,968
Property and equipment, net	688,360	417,052
Intangible assets, net	523,562	539,057
Goodwill	85	12,435
Investment in TerreStar Networks	7,370	78,100
Other assets	14,303	11,423
Total assets	$1,360,702	$1,295,035
Liabilities and stockholders’ equity
Current liabilities:
Notes payable, current portion	$372	$15,745
Accounts payable	5,355	4,189
Accrued expenses and other current liabilities	18,759	49,445
Deferred revenue, current portion	3,474	3,319
Total current liabilities	27,960	72,698
Senior secured discount notes, net	629,759	552,719
16.5% senior unsecured notes (related party), net	147,119	—
Notes payable, net of current portion	60,940	36,302
Deferred revenue, net of current portion	12,383	16,333
Other long-term liabilities	11,188	257
Total liabilities	889,349	678,309
Commitments and contingencies
Minority interest	—	508
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; none issued.	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 48,822,787 and 34,265,663 shares issued and outstanding at December 31, 2008 and 2007, respectively	488	343
Non-voting common stock, $0.01 par value. Authorized 125,000,000 shares; 59,958,499 and 72,614,414 shares issued and outstanding at December 31, 2008 and 2007, respectively	600	726
Additional paid-in capital	1,014,981	952,520
Accumulated other comprehensive loss	(1,785)	(1,855)
Accumulated deficit	(542,931)	(335,516)
Total stockholders’ equity	471,353	616,218
Total liabilities and stockholders’ equity	$1,360,702	$1,295,035

See accompanying notes.

SkyTerra Communications, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except for share data)

	Common Stock		Non-voting Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss) Income	Deficit	Equity (Deficit)	(Loss) Income
Balance, December 31, 2005	14,118,159	$141	25,478,273	$255	$331,510	$(4,420)	$(1,123)	$(145,103)	$181,260
Effect of adoption of SFAS No. 123(R)	—	—	—	—	(4,420)	4,420	—	—	—
2006 SkyTerra LP Exchange Transactions	12,392,173	124	12,218,443	122	(336,360)	—	—	77.547	(258,567)
Recognition of change in fair value of minority interest redemption rights	—	—	—	—	3,069	—	—	—	3,069
Equity-based compensation	600,000	6	—	—	10,351	—	—	—	10,357
Exercise of SkyTerra LP options	—	—	—	—	454	—	—	—	454
Exercise of SkyTerra options	89,840	1	—	—	258	—	—	—	259
Exchange of voting for non-voting common stock by Apollo	6,044,846	60	(6,044,846)	(60)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(57,100)	(57,100)	$(57,100)
Foreign currency translation adjustment	—	—	—	—	—	—	325	—	325	325
Balance, December 31, 2006	33,245,018	332	31,651,870	317	4,862	—	(798)	(124,656)	(119,943)
Total, year ended December 31, 2006										$(56,775)
BCE Exchange Transaction	176,250	2	22,533,745	225	392,781	—	(296)	(44,878)	347,834
TerreStar Corporation Exchange Transactions	—	—	18,855,144	188	523,582	—	(286)	(42,426)	481,058
Recognition of change in fair value of minority interest redemption rights	—	—	—	—	21,783	—	—	—	21,783
Exercise of SkyTerra LP options	—	—	—	—	535	—	—	—	535
Exercise of SkyTerra options	168,050	2	—	—	586	—	—	—	588
Equity-based compensation	250,000	3	—	—	8,391	—	—	—	8,394
Exchange of voting for non-voting common stock	426,345	4	(426,345)	(4)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(123,556)	(123,556)	$(123,556)
Foreign currency translation adjustment	—	—	—	—	—	—	(475)	—	(475)	(475)
Balance, December 31, 2007	34,265,663	343	72,614,414	726	952,520	—	(1,855)	(335,516)	616,218
Total, year ended December 31, 2007										$(124,031)
Acquisition of minority interest	736,209	7			3,963	—	(14)	(2,480)	1,476
Issuance of warrants to purchase common stock	—	—	—	—	27,216	—	—	—	27,216
Exchange of SkyTerra LP unit options for SkyTerra options	—	—	—	—	19,333		—	—	19,333
Exercise of SkyTerra options	80,000	1	—	—	63	—	—	—	64
Equity-based compensation	1,085,000	11	—	—	11,886	—	—	—	11,897
Conversion of non-voting to voting common stock	12,655,915	126	(12,655,915)	(126)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(204,935)	(204,935)	(204,935)
Foreign currency translation adjustment	—	—	—	—	—	—	84	—	84	84
Balance, December 31, 2008	48,822,787	$488	59,958,499	$600	$1,014,981	—	$(1,785)	$(542,931)	$471,353
Total, year ended December 31, 2008										$(204,851)

See accompanying notes.

SkyTerra Communications, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31
	2008	2007	2006
Operating activities
Net loss	$(204,935)	$(123,556)	$(57,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,688	29,129	11,701
Amortization of debt issuance costs and debt discount	13,684	38,749	43,680
Equity-based compensation	11,365	8,134	10,444
Non-cash interest paid in-kind on Senior Unsecured Notes	24,208	—	—
Amortization of discount on investments	(1,110)	(6,510)	(3,609)
Deferred income taxes	395	(1,650)	944
Minority interest in loss of subsidiary	(572)	(3,961)	(7,704)
Impairment of investment in TerreStar Networks	70,730	34,520	—
Impairment of goodwill	10,389	—	—
Impairment of investment securities	1,600	—	—
Extraordinary gain on acquisition of minority interest	(3,006)	—	—
Loss on forfeiture of performance bond	—	—	2,250
Changes in operating assets and liabilities:
Accounts receivable	(969)	40	(1,243)
Management fee due from TerreStar Networks	—	10	642
Inventory	473	668	(2,489)
Other assets	(7,623)	(374)	(1,218)
Accounts payable, accrued expenses and other liabilities	5,631	3,352	(3,483)
Deferred revenue	(268)	(1,915)	(1,467)
Net cash used in operating activities	(47,320)	(23,364)	(8,652)
Investing activities
Purchase of property and equipment	(177,101)	(240,494)	(99,063)
Restricted cash	(69)	1,509	1,638
Purchase of investments	(215,879)	(274,810)	(471,528)
Maturity of investments	266,494	431,181	279,790
Cash received in 2006 SkyTerra LP Exchange Transaction	—	—	10,310
Cash received in BCE Exchange Transaction for assumed tax liabilities	—	37,000	—
Payments for assumed tax liabilities of entity acquired in BCE Exchange Transaction	(37,000)	—	—
Investment in TerreStar Global	—	—	(653)
Net cash used in investing activities	(163,555)	(45,614)	(279,506)
Financing activities
Proceeds from issuance of Senior Secured Notes	—	—	423,052
Proceeds from issuance of 16.5% Senior Unsecured Notes and warrants (related party)	150,000	—	—
Proceeds from issuance of notes payable	—	1,058	—
Principal payments on notes payable	(910)	(247)	(225)
Proceeds from exercise of SkyTerra stock options	64	588	259
Proceeds from exercise of SkyTerra LP unit options	—	535	454
Net cash provided by financing activities	149,154	1,934	423,540
Effect of exchange rates on cash and cash equivalents	(463)	(68)	(290)
Net (decrease) increase in cash and cash equivalents	(62,184)	(67,112)	135,092
Cash and cash equivalents, beginning of period	127,905	195,017	59,925
Cash and cash equivalents, end of period	$65,721	$127,905	$195,017
Supplemental information
Cash paid for interest	$3,678	$302	$54
Cash paid for income taxes	$1,027	$602	$—
Cash paid for income taxes related to Hughes distribution or Exchange transactions	$37,000	$518	$6,131
Non-cash financing information
Non-cash investing and financing activities (vendor financing)	$10,175	$50,765	$—

See accompanying notes.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2008

1. Organization and Business

On December 8, 2008 the names of all SkyTerra subsidiaries that used “Mobile Satellite Ventures” in any part of their name were changed to replace the “Mobile Satellite Ventures” portion of the name with “SkyTerra,” including those listed in the table below which indicates the previous and current name of each subsidiary:

Former Name:	New Name:
Mobile Satellite Ventures GP Inc.	SkyTerra GP Inc.
Mobile Satellite Ventures LP	SkyTerra LP
Mobile Satellite Ventures (Canada) Inc.	SkyTerra (Canada) Inc.
Mobile Satellite Ventures Holdings (Canada) Inc.	SkyTerra Holdings (Canada) Inc.
MSV Finance Co.	SkyTerra Finance Co.

All SkyTerra Communications, Inc. (SkyTerra or the Company) operating and development activity is performed through its wholly owned consolidated subsidiary SkyTerra LP. SkyTerra LP is licensed by the United States government and SkyTerra (Canada) Inc. (SkyTerra Canada), a consolidated variable interest entity of SkyTerra LP, is licensed by the Canadian government to operate in the L-band spectrum that the Company has coordinated for its use. The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. The Company plans to launch two new satellites, SkyTerra-1 and SkyTerra-2 (formerly MSV-1 and MSV-2), that will serve as the core of its next generation network. The Company is working closely with Boeing, the satellite manufacturer of both SkyTerra-1 and SkyTerra-2, to carefully track, monitor and support the progress of the satellite construction program.  Based on Boeing’s most recent estimates, SkyTerra-1 will be available for launch in very late 2009.  To insure the availability of a launch window for SkyTerra-1, and accounting for the possibility of potential future construction or other delays that have occurred on other complex spacecraft, SkyTerra has selected a launch window that provides scheduled launch assurance in case the manufacturer’s construction schedule is delayed.

Specifically, SkyTerra has contracted for a launch window for SkyTerra-1 that opens in March of 2010 and continues through May 2010.  This date was selected carefully, to account for the possibility of future manufacturer construction delays as mentioned above.  If SkyTerra-1 construction does not deviate from its current schedule, SkyTerra may seek an earlier launch date from the launch service provider, including late 2009.  While there can be no guarantee of the availability of such earlier launch time, SkyTerra believes the launch service provider will work in good faith to accommodate an earlier launch.

The launch of SkyTerra-2 is currently expected to occur in the fourth quarter of 2010 or the first quarter of 2011 and, similar to SkyTerra-1, within all regulatory milestones.

The Company also operates an existing satellite based network, and offers a range of currently available mobile satellite services that support the delivery of data, voice, fax and dispatch radio services.

The Company’s operations are subject to significant risks and uncertainties including technological, competitive, financial, operational, and regulatory risks associated with the wireless communications business. The Company will also require substantial additional capital resources to construct its next generation integrated network.

The Company’s current operating assumptions and projections reflect management’s best estimate of future revenue, operating expenses, and capital commitments, and indicate that the Company’s current sources of liquidity, including the Harbinger committed financing discussed below, should be sufficient to fund operations through the third quarter of 2010. The Company’s ability to meet its projections, however, is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate. Additional funds will be needed to complete the construction of the next generation integrated network and fund operations beginning in the fourth quarter of 2010. Although the Company secured committed financing in July 2008, pursuant to an agreement with Harbinger, Harbinger may not be required to fund the committed financing under certain circumstances, including upon the occurrence of an event that could be deemed a material adverse change.

Pursuant to the terms of the agreement with Harbinger, as amended, the Company has committed funding of $500 million through the sale of four tranches of 18% Senior Unsecured Notes. On January 7, 2009 the Company issued the first of four issuances of the 18% Senior Unsecured Notes in an aggregate principal amount of $150 million. The remaining $350 million of 18% Senior Unsecured Notes are scheduled to be issued in three tranches of $175 million, $75 million and $100 million on April 1, 2009, July 1, 2009, and January 4, 2010, respectively.

The remaining cost of carrying out the Company’s business plan will be significant, and is significantly more than the Company’s currently available and committed resources. If the Company fails to obtain necessary financing on a timely basis, its satellite construction, launch, or other events necessary to conduct the Company’s business could be materially delayed, or its costs could materially increase; the Company could default on its commitments to its satellite construction or launch contractors, creditors or other third parties, leading to termination of construction or inability to launch the Company’s satellites; the Company may not be able to complete its next generation integrated network as planned and may have to discontinue operations or seek a purchaser for its satellite business or assets. SkyTerra LP could lose its FCC or Industry Canada licenses or its international rights if it fails to achieve required performance milestones. The Company may not be able to continue as a going concern beyond 2010 if it fails to obtain necessary financing on a timely basis.

The U.S. and worldwide financial markets have recently experienced unprecedented volatility, particularly in the financial services sector. No assurance can be given that Harbinger will satisfy its funding commitments to the Company in a timely manner, or at all. If Harbinger does not satisfy its funding commitments, the Company may pursue other means to extend its liquidity and raise capital. Those alternatives may include the sale of the investment in TerreStar Networks Inc. (TerreStar Networks), a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, the renegotiation of vendor payment schedules to defer payments into the future, the postponement of certain discretionary spending, or some combination of these actions. The Company may be unable to find alternative financing sources, particularly in light of the current turmoil in the U.S. and worldwide financial markets.

In July 2008, the Company, SkyTerra LP and SkyTerra Subsidiary LLC entered into a Master Contribution and Support Agreement (the “Master Agreement”) and certain other agreements with Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund L.P., and Harbinger Capital Partners Fund I, L.P. (together “Harbinger”). The Master Agreement provides for the possible combination of SkyTerra and Inmarsat, subject to the receipt of required regulatory and antitrust clearances.

The terms of the Company’s current and expected future indebtedness include significant limitations on additional debt, including amount, terms, access to security, duration, among other factors, and impose limitations on the structure of strategic transactions. In addition, the Master Agreement as amended includes significant limitations on the issuance by the Company of additional debt and equity securities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and include the accounts of the Company, SkyTerra LP, all wholly owned subsidiaries of the Company and SkyTerra LP, and all variable interest entities for which the Company or SkyTerra LP is the primary beneficiary. The results for the Company include the results of SkyTerra LP for all years presented and SkyTerra for the period beginning on September 25, 2006 (the closing date of the 2006 SkyTerra LP Exchange Transactions). The Company accounts for its investments in affiliates in which it owns less than 20% of the voting stock and does not possess significant influence over the operations of the investee under the cost method of accounting. All intercompany accounts are eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to equity-based compensation, the valuation of the investment in TerreStar Networks, valuation of intangible assets, the useful lives of long-lived assets, and judgments involved in evaluating asset impairments, among others, have a material impact on the financial statements. The Company bases estimates on historical experience and various other assumptions the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

Cash and Cash Equivalents

Cash equivalents include money market funds, commercial paper and demand deposit accounts. The Company generally considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash of $0.9 million as of December 31, 2008 and 2007, relates to performance bonds held by regulatory governmental agencies and relate to the Company’s obligations to perform under certain regulatory requirements. These amounts are included in other assets in the accompanying consolidated balance sheets.

Fair Value Measurements and Investments

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), effective January 1, 2008. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

In February 2008, the FASB released FASB Staff Position, (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. Accordingly, the Company has not applied the provisions of SFAS No. 157 to non-financial assets and non-financial liabilities.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP No. 157-3). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The provisions of FSP No. 157-3 were effective upon issuance and for financial statements not yet reported. The adoption of FSP No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

The Company’s investments include commercial paper, certificates of deposit, municipal bonds and securities issued by government agencies or guaranteed by government agencies. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method. The classification of investments is determined at the time of purchase and re-evaluated at each balance sheet date. The Company holds investments classified as “held-to-maturity” that are reported at amortized cost. The Company holds one investment classified as “available-for-sale” that is reported at fair value, with changes in fair value reported within equity as a component of other comprehensive income. The Company holds no investments that are classified as “trading securities”.

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

During the second half of 2008 the credit markets came under severe pressure from a confluence of events including the collapse of the sub-prime debt market, deterioration in the credit default swap market, and the near-standstill of the commercial paper market. As a result of these market conditions, the Company made adjustments to its cash and investment position in an effort to reduce exposure to principal loss. Specifically, several securities previously classified as “held-to-maturity” were sold resulting in insignificant realized gains or losses on those securities during 2008.

During 2008, the Company evaluated the fair value of its holdings using relevant and available indicators in order to determine if any of the Company’s investments were other-than-temporarily impaired. As result of the Company’s analysis it was determined that one commercial paper investment had become other-than-temporarily impaired in the amount of $1.6 million and was written down to its estimated fair value, with the impairment charge included in other expense in the 2008 statement of operations. This investment had previously been a Level 1 investment, but as a result of the bankruptcy of the investee, trading become sporadic, and as the market for this security deteriorated the Company considered the investment to be Level 3. The Company continues to classify the investment at Level 3 at December 31, 2008. There was no further impairment or change in fair value subsequent to the investment being transferred to Level 3.

The Company’s fair value measurements at December 31, 2008 were as follows (in thousands):

	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses)
Assets:
Cash equivalents	$46,659	$46,659	$—	$—	$—
Available-for-sale investments	400	—	—	400	(1,600)
Foreign currency contracts	(112)	(112)	—	—	(112)
	$46,947	$46,547	$—	$400	$(1,712)

The proceeds from sales of available-for sale-securities were zero for the years ended December 31, 2008, and 2007, respectively. There are no net unrealized holding gains or losses on available-for-sale securities at December 31, 2008, and no amounts were reclassified out of accumulated other comprehensive income into earnings for the period. The Company’s available-for-sale security has matured, and the Company is attempting to collect on its investment through sale, or though bankruptcy proceedings of the investee to the extent the return may exceed its potential sale price.

The Company purchased $215.9 million of investments during 2008. During 2008, $252.6 million of investments matured and $13.9 million were sold prior to maturity. The weighted average maturities of the Company’s held-to-maturity investments is 1.85 months at December 31, 2008. The Company purchased $274.8 million of investments during 2007. During 2007, $431.2 million of investments matured and $0 were sold prior to maturity.

The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximates their fair value due to the short-term maturity of these instruments. Given there is limited active trading in the Company’s debt securities, the estimated bid-side broker quote (as provided by third party sources) of the Company’s Senior Secured Discount Notes was obtained and was also used as the basis to estimate the fair value of the Company’s 16.5% Senior Unsecured Notes, resulting in an aggregate $229.6 million fair value at December 31, 2008. The estimated fair value of the Company’s notes payable is $60.9 million at December 31, 2008.

Investments in TerreStar Networks

The Company owns 11.1% of TerreStar Networks (a consolidated privately-held subsidiary of TerreStar Corporation) that it accounts for under the cost method. Prior to September 12, 2008, TerreStar Corporation owned 29,926,074 million shares of the Company.

The Company evaluates impairment of such investments in accordance with FSP FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Accordingly, the Company considers both triggering events and tangible evidence that investments are recoverable within a reasonable period of time, as well as its intent and ability to hold investments that may have become temporarily or otherwise impaired.

On September 12, 2008, the Company entered into a Transfer and Exchange Agreement with TerreStar Corporation. Pursuant to the agreement, transferees (but not the Company itself) will have the right until May 15, 2014 to exchange shares of TerreStar Networks for shares of TerreStar Corporation common stock at an exchange ratio of 4.37 shares of TerreStar Corporation common stock per TerreStar Networks share. The Agreement also provides for SkyTerra’s waiver of TerreStar Corporation’s obligation in the Exchange Agreement among SkyTerra, TerreStar and Motient Ventures Holding Inc., dated May 6, 2006, to use its commercially reasonable efforts to distribute 29,926,074 shares of non-voting common stock of SkyTerra (the “SkyTerra Shares”) to TerreStar Corporation’s stockholders. Throughout 2008, the observable quoted market price of TerreStar Corporation common stock continually decreased. The decline in TerreStar Corporation’s stock price indicated there may have been a decline in the fair value of the Company’s investment in TerreStar Networks.

Upon the adoption of SFAS No. 157, effective January 1, 2008, the Company evaluated the various methods under which it had previously estimated the fair value of its investment in TerreStar Networks. Based on this assessment, the Company determined that its market based valuation approach (Market Method) that utilized observable quoted market inputs (Level 1 inputs) and observable other than quoted market inputs (Level 2 inputs), was at a higher level of the fair value hierarchy than other methods it had previously utilized. Accordingly, the Company used the Market Method to perform its assessment of impairment of the investment in TerreStar Networks at March 31, 2008, and June 30, 2008.

To perform its assessment of impairment as of September 30, 2008 and December 31, 2008, the Company updated its approach in light of the Transfer and Exchange Agreement with TerreStar Corporation and the exchange ratio agreed upon that would allow exchange of TerreStar Networks shares for TerreStar Corporation shares that are publicly traded (Exchange Method). The Company now uses that exchange ratio and the quoted market price of TerreStar Corporation common stock to determine the fair value of the TerreStar Networks shares. The Company believes that the previously used Market Method is a lower level in the fair value hierarchy due to the Exchange Method’s direct, rather than indirect, link to the publicly traded securities of TerreStar Corporation. The privately held investment in TerreStar Networks, in certain circumstances, may be worth more than its “as-if-exchanged” value.

At December 31, 2008, the investment in TerreStar Networks valued under the Exchange Method described above was $7.4 million. As a result, the Company determined that the TerreStar Networks investment is other-than-temporarily impaired. The investment was written down to estimated fair value, resulting in total impairment charges of $70.7 million for the year ended December 31, 2008.

Inventory

Inventory consists of finished communication devices that are stated at the lower of cost or market, using the average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes, and records a charge to current-period income when such factors indicate that a reduction in net realizable value has occurred.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Property and equipment acquired in business combinations are recorded at their estimated fair value on the date of acquisition. Internally developed software costs, generally incurred as a component of the next generation network, are capitalized. Such costs include external direct material and service costs, employee payroll and payroll-related costs. Internally developed software is amortized using the straight-line method over the estimated useful life of the software.

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

Long-Lived Assets

The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an asset is impaired, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset. The Company has made significant investments in certain technology related to its next generation network, including development of a satellite air interface. If the Company were to utilize different technologies then those on which it has begun development work, it may realize significant impairment charges in the future.

Based on a deterioration in the economic environment and the goodwill impairment, the Company evaluated its next generation long-lived assets to assess recoverability as of December 31, 2008. The Company’s long-lived assets consist mainly of components of the Company’s planned next generation network. As such, to evaluate impairment, the Company compared the net undiscounted cash flows estimated to be generated by the next generation network to the recorded value of the assets. The net undiscounted cash flows estimated to be generated exceeded the recorded value of the assets, resulting in no impairment as of December 31, 2008. The Company’s estimates of net undiscounted cash flows estimated were based upon historical results, projections of market and service growth, customer surveys, and market size estimates provided by industry experts.

Goodwill

Goodwill is not amortized, but rather is assessed for impairment at least annually. Goodwill impairment is determined using a two step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all the assets and liabilities, including any previously unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The Company performs its annual impairment assessment on November 30, however, the Company could be required to evaluate the recoverability of goodwill prior to the required annual assessment if the Company experiences indications of impairment. The Company has three reporting units, Current Generation, Next Generation and SkyTerra Corporate. As of the evaluation date, the Company carried goodwill of $10.4 million and $0.1 million at the Next Generation and Current Generation reporting units, respectively, as a result of SkyTerra LP’s acquisition of satellite businesses in previous years. The SkyTerra Corporate reporting unit has no goodwill.

The Company estimated the fair value of its reporting units using discounted cash flow analyses. The cash flow estimates required various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on the Company’s budgets, business plans, and economic projections.

The Current Generation reporting unit is a steady, long-term business that faces technological obsolescence and the retirement of its operating assets towards the end of 2010, when it plans to cease operations. To forecast cash flows of the Current Generation Reporting unit, the Company assumed operating margins in the next two years of network life consistent with or at lower levels then realized in the most current year due to expected customer defections as the current generation network approaches technological obsolescence and retirement. The Next Generation reporting unit has several different viable business plans that the Company is currently evaluating, including a plan that includes mobile satellite services only (and related costs), and a plan that includes both mobile satellite and ancillary terrestrial component services (and related costs). For purposes of its goodwill impairment analysis, the Company utilized the business plan that includes mobile satellite services only. Within the mobile satellite services only business plan the Company assumed operating margins applicable to a significantly broader range of services that will be available on the next generation network.

The Company compared the combined fair values of its reporting units with its market capitalization, adjusted for a control premium as demonstrated by large transactions in the Company’s stock. The Company’s estimated market value based on its average closing stock price over a relatively short period of time, plus control premium, approximated, the combined fair values of its reporting units determined through the discounted cash flow analysis.

The Company compared the estimated fair values of its reporting units with their carrying amounts, including goodwill. The estimated fair value the Current Generation reporting unit exceeded its carrying amounts that include goodwill of $0.1 million. As such, no goodwill impairment loss was recognized related to the Current Generation reporting unit. The estimated fair value the Next Generation reporting unit did not exceed its carrying amounts that include goodwill of $10.4 million. The fair value of the identifiable net assets of the Next Generation reporting unit, determined as if the reporting unit had been acquired in a business combination, when compared to the fair value of the reporting unit resulted in a determination that the implied fair value of goodwill was zero. As the $10.4 million carrying amount of Next Generation reporting unit goodwill exceeds the implied fair value of that goodwill (zero), an impairment loss was recognized in an amount equal to the full amount of goodwill carried in this reporting unit. Accordingly, at December 31, 2008 the remaining goodwill of $0.1 million relates to the Current Generation reporting unit.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company’s investments are predominantly government agency and government agency guaranteed securities at December 31, 2008. The Company maintained cash balances at financial institutions that exceeded federally insured limits as of December 31, 2008. The Company maintains its cash and cash equivalents at high-credit-quality institutions, and as a result, the Company believes that credit risk related to its cash is not significant.

The Company generally grants credit to customers on an unsecured basis. The Company performs ongoing evaluations regarding collection of amounts owed to it. The Company records an allowance for doubtful accounts equal to the amount estimated to be uncollectible.

The Company’s significant customers, as measured by percentage of total revenues, were as follows:

	December 31
	2008	2007	2006
Customer A	12%	*	*
Customer B	*	*	11%

 The Company’s significant customers, as measured by percentage of total accounts receivable, were as follows:

	December 31
	2008	2007
Customer A	12%	*
Customer C	14%	14%
Customer D	*	10%

* Customer did not represent more than 10% for the period presented.

Revenue Recognition

The Company recognizes revenue from products and services in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104 Revenue Recognition. Consistent with the requirements of SAB No.’s 101 and 104, revenue is recognized when: a) persuasive evidence of arrangement exists, b) delivery has occurred, c) the seller’s price to the buyer is fixed, and d) collectibility is reasonably assured.

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

Capitalized Interest

Interest associated with the construction of the Company’s next generation satellites, launch rockets, and ground stations has been capitalized. Total and capitalized interest is as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Capitalized interest	$72,894	$32,543	$4,548
Interest expense	40,242	39,093	43,740
Total interest	$113,136	$71,636	$48,288

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are recorded against deferred tax assets when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of existing deferred tax liabilities, projected future taxable income and tax planning strategies in evaluating whether it is more likely than not that deferred tax assets will be realized.

The Company conducts business in the U.S. and Canada and is subject to tax in those jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal, state, local and foreign tax authorities.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the income tax provision. For the year ended December 31, 2008, there have been no interest and penalties recorded as a component of the Company’s income tax provision.

Equity-Based Compensation

SkyTerra LP accounts for employee equity based compensation under SFAS No. 123(R), Share Based Payment. Share-based payment transactions are recognized when the Company receives goods or services in exchange for share-based payments. The costs associated with the goods or services received in the share-based payment transaction are recognized as the goods or services received are consumed or disposed of. Fair value is an integral concept in the accounting model applicable to instruments awarded in share-based payment transactions. Measurement of share-based payment transactions with employees are based on the estimated grant-date fair value of the equity instruments issued or the fair value of the liability incurred, as appropriate. See Note 7.

Foreign Currency and International Operations

The Company has operations in Canada. The functional currency of the related subsidiary and consolidated variable interest entity is the Canadian dollar. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period and revenue and costs are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations. Foreign exchange transaction losses were $365,000 for the year ended December 31, 2008 and gains were $303,000 and $30,000, for the years ended December 31, 2007, and 2006, respectively.

Derivatives

The Company recognizes derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected in earnings The Company does not apply hedge accounting for any derivatives in its portfolio.

The Company is exposed to the impact of fluctuations in the exchange rate of the Canadian dollar and the Euro. The Company limits this risk by the use of forward and option contracts. The Company does not use derivatives for trading or speculative purposes. As of December 31, 2008, and 2007, the Company had contracts in place for portions of its forecasted expenses and equipment purchases, payable in Canadian dollars or Euros, totaling $1.7 million and $1.8 million, respectively. These forward and option contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception.

The Company had unrealized losses of $112,000 and unrealized gains of $19,000 related to these contracts as of December 31, 2008 and 2007, respectively, that are reflected in other income (expense) in the accompanying consolidated statements of operation.

Other Comprehensive Income

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are included in other comprehensive income (loss), but excluded from net income (loss). As of December 31, 2008 and 2007, accumulated other comprehensive loss consisted of foreign currency translation adjustments. There were no unrealized losses on available-for-sale securities as of December 31, 2008 or 2007.

Loss Per Common Share

Basic earnings per share is determined by dividing net loss attributable to common stockholders by the weighted average number of common shares and participating securities outstanding during the period. Participating securities are included in the basic earnings per share calculation when dilutive. Diluted earnings per share is determined by dividing the net loss attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding stock options and warrants are computed using the treasury stock method.

The Company’s restricted stock grants have been excluded from basic loss per common share until the shares vest. For the years ended December 31, 2008, 2007 and 2006, options, warrants, and unvested restricted stock aggregating 27,761,971, 5,145,821 and 4,341,035 shares, respectively, were excluded from the computation of diluted net loss per common share as the effect would have been anti-dilutive.  The Company also excluded the shares issuable to TerreStar Corporation in exchange for TerreStar Corporation’s interest in SkyTerra LP from the computation of diluted loss per common share in 2007 and 2006, as the effect would have been anti-dilutive.

Variable Interest Entities

The Company consolidates all variable interest entities in which it is the primary beneficiary. SkyTerra LP holds a 20% direct interest, and a 26.4% indirect interest in SkyTerra Canada. SkyTerra Canada is licensed by the Canadian government to operate in the L-band using spectrum that it has coordinated for its use. SkyTerra LP is obligated, by contract, to fund 100% of the cash needs of SkyTerra Canada. SkyTerra Canada holds a significant portion of the spectrum assets in use by the Company, and is obligated, by contract, to provide access to that spectrum to SkyTerra LP through services and capacity agreements. These agreements may terminate only upon written agreement between both SkyTerra LP and SkyTerra Canada, or upon one party becoming the beneficial owner of all of the shares of SkyTerra Canada. Based upon its funding obligations and its contractual rights to both the satellite capacity and satellite assets of SkyTerra Canada, SkyTerra LP determined that it is the primary beneficiary of SkyTerra Canada and consolidates SkyTerra Canada into its results. As a minority equity holder, the Company does not have the ability to make unilateral decisions regarding the operations of SkyTerra Canada.

SkyTerra Canada is subject to foreign ownership restrictions imposed by the Telecommunications Act (Canada) and the Radiocommunication Act (Canada) and regulations made pursuant to these Acts. Although the Company believes that SkyTerra Canada is in compliance with the relevant legislation, there can be no assurance that a future determination by Industry Canada or the Canadian Radio-television and Telecommunications Commission, or events beyond its control, will not result in SkyTerra Canada ceasing to comply with the relevant legislation. If such a development were to occur, the ability of SkyTerra Canada to operate as a Canadian carrier under the Telecommunications Act (Canada) or to maintain, renew or secure its Industry Canada authorizations could be jeopardized. In such a case, the Company’s business could be materially adversely affected through the loss of access and use to a significant amount of spectrum currently available to it. The Company’s exposure to loss as a result of its involvement with SkyTerra Canada may also be impacted by variances in the mobile satellite services and telecommunications business cycle.

The Company provided financial support to SkyTerra Canada to fund its operations in the amount of $2.0 million and $3.3 million, for the years ended December 31, 2008, and 2007, respectively, in the form of cash payments and services provided for which the Company has not yet collected cash payments. The Company did not provide financial or other support during the years ended December 31, 2008 and 2007 that it was not contractually obligated to provide. Creditors of SkyTerra Canada have no recourse to the assets or general credit of SkyTerra LP or the Company.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 amends SFAS No. 133 by improving financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is in the process of evaluating the impact, if any, that SFAS No. 161 will have on disclosures in its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, as defined.  If an instrument, or an embedded feature, is not considered indexed to the issuer’s stock under EITF 07-5, that instrument is not eligible for equity classification and would be classified as an asset or liability and re-measured at fair value through earnings.  The Company will be required to adopt EITF 07-5 on January 1, 2009. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. The Company has outstanding warrants to purchase common stock that have been preliminarily evaluated as ineligible for equity classification under EITF 07-05 because of certain provisions that may result in an adjustment to the exercise price of the warrants. Accordingly, the adjustment feature may cause the warrant to fail to be indexed solely to the Company’s stock. The warrants would therefore be classified as liabilities and re-measured at fair value with changes in the fair value recognized in operating results. The Company has not completed its analysis of these instruments nor determined the effects of pending adoption, if any, on its financial statements.

Reclassifications

Certain prior year amounts previously presented as “service and related revenues” have been reclassified to “other revenue” to conform to the current year presentation.

3. Acquisitions

SkyTerra LP Exchange Transactions

On September 25, 2006, the Company issued 39.6 million shares of its voting and non-voting common stock to TerreStar Corporation and other partners in SkyTerra LP in exchange for limited partnership interests in SkyTerra LP (the “2006 SkyTerra LP Exchange Transactions”), resulting in SkyTerra owning 59% of SkyTerra LP as of the closing. Pursuant to the terms of these transactions, TerreStar Corporation agreed to use commercially reasonable efforts to distribute the 25.5 million shares of the Company’s common stock that it received to its common stockholders. Prior to any such distribution these shares were non-voting.

TerreStar Corporation also was given the right to exchange, until September 25, 2011, its remaining ownership interest in SkyTerra LP for 18.9 million shares of SkyTerra non-voting common stock, which was exchangeable for a like number of shares of SkyTerra voting common stock upon the disposition of any such shares by TerreStar Corporation. Following a change of control of SkyTerra, as defined in the agreement with TerreStar Corporation, SkyTerra had the right to require TerreStar Corporation to complete the exchange of its remaining SkyTerra LP interest. If TerreStar Corporation had not exchanged its remaining SkyTerra LP interests by September 25, 2011 and a change of control of SkyTerra had not subsequently occurred with SkyTerra exercising its right, such remaining interest would have been exchanged for shares of non-voting common stock of SkyTerra at an exchange ratio reflecting the fair market value of such interest and SkyTerra’s common stock on May 6, 2021.

Notwithstanding the possible earlier exchange of TerreStar Corporation’s remaining SkyTerra LP interest by TerreStar Corporation or SkyTerra, as an exchange would have occurred on May 6, 2021 at an exchange ratio determined by the then current respective fair values of the investment of the SkyTerra LP interest and SkyTerra common stock, the Company recorded TerreStar Corporation’s remaining minority interest in SkyTerra LP at fair value at the end of each reporting period. Accordingly, the Company recorded the fair value of the minority interest of $280.3 million on September 25, 2006, and adjusted the minority interest to its fair value as of each subsequent reporting period. Changes in the fair value of the SkyTerra LP interest held by TerreStar Corporation were recorded in minority interest, but had no impact on the Company’s results of operations or cash flows. On each date an exchange occurred, the Company eliminated any previous adjustments to minority interest and stockholders’ equity and accounted for the exchange as an acquisition of minority interests in SkyTerra LP under the purchase method of accounting.

Notwithstanding the legal form of the transactions, the 2006 SkyTerra LP Exchange Transactions were accounted for as a reverse acquisition, with SkyTerra LP being treated as the accounting acquirer of SkyTerra. Accordingly, the historical financial statements of the Company prior to September 25, 2006 are the historical financial statements of SkyTerra LP. The consolidated financial statements of SkyTerra LP were retroactively adjusted to reflect the recapitalization of SkyTerra LP with the 39.6 million shares of SkyTerra common stock issued to SkyTerra LP equity holders in the 2006 SkyTerra LP Exchange Transactions.

The reverse acquisition resulting from 2006 SkyTerra LP Exchange Transactions was accounted for under the purchase method of accounting under SFAS No. 141, Business Combinations (SFAS No. 141). The purchase price was determined based on the fair value of the equity instruments of SkyTerra outstanding as of September 25, 2006. More specifically, the purchase price in the MSV Exchange Transaction was $398.4 million, which consists of (i) the $381.5 million attributed to the 24.6 million shares of the Company’s common stock outstanding as of September 25, 2006, (ii) the $10.4 million attributed to outstanding options to purchase shares of the Company’s common stock exercisable as of September 25, 2006 and (iii) the $6.5 million estimated fair value attributed to the Company’s Series 1-A and Series 2-A warrants outstanding as of September 25, 2006. The fair value of the outstanding stock options and warrants were estimated using the Black-Scholes option pricing model.

The Series 1-A and Series 2-A warrants are exercisable at any time and expire on June 4, 2009. As of December 31, 2008, the Series 1-A warrants are exercisable for 681,838 shares of the SkyTerra’s common stock at an exercise price of $19.52 per share. As of December 31, 2008, the Series 2-A warrants are exercisable for 2,698,942 shares of SkyTerra’s common stock at an exercise price of $24.52 per share.

             The $398.4 million purchase price was allocated to the acquired assets and liabilities based on their estimated fair value. The excess of the fair value of the net assets acquired over the purchase price has been reflected as a reduction of fair value, on a pro rata basis, of the investment in each of SkyTerra LP and TerreStar Networks. The following table presents the purchase price allocation (in thousands):

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

On January 5, 2007, the Company acquired all of the equity interests in SkyTerra LP owned by BCE Inc. (BCE) through the purchase of a BCE wholly-owned subsidiary, TMI Communications Delaware Limited Partnership (TMI Delaware). The Company issued 22.5 million shares of non-voting common stock in exchange for limited partnership interests in SkyTerra LP (the “BCE Exchange Transaction”). These shares of non-voting common stock are exchangeable for a like number of shares of voting common stock upon a sale by BCE in the open market or to a person who will not beneficially own 10% or more of the Company’s voting common stock. In addition, the Company issued 176,250 shares of common stock to Winchester Development LLC, a company beneficially owned by a former director of SkyTerra LP. Such shares were issued in exchange for $0.4 million in cash and limited partnership interests of SkyTerra LP. This transaction, together with the BCE Exchange Transaction, resulted in the Company owning 81% of SkyTerra LP.

On February 12, 2007, the Company issued 14.4 million shares of common stock to TerreStar Corporation as a result of TerreStar Corporation exercising its option to exchange a portion of its remaining limited partnership interests in SkyTerra LP. As a result, the Company’s ownership of SkyTerra LP increased to 95%. On November 30, 2007, the Company issued 4.4 million shares of common stock to TerreStar Corporation as a result of TerreStar Corporation exercising its option to exchange the remaining limited partnership interests in SkyTerra owned by it. As a result, the Company’s ownership of SkyTerra LP increased to 99.3%.

The January 5, 2007, February 12, 2007 and November 30, 2007 transactions were accounted for under the purchase method of accounting. Valuations of securities issued were determined in accordance with Emerging Issues Task Force (EITF) 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination (EITF 99-12), based on the date when agreement as to terms had been reached and the transaction announced, or, in the case of the TerreStar Corporation transactions, the dates of exercise of its exchange option. The purchase prices were allocated to the acquired assets and liabilities based on their estimated fair values.

The allocation of the $493.7 million combined purchase price in the January 5, 2007, February 12, 2007, and November 30, 2007 acquisitions of additional SkyTerra LP equity interests ($319.1 million, $153.3 million, and $21.3 million, respectively) was as follows (in thousands):

Property and equipment	$(14,170)
Intangible assets	504,477
Other assets	(4,311)
Senior secured discount notes	191
Deferred revenue	7,496
$493,683

On December 10, 2008, the Company issued 736,209  shares of voting common stock to the remaining minority limited partners and acquired all of the remaining limited partnership interests in SkyTerra LP it did not already own. As a result, the Company’s ownership of SkyTerra LP increased to 100%. This transaction was accounted for under the purchase method of accounting. The valuation of securities issued was determined in accordance with EITF 99-12 based on the date when agreement as to terms had been reached and the transaction announced. Based on this valuation the purchase price was determined to be $1.5 million.  The fair value of the interest in the net assets acquired exceeded the fair value of the consideration resulting in "negative goodwill."  In accordance with SFAS No. 141, such negative goodwill was allocated on a pro rata basis to the interest in the long-lived assets acquired such that there was no net adjustment to the carrying amount of the long-lived assets.  After allocation of the negative goodwill against the fair value basis of the qualifying assets acquired, the remaining excess was recognized as an extraordinary gain.  As a result the purchase price was allocated as follows:

	Fair Value	Allocation of Negative Goodwill	Purchase Price Allocation
Long-lived and other assets	$17,733	$(17,733)	$—
Long-term liabilities	4,482	—	4,482
Extraordinary gain	—	(3,006)	(3,006)
Fair value of net assets acquired	$22,215	$(20,739)	$1,476

Pro forma financial information:

The following unaudited pro forma information is presented as if the Company had completed all the above transactions as of January 1, 2007. The pro forma information is not necessarily indicative of what the results of operations would have been had the transactions taken place at such date or of the future results of operations (in thousands except per share information):

	December 31
	2008		2007
Pro forma revenues, unaudited	$34,485		$34,083
Pro forma net loss, unaudited	(206,793	)(a)	(130,456	)(b)
Pro forma net loss per share – basic and diluted, unaudited	$(1.94	)(a)	$(1.22	)(b)

(a)       The pro forma net loss and pro forma loss per share include $70.7 million related to the write-down of investment in TerreStar Networks (see Note 2), $10.4 million goodwill impairment (see Note 2), and $3.0 extraordinary gain on acquisition of minority interest (see Note 3).

(b) The pro forma net loss and pro forma loss per share include $34.6 million related to the write-down of the investment in TerreStar Networks.

4. Intangible Assets

Identifiable intangible assets arising from acquisitions accounted for under the purchase method of accounting consisted of the following (in thousands):

	As of December 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Spectrum rights and next generation intellectual property	$604,891	$(83,899)	$520,992	$590,433	$(54,652)	$535,781
Customer contracts	21,672	(19,102)	2,570	22,222	(18,946)	3,276
	$626,563	$(103,001)	$523,562	$612,655	$(73,598)	$539,057

The Company amortizes its intangible spectrum assets over a period of 20 years (generally through 2026), the estimated period of time through which the Company’s current and under development networks are expected to be operational. Customer contracts are amortized over a period ranging from 4.5 to 7 years. The life of certain of the next generation intellectual property was increased from 15 to 20 years in January 2007, due to a re-evaluation of the useful life, which decreased amortization expense by $2.8 million and $2.7 million for the years ended December 31, 2008 and 2007, respectively, and decreased net loss per share by $0.03 and $0.03, respectively. The weighted average remaining life of the Company’s spectrum rights and next generation intellectual property was 17.7 years at December 31, 2008. The weighted average remaining life of the Company’s customer contracts was 5.4 years at December 31, 2008.

During the years ended December 31, 2008, 2007, and 2006, amortization expense was $29.8 million, $27.9 million, and $9.5 million, respectively.

Future amortization of intangible assets is as follows as of December 31, 2008 (in thousands):

2009	$30,133
2010	30,133
2011	30,133
2012	30,133
2013	30,124
Thereafter	372,906
$523,562

5. Balance Sheet Details

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31
	2008	2007
Satellite system under construction	$680,932	$407,983
Satellite system in service	45,527	48,094
Office equipment and furniture, software, and leasehold improvements	7,214	6,086
	733,673	462,163
Accumulated depreciation	(45,313)	(45,111)
Property and equipment, net	$688,360	$417,052

During the years ended December 31, 2008, 2007, and 2006, depreciation expense was $2.9 million, $2.2 million, and $1.2 million, respectively. The satellite system under construction includes $110.0 million and $37.1 million of capitalized interest as of December 31, 2008 and 2007, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31
	2008	2007
Accrued expenses	8,436	5,160
Accrued taxes payable on behalf of BCE	1,836	36,818
Accrued compensation and benefits	6,734	5,741
Accrued interest	1,572	466
Other current liabilities	181	1,260
Total accounts payable and accrued expenses	$18,759	$49,445

6. Debt

Debt consists of the following (in thousands):

	December 31
	2008	2007
Senior secured discount notes, net	$629,759	$552,719
16.5% senior unsecured notes (related party), net	147,119	—
Notes payable - vendor	60,940	50,765
Note payable - other	372	1,282
	838,190	604,766
Less: Current portion	(372)	(15,745)
Total debt	$837,818	$589,021

Senior Secured Discount Notes

In March 2006, SkyTerra LP issued Senior Secured Discount Notes in an aggregate principal amount of $750 million due at maturity, generating gross proceeds of $436.2 million. Interest on the notes accretes from the issue date at a rate of 14% per annum, until they reach full principal amount at April 1, 2010. Beginning October 2010, interest will be payable semi-annually in arrears in cash at a rate of 14% per annum. The Senior Secured Discount Notes mature on April 1, 2013.

The Senior Secured Discount Notes are secured by substantially all of SkyTerra LP’s assets. Upon the occurrence of certain change of control events, each holder of Senior Secured Discount Notes may require the issuers to repurchase all or a portion of its Senior Secured Discount Notes at a price of 101% of the accreted value, plus, after April 1, 2010, accrued interest. In April 2008, the beneficial owners of a majority in aggregate principal amount at maturity of the Senior Secured Discount Notes irrevocably waived compliance with any and all provisions of the Senior Secured Discount Notes that would, but for such waivers, require SkyTerra LP to offer to repurchase or to repurchase any of the Senior Secured Discount Notes as the result of a change of control caused by the acquisition of beneficial ownership of voting or nonvoting common stock of SkyTerra by Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund L.P., Harbinger Capital Partners Fund I, L.P. (together Harbinger), or any of their affiliates. Such waivers do not apply to any change of control other than a change of control involving Harbinger or its affiliates.

The terms of the Senior Secured Discount Notes require SkyTerra LP to comply with certain covenants that restrict some of the Company’s corporate activities, including SkyTerra LP’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. SkyTerra LP may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided it maintains a leverage ratio (as defined) of not more than 6 to 1. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount

Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. SkyTerra LP was in compliance with the covenants of the Senior Secured Discount Notes as of December 31, 2008.

16.5% Senior Unsecured Notes

On January 7, 2008, Harbinger purchased $150 million of SkyTerra LP’s 16.5 % Senior Unsecured Notes and ten-year warrants to purchase 9.1 million shares of the Company’s common stock, with an exercise price of $10 per share. The 16.5% Senior Unsecured Notes bear interest at a rate of 16.5%, payable in cash or in-kind, at SkyTerra LP’s option, through December 15, 2011, and thereafter payable in cash. The 16.5 % Senior Unsecured Notes mature on May 1, 2013.

The Company accounted for the issuance of the warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, whereby the Company separately measured the fair value of the 16.5 % Senior Unsecured Notes and the warrants and allocated the total proceeds of $150 million on a pro-rata basis to each. The proceeds allocated to the warrants were credited to paid-in capital and the resulting discount on the 16.5% Senior Unsecured Notes is amortized using the effective interest rate method over the term. The fair value of the 16.5 % Senior Unsecured Notes of $127.5 million was estimated based on then-current yields of comparable securities. The fair value of the warrants of $28.3 million was estimated using the Black-Scholes option pricing model and the following assumptions: expected volatility of 58.4%, term of 10 years, risk free interest rate of 4.2%, and no dividend yield. Based on these fair value determinations, the allocation of the proceeds to the 16.5 % Senior Unsecured Notes and the warrants was $122.8 million and $27.2 million, respectively.

In June 2008 and December 2008, the Company made its scheduled interest payment “in-kind” on the 16.5% Senior Unsecured Notes through the issuance of $10.9 million and $13.3 million, respectively of additional 16.5% Senior Unsecured Notes, which are included in the balance of 16.5% Senior Unsecured Notes in the balance sheet as of December 31, 2008.

The Securities Purchase Agreement governing the 16.5% Senior Unsecured Notes grants to Harbinger the right of first negotiation to discuss the issuance of additional equity securities by the Company in private placement financing transactions. Should the Company and Harbinger not agree on the terms for such a transaction, Harbinger has the right to maintain their percentage ownership interest through pro rata purchases of shares of common stock in issuances to third parties, subject to a number of exceptions. The 16.5% Senior Unsecured Notes have subsidiary guarantees and covenants similar to those contained in the Senior Secured Discount Notes, with such modifications as appropriate to reflect the financial terms of the 16.5% Senior Unsecured Notes. The Securities Purchase Agreement also contains more restrictive covenants regarding mergers, consolidation and transfer of assets and restricted payments. The more restrictive covenants, the right of first negotiation and the pre-emptive rights, expire once Harbinger and their affiliates beneficially own less than 5% of the outstanding common stock of the Company or, if earlier, on December 31, 2011.

The terms of the 16.5% Senior Unsecured Notes require SkyTerra LP to comply with certain covenants that restrict some of SkyTerra LP’s corporate activities, including SkyTerra LP’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the 16.5% Senior Unsecured Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The 16.5% Senior Unsecured Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. SkyTerra LP was in compliance with the covenants of the 16.5% Senior Unsecured Notes as of December 31, 2008.

Notes Payable – Vendor

SkyTerra LP has financed$60.9 million of satellite vendor payments with secured vendor notes payable (Notes Payable - Vendor) that bear interest at LIBOR plus 400 basis points plus a 2% administrative fee. The Notes Payable - Vendor are secured by the satellites under construction.

On July 3, 2008, SkyTerra LP entered into an agreement with Boeing to amend its existing contract with respect to its satellite system procurement. The amendment provides SkyTerra LP with an additional $40 million of construction payment deferrals on the second satellite under the contract, with an interest rate of LIBOR plus 400 basis points. The original construction payment deferral was in the amount of $76 million. The amendment provides that the original deferrals and the additional deferrals associated with the construction payments will be due and payable upon the earlier of December 20, 2010 or ten days prior to shipment of the SkyTerra-2 satellite, currently planned for the second half of 2010. The interest rate on the Notes Payable – Vendor was 5.4% at December 31, 2008.

In exchange for the additional payment deferrals and extension of repayment date, SkyTerra issued Boeing warrants exercisable for 626,002 shares of SkyTerra voting common stock with an exercise price of $10 per share, subject to certain anti-dilution adjustments, with a term of 10 years, vesting on a proportional basis consistent with the drawdown against the additional deferral amounts. In addition, the delivery date for the SkyTerra-2 satellite was extended by four months, to July 11, 2010, which is within the regulatory license milestone requirements. Finally, SkyTerra LP agreed that in the event any liquidated damages would be owed to SkyTerra by Boeing for late delivery of either satellite system, $19 million of any such liquidated damages that would have been earned back by Boeing over a more extended period, would be accelerated and able to be earned back by Boeing over a period of two and one-half years. As additional payment deferrals are taken, warrants that vest at that time will be accounted for pursuant to APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

18% Senior Unsecured Notes

On July 24, 2008, SkyTerra, SkyTerra LP, and SkyTerra Finance Co. entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with affiliates of Harbinger, pursuant to which SkyTerra LP and SkyTerra Finance Co. agreed to issue Harbinger up to $500 million aggregate principal amount of 18% Senior Unsecured Notes due July 1, 2013 (the “18% Senior Unsecured Notes”) in four tranches. As amended, the Securities Purchase Agreement provides that the 18% Senior Unsecured Notes bear interest at a rate of 18% per annum, and that, in conjunction with the issuance of the 18% Senior Unsecured Notes pursuant to the Securities Purchase Agreement, SkyTerra will issue to Harbinger warrants to purchase up to an aggregate of 32.5 million shares of voting or non-voting common stock of SkyTerra (at the option of the holder) at an exercise price of $0.01 per share of common stock. Harbinger’s purchase of the 18% Senior Unsecured Notes is not conditioned upon the commencement or consummation of a business combination with Inmarsat (see Note 9). Harbinger may not be required to purchase the 18% Senior Unsecured Notes under certain circumstances, including upon the occurrence of a material adverse effect.

On January 7, 2009 the Company completed the first issuance of the 18% Senior Unsecured Notes in an aggregate principal amount of $150 million. At closing, the Company issued Harbinger ten-year warrants to purchase 7.5 million shares of the Company's voting or non-voting common stock, at an initial exercise price of $0.01 per share. The remaining $350 million of 18% Senior Unsecured Notes is scheduled to be issued to Harbinger in tranches of $175 million, $75 million and $100 million on April 1, 2009, July 1, 2009, and January 4, 2010, respectively.

Future minimum principal payments related to the Company’s debt agreements, described above, including Vendor Notes, but excluding any amounts related to the 18% Senior Unsecured Notes issued or to be issued in 2009 are as follows for the years ending December 31, as of December 31, 2008 (in thousands):

2009	$372
2010	60,940
2011	—
2012	—
2013	174,934
Thereafter	750,000
Total future payments	986,246

7. Equity-Based Compensation

SkyTerra Equity-Based Compensation Plans

SkyTerra maintains the following plans for the purpose of granting of options and other equity-based awards:

•	a long-term incentive plan (1998 Long-Term Incentive Plan; 2.3 million shares of common stock reserved for issuance), and
•	an equity incentive plan (2006 Equity and Incentive Plan; 13 million shares reserved for issuance).

The number of available shares under the 2006 Equity and Incentive Plan is adjusted to maintain the number of shares outstanding or issuable at 12% of the Company’s outstanding common stock, up to a maximum of 15 million shares. Additionally, the Company awarded options in August 2008 pursuant to the terms of the exchange offer described below which are not otherwise part of an equity incentive plan.

SkyTerra generally issues stock option awards with an exercise price equal to the fair value of the underlying common stock on the date of grant, that vest ratably over 3 years of service, and have a term of ten years. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The expected term of option awards has been calculated as the midpoint between the vesting date and the end of the contractual term of the option as historical data for SkyTerra is not sufficient to reasonably estimate the expected term of new grants. The risk-free rate is based on U.S. Treasury yields for securities with similar terms. Volatility is calculated based on the trading prices of the Company’s common stock. No SkyTerra option awards have been settled in cash.

Assumptions used in determining the fair value of SkyTerra options are as follows:

	Year ended December 31,
	2008	2007
Expected volatility	58%-70%	55%-59%
Expected term (years)	6	6
Expected dividends	0%	0%
Risk free rate	1.5%-3.6%	2.5%-5.0%

On August 6, 2008 the Company completed an offer to all SkyTerra LP option holders as of that date, to grant them new SkyTerra options, generally in exchange for surrender and termination of their SkyTerra LP options (the “Option Exchange”). All participating U.S. SkyTerra LP option holders received options to purchase shares of SkyTerra common stock pursuant to the terms of the Option Exchange at a ratio of 2.82 SkyTerra options for each SkyTerra LP option terminated, with an exercise price equal to the exercise price of the SkyTerra LP options terminated divided by 2.82. All participating Canadian SkyTerra LP option holders received the right to exchange SkyTerra LP options for SkyTerra options on the same terms in the future. Sale of all shares subject to the options received upon exchange is subject to restriction until May 1, 2010, with certain exceptions that could result in earlier release of the restrictions. Upon the release of these restrictions, Canadian SkyTerra LP option holders participating in the Option Exchange will have three business days to complete the exchange of their respective SkyTerra LP options for SkyTerra options, or their SkyTerra LP options will become unexercisable.

Upon consummation of the Option Exchange, 11.1 million SkyTerra options were issued in exchange for SkyTerra LP options held by U.S. SkyTerra LP option holders. Additionally, Canadian SkyTerra LP option holders received rights to receive 1.7 million SkyTerra options if they exchange their respective SkyTerra LP options for SkyTerra options in the future.

The exchange of vested options held by U.S. SkyTerra LP option holders that were outstanding at September 25, 2006, the date of the 2006 SkyTerra LP Exchange Transactions, and had not been subsequently modified, have been accounted for as the acquisition of minority interest under the purchase method of accounting.  The fair value of these SkyTerra options was determined using Monte Carlo simulations, and was estimated to be $19.3 million.

The $19.3 million purchase price was allocated to long-lived assets on a pro-rata basis based on their estimated relative fair values on August 6, 2008, the date of the Option Exchange, as follows (in thousands):

Property and equipment	$4,777
Intangible assets - spectrum	12,977
Intangible assets – intellectual property	1,480
Intangible assets – customers	99
$19,333

Options that were granted to SkyTerra LP U.S. employees subsequent to September 25, 2006, or granted prior to September 25, 2006 and subsequently modified after that date (before the exchange), and exchanged on August 6, 2008, have been accounted for as modifications, pursuant to SFAS 123(R), Share-Based Payment. The rights granted to SkyTerra LP Canadian employees to exchange their options in the future have also been accounted for as modifications, pursuant to SFAS 123(R), as those option holders continue to hold and have the ability to exercise their respective SkyTerra LP options. The Company determined that there was no incremental compensation cost as a result of these modifications, based on estimated fair values determined by Monte Carlo simulations.

On February 22, 2008 the Boards of Directors of the Company and SkyTerra GP Inc., SkyTerra LP’s corporate general partner, approved a modification of certain outstanding options to purchase the Company’s common stock and SkyTerra LP’s Limited Investor Units, respectively, that decreased the exercise prices of certain options to an exercise price equal to the then current fair market value of the underlying common stock and Limited Investor Units, respectively. As a result of this modification the Company recorded $2.4 million of additional compensation expense during 2008. This modification will result in the recognition of additional compensation expense in periods subsequent to December 31, 2008 totaling $0.5 million related to unvested options.

The activity under the SkyTerra Incentive Plans and the Option Exchange is as follows:

	Options to Acquire Units	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	1,082,928	$11.35
Granted	796,800	5.87
Issued in Option Exchange	11,144,640	3.67
Canceled	(188,217)	7.78
Exercised	(80,000)	0.80
Options outstanding at December 31, 2008	12,756,151	4.31	$350
Options exercisable at December 31, 2008	10,770,706	$3.85	$349
Options exercisable and expected to vest at December 31, 2008	12,617,170	$4.28	$350

The following table provides information about SkyTerra stock options that are outstanding and exercisable as of December 31, 2008:

Exercise Price	Stock Options Outstanding			Stock Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
$ 0.56	250,000	$0.56	3.78	250,000	$0.56	3.78
$ 1.18 - $ 2.65	8,381,570	2.28	4.47	8,243,155	2.28	4.39
$ 3.10 - $ 8.26	3,857,220	7.26	7.76	2,010,190	7.39	7.07
$ 19.34 - $82.00	267,361	28.90	3.79	267,361	28.90	3.79
	12,756,151	$4.31	5.44	10,770,706	$3.85	4.86

The weighted average remaining life of options exercisable and expected to vest as of December 31, 2008 was 5.41 years.

Equity-based compensation expense of $6.3 million, $4.8 million and $0.1 million related to the SkyTerra equity awards was recognized during the years ended December 31, 2008, 2007 and 2006, respectively. No tax benefits related to the exercise of options were recognized as the Company is in a taxable loss position.

The weighted average grant date fair value of options granted during the years ended December 31, 2007 and 2008 was $6.01 per share and $3.37 per share, respectively. No options were granted during the year ended December 31, 2006. The total intrinsic value of options exercised was $0.3 million, $1.5 million and $1.1 million during the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the total compensation cost related to non-vested options not yet recognized was $3.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.

During the years ended December 31, 2008, 2007 and 2006, the Company granted awards of 1,185,000, 250,000 and 600,000, respectively, of restricted shares of common stock to executives. As of December 31, 2008, the total estimated equity-based compensation expense related to non-vested restricted stock not yet recognized is $7.1 million, which is expected to be recognized over a period of 1.4 years. As of December 31, 2008, the Company has outstanding awards of 1,855,000 restricted shares of common stock to executives and board members. Certain of those restricted shares contain vesting based on market conditions. The fair value of the restricted stock grants containing market conditions and deemed service periods were estimated using a Monte Carlo simulation model.

A summary of the status of the Company’s nonvested shares is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	850,000	$9.49
Granted	1,185,000	7.64
Vested	(80,000)	7.95
Forfeited	(100,000)	7.23
Nonvested at December 31, 2008	1,855,000	$8.49

SkyTerra LP Incentive Plans

SkyTerra LP maintains a unit option incentive plan (SkyTerra LP Unit Option Incentive Plan), that allows for the granting of options and other unit based awards to employees and directors upon approval by SkyTerra LP’s Board of Directors. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. The expected term of option awards has been calculated as the midpoint between the vesting date and the end of the contractual term of the option as historical data for SkyTerra LP is not sufficient to reasonably estimate the expected term of new grants. The risk-free rate is based on U.S. Treasury yields for securities with similar terms. Volatility is calculated based on the trading prices of SkyTerra common stock.

SkyTerra LP generally issues stock option awards with an exercise price equal to the fair value on the date of grant, that vest ratably over 3 years of service, and carry a term of ten years. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The expected term of option awards has been calculated as the midpoint between the vesting date and the end of the contractual term of the option as historical data for SkyTerra LP is not sufficient to reasonably estimate the expected term of new grants. The risk-free rate is based on U.S. Treasury yields for securities with similar terms. Volatility is calculated based on the trading prices of the Company’s common stock. No SkyTerra LP option awards have been settled in cash, other then as described below.

The fair value of Limited Investor Units underlying the equity-based awards is an input to the determination of the fair value of equity-based awards. Beginning in 2008, SkyTerra LP used a 2.82 exchange ratio between the observable market trading price of SkyTerra and SkyTerra LP, to value a Limited Investor Unit, based on the ratio in the Option Exchange and other transactions. Prior to 2008, the Company utilized a market approach to estimate the fair value of Limited Investor Units at each date on which equity-based awards were granted, based on the observable trading stock price of SkyTerra common stock, adjusted to account for differences in volatility and liquidity.

Assumptions used in determining the fair value of SkyTerra LP unit options are as follows:

	Year ended December 31,
	2008	2007
Expected volatility	60%	57%
Expected term (years)	6	6
Expected dividends	0%	0%
Risk free rate	2.1%-3.3%	2.4%-5.2%

The activity under the SkyTerra LP Unit Option Incentive Plan is as follows:

	Options to Acquire Units	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	4,708,250	$13.33
Granted	19,000	20.94
Surrendered in exchange for SkyTerra options issued in Option Exchange	(3,952,000)	10.76
Canceled	(62,833)	14.31
Exercised	(10,000)	6.45
Options outstanding at December 31, 2008	702,417	$9.03	$—
Options exercisable at December 31, 2008	696,831	$8.94	$—

The aggregate intrinsic value of all options outstanding was zero at December 31, 2008, as the exercise prices of those respective options exceeded the estimated fair value of a SkyTerra LP unit.

The following table provides information about unit options under the SkyTerra LP Unit Option Incentive Plan that are outstanding and exercisable as of December 31, 2007:

Exercise Price	Stock Options Outstanding			Stock Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
$ 6.45	577,167	$6.45	3.94	577,167	$6.45	3.94
$20.94	125,250	20.94	6.58	119,664	20.94	6.56
	702,417	$9.03	4.41	696,831	$8.94	4.39

The total equity-based compensation expense related to the SkyTerra LP Unit Option Incentive Plan recognized during the years ended December 31, 2008, 2007 and 2006 was $5.2 million, $3.3 million and $10.4 million, respectively. No tax benefits related to the exercise of options were recognized as the Company is in a taxable loss position. The total equity-based compensation capitalized as system under construction related to the SkyTerra LP Unit Option Incentive Plan during the year ended December 31, 2008, 2007 and 2006 was $0.5 million, $0.4 million and $0.2 million, respectively. As of December 31, 2008, the total unrecognized compensation related to SkyTerra LP equity-based compensation was $2.2 million, which will be recognized over a weighted-average period of 1.0 years.

Subsequent to the SkyTerra LP Unit Option Exchange described above, there were 702,417 SkyTerra LP unit options outstanding as of December 31, 2008, 602,417 of which were held by Canadian SkyTerra LP who participated in Option Exchange and have the right to exchange their SkyTerra LP options for SkyTerra options in the future, pursuant to the terms of the Option Exchange described above. No further SkyTerra LP Unit Option incentives are expected to be awarded in the future.

The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $4.90, $6.94 and $18.31, respectively. The total intrinsic value of options exercised was $0.1 million, $9.8 million and $2.4 million during the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the total compensation cost related to non-vested unit options not yet recognized was $2.1 million, which is expected to be recognized over a weighted-average period of 1.0 years. As of December 31, 2008, the Company expects all remaining unvested options to vest.

In 2006, SkyTerra LP granted 50,000 phantom Limited Investor Units to an executive. The Company recorded equity-based compensation expense of $0.2 million, zero and $0.3 million, during the years ended December 31, 2008, 2007 and 2006, respectively, for this grant. This restricted unit award has been paid in cash, and is recognized as a liability and included in accrued expenses in the accompanying consolidated balance sheets. This phantom unit award will vest over five years: 20,000 units vested in 2008 and 10,000 units will vest annually thereafter, subject to certain acceleration provisions. The weighted average fair value of the unit award made during 2006 was $30.24 per unit. As of December 31, 2008, the total estimated equity-based compensation expense related to non-vested units not yet recognized is $0.1 million, which is expected to be recognized over a period of 2.1 years. This amount may increase or decrease based on the fair value of SkyTerra LP units, as the award is recorded at fair value at the end of each reporting period.

The Company’s equity-based compensation expense is included in the following captions in the consolidated statement of operations for the periods indicated (in thousands):

	Year ended December 31, 2008			Year ended December 31, 2007			Year ended December 31, 2006
	SkyTerra LP	SkyTerra	Consolidated	SkyTerra LP	SkyTerra	Consolidated	SkyTerra LP	SkyTerra	Consolidated
Operations	$2,274	$—	$2,274	$1,463	$—	$1,463	$621	$—	$621
General and administrative	2,915	5,023	7,938	2,155	3,938	6,093	9,111	84	9,195
Research and development	322	—	322	197	—	197	128	—	128
Sales and marketing	998	—	998	381	—	381	500	—	500
	$6,509	$5,023	$11,532	$4,196	$3,938	$8,134	$10,360	$84	$10,444

8. Related Party Transactions

SkyTerra and Apollo Investment Fund IV L.P. and Affiliates

Apollo Advisors L.P. and its affiliates (Apollo) held significant SkyTerra common stock through April 2008. Two of the six Directors of SkyTerra were partners at Apollo through such time. As such, transactions with entities controlled by or affiliated with Apollo, through April 2008 are related party transactions.

Hughes Network Systems LLC

Hughes Network Systems LLC (HNS) is a former subsidiary of SkyTerra and indirectly controlled by Apollo. In October 2006, SkyTerra LP entered into a preferred provider agreement with HNS. Under this agreement, for a period of five years SkyTerra LP will grant preferred provider status to HNS for the provision of certain engineering and other services and the manufacture of certain equipment, in each case expected to be used by SkyTerra LP in developing and deploying its next generation integrated network. In November 2006, SkyTerra LP entered into an agreement with HNS to purchase four satellite base transceiver subsystems for a fixed price, as amended, of $43.7 million. SkyTerra LP acquired services and equipment from HNS in an amount of $21.5 million, $8.8 million and $8.4 million, during the years ended December 31, 2008, 2007 and 2006, respectively.

TerreStar Networks and TerreStar Corporation

TerreStar Corporation owns a controlling interest in TerreStar Networks. The Company owns 11.1% of TerreStar Networks. SkyTerra LP had granted options to purchase the common stock of TerreStar Networks to certain employees of SkyTerra LP prior to the spin-off of TerreStar Networks, which are vested and exercisable as of December 31, 2008. SkyTerra LP and TerreStar Networks operate under an intellectual property development sharing arrangement. In May 2005, SkyTerra LP and TerreStar Networks entered into a management services agreement whereby SkyTerra LP provides technical and program management efforts associated with ATC network development as well as administrative support required to accomplish these tasks. In May 2006, SkyTerra LP discontinued providing management services to TerreStar Networks, but continued to share intellectual property development.

According to publicly available information, the Company understands that Harbinger holds a significant investment in TerreStar Corporation.

9. Commitments and Contingencies

Leases

Office facility leases may provide for escalations of rent or rent abatements, and payment of pro rata portions of building operating expenses. The Company currently leases facilities located in Reston, Virginia (lease expires February 28, 2011), Ottawa, Ontario (Canada) (lease will expire January 30, 2024, occupying under a binding Offer to Lease and the final lease is pending signatures) and Calgary, Alberta (Canada) (lease expires June 30, 2010). The Company records rent expense using the straight-line method over the term of the lease agreement. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $2.3 million, $2.3 million and $2.1 million, respectively.

Boeing Contract

SkyTerra LP has a fixed price contract with Boeing Satellite Systems, Inc. (Boeing) for the comprehensive design, development, construction, manufacturing, testing, and installation of a space-based network, providing satellite launch support and other services related to mission operations and system training. Under the terms of the contract, the Company will purchase two satellites. Each satellite is contracted to have a mission life of 15 years with a portion of the contract value payable if certain performance incentives are met, over the expected 15-year operating life. Boeing has a first lien on each satellite and related work until title and risk of loss transfers to the Company upon launch.

If SkyTerra LP elects to terminate the Boeing contract in whole, the Company will be subject to termination liability charges that would range from $215 million to $249 million, declining in Q2 2009. Similarly, an in part termination would result in charges from $102 million to $140 million. Future minimum contractual payments due under this contract that are disclosed below exclude all potential performance incentives which could total up to $96.7 million, interest payments on the performance incentives and deferred construction payments, and options.

Launch Contracts

In May 2007, SkyTerra LP entered into fixed price contracts with ILS International Launch Services, Inc. and Sea Launch Company, LLC, each of which were subsequently amended, to launch the next generation satellites SkyTerra-1 and SkyTerra-2. The aggregate amended cost for these services is $183.4 million, of which $145.5 million remains to be paid at December 31, 2008. If SkyTerra LP were to terminate both launch vehicle contracts prior to February 2010, the Company will be subject to termination liability charges that would range from $0.7 million to $49.0 million, depending on the date of termination. If SkyTerra LP were to terminate both launch vehicle contracts after February 2010, the Company would be entitled to receive a portion of previously made payments.

HNS Contract

SkyTerra LP entered into an agreement with HNS to purchase four satellite base transceiver subsystems and air interface technology. The transceiver subsystems will integrate the satellite component into the Company’s next generation integrated network. The aggregate base cost, as amended, for these services is $43.7 million. Pursuant to the terms of the agreement, the Company has the option to submit change orders to procure additional capabilities not included in the base price. Costs associated with these change orders are negotiated and agreed upon prior to the submission of the change order. SkyTerra LP may incur significant liquidated damages if services are terminated by the Company.

Qualcomm Satellite Enabled Mobile Chipsets for Next Generation Network

In September 2008, SkyTerra LP entered into a 15-year agreement with Qualcomm Incorporated (Qualcomm) for the provision by Qualcomm of satellite-enabled mobile chipsets and satellite base station components built upon Qualcomm-adapted EV-DO technology to facilitate the development of mobile devices and network systems for use with the Company’s planned next generation network. A broad range of Qualcomm chipsets, to be available on a mass-market basis, will include satellite and L-band capabilities. The agreement contemplates that SkyTerra LP and Qualcomm will complete the detailed specifications for the first release of the technology, which will be sufficient to support voice and data services in an integrated, dual mode manner over SkyTerra’s satellites and terrestrial networks, including L-band ATC. The detailed specifications for the first release of the technology were completed as planned.

The agreement with Qualcomm also contemplates that other operators (together with SkyTerra LP, each an Operator) may enter into similar arrangements with Qualcomm. The termination by one Operator of its agreement with Qualcomm does not affect the agreement of any other Operator. The Company has been advised that ICO Satellite Services G.P. (ICO) has entered into a similar agreement with Qualcomm. Each Operator will fund a portion of the related non-recurring expenses (NRE) incurred in connection with the agreements, which will result in a further sharing of NRE if and when additional Operators (in addition to SkyTerra LP and ICP) enter into similar agreements with Qualcomm. The SkyTerra LP portion of the NRE to be paid to Qualcomm is expected to be in an amount not to exceed $10 million, subject to reduction based on the participation of other Operators with Qualcomm.

In connection with entering into the Qualcomm agreement, SkyTerra LP and ICO have entered into a mutual non-assertion agreement with ICO with respect to relevant aspects of their respective patent portfolios as well as certain other agreements related to the Qualcomm development effort.

EV-DO Compatible Base Transceiver Subsystems

The Company is currently in negotiations with several vendors for the procurement of EV-DO compatible transceiver subsystems. The Company expects that it will enter into a material definitive contract for those subsystems during the first half of 2009.

Inmarsat Cooperation Agreement

To improve the Company’s spectrum assets, in December 2007 SkyTerra, SkyTerra LP, and SkyTerra Canada (together the “SkyTerra Parties”) and Inmarsat Global Limited (“Inmarsat”) entered into a Cooperation Agreement relating to the use of L-band spectrum for both MSS and ATC services in North America. The Cooperation Agreement addresses a number of regulatory, technology and spectrum coordination matters involving L-band spectrum.

Upon receipt of an investment of $100 million in SkyTerra LP by a third party for general corporate purposes and election by the SkyTerra Parties to trigger certain provisions, the SkyTerra Parties will be able to expand its trials and deployments to a broadband ATC trial using wider spectrum bandwidths, on a specific designation of combined Inmarsat and SkyTerra LP spectrum in a pre-agreed market. Simultaneously upon the election by the SkyTerra Parties regarding such an investment, the Company is required to issue to Inmarsat $31.3 million of the Company’s common stock, valued in accordance with terms of the agreement.

Upon the occurrence of certain events, until September 1, 2011, the SkyTerra Parties have the option (the Phase 1 Option), subject to certain conditions, to effect a transition to a modified band plan within an 18 to 30 month period. Such transition will include modification of certain of Inmarsat’s network and end user devises and a shift in frequencies between the SkyTerra Parties and Inmarsat which would lead to additional spectrum contiguity and more relaxed operating rules for the Company. Over the transition period, the SkyTerra Parties will be required to make payments to Inmarsat of $250 million in cash. Upon the commencement of Phase 1, the Company will issue to Inmarsat a number of shares of the Company’s common stock having a value of $31.3 million, valued in accordance with terms of the agreement. In accordance with the terms of the agreement, the question remains open between Inmarsat and the SkyTerra Parties as to whether the closing of the 16.5% Senior Unsecured Notes or any of the funding under the 18% Senior Unsecured Notes will be designated by the SkyTerra Parties as a triggering investment and, if so, what the valuation of the Company’s common stock would be in connection with the required stock issuance. This matter has not been resolved and the Company has not designated any previous investment as a triggering investment, therefore no accounting is required as of December 31, 2008. Upon the completion of the transition of the spectrum in Phase 1, the Company will issue to Inmarsat a number of shares of the Company’s common stock having a value of $56.3 million based on the average closing price of the Company’s common stock for the prior forty five day trading day period. The SkyTerra Parties have the option to accelerate the transition timing by accelerating payment to Inmarsat of $50 million that would be credited towards the $250 million in cash payments.

Subsequent to the exercise of the Phase 1 Option, between January 1, 2010 and January 1, 2013, the SkyTerra Parties have the option (the Phase 2 Option) for Inmarsat to modify its North American operations in a manner that will make additional spectrum available to SkyTerra LP at a cost of $115 million per year, increasing at 3% per year, resulting in substantially more spectrum to the benefit of SkyTerra Parties. If the Company does not exercise the Phase 2 Option, then between January 1, 2013 and January 1, 2015, Inmarsat would have the option to require the SkyTerra Parties to exercise the Phase 2 Option on the same terms.

During 2008, the Company and Inmarsat exchanged certain spectrum rights. The Company has determined the non-monetary transactions did not result in significant changes to the expected cash flows to the Company, and therefore lack commercial substance as defined in APB No. 29, Accounting for Nonmonetary Transactions. As such no accounting was recorded for such exchanges.

Future minimum payments related to the Company’s commitments described in additional detail above, are as follows for the years ending December 31 (in thousands):

	Leases (a)	Boeing (b)	HNS	Launch Services (c)	Satellite Operational Services	Qualcomm	Other	Total
2009	$2,289	$86,521	$10,946	$40,744	$2,884	$3,875	$12,224	$159,483
2010	2,452	75,795	—	94,213	1,884	4,750	3,200	182,294
2011	873	938	—	10,576	1,434	—	158	13,979
2012	594	—	—	—	1,434	—	158	2,186
2013	604	—	—	—	1,434	—	158	2,196
Thereafter	7,249	—	—	—	16,013	—	1,737	24,999
	$14,061	$163,254	$10,946	$145,533	$25,083	$8,625	$17,635	$385,137

(a)       The Company leases office space and computer and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase.

(b) The amounts exclude in-orbit incentives and potential interest associated with the incentives as discussed above.
(c) Reflects payments based on contracts as amended subsequent to December 31, 2008.

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

10. Income Taxes

SkyTerra and its eligible subsidiaries file a consolidated United States federal income tax return. As a limited partnership, SkyTerra LP is not subject to U.S. Federal income tax directly. Rather, each limited partner, including SkyTerra, is subject to income taxation based on such partner’s portion of SkyTerra LP’s loss, as defined in the limited partnership agreement. SkyTerra LP’s Canadian subsidiary and SkyTerra Canada are each taxed as separate corporate entities in Canada.

The components of loss before income taxes, minority interest and extraordinary gain by country, are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
United States	$(206,432)	$(126,517)	$(60,972)
Canada	(3,191)	(1,333)	(2,577)
Total loss before income taxes, minority interest and extraordinary gain	$(209,623)	$(127,850)	$(63,549)

The components of the income tax (benefit) provision, all of which relate to SkyTerra Canada, the Company’s variable interest entity, consisted of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Current (benefit) provision	$(1,505)	$1,317	$311
Deferred (benefit) provision	395	(1,650)	944
Total income tax (benefit) provision	$(1,110)	$(333)	$1,255

Taxes computed at the U.S. statutory federal income tax rate of 34% are reconciled to the Company’s effective rate as follows:

	Year ended December 31,
	2008	2007	2006
U.S. Federal taxes on loss before income tax, minority interest and extraordinary gain, at statutory rate (1)	$(71,272)	$(43,469)	$(21,607)
State taxes, net of U.S. Federal benefit	(7,286)	(4,183)	(2,439)
Losses allocable to SkyTerra LP’s non-SkyTerra partners	88	1,576	19,649
Effect of Canadian operations	187	186	(57)
Non-deductible interest	8,064	5,580	1,460
Other	(192)	401	2,557
Valuation allowance	69,301	39,576	1,692
Income tax (benefit) provision	$(1,110)	$(333)	$1,255
Income tax benefit (provision)	0.5%	0.3%	(2.0)%

(1) No current tax on extraordinary gain.

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31
	2008	2007
Deferred tax assets, net:
Net operating loss carryforwards	$55,494	$25,034
Intangible assets	35,721	68,482
Senior secured discount note interest	16,844	11,695
Deferred revenue	8,854	7,360
Equity-based compensation	8,441	6,645
Depreciation and amortization of property and equipment	3,068	2,967
Tax credits	1,130	1,130
Other	1,313	1,340
	130,865	124,653
Less-valuation allowance	(127,279)	(91,791)
Deferred tax assets, net of valuation allowance	3,586	32,862
Deferred tax liabilities:
Depreciation and amortization of property and equipment	(469)	—
Intangible assets	—	(2,336)
Investment in TerreStar Networks	(2,784)	(29,506)
Other	(76)	(368)
Net deferred tax asset (liability)	$257	$652

The changes in the valuation allowance for 2006, 2007, and 2008 related to the respective years’ current activities and to the impact of the 2006 SkyTerra LP Exchange Transactions, the effect of 2007 acquisitions of the SkyTerra LP minority interest, and the effect of the 2008 Option Exchange.

For U.S. federal income tax purposes, SkyTerra has unused net operating loss (NOL) carryforwards of $203 million expiring from 2020 through 2028. The utilization of U.S. NOL carryforwards may be subject to an annual limitation if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code. In addition, Section 382 may limit the Company's tax depreciation or amortization of certain assets in certain circumstances. The Company believes an ownership change under Section 382 occurred in 2008. The Company believes the impact on its tax attributes from this ownership change would not be material to its financial position or results of operations as of December 31, 2008.

Based on additional ownership information recently obtained, the Company believes a subsequent ownership change could also have occurred in 2008. Such subsequent ownership change could significantly limit the Company’s ability to utilize its NOL carryforwards. Further, other tax attributes may also be limited based on a subsequent ownership change. The Company’s analysis cannot be completed until further information is received. Due to the Company’s valuation allowance on its U.S. consolidated net deferred tax assets, additional Section 382 limitations are not expected to materially impact the Company’s financial position or results of operations as of December 31, 2008. However, decreases in gross deferred tax assets may occur, and limitations on other Company deductions, such as depreciation and amortization, may result.

The exercise of stock options has generated income tax deductions in excess of amounts recorded for financial reporting purposes. In accordance with SFAS 123(R) the Company will not recognize a tax benefit with respect to the excess stock compensation deductions until those deductions actually reduce income tax liabilities. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid-in capital.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Neither the adoption of FIN 48 nor activities in 2008 and 2007 subsequent to its adoption impacted the Company’s financial position or results of operations. The Company has concluded that there are no uncertain tax positions requiring recognition, pursuant to the provisions of FIN 48, in its consolidated financial statements as of December 31, 2008. The Company’s policy is to recognize interest and penalties on income tax matters in the income tax provision (benefit). No such items were recorded in 2008.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various states and in foreign jurisdictions, primarily Canada and its provinces. Because the Company’s 2006 U.S. federal income tax return used net operating loss carryforwards dating, in part, back to 1993, some elements of income tax returns back to 1993 are subject to examination. The Company is currently under audit for income taxes by one Canadian province and by one U.S. state, but the Company does not expect the results of those audits to have a material impact on the Company’s financial position or results of operations. The U.S. Federal Government’s audit of the Company’s 2005 return closed without adjustment.

Prior to the closing of the BCE Exchange Transaction in January 2007, TMI Delaware distributed to BCE and its affiliates all of the assets of TMI Delaware other than its limited partnership interests in SkyTerra LP and its common stock of SkyTerra GP. Under the terms of the exchange agreement between the Company and BCE, BCE has indemnified the Company for any taxes imposed on TMI Delaware for periods prior to the closing of the BCE Exchange Transaction, including taxes related to the distribution. At closing, BCE transferred $37 million to TMI Delaware to pay such taxes. Approximately $1.8 million of that amount is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2008.

Prior to the closing of the 2006 SkyTerra LP Exchange Transactions in September 2006, a minority stakeholder in MSV Investors distributed to its shareholders all of its assets other than its interest in MSV Investors. Under the terms of the merger agreement between SkyTerra and the shareholders of the minority stakeholder, such shareholders agreed to indemnify the Company for any taxes imposed on the minority stakeholder for any pre-merger period, including all taxes related to the distribution. At closing, such shareholders transferred $7.5 million to the Company to pay such taxes.  The remaining liability related to this arrangement was $1.5 million which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2008.

12. Retirement Plan

SkyTerra LP sponsors a benefit plan to provide retirement and incidental benefits for its employees, and participants may make voluntary contributions, not to exceed maximum allowable contribution amounts. SkyTerra LP may make discretionary contributions and matching contributions and has done so totaling $0.6 million, $0.5 million, and $0.3 million in the years ended December 31, 2008, 2007, and 2006, respectively. Employees vest immediately in SkyTerra LP contributions.

13. Segment and Geographic Information

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision makers in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company has three reporting segments: Next Generation, Current Generation, and SkyTerra Corporate. The Next Generation segment relates to activities to deploy a next generation satellite system complemented by ATC. The Current Generation segment relates to SkyTerra LP’s provision of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services using its existing in-orbit satellites. Management reviews the assets and financial position of Next Generation and Current Generation on a combined basis as a significant portion of the Company’s assets are shared between these segments. Assets are not segregated between these segments, and management does not use asset information by these segments to evaluate segment performance. The SkyTerra Corporate segment relates to activities related to the publicly traded holding company. Substantially all of the Company’s capital expenditures relate to SkyTerra LP. The measure of segment profit (loss) used by management to evaluate performance is operating income (loss), as presented in the accompanying statements of operations.

The following table presents results of operations for the Company’s reportable segments for the year ended December 31, 2008 (in thousands):

	Year ended December 31, 2008
	Next Generation	Current Generation	Total SkyTerra LP	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$28,571	$28,571	$—	$—	$28,571
Equipment sales	—	5,025	5,025	—	—	5,025
Other revenues	—	889	889	—	—	889
Total revenues	—	34,485	34,485	—	—	34,485
Operating expenses:
Cost of equipment sold	—	4,165	4,165	—	—	4,165
Operations and cost of services (exclusive of depreciation and amortization)	16,243	16,067	32,310	—	—	32,310
Sales and marketing	4,508	3,944	8,452	—	—	8,452
Research and development (exclusive of depreciation and amortization)	15,557	—	15,557	—	—	15,557
General and administrative	16,009	7,843	23,852	11,579	—	35,431
Depreciation and amortization	30,083	2,605	32,688	—	—	32,688
Impairment of goodwill	10,389	—	10,389	—	—	10,389
Total operating expenses	92,789	34,624	127,413	11,579	—	138,992
Operating loss	$(92,789)	$(139)	$(92,928)	$(11,579)	$—	$(104,507)

The following table’s presents results of operations for the Company’s reportable segments for the year ended December 31, 2007 (in thousands):

	Year ended December 31, 2007 In Thousands
	Next Generation	Current Generation	Total SkyTerra LP	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$27,754	$27,754	$—	$—	$27,754
Equipment sales	—	5,265	5,265	—	—	5,265
Other revenues	—	1,064	1,064	—	—	1,064
Total revenues	—	34,083	34,083	—	—	34,083
Operating expenses:
Cost of equipment sold	—	4,245	4,245	—	—	4,245
Operations and cost of services (exclusive of depreciation and amortization)	8,044	16,986	25,030	—	—	25,030
Sales and marketing	3,957	3,602	7,559	—	—	7,559
Research and development (exclusive of depreciation and amortization)	10,568	—	10,568	—	—	10,568
General and administrative	14,268	7,746	22,014	7,629	—	29,643
Depreciation and amortization	26,671	2,458	29,129	—	—	29,129
Total operating expenses	63,508	35,037	98,545	7,629	—	106,174
Operating loss	$(63,508)	$(954)	$(64,462)	$(7,629)	$—	$(72,091)

The following table’s presents results of operations for the Company’s reportable segments for the year ended December 31, 2006. SkyTerra amounts reflect the results of operations for the period following the September 25, 2006 SkyTerra LP Exchange Transactions through December 31, 2006 (in thousands):

	Year ended December 31, 2006 In Thousands
	Next Generation	Current Generation	Total SkyTerra LP	SkyTerra Corporate	Eliminations	SkyTerra Consolidated
Revenues:
Services and related revenues	$—	$26,922	$26,922	$—	$—	$26,922
Equipment sales	—	6,984	6,984	—	—	6,984
Other revenues	—	948	948	—	—	948
Total revenues	—	34,854	34,854	—	—	34,854
Operating expenses:
Cost of equipment sold	—	5,738	5,738	—	—	5,738
Operations and cost of services (exclusive of depreciation and amortization)	5,132	14,664	19,796	—	—	19,796
Sales and marketing	1,708	2,505	4,213	—	—	4,213
Research and development (exclusive of depreciation and amortization)	5,127	—	5,127	—	—	5,127
General and administrative	20,168	6,882	27,050	3,488	—	30,538
Depreciation and amortization	5,585	6,116	11,701	—	—	11,701
Total operating expenses	37,720	35,905	73,625	3,488	—	77,113
Operating loss	$(37,720)	$(1,051)	$(38,771)	$(3,488)	$—	$(42,259)

The following table presents balance sheet information for the Company’s reportable segments as of December 31, 2008 (in thousands):

	As of December 31, 2008
	Total SkyTerra LP	SkyTerra	Eliminations	SkyTerra Consolidated
Total assets	$1,359,362	$46,568	$(45,228)	$1,360,702
Senior secured discount notes, net	629,759	—	—	629,759
Senior unsecured notes, net	147,119	—	—	147,119
Notes payable	61,312	18,013	(18,013)	61,312
Total liabilities	885,542	21,820	(18,013)	889,349
Total equity	473,820	24,749	(27,216)	$471,353

The following table presents balance sheet information for the Company’s reportable segments as of December 31, 2007 (in thousands):

	As of December 31, 2007
	Total SkyTerra LP	SkyTerra	Eliminations	SkyTerra Consolidated
Total assets	$1,180,248	$119,960	$(5,173)	$1,295,035
Senior secured discount notes, net	552,719	—	—	552,719
Notes payable	52,047	5,125	(5,125)	52,047
Total liabilities	637,602	45,880	(5,173)	678,309
Total equity	542,646	74,080	(508)	616,218

Geographic information

The Company sells its services in the United States and through foreign subsidiaries in Canada. The following table presents revenue attributable to each geographic region (in thousands):

	Year ended December 31,
	2008	2007	2006
United States	$20,901	$21,600	$22,612
Canada	13,584	12,483	12,242
Total revenues	$34,485	$34,083	$34,854

The following table presents information regarding total assets attributable to each geographic region (in thousands):

	December 31
	2008	2007
United States	$1,352,649	$1,278,349
Canada	8,053	16,686
Total assets	$1,360,702	$1,295,035

14. Unaudited Interim Financial Information

The Company’s results were as follows (in thousands except per share data):

	Year ended December 31, 2008
	Q1		Q2		Q3		Q4
Revenues	$8,593		$8,808		$9,450		$7,634
Operating loss	$(21,452)		$(20,826)		(25,279)		(36,500)
Net loss	$(37,210	) (1)	$(36,654	) (2)	(76,651	) (3)	(54,420	) (4)
Basic and diluted loss per common share	$(0.35)		$(0.35)		$(0.72)		$(0.51)

(1) Includes $8.4 million write down of Investment in TerreStar Networks (see Note 2)
(2) Includes $8.4 million write down of Investment in TerreStar Networks (see Note 2)
(3) Includes $42.9 million write down of Investment in TerreStar Networks (see Note 2)

(4)   Includes $11.0 million write down of Investment in TerreStar Networks (see Note 2), $10.4 million goodwill impairment (see Note 2), and $3.0 extraordinary gain on acquisition of minority interest (see Note 3)

	Year ended December 31, 2007
	Q1	Q2	Q3		Q4
Revenues	$8,102	$8,170	$9,109		$8,702
Operating loss	(15,460)	(17,135)	(18,346)		(21,150)
Net loss	(19,817)	(21,804)	(44,900	) (1)	(37,035	) (2)
Basic and diluted loss per common share	$(0.21)	$(0.21)	$(0.44)		$(0.36)

(1) Includes $22.5 million write down of Investment in TerreStar Networks (see Note 2)
(2) Includes $12.0 million write down of Investment in TerreStar Networks (see Note 2)

15. Subsequent Event

On January 7, 2009 the Company issued the first of the four issuances of the July 2013 Senior Unsecured Notes to Harbinger under the Securities Purchase Agreement, in an aggregate principal amount of $150 million. In addition, at this closing the Company issued Harbinger ten-year warrants to purchase 7.5 million shares of the Company's voting or non-voting common stock, at an initial exercise price of $0.01 per share. See Note 6 for additional details.