Form 10-K/A
period 2008-12-31
SKYTERRA COMMUNICATIONS INC
filed 2009-04-30
CIK 756502

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

EXPLANATORY NOTE

The purpose of this amendment is to amend and restate Part III of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2009 (the “Form 10-K”). The amended and restated items are as follows:

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

As used in this amendment on Form 10-K/A, the words “we,” “our,” “us,” “SkyTerra,” and the “Company” refer to SkyTerra Communications, Inc., its predecessors and subsidiaries, except as otherwise specified, and capitalized terms used in this amendment on Form 10-K/A but not defined herein have the meanings given such terms in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning the Company’s executive officers and directors as of April 28, 2009:

Name	Age	Position
Alexander H. Good (1)	59	Chief Executive Officer and President, Chairman
Scott Macleod (2)	46	Executive Vice President, Chief Financial Officer and Treasurer
Gary Epstein (3)	62	Executive Vice President, Law and Regulation
Marc Montagner (4)	48	Executive Vice President of Strategy, Development & Distribution, SkyTerra LP
Andrew Caplan	48	Chief Network Officer, SkyTerra LP
Randy S. Segal (5)	53	Senior Vice President, General Counsel and Secretary
James A. Wiseman (6)	40	Vice President and Corporate Controller (Principal Accounting Officer)
Jose A. Cecin, Jr. (7)	45	Director
Paul S. Latchford, Jr. (8)	54	Director
Jeffrey M. Killeen (9)	55	Director
William F. Stasior (9)	68	Director
Michael D. Weiner	56	Director

(1)	Mr. Good also serves as SkyTerra LP’s, Chief Executive Officer, President and Vice Chairman.
(2)	Mr. Macleod also serves as SkyTerra LP's Executive Vice President and Chief Financial Officer.
(3)	Mr. Epstein also serves as SkyTerra LP’s Executive Vice President, Law and Regulation.
(4)	Mr. Montagner serves as SkyTerra LP’s Executive Vice President of Strategy, Development & Distribution.
(5)	Ms. Segal also serves as SkyTerra LP's Senior Vice President, General Counsel and Secretary.
(6)	Mr. Wiseman also serves as SkyTerra LP’s Vice President and Corporate Controller.
(7)	Member of the Compensation Committee, Audit Committee, and Special Committee of the Board of Directors.
(8)	Member of the Compensation Committee of the Board of Directors.
(9)	Member of the Audit Committee and Special Committee of the Board of Directors.

Executive Officers

Alexander H. Good – Chief Executive Officer and President, Chairman. Mr. Good has been the Company’s Chief Executive Officer and President since December 2006. Mr. Good was elected to the Board of Directors of the Company on April 9, 2008 and became the Chairman of the Board of Directors on April 24, 2008. Mr. Good has served as SkyTerra LP’s Chief Executive Officer, President and Vice Chairman of the Board since April 2004. In 2002 and 2003, prior to joining SkyTerra LP, Mr. Good served as the Executive Chairman of Affinity Internet and Executive Chairman of Nexverse Networks, Inc., now Veraz Networks, Inc., and also served as a director of NextLevel Communications, Inc. Mr. Good was Chairman and CEO of @Link Networks, Inc. from 1999 to 2001. Mr. Good was Executive Vice President of Bell Atlantic Corporation (now Verizon) from 1997 to 1999. He served as Senior Vice President of Corporate Development of Bell Atlantic Corporation from 1995 to 1997 and was Chairman and CEO of Bell Atlantic International from 1994 to 1997. Mr. Good served as Senior Vice President of Mtel Communications, Inc. and CEO of MTEL International from 1990 to 1994.

Scott Macleod – Executive Vice President and Chief Financial Officer. Mr. Macleod has been the Company’s Executive Vice President and Chief Financial Officer since December 2006. Mr. Macleod has served as SkyTerra LP’s Executive Vice President and the Chief Financial Officer since January 2006. From May 2003 to January 2006, Mr. Macleod served as a Managing Director of Rothschild Inc. From May 1999 to January 2003, Mr.

Macleod was Chief Corporate Development Officer of XO Communications, and from 1992 to 1999, worked in Merrill Lynch’s Global Communications Group, serving most recently as Managing Director of such group.

Gary Epstein - Executive Vice President of Law and Regulation. Mr. Epstein has been the Company’s Executive Vice President of Law and Regulation since March 2009. From February through March 2009 Mr. Epstein served at the Federal Communications Commission to provide interim leadership for the digital television transition.  From November 2008 to January 2009 Mr. Epstein served as a team leader on the Economics and International Trade Team in the Obama-Biden transition.  From 1983 to 2008 Mr. Epstein was a partner and Global Head of the Communications Practice at Latham & Watkins LLP.  Mr. Epstein also serves as Board Chair of DC Appleseed.

Marc Montagner - Executive Vice President of Strategy, Development and Distribution. Mr. Montagner has served as the Company’s Executive Vice President of Strategy, Development and Distribution since February 2009. From 2007 to 2009 Mr. Montagner was Managing Director and Co-Head of the Global Telecom, Media and Technology Merger and Acquisition Group at Banc of America Securities. From 2002 to 2006 Mr. Montagner was Senior Vice President of Corporate Development at Nextel, and then Sprint Nextel. From 1994 to 2002, Mr. Montagner was a Managing Director in the Telecom and Media Group at Morgan Stanley.

Andrew Caplan – Chief Network Officer. Mr. Caplan has served as SkyTerra LP’s Chief Network Officer since January 2007. From 2005 to 2007 Mr. Caplan consulted with venture capital and private equity firms investing in telecommunications and technology companies, including serving as Executive in Residence for Columbia Capital. From 1996 to 2005 he founded and led Nextel Communications' national engineering organization, responsible for development, engineering, planning, and deployment of new technologies, products, and services, highlighted by the introduction of Nextel's nationwide and international Push-to-Talk feature. Prior to joining Nextel, Mr. Caplan served in progressive engineering, operations, and product development roles with MCI Communications from 1983 to 1995.

Randy S. Segal – Senior Vice President, General Counsel and Secretary. Ms. Segal has served as the Company’s Senior Vice President, General Counsel and Secretary since April 25, 2008. Ms. Segal has also been SkyTerra LP’s Senior Vice President, General Counsel and Secretary since September 2004. From May 2001 to September 2004, Ms. Segal was Senior Vice President and General Counsel for Hughes Network Systems Inc. and served on Hughes Network Systems Inc.’s international subsidiaries’ boards of directors. Ms. Segal also served on the boards of directors of XM Satellite Radio Holdings Inc. from 1999 to 2002 and SkyTerra GP Inc. from 2000 to 2001. From 1992 to 2001, Ms. Segal was Senior Vice President and General Counsel of Motient Corporation. Ms. Segal practiced with Debevoise & Plimpton from 1983 prior to joining Motient Corporation in 1992. She also served as a Federal Law Clerk in the United States District Court, the Southern District of New York from 1981 to 1982 and in the Fifth Circuit United States Court of Appeals from 1982 to 1983.

James A. Wiseman – Vice President and Corporate Controller (Principal Accounting Officer). Mr. Wiseman has been the Company’s Vice President and Corporate Controller since August 2007. From May 2005 through August 2007, Mr. Wiseman, served as the Vice President Finance and Worldwide Controller of MicroStrategy, Inc.  From August 2004 through May 2005, Mr. Wiseman served as Vice President Corporate Finance, and from March 2001 through August 2004 as Vice President Corporate Accounting and Reporting of Discovery Communications. From 1998 to 2001, Mr. Wiseman served as Corporate Controller for Surety Technologies, Inc. From 1991 to 1998, Mr. Wiseman served various roles with Arthur Andersen, primarily audit, business consulting, and from 1996 to 1997, served as a senior leader of the Audit Continual Improvement Practice at Andersen’s World Headquarters in Chicago, Illinois.

Directors

Jose A. Cecin, Jr.  Mr. Cecin has served as a director of the Company since April 2008.   Currently, he is the President and founder of Lumina Advisors, a strategy, operations and corporate development advisory company. From 2003 to 2008, Mr. Cecin was Managing Director and Group Head of the Communications Investment Banking practice at BB&T Capital Markets, the investment banking division of BB&T Corporation. In 1999, he co-founded Cambrian Communications, a facilities-based telecommunications service provider, where he served as Chief Operating Officer. Mr. Cecin was also a founder of Wave International, a financier and builder of telecommunications infrastructure in emerging markets, where from 1996 to 1999 he helped acquire, fund and build out competitive telecommunications infrastructure in Venezuela’s 5 largest cities. Mr. Cecin also previously served as Managing Director of Corporate Development at Bell Atlantic Corporation (now Verizon). He also previously served as an officer in the United States Army’s 25th Infantry Division. Mr. Cecin is currently an independent director of RCN Corporation, a triple-play cable television and telecommunications services company, and Arbinet-the Exchange Inc., a leading provider of international voice and IP solutions. Mr. Cecin earned a B.S. degree in Electrical Engineering from the United States Military Academy at West Point and an M.B.A. from Stanford University. Mr. Cecin serves on our Audit Committee, Compensation Committee and Special Committee.

Jeffrey M. Killeen. Mr. Killeen has been a member of the Board of Directors of the Company since October 1998. Since January 1, 2002, Mr. Killeen has been Chairman and Chief Executive Officer of Globalspec, Inc., an information services company. Mr. Killeen was the Chief Executive Officer of Forbes.com from August 1999 to March 2001. Prior to that, from January 1998 to March 1999, Mr. Killeen was the Chief Operating Officer of barnesandnoble.com. Before joining barnesandnoble.com, Mr. Killeen served as President and Chief Executive Officer of Pacific Bell Interactive Media from August 1994 to January 1998. Mr. Killeen serves on the board of directors of drugstore.com, Inc. Mr. Killeen serves on our Audit Committee and Special Committee.

Paul S. Latchford, Jr. Mr. Latchford has served as a director of the Company since April 2008.  Mr. Latchford is Co-Founder, President and Chief Executive Officer of Spencer Trask Media & Communications Group LLC.  Prior to joining Spencer Trask in June 1999, Mr. Latchford served as Principal Vice President for Global Business Development in Bechtel Group, Inc. from February 1997 to June 1999.  Beginning in the early 1990’s Mr. Latchford held several regional business development positions in Bell Atlantic International, Inc. and was appointed Vice President of Business Development for the Asia Pacific Region in 1994. Mr. Latchford serves on our Compensation Committee.

William F. Stasior.  Mr. Stasior has been a member of the Board of Directors of the Company since April 2000. Mr. Stasior was the Chairman and Chief Executive Officer of Booz Allen & Hamilton Inc., a management and technology consulting firm, from 1991 to 1999. Since October 1999, Mr. Stasior has been the Senior Chairman of Booz Allen. Mr. Stasior also serves on the boards of directors of OPNET Technologies, Inc., a software company that specializes in enhancing network performance for enterprises and service providers, and Vanu, Inc., a leading developer of software-defined radio technology. Mr. Stasior serves on our Audit Committee and Special Committee.

Michael D. Weiner. Mr. Weiner has been a member of the Board of Directors of the Company since June 2005. Mr. Weiner has been Chief Legal Officer and General Counsel of Ares Management since September 2006. Previously, Mr. Weiner was employed with Apollo Management, L.P., a leading private investment management firm and served as general counsel of the Apollo organization from 1992 to September 2006. Prior to joining Apollo, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius specializing in securities law, public and private financings, and corporate and commercial transactions. Mr. Weiner also serves on the board of directors of Hughes Communications, Inc.

Audit Committee

The Company’s Audit Committee is currently composed of three outside directors, Mr. Cecin, Mr. Killeen and Mr. Stasior, all of whom have been determined by the Board to be independent under Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. The Board of Directors has determined that Mr. Cecin is an “audit committee financial expert” within the applicable definition of the SEC.

Code of Ethics

The Company has adopted a Code of Ethics for its senior executive officers and senior financial officers, including its principal accounting officer and controller. This code of ethics has been approved by our Board of Directors, and has been designed to deter wrongdoing among directors, officers and employees and to promote honest and ethical conduct, full, fair, accurate and timely disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of code violations, and accountability for adherence to our code. A copy of the Code is filed as an exhibit to this Form 10-K/A.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, the Company believes that during the year ended December 31, 2008 its officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements, except that with respect to two restricted stock grants to its directors Messrs. Killeen and Stasior the Form 4 filings were filed but delayed past the specified deadline.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

The Company’s Compensation Committee is empowered to review and approve, or recommend for the approval of the full Board of Directors, the annual compensation for the executive officers of the Company, as well as the officers of the subsidiary, SkyTerra LP. Our Compensation Committee takes an active role in reviewing compensation policies with respect to our executive officers who are also executive officers of SkyTerra LP, as SkyTerra LP is a consolidated subsidiary.

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

Regarding most compensation matters, including executive and director compensation, our management provides recommendations to the Compensation Committee. The Compensation Committee has not historically delegated any of its functions to others in setting compensation We do not currently engage any consultant related to executive and/or director compensation matters.

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

Elements of Our Compensation Plan and How They Relate to Our Objectives

Annual executive officer compensation consists of a base salary component and a discretionary annual bonus. It is the Compensation Committee’s intention to set total executive cash compensation sufficiently high to attract and retain a strong motivated leadership team, and recognize our executives’ roles in accomplishing extraordinary transactions. In 2008, in addition to their base salaries the Company’s executive officers received discretionary bonuses in accordance, where applicable, with their respective employment agreements or offer letter. Except for Robert Lewis, our former Senior Vice President and General Counsel whose employment terminated in April 2008, these bonuses were awarded based on the respective officers’ roles in helping the Company achieve or exceed certain pre-established objectives and operational milestones in 2008, including, among other things, completion of debt financings, achievement of technical milestones regarding our next generation network, and progress on strategic initiatives. The Compensation Committee considered these factors as well as other factors such as the current credit environment, individual officers’ performance and experience, and other non-quantitative criteria in exercising discretion to determine the amounts of each officer’s bonus payment.

In April 2008 the Company’s Compensation Committee recommended revisions to certain aspects of Mr. Good’s and Mr. Macleod’s employment agreements in an effort to ensure retention of their services through a critical stage of the Company’s development. The Company entered into new employment contracts with Mr. Good and Mr. Macleod on May 5, 2008, the details of which are described below under “Employment Contracts.”

Similarly, in order to retain Mr. Caplan’s services through a critical stage of the Company’s development the Company’s Compensation Committee determined it was prudent to provide Mr. Caplan incentives aimed at retaining his services. On August 4, 2008 the Company entered into an agreement with Mr. Caplan whereby it agreed to pay Mr. Caplan a retention bonus in two installments: the first installment of $175,000 was paid on August 15, 2008, and the second installment of $175,000 was paid on December 29, 2008. Pursuant to the terms of the agreement, if prior to August 15, 2010, Mr. Caplan’s employment with the Company is terminated by the Company for Cause, as defined in the Company’s 2006 Equity and Incentive Plan, or he terminates his employment with the Company for any reason or for no reason, he will repay to the Company that portion of the retention bonus that has previously been paid to him (without interest) within 30 days following actual termination. Additionally, as part of that agreement, the Company granted 50,000 shares of restricted stock to Mr. Caplan. The award was granted August 15, 2008 and will vest in full on August 15, 2010, unless Mr. Caplan’s employment with the Company is terminated by the Company for Cause or he terminates his employment with the Company for any reason or for no reason.

Each of our executive officers has received stock option grants and/or restricted stock under either the Company’s 2006 Equity and Incentive Plan or the Company’s 1998 Long-Term Incentive Plan.

On August 6, 2008 we completed an offer to all SkyTerra LP option holders as of that date, to grant them new SkyTerra options, generally in exchange for surrender and termination of their SkyTerra LP options (the “Option Exchange”). All participating U.S. SkyTerra LP option holders received options to purchase shares of SkyTerra common stock pursuant to the terms of the Option Exchange at a ratio of 2.82 SkyTerra options for each SkyTerra LP option terminated, with an exercise price equal to the exercise price of the SkyTerra LP options terminated divided by 2.82. Sale of all shares subject to the options received upon exchange is subject to restriction until May 1, 2010, with certain exceptions that could result in earlier release of the restrictions. All of the Company’s named executive officers identified in the Summary Compensation Table below who held SkyTerra LP options participated in the Option Exchange.

To date, the number of Company stock options or shares of Company restricted stock that have been granted to our named executive officers has been determined on a discretionary rather than a formula basis by the Compensation Committee. The 2006 fiscal year was the first year that we granted restricted stock, as opposed to options, to our named executive officers. The 2006 awards of restricted stock were designed to enhance retention and performance by providing for a three-year vesting schedule for one-third of the grant, and tying the other two-thirds to stock performance metrics. Subsequent grants were made without performance vesting elements, but in some cases included additional option grants that vested only upon achieving specified individual performance objectives, as summarized below.

On May 5, 2008 the Company granted Mr. Good and Mr. Macleod 600,000 and 400,000 shares, respectively, of restricted stock. Each award vests in three equal, annual tranches beginning January 1, 2009. No other SkyTerra or SkyTerra LP equity awards were granted to any of the named executive officers in 2008, other than the restricted stock grant made to Mr. Caplan as summarized above.

On February 23, 2009 the Company granted Mr. Montagner the following options to purchase common stock of the Company: an option to purchase 300,000 shares at a strike price of $3.375 per share, which vests in three equal, annual tranches beginning on the first anniversary of the grant date, and an option to purchase 300,000 shares at a strike price of $3.375 per share, which vests upon the achievement of at least one performance condition from among several outlined in the grant, including completion of specified capital raising, distribution, or other strategic transactions. Additionally, on February 23, 2009 the Company granted Mr. Montagner 100,000 shares of restricted stock of the Company which vest in three equal, annual tranches beginning on the first anniversary of the grant date.

On March 6, 2009 the Company granted Mr. Epstein the following options to purchase common stock of the Company: an option to purchase 300,000 shares at a strike price of $2.85 per share, which vests in three equal, annual tranches beginning on the first anniversary of the grant date, and an option to purchase 300,000 shares at a strike price of $2.85 per share, which vests upon the achievement of at least one performance condition from among several outlined in the grant, including achievement of specified regulatory, spectrum and strategic milestones. Additionally, on March 6, 2009 the Company granted Mr. Epstein 100,000 shares of restricted stock of the Company which vest in three equal, annual tranches beginning on the first anniversary of the grant date.

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

Grant Policies

Subject to certain exceptions set forth below, the Company’s annual stock option grants to executives and others in recent years have coincided with the meeting of the Compensation Committee following year-end at which discretionary bonuses are considered. Except in the case of new hires, the Compensation Committee does not generally grant options on other dates. The grant date is established when the Company’s Compensation Committee approves the grant. The exercise price of each of our stock options grants under the 2006 Equity and Incentive Plan is, in accordance with the 2006 Plan, to be at fair market value on the date of grant based on the average of the closing bid and ask price on the grant date. The 1998 Long-Term Incentive Plan similarly provides for grants at the fair market value on the date of grant, though we do not expect significant activity under that plan. If at the time of any planned option grant date any member of our Board of Directors or executive team is aware of material non-public information, the Company would not generally make the planned stock option grant. In such event, as soon as practical after material information is made public, the Compensation Committee will have a specially called meeting and/or otherwise take all necessary steps to authorize a stock option grant. The Compensation Committee has fixed the form of agreement for such grants and delegated authority within a narrowly defined matrix for the Chief Executive Officer of the Company to make grants of options to purchase shares of Company common stock at the time of beginning employment with the Company or any subsidiary to individuals at the level of Vice President and below. For additional information regarding the grants of stock options and restricted stock to our named executive officers in 2008, please see the table entitled 2008 Grants of Plan-Based Awards below.

As certain options issued by the Company to its employees were issued at exercise prices that were significantly above the then-fair market value of the underlying securities due to a significant decline in the trading value of the Company’s common stock subsequent to their respective issuances, the Compensation Committee determined that in order to properly incent and retain its employees, the exercise price of those options should be modified to the current market value of the underlying securities. On February 22, 2008 the Board of Directors of the Company approved a modification of certain outstanding options to purchase the Company’s common stock that decreased the exercise prices of certain options to an exercise price equal to the current fair market value of the underlying common stock.

Accounting and Tax Considerations

Under SFAS No. 123(R), Share Based Payments, we are required to value unvested stock options and restricted stock granted prior to our adoption of SFAS No. 123(R), and all options and restricted stock granted after our adoption of SFAS No. 123(R), under the fair value method and expense those amounts in the income statement over the stock option’s vesting period.

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

Compensation Committee

Jose A. Cecin, Jr.
Paul S. Latchford, Jr.

Summary Compensation Table

The following table sets forth information concerning compensation for our Chief Executive Officer, Chief Financial Officer, our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2008, and Robert Lewis, for whom disclosure would have been provided but for the fact that he was not serving as an executive officer as of December 31, 2008 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary $		Bonus $			Stock Awards $(1)		Option Awards $(1)		All Other Comp ($)			Total
Alexander Good Chief Executive Officer and President (2)	2008 2007 2006	$ $ $	625,200 600,000 434,137	$ $ $	750,240 717,800 325,520	(3)	$ $ $	2,255,751 2,446,602 55,700	$ $ $	- - -	$ $ $	12,110 12,024 11,631	(4) (5) (6)	$ $ $	3,643,301 3,776,426 826,988
Scott Macleod Executive Vice President, Chief Financial Officer and Treasurer (7)	2008 2007 2006	$ $ $	390,750 375,000 302,500	$ $ $	351,675 243,750 148,958		$ $ $	1,492,939 1,223,294 310,291	$ $ $	2,189,388 1,694,038 1,226,962	$ $ $	11,213 11,339 24,111	(8) (9) (10)	$ $ $	3,786,694 3,547,421 2,012,822
Andrew Caplan Chief Network Officer, SkyTerra LP	2008		$337,588		$552,553	(11)		$243,193		$794,927		$11,547	(12)		$1,939,809
Randy Segal Senior Vice President, General Counsel and Secretary (13)	2008		$256,857		$154,114			$-		$-		$11,628	(14)		$422,599
James A. Wiseman Vice President and Corporate Controller (Principal Accounting Officer) (15)	2008 2007	$ $	223,326 80,385	$ $	80,398 110,000	(16)	$ $	- -	$ $	87,307 22,242	$ $	10,757 313	(17)	$ $	401,788 212,940
Robert Lewis Former Senior Vice President, General Counsel and Secretary (18)	2008 2007 2006	$ $ $	35,481 115,510 205,000	$ $ $	- 125,000 765,000	(19)	$ $ $	296,856 245,568 -	$ $ $	- - -	$ $ $	140,000 - 10,000	(20) (21)	$ $ $	472,337 486,078 980,000

(1)

The amounts shown in this column are the amounts that we recognized as compensation expense in the year shown pursuant to SFAS No. 123(R), except that in accordance with the rules of the SEC, these figures do not include estimates of forfeitures related to service-based vesting conditions. For a discussion of the assumptions used in the valuation under SFAS No. 123(R) see Note 7 to our consolidated financial statements beginning on page F-23 of our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Mr. Good also serves as SkyTerra LP’s Chief Executive Officer, President and Vice Chairman.
(3)

Comprised of a $267,800 special bonus paid out in accordance with Mr. Good’s employment agreement upon Mr. Good’s stock options in TerreStar Networks Inc. becoming freely exercisable, marketable or “liquid,” and $450,000 related to 2007 performance.

(4)	Includes $9,200 of employer contributions to the Company's tax-qualified retirement plan and $2,910 related to long-term disability benefits.
(5)	Includes $9,000 of employer contributions to the Company's tax-qualified retirement plan and $3,024 related to long-term disability benefits.

(6)	Includes $8,800 of employer contributions to the Company’s tax-qualified retirement plan and $2,831 related to long-term disability benefits.
(7)	Mr. Macleod also serves as SkyTerra LP’s Executive Vice President and Chief Financial Officer.

(8) Includes $9,200 of employer contributions to the Company’s tax-qualified retirement plan, and $2,013 related to long-term disability benefits.

(9) Includes $9,000 of employer contributions to the Company’s tax-qualified retirement plan, and $2,339 related to long-term disability benefits.

(10)	Includes $14,047 of relocation expenses, $8,800 of employer contributions to the Company’s tax-qualified retirement plan, and $1,264 related to long-term disability benefits.
(11)	Includes $350,000 retention bonus paid in two installments: $175,000 on August 15, 2008 and $175,000 on December 29, 2008. The remainder comprises Mr. Caplan’s annual performance bonus for 2008.
(12)	Includes $9,200 of employer contributions to the Company’s tax-qualified retirement plan, and $2,437 related to long-term disability benefits.
(13)	Ms. Segal also serves as SkyTerra LP's Senior Vice President, General Counsel and Secretary.
(14)	Includes $9,200 of employer contributions to the Company's tax-qualified retirement plan and $2,428 related to long-term disability benefits.
(15)	Mr. Wiseman joined the Company in August, 2007. He also serves as SkyTerra LP’s Vice President and Corporate Controller.
(16)	Comprised of a $44,000 sign-on bonus paid in accordance with Mr. Wiseman’s offer letter and $66,000 related to 2007 performance.
(17)	Includes $9,200 of employer contributions to the Company’s tax-qualified retirement plan and $1,557 related to long-term disability benefits.
(18)	Mr. Lewis’s employment with the Company was terminated on April 25, 2008.

(19)

Represents a one-time bonus received in recognition of Mr. Lewis’s role in connection with the significant transactions consummated in 2006, including the special dividend distribution of Hughes Communications to the Company’s security holders and the MSV Exchange Transactions.

(20)	Represents severance payment made upon termination of employment.
(21)	Represents the Company’s contribution to a Simple IRA plan.

Employment Contracts

Each of the named executive officers is party to an employment agreement, offer letter, or other contract that governs certain terms of their employment. The principal terms of these agreements are summarized below.

Mr. Good

Mr. Good is party to an employment agreement dated May 5, 2008, providing his employment as the Company’s Chief Executive Officer, President and Chairman, as well as Chief Executive Officer and President of SkyTerra LP and Vice Chairman of SkyTerra LP. Under Mr. Good’s employment agreement, during his term of employment, the Company and SkyTerra LP are required to nominate Mr. Good for election to their respective Boards of Directors. Mr. Good’s employment agreement has a three-year term and renews on a day-by-day, continuous basis. However, the remaining term may be modified upon a majority vote of the Boards of Directors of the Company and SkyTerra LP to be a three-year fixed term with automatic two-year renewals unless either party gives written notice at least 24 months prior to the term’s expiration that the term will not be extended.

Mr. Good’s annual base salary under his employment agreement is $625,200, and he is entitled to an annual bonus payment equal to 100% of his base salary. The Boards of the Company and SkyTerra LP may, however, elect to pay a bonus to Mr. Good that is less than 100% of base salary if the boards determine that Mr. Good failed to satisfactorily perform objectives mutually agreed upon by him and the Compensation Committee, and, in some circumstances, giving Mr. Good a reasonable period of time to cure such failure. The Boards of the

Company and SkyTerra LP may also approve a bonus in an amount greater than 100% of base salary if Mr. Good exceeds the Board’s expectations of his performance. The agreement also provides that the Company and SkyTerra LP will maintain life insurance for Mr. Good in an amount equal to two times his annual base salary and accident/long-term disability insurance at a level equal to 50% of his base salary.

Mr. Good’s employment agreement also provides severance benefits under the circumstances described under the caption “Potential Payments Upon Termination and Change of Control.” Mr. Good’s employment agreement also provides for certain benefits upon the occurrence of a Change of Control (as defined in the employment agreement) described under the caption “Potential Payments Upon Termination and Change of Control.”

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

Mr. Macleod

Mr. Macleod is party to an employment agreement dated May 5, 2008, providing his employment as the Company’s and SkyTerra LP’s Chief Financial Officer. Mr. Macleod’s employment agreement has a three-year term and renews on a day-by-day, continuous basis. However, the remaining term may be modified upon a majority vote of the Boards of Directors of the Company and SkyTerra LP to be a three-year fixed term with automatic one-year renewals unless either party gives written notice at least 12 months prior to the term’s expiration that the term will not be extended.

Mr. Macleod’s annual base salary under his employment agreement is $390,750, and he is entitled to an annual bonus payment equal to 75% of his base salary. The Boards of the Company and SkyTerra LP may, however, elect to pay a bonus to Mr. Macleod that is less than 75% of base salary if the boards determine that Mr. Macleod failed to satisfactorily perform objectives mutually agreed upon by him and the Compensation Committee, and, in some circumstances, giving Mr. Macleod a reasonable period of time to cure such failure. The Boards of the Company and SkyTerra LP may also approve a bonus in an amount greater than 75% of base salary if Mr. Macleod exceeds the Board’s expectations of his performance. The agreement also provides that the Company and SkyTerra LP will maintain life insurance for Mr. Macleod in an amount equal to two times his annual base salary and accident/long-term disability insurance at a level equal to 50% of his base salary.

Mr. Macleod’s employment agreement also provides severance benefits under the circumstances described under the caption “Potential Payments Upon Termination and Change of Control.” Mr. Macleod’s employment agreement also provides for certain benefits upon the occurrence of a Change of Control (as defined in the employment agreement) described under the caption “Potential Payments Upon Termination and Change of Control.”

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

Mr. Caplan

Mr. Caplan is party to an offer letter with SkyTerra LP dated January 13, 2007. Under this agreement, Mr. Caplan’s original base salary was $275,000 (which base salary has since been increased to $351,767) and his discretionary bonus target is 50% of his annualized salary. Mr. Caplan is also a party to certain retention bonus and restricted stock award aimed at retaining his services. On August 4, 2008 the Company entered into an agreement with Mr. Caplan whereby it agreed to pay Mr. Caplan a retention bonus in two installments: the first installment of $175,000 was paid on August 15, 2008, and the second installment of $175,000 was paid on December 29, 2008. Pursuant to the terms of the agreement, if prior to August 15, 2010, Mr. Caplan’s employment with the Company is terminated by the Company for Cause, as defined in the Company’s 2006 Equity and Incentive Plan, or he terminates his employment with the Company (other than for “Good Reason” as defined in the 2006 Equity and Incentive Plan), he will repay to the Company that portion of the retention bonus that has previously been paid to him (without interest) within 30 days following actual termination. Additionally, as part of that agreement, the Company granted 50,000 shares of restricted stock to Mr. Caplan. The award was granted August 15, 2008 and will vest in full on August 15, 2010, unless Mr. Caplan’s employment with the Company is terminated by the Company for Cause or he terminates his employment with the Company (other than for “Good Reason” as defined in the 2006 Equity and Incentive Plan). Mr. Caplan’s offer letter also provides severance benefits under the circumstances described under the caption “Potential Payments Upon Termination and Change of Control.”

Mr. Wiseman

Mr. Wiseman is party to an offer letter with SkyTerra LP dated July 13, 2007. Under this agreement, Mr. Wiseman’s original base salary was $220,000 (which base salary has since been increased to $232,706) and his discretionary bonus target is 30% of his annualized salary.  Under the offer letter, Mr. Wiseman received a one-time sign-on bonus of $44,000.  Mr. Wiseman’s offer letter also provides severance benefits under the circumstances described under the caption “Potential Payments Upon Termination and Change of Control.”

Ms. Segal

Ms. Segal is party to an executive severance agreement with SkyTerra Communications Inc. which provides severance and other benefits under the circumstances described under the caption “Potential Payments Upon Termination and Change of Control.”

Messrs. Montagner and Epstein

Messrs. Montagner and Epstein are each a party to an offer letter with SkyTerra Communications. Under their respective agreements, Messrs. Montagner’s and Epstein’s base salaries are each $407,161, and they are each eligible for an annual discretionary bonus equal to 75% of their respective base compensation, as determined by corporate and individual performance. Messrs. Montagner and Epstein’s respective offer letters also provide for certain benefits upon termination by the Company or by each of them for “Good Reason” as described under the caption “Potential Payments Upon Termination and Change of Control.”

2008 Grants of Plan-Based Awards

The following table contains information concerning grants of plan-based awards to the named executive officers in 2008.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: No. of Shares of Stock or Units (#)	All Other Option Awards: No. of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1)
		Threshold ($)	Target ($)	Max. ($)	Threshold (#)	Target (#)	Max. (#)
Alexander Good	5/5/08	-	-	-	-	-	-	600,000	-	-	$4,734,000
Scott Macleod	5/5/08	-	-	-	-	-	-	400,00	-	-	$3,156,000
Andrew Caplan	8/15/08 2/22/08	- -	- -	- -	- -	- -	- -	50,000 -	- 300,000	- -	$ 225,000 $ 222,061 (2)
Randy Segal	-	-	-	-	-	-	-	-	-	-	-
James A. Wiseman	2/22/08	-	-	-	-	-	-	-	56,400	-	$ 52,542 (3)
Robert Lewis	-	-	-	-	-	-	-	-	-	-	-

(1)

The amount shown in this column represents the grant date fair value determined pursuant to SFAS No. 123(R). For a discussion of the assumptions used in the valuation under SFAS No. 123(R) see Note 7 to our consolidated financial statements beginning on page F-23 of our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)

Represents the incremental fair value determined pursuant to SFAS No. 123(R) resulting from the February 22, 2008 modification to the strike price of 300,000 SkyTerra options held by Mr. Caplan on that date from $10.90 per share to $7.425 per shares.

(3)

Represents the incremental fair value determined pursuant to SFAS No. 123(R) resulting from the February 22, 2008 modification to the strike price of 56,400 SkyTerra options held by Mr. Wiseman on that date from $12.41 per share to $7.425 per shares.

Outstanding Equity Awards at Fiscal Year End - 2008

The following table shows outstanding SkyTerra equity awards held by the named executive officers as of December 31, 2008.

As described in “Compensation Discussion and Analysis,” on August 6, 2008 the Company completed an offer to all SkyTerra LP option holders as of that date, to grant them new SkyTerra options, generally in exchange for surrender and termination of their SkyTerra LP options (the “Option Exchange”). All participating U.S. SkyTerra LP option holders received options to purchase shares of SkyTerra common stock pursuant to the terms of the Option Exchange at a ratio of 2.82 SkyTerra options for each SkyTerra LP option terminated, with an exercise price equal to the exercise price of the SkyTerra LP options terminated divided by 2.82. Sale of all shares subject to the options received upon exchange is subject to restriction until May 1, 2010, with certain exceptions that could result in earlier release of the restrictions.

	Option Awards									Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alexander Good	1,128,000 564,000	(2) (3)	-		-	-	$2.287 $2.287		2/27/14 2/27/15	1,000,000	(4)	$1,815,000	-	-
Scott Macleod	423,000	(5)	211,500	(5)	-	-	$7.425		1/27/16	600,000	(6)	$1,089,000	-	-
Andrew Caplan	100,000		200,000		-	-	$7.425	(7)	1/29/17	125,000	(8)	$226,875	-
Randy Segal	282,000 141,000	(9) (10)	-		-	-	$2.287 $2.287		9/18/14 9/18/15	-		-	-	-
James A. Wiseman	18,800		37,600		-	-	$7.425	(11)	8/20/17	-		-	-	-
Robert Lewis	10,000		-		-	-	$21.53		1/28/15	-		-	-	-

(1)

This column reflects the market value of outstanding SkyTerra stock awards on the final day of trading in 2008. On December 31, 2008, the average of the closing bid and asked prices on the Over the Counter Bulletin Board, was $1.815 per share.

(2)	Represents SkyTerra options received in the Option Exchange in exchange for 400,000 SkyTerra LP options.
(3)	Represents SkyTerra options received in the Option Exchange in exchange for 200,000 SkyTerra LP options.
(4)

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

On May 5, 2008 a grant of 600,000 shares of restricted stock to Mr. Good became effective. The award vests in three equal, annual tranches beginning January 1, 2009.

(5)	Represents SkyTerra options received in the Option Exchange in exchange for 225,000 SkyTerra LP options.
(6)

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

On May 5, 2008 a grant of 400,000 shares of restricted stock to Mr. Macleod became effective. The award vests in three equal, annual tranches beginning January 1, 2009.

(7)	Original strike price of $10.90 per share amended to $7.425 per share as a result of February 22, 2008 repricing described above.
(8)

On January 29, 2007 a grant of 75,000 shares of restricted stock to Mr. Caplan under the 2006 Equity and Incentive Plan became effective. Such shares will vest as follows: (i) 33.34% of the shares (25,000 shares) on December 18, 2009; (ii) 33.33% of the shares (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $20 per share; and (iii) 33.33% of the shares (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $25 per share.

On August 15, 2008 a grant of 50,000 shares of restricted stock to Mr. Caplan became effective. The award will vest in full on August 15, 2010.

(9)	Represents SkyTerra options received in the Option Exchange in exchange for 100,000 SkyTerra LP options.
(10)	Represents SkyTerra options received in the Option Exchange in exchange for 50,000 SkyTerra LP options.
(11)	Original strike price of $12.41 per share amended to $7.425 per share as a result of February 22, 2008 repricing described above.

Option Exercises and Stock Vested – 2008

The following table summarizes the exercise of stock options and the vesting of stock awards held by our named executive officers during 2008.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Alexander Good	-	$-		-	$-
Scott Macleod	-	$-		-	$-
Andrew Caplan	-	$-		-	$-
Randy Segal	-	$-		-	$-
James A. Wiseman	-	$-		-	$-
Robert Lewis	80,000	$238,320	(1)	25,000	$195,250 (2)

(1)

On July 24, 2008 Mr. Lewis exercised incentive stock options to purchase 80,000 shares of the Company’s common stock (20,000 shares at $0.56 per share, 40,000 shares at $0.60 per share, and 20,000 shares at $1.444 per share). The value realized on exercise represents the difference between the aggregate strike price of shares exercised and the aggregate value of shares underlying the options based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board on July 24, 2008, of $3.78 per share.

(2)

Upon his termination of employment with the Company on April 25, 2008, 25,000 shares of the Company’s restricted stock held by Mr. Lewis vested in accordance with the terms of his employment agreement. The value realized on vesting represents the aggregate value of shares vested based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board on April 25, 2008, of $7.81 per share.

On January 27, 2006, SkyTerra LP granted 50,000 phantom SkyTerra LP Limited Investor Units to Mr. Macleod. This phantom unit award vests over five years as follows: 20,000 units vested on the second anniversary of the grant and 10,000 units will vest on each subsequent anniversary date of the grant thereafter, subject to certain acceleration provisions. Pursuant to the terms of the agreement, upon vesting, the phantom SkyTerra LP Limited Investor Units are payable either in cash or shares of the Company’s common stock at a ratio of 2.82 shares of the common stock per limited investor unit (ratio of options to purchase shares of SkyTerra common stock received in exchange for SkyTerra LP options by participants in the Option Exchange). Upon the vesting of 20,000 units in January 2008 the Company paid Mr. Macleod $365,895 cash in lieu of shares.

Pension Plan / Nonqualified Deferred Compensation Plan

None of the named executive officers participate in any deferred benefit pension plan or nonqualified deferred compensation plan.

Potential Payments upon Termination or Change in Control

Mr. Good

Mr. Good has entered into an employment agreement with the Company (described above under “Employment Contracts”). Pursuant to the employment agreement, if Mr. Good's employment is terminated without Cause (as defined below) or upon Mr. Good’s termination of his employment for Good Reason (as defined below), Mr. Good will be entitled to the following:

•	a lump sum payment equal to two times the sum of his annual base salary and bonus at 100% of base salary;
•	a pro rata bonus payment (at 100% of base salary) for the portion of the current year worked;
•	continued coverage, at the levels then in effect, under the Company’s health care plans (or equivalent payments to cover Mr. Good’s COBRA premiums) for two years after termination;
•	continued payment of life and accident/long-term disability insurance, at the levels then in effect, for two years after termination;
•	payment of all accrued but unpaid payments and benefits; and
•	accelerated vesting of all Company and SkyTerra LP options and restricted stock and continued ability to exercise options through the options’ original expiration date.

Mr. Good’s employment may not be terminated for Good Reason unless he provides the Company and SkyTerra LP with written notice stating the basis of such termination and the Company and SkyTerra LP fail to cure the action or inaction constituting such basis within 30 days after receipt of such notice.

For purposes of Mr. Good’s employment agreement, the term “Cause” means:

(a)  the willful and continued failure of the executive to substantially perform his duties with the Company and SkyTerra LP (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the executive by the Boards of the Company and SkyTerra GP Inc., SkyTerra LP’s corporate general partner, which specifically identifies the manner in which the Board believes that the executive has not substantially performed his duties;

(b)  the willful engaging by the executive in gross misconduct which is materially and demonstrably injurious to the Company or SkyTerra LP;

(c)  material breach of fiduciary duty to the Company or SkyTerra LP that results in personal profit to the executive at the expense of the Company or SkyTerra LP; or

(d)  the executive is convicted of or pleads nolo contendre to a state or Federal felony, or the executive willfully violates any law, rule or regulation (other than traffic violations, misdemeanors or similar offenses) or cease-and-desist order, court order, judgment or supervisory agreement, which violation is materially and demonstrably injurious to the Company or SkyTerra LP.

For purposes of Mr. Good’s employment agreement, the term “Good Reason” means:

(a)  a material diminution in the executive’s duties inconsistent with the executive’s position (including status, offices, titles and reporting requirements), authority, duties or responsibilities contemplated by the employment agreement, or any other action by the Company or SkyTerra LP which results in a material diminution in any respect in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith that is remedied by the Company or SkyTerra LP promptly after receipt of notice thereof given by the executive;

(b)  a change in the executive’s reporting from solely and directly to the Boards of the Company and SkyTerra LP;

(c)  a material reduction in annual base salary or a material reduction in annual bonus from the existing level of 100% of base salary;

(d)  the Company or SkyTerra LP requiring the executive to be based at any office more than 25 miles from the executive’s current office in Reston, VA;

(e)  a material diminution in the executive’s benefits as a result of the failure by the Company or SkyTerra LP (i) to continue in effect any compensation plan in which the executive participates that is material to the executive’s total compensation, unless he has been offered participation in an economically equivalent compensation arrangement or (ii) to continue the executive’s participation in any such compensation plan on a basis not materially less favorable, both in terms of the amount of compensation provided and the level of the executive’s participation relative to other participants, than existed prior to such failure;

(f)the material failure by the Company or SkyTerra LP to continue to provide the executive with benefits substantially similar to those enjoyed by the executive under any of the Company’s or SkyTerra LP’s pension, life insurance, medical, health and accident, disability or other welfare plans in which the executive was participating immediately prior to such failure; or

(g)	a material breach by the Company or SkyTerra LP of the employment agreement.

Mr. Good’s employment agreement provides that, immediately prior to a change in control (as defined below), the vesting of all Company and SkyTerra LP options and restricted stock will be accelerated and, in the case of stock options, shall remain exercisable for their respective original terms.

For purposes of Mr. Good’s employment agreement, the term “change in control” means any of the following:

(a)  any person or group of persons (as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934), but other than Harbinger Capital Partners or affiliated funds of Harbinger Capital Partners, together with its affiliates, excluding employee benefit plans, is or becomes, directly or indirectly, the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) of securities of the Company or SkyTerra LP representing 40% or more of the combined voting power of the Company’s or SkyTerra LP’s then outstanding securities;

(b)  the dissolution or liquidation of SkyTerra LP or a merger, consolidation, or reorganization of the Company or SkyTerra LP with one or more other entities in which the Company or SkyTerra LP is not the surviving entity, or the sale of substantially all of the assets of the Company or SkyTerra LP to another person or entity (excluding a merger of SkyTerra LP into the Company);

(c)  any transaction (including without limitation a merger or reorganization in which the Company or SkyTerra LP is the surviving entity) which results in any person or entity (other than Harbinger Capital Partners or affiliated funds of Harbinger Capital Partners) owning more than 50% of the combined voting power of all classes of securities of the Company or SkyTerra LP;

(d)  in instances where Harbinger Capital Partners or affiliated funds of Harbinger Capital Partners own or control more than 50% of the combined voting power of all classes of securities of the Company or SkyTerra LP, any transaction which results in a third party owning or controlling more than 50% of Harbinger Capital Partners’ or affiliated funds of Harbinger Capital Partners’ combined voting power of all classes of securities in the Company or SkyTerra LP; and

(e)  individuals who at the beginning of any two-year period constitute the Board of Directors of the Company or SkyTerra GP Inc., plus new directors whose election or nomination for election by the Company’s stockholders or SkyTerra LP’s partners is approved by a vote of at least two-thirds of the directors of the Company or SkyTerra GP Inc. still in office who were directors at the beginning of such two-year period, cease for any reason during such two-year period to constitute at least two-thirds of the members of the applicable Board.

A change in control does not include (i) an initial public offering by SkyTerra LP or any successor thereto, (ii) the consummation of the conversion of SkyTerra LP or its business into a corporation or (iii) any transaction resulting in SkyTerra’s ownership in SkyTerra LP increasing.

Mr. Good’s employment agreement requires the Company and SkyTerra LP to make a “gross-up” payment to Mr. Good in an amount necessary to cover any excise tax imposed under Section 4999 of the Internal Revenue Code on payments to Mr. Good in the event of a change in control or if any other payments or benefits payable to Mr. Good under the employment agreement or otherwise are subject to such excise tax.

Mr. Macleod

Mr. Macleod has entered into an employment agreement with the Company (described above under “Employment Contracts”). Pursuant to the employment agreement, if Mr. Macleod’s employment is terminated without Cause (as defined above in the description of Mr. Good’s agreement) or upon Mr. Macleod’s termination of his employment for Good Reason (as defined below), Mr. Macleod will be entitled to the following:

•	a lump sum payment equal to the sum of his annual base salary and bonus at 75% of base salary;
•	a pro rata bonus payment (at 75% of base salary) for the portion of the current year worked;
•	continued coverage, at the levels then in effect, under the Company’s health care plans (or equivalent payments to cover Mr. Macleod’s COBRA premiums) for one year after termination;
•	continued payment of life and accident/long-term disability insurance, at the levels then in effect, for one year after termination;
•	payment of all accrued but unpaid payments and benefits; and
•	accelerated vesting of all Company and SkyTerra LP options and restricted stock and continued ability to exercise options through the options’ original expiration date.

Mr. Macleod’s employment may not be terminated for Good Reason unless he provides the Company and SkyTerra LP with written notice stating the basis of such termination and the Company and SkyTerra LP fail to cure the action or inaction constituting such basis within 30 days after receipt of such notice.

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

Mr. Macleod’s employment agreement provides that, immediately prior to a change in control (as defined above in the description of Mr. Good’s agreement), the vesting of all Company and SkyTerra LP options and restricted stock will be accelerated and, in the case of stock options, shall remain exercisable for their respective original terms.

Mr. Macleod’s employment agreement requires the Company and SkyTerra LP to make a “gross-up” payment to Mr. Macleod in an amount necessary to cover any excise tax imposed under Section 4999 of the Internal Revenue Code on payments to Mr. Macleod in the event of a change in control or if any other payments or benefits payable to Mr. Macleod under the employment agreement or otherwise are subject to such excise tax.

Restricted Stock Awards for Messrs. Good and Macleod

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

For purposes of Mr. Good’s and Mr. Macleod’s restricted stock award agreements, “Good Reason” means the occurrence (without the executive’s express written consent) of any of the following events: (i) a ten or more percent reduction in the executive’s annual base salary (including any base salary paid by SkyTerra LP to executive) as in effect immediately prior the date of the agreement; (ii) being stripped of the title of CEO or CFO, as the case may be, at either the Company or SkyTerra LP; or (iii) the relocation of the executive’s principal place of employment to a location more than fifty (50) miles from the executive’s principal place of employment immediately prior to the date hereof or the Company’s requiring the executive to be based anywhere other than such principal place of employment (or permitted relocation thereof) except for required travel on the Company’s business to an extent substantially consistent with the executive’s business travel obligations prior to the date of the agreement.

Mr. Caplan

Mr. Caplan’s offer letter provides that if his employment is terminated during the three year period following January 29, 2007 without cause, Mr. Caplan is entitled to (i) the sum of his annual base salary and target bonus and (ii) immediate vesting of and continued ability to exercise options for one year following termination of employment and continued vesting or exercise of restricted stock.

The agreement covering Mr. Caplan’s Company stock options provides that: (i) upon the termination by SkyTerra LP of Mr. Caplan’s employment other than for Cause (as defined in the 2006 Equity and Incentive Plan), all unvested options will immediately vest and remain exercisable for one year from the date of termination; (ii) upon the termination by Mr. Caplan of his employment with the Company for good reason within one year following a change of control of the Company, all unvested options will immediately vest and remain exercisable for one year from the date of such termination; and (iii) upon the termination by Mr. Caplan of his employment with the Company, other than for good reason, within one year following a change of control of the Company, Mr. Caplan has 90 days from the termination to exercise any vested options and all unvested options are extinguished on the date of such termination.

The agreement covering Mr. Caplan’s Company restricted stock provides that: (i) upon the termination by SkyTerra LP of Mr. Caplan’s employment other than for Cause (as defined in the 2006 Equity and Incentive Plan), all unvested restricted stock will immediately vest.

Under Mr. Caplan’s Change of Control Agreement with SkyTerra LP, if  a change of control of SkyTerra LP (as defined in the  agreement) occurs and, within two years following such change of control, SkyTerra LP terminates Mr. Caplan’s employment without cause or Mr. Caplan terminates his employment for good reason, Mr. Caplan is entitled to (i) a lump sum severance payment in an amount equal to the sum of  Mr. Caplan’s base salary and his average bonus for 12  months; and (ii) continued coverage of group term life insurance, health insurance, accident and long-term disability insurance benefits for a period of 12 months following the termination.

Ms. Segal

Ms. Segal has entered into an executive severance agreement with the Company. The term of the agreement extends through June 30, 2012, with provisions for annual extensions or termination beginning July 1, 2011, on 15 months’ notice. Pursuant to the severance agreement, if Ms. Segal’s employment is terminated without Cause (as defined above in the description of Mr. Good’s agreement) or upon Ms. Segal’s termination of her employment for Good Reason (as defined below), Ms. Segal will be entitled to the following:

•	a lump sum payment equal to the sum of her annual base salary and target annual bonus (currently 50% of base salary);
•	a pro rata portion of the target annual bonus (currently 50% of base salary) for the portion of the current year worked;
•	continued coverage, at the levels then in effect, under the Company’s health care plans (or equivalent payments to cover Ms. Segal’s COBRA premiums) for one year after termination;
•	continued payment of life and accident/long-term disability insurance, at the levels then in effect, for one year after termination;
•	if requested by Ms. Segal, outplacement services for a period of one year after termination; and
•	accelerated vesting of all Company options and restricted stock and continued ability to exercise options through the options’ original expiration date.

Ms. Segal may not terminate her employment for Good Reason unless she provides the Company with written notice stating the basis of such termination, the Company fails to cure the action or inaction constituting such basis within 30 days after receipt of such notice, and Ms. Segal then terminates her employment within six months following the initial existence of such Good Reason.

For purposes of Ms. Segal’s agreement, the term “Good Reason” has the same meaning as described above for Mr. Good under his employment agreement, except that clause (a) provides that “Good Reason” would include any change in Ms. Segal’s function, status and/or title so that she is no longer the chief officer responsible for her function at the Company, clause (b) is not included, and clause (c) references Ms. Segal’s target bonus.

Messrs. Montagner and Epstein

Under Messrs. Montagner’s and Epstein’s offer letters, if their respective employment is terminated without Cause (as defined below) or upon their respective termination of employment for Good Reason (as defined below), each of them would be entitled to the following:

•	a lump sum payment equal to the sum of his annual base salary and bonus at 75% of base salary;
•	reimbursement or payment for COBRA costs for continuing health care insurance for one year after termination;
•	reimbursement of reasonable business expenses incurred prior to termination; and
•	accelerated vesting of all time- and performance-based Company options and restricted stock.

Messrs. Montagner and Epstein’s employment may not be terminated for Good Reason unless they provide the Company with written notice stating the basis of such termination and the Company fails to cure the action or inaction constituting such basis within 30 days after receipt of such notice.

For purposes of Messrs. Montagner and Epstein’s offer letters, the following definitions are provided:

The term “Cause” shall mean (i) the willful and continued failure of the executive to substantially perform his duties with the company (other than as may result from incapacity due to physical or mental illness); (ii) the willful engaging by the executive in gross misconduct which is materially and demonstrably injurious to the Company; (iii) material breach of fiduciary duty to the Company that results in personal profit to the executive at the expense of the Company; or (iv) the executive is convicted or pleads nolo contendre to a felony under Federal or state law or willfully violates any law, rule or regulation, or any cease-and-desist order, court order, judgment or supervisory agreement, which violation is materially and demonstrably injurious to the Company.

The term “Good Reason” shall mean any material adverse change to the offer letter, including (i) a material reduction of salary or bonus; (ii) a material reduction in title and/or scope of responsibilities; and (iii) relocation of the office to greater than 50 miles from the Reston office location.

Mr. Wiseman

Mr. Wiseman’s offer letter provides that if his employment is terminated during the two year period following August 20, 2007 without cause, Mr. Wiseman is entitled to six months of salary and target bonus.

The agreement covering Mr. Wiseman’s Company stock options provides that: (i) upon the termination by the Company or SkyTerra LP of Mr. Wiseman’s employment other than for Cause (as defined in the 2006 Equity and Incentive Plan), all unvested options will immediately vest and remain exercisable for one year from the date of termination; (ii) upon the termination by Mr. Wiseman of his employment with the Company for good reason within one year following a change of control of the Company, all unvested options will immediately vest and remain exercisable for one year from the date of such termination; and (iii) upon the termination by Mr. Wiseman of his employment with the Company, other than for good reason, within one year following a change of control of the Company, Mr. Wiseman has 90 days from the termination to exercise any vested options and all unvested options are extinguished on the date of such termination.

Under Mr. Wiseman’s Change of Control Agreement with SkyTerra LP, if  a change of control of SkyTerra LP (as defined in the  agreement) occurs and, within two years following such change of control, SkyTerra LP terminates Mr. Wiseman’s employment without cause or Mr. Wiseman terminates his employment for good reason, Mr. Wiseman is entitled to (i) a lump sum severance payment in an amount equal to the sum of  Mr. Wiseman’s base salary and his average bonus for 12  months; and (ii) continued coverage of group term life insurance, health insurance, accident and long-term disability insurance benefits for a period of 12 months following the termination.

Quantification of Potential Payments

Assuming that the named executive officer's employment was terminated on the last day of our 2008 fiscal year, the table below shows the amounts that would have been paid to each of our named executive officers based on the termination circumstances set forth in the table.

	Termination Following Change in Control					Termination without Cause (non-Change in Control)
Name	Cash Severance ($)	Benefits Continuation ($)		Equity Value ($)		Cash Severance ($)	Benefits Continuation ($)		Equity Value ($)
Alexander Good	$2,500,800	$46,411	(1)	$1,331,001	(2)	$2,500,800	$46,411	(1)	$1,331,001 (2)
Scott Macleod	$683,812	$22,573	(3)	$1,384,422	(4)	$683,812	$22,573	(3)	$1,384,422 (4)
Andrew Caplan	$527,651	$-		$589,875	(5)	$527,651	$20,430	(6)	$589,875 (5)
Randy Segal	$401,468	$20,430	(6)	$-		$401,468	$20,430	(6)	$-
James A. Wiseman	$302,518	$-		$68,224	(7)	$151,259	$20,430	(6)	$68,224 (7)

(1)

Represents the value of the continuation of benefits upon a termination, including twenty-four (24) months of continued medical and dental insurance coverage and continued payment of life and accident/long-term disability insurance, at the levels then in effect, upon termination following a change in control or termination without cause.

(2)

Represents the value of 733,334 unvested shares of the Company’s restricted stock that would vest upon termination without cause following a change of control of SkyTerra, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board on December 31, 2008 of $1.815 per share . Excludes the value of 266,666 unvested shares of the Company’s restricted stock that have performance vesting conditions that would not have been met as of the last day of our 2008 fiscal year.

(3)

Represents the value of the continuation of benefits upon a termination, including twenty-four (12) months of continued medical and dental insurance coverage and continued payment of life and accident/long-term disability insurance, at the levels then in effect, upon termination following a change in control or termination without cause.

(4)

Includes the value of 466,667 unvested shares of the Company’s restricted stock and 211,500 SkyTerra options that would vest upon termination without cause following a change of control of SkyTerra, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board on December 31, 2008 of $1.815 per share.

This amount also includes the value of 30,000 SkyTerra LP phantom units that would vest upon termination following a change in control of SkyTerra LP or termination without cause. Because the phantom award is payable in shares of SkyTerra stock instead of SkyTerra LP limited partnership interests, the market value shown is based on the market value of $1.815 per share of SkyTerra common stock on December 31, 2008 and a conversion ratio of 2.82 shares of SkyTerra common stock per unit of SkyTerra LP limited partnership interest. Excludes the value of 133,333 unvested shares of the Company’s restricted stock that have performance vesting conditions that would not have been met as of the last day of our 2008 fiscal year.

(5)

Includes the value of 125,000 unvested shares of the Company’s restricted stock and 200,000 SkyTerra options that would vest upon termination without cause following a change of control of SkyTerra, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board on December 31, 2008 of $1.815 per share.

(6)

Represents the value of the continuation of benefits upon a termination, including twelve (12) months of continued medical and dental insurance coverage upon termination following a change in control or termination without cause.

(7)

Includes the value of 37,600 SkyTerra options that would vest upon termination without cause following a change of control of SkyTerra, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board on December 31, 2008 of $1.815 per share.

Compensation of Directors

Prior to April 2008, each non-employee director received a per meeting fee of $1,000 for each meeting of the Board of Directors and $500 for each committee meeting attended, along with expenses incurred in connection with attending each meeting.

In April 2008, as a result of a study demonstrating that the Company’s existing Board compensation arrangements were significantly below the norm for similar companies in its industry, the Board approved a revised compensation program for outside directors. As of April 2008, each non-employee director is paid an annual retainer of $30,000, each member of the Audit Committee is paid an annual retainer of $7,500, and each member of the Compensation Committee is paid an annual retainer of $2,500. These annual retainers are in lieu of payments on a per meeting basis. A one time payment of $50,000 and $25,000 was made in 2008 to the special committee chair and to the members, respectively, and they receive quarterly retainers of $15,000 and $10,000, respectively.

On May 1, 2008 the Company granted an option to purchase 20,000 shares of common stock, with an exercise price of $8.15 per share, to each non-executive director serving as of that date. From time to time, directors may be granted additional options to purchase common stock, or other equity awards, under our 2006 Equity and Incentive Plan.

On April 8, 2008, the Board also made grants of restricted stock to Mr. Killeen and Mr. Stasior, both of whom are independent directors, in recognition of their long-time service to the Board during periods when the Board’s director compensation arrangements were below industry norms. Mr. Killeen was granted a restricted stock award of 80,000 shares, and Mr. Stasior was granted a restricted stock award of 55,000 shares. Both of these awards were scheduled to vest upon the earlier of December 1, 2008, two days following the filing by the Company of its quarterly report on Form 10-Q for the quarter ended September 30, 2008, or such date as the director is not re-nominated for election to the Board of Directors. On November 10, 2008 the Compensation Committee of the Company modified the vesting conditions of Mr. Killeen’s grant.  As a result of this modification Mr. Killeen’s option is scheduled to vest on the earlier of July 1, 2009 or such date he is not re-nominated for the Board. Mr. Stasior’s option vested in accordance with the original terms on November 12, 2008.

2008 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1) (7)	Non-Equity Incentive Plan Comp.	Change in Pension Value and Nonqualified Deferred Comp. Earnings	All Other Comp.	Total
	($)	($)	($)	($)	($)	($)	($)
Jose A. Cecin, Jr.	$ 137,293	$ -	$ 20,889 (2)	$ -	$ -	$ -	$ 158,182
Paul S. Latchford, Jr.	$ 32,292	$ -	$ 20,889 (2)	$ -	$ -	$ -	$ 53,181
Jeffrey M. Killeen	$ 108,167	$ 552,800 (3)	$ 20,889 (2)	$ -	$ -	$ -	$ 681,856
William F. Stasior	$ 108,667	$ 380,050 (4)	$ 20,889 (2)	$ -	$ -	$ -	$ 510,056
Michael D. Weiner	$ 35,000	$ -	$ 20,889 (2)	$ -	$ -	$ -	$ 55,889
Aaron Stone (5)	$ 31,625	$ -	$ 20,889 (2)	$ -	$ -	$ -	$ 52,514
Jeffrey A. Leddy (6)	$ 5,000	$ -	$ -	$ -	$ -	$ -	$ 5,000
Andrew Africk (6)	$ 9,000						$ 9,000

(1)

The amount shown in this column represents the amount that we recognized as compensation expense in 2008 pursuant to SFAS No. 123(R), except that in accordance with the rules of the SEC, these figures do not include estimates of forfeitures related to service-based vesting conditions. For a discussion of the assumptions used in the valuation under SFAS No. 123(R) see Note 7 to our consolidated financial statements beginning on page F-23 of our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Grant date fair value of this award determined pursuant to SFAS No. 123(R) was $94,000.
(3)	Grant date fair value of this award determined pursuant to SFAS No. 123(R) was $552,800.
(4)	Grant date fair value of this award determined pursuant to SFAS No. 123(R) was $380,050.
(5)	Mr. Stone resigned from the Board effective November 5, 2008.
(6)	Mr. Leddy and Mr. Africk resigned from the Board effective April 8, 2008.
(7)

As of December 31, 2008, the aggregate number of options to purchase one share of common stock of the Company outstanding for each director was as follows: Mr. Cecin – 20,000; Mr Latchford – 20,000; Mr. Leddy – 305,750 options; Mr. Africk – 226,250 options; Mr. Stone – 45,000 options; Mr. Killeen – 62,500 options; Mr. Weiner – 45,000 options; Mr. Stasior – 72,500 options. As of December 31, 2008, Mr. Killeen held 80,000 shares of the Company’s restricted stock.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and notes thereto set forth certain information, as of April 24, 2009 (except as noted otherwise), regarding beneficial ownership of the shares of voting common stock of the Company by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of such common stock, (ii) each of the Company’s named executive officers, (iii) each director and nominee for director, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares indicated as owned by them. Except as otherwise noted below, the street address of the beneficial owner is c/o SkyTerra Communications, Inc., 10802 Parkridge Boulevard, Reston, Virginia 20191.

Name and Address	Position	Number of Shares of Voting Common Stock Beneficially Owned (1)		Percentage of Class of Voting Common Stock	Number of Shares of Non-Voting Common Stock Beneficially Owned		Percentage of Class of Non-Voting Common Stock	Percentage of Total Equity
Alexander H. Good	Chief Executive Officer and President, Director	2,627,600	(2)	5.2%	—		*	2.4%
Robert C. Lewis	Former Senior Vice President, General Counsel and Secretary	149,500	(3)	*	—		*	*
Scott Macleod	Executive Vice President, Chief Financial Officer and Treasurer	1,191,566	(4)	2.4%	—		*	1.1%
Andrew Caplan	Chief Network Officer, SkyTerra LP	325,000	(5)	*	—		*	*
Randy S. Segal	Senior Vice President, General Counsel and Secretary	423,000	(6)
James A. Wiseman	Vice President and Corporate Controller	18,800	(7)	*	___		*	*
Jose A. Cecin, Jr.	Director	6,667	(8)	*	___		*	*
Paul S. Latchford, Jr.	Director	6,667	(9)	*	___		*	*
Jeffrey M. Killeen	Director	129,167	(10)	*	—		—	*
William F. Stasior	Director	114,167	(11)	*	—		—	*
Michael D. Weiner	Director	31,667	(12)	*	—		—	*
Harbinger Capital Partners Master Fund, Ltd.		64,716,176	(13)	71.7%	29,946,362	(14)	49.9%	63.0%
Harbinger Capital Partners Special Situations Fund I, L.P.
Harbinger Capital Partners Fund I, L.P. c/o International Fund Services Third Floor Bishop Square Redmonds Hill Dublin Ireland L2

Name and Address	Position	Number of Shares of Voting Common Stock Beneficially Owned (1)	Percentage of Class of Voting Common Stock	Number of Shares of Non-Voting Common Stock Beneficially Owned	Percentage of Class of Non-Voting Common Stock	Percentage of Total Equity
Motient Ventures Holding Inc. c/o TerreStar Corporation One Discovery Square 12010 Sunset Hills Road Suite 600 Reston, VA 20190		—	—	7,906,737	13.2%	7.3%
BCE Inc. 1000 rue de La Gauchetiere Ouest Bureau 3700 Montreal, Quebec H3B 4Y7 Canada		—	—	22,105,400	36.9%	20.3%
Columbia Capital III, LLC 201 North Union Street Suite 300 Alexandria, VA 22314		5,552,665	11.3%(15)	—	—	5.1%
All executive officers and directors as a group (12 persons)		5,015,468	9.6%	—	—	4.5%

*	Represents beneficial ownership of less than 1%.
(1)	Beneficial ownership has been determined pursuant to Rule 13d-3 under the Exchange Act.
(2)

Consists of 935,600 shares of restricted stock subject to vesting and options to purchase an additional 1,692,000 shares of common stock that are currently exercisable. Mr. Good holds no unvested options to purchase shares of common stock.

(3)

Represents 99,500 shares of common stock, 50,000 shares of restricted stock which are subject to vesting and 10,000 options to purchase shares of common stock. Mr. Lewis holds no unvested options to purchase shares of common stock.

(4)

Consists of 557,066 shares of restricted stock subject to vesting and options to purchase an additional 634,500 shares of common stock that are currently exercisable. Mr. Macleod holds no unvested options to purchase shares of common stock.

(5)	Consists of 125,000 shares of restricted stock subject to vesting and options to purchase 300,000 shares of common stock held by Mr. Caplan, of which 200,000 are currently exercisable.
(6)	Consists of options to purchase 423,000 shares of common stock held by Ms. Segal. Ms. Segal holds no unvested options to purchase shares of common stock.
(7)	Consists of options to purchase 56,400 shares of common stock held by Mr. Wiseman, of which 18,800 are currently exercisable.
(8)	Consists of options to purchase 20,000 shares of common stock held by Mr. Cecin, of which 6,667 are exercisable within 60 days of April 24, 2009.
(9)	Consists of options to purchase 20,000 shares of common stock held by Mr. Latchford, of which 6,667 are exercisable within 60 days of April 24, 2009.
(10)

Consists of 80,000 shares of restricted stock subject to vesting and options to purchase 62,500 shares of common stock held by Mr. Killeen, of which 42,500 are currently exercisable and 6,667 are exercisable within 60 days of April 24, 2009.

(11)

Consists of 55,000 shares of restricted stock, subject to vesting and options to purchase 72,500 shares of common stock held by Mr. Stasior, of which 52,500 are currently exercisable and 6,667 are exercisable within 60 days of April 24, 2009.

(12)	Consists of options to purchase 45,000 shares of common stock held by Mr. Weiner, of which 25,000 are currently exercisable and 6,667 are exercisable within 60 days of April 24, 2009.
(13)

Based on an amended report on Schedule 13D filed on April 3, 2009 and Forms 4 filed on April 3, 2009 and February 9, 2009, includes (i) 14,581,128 shares of voting common stock owned by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), (ii) 7,854,396 shares of voting common stock owned by Harbinger Capital Partners Special Situations Fund, L.P. (the “Special Situations Fund”), (iii) 30,185,769 shares of voting common stock issuable upon the exercise of outstanding warrants held by Master Fund that are exercisable within 60 days of April 24, 2009, (iv) 11,077,927 shares of voting common stock issuable upon the exercise of outstanding warrants held by Special Situations Fund that are exercisable within 60 days of April 24, 2009, and (v) 1,016,956 shares of voting common stock owned by Harbinger Capital Partners Fund I, L.P (“HCP Fund I”).

(14)

Based on an amended report on Schedule 13D filed on April 3, 2009 and a Forms 4 filed on April 3, 2009 and February 9, 2009, includes (i) 5,556,898 shares of non-voting common stock owned by the Master Fund, (ii) 9,982,121 shares of non-voting common stock owned by the Special Situations Fund, and (iii) 14,407,343 shares of non-voting common stock owned by HCP Fund I.

The Master Fund may be deemed to share beneficial ownership of and voting power with respect to 44,766,897 shares of our voting common stock with Harbinger Capital Partners LLC (“Harbinger LLC”), the Investment Manager of the Master Fund; Harbinger Holdings, LLC (“Harbinger Holdings”), the Managing Member of Harbinger LLC; and Philip Falcone, the Managing Member of Harbinger Holdings and the Portfolio Manager of the Master Fund. Each of Harbinger LLC, Harbinger Holdings, and Philip Falcone disclaims beneficial ownership of the Master Fund shares, except to the extent of their pecuniary interest therein. The Special Situations Fund may be deemed to share beneficial ownership of and voting power with respect to 18,932,323 shares of our voting common stock with Harbinger Capital Partners Special Situations GP, LLC (“HCPSS”), the General Partner of the Special Situations Fund; Harbinger Holdings, the Managing Member of HCPSS; and Philip Falcone, the Portfolio Manager of the Special Situations Fund. Each of HCPSS, Harbinger Holdings, and Philip Falcone disclaims beneficial ownership of the Special Situations Fund’s shares except to the extent of their pecuniary interest therein. HCP Fund I may be deemed to share beneficial ownership of and voting power with respect to 1,016,956 shares of our voting common stock with Harbinger Capital Partners GP, LLC, the General Partner of HCP Fund I; Harbinger Holdings, the managing member of Harbinger Capital Partners GP, LLC, and Philip Falcone, the managing member of Harbinger Holdings. Harbinger Capital Partners GP, LLC, Harbinger Holdings and Philip Falcone disclaim beneficial ownership of the shares owned by HCP Fund I except to the extent of their pecuniary interest therein.

(15)	As reported in Schedule 13G filed with the Securities and Exchange Commission on March 29, 2007 by Columbia Capital III, LLC, individually and as part of a group of affiliates.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AND INDIVIDUAL ARRANGEMENTS

The following table and notes thereto set forth, as of December 31, 2008, information with respect to shares of the Company’s common stock which may be issued under existing equity compensation plans and individual arrangements.

Plan Category	Number of Shares of Common Stock To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders	1,756,271	$9.41	10,639,479
Equity compensation plans and individual arrangements not approved by stockholders (1)	10,999,880	$-	—
Total	12,756,151	$9.41	10,639,479

(1)	Represents options to purchase shares of the Company’s common stock issued in exchange for SkyTerra LP unit options upon consummation of the Option Exchange in August 2008.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Other

Certain of our directors and officers serve on the board of directors of affiliates, including SkyTerra LP. Such directors and officers have received stock-based compensation from such affiliates for their service. The amount of stock-based compensation received by our directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ board of directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to us and SkyTerra LP by Ernst & Young LLP for work performed during the years ended December 31, 2008 and December 31, 2007 are summarized in the table below.

	2008	2007
Audit fees (1)	$913,500	$973,000
Audit related fees (2)	2,000	2,000
Tax fees (3)	313,435	418,000
All other fees (4)	-	15,000
	$1,228,935	$1,408,000

(1)

Audit fees consisted of fees billed or expected to be billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Form 10-K, the reviews of the Company’s consolidated financial statements included in the Company’s Form 10-Q, services related to Sarbanes-Oxley Act compliance or any other services rendered to comply with generally accepted auditing standards and include consents in connection with SEC filings.

(2)	Audit related fees consisted of fees for an online accounting research tool.
(3)	Tax fees consisted of tax compliance, tax advice and tax consulting services.
(4)	Other fees consisted of fees billed for agreed upon procedures performed in connection with Canadian regulatory requirements.

Pursuant to a pre-approval policy, the Audit Committee approved all audit services and the payment of audit, audit related fees, tax fees and all other fees during the years ended December 31, 2008 and 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:
Exhibit Number	Description
3.1

Restated Certificate of Incorporation of SkyTerra Communications, Inc., as amended on November 11, 2008, which was filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 2, 2009 and is hereby incorporated herein by reference.

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

4.3

First Supplemental Indenture, dated January 7, 2009, to the Indenture, dated January 7, 2008, by and among Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., the Guarantors named therein and The Bank of New York as Trustee,which was filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed on March 2, 2009 and is hereby incorporated herein by reference.

4.4

Indenture by and among SkyTerra LP, SkyTerra Finance Co., the Guarantors named therein and The Bank of New York Mellon as Trustee, dated January 7, 2009,which was filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed on March 2, 2009 and is hereby incorporated herein by reference.

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

4.9

Warrant to Purchase 5,625,000 Shares of Common Stock issued on January 7, 2009 to Harbinger Capital Partners Master Fund I, Ltd. ,which was filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K, filed on March 2, 2009 and is hereby incorporated herein by reference.

4.10

Warrant to Purchase 1,875,000 Shares of Common Stock issued on January 7, 2009 to Harbinger Capital Partners Special Situations Fund, L.P. ,which was filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K, filed on March 2, 2009 and is hereby incorporated herein by reference.

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

10.23

Amendment No. 1 Satellite Delivery Agreement between Mobile Satellite Ventures LP and Mobile Satellite Ventures (Canada) Inc., dated October 1, 2008,which was filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed on March 2, 2009 and is hereby incorporated herein by reference.

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

10.57

Letter Agreement, dated August 4, 2008, between the Company and Andrew Caplan regarding certain employment matters, which was filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.58	Appendix A – Promissory Note, which was filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.
10.59

Appendix B – Andrew Caplan Restricted Stock Agreement, dated August 4, 2008, which was filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.60

Letter Agreement, dated February 23, 2009, between the Company and Marc Montagner regarding certain employment matters,which was filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed on March 2, 2009 and is hereby incorporated herein by reference.

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

10.67

Exchange Agreement, dated December 10, 2008, by and among SkyTerra Communications, Inc., Walter V. Purnell, Jr., Rajendra Singh, Gerald Stevens-Kittner, Glenn Meyers, Elizabeth Tasker, Columbia ST Partners III, Inc., Dean & Company, inOvate Communications Group, LLC and WBS, LLC,which was filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K, filed on March 2, 2009 and is hereby incorporated herein by reference.

10.68	Offer Letter dated March 3, 2009, between Gary Epstein and the Company
14.1	SkyTerra Code of Business Ethics
21

Subsidiaries of the Company are SkyTerra Investors Holdings Inc., a Delaware corporation, SkyTerra Rollup LLC, a Delaware corporation, SkyTerra Rollup Sub LLC, a Delaware corporation, SkyTerra Investors LLC, a Delaware corporation, TMI Communications Delaware Limited Partnership, a Delaware limited partnership, and SkyTerra LP, a Delaware limited partnership.

23.1	Consent of Ernst & Young LLP,which was filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K, filed on March 2, 2009 and is hereby incorporated herein by reference.
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

Dated: April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s / ALEXANDER H. GOOD Alexander H. Good	Chief Executive Officer and President, Director (Principal Executive Officer)	April 30, 2009

/s/ SCOTT MACLEOD Scott Macleod	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	April 30, 2009

/s/ JAMES A. WISEMAN James A. Wiseman	Vice President and Corporate Controller (Principal Accounting Officer)	April 30, 2009

/s/ JOSE A. CECIN, JR. Jose A. Cecin, Jr.	Director	April 30, 2009

/s/ JEFFREY M. KILLEEN Jeffrey M. Killeen	Director	April 30, 2009

/s/ PAUL S. LATCHFORD, JR. Paul S. Latchford, Jr.	Director	April 30, 2009

/s/ WILLIAM F. STASIOR William F. Stasior	Director	April 30, 2009

/s/ MICHAEL D. WEINER Michael D. Weiner	Director	April 30, 2009