Form 10-Q
period 2009-03-31
SKYTERRA COMMUNICATIONS INC
filed 2009-05-01
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of April 24, 2009 there were 49,022,787 shares of the Company’s voting common stock and 59,958,499 shares of the Company’s non-voting common stock outstanding.

SKYTERRA COMMUNICATIONS, INC.

Index

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

SkyTerra Communications, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Services and related revenues	$6,835	$7,115
Equipment sales	828	1,222
Other revenues	158	256
Total revenues	7,821	8,593
Operating expenses:
Cost of equipment sold	775	974
Operations and cost of services (exclusive of depreciation and amortization)	8,653	6,663
Sales and marketing	1,774	2,643
Research and development (exclusive of depreciation and amortization)	3,739	4,107
General and administrative	8,078	7,577
Depreciation and amortization	8,318	8,081
Total operating expenses	31,337	30,045
Operating loss	(23,516)	(21,452)
Other income (expense):
Interest income	369	3,221
Interest expense	(15,954)	(11,716)
Impairment of investment in TerreStar Networks	—	(8,353)
Change in fair value of warrants (see Note 2)	(9,357)	—
Other income, net	231	664
Loss before income taxes	(48,227)	(37,636)
Benefit from income taxes	—	275
Net loss	(48,227)	(37,361)
Net loss attributable to noncontrolling interest	—	151
Net loss attributable to controlling interest	$(48,227)	$(37,210)

Basic and diluted loss attributable to controlling interest common shareholders per common share	$(0.45)	$(0.35)
Basic and diluted weighted average common shares outstanding	106,926,287	106,030,078

See accompanying notes.

Index

SkyTerra Communications, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$184,865	$65,721
Investments	41,134	46,659
Accounts receivable, net of allowance of $45 and $45, respectively	5,787	5,505
Inventory	2,766	2,058
Other current assets	6,845	7,079
Total current assets	241,397	127,022
Satellite system construction in progress	728,205	680,932
Property and equipment, net	6,896	7,428
Intangible assets, net	516,092	523,647
Other assets	22,056	21,673
Total assets	$1,514,646	$1,360,702
Liabilities and stockholders’ equity
Current liabilities:
Debt, current portion	$189	$372
Accounts payable	2,840	5,355
Accrued expenses and other current liabilities	24,001	18,759
Deferred revenue, current portion	4,148	3,474
Total current liabilities	31,178	27,960
Long-term debt ($369,379 to a related party)	1,021,040	837,818
Deferred revenue, net of current portion	12,070	12,383
Other long-term liabilities	1,749	11,188
Warrants (see Note 2)	19,585	—
Total liabilities	1,085,622	889,349
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 49,022,787 and 48,822,787 shares issued and outstanding at March 31, 2009 and December 31, 2008	490	488
Non-voting common stock, $0.01 par value. Authorized 125,000,000 shares; 59,958,499 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	600	600
Additional paid-in capital	995,303	1,014,981
Accumulated other comprehensive loss	(1,600)	(1,785)
Accumulated deficit	(565,769)	(542,931)
Total stockholders’ equity	429,024	471,353
Total liabilities and stockholders’ equity	$1,514,646	$1,360,702

See accompanying notes.

Index

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Non-voting Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2008	48,822,787	$488	59,958,499	$600	$1,014,981	$(1,785)	$(542,931)	$471,353
Cumulative effect of change in accounting principle (See Note 2)	—	—	—	—	(35,127)	—	25,389	(9,738)
Issuance of warrants	—	—	—	—	13,050	—	—	13,050
Equity-based compensation	200,000	2	—	—	2,399	—	—	2,401
Net loss attributable to controlling interest	—	—	—	—	—	—	(48,227)	(48,227)
Foreign currency translation adjustment	—	—	—	—	—	185	—	185
Balance, March 31, 2009	49,022,787	$490	59,958,499	$600	$995,303	$(1,600)	$(565,769)	$429,024

See accompanying notes.

Index

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months Ended March 31,
	2009	2008
Operating activities
Net loss attributable to controlling interest	$(48,227)	$(37,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash and working capital items	28,285	23,402
Net cash used in operating activities	(19,942)	(13,808)
Investing activities
Purchase of property and equipment	(287)	(76,215)
Satellite system construction in progress payments	(15,373)	(132)
Change in restricted cash	2	(12)
Purchase of investments	(28,867)	(134,239)
Maturity of investments	34,265	65,065
Payments for assumed tax liabilities of entity acquired in BCE Exchange Transaction	(448)	(25,269)
Net cash used in investing activities	(10,708)	(170,802)
Financing activities
Proceeds from issuance of 16.5% Senior Unsecured Notes and Warrants	—	150,000
Proceeds from issuance of 18% Senior Unsecured Notes and Warrants	150,000	—
Principal payments on notes payable	(184)	(230)
Proceeds from exercise of SkyTerra LP unit options	—	65
Net cash provided by financing activities	149,816	149,835
Effect of exchange rates on cash and cash equivalents	(22)	(80)
Net decrease in cash and cash equivalents	119,144	(34,855)
Cash and cash equivalents, beginning of period	65,721	127,905
Cash and cash equivalents, end of period	$184,865	$93,050
Supplemental information
Cash paid for interest	$1,397	$1,077
Cash paid for income taxes	$—	$1,027

See accompanying notes.

Index

SkyTerra Communications, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Basis of Presentation

All SkyTerra Communications, Inc. (SkyTerra or the Company) operating and development activity is performed through its wholly owned consolidated subsidiary SkyTerra LP. SkyTerra LP is licensed by the United States government and SkyTerra (Canada) Inc. (SkyTerra Canada), a consolidated variable interest entity of SkyTerra LP, is licensed by the Canadian government to operate in the L-band spectrum that the Company has coordinated for its use. References herein to the "Company", include the Company’s subsidiaries, including SkyTerra LP, as well as SkyTerra Canada, and references to the Company’s “satellites”, “spectrum” and “networks”, include the satellites, spectrum and networks of both SkyTerra LP and SkyTerra Canada.

Communications Networks

The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. The Company plans to launch two new satellites, SkyTerra-1 and SkyTerra-2, that will serve as the core of its next generation network. The Company is working closely with Boeing, the satellite manufacturer, to carefully track, monitor and support the progress of the satellite construction program.  Based on Boeing’s most recent estimates, SkyTerra-1 will be available for launch in early 2010 and the Company has contracted for a launch window for SkyTerra-1 that opens in March of 2010 and continues through May 2010.  The launch of SkyTerra-2 is currently expected to occur in the fourth quarter of 2010 or the first quarter of 2011 and, similar to SkyTerra-1, within all regulatory milestones.

The Company also operates an existing satellite based network, and offers a range of currently available mobile satellite services that support the delivery of data, voice, fax and dispatch radio services.

Liquidity

The Company’s current operating assumptions and projections reflect management’s best estimate of future revenue, operating expenses, and capital commitments, and indicate that the Company’s current sources of liquidity, including the Harbinger committed financing discussed below, should be sufficient to fund the Company through the third quarter of 2010. Additional funds will be needed to complete the construction of the next generation integrated network, fund operations, and begin making scheduled cash interest payments on senior indebtedness in the fourth quarter of 2010. The Company’s ability to meet its projections, however, is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate. In addition, although the Company has secured committed financing pursuant to an agreement with Harbinger, Harbinger may not be required to fund the committed financing under certain circumstances, including upon the occurrence of an event that could be deemed a material adverse change.

Pursuant to the terms of the agreement with Harbinger, the Company has committed funding available to it of $500 million through the sale of four tranches of 18% Senior Unsecured Notes. On January 7, 2009, the Company issued the first tranche of the 18% Senior Unsecured Notes in an aggregate principal amount of $150 million. On April 1, 2009, the Company issued the second tranche of the 18% Senior Unsecured Notes in an aggregate principal amount of $175 million. The remaining $175 million of 18% Senior Unsecured Notes are scheduled to be issued in the amount of $75 million and $100 million on July 1, 2009 and January 4, 2010, respectively.

The U.S. and worldwide financial markets have recently experienced unprecedented volatility, particularly in the financial services sector. No assurance can be given that Harbinger will satisfy its remaining funding commitments to the Company in a timely manner, or at all. If Harbinger does not satisfy its funding commitments, the Company may pursue other means to extend its liquidity and raise capital. Those alternatives may include a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, the renegotiation of vendor payment schedules to defer payments into the future, the postponement of certain discretionary spending, the sale of the Company’s investment in TerreStar Networks Inc. (TerreStar Networks) or some combination of these actions. The Company may be unable to find alternative financing sources, particularly in light of the current turmoil in the U.S. and worldwide financial markets. In addition, the terms of the Company’s current and expected future indebtedness and other contractual arrangements

Index

include significant limitations on additional debt, including amount, terms, access to security, and duration, among other factors, and impose limitations on the structure of strategic transactions.

The remaining cost of carrying out the Company’s business plan is significant, and is significantly more than the Company’s currently available and committed resources. If the Company fails to obtain necessary financing on a timely basis, its satellite construction, launch, or other events necessary to deploy and operate the Company’s next generation network and conduct the Company’s business could be materially delayed, or its costs could materially increase; the Company could default on its commitments to its satellite construction or launch contractors, creditors or other third parties, leading to termination of construction or inability to launch the Company’s satellites; and the Company may not be able to complete its next generation integrated network as planned and may have to discontinue operations or seek a purchaser for its satellite business or assets. Further, SkyTerra LP could lose its FCC or Industry Canada licenses or its international rights if it fails to achieve required performance milestones.

Quarterly Information

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, SkyTerra LP, all wholly owned subsidiaries of the Company and SkyTerra LP, and any variable interest entities for which the Company is the primary beneficiary. All intercompany accounts are eliminated upon consolidation. These unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying condensed consolidated financial statements contain adjustments consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, and on file with the SEC.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to the valuation of debt and warrants, the valuation of equity-based compensation, the valuation of intangible assets, the useful lives of long-lived assets and judgments involved in evaluating investment and asset impairments, among others, have a material impact on the financial statements. The Company bases estimates on historical experience and various other assumptions it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

Variable Interest Entity

The Company consolidates the variable interest entity in which it is the primary beneficiary. SkyTerra Canada, in which SkyTerra LP holds an effective 46.4% interest, is licensed by the Canadian government to operate in the L-band using spectrum, covering Canada, the United States, and other territories, that it has coordinated for its use. SkyTerra Canada holds a significant portion of the spectrum and satellite assets in use by the Company, and is obligated, by contract, to provide access to those assets to SkyTerra LP through services and capacity agreements. These agreements may terminate only upon written agreement between both SkyTerra LP and SkyTerra Canada, or upon one party becoming the beneficial owner of all of the shares of SkyTerra Canada. The Company has determined it is the primary beneficiary of SkyTerra Canada based upon its historical and expected future cash funding of SkyTerra Canada. Previously, based upon a contractual arrangement that has now expired, SkyTerra LP was obligated to fund the operating expenses of SkyTerra Canada. Although SkyTerra LP’s contractual obligation is no longer in force, the Company expects to continue to fund the operating expenses and working capital requirements of SkyTerra Canada. As it is the primary beneficiary of SkyTerra Canada, the Company has consolidated SkyTerra Canada into the financial results of the Company.

Index

As a minority equity holder, SkyTerra LP does not have the ability to make unilateral decisions regarding the operations of SkyTerra Canada or utilization of its assets. SkyTerra LP provides financial support to SkyTerra Canada in the form of cash payments and services for which SkyTerra LP has not received cash reimbursement. SkyTerra LP provides financial and other support that it is not contractually obligated to provide in order to maintain the business, operations, and assets of SkyTerra Canada. Creditors of SkyTerra Canada have no recourse to the assets or general credit of SkyTerra LP or the Company. SkyTerra Canada has no debt or financing arrangements with any third parties. Through its contractual rights, the Company can prevent SkyTerra Canada from business activities that may expose SkyTerra Canada to incremental undue financial (or other) risk. The Company’s current maximum direct financial exposure to loss is limited to its historical investment and trade receivables from SkyTerra Canada. SkyTerra Canada is subject to foreign ownership restrictions imposed by the Telecommunications Act (Canada) and the Radiocommunication Act (Canada) and regulations made pursuant to these Acts. Although the Company believes that SkyTerra Canada is in compliance with the relevant legislation, there can be no assurance that a future determination by Industry Canada or the Canadian Radio-television and Telecommunications Commission, or events beyond its control, will not result in SkyTerra Canada ceasing to comply with the relevant legislation. If such a development were to occur, the ability of SkyTerra Canada to operate as a Canadian carrier under the Telecommunications Act (Canada) or to maintain, renew or secure its Industry Canada authorizations could be jeopardized. In such a case, the Company’s business could be materially adversely affected through the loss of access and use to a significant amount of spectrum and satellite assets currently available to it through SkyTerra Canada. The Company holds no other interests or investments in entities that may be considered variable interest entities.

Fair Value Measurements

The Company measures fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•	Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Investments

The Company’s investments include commercial paper, certificates of deposit, municipal bonds and securities issued by government agencies or guaranteed by government agencies. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method. The classification of investments is determined at the time of purchase and re-evaluated at each balance sheet date. The Company holds investments classified as “held-to-maturity” that are reported at amortized cost. The Company holds one investment classified as “available-for-sale” that is reported at fair value, based on fair value estimates provided by pricing services or brokers, with changes in fair value reported within equity as a component of other comprehensive income. The Company holds no investments that are classified as “trading securities.”

In the event that the amortized cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost, the financial health and business outlook for the investee, and the Company’s intent and ability to hold the investment. If a decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to fair value and included in results of operations. None of the Company’s investments became other-than-temporarily impaired during the three months ended March 31, 2009.

Index

Warrants

The Company adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that the following warrants contained such provisions, thereby concluding they were not indexed to the Company’s own stock:

•	Series 1-A, exercisable for 681,838 shares of the Company’s voting common stock, that expire June 4, 2009
•	Series 2-A, exercisable for 2,698,942 shares of the Company’s voting common stock, that expire June 4, 2009
•

Warrants issued to Harbinger in conjunction with 16.5% Senior Unsecured Notes (“Harbinger 2008 Warrants”), exercisable for 9,144,038 shares of the Company’s common stock, that expire January 7, 2018. See Note 3.

•

Warrants issued and vested upon the utilization of credit under Notes Payable – Vendor (“Vendor Warrants”), exercisable for 228,647 shares of the Company’s voting common stock, that expire August 18, 2018. See Note 3.

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $25.4 million was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants. The Company measured the fair value of these warrants as of March 31, 2009, and recorded a $9.4 million charge to record the liabilities associated with these warrants at their respective fair values as of March 31, 2009. The Company determined the fair values of these securities using a Monte Carlo valuation model.

Index

Recurring Fair Value Estimates

The Company’s recurring fair value measurements at March 31, 2009 were as follows (in thousands):

	Fair Value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses) during the three months ended March 31, 2009
Assets:
Cash equivalents	$184,865	$184,865	$—	$—	$—
Available-for-sale investments	400	—	—	400	—
	$185,265	$184,865	—	$400	$—

Liabilities:
Series 1-A warrants	—	—	—	—	—
Series 2-A warrants	—	—	—	—	—
Harbinger 2008 warrants	19,083	—	—	19,083	(9,346)
Vendor warrants	502	—	—	502	(11)
	$19,585	$—	$—	$19,585	$(9,357)

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of March 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Assets:
Balance as of January 1, 2009	$400
Total realized and unrealized gains (losses)	—
Balance as of March 31, 2009	$400

Liabilities:
Balance as of January 1, 2009	$9,737
Initial measurement of Vendor Warrants during the three months ended March 31, 2009	491
Increase in fair value of warrants	9,357
Balance as of March 31, 2009	$19,585

The Company determined the value of one investment classified as “available-for-sale”, based on fair value estimates provided by pricing services or brokers, with changes in fair value reported within equity as a component of other comprehensive income.

The Company determined the fair value of the Harbinger 2008 warrants and the Vendor warrants using a Monte Carlo model that considered their “down-round” provisions that reduce the exercise price if the Company issues new warrants or equity at a lower price. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of the Company’s stock price.

Index

Non-recurring Fair Value Estimates

The Company’s non-recurring fair value measurements recorded during the three months ended March 31, 2009 were as follows (in thousands):

	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses)
Liabilities:
18% Senior Unsecured Notes	$137,000	$—	$—	$137,000	$—
Warrants issued in conjunction with 18% Senior Unsecured Notes	13,050	—	13,050	—	—
Notes Payable – Vendor borrowings during the three months ended March 31, 2009	14,610	—	—	14,610	—
Warrants vested in conjunction with Notes Payable – Vendor borrowings	491	—	—	491	—
	$165,151	$—	$13,050	$152,101	$—

Non-recurring Level 3 Basis for Valuation

The fair value of the warrants issued in conjunction with the 18% Senior Unsecured Notes is objectively determinable based on the quoted market price of the Company’s stock and an exercise price of only $0.01 per share. The fair value of the 18% Senior Unsecured Notes was determined to be the difference between the $150 million in proceeds received at issuance and the $13.0 million fair value of the warrants, or $137.0 million. Notes Payable – Vendor are not investor debt, rather, they are vendor arranged financing collateralized by the satellite system under construction. There is no alternative market or benchmark for this debt. The debt carries a variable rate market-based interest rate. As such, the fair value of Notes Payable – Vendor was deemed to be its face value on each date of credit utilization. The Company separately measured the fair value of the Notes Payable – Vendor and the warrants that were issued and vested to allocate the total proceeds on a pro-rata basis to each (see Note 3).

Investment in TerreStar Networks

The Company owns an investment in TerreStar Networks (a privately-held subsidiary of publicly-held, TerreStar Corporation) that it accounts for under the cost method. The Company has a Transfer and Exchange Agreement with TerreStar Corporation that allows transferees of the TerreStar Network shares held by the Company (but not the Company itself) to exchange shares of TerreStar Networks for shares of TerreStar Corporation common stock at an exchange ratio of 4.37 shares of TerreStar Corporation common stock per TerreStar Networks share. Due to TerreStar Corporation liquidity constraints, concerns exist regarding TerreStar Corporation’s ability to continue as a going concern, indicating that there may have been a decline in the fair value of the Company’s investment in TerreStar Networks as of March 31, 2009.

To perform its assessment of impairment as of March 31, 2009, the Company continued to utilize a valuation approach based upon the exchange ratio outlined in the Transfer and Exchange Agreement with TerreStar Corporation. At March 31, 2009, utilizing the exchange ratio and the quoted market price of TerreStar Corporation common stock to determine the fair value of the TerreStar Networks shares it owns, the Company determined a value of the investment in excess of its carrying amount of $7.4 million. As a result, the Company determined that the TerreStar Networks investment was not other-than-temporarily impaired.

Derivative Financial Instruments

During the normal course of operating the Company’s current business, the Company is exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the Canadian dollar and the Euro. To reduce the impact of these risks on the Company’s earnings and to increase the predictability of cash flows, the Company uses natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk. When natural offsets are not sufficient, from time to time, the Company enters into certain derivative contracts to buy and sell foreign currencies. The Company does not enter into any derivative contracts for speculative purposes.

Index

The Company recognizes all derivatives as assets or liabilities measured at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify as hedges of future cash flows and are accounted for as such. The Company has not elected hedge accounting for any derivative contracts during the three month periods ended March 31, 2009 and 2008. As of March 31, 2009 the Company did not hold any foreign currency contracts. As a result of the Company’s adoption of EITF 07-5, effective January 1, 2009 certain warrants are now accounted for as derivatives. See “Fair Value Measurements” above.

Revenue Recognition

The Company recognizes revenue from products when a) persuasive evidence of an arrangement exists, b) delivery has occurred, c) the seller’s price to the buyer is fixed, and d) collectibility is reasonably assured. The Company generates revenue through the sale of satellite based services including capacity, telephony, and data. The Company also sells equipment for use by end users.

Capacity is the supply of bandwidth and power to customers who implement and operate their own networks. Capacity revenue is recognized as the service is provided.

Telephony is the supply of voice service to end users, including dispatch service, which provides the wide-area equivalent of “push-to-talk” two-way radio service among users in customer defined groups. Telephony customers are acquired through retail dealers or resellers. Retail dealers receive activation fees and earn commissions on monthly end user access and usage revenues. Resellers are under contractual arrangements with the Company for their purchase of monthly access and usage, and they manage the arrangements with the end user. Telephony customers are charged activation fees, fixed monthly access fees and variable usage charges, generally charged by minute of usage. Monthly network access revenue is recognized in the month of service to the end user. Variable usage revenue is recognized during the period of usage. Activation fees are deferred and recognized ratably over the customer’s contractual service term, generally one year.

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

Capitalized Interest

Interest associated with the construction of the Company’s next generation satellites, launch rockets, and ground stations has been capitalized. Total and capitalized interest is as follows (in thousands):

	Three months ended March 31,

	2009	2008
Capitalized interest	$21,886	$15,123
Interest expense	15,954	11,716
Total interest	$37,840	$26,839

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are recorded against deferred tax assets when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the

Index

generation of future taxable income during the period in which those temporary differences become deductible. The scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies are evaluated in determining whether it is more likely than not that deferred tax assets will be realized.

A valuation allowance has been recorded against substantially all of the Company’s deferred tax assets. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements. The Company’s policy is to recognize interest and penalties on income tax matters in the income tax provision. The total amounts of interest and penalties recorded in the income tax provision is zero, and there are no amounts accrued for such items on the accompanying balance sheet as of March 31, 2009.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s foreign jurisdictions are primarily Canada and its provinces. Some elements of income tax returns dating back to 1993 are subject to examination. The Company is currently under audit for income taxes by one Canadian province and by one U.S. state. The Company does not expect the results of those audits to have a material impact on the Company’s financial position or results of operations.

Other Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended March 31, 2009 and 2008, comprehensive loss was $48.0 million and $37.2 million, respectively. The difference between net loss and comprehensive loss is due to foreign currency translation.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to the common shareholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted loss per common share reflects the potential dilution for the exercise or conversion of securities into common stock. For the three months ended March 31, 2009 and 2008, options, warrants, and unvested restricted stock aggregating 36,603,643, and 14,346,622 shares, respectively, were excluded from the computation of diluted net loss per common share as the effect would have been anti-dilutive.

Non-Monetary Exchanges

The Company accounts for non-monetary exchanges under Accounting Principles Board Opinion (APB) No. 29, Accounting for Nonmonetary Transactions. The Company, under certain of its arrangements with other L-band operators may make non-monetary exchanges or transactions of spectrum assets. To date, the Company has determined non-monetary exchanges or transactions did not result in significant changes to the expected cash flows to the Company, and therefore lack commercial substance. As such no accounting has been recorded for such exchanges.

Recent Pronouncements

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The presentation of a noncontrolling interest has been modified for both the income statement and balance sheet, and disclosure requirements have been expanded to include disclosures that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements and disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes

Index

associated with adoption of FSP FAS 107-1 and APB 28-1 will have a material effect on its financial statements and disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and FAS 124-2 require comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with the adoption of FSP FAS 115-2 and FAS 124-2 will have a material effect on the on its financial statements and disclosures.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 157-4 will have a material effect on the on its financial statements and disclosures.

 3. Debt

Debt consisted of the following at the dates indicated (in thousands):

	March 31, 2009	December 31, 2008
Senior secured discount notes, net	$651,661	$629,759
16.5% senior unsecured notes (related party), net	147,566	147,119
18% senior unsecured notes (related party), net	137,162	—
Notes payable - vendor	84,651	60,940
Note payable - other	189	372
	1,021,229	838,190
Less: Current portion	(189)	(372)
Total debt	$1,021,040	$837,818

Senior Secured Discount Notes

In March 2006, SkyTerra LP issued Senior Secured Discount Notes in an aggregate principal amount of $750 million due at maturity, generating gross proceeds of $436.2 million. Interest on the notes accretes at a rate of 14%, until the notes reach full principal amount at April 1, 2010. Beginning October 2010, interest will be payable in cash semi-annually in arrears at a rate of 14% per annum. The Senior Secured Discount Notes mature on April 1, 2013.

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

Index

The terms of the Senior Secured Discount Notes require SkyTerra LP to comply with certain covenants that restrict some of the Company’s corporate activities, including SkyTerra LP’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. SkyTerra LP may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided it maintains a leverage ratio (as defined) of not more than 6 to 1. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. SkyTerra LP was in compliance with the covenants of the Senior Secured Discount Notes as of March 31, 2009.

16.5% Senior Unsecured Notes

In January 2008, Harbinger purchased $150 million of SkyTerra LP’s 16.5% Senior Unsecured Notes and ten-year warrants to purchase 9.1 million shares of the Company’s common stock, with an exercise price of $10 per share. The 16.5% Senior Unsecured Notes bear interest at a rate of 16.5%, payable in cash or in-kind, at SkyTerra LP’s option, through December 15, 2011, and thereafter payable in cash. The 16.5 % Senior Unsecured Notes mature on May 1, 2013.

The Company accounted for the issuance of the warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (APB 14), whereby the Company separately measured the fair value of the 16.5 % Senior Unsecured Notes and the warrants and allocated the total proceeds of $150 million on a pro-rata basis to each. The proceeds allocated to the warrants were credited to paid-in capital and the resulting discount on the 16.5% Senior Unsecured Notes is amortized using the effective interest rate method over the term. The fair value of the 16.5 % Senior Unsecured Notes of $127.5 million was estimated based on then-current yields of comparable securities. The fair value of the warrants of $28.3 million was estimated using the Black-Scholes option pricing model and the following assumptions: expected volatility of 58.4%, term of 10 years, risk free interest rate of 4.2%, and no dividend yield. Based on these fair value determinations, the allocation of the proceeds to the 16.5% Senior Unsecured Notes and the warrants was $122.8 million and $27.2 million, respectively.

To date, the Company has made its scheduled interest payments on the 16.5% Senior Unsecured Notes “in-kind” through the issuance of additional 16.5% Senior Unsecured Notes. These “in-kind” notes are included in the balance of 16.5% Senior Unsecured Notes on the accompanying balance sheet.

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

The terms of the 16.5% Senior Unsecured Notes require SkyTerra LP to comply with certain covenants that restrict some of SkyTerra LP’s corporate activities, including SkyTerra LP’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the 16.5% Senior Unsecured Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The 16.5% Senior Unsecured Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. SkyTerra LP was in compliance with the covenants of the 16.5% Senior Unsecured Notes as of March 31, 2009.

Index

18% Senior Unsecured Notes

In July 2008, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with affiliates of Harbinger, pursuant to which the Company agreed to issue Harbinger up to $500 million aggregate principal amount of 18% Senior Unsecured Notes due July 1, 2013 (the “18% Senior Unsecured Notes”) in four tranches. As amended, the Securities Purchase Agreement provides that the 18% Senior Unsecured Notes bear interest at a rate of 18% per annum, and that, in conjunction with the issuance of the 18% Senior Unsecured Notes pursuant to the Securities Purchase Agreement, SkyTerra will issue to Harbinger warrants to purchase up to an aggregate of 32.5 million shares of voting or non-voting common stock of SkyTerra (at the option of the holder) at an exercise price of $0.01 per share of common stock. Harbinger’s purchase of the 18% Senior Unsecured Notes is not conditioned upon the commencement or consummation of a business combination with Inmarsat (see Note 9). Harbinger may not be required to purchase the 18% Senior Unsecured Notes it has not already purchased under certain circumstances, including upon the occurrence of a material adverse effect.

On January 7, 2009 the Company completed the first issuance of the 18% Senior Unsecured Notes in an aggregate principal amount of $150 million. At closing, the Company issued Harbinger ten-year warrants to purchase 7.5 million shares of the Company's voting or non-voting common stock, at an initial exercise price of $0.01 per share.

The Company accounted for the issuance of the warrants in accordance with APB 14, whereby the Company separately measured the fair value of the 18% Senior Unsecured Notes and the warrants and allocated the total proceeds of $150 million on a pro-rata basis to each. The proceeds allocated to the warrants were credited to paid-in capital and the resulting discount on the 18% Senior Unsecured Notes is amortized using the effective interest rate method over the term. The fair value of the warrants of $13.0 million was estimated based on differential between the quoted market price of the Company’s stock and the warrants’ exercise price of $0.01 per share.

The terms of the 18% Senior Unsecured Notes require the SkyTerra LP to comply with certain covenants that restrict some of the Company’s corporate activities, including its ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the 18% Senior Unsecured Notes. An event of default resulting from a breach of a covenant may result, at the option of the 18% Senior Unsecured Notes holders, in an acceleration of the principal and interest outstanding. The 18% Senior Unsecured Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. SkyTerra LP was in compliance with the covenants of the 18% Senior Unsecured Notes as of March 31, 2009.

On April 1, 2009 the Company completed the second issuance of the 18% Senior Unsecured Notes in an aggregate principal amount of $175 million. At closing, the Company issued Harbinger ten-year warrants to purchase 21.25 million shares of the Company's voting or non-voting common stock, at an initial exercise price of $0.01 per share. The remaining $175 million of 18% Senior Unsecured Notes is scheduled to be issued to Harbinger in tranches of $75 million and $100 million on July 1, 2009 and January 4, 2010, respectively.

Notes Payable – Vendor

SkyTerra LP has financed$84.7 million of satellite vendor payments with secured vendor notes payable (Notes Payable - Vendor) that bear interest at LIBOR plus 400 basis points plus a 2% administrative fee. The Notes Payable - Vendor are secured by the satellites under construction and are payable upon the earlier of December 20, 2010 or ten days prior to shipment of the SkyTerra-2 satellite. The Company has $30.9 million remaining available credit under the Note Payable – Vendor at March 31, 2009. The interest rate on the Notes Payable – Vendor was 5.3% as of March 31, 2009.

In August 2008, the Company issued Boeing warrants exercisable for 626,002 shares of SkyTerra voting common stock with an exercise price of $10 per share, subject to certain anti-dilution adjustments, with a term of 10 years, vesting on a proportional basis consistent with the utilization of credit under the Notes Payable – Vendor subsequent to August 2008. During the three months ended March 31, 2009, the Company utilized $14.6 million of credit under the Notes Payable – Vendor, resulting in the vesting of 228,647 warrants.

The Company separately measured the fair value of the Notes Payable – Vendor and the warrants that were issued and vested and allocated the total proceeds of $14.6 million on a pro-rata basis to each. The proceeds allocated to the warrants were recognized as a liability in accordance with EITF 07-5, as the Company determined the warrants were not indexed to the Company’s own stock (see Note 2) and the resulting discount on the Notes Payable – Vendor is amortized using the effective interest rate method over the term. The fair value of the warrants

Index

of $0.5 million was estimated using a Monte Carlo valuation model. Based on these fair value determinations, the allocation of the proceeds to Notes Payable – Vendor and warrants was $14.1 million and $0.5 million, respectively.

Future Minimum Debt Payments

Future minimum payments as of March 31, 2009 related to the Company’s debt agreements are as follows for the years ending December 31 (in thousands):

2009	$47,729
2010	211,616
2011	184,016
2012	191,202
2013	478,553
Thereafter	697,500
Total future payments	$1,810,616

4. Equity Based Compensation

SkyTerra Equity-Based Compensation

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

In August 2008, the Company completed an offer to all SkyTerra LP option holders as of that date, to grant them SkyTerra options, generally in exchange for surrender and termination of their SkyTerra LP options (the “Option Exchange”). All participating U.S. SkyTerra LP option holders received options to purchase shares of SkyTerra common stock for each SkyTerra LP option terminated. All participating Canadian SkyTerra LP option holders received the right to exchange SkyTerra LP options for SkyTerra options in the future. Sale of shares subject to the options received upon exchange are subject to restriction until May 1, 2010, with certain exceptions. Upon the release of these restrictions, Canadian SkyTerra LP option holders participating in the Option Exchange will have three business days to complete the exchange or their SkyTerra LP options will become unexercisable. Upon consummation of the Option Exchange, 11.1 million SkyTerra options were issued in exchange for SkyTerra LP options held by U.S. SkyTerra LP option holders. Additionally, Canadian SkyTerra LP option holders received rights to receive 1.7 million SkyTerra options if they exchange their respective SkyTerra LP options for SkyTerra options in the future.

As of March 31, 2009, the Company has outstanding awards of 2,055,000 restricted shares of common stock to executives and board members. Certain of those restricted shares contain vesting based on market conditions. The fair value of the restricted stock grants containing market conditions and deemed service periods were estimated using a Monte Carlo simulation model.

The SkyTerra equity-based compensation expense was $1.6 million and $1.0 million during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, unrecognized compensation related to SkyTerra equity-based compensation awards is $11.8 million, and is expected to be recognized over a weighted-average period of 1.8 years.

Index

SkyTerra LP Equity-Based Compensation

SkyTerra LP maintains a unit option incentive plan (SkyTerra LP Unit Option Incentive Plan), that allows for the granting of options and other unit based awards to employees and directors upon approval by the Board of Directors of the general partner of SkyTerra LP. There are 0.7 million SkyTerra LP unit options outstanding as of March 31, 2009, 0.6 million of which are held by Canadian SkyTerra LP option holders participating in the Option Exchange, discussed above. No further SkyTerra LP Unit Option incentives are expected to be awarded in the future, as all future options will be issued under SkyTerra plans, discussed above.

SkyTerra LP generally issued unit option awards with an exercise price equal to the fair value of the underlying unit on the date of grant, that vest ratably over 3 years of service, with a term of ten years. The fair value of each option was estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The expected term of option awards has been calculated as the midpoint between the vesting date and the end of the contractual term of the option as historical data for SkyTerra LP was not sufficient to reasonably estimate the expected term of new grants. The risk-free rate is based on U.S. Treasury yields for securities with similar terms. Volatility is calculated based on the trading prices of the Company’s common stock. No SkyTerra LP option awards have been settled in cash.

SkyTerra LP equity-based compensation expense was $0.8 million and $2.8 million during the three months ended March 31, 2009 and 2008, respectively. SkyTerra LP equity-based compensation capitalized as system under construction was $0.1 million and $0.4 million during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the unrecognized compensation related to SkyTerra LP equity-based compensation awards was $1.4 million, which will be recognized over a weighted-average period of 1.2 years.

5. Commitments and Contingencies

Facility Leases

Office facility leases may provide for escalations of rent or rent abatements, and payment of pro rata portions of building operating expenses. The Company currently leases facilities located in Reston, Virginia; Ottawa, Ontario and Calgary, Alberta.

Satellite Construction Services

The Company has a fixed price contract with Boeing Satellite Systems, Inc. (Boeing) for the comprehensive design, development, construction, manufacturing, testing, and installation of a space-based network, providing satellite launch support and other services related to mission operations and system training. The Company is purchasing two satellites, SkyTerra-1 and SkyTerra-2, with a portion of the contract value payable if certain performance incentives are met over the satellites expected 15-year operating life. Boeing has a first lien on each satellite and related work until title and risk of loss transfers to the Company upon launch.

Satellite Launch Services

The Company has fixed price contracts with ILS International Launch Services and Sea Launch Company to launch the next generation satellites, SkyTerra-1 and SkyTerra-2.

EV-DO Satellite Enabled Mobile Chipsets and Base Station Subsystems

The Company has a contract with Qualcomm Incorporated (Qualcomm) for the provision by Qualcomm of satellite-enabled mobile chipsets and satellite base station components built upon Qualcomm-adapted EV-DO technology to facilitate the development of mobile devices and network systems for use with the Company’s next generation network.

On March 31, 2009 the Company entered into an agreement with Alcatel-Lucent USA Inc. (Alcatel-Lucent) to develop, test, and provide a production satellite base station subsystem and to supply such base station subsystem commercial products. This base station subsystem ground infrastructure will be designed to work with chipsets produced under Qualcomm-adapted EV-DO technology. The agreement contemplates that other operators may enter into the agreement or purchase base station subsystem product following successful completion of the base station subsystem development with each participating operator sharing in the non-recurring expenses. To date, TerreStar Networks has joined under the agreement.

Index

GMR1-3G Satellite Enabled Mobile Chipsets and Base Station Subsystems

On March 31, 2009, the Company entered into an agreement with Infineon Technologies AG (Infineon), for the design and development of a multi-standard mobile platform based on Infineon innovative software-defined-radio technology that will be compatible with the Hughes base station subsystem the Company is undertaking. The agreement contemplates that up to two other operators may enter into the agreement without any impact to total contract price, provided the scope and functionality are not changed, and bearing their proportionate share of costs of the total contract price. TerreStar Networks has jointly entered into the agreement with SkyTerra.

On March 31, 2009, the Company entered into an agreement with Hughes Network Systems (Hughes) for additional software development work that will, in conjunction with the Company’s existing Hughes base station subsystem agreement, allow Hughes to deliver the full base station subsystem development required with respect to the GMR1-3G air interface to be included in connection with the Infineon chipset technology. To date, TerreStar Networks has entered into the Hughes agreement with respect to the additional development effort.

Operator Participation in Satellite Enabled Mobile Chipsets and Base Transceiver Subsystems

For each of the satellite enabled mobile chipsets and base transceiver subsystems agreements discussed above, the termination by one operator of its agreement does not affect the agreement of any other operator, provided that the remaining operator(s) assume the unpaid non-recurring expenses. In the event of the termination by one or more of the operator(s), the remaining operator(s) can elect to terminate the agreement. Further, in the event that any additional operator participates in any of these agreements, the total non-recurring expenses there under will be pro-rated among the participating operators and in some instances a premium might also be paid for late entry. The Company may, in its sole discretion, determine its continued participation based on and following the termination of other operators of the various agreements.

Inmarsat Cooperation Agreement

The Company has a Cooperation Agreement relating to the use of L-band spectrum for both MSS and ATC services in North America with Inmarsat Global Limited (“Inmarsat Global”). The Cooperation Agreement addresses a number of regulatory, technology and spectrum coordination matters involving L-band spectrum.

Upon receipt of an investment of $100 million in SkyTerra LP by a third party for general corporate purposes and election by the SkyTerra LP to trigger certain provisions, SkyTerra LP will be able to expand its trials and deployments to a broadband ATC trial using wider spectrum bandwidths, on a specific designation of combined Inmarsat Global and SkyTerra LP spectrum in a pre-agreed market. Simultaneously upon the election by the Company regarding such an investment, the Company is required to issue to Inmarsat Global $31.3 million of the Company’s common stock, valued in accordance with terms of the agreement. It has not been determined which, if any, of the previous investments will be designated by the Company as a “triggering investment” and, if so, what the valuation of the Company’s common stock would be in connection with the issuance of the Company’s stock. This matter remains open and the Company has not designated any investment a “triggering investment” under the terms of the agreement. Upon the completion of the transition of the spectrum in Phase 1, the Company will issue to Inmarsat Global a number of shares of the Company’s common stock having a value of $56.3 million based on the average closing price of the Company’s common stock for the prior forty five day trading day period. The Company has the option to accelerate the transition timing by accelerating payment to Inmarsat Global of $50 million that would be credited towards the $250 million in cash payments.

Upon the occurrence of certain events, until September 1, 2011, the Company has the option (Phase 1 Option), subject to certain conditions, to effect a transition to a modified band plan within an 18 to 30 month period. Over the transition period, the Company will be required to make payments to Inmarsat Global of $250 million in cash. Upon the commencement of Phase 1, the Company will issue to Inmarsat Global a number of shares of the Company’s common stock having a value of $31.3 million, valued in accordance with terms of the agreement.

Subsequent to the exercise of the Phase 1 Option, between January 1, 2010 and January 1, 2013, the Company has the option (Phase 2 Option) to require Inmarsat Global to modify its North American operations in a manner that will make additional spectrum available to SkyTerra LP at a cost of $115 million per year, increasing at 3% per year. If the Company does not exercise the Phase 2 Option, then between January 1, 2013 and January 1, 2015, Inmarsat Global would have the option to require the Company to exercise the Phase 2 Option on the same terms.

Index

Possible Merger and Acquisition of Inmarsat

The Company has a Master Contribution and Support Agreement (the “Master Agreement”) and certain other agreements with Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund L.P., Harbinger Capital Partners Fund I, L.P., and Harbinger Co-Investment Fund, L.P. (together "Harbinger"). The Master Agreement provides for the possible combination of the Company and Inmarsat plc ("Inmarsat"), a UK public listed company and a leading provider of global mobile satellite services. The proposed business combination would be structured as an offer by the Company for all of the issued and outstanding shares of Inmarsat not owned by Harbinger, and would be subject to the receipt of required regulatory and antitrust clearances. Harbinger has not yet proposed formal terms or structure of a possible offer to SkyTerra or Inmarsat. Harbinger may terminate the Master Agreement at any time and is not obligated to proceed with any business combination transaction involving SkyTerra and Inmarsat.

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

L-band Coordination

The Company continues dialogue with other MSS operators who operate systems in adjacent spectrum in the L-band with the objective of rearranging respective spectrum assignments to create contiguous blocks of spectrum, and in some instances enabling the Company to access additional spectrum for the benefit of the Company and its strategic partners. The consummation of agreements of this nature could result in significant time, effort and cost. The likelihood or timing of reaching such agreements is uncertain.

Future Minimum Commitments

Future minimum payments related to the Company’s commitments (excluding indebtedness) are as follows as of March 31, 2009 for the years ending December 31 (in thousands):

	Leases (a)	Satellite and Ground System (b)	Chipset, device and satellite base station subsystem	Launch Services	Satellite Operational Services	Other	Total
2009	$1,896	$71,431	$17,898	$39,744	$2,526	$7,148	$140,643
2010	2,744	50,006	29,675	94,213	1,884	3,200	181,722
2011	1,165	938	6,884	10,576	1,434	158	21,155
2012	886	—	—	—	1,434	158	2,478
2013	896	—	—	—	1,434	158	2,488
Thereafter	10,781	—	—	—	16,013	1,737	28,531
	$18,368	$122,375	$54,457	$144,533	$24,725	$12,559	$377,017

(a)       The Company leases office space and computer and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase.

(b) The amounts exclude in-orbit incentives and potential interest.

Index

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

6. Income Taxes

The Company and its eligible subsidiaries file a consolidated United States federal income tax return. As a limited partnership, SkyTerra LP is not subject to income tax. SkyTerra is subject to income tax based on its 100% share of SkyTerra LP income or loss. The Company’s Canadian subsidiary, SkyTerra Corp., and SkyTerra Canada are taxed as corporations in Canada. The Company’s effective tax rate differs from the Federal statutory rate, due primarily to operating losses for which, generally, a full valuation allowance has been recognized. As of December 31, 2008, SkyTerra and the consolidated subsidiaries had unused net operating loss (NOL) carryforwards of $203.0 million expiring from 2020 through 2028. Despite NOL carryforwards, the Company may have a future income tax liability due to alternative minimum tax or state or foreign tax requirements.

The utilization of U.S. NOL carryforwards may be subject to an annual limitation if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code. In addition, Section 382 may limit the Company's tax depreciation or amortization of certain assets in certain circumstances. The Company believes at least one ownership change under Section 382 occurred in 2008. The Company believes the impact on its tax attributes from this ownership change would not be material to its financial statements. Based on additional, but incomplete ownership information more recently obtained, the Company believes a subsequent ownership change may also have occurred in 2008. Due to a decline in Company trading share price later in 2008, a second ownership change could significantly limit the Company’s ability to utilize its NOL carryforwards. Further, other tax attributes may also be limited based on a second ownership change in 2008. The Company’s analysis cannot be completed until further information is received. Due to the Company’s valuation allowance on its U.S. consolidated net deferred tax assets, additional Section 382 limitations are not expected to materially impact the Company’s financial statements as of March 31, 2009. However, decreases in gross deferred tax assets may occur, and limitations on other Company deductions, such as depreciation and amortization, may result.

7. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

For the year ended December 31, 2008 the Company disclosed the operating results of three segments: Next Generation, Current Generation, and SkyTerra Corporate. The Next Generation segment related to activities specific to the deployment of a next generation satellite system. The Current Generation segment related to SkyTerra LP provision of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services using its existing in-orbit satellites. The SkyTerra Corporate segment related to activities related to the publicly traded holding company.

Efforts regarding the development and deployment of a next generation network have accelerated in 2009. A launch of the first space-based next generation network asset is expected within several quarters, and ground based next generation network segments are expected to become operational over the same period of time. The activities of the Company’s employees have become less distinguishable between those specific to current generation network operation and those specific to next generation network activities. As these activities merge, the chief operating decision maker has determined that the allocation of expenses between current and next generation network activities is no longer meaningful, and the chief operating decision maker no longer requires discrete financial information on which to base decisions regarding the allocation of resources between those activities. The Company has determined that its current generation and next generation activities no longer qualify as operating segments.

The activities previously reported separately as SkyTerra Corporate are corporate services that support both current and next generation activities, including financing, corporate governance, and other activities. In conjunction with the merging of the current and next generation operating activities discussed above, the chief

Index

operating decision maker no longer reviews, or requires discrete financial information for SkyTerra Corporate activities. Similar to the current and next generation activities, the Company has determined that SkyTerra Corporate activities no longer qualify as operating segments. As a result, as of March 31, 2009 the Company has only one operating segment.

8. Supplemental Information

The SkyTerra Communications, Inc. legal entity (SkyTerra Corporate) is a holding company whose primary asset is ownership of 100% of the equity interests of SkyTerra LP. Included in the consolidated results of the Company are the results of SkyTerra Corporate. All other results relate to the operations of SkyTerra LP and SkyTerra LP consolidated subsidiaries.

SkyTerra Corporate’s material assets and liabilities as of March 31, 2009, that are not eliminated in consolidation, include $6.8 million of cash and cash equivalents, a $7.4 million investment in TerreStar Networks, and $1.8 million of short-term liabilities. SkyTerra Corporate has no revenues and its material expenses for the three months ended March 31, 2009, that are not eliminated in consolidation, include $1.9 million of general and administrative expenses.

Index

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy, expectations and intentions. The Company urges you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect the Company’s current views with respect to future events. The Company’s business is subject to numerous risks and uncertainties, including the risks described in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2008. Accordingly, the Company’s actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. The Company disclaims any obligation to publicly update these statements, or disclose any difference between the Company’s actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

All SkyTerra Communications, Inc. (SkyTerra or the Company) operating and development activity is performed through its wholly owned consolidated subsidiary SkyTerra LP. SkyTerra LP is licensed by the United States government and SkyTerra (Canada) Inc. (SkyTerra Canada), a consolidated variable interest entity of SkyTerra LP, is licensed by the Canadian government to operate in the L-band spectrum that has been coordinated for their use. SkyTerra LP holds a 46.4% effective interest in SkyTerra (Canada) Inc. and has determined that it is the primary beneficiary of SkyTerra Canada as a result of its historical and expected future funding of the operations of SkyTerra Canada and as a result of certain services and capacity lease agreements between the entities. As such, and in accordance with FASB Interpretation No. 46R, Variable Interest Entities, SkyTerra Canada has been consolidated into the financial results of the Company. References herein to the "Company" include the Company’s subsidiaries, including SkyTerra LP, as well as SkyTerra Canada, and references to the Company’s “satellites”, “spectrum” and “networks”, include the satellites, spectrum and networks of both SkyTerra LP and SkyTerra Canada.

L-band Spectrum and Ancillary Terrestrial Component

The Company’s consolidated subsidiaries SkyTerra LP (United States) and SkyTerra Canada (Canada) are licensed by their respective governments to operate both current and next generation satellite systems in the 1.5 to 1.6 GHz frequency band (the “L-band”) spectrum which has been coordinated for their use. This spectrum is positioned between the frequencies used by terrestrial wireless providers. SkyTerra LP and SkyTerra Canada have coordinated approximately 30 MHz of this spectrum throughout the United States and Canada and this coordinated spectrum covers a total population of over 330 million. The Company plans to use this spectrum for both satellite and terrestrial service in operating its next generation integrated network.

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

Next Generation Network and Business

The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. The Company plans to launch two new satellites, SkyTerra-1 and SkyTerra-2, that will serve as the core of its next generation network. The Company is working closely with Boeing, the satellite manufacturer, to carefully track, monitor and support the progress of the satellite construction program.  Based on Boeing’s most recent estimates, SkyTerra-1 will be available for launch in early 2010 and the Company has contracted for a launch window for SkyTerra-1 that opens in March of 2010 and continues through May 2010.  The launch of SkyTerra-2 is

Index

currently expected to occur in the fourth quarter of 2010 or the first quarter of 2011 and, similar to SkyTerra-1, within all regulatory milestones.

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

The Company is developing plans to offer a range of services on its next generation network, including developing plans for the potential transition of certain current customers to the next generation satellite and continuing to support certain current generation communications ground segments and mobile data system network terminals.  The Company expects it will generate revenue through at least the end of 2012 regarding these services.  In addition, the Company plans to provide next generation wireless coverage that will be accessible on conventional handsets that enable interoperable, feature-rich voice and high-speed data services.  Based on the integrated chipset development and production schedule required for such services, the Company does not currently expect to generate next generation wireless coverage revenues until some time after the next generation satellites have been launched and placed into service.

Index

To address the opportunities and challenges inherent in development of the Company’s next generation network and business, the Company continues to focus on the following:

•	Monitoring of satellite and MSS ground-based network construction by the manufacturer.

•	Evaluating and managing development and construction timelines as new components of the next generation network are added (chipsets, air-interfaces) to ensure integration and cost-effectiveness.

•	Development of the infrastructure and technologies required to operate MSS services upon launch of next generation space-based network.

•	Continued coordination of L-band spectrum with other operators.

•	Arrangement of distribution partnerships for both MSS and ATC components of the next generation network.

•	Support Harbinger in a potential offer for Inmarsat.

•	Closing of funding commitments from Harbinger (July 1, 2009: $75 million, January 4, 2010: $100 million).

While pursuing the integrated next generation MSS/ATC business plan, the Company nonetheless retains the opportunity to pursue other alternative business plans, including a greater emphasis on the provision of certain MSS-only rather than integrated MSS/ATC services.

Current Generation Network and Business

The Company currently offers a range of mobile satellite communications services (“MSS”) using two nearly identical geostationary satellites that support the delivery of data, voice, fax and dispatch radio services to a number of vertical markets in the United States and Canada. End users of the Company’s mobile satellite services operate at sea, on land and in the air, and customers use various services including satellite bandwidth and power capacity, telephony, data, and dispatch services. Penetration is highest in markets where terrestrial wireless infrastructure is cost-prohibitive or non-existent, where point-to-multipoint services such as voice dispatch are essential for ongoing operations, or where network availability is a critical requirement for service.

Corporate Activity

Financing

The Company’s current operating assumptions and projections reflect management’s best estimate of future revenue, operating expenses, and capital commitments, and indicate that the Company’s current sources of liquidity, including the Harbinger committed financing discussed below, should be sufficient to fund the Company through the third quarter of 2010. Additional funds will be needed to complete the construction of the next generation integrated network, fund operations, and begin making scheduled cash interest payments on senior indebtedness in the fourth quarter of 2010. The Company’s ability to meet its projections, however, is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate. In addition, although the Company has secured committed financing pursuant to an agreement with Harbinger, Harbinger may not be required to fund the committed financing under certain circumstances, including upon the occurrence of an event that could be deemed a material adverse change.

Pursuant to the terms of the agreement with Harbinger, the Company has committed funding available to it of $500 million through the sale of four tranches of 18% Senior Unsecured Notes. On January 7, 2009, the Company issued the first tranche of the 18% Senior Unsecured Notes in an aggregate principal amount of $150 million. On April 1, 2009, the Company issued the second tranche of the 18% Senior Unsecured Notes in an aggregate principal amount of $175 million that is not reflected on the accompanying balance sheet as it was consummated subsequent to the date of the accompanying balance sheet. The remaining $175 million of 18% Senior Unsecured Notes are scheduled to be issued in the amount of $75 million and $100 million on July 1, 2009 and January 4, 2010, respectively.

The Company is actively pursuing other financing alternatives to continue to increase the amount of capital available to fund the development of the next generation network, including constructing SkyTerra-1 and SkyTerra-

Index

2, the satellite component of the network. The Company is considering means to raise capital, including strategic partnerships, vendor financing, sale of its interest in TerreStar Networks, and additional debt or equity financing, among others. There is no assurance that the Company can raise sufficient capital, or raise sufficient capital with terms that are favorable to the Company, to complete the next generation network and realize an ATC build-out.

EV-DO Satellite Enabled Mobile Chipsets and Base Transceiver Subsystems

The Company has a 15-year agreement with Qualcomm Incorporated (Qualcomm) for the provision by Qualcomm of satellite-enabled mobile chipsets and satellite base station components built upon Qualcomm-adapted EV-DO technology to facilitate the development of mobile devices and network systems for use with the Company’s planned next generation network. A broad range of Qualcomm chipsets, to be available on a mass-market basis, will include satellite and L-band capabilities. Under this agreement, SkyTerra LP and Qualcomm have completed the detailed specifications for the first release of the technology, which will be sufficient to support voice and data services in an integrated, dual mode manner over SkyTerra’s satellites and terrestrial networks, including L-band ATC.

On March 31, 2009 the Company entered into an agreement with Alcatel-Lucent USA Inc. (Alcatel-Lucent) to develop, test, and provide a production satellite base station subsystem and to supply such base station subsystem commercial products. This base station subsystem ground infrastructure will be designed to work with Qualcomm-adapted EV-DO technology chipsets. The combination of the base station subsystem and the Qualcomm chipset will form a full communication path and enable communications with a satellite system. The agreement also contemplates that other operators may enter into the agreement with Alcatel-Lucent or purchase base station subsystem product following successful completion of the base station subsystem development with each participating Operator sharing in the non-recurring expenses incurred in connection with the agreement which sharing may be in the form or rebates or other similar purchase price offsets. TerreStar Networks has joined as an operator under the agreement. Based on the continued participation of the current operators, the cost to the Company of its portion of the development and software costs, and initial expected product and deployment costs, under the agreement is $11.1 million.

GMR1-3G Satellite Enabled Mobile Chipsets and Base Transceiver Subsystems

On March 31, 2009, the Company entered into an agreement with Infineon Technologies AG, (Infineon), for the design and development of a multi-standard mobile platform based on Infineon’s innovative software-defined-radio (SDR) technology which would be compatible with the Hughes base station subsystem. This SDR chipset technology will enable satellite-terrestrial handsets to operate with multiple cellular and satellite-based communications technologies including GSM, GPRS, EDGE, WCDMA, HSDPA, HSUPA and GMR-2G/3G. The agreement also contemplates that up to two other operators may enter into the Infineon Agreement without any impact to the total contract price, provided the scope and functionality are not changed, and bearing their proportionate share of costs of the total contract price. TerreStar has entered into the agreement with the Company, such that four operators in total could be involved. Based on the continued participation of the current operators, the cost to SkyTerra of its portion of the development and software costs under the agreement is expected to be $19.4 million.

On March 31, 2009, in conjunction with the Infineon agreement, the Company entered into an agreement with Hughes Network Systems (Hughes) for additional software development work that will, with the existing Hughes base station subsystem agreement, allow Hughes to deliver the full base station subsystem development required with respect to the GMR1-3G air interface to be included in connection with the Infineon SDR technology. TerreStar has entered into this agreement with Hughes and the Company with respect to the additional development effort. Based on the continued participation of the current operators, the cost to SkyTerra of its portion of the development and software costs incurred under the agreement is expected to be $7.9 million.

Operator Participation in Satellite Enabled Mobile Chipsets and Base Transceiver Subsystems

For each of the satellite enabled mobile chipsets and base transceiver subsystems agreements discussed above, the termination by one operator of its agreement does not affect the agreement of any other operator, provided that the remaining operator(s) assume the unpaid non-recurring expenses. In the event of the termination by one or more of the operator(s), the remaining operator(s) can elect to terminate the agreement. Further, in the event that any additional operator participates in any of these agreements, the total non-recurring expenses thereunder will be pro-rated among the participating operators and in some instances a premium might also be paid

Index

for late entry. The Company may, in its sole discretion, determine its continued participation based on and following the termination of other operators of the various agreements.

Possible Merger and Acquisition of Inmarsat

The Company has a Master Contribution and Support Agreement (the “Master Agreement”) and certain other agreements with Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund L.P., Harbinger Capital Partners Fund I, L.P., and Harbinger Co-Investment Fund, L.P. (together "Harbinger"). The Master Agreement provides for the possible combination of the Company and Inmarsat plc ("Inmarsat"), a UK public listed company and a leading provider of global mobile satellite services. The proposed business combination would be structured as an offer by the Company for all of the issued and outstanding shares of Inmarsat not owned by Harbinger, and would be subject to the receipt of required regulatory and antitrust clearances. Harbinger has not yet proposed a structure or formal terms of a possible offer to SkyTerra or Inmarsat. Harbinger may terminate the Master Agreement at any time and is not obligated to proceed with any business combination transaction involving SkyTerra and Inmarsat.

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

In August 2008, Harbinger and the Company submitted applications to the FCC seeking consent for transfer of control of the Company to Harbinger and consent for the possible business combination between the Company and Inmarsat. The applications also sought a declaratory ruling approving a range of possible foreign ownership levels associated with Harbinger’s ownership of up to 100% of the Company. On March 4, 2009, following a request to the Company from Harbinger, Harbinger and the Company asked the FCC to separate the request for authority to transfer control of the Company from the request for approval of the possible business combination between the Company and Inmarsat, in order to facilitate expedited action on the application for approval of the transfer of ownership. Harbinger has informed the Company that it does not expect there to be any material change to the timetable for approval of the business combination between SkyTerra and Inmarsat.

On August 22, 2008, the Company filed a notice with the U.S. Department of Justice's Antitrust Division under the Hart-Scott-Rodino Act in connection with the possible offer by the Company for Inmarsat. On September 22, 2008, the 30-day Hart-Scott-Rodino waiting period expired without any action from the U.S. Department of Justice’s Antitrust Division.

In the event the possible offer by the Company for Inmarsat is not consummated by September 22, 2009, the Company will need to refile a notice with the U.S. Department of Justice's Antitrust Division. The Company is continuing to work cooperatively with Harbinger with respect to the possible offer for Inmarsat, including obtaining all required regulatory approvals for the business combination.

ATC Modification Application

In November 2005, the Company filed an application to modify its ATC license to take advantage of changes in the FCC’s technical ATC rules. In December 2008, the Company amended the ATC modification application pursuant to the flexibility accorded in the Cooperation Agreement. In April 2009, the FCC issued a letter order dismissing the amended ATC modification application without prejudice to refiling, for the alleged failure to

Index

provide sufficient information to demonstrate compliance with certain of the FCC’s rules. The Company is in the process of refiling the application with additional information responsive to the FCC’s letter.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company’s consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to the valuation of debt and warrants, the valuation of equity-based compensation, the valuation of intangible assets, the useful lives of long-lived assets and judgments involved in evaluating investment and asset impairments, among others, have a material impact on the financial statements. The Company bases estimates on historical experience and various other assumptions it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

For a more detailed explanation of the judgments made in these areas and a discussion of the Company’s critical accounting estimates and policies, refer to “Critical Accounting Policies” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) to the Company’s consolidated financial statements beginning on page F-26 of the Annual Report on Form 10-K for the year ended December 31, 2008.

EITF 07-5

The Company adopted EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from declines in the stock price (or “down-round” provisions). Warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that the following warrants contained such provisions, thereby concluding they were not indexed to the Company’s own stock:

•	Series 1-A, exercisable for 681,838 shares of the Company’s voting common stock, that expire June 4, 2009
•	Series 2-A, exercisable for 2,698,942 shares of the Company’s voting common stock, that expire June 4, 2009
•	Warrants issued to Harbinger in conjunction with 16.5% Senior Unsecured Notes (“Harbinger 2008 Warrants”), exercisable for 9,144,038 shares of the Company’s common stock, that expire January 7, 2018.
•

Warrants issued and vested upon the utilization of credit under Notes Payable – Vendor (“Vendor Warrants”), exercisable for 228,647 shares of the Company’s voting common stock, that expire August 18, 2018.

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $25.4 million was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants. The Company measured the fair value of these warrants as of March 31, 2009, and recorded a $9.4 million charge to record the liabilities associated with these warrants at their respective fair values as of March 31, 2009. The Company determined the fair values of these securities using a Monte Carlo valuation model.

Index

Recently Issued Accounting Standards

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The presentation of a noncontrolling interest has been modified for both the income statement and balance sheet, and disclosure requirements have been expanded to include disclosures that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements and disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 107-1 and APB 28-1 will have a material effect on its financial statements and disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and FAS 124-2 require comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 115-2 and FAS 124-2 will have a material effect on the on its financial statements and disclosures.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 157-4 will have a material effect on the on its financial statements and disclosures.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision makers in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

For the year ended December 31, 2008 the Company disclosed the operating results of three segments: Next Generation, Current Generation, and SkyTerra Corporate. The Next Generation segment related to activities specific to the deployment of a next generation satellite system. The Current Generation segment related to SkyTerra LP provision of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services using its existing in-orbit satellites. The SkyTerra Corporate segment related to activities related to the publicly traded holding company.

Efforts regarding the development and deployment of a next generation network have accelerated in 2009. A launch of the first space-based next generation network asset is expected within several quarters, and ground based

Index

next generation network segments are expected to become operational over the same period of time. The activities of the Company’s employees have become less distinguishable between those specific to current generation network operation and those specific to next generation network activities. As these activities merge, the chief operating decision maker has determined that the allocation of expenses between current and next generation network activities is no longer meaningful, and the chief operating decision maker no longer requires discrete financial information on which to base decisions regarding the allocation of resources between those activities. The Company has determined that its current generation and next generation activities no longer qualify as operating segments.

The activities previously reported separately as SkyTerra Corporate are corporate services that support both current and next generation activities, including financing, corporate governance, and other activities. In conjunction with the merging of the current and next generation operating activities discussed above, the chief operating decision maker no longer reviews, or requires discrete financial information for SkyTerra Corporate activities. Similar to the current and next generation activities, the Company has determined that SkyTerra Corporate activities no longer qualify as operating segments. As a result, as of March 31, 2009 the Company has only one operating segment.

Results of Operations

Comparison of the three months ended March 31, 2009 and 2008

The following tables detail the Company’s consolidated financial results for the three months ended March 31, 2009 and March 31, 2008.

Revenues

The following table sets forth MSS revenues and percentage changes for the periods indicated (in thousands):

	Three months ended March 31,
	2009	2008	% Change
Revenues
Capacity	$3,290	$3,121	5.4%
Telephony	2,788	3,157	(11.7)%
Data	757	837	(9.6)%
Equipment	828	1,222	(32.2)%
Other	158	256	(38.3)%
Total revenues	$7,821	$8,593	(9.0)%

Capacity

The Company provides bandwidth and power to certain customers who implement and operate their own networks. The specified bandwidth and power is generally customer dedicated once purchased and is not subject to other sale or preemption by SkyTerra LP except for emergency purposes. Capacity customers generally operate under contractual arrangements ranging from short-term (month-to-month) to end of current satellite life in length. These contracts do not generally provide for annual increases or variable revenues. As such, capacity revenues for the three months ended March 31, 2009, as compared to the same periods in 2008 have not fluctuated significantly.

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

Index

of service to the end-user. Variable usage revenue is recognized during the period of end-user usage. Activation fees are deferred and recognized ratably over the customer’s contractual service term, generally one year.

The following table sets forth telephony subscribers, quarterly subscriber changes, and average monthly revenue per subscriber unit (“ARPU”):

	Three months ended March 31,
	2009	ARPU	2008	ARPU	Change Subscribers	Change ARPU
Total subscribers, January 1	19,014		19,866		(4.3)%
Additions	256		548		(53.3)%
Deletions	(792)		(443)		78.8%
Total subscribers, March 31	18,478	$49.73	19,971	$52.56	(7.5)%	(5.4)%

Telephony revenues for the three months ended March 31, 2009, as compared to the same period in 2008, decreased due to a decline in ARPU and a decline in the average number of subscribers.

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

Data revenues for the three months ended March 31, 2009, as compared to the same period in 2008, decreased due to a decrease of 10.6% in average monthly revenue per subscriber unit, which was partially offset by an increase of 1.8% in the average number of subscribers.

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

Equipment sales during the three months ended March 31, 2009, decreased as compared to the same periods in 2008 due to decreased sales of mobile terminals.

Index

Operating Expenses

The table below sets forth the Company’s operating expenses (excluding cost of equipment sold) and percentage changes for the periods indicated (in thousands).

	Three months ended March 31,
	2009	2008	% Change
Cost of equipment sold	$775	$974	(20.4)%
Operations and cost of services (exclusive of depreciation and amortization)	8,653	6,663	29.9%
Sales and marketing	1,774	2,643	(32.9)%
Research and development (exclusive of depreciation and amortization)	3,739	4,107	(9.0)%
General and administrative	8,078	7,577	6.6%
Depreciation and amortization	8,318	8,081	2.9%
Total operating expenses	$31,337	$30,045	4.3%

Cost of Equipment Sold

The cost of equipment sold is comprised of the cost of equipment purchased for resale. The Company does not manufacture any of its own equipment. Also included in cost of equipment sold are the costs of warehousing and warehousing services. Cost of equipment sold during the three months ended March 31, 2009, as compared to the same periods in 2008 decreased as a result of decreased equipment sales.

Operations and Cost of Services

Operations and costs of service expenses include compensation costs of satellite operations employees, and the other expenses related to the operation of the satellite wireless network, costs of telemetry, tracking, and control and facility costs.

Operations and cost of services expenses increased during the three months ended March 31, 2009, as compared to the same period in 2008, due primarily to costs associated with the engineering of chipsets for next generation network devices, and increased compensation costs and staffing. Those increases were partially offset by a reduction in equity-based compensation due to the recognition of additional equity-based compensation expense in the first quarter of 2008 resulting from the February 2008 modifications to outstanding options.

Sales and Marketing

Sales and marketing expenses include the compensation of sales and marketing employees, and the cost of advertising, marketing and promotion.

Sales and marketing expenses decreased during the three months ended March 31, 2009, as compared to the same period in 2008 due to decreased compensation costs and staffing and a reduction in equity-based compensation due to the recognition of additional equity-based compensation expense in the first quarter of 2008 resulting from the February 2008 modifications to outstanding options.

Research and Development

Research and development expenses include the compensation costs of employees working on next generation products and services, and other development costs of the next generation network. Research and development expenses decreased during the three months ended March 31, 2009, as compared to the same period in 2008, due primarily to decreased third-party consulting expenses related to the development of operational and business support systems for the next generation network.

General and Administrative

General and administrative expenses include the compensation costs of finance, legal, human resources employees and other corporate costs.

Index

General and administrative expenses increased during the three months ended March 31, 2009, as compared to the same period in 2008, due to increased consulting fees, and increased compensation costs. Those increases were partially offset by a reduction in equity-based compensation due to the recognition of additional equity-based compensation expense in the first quarter of 2008 resulting from the February 2008 modifications to outstanding options.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization expenses did not fluctuate significantly during the three months ended March 31, 2009, as compared to the same periods in 2008.

Other Income and Expenses

The following table sets forth other income and expenses for the periods indicated (in thousands):

	Three months ended March 31,
	2009	2008	% Change
Interest income	$369	$3,221	(88.5)%
Interest expense	(15,954)	(11,716)	36.2%
Impairment of investment in TerreStar Networks	—	(8,353)	(100.0)%
Change in fair value of warrants	(9,357)	—	100.0%
Other income (expense), net	231	664	(65.2)%
Benefit (provision) for income taxes	—	275	(100.0)%
Total other expenses	$(24,711)	$(15,909)	55.3%

Interest Income

Interest income is interest earned on cash, cash equivalents, restricted cash and short-term investments. Interest income decreased during the three months ended March 31, 2009, as compared to the same periods in 2008 due to the decrease of cash, cash equivalents, and short-term investments, and a significant decrease in yields.

Interest Expense

Interest expense is comprised of the amortization of the discount and debt issuance costs on Senior Secured Discount Notes, interest and amortization of the discount on the 16.5% Senior Unsecured Notes, interest and amortization of the discount and debt issuance costs on the 18% Senior Unsecured Notes, and interest incurred on Notes Payable - Vendor, offset by capitalized interest on the system under construction. Total and capitalized interest is as follows (in thousands):

	Three months ended March 31,

	2009	2008
Capitalized interest	$21,886	$15,123
Interest expense	15,954	11,716
Total interest	$37,840	$26,839

Total interest increased during the three months ended March 31, 2009, as compared to the same period in 2008, due to increased interest related to Senior Secured Notes, 16.5% Senior Unsecured Notes, 18% Senior Unsecured Notes and Notes Payable - Vendor, and Notes Payable – Vendor of $3.2 million, $1.0 million, $6.6 million and $0.2 million, respectively.

Index

Impairment of investment in TerreStar Networks

During the three months ended March 31, 2008, the Company recorded a write-down of its investment in TerreStar Networks in the amount of $8.4 million as the Company determined the TerreStar Networks investment had become other-than-temporarily impaired.

Change in fair value of warrants

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes certain warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of $25.4 million was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The Company measured the fair value of these warrants as of March 31, 2009, and recorded a $9.4 million charge to record the liabilities associated with these warrants at their respective fair values as of March 31, 2009.

Benefit (Provision) for Income Taxes

The Company’s effective tax rate differs from the Federal statutory rate, due primarily to a full valuation allowance recorded against net operating losses generated in the periods presented.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash, cash equivalents, short-term investments and accounts receivable. The Company’s primary cash needs are for working capital, capital expenditures, debt service and operating expenses. The Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company has financed its operations to date through the private placement of debt and equity securities, and vendor financing. Cash payments of interest on the Company’s debt portfolio begins in October 2010, with periodic interest coming due on the Senior Secured Discount Notes, and cash payment of principal due in full in April 2013. Cash payment of interest on the 16.5% Senior Unsecured Notes is required to begin in June 2012, and cash payment of principal is due in full in May 2013. Cash payment of interest on the 18% Senior Unsecured Notes is required to begin in July 2011, and cash payment of principal is due in full in July 2013.

The Company’s current operating assumptions and projections reflect management’s best estimate of future revenue, operating expenses, and capital commitments, and indicate that the Company’s current sources of liquidity, including the Harbinger committed financing discussed below, should be sufficient to fund the Company through the third quarter of 2010. Additional funds will be needed to complete the construction of the next generation integrated network, fund operations, and begin cash payment of interest in the fourth quarter of 2010. The Company’s ability to meet its projections, however, is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate. In addition, although the Company has secured committed financing pursuant to an agreement with Harbinger, Harbinger may not be required to fund the committed financing under certain circumstances, including upon the occurrence of an event that could be deemed a material adverse change.

Pursuant to the terms of the agreement with Harbinger, the Company has committed funding available to it of $500 million through the sale of four tranches of 18% Senior Unsecured Notes. On January 7, 2009, the Company issued the first tranche of the 18% Senior Unsecured Notes in an aggregate principal amount of $150 million. On April 1, 2009, the Company issued the second tranche of the 18% Senior Unsecured Notes in an aggregate principal amount of $175 million that is not reflected on the accompanying balance sheet as it was consummated subsequent to the date of the accompanying balance sheet. The remaining $175 million of 18% Senior Unsecured Notes are scheduled to be issued in the amount of $75 million and $100 million on July 1, 2009 and January 4, 2010, respectively.

The U.S. and worldwide financial markets have experienced unprecedented volatility, particularly in the financial services sector. No assurance can be given that Harbinger will satisfy its remaining funding commitments to the Company in a timely manner, or at all. If Harbinger does not satisfy its funding commitments, the Company may pursue other means to extend its liquidity and raise capital. Those alternatives may include a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, the renegotiation of vendor payment schedules to defer payments into the future, the postponement of certain

Index

discretionary spending, the sale of the Company’s investment in TerreStar Networks Inc. (TerreStar Networks) or some combination of these actions. The Company may be unable to find alternative financing sources, particularly in light of the current turmoil in the U.S. and worldwide financial markets. In addition, the terms of the Company’s current and expected future indebtedness and other contractual arrangements include significant limitations on additional debt, including amount, terms, access to security, and duration, among other factors, and impose limitations on the structure of strategic transactions.

The remaining cost of carrying out the Company’s business plan is significant, and is significantly more than the Company’s currently available and committed resources. If the Company fails to obtain necessary financing on a timely basis, its satellite construction, launch, or other events necessary to conduct the Company’s business could be materially delayed, or its costs could materially increase; the Company could default on its commitments to its satellite construction or launch contractors, creditors or other third parties, leading to termination of construction or inability to launch the Company’s satellites; the Company may not be able to complete its next generation integrated network as planned and may have to discontinue operations or seek a purchaser for its satellite business or assets. Further, SkyTerra LP could lose its FCC or Industry Canada licenses or its international rights if it fails to achieve required performance milestones.

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

Index

Contractual Obligations and Known Future Cash Requirements

Set forth below is information concerning the Company’s known contractual obligations as of March 31, 2009 that are fixed and determinable. The Company leases office space, computers and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase. The Company’s various non-cancelable vendor arrangements (including satellite, launch vehicle, base transceiver subsystems and air interface technology construction), long-term and other debt arrangements, non-cancelable operating leases and agreements with initial terms of greater than one year are as follows as of March 31, 2009, except as noted (in thousands):

	Payments due by period
	Total	2009	1–3 years	3-5 years	More than 5 years
Operating leases (1)	$18,368	$1,896	$3,909	$1,782	$10,781
Notes payable	194	194	—	—	—
Satellite and ground system (2)	217,464	75,914	140,612	938	—
Launch services	144,533	39,744	104,789	—	—
Chipset, device and satellite base station subsystem	54,457	17,898	36,559	—	—
Satellite operational services	24,725	2,526	3,318	2,868	16,013
Senior Secured Discount Notes (4)	1,065,000	—	157,500	210,000	697,500
Senior unsecured notes (related party) (3)(4)	650,332	43,052	147,525	459,755	—
Other	12,559	7,148	3,358	316	1,737
	$2,187,632	$188,372	$597,570	$675,659	$726,031

(1)      The Company leases office space and computer and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase.

(2) The amounts exclude in-orbit incentives and potential interest.

(3)      Assumes semi-annual interest payments made “in-kind” through the allowable payment “in-kind” period, with cash payment of interest on the 16.5% Senior Unsecured Notes and 18% Senior Unsecured Notes beginning June 2012 and July 2011, respectively.

(4) The amounts include scheduled cash interest payments.

Future Capital Requirements

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

Off-Balance Sheet Financing

The Company did not enter into any off-balance sheet arrangements, other then operating leases in the normal course of business during the three months ended March 31, 2009. As of March 31, 2009, the Company does not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Index

Cash Flow

Net Cash Used in Operating Activities. During the three months ended March 31, 2009, as compared to the same period in 2008, net cash used in operating activities increased $6.1 million primarily due to increases in personnel, staffing and related costs, and increased expenses to develop the next generation network.

Net Cash Used in Investing Activities. During the three months ended March 31, 2009, as compared to the same period in 2008, net cash used in investing decreased due to fewer purchases of investments, and the payment of estimated taxes related to TMI Delaware in 2008.

Net Cash Provided by Financing Activities. During the three months ended March 31, 2009, as compared to the same period in 2008, net cash provided by financing activities did not fluctuate significantly. Proceeds from the issuance of the 16.5% Senior Unsecured Notes of $150 million in 2008 offset the proceeds from the issuance of the 18% Senior Unsecured Notes of $150 million in 2009.

Index

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The United States dollar is the functional currency for the Company’s consolidated financials. The functional currency of the Company’s Canadian subsidiary and joint venture is the Canadian dollar. The financial statements of these entities are translated to United States dollars using period end rates for assets and liabilities, and the weighted average rate for the period for all expenses and revenues. During the normal course of business, the Company is exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the Canadian dollar and the Euro. To reduce the impact of these risks and to increase the predictability of cash flows, the Company uses natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk. When natural offsets are not sufficient, from time to time, the Company enters into certain derivative contracts to buy and sell foreign currencies. The Company’s policies prohibit speculative trading and allows for derivative contracts to be entered into only when a future foreign currency requirement is identified. These contracts generally have durations of less than one year. As of March 31, 2009 the Company did not hold any foreign currency contracts.

Interest Rate Risk

Changes in interest rates affect the fair value of the Company’s fixed rate debt. There is limited active public trading in the Company’s Senior Secured debt securities, and there is no public trading in any other of the Company’s debt securities. To determine fair value of these securities, an estimated bid-side broker quote of the Company’s Senior Secured Discount Notes was obtained and was also used as the basis to estimate the fair value of the Company’s 16.5% Senior Unsecured Notes and 18% Senior Unsecured Notes, resulting in an aggregate fair value of $299.6 million at March 31, 2009. Based on securities outstanding at March 31, 2009, a 1% increase or decrease in interest rates, assuming similar terms and similar assessment of risk by lenders, would change the estimated market value by $7.5 million and $7.6 million, respectively at March 31, 2009.

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

The Company has cash flow exposure to changing interest rates on its Vendor Notes because the interest rate for these securities is not fixed. As of March 31, 2009 the Company had $84.7 million outstanding under its Notes Payable - Vendor with interest rates tied to changes in the LIBOR rate. Based on balances outstanding at March 31, 2009, a 1.0% increase or decrease in interest rates, assuming repayment of the Vendor Note in accordance with scheduled maturities, would change the Company’s annual interest expense by $1.1 million.

Index

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

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

Item 1A. Risk Factors

For a description of risk factors relating to our business, refer to “Risk Factors” included in Item 1A. in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits.

Information about Exhibits Included in this Form 10-Q

In reviewing the agreements included or incorporated by reference as exhibits to this Form 10-Q, please remember they are intended to provide you with information regarding their terms and are not to provide any other factual or disclosure information about the Company or the other parties thereto. Certain of the agreements contain representations and warranties by the parties named therein. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description
4.1	Warrant to Purchase 15,937,500 Shares of Common Stock issued on April 1, 2009 to Harbinger Capital Partners Master Fund I, Ltd.
4.2	Warrant to Purchase 5,312,500 Shares of Common Stock issued on April 1, 2009 to Harbinger Capital Partners Special Situations Fund, L.P.
10.1	Contract for Design and Development of SDR Modem Platforms between TerreStar Networks, Inc. and SkyTerra LP and Infineon Technologies AG dated March 31, 2009
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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2009	By:	/s/ Alexander H. Good
Alexander H. Good
Chief Executive Officer and President

Date: May 1, 2009	By:	/s/ Scott Macleod
Scott Macleod
Executive Vice President and Chief Financial Officer