Form 10-K/A
period 2008-12-31
SKYTERRA COMMUNICATIONS INC
filed 2009-05-11
CIK 756502

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

EXPLANATORY NOTE

The purpose of this most recent amendment is to provide certain technical amendments to Item 13 to the amended Form 10K-A filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2009, which amended and restated Part III of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2009 (the “Form 10-K”). The amended and restated items are as follows:

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

2008 Grants of Plan-Based Awards

The following table contains information concerning grants of plan-based awards to the named executive officers in 2008.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: No. of Shares of Stock or Units (#)	All Other Option Awards: No. of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
		Threshold ($)	Target ($)	Max. ($)	Threshold (#)	Target (#)	Max (#)
Alexander Good	5/5/08	-	-	-	-	-	-	600,000	-	-	$4,734,000
Scott Macleod	5/5/08	-	-	-	-	-	-	400,00	-	-	$3,156,000
Andrew Caplan	8/15/08 2/22/08	- -	- -	- -	- -	- -	- -	50,000 -	- 300,000	- -	$ 225,000 $ 222,061 (2)
Randy Segal	-	-	-	-	-	-	-	-	-	-	-
James A. Wiseman	2/22/08	-	-	-	-	-	-	-	56,400	-	$ 52,542 (3)
Robert Lewis	-	-	-	-	-	-	-	-	-	-	-

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

	Option Awards									Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alexander Good	1,128,000 564,000	(2) (3)	- -		- -	- -	$2.287 $2.287		2/27/14 2/27/15	- 1,000,000	(4)	- $1,815,000	- -	- -
Scott Macleod	423,000	(5)	211,500	(5)	-	-	$7.425		1/27/16	600,000	(6)	$1,089,000	-	-
Andrew Caplan	100,000		200,000		-	-	$7.425	(7)	1/29/17	125,000	(8)	$226,875	-	-
Randy Segal	282,000 141,000	(9) (10)	- -		- -	- -	$2.287 $2.287		9/18/14 9/18/15	- -		- -	- -	- -
James A. Wiseman	18,800		37,600		-	-	$7.425	(11)	8/20/17	-		-	-	-
Robert Lewis	10,000		-		-	-	$21.53		1/28/15	-		-	-	-

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

2008 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1) (7)	Non-Equity Incentive Plan Comp. ($)	Change in Pension Value and Nonqualified Deferred Comp. Earnings ($)	All Other Comp. ($)	Total ($)
Jose A. Cecin, Jr.	$ 137,293	$ -	$ 20,889 (2)	$ -	$ -	$ -	$ 158,182
Paul S. Latchford, Jr.	$ 32,292	$ -	$ 20,889 (2)	$ -	$ -	$ -	$ 53,181
Jeffrey M. Killeen	$ 108,167	$ 552,800 (3)	$ 20,889 (2)	$ -	$ -	$ -	$ 681,856
William F. Stasior	$ 108,667	$ 380,050 (4)	$ 20,889 (2)	$ -	$ -	$ -	$ 510,056
Michael D. Weiner	$ 35,000	$ -	$ 20,889 (2)	$ -	$ -	$ -	$ 55,889
Aaron Stone (5)	$ 31,625	$ -	$ 20,889 (2)	$ -	$ -	$ -	$ 52,514
Jeffrey A. Leddy (6)	$ 5,000	$ -	$ -	$ -	$ -	$ -	$ 5,000
Andrew Africk (6)	$ 9,000						$ 9,000

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

Name and Address	Position	Number of Shares of Voting Common Stock Beneficially Owned (1)		Percentage of Class of Voting Common Stock	Number of Shares of Non-Voting Common Stock Beneficially Owned		Percentage of Class of Non-Voting Common Stock	Percentage of Total Equity
Alexander H. Good	Chief Executive Officer and President, Director	2,627,600	(2)	5.2%	—		*	2.4%
Robert C. Lewis	Former Senior Vice President, General Counsel and Secretary	149,500	(3)	*	—		*	*
Scott Macleod	Executive Vice President, Chief Financial Officer and Treasurer	1,191,566	(4)	2.4%	—		*	1.1%
Andrew Caplan	Chief Network Officer, SkyTerra LP	325,000	(5)	*	—		*	*
Randy S. Segal	Senior Vice President, General Counsel and Secretary	423,000	(6)
James A. Wiseman	Vice President and Corporate Controller	18,800	(7)	*	—		*	*
Jose A. Cecin, Jr.	Director	6,667	(8)	*	—		*	*
Paul S. Latchford, Jr.	Director	6,667	(9)	*	—		*	*
Jeffrey M. Killeen	Director	129,167	(10)	*	—		—	*
William F. Stasior	Director	114,167	(11)	*	—		—	*
Michael D. Weiner	Director	31,667	(12)	*	—		—	*
Harbinger Capital Partners Master Fund I, Ltd.		64,716,176	(13)	71.7%	29,946,362	(14)	49.9%	63.0%
Harbinger Capital Partners Special Situations Fund, L.P.
Harbinger Capital Partners Fund I, L.P. c/o International Fund Services Third Floor Bishop Square Redmonds Hill Dublin Ireland L2

Name and Address	Position	Number of Shares of Voting Common Stock Beneficially Owned (1)	Percentage of Class of Voting Common Stock	Number of Shares of Non-Voting Common Stock Beneficially Owned	Percentage of Class of Non-Voting Common Stock	Percentage of Total Equity
BCE Inc. 1000 rue de La Gauchetiere Ouest Bureau 3700 Montreal, Quebec H3B 4Y7 Canada		—	—	22,105,400	36.9%	20.3%
Columbia Capital III, LLC 201 North Union Street Suite 300 Alexandria, VA 22314		5,552,665	11.3%(15)	—	—	5.1%
All executive officers and directors as a group (12 persons)		5,015,468	9.6%	—	—	4.5%

*	Represents beneficial ownership of less than 1%.
(1)	Beneficial ownership has been determined pursuant to Rule 13d-3 under the Exchange Act.
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

The amount shown in this column excludes 2,077,533 shares of voting common stock currently held in escrow, which certain of the Harbinger funds referenced above have the right to receive upon the FCC’s approval of Harbinger’s application to acquire control of the Company, and as to which such Harbinger funds disclaim beneficial ownership.

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

The amount shown in this column excludes 7,906,737 shares of non-voting common stock currently held in escrow, which certain of the Harbinger funds referenced above have the right to receive upon the FCC’s approval of Harbinger’s application to acquire control of the Company, and as to which such Harbinger funds disclaim beneficial ownership.

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

10.68

Offer Letter dated March 3, 2009, between Gary Epstein and the Company, which was filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K/A, filed on April 30, 2009 and is hereby incorporated herein by reference.

14.1	SkyTerra Code of Business Ethics, which was filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K/A, filed on April 30, 2009 and is hereby incorporated herein by reference.
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

Dated: May 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ ALEXANDER H. GOOD	Chief Executive Officer and President, Director (Principal Executive Officer)	May 8, 2009
Alexander H. Good
/S/ SCOTT MACLEOD	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 8, 2009
Scott Macleod
/S/ JAMES A. WISEMAN	Vice President and Corporate Controller (Principal Accounting Officer)	May 8, 2009
James A. Wiseman
/S/ JOSE A. CECIN, JR.	Director	May 8, 2009
Jose A. Cecin, Jr.
/S/ JEFFREY M. KILLEEN	Director	May 8, 2009
Jeffrey M. Killeen
/S/ PAUL S. LATCHFORD, JR.	Director	May 8, 2009
Paul S. Latchford, Jr.
/S/ WILLIAM F. STASIOR	Director	May 8, 2009
William F. Stasior
/S/ MICHAEL D. WEINER	Director	May 8, 2009
Michael D. Weiner