Form 10-Q
period 2009-06-30
SKYTERRA COMMUNICATIONS INC
filed 2009-08-10
CIK 756502

Index

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(703) 390-2700

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

As of July 15, 2009 there were 48,865,453 shares of the Company’s voting common stock and 59,958,499 shares of the Company’s non-voting common stock outstanding.

Index

SKYTERRA COMMUNICATIONS, INC.

Index

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

SkyTerra Communications, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Services and related revenues	$7,600	$7,427	$14,435	$14,542
Equipment sales	1,704	1,162	2,532	2,384
Other revenues	256	219	413	475
Total revenues	9,560	8,808	17,380	17,401
Operating expenses:
Cost of equipment sold	1,630	928	2,404	1,902
Operations and cost of services (exclusive of depreciation and amortization)	28,337	6,945	36,990	13,608
Sales and marketing	2,757	2,100	4,531	4,743
Research and development (exclusive of depreciation and amortization)	4,635	3,147	8,374	7,254
General and administrative	8,090	8,318	16,168	15,895
Depreciation and amortization	8,306	8,196	16,623	16,278
Total operating expenses	53,755	29,634	85,090	59,680
Operating loss	(44,195)	(20,826)	(67,710)	(42,279)
Other income (expense):
Interest income	223	1,726	592	4,948
Interest expense	(24,031)	(9,632)	(39,986)	(21,347)
Impairment of investment in TerreStar Networks	—	(8,441)	—	(16,794)
Change in fair value of warrants (see Note 2)	1,408	—	(7,948)	—
Other income, net	85	199	315	862
Loss before income taxes	(66,510)	(36,974)	(114,737)	(74,610)
Income taxes	—	185	—	460
Consolidated net loss	(66,510)	(36,789)	(114,737)	(74,150)
Net loss attributable to noncontrolling interest	446	135	446	286
Net loss attributable to SkyTerra	$(66,064)	$(36,654)	$(114,291)	$(73,864)

Basic and diluted loss attributable to SkyTerra per common share	$(0.62)	$(0.35)	$(1.07)	$(0.70)
Basic and diluted weighted average common shares outstanding	107,122,484	106,048,484	107,024,927	106,039,281

See accompanying notes.

Index

  SkyTerra Communications, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$283,505	$65,721
Investments	21,068	46,659
Accounts receivable, net of allowance of $44 and $45, respectively	5,436	5,505
Inventory	2,659	2,058
Other current assets	6,746	7,079
Total current assets	319,414	127,022
Network construction in progress	840,735	680,932
Property and equipment, net	6,651	7,428
Intangible assets, net	508,552	523,647
Other assets	22,339	21,673
Total assets	$1,697,691	$1,360,702
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,862	$5,355
Accrued expenses and other current liabilities	34,448	18,759
Deferred revenue, current portion	3,745	3,474
Debt, current portion	—	372
Total current liabilities	42,055	27,960
Long-term debt ($451,417 and $147,119 to a related party, respectively), net of current portion	1,232,669	837,818
Deferred revenue, net of current portion	13,737	12,383
Other long-term liabilities	2,271	11,188
Warrants (see Note 2)	18,701	—
Total liabilities	1,309,433	889,349
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 48,865,453 and 48,822,787 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	489	488
Non-voting common stock, $0.01 par value. Authorized 125,000,000 shares; 59,958,499 shares issued and outstanding at June 30, 2009 and December 31, 2008	600	600
Additional paid-in capital	1,021,747	1,014,981
Accumulated other comprehensive loss	(2,184)	(1,785)
Accumulated deficit	(631,832)	(542,931)
Total SkyTerra stockholders’ equity	388,820	471,353
Noncontrolling interest	(562)	—
Total stockholders’ equity	388,258	471,353
Total liabilities and stockholders’ equity	$1,697,691	$1,360,702

See accompanying notes.

Index

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Non-voting Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total SkyTerra Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, December 31, 2008	48,822,787	$488	59,958,499	$600	$1,014,981	$(1,785)	$(542,931)	$471,353	$—	$471,353
Cumulative effect of change in accounting principle (See Note 2)	—	—	—	—	(35,127)	—	25,390	(9,737)	—	(9,737)
Issuance of warrants	—	—	—	—	36,969	—	—	36,969	—	36,969
Equity-based compensation	150,000	2	—	—	5,238	—	—	5,240	—	5,240
Purchase of restricted stock	(107,334)	(1)			(314)	—	—	(315)	—	(315)
Consolidated net loss	—	—	—	—	—	—	(114,291)	(114,291)	(446)	(114,737)
Foreign currency translation adjustment	—	—	—	—	—	(399)	—	(399)	(116)	(515)
Balance, June 30, 2009	48,865,453	$489	59,958,499	$600	$1,021,747	$(2,184)	$(631,832)	$388,820	$(562)	$388,258

See accompanying notes.

Index

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months Ended June 30,
	2009	2008
Operating activities
Consolidated net loss	$(114,737)	$(74,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash and working capital items	80,696	52,932
Net cash used in operating activities	(34,041)	(21,218)
Investing activities
Purchase of property and equipment	(704)	(1,130)
Satellite system construction in-progress payments	(96,010)	(128,307)
Change in restricted cash	(492)	(15)
Purchase of investments	(28,867)	(171,684)
Maturity of investments	53,968	130,804
Payments for assumed tax liabilities of entity acquired in BCE Exchange Transaction	(448)	(29,594)
Net cash used in investing activities	(72,553)	(199,926)
Financing activities
Proceeds from issuance of 16.5% Senior Unsecured Notes and Warrants	—	150,000
Proceeds from issuance of 18% Senior Unsecured Notes and Warrants	325,000	—
Principal payments on notes payable	(372)	(466)
Proceeds from exercise of SkyTerra LP unit options	—	65
Repurchase of restricted shares	(315)	—
Net cash provided by financing activities	324,313	149,599
Effect of exchange rates on cash and cash equivalents	65	(57)
Net change in cash and cash equivalents	217,784	(71,602)
Cash and cash equivalents, beginning of period	65,721	127,905
Cash and cash equivalents, end of period	$283,505	$56,303

See accompanying notes.

Index

SkyTerra Communications, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Basis of Presentation

All SkyTerra Communications, Inc. (SkyTerra or the Company) operating and development activity is performed through its wholly owned consolidated subsidiary SkyTerra LP. SkyTerra LP is licensed by the United States government and SkyTerra (Canada) Inc. (SkyTerra Canada), a consolidated variable interest entity of SkyTerra LP, is licensed by the Canadian government to operate in the L-band spectrum that each has coordinated for its use. References herein to the "Company," include the Company’s subsidiaries, including SkyTerra LP, as well as SkyTerra Canada, and references to the Company’s “satellites,” “spectrum” and “networks,” include the satellites, spectrum and networks of both SkyTerra LP and SkyTerra Canada.

Communications Networks

The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. The Company plans to launch two new satellites, SkyTerra-1 and SkyTerra-2, which will serve as the core of its next generation network. The Company had previously targeted a March 2010 through May 2010 launch window for SkyTerra-1 with International Launch Services (ILS) based on the delivery schedule projected by its satellite manufacturer, Boeing Satellite Systems (Boeing).  In July, 2009, Boeing informed the Company that the SkyTerra-1 satellite is now expected to be available in the second quarter of 2010, requiring the rescheduling of the launch window.  Based on this information, the Company has rescheduled the launch window to be August 2010 through October 2010.  The Company is in the process of filing a request with the U.S. Federal Communications Commission (FCC) to extend its satellite launch milestone date outlined in its authorization for the launch of its SkyTerra-1 satellite to be consistent with this window. While there can be no assurances, the Company believes the FCC will support this change in launch window and the related launch milestone modification. The launch of SkyTerra-2 continues to be expected to occur in the fourth quarter of 2010 or the first quarter of 2011, within all regulatory milestones.

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

Pursuant to the terms of the agreement with Harbinger, the Company has committed funding of $500 million in the aggregate available to it through the sale of four tranches of 18% Senior Unsecured Notes. The remaining $100 million of 18% Senior Unsecured Notes are scheduled to be issued on January 4, 2010.

The U.S. and worldwide financial markets have experienced unprecedented volatility, particularly in the financial services sector. No assurance can be given that Harbinger will satisfy its remaining funding commitment to the Company in a timely manner, or at all. If Harbinger does not satisfy its funding commitments, the Company may pursue other means to extend its liquidity and raise capital. Those alternatives may include a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, the renegotiation of vendor payment schedules to defer payments into the future, the postponement of certain discretionary spending, the sale of the Company’s investment in TerreStar Networks Inc. (TerreStar Networks) or some combination of these actions. The Company may be unable to find alternative financing sources, particularly in light of the current state of the U.S. and worldwide financial markets. In addition, the terms of the Company’s current and expected future indebtedness and other contractual arrangements include significant limitations on

Index

additional debt, including amount, terms, access to security, and duration, among other factors, and impose limitations on the structure of strategic transactions.

The remaining cost of carrying out the Company’s business plan is significant, and is significantly more than the Company’s currently available and committed resources. If the Company fails to obtain necessary financing on a timely basis, its satellite construction, launch, or other events necessary to deploy and operate the Company’s next generation network and conduct the Company’s business could be materially delayed, or its costs could materially increase; the Company could default on its commitments to its satellite construction or launch contractors, creditors or other third parties leading to termination of construction or inability to launch the Company’s satellites; and the Company may not be able to complete its next generation integrated network as planned and may have to discontinue operations or seek a purchaser for its satellite business or assets. Further, SkyTerra LP and SkyTerra Canada could lose their FCC licenses, Industry Canada licenses and their international rights if they fail to achieve required performance milestones.

Basis of Presentation and Consolidation

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

Variable Interest Entity

The Company consolidates a variable interest entity in which it is the primary beneficiary. SkyTerra Canada, in which SkyTerra LP holds an effective 46.4% interest, is licensed by the Canadian government to operate in the L-band using spectrum, covering Canada, the United States, and other territories, that SkyTerra Canada has coordinated for its use. SkyTerra Canada holds a license to a significant portion of the spectrum and holds satellite assets in use by the Company, and is obligated, by contract, to provide access to those assets to a 100% owned subsidiary of SkyTerra LP through services and capacity agreements. These agreements may terminate only upon written agreement between both the Company and SkyTerra Canada, or upon one party becoming the beneficial owner of all of the shares of SkyTerra Canada as well as upon other ordinary terms of default. The Company has determined it is the primary beneficiary of SkyTerra Canada based upon the benefits provided to the Company under the services and capacity agreements and the Company’s historical and expected future cash funding of SkyTerra Canada. Previously, based upon a contractual arrangement that has now expired, SkyTerra LP was obligated to fund the operating expenses of SkyTerra Canada. Although SkyTerra LP’s contractual obligation is no longer in force, the Company expects to continue to fund the operating expenses and working capital requirements of SkyTerra

Index

Canada in order to continue to benefit from the services and capacity agreements. As it is the primary beneficiary of SkyTerra Canada, the Company has consolidated SkyTerra Canada into the financial statements of the Company.

As a minority equity holder, SkyTerra LP does not have the ability to make unilateral decisions regarding the operations of SkyTerra Canada or utilization of its assets. SkyTerra LP provides financial support to SkyTerra Canada in the form of cash payments and services for which SkyTerra LP has not received cash reimbursement. SkyTerra LP provides financial and other support that it is not contractually obligated to provide in order to maintain the business, operations, and assets of SkyTerra Canada. Creditors of SkyTerra Canada have no recourse to the assets or general credit of SkyTerra LP or the Company. SkyTerra Canada has no debt or financing arrangements with any third parties. Through its contractual rights, the Company can prevent SkyTerra Canada from business activities that may expose SkyTerra Canada to incremental undue financial or other risk. The Company’s current maximum direct financial exposure to loss includes the historical investment in and trade receivables from SkyTerra Canada. SkyTerra Canada is subject to foreign ownership restrictions imposed by the Telecommunications Act (Canada) and the Radiocommunication Act (Canada) and regulations made pursuant to these Acts. Although the Company believes that SkyTerra Canada is in compliance with the relevant legislation, there can be no assurance that a future determination by Industry Canada or the Canadian Radio-television and Telecommunications Commission, or events beyond its control, will not result in SkyTerra Canada ceasing to comply with the relevant legislation. If such a development were to occur, the ability of SkyTerra Canada to operate as a Canadian carrier under the Telecommunications Act (Canada) or to maintain, renew or secure its Industry Canada authorizations could be jeopardized. In such a case, the Company’s business could be materially adversely affected through the loss of access and use to a significant amount of spectrum and satellite assets currently available to it through SkyTerra Canada.

As of January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling interests (formerly known as “minority interests”) be displayed in the consolidated balance sheet as a separate component of stockholders’ equity and that the consolidated net earnings attributable to the noncontrolling interests be clearly identified and presented in the consolidated statement of earnings. Prior to the adoption of SFAS 160 the noncontrolling interest had been reduced to zero, therefore the beginning balance of the noncontrolling interests at January 1, 2009 was zero. Earnings attributable to the noncontrolling interests, which relate to SkyTerra Canada, are reported in the condensed consolidated statement of operations for the three and six months ended June 30, 2009.

Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Investments

The Company’s investments include commercial paper, certificates of deposit, municipal bonds and securities issued by government agencies or guaranteed by government agencies with a weighted average contractual maturity of less than one month from June 30, 2009. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method. The classification of investments is determined at the time of purchase and re-evaluated at each balance sheet date.  The Company holds investments classified as “held-to-maturity” that are reported at amortized cost. During the three months ended June 30, 2009 the Company sold its only investment previously classified as “available-for-sale” for $0.3 million and recognized a

Index

non-operating loss of $0.1 million related to that disposition. The Company holds no investments that are classified as “trading securities.” As of June 30, 2009 all of the Company’s investments are classified as “held-to-maturity” and the amortized cost basis of those securities approximated their aggregate fair value.

In the event that the amortized cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost, the financial health and business outlook for the investee, and the Company’s intent and ability to hold the investment.

Effective April 1, 2009, the Company adopted FASB FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP modifies the existing model for recognition and measurement of impairment for debt securities. The two principal changes to the impairment model for securities are as follows:

• Recognition of an other-than-temporary impairment charge for debt securities is required if any of these conditions are met: (1) the Company does not expect to recover the entire amortized cost basis of the security, (2) the Company intends to sell the security or (3) it is more likely than not that the Company will be required to sell the security before we recover its amortized cost basis.

• If the first condition above is met, but the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the Company would be required to record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If either the second or third criteria are met, then the Company would be required to recognize the entire difference between the security’s amortized cost basis and its fair value in earnings.

None of the Company’s investments became other-than-temporarily impaired during the six months ended June 30, 2009.

Warrants

The Company adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments containing provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that the following warrants contained such provisions, thereby concluding they were not indexed to the Company’s own stock:

•	Series 1-A, exercisable for 681,838 shares of the Company’s voting common stock, that expired June 4, 2009
•	Series 2-A, exercisable for 2,698,942 shares of the Company’s voting common stock, that expired June 4, 2009
•

Warrants issued to Harbinger in conjunction with 16.5% Senior Unsecured Notes (“Harbinger 2008 Warrants”), exercisable for 9,144,038 shares of the Company’s common stock, that expire January 7, 2018. See Note 3.

•

Warrants issued and vested upon the utilization of credit under Notes Payable – Vendor (“Vendor Warrants”), exercisable for 452,131 shares of the Company’s voting common stock, that expire August 18, 2018. See Note 3.

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants consisted of the reclassification of $35.1 million from additional paid-in capital to a liability regarding such warrants and the recognition of a $25.4 million decrease in the fair value of the liability as of January 1, 2009, resulting in the net effect to the opening balance of stockholders’ equity at January 1, 2009 of $9.7 million.

Index

The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet prior to initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants. The Company re-measured the fair value of these warrants as of March 31, 2009 and June 30, 2009, and recorded a $1.4 million gain and $7.9 million loss during the three and six months ended June 30, 2009, respectively, to record the liabilities associated with these warrants at their respective fair values as of March 31 and June 30, 2009. The Company determined the fair values of these securities using a Monte Carlo valuation model. The significant inputs into that model included assumptions regarding the expected amounts and dates of future fund raising activities, the historical volatility of the Company’s stock price, and risk-free rates based on U.S. Treasury security yields. As a result of the adoption of EITF 07-05 basic and diluted loss per common share was reduced by $0.01 and increased by $0.07 per common share for the three and six month periods ending June 30, 2009, respectively.

Recurring Fair Value Estimates

The Company’s recurring fair value measurements at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	Fair Value as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$276,625	$276,625		$—	$—
Foreign currency contracts	25	25		—	—
	$276,650	$276,650		$—	$—

Liabilities:
Harbinger 2008 warrants	$17,831	$—		$—	$17,831
Vendor warrants	870	—		—	870
	$18,701	$—	$		$18,701

	Fair Value as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$46,659	$46,659	$—	$—
Available-for-sale investments	400	—	—	400
Foreign currency contracts	(112)	(112)	—	—
	$46,947	$46,547	—	$400

Index

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the three-month period ended June 30, 2009 for all financial assets and liabilities categorized as Level 3.

Fair value measurements using significant unobservable inputs (Level 3) (in thousands):

Assets:
Balance as of March 31, 2009	$400
Proceeds from sale of available-for-sale investment	(275)
Total realized loss	(125)
Balance as of June 30, 2009	$—

Liabilities:
Warrant liabilities as of March 31, 2009 (that are not indexed to the Company’s own stock)	$19,585
Initial measurement of Vendor Warrants during the three months ended June 30, 2009 (that are not indexed to the Company’s own stock)	524
Decrease in the fair value of warrants (that are not indexed to the Company’s own stock)	(1,408)
Warrant liabilities as of June 30, 2009 (that are not indexed to the Company’s own stock)	$18,701

The Company determined the fair value of the warrants subject to EITF 07-05 (the Harbinger 2008 warrants and the Vendor Warrants) using a Monte Carlo valuation model. The significant inputs into that model included assumptions regarding the expected amounts and dates of future fund raising activities, the historical volatility of the Company’s stock price, and risk-free rates based on U.S. Treasury security yields.

Non-recurring Fair Value Estimates

The Company’s non-recurring fair value measurements recorded during the three months ended June 30, 2009 were as follows (in thousands):

	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses)
Liabilities:
18% Senior Unsecured Notes	$155,207	$—	$—	$155,207	$—
Warrants allocated in conjunction with 18% Senior Unsecured Notes	19,793	—	19,793	—	—
Notes Payable – Vendor borrowings during the three months ended June 30, 2009	14,280	—	—	14,280	—
Warrants vested in conjunction with Notes Payable – Vendor borrowings	524	—	—	524	—
	$189,804	$—	$19,793	$170,011	$—

Non-recurring Level 3 Basis for Valuation

The fair value of the warrants issued in conjunction with the 18% Senior Unsecured Notes is objectively determinable based on the quoted market price of the Company’s stock and an exercise price of $0.01 per share. The amount recorded for the 18% Senior Unsecured Notes was determined to be the difference between the $175 million in proceeds received at issuance and the $19.8 million fair value of the warrants allocable to the $175

Index

million notes (see Note 3), or $155.2 million. Notes Payable – Vendor are not investor debt, rather, they are vendor arranged financing collateralized by the network under construction. There is no alternative market or benchmark for this debt. The debt carries a variable rate market-based interest rate. As such, the fair value of Notes Payable – Vendor was deemed to be its face value on each date of credit utilization. The amount recorded for the Notes Payable – Vendor during the three months ended June 30, 2009 was determined to be the difference between the $14.3 million in borrowings and the $0.5 million fair value of the warrants that vested in conjunction with those borrowings (see Note 3). The fair value of the warrants issued in conjunction with the Notes Payable – Vendor was estimated using a Monte Carlo valuation model. The significant inputs into that model included assumptions regarding the expected amounts and dates of future fund raising activities, the historical volatility of the Company’s stock price, and risk-free rates based on U.S. Treasury security yields.

Other Fair Value Disclosures

The fair values of the Company's long-term debt were estimated using an estimated bid-side broker quote of the Company’s Senior Secured Discount Notes. This estimated bid-side broker quote of the Company’s Senior Secured Discount Notes was also utilized as the basis to estimate the fair value of the Company’s 16.5% Senior Unsecured Notes and 18% Senior Unsecured Notes.

The carrying amounts and estimated fair values of the Company's long-term debt were (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured discount notes, net	$675,211	$345,000	$629,759	$180,000
16.5% senior unsecured notes (related party), net	162,425	93,762	147,119	49,649
18% senior unsecured notes (related party), net	288,992	184,690	—	—
Notes payable - vendor	106,041	106,041	60,940	60,940
Total interest	$1,232,669	$729,493	$837,818	$290,589

Investment in TerreStar Networks

The Company owns an investment in TerreStar Networks (a privately-held subsidiary of publicly-held, TerreStar Corporation) that it accounts for under the cost method. The Company has a Transfer and Exchange Agreement with TerreStar Corporation that allows transferees of the TerreStar Network shares held by the Company (but not the Company itself) to exchange shares of TerreStar Networks for shares of TerreStar Corporation common stock at an exchange ratio of 4.37 shares of TerreStar Corporation common stock per TerreStar Networks share. The carrying amount of the Company’s investment in TerreStar Networks at December 31, 2008 and June 30, 2009 was $7.4 million.

Derivative Financial Instruments

During the normal course of business, the Company is exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the Canadian dollar and the Euro. To reduce the impact of these risks and to increase the predictability of cash flows, the Company uses natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk. When natural offsets are not sufficient, from time to time, the Company enters into certain derivative contracts to buy and sell foreign currencies. The Company does not enter into any derivative contracts for speculative purposes. The maximum length of time over which the Company will hedge exposure for forecasted transactions is generally 12 months.

The Company recognizes all derivatives as assets or liabilities at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify as hedges of future cash flows and are accounted for as such. The Company did not elect hedge accounting for any derivative contracts during the three and six month periods ended June 30, 2009 and 2008. As of June 30, 2009 the Company held foreign currency contracts with maturities of less than one year of $4.7 million, for which it recorded an unrealized gain of $0.1 million during the three and six months ended June 30, 2009. As a result of the Company’s adoption of EITF 07-5, effective January 1, 2009 certain warrants are now accounted for as derivatives. See “Fair Value Measurements” above.

Index

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

Capitalized Interest

Interest associated with the debt incurred to finance construction of the Company’s next generation satellites, launch rockets, and ground stations has been capitalized. Total and capitalized interest is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008
Capitalized interest	$24,879	$17,458	$46,764	$32,580
Interest expense	24,031	9,632	39,986	21,347
Total interest	$48,910	$27,090	$86,750	$53,927

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

A valuation allowance has been recorded against substantially all of the Company’s deferred tax assets. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements. The Company’s policy is to recognize interest and penalties on income tax matters in the income tax

Index

provision. The total amounts of interest and penalties recorded in the income tax provision are zero for the three and six months ended June 30, 2009.

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

Other Comprehensive Loss

Comprehensive loss represents all changes in equity of a business enterprise during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three months ended June 30, 2009 and 2008, comprehensive loss was $67.2 million and $36.6 million, respectively, of which $0.6 million and zero, respectively was attributable to non-controlling interest. For the six months ended June 30, 2009 and 2008, comprehensive loss was $115.3 million and $73.8 million, respectively, of which $0.6 million and zero, respectively was attributable to non-controlling interest. The difference between net loss and comprehensive loss is due to foreign currency translation.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to the common shareholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted loss per common share reflects the potential dilution for the exercise or conversion of securities into common stock. For the three and six months ended June 30, 2009 and 2008, options, warrants, and unvested restricted stock aggregating 54,602,300, and 15,960,395 shares, respectively, were excluded from the computation of diluted net loss per common share as the effect would have been anti-dilutive.

Recent Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of SFAS 167, if any on the consolidated financial statements and disclosure.

 3. Debt

Debt consisted of the following at the dates indicated (in thousands):

	June 30, 2009	December 31, 2008
Senior secured discount notes, net	$675,211	$629,759
16.5% senior unsecured notes (related party), net	162,425	147,119
18% senior unsecured notes (related party), net	288,992	—
Notes payable - vendor	106,041	60,940
Note payable - other	—	372
	1,232,669	838,190
Less: Current portion	—	(372)
Total debt	$1,232,669	$837,818

Index

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

The Senior Secured Discount Notes are secured by substantially all of the Company’s assets. Upon the occurrence of certain change of control events, each holder of Senior Secured Discount Notes may require the issuers to repurchase all or a portion of its Senior Secured Discount Notes at a price of 101% of the accreted value, plus, after April 1, 2010, accrued interest. In April 2008, the beneficial owners of a majority in aggregate principal amount at maturity of the Senior Secured Discount Notes irrevocably waived compliance with any and all provisions of the Senior Secured Discount Notes that would, but for such waivers, require SkyTerra LP to offer to repurchase or to repurchase any of the Senior Secured Discount Notes as the result of a change of control caused by the acquisition of beneficial ownership of voting or nonvoting common stock of SkyTerra by Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund L.P., Harbinger Capital Partners Fund I, L.P. (together Harbinger), or any of their affiliates. Such waivers do not apply to any change of control other than a change of control involving Harbinger or its affiliates.

The terms of the Senior Secured Discount Notes require SkyTerra LP to comply with certain covenants that restrict some of the Company’s corporate activities, including SkyTerra LP’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. SkyTerra LP may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided it maintains a leverage ratio (as defined) of not more than 6 to 1. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. SkyTerra LP was in compliance with the covenants of the Senior Secured Discount Notes as of June 30, 2009.

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

The Company accounted for the issuance of the warrants in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (APB 14), whereby the Company separately measured the fair value of the 16.5% Senior Unsecured Notes and the warrants and allocated the total proceeds of $150 million on a pro-rata basis to each. The resulting discount on the 16.5% Senior Unsecured Notes is amortized using the effective interest rate method over the term. Based on these fair value determinations, the allocation of the proceeds to the 16.5% Senior Unsecured Notes and the warrants were $122.8 million and $27.2 million, respectively. The proceeds allocated to the warrants are recognized as a liability in accordance with EITF 07-05, as the Company has determined the warrants are not indexed to the Company’s own stock (see Note 2).

To date, SkyTerra LP has made its scheduled interest payments on the 16.5% Senior Unsecured Notes “in-kind” through the issuance of additional 16.5% Senior Unsecured Notes. These “in-kind” notes are included in the balance of 16.5% Senior Unsecured Notes on the accompanying balance sheet.

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

Index

restricted payments. The more restrictive covenants, the right of first negotiation and the pre-emptive rights, expire once Harbinger and their affiliates beneficially own less than 5% of the outstanding common stock of the Company or, if earlier, on December 31, 2011.

The terms of the 16.5% Senior Unsecured Notes require SkyTerra LP to comply with certain covenants that restrict some of SkyTerra LP’s corporate activities, including SkyTerra LP’s ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the 16.5% Senior Unsecured Notes. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The 16.5% Senior Unsecured Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. SkyTerra LP was in compliance with the covenants of the 16.5% Senior Unsecured Notes as of June 30, 2009.

18% Senior Unsecured Notes

In July 2008, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with affiliates of Harbinger, which was subsequently amended on January 7, 2009. Pursuant to the amended Securities Purchase Agreement the Company agreed to issue Harbinger up to $500 million aggregate principal amount of 18% Senior Unsecured Notes due July 1, 2013 (the “18% Senior Unsecured Notes”) in four tranches. As amended, the Securities Purchase Agreement provides that the 18% Senior Unsecured Notes bear interest at a rate of 18% per annum, and that, in conjunction with the issuance of the 18% Senior Unsecured Notes SkyTerra will issue to Harbinger warrants to purchase up to an aggregate of 32.5 million shares of voting or non-voting common stock of SkyTerra (at the option of the holder) at an exercise price of $0.01 per share of common stock. Harbinger may not be required to purchase the 18% Senior Unsecured Notes it has not already purchased under certain circumstances, including upon the occurrence of a material adverse change.

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

The fair value of the 32.5 million warrants on January 7, 2009, the date of amendment, of $56.6 million was estimated based on the differential between the quoted market price of the Company’s common stock on that date and the warrants’ exercise price of $0.01 per share. The amount recorded for the 18% Senior Unsecured Notes was determined to be the difference between the proceeds from the January 7 and April 1, 2009 issuances of $150 million and $175 million, respectively and the fair value of the warrants of $19.8 million and $17.0 million, respectively. The discount on the 18% Senior Unsecured Notes is amortized using the effective interest rate method over the term.

The terms of the 18% Senior Unsecured Notes require the Company to comply with certain covenants that restrict some of the Company’s corporate activities, including its ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in specified transactions with affiliates. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the 18% Senior Unsecured Notes. An event of default resulting from a breach of a covenant may result, at the option of the 18% Senior Unsecured Notes holders, in an acceleration of the principal and interest outstanding. The 18% Senior Unsecured Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. The Company was in compliance with the covenants of the 18% Senior Unsecured Notes as of June 30, 2009.

On July 1, 2009 the Company completed the third issuance of the 18% Senior Unsecured Notes in an aggregate principal amount of $75 million. No warrants were associated or delivered in conjunction with this issuance of notes. The remaining $100 million of 18% Senior Unsecured Notes and 3.75 million warrants are scheduled to be issued to Harbinger on January 4, 2010.

Index

Notes Payable – Vendor

SkyTerra LP has financed$106.0 million of network vendor payments with secured vendor notes payable (Notes Payable - Vendor) that bear interest at LIBOR plus 400 basis points plus a 2% administrative fee. The Notes Payable - Vendor are secured by the network under construction and are payable upon the earlier of December 20, 2010 or ten days prior to shipment of the SkyTerra-2 satellite. The Company has $10.0 million remaining available credit under the Note Payable – Vendor at June 30, 2009. The interest rate on the Notes Payable – Vendor was 5.3% as of June 30, 2009.

In August 2008, the Company issued the Vendor Warrants exercisable for 626,002 shares of SkyTerra voting common stock with an exercise price of $10 per share, subject to certain anti-dilution adjustments, with a term of 10 years, vesting on a proportional basis consistent with the utilization of credit under the Notes Payable – Vendor. During the three and six months ended June 30, 2009, the Company utilized $14.3 million and $28.9 million of credit under the Notes Payable – Vendor, resulting in the vesting of 223,484 and 452,131, Vendor Warrants, respectively.

The amount recorded for the Notes Payable – Vendor was determined to be the difference between the borrowings and the fair value of the warrants that vested in conjunction with those borrowings. The proceeds allocated to the warrants were recognized as a liability in accordance with EITF 07-5, as the Company determined the warrants were not indexed to the Company’s own stock (see Note 2). The resulting discount on the Notes Payable – Vendor is amortized using the effective interest rate method over the term. The fair value of the warrants was estimated using a Monte Carlo valuation model. The significant inputs into that model included assumptions regarding the expected amounts and dates of future fund raising activities, the historical volatility of the Company’s stock price, and risk-free rates based on U.S. Treasury security yields.

Future Minimum Debt Payments

Future minimum principal payments as of June 30, 2009 related to the Company’s debt agreements are as follows for the years ending December 31 (in thousands):

2009	$—
2010	106,890
2011	—
2012	—
2013	513,580
Thereafter	750,000
Total future payments	$1,370,470

4. Equity Based Compensation

SkyTerra Equity-Based Compensation

SkyTerra generally issues stock option awards with an exercise price equal to the fair value of the underlying common stock on the date of grant that vest ratably over 3 years of service, and have a term of ten years. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The expected term of option awards has been calculated as the midpoint between the vesting date and the end of the contractual term of the option as historical data for SkyTerra is not sufficient to reasonably estimate the expected term of new grants. The risk-free rate is based on U.S. Treasury securities yields with similar terms. Volatility is calculated based on the trading prices of the Company’s common stock. No SkyTerra option awards have been settled in cash.

In August 2008, the Company completed an offer to grant SkyTerra options to all SkyTerra LP option holders as of that date, generally in exchange for surrender and termination of their SkyTerra LP options (the “Option Exchange”). All participating U.S. SkyTerra LP option holders received options to purchase shares of SkyTerra common stock for each SkyTerra LP option terminated. Sale of shares subject to the options received upon exchange is subject to restriction until May 1, 2010, with certain exceptions. Upon the release of these restrictions, Canadian SkyTerra LP option holders participating in the Option Exchange will have three business days to complete the exchange or their SkyTerra LP options will become unexercisable. Upon consummation of the Option Exchange, 11.1 million SkyTerra options were issued in exchange for SkyTerra LP options held by U.S. SkyTerra

Index

LP option holders. Additionally, if Canadian SkyTerra LP option holders complete the Option Exchange they will receive 1.7 million SkyTerra options.

As of June 30, 2009, the Company has outstanding awards of 1,671,667 restricted shares of common stock to executives and board members. Certain of those restricted shares contain vesting based on market conditions. The fair values of the restricted stock grants containing market conditions and deemed service periods was estimated using a Monte Carlo simulation model.

The total equity-based compensation expense related to the SkyTerra equity awards recognized for the six months ended June 30, 2009 and 2008 was $4.1 million and $3.0 million, respectively, and $2.5 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, unrecognized compensation related to SkyTerra equity-based compensation awards is $10.0 million, and is expected to be recognized over a weighted-average period of 1.0 years.

SkyTerra LP Equity-Based Compensation

SkyTerra LP maintains a unit option incentive plan (SkyTerra LP Unit Option Incentive Plan), that allows for the granting of options and other unit based awards to employees and directors upon approval by the Board of Directors of the general partner of SkyTerra LP. There are 0.7 million SkyTerra LP unit options outstanding as of June 30, 2009, 0.6 million of which are held by Canadian SkyTerra LP option holders participating in the Option Exchange, discussed above. No SkyTerra LP Unit Options are expected to be awarded in the future, as all future options will be issued under SkyTerra plans, discussed above.

SkyTerra LP equity-based compensation expense recognized during the six months ended June 30, 2009 and 2008 was $1.2 million and $4.3 million, respectively, and $0.3 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the unrecognized compensation related to SkyTerra LP equity-based compensation awards was $1.1 million, which will be recognized over a weighted-average period of 1.9 years.

5. Commitments and Contingencies

Facility Leases

The Company’s facility leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. The Company currently leases office space in facilities located in Reston, Virginia; Ottawa, Ontario and Calgary, Alberta. The Company also currently leases sites for the housing or co-location of network equipment in Napa, California; Cedar Hill, Texas; Ottawa, Ontario and Saskatoon, Saskatchewan.

Network Construction Services

The Company has a fixed price contract with Boeing Satellite Systems, Inc. (Boeing) for the comprehensive design, development, construction, manufacturing, testing, and installation of a space-based network, providing satellite launch support and other services related to mission operations and system training. The Company is purchasing two satellites, SkyTerra-1 and SkyTerra-2, with a portion of the contract value payable if certain performance incentives are met over the expected 15-year operating life of the satellites. Boeing has a first lien on each satellite and related work until title and risk of loss transfers to the Company upon launch.

Satellite Launch Services

The Company has a fixed price contract with ILS International Launch Services to launch the next generation satellites, SkyTerra-1 and SkyTerra-2. The Company had previously contracted with Sea Launch Company, L.L.C. (“Sea Launch”) for launch services regarding SkyTerra-2. On May 19, 2009, SkyTerra LP provided notice of termination for anticipatory material breach of its Launch Services Agreement (the “Sea Launch Agreement”) with Sea Launch regarding SkyTerra-2.

The Company recognized an impairment loss of $14.1 million to write-off all previously capitalized costs related to the Sea Launch Agreement, including $1.9 million of capitalized interest costs, during the three months ended June 30, 2009. The impairment is recorded within operations and cost of services on the consolidated statement of operations. The capitalized costs were previously included in network construction in progress on the consolidated balance sheet. Sea Launch has asserted that the Company’s termination does not qualify as a “termination for cause” and that the Company is required to pay Sea Launch additional termination fees in

Index

recharacterizing the termination as a “termination for convenience” totaling $4.4 million. The Company believes it was within its rights to terminate the Sea Launch Agreement for cause, and that, because the agreement was terminated for cause, no termination liabilities are due to Sea Launch. The Company also believes that were the termination deemed a “termination for convenience,” and not for cause, the Company’s termination fees would not exceed $2.4 million.

On June 22, 2009, Sea Launch filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. Although neither the Company nor Sea Launch has initiated an action against the other party, either in arbitration or in Bankruptcy Court, there can be no assurance that they will not do so, and the ultimate outcome of any such proceeding and/or realization of any claim against Sea Launch is uncertain.

As of June 30, 2009, the Company has no recorded assets related to Sea Launch or the Sea Launch Agreement.

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

On March 31, 2009 the Company entered into an agreement with Alcatel-Lucent USA Inc. (Alcatel-Lucent) to develop, test, and provide a production satellite base station subsystem and to supply such base station subsystem commercial products. This base station subsystem ground infrastructure will be designed to work with Qualcomm-adapted EV-DO technology chipsets. The combination of the base station subsystem and the Qualcomm chipset will form a full communication path and enable communications with a satellite system. The non-recurring expenses incurred in connection with the Alcatel-Lucent development efforts will be shared with TerreStar Networks and potentially with other operators if such operators enter into similar arrangements with Alcatel-Lucent, which may be in the form of rebates or other similar purchase price offsets.

GMR1-3G Satellite Enabled Mobile Chipsets and Base Transceiver Subsystems

On March 31, 2009, the Company entered into an agreement with Infineon Technologies AG, (Infineon), for the design and development of a multi-standard mobile platform based on Infineon’s innovative software-defined-radio (SDR) technology which would be compatible with the base station subsystem being developed for the Company by Hughes Network Systems (Hughes). This SDR chipset technology will enable satellite-terrestrial handsets to operate with multiple cellular and satellite-based communications technologies including GSM, GPRS, EDGE, WCDMA, HSDPA, HSUPA and GMR-2G/3G. On the same date, in conjunction with the Infineon agreement, the Company entered into an agreement with Hughes for additional software development work that will, with the existing Hughes base station subsystem agreement, allow Hughes to deliver the full base station subsystem development required with respect to the GMR1-3G air interface to be included in connection with the Infineon SDR technology. The non-recurring expenses incurred in connection with the Infineon and Hughes development efforts will be shared with TerreStar Networks and, potentially, with other operators if such operators enter into similar arrangements with Infineon and Hughes respectively.

Operator Participation in Satellite Enabled Mobile Chipsets and Base Transceiver Subsystems

For each of the satellite enabled mobile chipsets and base transceiver subsystems agreements discussed above, the termination by one operator of its agreement does not affect the agreement of any other operator, except in some cases the remaining operator(s) must assume the unpaid non-recurring expenses. Under certain circumstances and, and in some of the agreements, in the event of the termination by one or more of the operator(s), the remaining operator(s) can elect to terminate certain of the agreements. Further, with respect to certain of the agreements in the event that any additional operator participates in any of these agreements, the total non-recurring expenses thereunder will be pro-rated among the participating operators and in some instances a premium might also be paid for late entry. The Company may also determine its continued participation based on and following the

Index

termination of other operators under certain agreements where the non-recurring expenses would be increased as a result of the other operator(s) termination.

Inmarsat Cooperation Agreement

The Company has a Cooperation Agreement relating to the use of L-band spectrum for both mobile satellite service (MSS) and ancillary terrestrial component (ATC) services in North America with Inmarsat Global Limited (“Inmarsat Global”). The Cooperation Agreement addresses a number of regulatory, technology and spectrum coordination matters involving L-band spectrum.

Upon receipt of an investment of $100 million in SkyTerra LP by a third party for general corporate purposes and election by the SkyTerra LP to trigger certain provisions, SkyTerra LP will be able to expand its trials and deployments to a broadband ATC trial using wider spectrum bandwidths, on a specific designation of combined Inmarsat Global and SkyTerra LP spectrum in a pre-agreed market. Simultaneously upon the election by the Company regarding such an investment, the Company is required to issue to Inmarsat Global $31.3 million of the Company’s common stock, valued in accordance with terms of the agreement. It has not been determined which, if any, of the previous investments will be designated by the Company as a “triggering investment” and, if so, what the valuation of the Company’s common stock would be in connection with the issuance of the Company’s stock. This matter remains open and the Company has not designated any investment a “triggering investment” under the terms of the agreement. Upon the completion of the transition of the spectrum in Phase 1, the Company will issue to Inmarsat Global a number of shares of the Company’s common stock having a value of $56.3 million based on the average closing price of the Company’s common stock for the prior 45-day trading day period. The Company has the option to accelerate the transition timing by accelerating payment to Inmarsat Global of $50 million that would be credited towards $250 million in cash payments outlined below.

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

Possible Merger and Acquisition of Inmarsat

The Company is party to a Master Contribution and Support Agreement (the “Master Agreement”) and certain other agreements with Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund L.P., Harbinger Capital Partners Fund I, L.P., and Harbinger Co-Investment Fund, L.P. (together "Harbinger"). The Master Agreement provides for the possible combination of the Company and Inmarsat plc ("Inmarsat"), a UK public listed company and a leading provider of global mobile satellite services. The proposed business combination would be structured as an offer by the Company for all of the issued and outstanding shares of Inmarsat not owned by Harbinger, and would be subject to the receipt of required regulatory and antitrust clearances. Harbinger has not yet proposed formal terms or structure of a possible offer to SkyTerra or Inmarsat. Harbinger may terminate the Master Agreement at any time and is not obligated to proceed with any business combination transaction involving SkyTerra and Inmarsat.

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

Index

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

Transition Incentive Program

The Company has offered a transition incentive sales promotion to the Company’s new and existing communication ground segment (CGS) enterprise (non-government) and government customers that creates an option for these customers to transition to the Company’s planned next generation devices and services. In all cases, a customer will have previously acquired a current generation device that will be able to be exchanged for a free or discounted next generation device if the Company effects the transition of current generation devices to next generation devices and such customer commits to a multi-year service plan for next generation services that carry penalties for breach or cancellation of such services. The Company, at its sole discretion, has the ability to implement this transition incentive program in the future, but, at its sole discretion, can postpone any transition incentive program by continuing to provide current generation customers access and service on the next generation network using current generation devices through emulation of current generation network service methods. Beginning in May 2009, customers began receiving communication regarding the program. If implemented, the Company estimates that the transition incentive program could cost between $10 million and $15 million based on the expected cost of devices that may be distributed to customers at no or reduced charge.

Future Minimum Commitments

Future minimum payments related to the Company’s commitments (excluding indebtedness) are as follows as of June 30, 2009 for the years ending December 31 (in thousands):

	Leases (a)	Satellite and ground system (b)	Chipset, device and satellite base station subsystem	Launch services	Satellite operational services	Other	Total
2009	$1,433	$63,607	$10,100	$10,875	$1,867	$8,852	$96,734
2010	3,184	25,190	30,473	58,725	1,884	4,169	123,625
2011	1,625	—	7,080	8,700	1,434	158	18,997
2012	1,356	—	—	—	1,434	158	2,948
2013	1,376	—	—	—	1,434	158	2,968
Thereafter	16,101	—	—	—	16,013	1,737	33,851
	$25,075	$88,797	$47,653	$78,300	$24,066	$15,232	$279,123

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

Index

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

6. Income Taxes

The Company and its eligible subsidiaries file a consolidated United States federal income tax return. As a limited partnership, SkyTerra LP is not subject to income tax. SkyTerra is subject to income tax based on its 100% share of SkyTerra LP income or loss. The Company’s Canadian subsidiary, SkyTerra Corp., and SkyTerra Canada are taxed as corporations in Canada. The Company’s effective tax rate differs from the Federal statutory rate, due primarily to operating losses for which, generally, a full valuation allowance has been recognized. As of December 31, 2008, SkyTerra and the consolidated subsidiaries had unused net operating loss (NOL) carry forwards of $203.0 million expiring from 2020 through 2028. Despite NOL carry forwards, the Company may have a future income tax liability due to alternative minimum tax or state or foreign tax requirements.

The utilization of U.S. NOL carry forwards may be subject to an annual limitation if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code. In addition, Section 382 may limit the Company's tax depreciation or amortization of certain assets in certain circumstances. The Company believes it has experienced two recent ownership changes under Section 382; one occurring in the first half of 2008, and the second occurring in the first half of 2009. The Company believes the impact of these ownership changes on its tax attributes are not material to its financial statements. Due to the Company’s full valuation allowance on its consolidated net deferred tax assets, Section 382 limitations are not expected to materially impact the Company’s financial statements.

7. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

For the year ended December 31, 2008 the Company disclosed the operating results of three segments: Next Generation, Current Generation, and SkyTerra Corporate. The Next Generation segment related to activities specific to the deployment of a next generation satellite system. The Current Generation segment related to SkyTerra LP’s provision of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services using its existing in-orbit satellites. The SkyTerra Corporate segment related to activities related to the publicly traded holding company.

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

The activities previously reported separately as SkyTerra Corporate are corporate services that support both current and next generation activities, including financing, corporate governance, and other activities. In conjunction with the merging of the current and next generation operating activities discussed above, the chief operating decision maker no longer reviews, or requires discrete financial information for SkyTerra Corporate activities. Similar to the current and next generation activities, the Company has determined that SkyTerra Corporate activities no longer qualify as operating segments. As a result, as of June 30, 2009 the Company has only one operating segment.

8. Supplemental Information

The SkyTerra Communications, Inc. legal entity is a holding company whose primary asset is ownership of 100% of the equity interests of SkyTerra LP. Included in the consolidated results of the Company are the results of

Index

SkyTerra Communications, Inc. All other results relate to the operations of SkyTerra LP and SkyTerra LP consolidated subsidiaries.

SkyTerra Communications, Inc.’s material assets and liabilities as of June 30, 2009, that are not eliminated in consolidation, include $5.7 million of cash and cash equivalents, a $7.4 million investment in TerreStar Networks, and $1.7 million of current liabilities. SkyTerra Communications, Inc. has no revenues and its material expenses for the three and six months ended June 30, 2009, that are not eliminated in consolidation, includes $1.9 million and $3.8 million of general and administrative expenses, respectively.

9. Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events.  This evaluation was performed through August 7, 2009, the date on which the Company’s financial statements were issued.

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

Overview

All SkyTerra Communications, Inc. (SkyTerra or the Company) operating and development activity is performed through its wholly owned consolidated subsidiary SkyTerra LP. SkyTerra LP is licensed by the United States government and SkyTerra (Canada) Inc. (SkyTerra Canada), a consolidated variable interest entity of SkyTerra LP, is licensed by the Canadian government to operate in the L-band spectrum that has been coordinated for their use. SkyTerra LP holds a 46.4% effective interest in SkyTerra (Canada) Inc. and has determined that it is the primary beneficiary of SkyTerra Canada as a result of its historical and expected future funding of the operations of SkyTerra Canada and as a result of certain services and capacity lease agreements between the entities. As such, SkyTerra Canada has been consolidated into the financial results of the Company. References herein to the "Company," include the Company’s subsidiaries, including SkyTerra LP, as well as SkyTerra Canada, and references to the Company’s “satellites,” “spectrum” and “networks,” include the satellites, spectrum and networks of both SkyTerra LP and SkyTerra Canada.

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

Next Generation Network and Business

The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. The Company plans to launch two new satellites, SkyTerra-1 and SkyTerra-2, which will serve as the core of its next generation network. The Company had previously targeted a March 2010 through May 2010 launch window for SkyTerra-1 with International Launch Services (ILS) based on the delivery schedule projected by its satellite manufacturer, Boeing Satellite Systems (Boeing).  In July, 2009, Boeing informed the Company that the SkyTerra-1 satellite is now expected to be available in the second quarter of 2010, requiring the rescheduling of the launch window.  Based on this information, the Company has rescheduled the launch window to be August 2010 through October 2010.  The Company is in the process of filing a request with the U.S. Federal Communications Commission (FCC) to extend its satellite launch milestone date outlined in its authorization for the launch of its SkyTerra-1 satellite to be consistent with this window. While there can be no assurances, the Company believes the FCC will support this change in launch window and the related launch milestone modification. The launch of

Index

SkyTerra-2 continues to be expected to occur in the fourth quarter of 2010 or the first quarter of 2011, within all regulatory milestones.

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

While the Company has been focused on a wholesale, “carriers carrier” business model, it has also considered alternative models, including the possibility of partnering with existing operators or new entrants who may view the Company’s assets, including access of up to a potential 46 MHz of spectrum through arrangements contemplated under the cooperation agreement with Inmarsat, and the ability to provide a differentiated, integrated satellite-terrestrial service, as a very attractive platform for the delivery of 4G services using traditional models for the distribution of services and content. Such traditional business models may include potential exclusive relationships with existing operating partners and/or new entrants.

The Company is developing plans to offer a range of services on its next generation network, including developing plans for the potential transition of certain current customers to the next generation satellite network and continuing to support certain current generation communications ground segments and mobile data system network terminals.  The Company expects it will generate revenue through at least the end of 2012 from these services.  In addition, the Company plans to provide next generation wireless coverage that will be accessible on conventional handsets that enable interoperable, feature-rich voice and high-speed data services.  Based on the integrated chipset development and production schedule required for such services, the Company does not currently expect to generate next generation wireless service revenues until some time after the next generation satellites have been launched and placed into service.

Index

To address the opportunities and challenges inherent in development of the Company’s next generation network and business, the Company continues to focus on the following:

•	Monitoring of satellite and mobile satellite service (“MSS”) ground-based network construction by the manufacturers.

•	Evaluating and managing development and construction timelines as new components of the next generation network are added (chipsets, air-interfaces) to ensure integration and cost-effectiveness.

•	Development of the infrastructure and technologies required to operate MSS services upon launch of next generation space-based network.

•	Continued coordination of L-band spectrum with other operators.

•	Arrangement of distribution partnerships for both MSS and ATC components of the next generation network.

•	Supporting Harbinger in a potential offer for Inmarsat, as described below under “Possible Merger and Acquisition of Inmarsat.”

While pursuing the integrated next generation MSS/ATC business plan, the Company nonetheless retains the opportunity to pursue other alternative business plans, including a greater emphasis on the provision of certain MSS-only rather than integrated MSS/ATC services.

Current Generation Network and Business

The Company currently offers a range of mobile satellite communications services using two nearly identical geostationary satellites that support the delivery of data, voice, fax and dispatch radio services to a number of vertical markets in the United States and Canada. End users of the Company’s mobile satellite services operate at sea, on land and in the air, and customers use various services including satellite bandwidth and power capacity, telephony, data, and dispatch services. Penetration is highest in markets where terrestrial wireless infrastructure is cost-prohibitive or non-existent, where point-to-multipoint services such as voice dispatch are essential for ongoing operations, or where network availability is a critical requirement for service.

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

Pursuant to the terms of the agreement with Harbinger, the Company has committed funding available to it through the sale of four tranches of 18% Senior Unsecured Notes. The remaining $100 million of 18% Senior Unsecured Notes are scheduled to be issued on January 4, 2010.

The Company is actively pursuing other sources to fund the development of the next generation network, including constructing SkyTerra-1 and SkyTerra-2, the satellite component of the network. These funding sources may include strategic partnerships, vendor financing, sale of its interest in TerreStar Networks, and additional debt or equity financing, among others. There is no assurance that the Company will be able to raise sufficient capital, or raise sufficient capital with terms that are favorable to the Company, to complete the next generation network and realize an ATC build-out.

Index

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

On March 31, 2009 the Company entered into an agreement with Alcatel-Lucent USA Inc. (Alcatel-Lucent) to develop, test, and provide a production satellite base station subsystem and to supply such base station subsystem commercial products. This base station subsystem ground infrastructure will be designed to work with Qualcomm-adapted EV-DO technology chipsets. The combination of the base station subsystem and the Qualcomm chipset will form a full communication path and enable communications with a satellite system. The non-recurring expenses incurred in connection with the Alcatel-Lucent development efforts will be shared with TerreStar Networks and potentially with other operators if such operators enter into similar arrangements with Alcatel-Lucent, which may be in the form of rebates or other similar purchase price offsets.

GMR1-3G Satellite Enabled Mobile Chipsets and Base Transceiver Subsystems

On March 31, 2009, the Company entered into an agreement with Infineon Technologies AG, (Infineon), for the design and development of a multi-standard mobile platform based on Infineon’s innovative software-defined-radio (SDR) technology which would be compatible with the base station subsystem being developed for the Company by Hughes Network Systems (Hughes). This SDR chipset technology will enable satellite-terrestrial handsets to operate with multiple cellular and satellite-based communications technologies including GSM, GPRS, EDGE, WCDMA, HSDPA, HSUPA and GMR-2G/3G. On the same date, in conjunction with the Infineon agreement, the Company entered into an agreement with Hughes for additional software development work that will, with the existing Hughes base station subsystem agreement, allow Hughes to deliver the full base station subsystem development required with respect to the GMR1-3G air interface to be included in connection with the Infineon SDR technology. The non-recurring expenses incurred in connection with the Infineon and Hughes development efforts will be shared with TerreStar Networks and, potentially, with other operators if such operators enter into similar arrangements with Infineon and Hughes respectively.

Operator Participation in Satellite Enabled Mobile Chipsets and Base Transceiver Subsystems

For each of the satellite enabled mobile chipsets and base transceiver subsystems agreements discussed above, the termination by one operator of its agreement does not affect the agreement of any other operator, except in some cases the remaining operator(s) must assume the unpaid non-recurring expenses. Under certain circumstances and, and in some of the agreements, in the event of the termination by one or more of the operator(s), the remaining operator(s) can elect to terminate certain of the agreements. Further, with respect to certain of the agreements in the event that any additional operator participates in any of these agreements, the total non-recurring expenses thereunder will be pro-rated among the participating operators and in some instances a premium might also be paid for late entry. The Company may also determine its continued participation based on and following the termination of other operators under certain agreements where the non-recurring expenses would be increased as a result of the other operator(s) termination.

Possible Merger and Acquisition of Inmarsat

The Company is party to a Master Contribution and Support Agreement (the “Master Agreement”) and certain other agreements with Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund L.P., Harbinger Capital Partners Fund I, L.P., and Harbinger Co-Investment Fund, L.P. (together "Harbinger"). The Master Agreement provides for the possible combination of the Company and Inmarsat plc ("Inmarsat"), a UK public listed company and a leading provider of global mobile satellite services. The proposed business combination would be structured as an offer by the Company for all of the issued and outstanding shares of Inmarsat not owned by Harbinger, and would be subject to the receipt of required regulatory and antitrust clearances. Harbinger has not

Index

yet proposed a structure or formal terms of a possible offer to SkyTerra or Inmarsat. Harbinger may terminate the Master Agreement at any time and is not obligated to proceed with any business combination transaction involving SkyTerra and Inmarsat.

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

In August 2008, Harbinger and the Company submitted applications to the FCC seeking consent for transfer of control of the Company to Harbinger and consent for the possible business combination between the Company and Inmarsat. The applications also sought a declaratory ruling approving a range of possible foreign ownership levels associated with Harbinger’s ownership of up to 100% of the Company. On March 4, 2009, following a request to the Company from Harbinger, Harbinger and the Company asked the FCC to separate the request for authority to transfer control of the Company from the request for approval of the possible business combination between the Company and Inmarsat, in order to facilitate expedited action on the application for approval of the transfer of ownership. On May 1, 2009, the FCC issued a public notice of the application for authority to transfer control of the Company to Harbinger, and the deadline for comments and replies passed on June 18, 2009. The FCC has not yet acted on this application, or issued a public notice for the request for approval of the possible business combination between the Company and Inmarsat. However, Harbinger has informed the Company that it does not expect there to be any material change to the timetable for approval of the business combination between SkyTerra and Inmarsat.

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

ATC Modification Application

In November 2005, the Company filed an application to modify its ATC license to take advantage of changes in the FCC’s technical ATC rules. In December 2008, the Company amended the ATC modification application pursuant to the flexibility accorded in the Cooperation Agreement with Inmarsat (described in Note 5 to the unaudited condensed consolidated financial statements included in this report). In April 2009, the FCC issued a letter order dismissing the amended ATC modification application without prejudice to refiling, for the alleged failure to provide sufficient information to demonstrate compliance with certain of the FCC’s rules. The Company refiled the application with additional information responsive to the FCC’s letter on April 29, 2009, and the FCC issued a public notice of the filing on June 5, 2009. On July 23, 2009, the Company filed reply comments to three parties that raised objections to the FCC granting the application. The FCC has not yet acted on the Company’s application.

Index

Spectrum Fees  In its most recent budget proposal, the FCC raised the possibility of imposing spectrum fees on the right to use frequencies for ATC and possibly satellite services. Proposals had been made to the same effect in previous White House budget proposals, but were not adopted. If implemented and extended to the frequencies used by the Company, use of such frequencies may be subject to substantially increased costs.

Satellite Launch Services

The Company has a fixed price contract with ILS International Launch Services to launch the next generation satellites, SkyTerra-1 and SkyTerra-2. The Company had previously contracted with Sea Launch Company, L.L.C. (“Sea Launch”) for launch services regarding SkyTerra-2. On May 19, 2009, SkyTerra LP provided notice of termination for anticipatory material breach of its Launch Services Agreement (the “Sea Launch Agreement”) with Sea Launch regarding SkyTerra-2.

The Company recognized an impairment loss of $14.1 million to write-off all previously capitalized costs related to the Sea Launch Agreement, including $1.9 million of capitalized interest costs, during the three months ended June 30, 2009. Sea Launch has asserted that the Company’s termination does not qualify as a “termination for cause” and that the Company is required to pay Sea Launch additional termination fees in recharacterizing the termination as a “termination for convenience” totaling $4.4 million. The Company believes it was within its rights to terminate the Sea Launch Agreement for cause, and that, because the agreement was terminated for cause, no termination liabilities are due to Sea Launch. The Company also believes that were the termination deemed a “termination for convenience,” and not for cause, the Company’s termination fees would not exceed $2.4 million.

On June 22, 2009, Sea Launch filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. Although neither the Company nor Sea Launch has initiated an action against the other party, either in arbitration or in Bankruptcy Court, there can be no assurance that they will not do so, and the ultimate outcome of any such proceeding and/or realization of any claim against Sea Launch is uncertain.

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

EITF 07-5

The Company adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments containing provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares

Index

to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that the following warrants contained such provisions, thereby concluding they were not indexed to the Company’s own stock:

•	Series 1-A, exercisable for 681,838 shares of the Company’s voting common stock, that expired June 4, 2009
•	Series 2-A, exercisable for 2,698,942 shares of the Company’s voting common stock, that expired June 4, 2009
•	Warrants issued to Harbinger in conjunction with 16.5% Senior Unsecured Notes (“Harbinger 2008 Warrants”), exercisable for 9,144,038 shares of the Company’s common stock, that expire January 7, 2018.
•

Warrants issued and vested upon the utilization of credit under Notes Payable – Vendor (“Vendor Warrants”), exercisable for 452,131 shares of the Company’s voting common stock, that expire August 18, 2018.

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants consisted of the reclassification of $35.1 million from additional paid-in capital to a liability regarding such warrants and the recognition of a $25.4 million decrease in the fair value of the liability as of January 1, 2009, resulting in the net effect to the opening balance of stockholders’ equity at January 1, 2009 of $9.7 million. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet prior to initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants. The Company re-measured the fair value of these warrants as of March 31, 2009 and June 30, 2009, and recorded a $1.4 million gain and $7.9 million loss during the three and six months ended June 30, 2009, respectively to record the liabilities associated with these warrants at its respective fair values as of March 31 and June 30, 2009. The Company determined the fair values of these securities using a Monte Carlo valuation model. The significant inputs into that model included assumptions regarding the expected amounts and dates of future fund raising activities, the historical volatility of the Company’s stock price, and risk-free rates based on U.S. Treasury security yields.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of SFAS 167, if any on the consolidated financial statements and disclosure.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision makers in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

For the year ended December 31, 2008, the Company disclosed the operating results of three segments: Next Generation, Current Generation, and SkyTerra Corporate. The Next Generation segment related to activities specific to the deployment of a next generation satellite system. The Current Generation segment related to SkyTerra LP

Index

provision of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services using its existing in-orbit satellites. The SkyTerra Corporate segment related to activities related to the publicly traded holding company.

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

The activities previously reported separately as SkyTerra Corporate are corporate services that support both current and next generation activities, including financing, corporate governance, and other activities. In conjunction with the merging of the current and next generation operating activities discussed above, the chief operating decision maker no longer reviews, or requires discrete financial information for SkyTerra Corporate activities. Similar to the current and next generation activities, the Company has determined that SkyTerra Corporate activities no longer qualify as operating segments. As a result, as of June 30, 2009 the Company has only one operating segment.

Results of Operations

Comparison of the three and six months ended June 30, 2009 and 2008

Revenues

The following table sets forth revenues and percentage changes for the periods indicated (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
Revenues
Capacity	$4,052	$3,271	24%	$7,342	$6,392	15%
Telephony	2,872	3,194	(10)%	5,660	6,351	(11)%
Data	676	962	(30)%	1,433	1,799	(20)%
Equipment	1,704	1,162	47%	2,532	2,384	6%
Other	256	219	17%	413	475	(13)%
Total revenues	$9,560	$8,808	9%	$17,380	$17,401	0%

Capacity

The Company provides bandwidth and power to certain customers who implement and operate their own networks. The specified bandwidth and power is generally customer dedicated once purchased and is not subject to other sale or preemption by SkyTerra LP except for emergency purposes. Capacity customers generally operate under contractual arrangements ranging from short-term (month-to-month) to end of current satellite life in length. These contracts do not generally provide for annual increases or variable revenues. Capacity revenues for the three and six months ended June 30, 2009, as compared to the same periods in 2008, increased due to sales of additional bandwidth to existing customers in the second quarter of 2009.

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

Index

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

The following table sets forth telephony subscribers, quarterly subscriber changes, and average monthly revenue per subscriber unit (“ARPU”):

	Three and Six Months ended June 30,
	2009	ARPU	2008	ARPU	Change Subscribers	Change ARPU
Total subscribers, January 1	19,014		19,866		(4.3)%
Additions	256		548		(53.3)%
Deletions	(792)		(443)		78.8%
Total subscribers, March 31	18,478	$49.73	19,971	$52.56	(7.5)%	(5.4)%
Additions	825		597		38.2%
Deletions	(611)		(1,421)		(57.0)%
Total subscribers, June 30	18,692	$51.73	19,147	$54.52	(2.4)%	(5.1)%

Telephony revenues for the three and six months ended June 30, 2009, as compared to the same period in 2008, decreased due to a decline in ARPU and a decline in the average number of subscribers.

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

Data revenues for the three months ended June 30, 2009, as compared to the same period in 2008, decreased due to a decrease of 6.9% in average monthly revenue per subscriber unit and a decrease of 3.6% in the average number of subscribers. Data revenues for the six months ended June 30, 2009, as compared to the same period in 2008, decreased due to a decrease of 20.3% in average monthly revenue per subscriber unit.

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

The Company’s ability to generate equipment revenues is a function of the number of new and existing subscribers who purchase handsets and other accessories and the prices at which equipment is sold. In May 2009, the Company began to offer a transition incentive sales promotion to its new and existing communication ground segment (CGS) enterprise (non-government) and government customers to create a path for these customers to transition to the Company’s planned next generation devices and services. In all cases, a customer will have previously acquired a current generation device that will be able to be exchanged for a free or discounted next generation device if the Company actively effects the transition of current generation devices to next generation devices and such customer commits to a multi-year service plan for next generation services that carry penalties for breach or cancellation of such services.

Equipment sales during the three and six months ended June 30, 2009, increased as compared to the same periods in 2008 due to increased sales of mobile terminals in the second quarter of 2009.

Index

Operating Expenses

The table below sets forth the Company’s operating expenses (excluding cost of equipment sold) and percentage changes for the periods indicated (in thousands).

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
Cost of equipment sold	$1,630	$928	76%	$2,404	$1,902	26%
Operations and cost of services (exclusive of depreciation and amortization)	28,337	6,945	308%	36,990	13,608	172%
Sales and marketing	2,757	2,100	31%	4,531	4,743	(4)%
Research and development (exclusive of depreciation and amortization)	4,635	3,147	47%	8,374	7,254	15%
General and administrative	8,090	8,318	(3)%	16,168	15,895	2%
Depreciation and amortization	8,306	8,196	1%	16,623	16,278	2%
Total operating expenses	$53,755	$29,634	81%	$85,090	$59,680	43%

Cost of Equipment Sold

The cost of equipment sold is comprised of the cost of equipment purchased for resale. The Company does not manufacture any of its own equipment. Also included in cost of equipment sold are the costs of warehousing and warehousing services. Cost of equipment sold during the three and six months ended June 30, 2009, as compared to the same periods in 2008 increased as a result of increased equipment sales.

Operations and Cost of Services

Operations and costs of service expenses include compensation costs of network operations employees, and the other expenses related to the operation of the network, costs of telemetry, tracking, and control and facility costs. On May 19, 2009, SkyTerra LP provided notice of termination for anticipatory material breach of its Launch Services Agreement (the “Sea Launch Agreement”) with Sea Launch regarding SkyTerra-2.

The Company recognized an impairment loss of $14.1 million to research and development to write-off all previously capitalized costs related to the Sea Launch Agreement, including $1.9 million of capitalized interest costs, during the three months ended June 30, 2009. Operations and cost of services expenses increased during the three months ended June 30, 2009, as compared to the same period in 2008, due primarily to the $14.1 million impairment loss related to the Sea Launch Agreement. The remainder of the increase was attributable to costs associated with the engineering of chipsets for next generation network devices. Operations and cost of services expenses increased during the six months ended June 30, 2009, as compared to the same period in 2008, due primarily to the $14.1 million impairment loss related to the Sea Launch Agreement. The remainder of the increase was attributable to increased costs associated with the engineering of chipsets for next generation network devices, and increased compensation costs and staffing. Those increases were partially offset by a decrease in equity-based compensation due to the recognition of additional equity-based compensation expense in the first quarter of 2008 resulting from the February 2008 modifications to outstanding options.

Sales and Marketing

Sales and marketing expenses include the compensation of sales and marketing employees, and the cost of advertising, marketing and promotion.

Sales and marketing expenses increased during the three months ended June 30, 2009, as compared to the same period in 2008 due to an increase in equity-based compensation as a result of accelerated vesting of an executive’s options upon termination. Sales and marketing expenses decreased during the six months ended June 30, 2009, as compared to the same period in 2008 due to decreased compensation costs and staffing, offset by an increase in equity-based compensation. The net increase in equity-based compensation during the six months ended June 30, 2009, as compared to the same period in 2008, was due to additional expense in the second quarter of 2009 due to accelerated vesting of an executive’s options upon termination, partially offset by the recognition of

Index

additional equity-based compensation expense in the first quarter of 2008 resulting from the February 2008 modifications to outstanding options.

Research and Development

Research and development expenses include the compensation costs of employees working on next generation products and services, and other development costs of the next generation network.

Research and development expenses increased during the three and six months ended June 30, 2009, as compared to the same periods in 2008, due to increased third-party consulting expenses related to the development of operational and business support systems for the next generation network.

General and Administrative

General and administrative expenses include the compensation costs of finance, legal, human resources employees and other corporate costs.

General and administrative expenses did not fluctuate significantly during the three months ended June 30, 2009, as compared to the same period in 2008, as increased compensation costs were offset by a reduction of general expenses and a reduction in consulting and professional fees. General and administrative expenses did not fluctuate significantly during the six months ended June 30, 2009, as compared to the same period in 2008, as increased compensation costs and general expenses were offset by a reduction of legal fees and a reduction in equity-based compensation due to the recognition of additional equity-based compensation expense in the first quarter of 2008 resulting from the February 2008 modifications to outstanding options.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization expenses did not fluctuate significantly during the three and six months ended June 30, 2009, as compared to the same periods in 2008.

Other Income and Expenses

The following table sets forth other income and expenses for the periods indicated (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
Interest income	$223	$1,726	(87)%	$592	$4,948	(88)%
Interest expense	(24,031)	(9,632)	(149)%	(39,986)	(21,347)	(87)%
Impairment of investment in TerreStar Networks	—	(8,441)	100%	—	(16,794)	100%
Change in fair value of warrants	1,408	—	100%	(7,948)	—	(100)%
Other income	85	199	(57)%	315	862	(64)%
Benefit for income taxes	—	185	(100)%	—	460	(100)%
Total other expenses	$(22,315)	$(15,963)	40%	$(47,027)	$(31,871)	48%

Interest Income

Interest income is interest earned on cash, cash equivalents, restricted cash and short-term investments. Interest income decreased during the three and six months ended June 30, 2009, as compared to the same periods in 2008 due to the decrease of cash, cash equivalents, and short-term investments, and a significant decrease in yields.

Index

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

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008
Capitalized interest	$24,879	$17,458	$44,764	$32,580
Interest expense	24,031	9,632	39,986	21,347
Total interest	$48,910	$27,090	$86,750	$53,927

Total interest increased during the three months ended June 30, 2009, as compared to the same period in 2008, due to increased interest related to Senior Secured Notes, 16.5% Senior Unsecured Notes, 18% Senior Unsecured Notes and Notes Payable - Vendor, and Notes Payable – Vendor of $3.6 million, $2.0 million, $15.4 million and $0.8 million, respectively. Total interest increased during the six months ended June 30, 2009, as compared to the same period in 2008, due to increased levels of debt resulting in increased interest related to Senior Secured Notes, 16.5% Senior Unsecured Notes, 18% Senior Unsecured Notes and Notes Payable - Vendor, and Notes Payable – Vendor of $6.8 million, $3.1 million, $22.0 million and $1.0 million, respectively.

Impairment of investment in TerreStar Networks

During the three and six months ended June 30, 2008, the Company recorded a write-down of its investment in TerreStar Networks as the Company determined the TerreStar Networks investment had become other-than-temporarily impaired.

Change in fair value of warrants

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes certain warrants as liabilities at their respective fair values on each reporting date. The estimated fair values fluctuate based on the changes in fair value estimated inputs, including changes in the price of the Company’s common stock.

Benefit (Provision) for Income Taxes

The Company’s effective tax rate differs from the Federal statutory rate, due primarily to a full valuation allowance recorded against net operating losses generated in the periods presented.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash, cash equivalents, short-term investments and accounts receivable. The Company’s primary cash needs are for working capital, capital expenditures, debt service and operating expenses. The Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company has financed its operations to date through the private placement of debt and equity securities, and vendor financing. Cash payments of interest on the Company’s debt begins in October 2010, with periodic interest coming due on the Senior Secured Discount Notes, and cash payment of principal due in full in April 2013. Cash payment of interest on the 18% Senior Unsecured Notes begins in July 2011, and cash payment of principal is due in full in July 2013. Cash payment of interest on the 16.5% Senior Unsecured Notes begins in June 2012, and cash payment of principal is due in full in May 2013.

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

Index

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

Pursuant to the terms of the agreement with Harbinger, the Company has committed funding available to it through the sale of four tranches of 18% Senior Unsecured Notes. The remaining $100 million of 18% Senior Unsecured Notes is scheduled to be issued on January 4, 2010.

The U.S. and worldwide financial markets have experienced unprecedented volatility, particularly in the financial services sector. No assurance can be given that Harbinger will satisfy its remaining funding commitment to the Company in a timely manner, or at all. If Harbinger does not satisfy its funding commitment, the Company may pursue other means to extend its liquidity and raise capital. Those alternatives may include a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, the renegotiation of vendor payment schedules to defer payments into the future, the postponement of certain discretionary spending, the sale of the Company’s investment in TerreStar Networks, Inc. or some combination of these actions and/or other actions. The Company may be unable to find alternative financing sources, particularly in light of the state of the U.S. and worldwide financial markets. In addition, the terms of the Company’s current and expected future indebtedness and other contractual arrangements include significant limitations on additional debt, including amount, terms, access to security, and duration, among other factors, and impose limitations on the structure of strategic transactions.

The remaining cost of carrying out the Company’s business plan is significant, and is significantly more than the Company’s currently available and committed resources. If the Company fails to obtain necessary financing on a timely basis, its satellite construction, launch, or other events necessary to deploy and operate the Company’s next generation network and conduct the Company’s business could be materially delayed, or its costs could materially increase; the Company could default on its commitments to its satellite construction or launch contractors, creditors or other third parties leading to termination of construction or inability to launch the Company’s satellites; and the Company may not be able to complete its next generation integrated network as planned and may have to discontinue operations or seek a purchaser for its satellite business or assets. Further, SkyTerra LP and SkyTerra Canada could lose their FCC licenses, Industry Canada licenses and their international rights if they fail to achieve required performance milestones.

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

Index

Contractual Obligations and Known Future Cash Requirements  Set forth below is information concerning the Company’s known contractual obligations as of June 30, 2009 that are fixed and determinable. The Company leases office space, computers and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase. The Company’s various non-cancelable vendor arrangements (including satellite, launch vehicle, base transceiver subsystems and air interface technology construction), long-term and other debt arrangements, non-cancelable operating leases and agreements with initial terms of greater than one year are as follows as of June 30, 2009, except as noted (in thousands):

	Payments due by period
	Total	2009	1–3 years	3-5 years	More than 5 years
Operating leases (1)	$25,075	$1,433	$4,809	$2,732	$16,101
Satellite and ground system (2)	203,531	66,375	137,156	—	—
Launch services	78,300	10,875	67,425	—	—
Chipset, device and satellite base station subsystem	47,653	10,100	37,553	—	—
Satellite operational services	24,066	1,867	3,318	2,868	16,013
Senior Secured Discount Notes (4)	1,065,000	—	157,500	210,000	697,500
Senior unsecured notes (related party) (3)(4)	993,720	45,563	227,520	720,637	—
Other	15,232	8,852	4,327	316	1,737
	$2,452,577	$145,065	$636,608	$936,553	$731,351

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

Off-Balance Sheet Financing

The Company did not enter into any off-balance sheet arrangements, other then operating leases in the normal course of business during the three and six months ended June 30, 2009. As of June 30, 2009, the Company does not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Index

Cash Flow

Net Cash Used in Operating Activities. During the six months ended June 30, 2009, as compared to the same period in 2008, net cash used in operating activities increased $13.0 million primarily due to increases in personnel, staffing and related costs, and increased expenses to develop the next generation network.

Net Cash Used in Investing Activities. During the six months ended June 30, 2009, as compared to the same period in 2008, net cash used in investing decreased due to fewer purchases of investments, fewer payments related to network construction and the payment of estimated taxes related to TMI Delaware in 2008.

Net Cash Provided by Financing Activities. During six months ended June 30, 2009, as compared to the same period in 2008, net cash provided by financing activities increased. Proceeds from the issuance of the 18% Senior Unsecured Notes of $325 million in 2009 were partially offset by proceeds from the issuance of the 16.5% Senior Unsecured Notes of $150 million in 2008.

Index

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The United States dollar is the functional currency for the Company’s consolidated financial statements. The functional currency of the Company’s Canadian subsidiary and joint venture is the Canadian dollar. The financial statements of these entities are translated to United States dollars using period end rates for assets and liabilities, and the weighted average rate for the period for all expenses and revenues. During the normal course of business, the Company is exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the Canadian dollar and the Euro. To reduce the impact of these risks and to increase the predictability of cash flows, the Company uses natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk. When natural offsets are not sufficient, from time to time, the Company enters into certain derivative contracts to buy and sell foreign currencies. The Company’s policies prohibit speculative trading and allows for derivative contracts to be entered into only when a future foreign currency requirement is identified. These contracts generally have durations of less than one year. As of June 30, 2009 the Company held foreign currency contracts with maturities of less than one year of $4.7 million, for which it recorded an unrealized gain of $0.1 million during the three and six months ended June 30, 2009

Interest Rate Risk

Changes in interest rates affect the fair value of the Company’s fixed rate debt. There is limited active public trading in the Company’s Senior Secured Notes, and there is no public trading in any other of the Company’s debt securities. To determine fair value of these securities, an estimated bid-side broker quote of the Company’s Senior Secured Discount Notes was obtained and was also used as the basis to estimate the fair value of the Company’s 16.5% Senior Unsecured Notes and 18% Senior Unsecured Notes, resulting in an aggregate fair value of $623.5 million at June 30, 2009. Based on securities outstanding at June 30, 2009, a 1% increase or decrease in interest rates, assuming similar terms and similar assessment of risk by lenders, would change the estimated market value by $16.3 million and $16.6 million, respectively at June 30, 2009.

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

The Company has cash flow exposure to changing interest rates on its Vendor Notes because the interest rate for these securities is not fixed. As of June 30, 2009 the Company had $106.0 million outstanding under its Notes Payable - Vendor with interest rates tied to changes in the LIBOR rate. Based on balances outstanding at June 30, 2009, a 1.0% increase or decrease in interest rates, assuming repayment of the Vendor Note in accordance with scheduled maturities, would change the Company’s annual interest expense by $1.1 million.

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

        (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the three-month period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information about Exhibits Included in this Form 10-Q

In reviewing the agreements included or incorporated by reference as exhibits to this Form 10-Q, please remember they are intended to provide you with information regarding their terms and are not to provide any other factual or disclosure information about the Company or the other parties thereto. Certain of the agreements contain representations and warranties by the parties named therein. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:• should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one or more of the parties if those statements prove to be inaccurate;• have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;• may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and• were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description
4.1

Form of $75 million aggregate principal amount of 18% Senior Notes due 2013 issued on July 1, 2009     -      Included in the Indenture, dated January 7, 2009, which was filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2009, and is incorporated herein by reference.

10.1*	Amendment 2 to the Contract for Launch Services, effective as of May 19, 2009, by and between Mobile Satellite Ventures, LP and ILS International Launch Services, Inc.
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

Date: August 7, 2009	By:	/s/ Alexander H. Good
Alexander H. Good
Chief Executive Officer and President

Date: August 7, 2009	By:	/s/ Scott Macleod
Scott Macleod
Executive Vice President and Chief Financial Officer