Form 10-Q
period 2009-09-30
SKYTERRA COMMUNICATIONS INC
filed 2009-11-09
CIK 756502

Index

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 15, 2009 there were 48,865,453 shares of the Company’s voting common stock and 59,958,499 shares of the Company’s non-voting common stock outstanding.

1

Index

SKYTERRA COMMUNICATIONS, INC.

2

Index

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

SkyTerra Communications, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Services and related revenues	$7,704	$7,352	$22,139	$21,892
Equipment sales	1,052	1,867	3,584	4,252
Other revenues	246	231	659	706
Total revenues	9,002	9,450	26,382	26,850
Operating expenses:
Cost of equipment sold	1,122	1,549	3,526	3,451
Operations and cost of services (exclusive of depreciation and amortization)	8,997	9,474	45,987	23,082
Sales and marketing	2,005	1,668	6,536	6,412
Research and development (exclusive of depreciation and amortization)	5,569	3,937	13,944	11,191
General and administrative	12,208	9,833	28,376	25,727
Depreciation and amortization	8,358	8,268	24,981	24,546
Total operating expenses	38,259	34,729	123,350	94,409
Operating loss	(29,257)	(25,279)	(96,968)	(67,559)
Other income (expense):
Interest income	101	1,265	693	6,213
Interest expense	(26,193)	(8,633)	(66,179)	(29,980)
Impairment of investment in TerreStar Networks	—	(42,881)	—	(59,675)
Change in fair value of warrants (see Note 2)	16,781	—	8,832	—
Other income (expense), net	544	(1,578)	860	(715)
Loss before income taxes	(38,024)	(77,106)	(152,762)	(151,716)
Income taxes	—	298	—	758
Consolidated net loss	(38,024)	(76,808)	(152,762)	(150,958)
Net loss attributable to noncontrolling interest	315	157	761	443
Net loss attributable to SkyTerra	$(37,709)	$(76,651)	$(152,001)	$(150,515)

Basic and diluted loss attributable to SkyTerra per common share	$(0.35)	$(0.72)	$(1.42)	$(1.42)
Basic and diluted weighted average common shares outstanding	107,232,286	106,115,078	107,094,806	106,064,731

See accompanying notes.

Index

SkyTerra Communications, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$329,828	$65,721
Investments	5,620	46,659
Accounts receivable, net of allowance of $37 and $45, respectively	6,176	5,505
Inventory	2,782	2,058
Other current assets	4,758	7,079
Total current assets	349,164	127,022
Network construction in progress	904,770	680,932
Property and equipment, net	6,336	7,428
Intangible assets, net	501,077	523,647
Other assets	21,874	21,673
Total assets	$1,783,221	$1,360,702
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,176	$5,355
Accrued expenses and other current liabilities	42,154	18,759
Deferred revenue, current portion	3,336	3,474
Debt, current portion	—	372
Total current liabilities	48,666	27,960
Long-term debt ($540,901 and $147,119 to a related party, respectively), net of current portion	1,354,586	837,818
Deferred revenue, net of current portion	14,679	12,383
Other long-term liabilities	2,550	11,188
Warrants (see Note 2)	2,676	—
Total liabilities	1,423,157	889,349
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 48,865,453 and 48,822,787 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	489	488
Non-voting common stock, $0.01 par value. Authorized 125,000,000 shares; 59,958,499 shares issued and outstanding at September 30, 2009 and December 31, 2008	600	600
Additional paid-in capital	1,032,165	1,014,981
Accumulated other comprehensive loss	(2,632)	(1,785)
Accumulated deficit	(669,542)	(542,931)
Total SkyTerra stockholders’ equity	361,080	471,353
Noncontrolling interest	(1,016)	—
Total stockholders’ equity	360,064	471,353
Total liabilities and stockholders’ equity	$1,783,221	$1,360,702

See accompanying notes.

Index

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Non-voting Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total SkyTerra Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interest	Equity
Balance, December 31, 2008	48,822,787	$488	59,958,499	$600	$1,014,981	$(1,785)	$(542,931)	$471,353	$—	$471,353
Cumulative effect of change in accounting principle (See Note 2)	—	—	—	—	(35,127)	—	25,390	(9,737)	—	(9,737)
Issuance of warrants	—	—	—	—	45,240	—	—	45,240	—	45,240
Equity-based compensation	150,000	2	—	—	7,385	—	—	7,387	—	7,387
Purchase of restricted stock	(107,334)	(1)			(314)	—	—	(315)	—	(315)
Consolidated net loss	—	—	—	—	—	—	(152,001)	(152,001)	(761)	(152,762)
Foreign currency translation adjustment	—	—	—	—	—	(847)	—	(847)	(255)	(1,102)
Balance, September 30, 2009	48,865,453	$489	59,958,499	$600	$1,032,165	$(2,632)	$(669,542)	$361,080	$(1,016)	$360,064

See accompanying notes.

Index

SkyTerra Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months Ended September 30,
	2009	2008
Operating activities
Consolidated net loss	$(152,762)	$(150,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash and working capital items	103,424	115,316
Net cash used in operating activities	(49,338)	(35,642)
Investing activities
Purchase of property and equipment	(1,121)	(1,770)
Satellite system construction in-progress payments	(124,287)	(150,534)
Change in restricted cash	(501)	(116)
Purchase of investments	(34,517)	(215,879)
Maturity of investments	74,897	216,637
Payments for assumed tax liabilities of entity acquired in BCE Exchange Transaction	(447)	(36,906)
Net cash used in investing activities	(85,976)	(188,568)
Financing activities
Proceeds from issuance of 16.5% Senior Unsecured Notes and Warrants	—	150,000
Proceeds from issuance of 18% Senior Unsecured Notes and Warrants	400,000	—
Principal payments on notes payable	(372)	(708)
Proceeds from exercise of SkyTerra LP unit options	—	64
Repurchase of restricted shares	(315)	—
Net cash provided by financing activities	399,313	149,356
Effect of exchange rates on cash and cash equivalents	108	(92)
Net change in cash and cash equivalents	264,107	(74,946)
Cash and cash equivalents, beginning of period	65,721	127,905
Cash and cash equivalents, end of period	$329,828	$52,959

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

Harbinger Merger

On September 23, 2009 SkyTerra entered into a merger agreement (the Harbinger Merger Agreement) with Sol Private Corp., Harbinger Capital Partners Master Fund I, Ltd (Master Fund), Harbinger Capital Partners Special Situations Fund, L.P. (Special Fund, and together with Master Fund, Harbinger). Under the terms of the Harbinger Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Harbinger will acquire, through the merger of Sol Private Corp. with and into the Company, all of the outstanding common stock of the Company (such transaction referred to as the Harbinger Merger). SkyTerra will continue as the surviving corporation in the Harbinger Merger. After the Harbinger Merger, SkyTerra will be wholly owned by Harbinger. In the event that the Harbinger Merger is completed, Harbinger has agreed to pay $5.00 in cash per share for each of SkyTerra's outstanding shares of voting and non-voting common stock not held by Harbinger or its affiliates, any subsidiary of SkyTerra or any holders who have perfected and not withdrawn a demand for appraisal rights. In addition, the Harbinger Merger Agreement provides that each outstanding SkyTerra option (other than performance based options) to purchase common stock (whether or not vested or exercisable) will be canceled in exchange for a per share amount in cash equal to the excess, if any, of $5.00 over the per share exercise price of the option. Harbinger has also agreed that each outstanding share of restricted stock (that was not performance based) previously issued by SkyTerra which is outstanding as of the effective time will be canceled in exchange for the right to receive, from the surviving corporation, a per share amount in cash equal to the merger consideration.

The closing of the Harbinger Merger is subject to approval by the holders of a majority of SkyTerra’s outstanding voting common stock, and to regulatory approvals, including approval of the FCC, and other closing conditions. It is currently anticipated that the transaction will be consummated in late 2009 or early 2010, although certain shareholders are seeking to enjoin the consummation of the merger. Harbinger owns shares constituting approximately 46% of the voting power of SkyTerra's voting common stock, (as well as warrants and shares of SkyTerra’s nonvoting common stock which are convertible into or exercisable for shares of SkyTerra’s voting common stock under certain circumstances), and has agreed to vote its shares in favor of the merger. Upon completion of the proposed merger, SkyTerra’s common stock will no longer be publicly traded or quoted on the Over-the-Counter Bulletin Board, and will be deregistered under the Securities Exchange Act of 1934, as amended.

The agreement governing the terms of the Harbinger Merger was filed as exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on September 23, 2009. The Harbinger Merger Agreement includes a number of limitations on SkyTerra’s operations pending consummation of the merger and as a result, the Company has delayed the development of certain projects related to the rollout of its next generation MSS services as well as next generation business systems and next generation core network development.

Communications Networks

The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. The Company plans to launch two new satellites, SkyTerra-1 and SkyTerra-2, which will serve as the foundation of its next generation network. The Company’s launch window for SkyTerra 1 with International Launch Services (ILS) is based on the delivery schedule projected by the satellite manufacturer, Boeing Satellite Systems (Boeing) and is scheduled to be August 2010 through October 2010.  The Company is in the process of filing a request with the U.S. Federal Communications Commission (FCC) to extend its satellite launch milestone date outlined in its authorization for the launch of its SkyTerra-1 satellite to be consistent with this window. While there

Index

can be no assurances, the Company believes the FCC will support this change in launch window and the related launch milestone modification. The launch of SkyTerra-2 is expected to occur in the fourth quarter of 2010 or the first quarter of 2011, within its required regulatory milestones. In order to comply with covenants in the Harbinger Merger Agreement and to manage near term expenditures, the Company has delayed the development of certain projects related to the rollout of next generation MSS services as well as next generation business systems and next generation core network development.

The Company operates an existing satellite based network and offers a range of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash, cash equivalents, short-term investments and accounts receivable. The Company’s primary cash needs are for working capital, capital expenditures, debt service and operating expenses. The Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the Company’s control. The Company has financed its operations to date through the private placement of debt and equity securities (primarily with Harbinger), and vendor financing. The Company’s ability to raise additional equity or debt capital is subject to a number of limitations in the Harbinger Merger Agreement and the Master Agreement (as defined herein) as well as the Company’s outstanding debt obligations. Cash payments of interest on the Company’s Senior Secured Discount Notes are scheduled to begin in October 2010, with cash payment of the fully accreted principal due in full in April 2013. Cash payment of interest on the 18% Senior Unsecured Notes is scheduled to begin in July 2011, and cash payment of principal (including the additional notes issued as paid-in-kind notes) is due in full in July 2013. Cash payment of interest on the 16.5% Senior Unsecured Notes is scheduled to begin in June 2012, and cash payment of principal (including the additional notes issued as paid-in-kind interest) is due in full in May 2013.

The Company’s current operating assumptions and projections reflect management’s best estimate of future revenue, operating expenses, and capital commitments (which have recently been revised), and indicate that the Company’s current sources of liquidity (including the January 2010 Harbinger Funding (as defined herein)) should be sufficient to fund the Company through the third quarter of 2010. Additional funds will be needed to complete the construction of the next generation integrated network, fund operations, and begin making scheduled cash interest payments on senior indebtedness in the fourth quarter of 2010. The Company’s ability to meet its projections, however, is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate or that the Company will not need to alter its operations if its projections prove inaccurate.

Pursuant to the terms of a funding agreement with Harbinger that was entered into prior to the Harbinger Merger Agreement, the Company has committed financing of $100 million available to it through the sale of one remaining tranche of 18% Senior Unsecured Notes in January 2010 (the January 2010 . In the event that the Harbinger Merger is completed prior to the January 2010 Harbinger Funding, Harbinger will determine how to fund the Company’s cash requirements and whether to consummate the January 2010 Harbinger Funding. In the event that the Harbinger Merger is not completed, Harbinger will be obligated to fund the remaining $100 million of 18% Senior Unsecured Notes, subject to the satisfaction of applicable conditions to such funding.

No assurance can be given that the Harbinger Merger or the January 2010 Harbinger Funding will close. If the Harbinger Merger or the January 2010 Harbinger Funding does not close, and/or other Harbinger funding is not forthcoming, the Company may pursue other means to extend its liquidity and raise capital. Those alternatives may include a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, the renegotiation of vendor payment schedules to defer payments into the future, the postponement of certain discretionary spending, the sale of the Company’s investment in TerreStar Networks Inc., which is an affiliate of Harbinger (TerreStar Networks), the sale of other Company assets, the delay or cancellation of certain of the Company’s planned operations, or some combination of these actions. Prior to entering into the Harbinger Merger, the Company considered at length other financial and strategic alternatives. In the event that the Harbinger Merger does not close, the Company intends to re-evaluate the financial and strategic alternatives that will be available to it at such time and there can be no assurance that the Company will be able to find alternative financing sources. In addition, the terms of the Company’s current and expected future indebtedness and other contractual arrangements (including those with Harbinger) include significant limitations on the ability to incur and the terms of additional debt, including amount, covenants, access to security, and duration, among other factors, and impose limitations on the structure of strategic transactions.

Index

The remaining cost of carrying out the Company’s business plan is significant, and is significantly more than the Company’s currently available and committed resources (including the January 2010 Harbinger Funding). If the Company fails to obtain necessary financing on a timely basis, its satellite construction, launch, or other events necessary to deploy and operate the Company’s next generation network and conduct the Company’s business could be materially delayed, or its costs could materially increase; the Company could default on its commitments to its satellite construction or launch contractors, creditors or other third parties leading to termination of construction or inability to launch the Company’s satellites; and the Company may not be able to complete its next generation integrated network as planned and may have to discontinue operations or seek a purchaser for its satellite business or assets. Further, SkyTerra LP and SkyTerra Canada could lose their FCC licenses, Industry Canada licenses and their international rights if they fail to achieve required performance milestones.

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

Variable Interest Entity

The Company consolidates a variable interest entity, SkyTerra Canada, in which it is the primary beneficiary and holds an effective 46.4% interest. The majority voting interest in SkyTerra Canada is held by a subsidiary of BCE Inc. which also holds a significant equity interest in the Company. SkyTerra Canada is licensed by the Canadian government to operate in the L-band using spectrum that SkyTerra Canada has coordinated for its use. SkyTerra Canada holds a license to a significant portion of the spectrum as well as satellite assets that are used by the Company. SkyTerra Canada is obligated by contract to provide access to those assets to a 100% owned subsidiary of SkyTerra LP through a capacity lease agreement. This agreement may terminate only upon written agreement between both the Company and SkyTerra Canada, or upon one party becoming the beneficial owner of all of the shares of SkyTerra Canada as well as upon other ordinary terms of default. The Company has determined it is the primary beneficiary of SkyTerra Canada based upon the benefits provided to the Company under the capacity lease agreement and the Company’s historical and expected future cash funding of SkyTerra Canada. Previously, based upon a contractual arrangement, SkyTerra LP was obligated to fund the operating expenses of SkyTerra Canada. Although SkyTerra LP’s contractual obligation is no longer in force, the Company expects to continue to fund the operating expenses and working capital requirements of SkyTerra Canada in order to continue to benefit from the agreements between itself and SkyTerra Canada.

As a minority equity holder, SkyTerra LP does not have the ability to make unilateral decisions regarding the operations of SkyTerra Canada or the utilization of its assets. SkyTerra LP provides financial support to SkyTerra

Index

Canada in the form of cash payments and services for which SkyTerra LP has not received cash reimbursement. SkyTerra LP provides financial and other support that it is not contractually obligated to provide in order to maintain the business, operations, and assets of SkyTerra Canada. Creditors of SkyTerra Canada have no recourse to the assets or general credit of SkyTerra LP or the Company. SkyTerra Canada has no debt or financing arrangements with any third parties. Through its contractual rights, the Company can prevent SkyTerra Canada from business activities that may expose SkyTerra Canada to incremental undue financial or other risk. The Company’s current maximum direct financial exposure to loss includes the historical investment in and trade receivables from SkyTerra Canada.

SkyTerra Canada is subject to foreign ownership restrictions imposed by the Telecommunications Act (Canada) and the Radiocommunication Act (Canada) and regulations made pursuant to these Acts. The shareholders agreement relating to SkyTerra Canada permits the shareholders of SkyTerra Canada to transfer their shares in certain circumstances, provided that all such share transfers are made to parties that are eligible to hold such shares under the restrictions or are otherwise carried out in accordance with the restrictions. Although the Company believes that SkyTerra Canada is in compliance with the relevant legislation, there can be no assurance that a future determination by Industry Canada or the Canadian Radio-television and Telecommunications Commission, or events beyond its control, will not result in SkyTerra Canada ceasing to comply with the relevant legislation. If such a development were to occur, the ability of SkyTerra Canada to operate as a Canadian carrier under the Telecommunications Act (Canada) or to maintain, renew or secure its Industry Canada authorizations could be jeopardized. In such a case, the Company’s business could be materially adversely affected through the loss of access and use to a significant amount of spectrum and satellite assets currently available to it through SkyTerra Canada.

As of January 1, 2009, the Company displays noncontrolling interests (formerly known as “minority interests”) in the consolidated balance sheet as a separate component of stockholders’ equity and displays net earnings attributable to the noncontrolling interests as a separate line item in the consolidated statement of earnings. Prior to the January 1, 2009 the noncontrolling interest had been reduced to zero, therefore the beginning balance of the noncontrolling interests at January 1, 2009 was zero. Losses attributable to the noncontrolling interests, which relate to SkyTerra Canada, are reported in the condensed consolidated statement of operations for the three and nine months ended September 30, 2009.

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

Investments

The Company’s investments include commercial paper, certificates of deposit, municipal bonds and securities issued by government agencies or guaranteed by government agencies with a weighted average contractual maturity of less than one month. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method. The classification of investments is determined at the time of purchase and re-evaluated at each balance sheet date. As of September 30, 2009 all of the Company’s investments are classified as “held-to-maturity”, are reported at amortized cost and the amortized cost basis of those securities approximated their aggregate fair value.

Index

In the event that the amortized cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost, the financial health and business outlook for the investee, and the Company’s intent and ability to hold the investment. The Company’s model for recognition and measurement of impairment for debt securities incorporates the following principles:

• Recognition of an other-than-temporary impairment charge for debt securities is required if any of these conditions are met: (1) the Company does not expect to recover the entire amortized cost basis of the security, (2) the Company intends to sell the security or (3) it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis.

• If the first condition above is met, but the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the Company will record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If either the second or third criteria are met, then the Company will recognize the entire difference between the security’s amortized cost basis and its fair value in earnings.

None of the Company’s investments became other-than-temporarily impaired during the nine months ended September 30, 2009.

Warrants

In accordance with its adoption of a new accounting principle, beginning on January 1, 2009 the Company evaluated its outstanding warrants to determine if such warrants are indexed to the Company’s own stock. Warrants indexed to the Company’s own stock may not be accounted for as derivative financial instruments if other criteria are not met. Warrants are not indexed to the Company’s own stock if they contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined certain of its outstanding warrants contain such provisions, thereby concluding such warrants are not indexed to the Company’s own stock and therefore are derivative financial instruments.

The Company recognizes warrants that are not indexed to the Company’s own stock as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for warrants not indexed to the Company’s own stock on January 1, 2009 consisted of the reclassification of $35.1 million from additional paid-in capital to a liability regarding such warrants and the recognition of a $25.4 million decrease in the fair value of the liability as of January 1, 2009, resulting in the net decrease to the opening balance of stockholders’ equity at January 1, 2009 of $9.7 million. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet prior to January 1, 2009 and the amounts recognized in the consolidated balance sheet for such warrants on January 1, 2009. The amounts recognized in the consolidated balance sheet on January 1, 2009 were determined based on the amounts that would have been recognized if liabilities had been recognized for such warrants from their respective issuance dates. The Company re-measures the fair value of the outstanding warrants not indexed to the Company’s own stock each quarter and recorded a gain of $16.8 million and $8.8 million during the three and nine months ended September 30, 2009, respectively, to record the liabilities associated with the warrants at their respective fair values as of September 30, 2009.

The Company determined the fair values of these securities using a Monte Carlo valuation model. The significant inputs into that model included assumptions regarding the expected amounts and dates of future fundraising activities, the Company’s stock price, the historical volatility of the Company’s stock price, and risk-free rates based on U.S. Treasury security yields. Upon announcement of the Harbinger Merger, the Company’s stock price, a significant input in the warrant valuation model, increased significantly. However, if such a merger were to be consummated, the Harbinger 2008 warrants and the Vendor Warrants would be converted to a right to receive, in cash, $5 per warrant upon exercise and remittance to the Company of the $10 exercise price per warrant. Such warrants continue to be subject to downward adjustment in the case of application of the warrant’s anti-dilution provisions, if any.

To value the Harbinger 2008 warrants and the Vendor Warrants as of September 30, 2009, the Company estimated the likelihood of merger consummation using observable market data (trading share price versus

Index

Harbinger Merger offer price), and utilized the last observed Company stock price prior to the merger announcement as inputs to the valuation model. As a result of the adoption of this change in accounting principle, basic and diluted loss per common share was decreased by $0.16 and $0.08 per common share for the three and nine month periods ending September 30, 2009, respectively.

Recurring Fair Value Estimates

The Company’s recurring fair value measurements at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	Fair Value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$315,547	$315,547	$—	$—
Foreign currency contracts	79	79	—	—
	$315,626	$315,626	$—	$—

Liabilities:
Harbinger 2008 warrants	$2,489	$—	$—	$2,489
Vendor warrants	187	—	—	187
	$2,676	$—	$—	$2,676

	Fair Value as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$60,727	$60,727	$—	$—
Available-for-sale investments	400	—	—	400
Foreign currency contracts	(112)	(112)	—	—
	$61,015	$60,615	—	$400

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the three-month period ended September 30, 2009 for all financial assets and liabilities categorized as Level 3.

Fair value measurements using significant unobservable inputs (Level 3) (in thousands):

Liabilities:
Warrant liabilities as of June 30, 2009 (that are not indexed to the Company’s own stock)	$18,701
Initial measurement of Vendor Warrants during the three months ended September 30, 2009 (that are not indexed to the Company’s own stock)	756
Decrease in the fair value of warrants (that are not indexed to the Company’s own stock)	(16,781)
Warrant liabilities as of September 30, 2009 (that are not indexed to the Company’s own stock)	$2,676

The $16.8 million decrease in the fair value of warrants (that are not indexed to the Company’s own stock) has been recorded during the three months ended September 30, 2009 in the accompanying income statement.

Index

Non-recurring Fair Value Estimates

The Company’s non-recurring fair value measurements recorded during the three months ended September 30, 2009 were as follows (in thousands):

	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses)
Liabilities:
18% Senior Unsecured Notes	$66,518	$—	$—	$66,518	$—
Warrants issued in conjunction with 18% Senior Unsecured Notes	8,483	—	8,483	—	—
Notes Payable – Vendor borrowings during the three months ended September 30, 2009	9,110	—	—	9,110	—
Warrants issued in conjunction with Notes Payable – Vendor borrowings	403	—	—	403	—
	$84,514	$—	$8,483	$76,031	$—

Non-recurring Level 3 Basis for Valuation

The fair value of the warrants issued in conjunction with the 18% Senior Unsecured Notes in July, 2009 is objectively determinable based on the quoted market price of the Company’s stock and an exercise price of $0.01 per share. The amount recorded for the 18% Senior Unsecured Notes was determined to be the difference between the $75 million in proceeds received at issuance and the $8.5 million fair value of the warrants allocable to the $75 million notes (see Note 3), or $66.5 million. Notes Payable – Vendor are not investor debt, rather, they are vendor arranged financing collateralized by the network under construction. There is no alternative market or benchmark for this debt. The debt carries a variable rate market-based interest rate. As such, the fair value of Notes Payable – Vendor issued during the three months ended September 30, 2009 was deemed to be its face value on each date of credit utilization. The amount recorded for the Notes Payable – Vendor during the three months ended September 30, 2009 was determined to be the difference between the $9.1 million in borrowings and the $0.4 million fair value of the warrants that were issued in conjunction with those borrowings (see Note 3).

The fair value of the warrants issued in conjunction with the Notes Payable – Vendor was estimated using a Monte Carlo valuation model. The significant inputs into that model included assumptions regarding the expected amounts and dates of future fund raising activities, the Company’s stock price, the historical volatility of the Company’s stock price, and risk-free rates based on U.S. Treasury security yields.

Other Fair Value Disclosures

The fair values of the Company's long-term debt were estimated using a bid-side broker quote with respect to the Company’s Senior Secured Discount Notes. This bid-side broker quote with respect to the Company’s Senior Secured Discount Notes was also utilized as the basis to estimate the fair value of the Company’s 16.5% Senior Unsecured Notes and 18% Senior Unsecured Notes.

The carrying amounts and estimated fair values of the Company's long-term debt were (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured discount notes, net	$699,036	$543,750	$629,759	$180,000
16.5% senior unsecured notes (related party), net	163,066	148,617	147,119	49,649
18% senior unsecured notes (related party), net	377,835	349,866	—	—
Notes payable - vendor	114,649	113,913	60,940	60,940
Total debt	$1,354,586	$1,156,146	$837,818	$290,589

Index

Investment in TerreStar Networks

The Company owns an investment in TerreStar Networks (a privately-held subsidiary of publicly-held, TerreStar Corporation and an affiliate of Harbinger) that it accounts for under the cost method. The Company has a Transfer and Exchange Agreement with TerreStar Corporation that allows transferees of the TerreStar Network shares held by the Company (but not the Company itself) to exchange shares of TerreStar Networks for shares of TerreStar Corporation common stock at an exchange ratio of 4.37 shares of TerreStar Corporation common stock per TerreStar Networks share. The carrying amount of the Company’s investment in TerreStar Networks at December 31, 2008 and September 30, 2009 was $7.4 million.

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

The Company recognizes all derivatives as assets or liabilities at fair value with changes in fair value of derivatives reflected as current period income or loss unless the derivatives qualify as hedges of future cash flows and are accounted for as such. The Company did not elect hedge accounting for any derivative contracts during the three and nine month periods ended September 30, 2009 and 2008. As of September 30, 2009 the Company held foreign currency contracts with maturities of less than one year of $1.3 million, for which it recorded an unrealized gain of $0.1 million during the three and nine months ended September 30, 2009. Effective January 1, 2009 certain warrants are accounted for as derivatives. See “Fair Value Measurements” above.

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

Index

Capitalized Interest

Interest associated with the debt incurred to finance construction of the Company’s next generation satellites, launch rockets, and ground stations has been capitalized. Total and capitalized interest is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008
Capitalized interest	$28,271	$19,961	$75,035	$52,541
Interest expense	26,193	8,633	66,179	29,980
Total interest	$54,464	$28,594	$141,214	$82,521

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

A full valuation allowance has been recorded against the Company’s net deferred tax assets. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements. The Company’s policy is to recognize interest and penalties on income tax matters in the income tax provision. The total amounts of interest and penalties recorded in the income tax provision are zero for the three and nine months ended September 30, 2009.

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

Other Comprehensive Loss

Comprehensive loss represents all changes in equity of a business enterprise during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three months ended September 30, 2009 and 2008, comprehensive loss was $38.6 million and $76.7 million, respectively, of which $0.5 million and zero, respectively was attributable to non-controlling interest. For the nine months ended September 30, 2009 and 2008, comprehensive loss was $153.9 million and $150.5 million, respectively, of which $1.0 million and zero, respectively was attributable to non-controlling interest. The difference between net loss and comprehensive loss is due to foreign currency translation.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to the common shareholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted loss per common share reflects the potential dilution for the exercise or conversion of securities into common stock. For the three and nine months ended September 30, 2009 and 2008, options (see Note 4), warrants (see Notes 2 and 3), and unvested restricted stock aggregating 54,431,300, and 27,655,522 shares, respectively, were excluded from the computation of diluted net loss per common share as the effect would have been anti-dilutive.

Index

Recent Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Update No. 2009-01, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification when referring to GAAP in this quarterly report on Form 10-Q for the fiscal period ending September 30, 2009. The adoption of the Codification did not have an impact on the Company’s consolidated results.

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

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1). EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This Issue is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact of EITF 08-1 on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (FASB Update No. 2009-5), which provides amendments to Accounting Standards Codification Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. FASB Update No. 2009-5 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. The amendments are intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The guidance is effective for the first reporting period (including interim period) beginning after issuance. FASB Update No. 2009-5 concerns disclosure only and will not have an impact on the Company’s consolidated financial position or results of operations.

Index

 3. Debt

Debt consisted of the following at the dates indicated (in thousands):

	Face value		Carrying value
	September 30, 2009		September 30, 2009	December 31, 2008
Senior secured discount notes	$750,000		$699,036	$629,759
16.5% senior unsecured notes (related party)	188,580	(1)	163,066	147,119
18% senior unsecured notes (related party)	421,000	(2)	377,835	—
Notes payable - vendor	116,000		114,649	60,940
Note payable - other	—		—	372
	1,475,580		1,354,586	838,190
Less: Current portion	—		—	(372)
Total debt	$1,475,580		$1,354,586	$837,818
(1) Includes $38,580of interest paid-in-kind. (2) Includes $21,000 of interest paid-in-kind.

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

The Senior Secured Discount Notes are secured by substantially all of the Company’s and its subsidiaries’ assets. Upon the occurrence of certain change of control events, each holder of Senior Secured Discount Notes may require the issuers to repurchase all or a portion of its Senior Secured Discount Notes at a price of 101% of the then accreted value, plus, after April 1, 2010, accrued interest.

In April 2008, the beneficial owners of a majority in aggregate principal amount at maturity of the Senior Secured Discount Notes irrevocably waived compliance with any and all provisions of the Senior Secured Discount Notes that would, but for such waivers, require SkyTerra LP to offer to repurchase or to repurchase any of the Senior Secured Discount Notes as the result of a change of control caused by the acquisition of beneficial ownership of voting or nonvoting common stock of SkyTerra by Harbinger or any of their affiliates. Such waivers do not apply to any change of control other than a change of control involving Harbinger or its affiliates. The April 2008 waiver applies to the Harbinger Merger and as a result, the Company does not intend to make any change of control offer following the closing of the Harbinger Merger.

The terms of the Senior Secured Discount Notes require SkyTerra LP and its subsidiaries to comply with certain covenants that restrict some of SkyTerra LP’s and its subsidiaries’ ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in transactions with affiliates. SkyTerra LP and its subsidiaries may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided it maintains a leverage ratio (as defined) of not more than 6 to 1. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result (following certain grace periods), at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to certain grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. SkyTerra LP was in compliance with the covenants of the Senior Secured Discount Notes as of September 30, 2009.

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

Index

The Company separately measured the fair value of the 16.5% Senior Unsecured Notes and the warrants and allocated the total proceeds of $150 million on a pro-rata basis to each. The resulting discount on the 16.5% Senior Unsecured Notes is amortized using the effective interest rate method over the term. Based on these fair value determinations, the allocation of the proceeds to the 16.5% Senior Unsecured Notes and the warrants were $122.8 million and $27.2 million, respectively. The proceeds allocated to the warrants are recognized as a liability, as the Company has determined the warrants are not indexed to the Company’s own stock (see Note 2).

To date, SkyTerra LP has made its scheduled interest payments on the 16.5% Senior Unsecured Notes “in-kind” through the issuance of additional 16.5% Senior Unsecured Notes and the Company currently intends to continue to do so, at least prior to the consummation of the Harbinger Merger. These “in-kind” notes are included in the balance of 16.5% Senior Unsecured Notes on the accompanying balance sheet.

18% Senior Unsecured Notes

In July 2008, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with affiliates of Harbinger, that was amended on January 7, 2009. Pursuant to the amended Securities Purchase Agreement the Company agreed to issue Harbinger up to $500 million aggregate principal amount of 18% Senior Unsecured Notes due July 1, 2013 (the “18% Senior Unsecured Notes”) in four tranches. As amended, the Securities Purchase Agreement provides that the 18% Senior Unsecured Notes bear interest at a rate of 18% per annum, and that, in conjunction with the issuance of the 18% Senior Unsecured Notes SkyTerra will issue to Harbinger warrants to purchase up to an aggregate of 32.5 million shares of voting or non-voting common stock of SkyTerra (at the option of the holder) at an exercise price of $0.01 per share of common stock. Harbinger may not be required to purchase the $100 million of 18% Senior Unsecured Notes it has not already purchased under certain circumstances, including upon the occurrence of a material adverse change.

The fair value of the 32.5 million warrants on January 7, 2009, the date of amendment, was estimated to be $56.6 million based on the differential between the quoted market price of the Company’s common stock on that date and the warrants’ exercise price of $0.01 per share. The amount recorded for the 18% Senior Unsecured Notes was determined to be the difference between the proceeds from the January, April and July 2009 issuances of $150 million, $175 million and $75 million, respectively and the fair value of the warrants allocated to such issuances of $17.0 million, $19.8 million and $8.5 million, respectively. The discount on the 18% Senior Unsecured Notes is amortized using the effective interest rate method over the term.

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

On July 1, 2009 the Company completed the third issuance of the 18% Senior Unsecured Notes in an aggregate principal amount of $75 million. No warrants were issued in conjunction with this issuance.

The Securities Purchase Agreement governing the 16.5% Senior Unsecured Notes and the 18% Senior Unsecured Notes grants to Harbinger the right of first negotiation to discuss the issuance of additional equity securities by the Company in private placement financing transactions. Should the Company and Harbinger not agree on the terms for such a transaction, Harbinger has the right to maintain their percentage ownership interest through pro rata purchases of shares of common stock in issuances to third parties, subject to a number of exceptions. The 16.5% Senior Unsecured Notes and the 18% Senior Unsecured Notes have subsidiary guarantees and covenants similar to those contained in the Senior Secured Discount Notes, with such modifications as appropriate to reflect the financial terms of the 16.5% Senior Unsecured Notes and the 18% Senior Unsecured Notes. The Securities Purchase Agreement also contains more restrictive covenants regarding mergers, consolidation and transfer of assets and restricted payments. The more restrictive covenants, the right of first negotiation and the pre-emptive rights, expire once Harbinger and their affiliates beneficially own less than 5% of the outstanding common stock of the Company or, if earlier, on December 31, 2011.

The terms of the 16.5% Senior Unsecured Notes and the 18% Senior Unsecured Notes require the Company to comply with certain covenants that restrict some of the Company’s corporate activities, including its ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in transactions with affiliates. Noncompliance with any of the covenants

Index

without cure or waiver would constitute an event of default under the 16.5% Senior Unsecured Notes and the 18% Senior Unsecured Notes. An event of default resulting from a breach of a covenant may result (following certain grace periods), at the option of the 16.5% Senior Unsecured Notes and the 18% Senior Unsecured Notes holders, in an acceleration of the principal and interest outstanding. The 16.5% Senior Unsecured Notes and the 18% Senior Unsecured Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. The Company was in compliance with the covenants of the 16.5% Senior Unsecured Notes and 18% Senior Unsecured Notes as of September 30, 2009.

Notes Payable – Vendor

SkyTerra LP has financed$116.0 million of network vendor payments with secured vendor notes payable (Notes Payable - Vendor) that bear interest at LIBOR plus 400 basis points plus a 2% administrative fee. The Notes Payable - Vendor are secured by the network under construction and are payable upon the earlier of December 20, 2010 or ten days prior to shipment of the SkyTerra-2 satellite. The Company has no remaining available credit under the Notes Payable – Vendor at September 30, 2009. The interest rate on the Notes Payable – Vendor was 4.3% as of September 30, 2009. The Company’s outstanding indebtedness also limits its ability to incur additional vendor note payables, except under certain specified circumstances.

In August 2008, the Company issued Vendor Warrants exercisable for 626,002 shares of SkyTerra voting common stock with an exercise price of $10 per share, subject to certain anti-dilution adjustments, with a term of 10 years, vesting on a proportional basis consistent with the utilization of credit under the Notes Payable – Vendor. During the three and nine months ended September 30, 2009, the Company utilized $9.1 million and $40.0 million of credit under the Notes Payable – Vendor, resulting in the vesting of 142,571 and 626,002 Vendor Warrants, respectively during such periods.

The amount recorded for the Notes Payable – Vendor was determined to be the difference between the borrowings and the fair value of the warrants that vested in conjunction with those borrowings. The proceeds allocated to the warrants were recognized as a liability, as the Company determined the warrants were not indexed to the Company’s own stock (see Note 2). The resulting discount on the Notes Payable – Vendor is amortized using the effective interest rate method over the term of the Notes Payable - Vendor. The fair value of the warrants was estimated using a Monte Carlo valuation model. The significant inputs into that model included assumptions regarding the expected amounts and dates of future fund raising activities, the Company’s stock price, the historical volatility of the Company’s stock price, and risk-free rates based on U.S. Treasury security yields.

Future Minimum Debt Payments

Future minimum principal payments as of September 30, 2009 related to the Company’s debt agreements are as follows for the years ending December 31 (in thousands):

2009	$—
2010	116,000
2011	—
2012	—
2013	609,580
Thereafter	750,000
Total future payments	$1,475,580

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

Index

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

As of September 30, 2009, the Company had outstanding awards of 1.6 million shares of restricted stock to executives and board members. Certain of those restricted shares contain vesting based on market conditions. The fair values of the restricted stock grants containing market conditions and deemed service periods were estimated using a Monte Carlo simulation model.

The total equity-based compensation expense related to the SkyTerra equity awards recognized for the nine months ended September 30, 2009 and 2008 was $5.9 million and $4.8 million, respectively, and $1.8 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, unrecognized compensation related to SkyTerra equity-based compensation awards was $8.8 million, and is expected to be recognized over a weighted-average period of 1.8 years.

SkyTerra LP Equity-Based Compensation

SkyTerra LP maintains a unit option incentive plan (SkyTerra LP Unit Option Incentive Plan), that allows for the granting of options and other unit based awards to employees and directors upon approval by the Board of Directors of the general partner of SkyTerra LP. There are 0.7 million SkyTerra LP unit options outstanding as of September 30, 2009, generally held by Canadian SkyTerra LP option holders participating in the Option Exchange, discussed above. No SkyTerra LP Unit Options are expected to be awarded in the future, as all future options will be issued under SkyTerra plans, discussed above.

SkyTerra LP equity-based compensation expense recognized during the nine months ended September 30, 2009 and 2008 was $1.5 million and $4.5 million, respectively, and $0.4 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the unrecognized compensation related to SkyTerra LP equity-based compensation awards was $0.8 million, which will be recognized over a weighted-average period of 0.7 years.

5. Commitments and Contingencies

Harbinger Merger

In connection with the Harbinger Merger, the Company agreed to be bound by a cash expenditure covenant which limits aggregate cash expenditures of the Company during the period September 2009 through March 2010. Under this covenant, the Company may not, except with the prior written consent of Harbinger, make or authorize any capital, operating or cash expenditures, other than capital, operating and cash expenditures that are in the aggregate greater than (i) $108 million in the aggregate for the period September 1, 2009 through December 31, 2009, (ii) $137 million in the aggregate for the period September 1, 2009 through January 31, 2010, (iii) $158 million in the aggregate for the period September 1, 2009 through February 28, 2010 and (iv) $170 million in the aggregate for the period September 1, 2009 through March 31, 2010.

In order to comply with the cash expenditure covenant and closely manage near-term expenditures, the Company has delayed the development of certain projects related to the rollout of next-generation MSS services as well as next generation business systems and next generation core network development. Capital commitments related to the development of next generation services and deployment of an integrated satellite-terrestrial network continue with respect to handset chipsets, air-interface platforms, and satellite base stations. Additional new technology commitments are not expected until such time as it is determined whether the Harbinger Merger will be consummated.

Index

Four stockholder lawsuits, each styled as a class action, have been filed in the Delaware Court of Chancery naming as defendants Harbinger, SkyTerra and SkyTerra's board of directors. These lawsuits challenge the Harbinger Merger, and generally allege that the merger is the result of an unfair process and that the terms of the Harbinger Merger are unfair and coercive to SkyTerra stockholders. As such, the complaints allege that the defendants breached their fiduciary duties to SkyTerra stockholders. SkyTerra believes that each of the aforementioned lawsuits is without merit and intends to vigorously defend these actions. For additional information see “Legal Proceedings”.

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

The Company recognized an impairment loss of $14.1 million to write-off all previously capitalized costs related to the Sea Launch Agreement, including $1.9 million of capitalized interest costs, during the three months ended June 30, 2009. The impairment is recorded within operations and cost of services in the consolidated statement of operations. The capitalized costs were previously included in network construction in progress on the consolidated balance sheet. Sea Launch has asserted that the Company’s termination does not qualify as a “termination for cause” and that the Company is required to pay Sea Launch additional termination fees of $4.4 million. The Company believes it was within its rights to terminate the Sea Launch Agreement for cause, and that, because the agreement was terminated for cause, no termination liabilities are due to Sea Launch. The Company also believes that were the termination deemed a “termination for convenience,” and not for cause, the Company’s termination fees would not exceed $2.4 million.

On June 22, 2009, Sea Launch filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. Although Sea Launch has not initiated an action against the Company there can be no assurance that it will not do so, and the ultimate outcome of any such proceeding and/or realization of any claim is uncertain. As of September 30, 2009, the Company has no recorded assets or liabilities related to Sea Launch or the Sea Launch Agreement.

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

Index

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

Inmarsat Cooperation Agreement

The Company has a Cooperation Agreement relating to the use of L-band spectrum for both mobile satellite service (MSS) and ancillary terrestrial component (ATC) services in North America with Inmarsat Global Limited (“Inmarsat Global”). The Cooperation Agreement addresses a number of regulatory, technology and spectrum coordination matters involving L-band spectrum. Upon receipt of an investment of $100 million in SkyTerra LP by a third party for general corporate purposes and election by SkyTerra LP to trigger certain provisions, SkyTerra LP would be able to expand its trials and deployments to a broadband ATC trial using wider spectrum bandwidths, on a specific designation of combined Inmarsat Global and SkyTerra LP spectrum in a pre-agreed market. Simultaneously upon the election by the Company regarding such an investment, the Company would be required to issue to Inmarsat Global $31.3 million of the Company’s common stock, valued in accordance with terms of the agreement.

The Company has not designated any of the previous qualifying investments as a “triggering investment” by triggering the requisite provisions under the agreement.  The Company is prohibited from issuing equity securities or to elect a “triggering investment” without Harbinger’s consent under the terms of the Harbinger Merger Agreement and Inmarsat is not required to accept any consideration other then equity securities under the Cooperation Agreement.  As a result, the Company may not receive the consent required to enable it to elect a “triggering investment” prior to December 20, 2009, the date upon which the election right terminates.  If such option were to expire unexercised, the Company’s access to additional spectrum coordinated by Inmarsat on specified financial, band plan and operational parameters shall be terminated. The expiration of such option would not affect certain arrangements with respect to improved ATC spectrum operations (as reflected in the pending ATC Modification application with the FCC) as well as additional arrangements that became effective as of the agreement signing date.

Index

Possible Merger and Acquisition of Inmarsat

In addition to being a party to the Harbinger Merger Agreement, the Company remains a party to the Master Contribution and Support Agreement (the “Master Agreement”) and certain other agreements with Harbinger and those agreements remain operative. The Merger Agreement includes limitations on the Company’s operations and capital expenditures as well as its ability to issue equity or debt securities. The Master Agreement provides for the possible combination of the Company and Inmarsat plc ("Inmarsat"), a UK public listed company and a leading provider of global mobile satellite services. The proposed business combination would be structured as an offer (the “Offer”) by the Company for all of the issued and outstanding shares of Inmarsat not owned by Harbinger, and would be subject to the receipt of required regulatory and antitrust clearances. Harbinger have not yet proposed formal terms or structure of a possible offer to SkyTerra or Inmarsat. Harbinger may terminate the Master Agreement at any time and is not obligated to proceed with any business combination transaction involving SkyTerra and Inmarsat.

If Harbinger decides to proceed with the Offer following the receipt of required regulatory approvals, Harbinger would arrange for committed equity and debt financing to fund the Offer. SkyTerra would undertake to use its best efforts to assist Harbinger in obtaining debt financing. To provide equity financing for the Offer, Harbinger may purchase newly issued shares of SkyTerra voting common stock for $2.4 billion in cash or such other amount as Harbinger may determine. The per share purchase price for the newly issued shares will be $10 per share (significantly more than the current trading price of the Company’s common stock) subject to an adjustment ratchet relating to the successful offer price paid for each Inmarsat share. If the offer price for each Inmarsat share is greater or lower than 535 British Pence Sterling then the purchase price for the newly issued SkyTerra shares will increase or decrease proportionately. No offer pricing discussion has taken place with the board of Inmarsat and no determination has been made by SkyTerra or Harbinger as to any appropriate offer price. SkyTerra shareholders other than Harbinger may participate in the equity financing for the Offer through a rights offering of voting common stock of up to $100 million.

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

In August, 2008, at the same time that Harbinger and the Company first filed the applications relating to control of SkyTerra by Harbinger, applications were also filed seeking FCC approval for the transfer of control of Inmarsat from the shareholders of Inmarsat to Harbinger, to effect the combination of the Company and Inmarsat.   The FCC has not yet issued a public notice regarding these applications or otherwise acted on them.

In the event the Harbinger Merger closes, it is probable that the Master Agreement would be of no further legal or practical effect.

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

Index

Future Minimum Commitments

Future minimum payments related to the Company’s commitments (excluding indebtedness) are as follows as of September 30, 2009 for the years ending December 31 (in thousands):

	Leases (a)	Satellite and ground system (b)	Chipset, device and satellite base station subsystem	Launch services	Satellite operational services	Other	Total
2009	$738	$22,357	$8,573	$6,525	$1,309	$8,814	$48,316
2010	3,229	36,596	38,328	58,725	1,884	5,081	143,843
2011	1,670	—	22,311	8,700	1,434	158	34,273
2012	1,402	—	—	—	1,434	158	2,994
2013	1,421	—	—	—	1,434	158	3,013
Thereafter	16,604	—	—	—	16,013	1,737	34,354
	$25,064	$58,953	$69,212	$73,950	$23,508	$16,106	$266,793

(a)       The Company leases office space and computer and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase.

(b) The amounts exclude in-orbit incentives and potential interest.

Litigation and Claims

The Company is periodically a party to other lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the other matters will not have a material adverse effect on the financial position or results of operations of the Company.

Contingencies

From time to time, contingencies may arise in the ordinary course of business activities. The Company recognizes a liability for contingencies when it is probable that future expenditures will be made and expenditures can be reasonably estimated.

6. Income Taxes

The Company and its eligible subsidiaries file a consolidated United States federal income tax return. As a limited partnership, SkyTerra LP is not subject to income tax. SkyTerra is subject to income tax based on its 100% share of SkyTerra LP income or loss. SkyTerra Canada and SkyTerra Corp., are taxed as corporations in Canada. The Company’s effective tax rate differs from the Federal statutory rate, due primarily to operating losses for which, generally, a full valuation allowance has been recognized. As of December 31, 2008, SkyTerra and the consolidated subsidiaries had unused net operating loss (NOL) carry forwards of $203.0 million expiring from 2020 through 2028. Despite NOL carry forwards, the Company may have a future income tax liability due to alternative minimum tax or state or foreign tax requirements.

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

Index

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

The activities previously reported separately as SkyTerra Corporate are corporate services that support both current and next generation activities, including financing, corporate governance, and other activities. In conjunction with the merging of the current and next generation operating activities discussed above, the chief operating decision maker no longer reviews, or requires discrete financial information for SkyTerra Corporate activities. Similar to the current and next generation activities, the Company has determined that SkyTerra Corporate activities no longer qualify as operating segments. As a result, as of September 30, 2009 the Company has only one operating segment.

8. Supplemental Information

The SkyTerra Communications, Inc. legal entity is a holding company whose primary asset is ownership of 100% of the equity interests of SkyTerra LP. Included in the consolidated results of the Company are the results of SkyTerra Communications, Inc. All other results relate to the operations of SkyTerra LP and SkyTerra LP consolidated subsidiaries.

The issuers of the 14.0% Senior Secured Notes, the 16.5% Senior Unsecured Notes, and the 18.0% Senior Unsecured Notes are SkyTerra LP and SkyTerra Finance Co.  The guarantors of such debt are SkyTerra Holdings (Canada) Inc., SkyTerra (Canada) Inc., and all subsidiaries of SkyTerra LP.  The issuer of the Vendor Notes is SkyTerra LP.  SkyTerra Communications Inc. is neither an issuer nor a guarantor of such debt.

SkyTerra Communications, Inc.’s material assets and liabilities as of September 30, 2009, that are not eliminated in consolidation, include $1.6 million of cash and cash equivalents, a $7.4 million investment in TerreStar Networks, and $4.1 million of current liabilities. SkyTerra Communications, Inc. has no revenues and its material expenses for the three and nine months ended September 30, 2009, that are not eliminated in consolidation, includes $6.1 million and $9.9 million of general and administrative expenses, respectively.

9. Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events.  This evaluation was performed through November 6, 2009, the date on which the Company’s financial statements were issued.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding the risk that the conditions to closing contained in the Harbinger Merger Agreement are not satisfied or waived, as well as Company’s capital needs, business strategy, expectations and intentions. The Company urges you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect the Company’s current views with respect to future events. The Company’s business is subject to numerous risks and uncertainties, including the risks described in Item 1A. “Risk Factors” in this report and in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2008, as well as limitations contained in the Harbinger Merger Agreement. Accordingly, the Company’s actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. The Company disclaims any obligation to publicly update these statements, or disclose any difference between the Company’s actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

All SkyTerra Communications, Inc. (SkyTerra or the Company) operating and development activity is performed through its wholly owned consolidated subsidiary SkyTerra LP. SkyTerra LP is licensed by the United States government and SkyTerra (Canada) Inc. (SkyTerra Canada), a consolidated variable interest entity of SkyTerra LP, is licensed by the Canadian government to operate in the L-band spectrum that has been coordinated for their use. SkyTerra LP holds a 46.4% effective interest in SkyTerra (Canada) Inc. and has determined that it is the primary beneficiary of SkyTerra Canada as a result of its historical and expected future funding of the operations of SkyTerra Canada and as a result of certain agreements between the entities. As such, SkyTerra Canada has been consolidated into the financial results of the Company. References herein to the "Company," include the Company’s subsidiaries, including SkyTerra LP, and also include SkyTerra Canada, and references to the Company’s “satellites,” “spectrum” and “networks,” include the satellites, spectrum and networks of both SkyTerra LP and SkyTerra Canada.

Harbinger Merger

On September 23, 2009 SkyTerra entered into a merger agreement (the "Harbinger Merger Agreement") with Sol Private Corp., Harbinger Capital Partners Master Fund I, Ltd (“Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. (“Special Fund”, and together with Master Fund, “Harbinger”). Under the terms of the Harbinger Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Harbinger will acquire, through the merger of Sol Private Corp. with and into the Company, all of the outstanding common stock of the Company (this transaction will be referred to as the “Harbinger Merger”). SkyTerra will continue as the surviving corporation in the Harbinger Merger. After the Harbinger Merger, SkyTerra will be wholly owned by Harbinger. In the event that the Harbinger Merger is completed, Harbinger has agreed to pay $5.00 in cash per share for each of SkyTerra's outstanding shares of voting and non-voting common stock not held by Harbinger or its affiliates, any subsidiary of SkyTerra or any holders who have perfected and not withdrawn a demand for appraisal rights. In addition, the Harbinger Merger Agreement provides that each outstanding SkyTerra option (other than performance based options) to purchase common stock (whether or not vested or exercisable) will be canceled in exchange for a per share amount in cash equal to the excess, if any, of $5.00 over the per share exercise price of the option. Harbinger has also agreed that each outstanding share of restricted stock (that was not performance based) previously issued by SkyTerra which is outstanding as of the effective time will be canceled in exchange for the right to receive, from the surviving corporation, a per share amount in cash equal to the merger consideration.

The closing of the merger is subject to approval by the holders of a majority of SkyTerra's outstanding voting common stock, and to regulatory approvals, including approval of the FCC, and other closing conditions. It is currently anticipated that the transaction will be consummated in late 2009 or early 2010, although certain shareholders are seeking to enjoin the consummation of the merger. Harbinger owns shares constituting approximately 46% of the voting power of SkyTerra's voting common stock (as well as warrants and shares of SkyTerra’s nonvoting common stock which are convertible into or exercisable for shares of SkyTerra’s voting common stock under certain circumstances), and has agreed to vote its shares in favor of the merger. Upon

Index

completion of the proposed merger, SkyTerra’s common stock will no longer be publicly traded or quoted on the Over-the-Counter Bulletin Board, and will be deregistered under the Securities Exchange Act of 1934, as amended. The agreement governing the terms of the Harbinger Merger was filed as exhibit 2.1 to the Company’s current report on 8-K filed with the SEC on September 23, 2009.

Regulatory Approvals Relating to Harbinger Merger

Under the Communications Act, the Company and Harbinger may not complete the Harbinger Merger unless they have first obtained FCC consent authorizing a transfer of control of the Company's FCC licenses to Harbinger and authorizing up to 100% ownership of the Company by Harbinger. On August 22, 2008, Harbinger and the Company filed applications with the FCC requesting such authorizations. The applications have been amended from time to time, including an amendment filed on October 5, 2009, that among other things informed the FCC that the proposed transfer of control will be implemented pursuant to the Harbinger Merger. Although the applications are subject to public comment and objections from third parties, the formal comment period closed on June 18, 2009. No comments or objections were filed other than a request, which the Company believes is routine in such matters, from the U.S. Department of Justice, with the concurrence of the U.S. Department of Homeland Security (the “Executive Branch Agencies”), asking that the FCC defer action on the applications until the Executive Branch Agencies have completed their review of the applications for any national security, law enforcement, and public safety issues. There can be no assurance that the applications will be granted and it is uncertain when the FCC will complete its processing of the applications. Upon obtaining FCC consent, Harbinger will also be able to exchange some of the shares of the Company’s nonvoting common stock that it owns for shares of voting common stock as well as exercise certain warrants for shares of the Company’s voting common stock.

On July 23, 2009, the Company filed a notice with the U.S. Department of Justice's Antitrust Division under the Hart-Scott-Rodino Act (the “HSR Act”) in connection with Harbinger’s acquisition of shares of the Company. On August 24, 2009, the waiting period under the HSR Act expired.

On July 15, 2009 Harbinger and the Company filed a joint voluntary notice with the Committee on Foreign Investment in the United States (CFIUS) requesting CFIUS to find that transactions that would result in Harbinger holding a majority of the voting shares in SkyTerra are not “covered transactions” as that term is defined in CFIUS regulations and that, accordingly, they are not subject to review for determination of their impact on national security. On August 21, 2009, the Department of Treasury (as chair of CFIUS) informed Harbinger and the Company that CFIUS had determined that the Transaction was not a covered transaction. As a result of this determination transactions that would result in Harbinger holding a majority of the voting shares in SkyTerra, including the Harbinger Merger are not, and will not be, subject to review by CFIUS.

L-band Spectrum and Ancillary Terrestrial Component

SkyTerra LP (United States) and SkyTerra Canada (Canada) are licensed by their respective governments to operate both current and next generation satellite systems in spectrum in the 1.5 and 1.6 GHz frequency band (the “L-band”) which has been coordinated for their use. This spectrum is positioned between the frequencies used by terrestrial wireless providers. SkyTerra LP and SkyTerra Canada have coordinated approximately 30 MHz of this spectrum throughout the United States and Canada and this coordinated spectrum covers a total population of over 330 million. The Company plans to use this spectrum for both satellite and terrestrial service in operating its next generation integrated satellite-terrestrial network. SkyTerra LP holds an ancillary terrestrial component (ATC) authorization that permits the use of its L-band satellite frequencies in the operation of an advanced, integrated satellite and terrestrial hybrid network capable of providing wireless broadband on a fixed, portable and fully mobile basis in the United States.

Next Generation Network and Business and Strategic Alternatives

The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. The Company plans to launch two new satellites, SkyTerra-1 and SkyTerra-2, which will serve as the foundation of its next generation network. The Company’s launch window for SkyTerra 1 with International Launch Services (ILS) is based on the delivery schedule projected by the satellite manufacturer, Boeing Satellite Systems (Boeing) and is scheduled to be August 2010 through October 2010.  The Company is in the process of filing a request with the U.S. Federal Communications Commission (FCC) to extend its satellite launch milestone date outlined in its authorization for the launch of its SkyTerra-1 satellite to be consistent with this window. While there

Index

can be no assurances, the Company believes the FCC will support this change in launch window and the related launch milestone modification. The launch of SkyTerra-2 is expected to occur in the fourth quarter of 2010 or the first quarter of 2011, within its required regulatory milestones.

Using an all-Internet Protocol, open architecture, the Company believes its next generation integrated network will provide significant advantages over existing wireless networks. Such potential advantages include higher data speeds, lower costs per bit, flexibility to support a range of custom IP applications and services, and added communications flexibility in the event terrestrial services are unavailable or interrupted. The Company’s current business plan envisions a “carrier’s carrier” wholesale model whereby strategic partners and other wholesale customers can use the Company’s network to provide differentiated broadband services to their subscribers. The Company’s planned open network will allow distribution and other strategic partners to have open network access to create a variety of custom applications and services for consumers.

The Company anticipates that its United States and Canadian nationwide spectrum holdings and strategy to deploy a wireless, all-IP network will, through wholesale customers and other strategic distribution partners, have the potential to provide superior connectivity to an array of devices, satisfy the evolving needs of the industry and capture a greater percentage of the consumer’s total spending on communications services. The potential market opportunity may include participation from large enterprises that have limited access to the wireless services business (potentially including content companies, video service providers, web services firms, consumer electronics companies, enterprise service providers, device and chipset vendors and Internet service providers). Those enterprises have large, loyal customer bases and are exploring opportunities to incorporate broadband wireless connectivity to differentiate and expand their principal service offerings.

While the Company has been focused on a wholesale, “carriers carrier” business model, it has also considered alternative models, including the possibility of partnering with existing operators or new entrants who may view the Company’s assets, including access of up to a potential 46 MHz of spectrum through arrangements contemplated under the cooperation agreement with Inmarsat, and the ability to provide a differentiated, integrated satellite-terrestrial service, as an attractive platform for the delivery of 4G services using traditional models for the distribution of services and content. Such traditional business models may include potential exclusive relationships with existing operating partners and/or new entrants. The Company’s ability to enter into any such partnership is subject to certain approvals under the Harbinger Merger Agreement and the Master Agreement.

In July 2008, SkyTerra received a $500 million funding commitment from Harbinger, of which $400 million has been funded to date. The $500 million funding commitment provides the capital necessary to fund the Company’s business operations through the third quarter of 2010. As such, the Company has been focused on executing one or more strategic alternatives prior to the end of this period of liquidity. In addition to the transaction with Harbinger, the following strategic alternatives have been thoroughly evaluated and considered by the Company, (i) the closing of a potential SkyTerra/Inmarsat combination, (ii) attracting a strategic partner to pursue an integrated satellite-terrestrial ("mobile satellite services-ancillary terrestrial component services" or “MSS-ATC”) opportunity in the North American market, (iii) development of an MSS-only business plan anchored by a core satellite roaming partner, and/or (iv) a sale of SkyTerra. In considering its alternatives, SkyTerra, consistent with its obligations under the Master Agreement, has continued to support Harbinger's activities in connection with the potential SkyTerra/Inmarsat combination.

In connection with the Harbinger Merger, the Company agreed to be bound by a cash expenditure covenant which limits aggregate cash expenditures of the Company during the period September 2009 through March 2010. Under this covenant, the Company may not, except with the prior written consent of Harbinger, make or authorize any capital, operating or cash expenditures, other than capital, operating and cash expenditures that are in the aggregate no greater than (i) $108 million in the aggregate for the period September 1, 2009 through December 31, 2009, (ii) $137 million in the aggregate for the period September 1, 2009 through January 31, 2010, (iii) $158 million in the aggregate for the period September 1, 2009 through February 28, 2010 and (iv) $170 million in the aggregate for the period September 1, 2009 through March 31, 2010. The Master Agreement also includes limitations on the Company’s operations.

In order to comply with the cash expenditure covenant and closely manage near-term expenditures, the Company has delayed the development of certain projects related to the rollout of next-generation MSS services as well as next generation business systems and next generation core network development. Specifically, the near-term operational focus of the Company is the construction and completion of the SkyTerra-1 and SkyTerra-2 satellites, launch of the SkyTerra-1 satellite during the August, 2010 to October, 2010 launch window, development of the Qualcomm and Infineon chipset programs including the associated satellite base station development with Alcatel-

Index

Lucent and Hughes Network Services, and transition of existing customers (including devices and services) on to the next generation satellites. Additional new technology commitments are not expected until such time as it is determined whether the Harbinger Merger will be consummated.

Current Generation Network and Business

The Company currently offers a range of mobile satellite communications services using two nearly identical geostationary satellites that support the delivery of data, voice, fax and dispatch radio services to a number of vertical markets in the United States and Canada. End users of the Company’s mobile satellite services operate at sea, on land and in the air, and customers use various services including satellite bandwidth and power capacity, telephony, data, and dispatch services. Penetration is highest in markets where terrestrial wireless infrastructure is cost-prohibitive or non-existent, where point-to-multipoint services such as voice dispatch are essential for ongoing operations, or where network availability is a critical requirement for service. The Company expects it will generate revenue through at least the end of 2012 from its current generation services, although such revenue in itself will not be sufficient to develop the Company’s next generation MSS services. The Company is developing plans for the potential transition of certain current customers to the next generation satellite network and continuing to support certain current generation communications ground segments and mobile data system network terminals on the next generation network by emulating these services over the next generation system.

Corporate Activity

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

GMR1-3G Satellite Enabled Mobile Chipsets and Base Transceiver Subsystems

On March 31, 2009, the Company entered into an agreement with Infineon Technologies AG, (Infineon), for the design and development of a multi-standard mobile platform based on Infineon’s innovative software-defined-radio (SDR) technology which would be compatible with the base station subsystem being developed for the Company by Hughes Network Systems (Hughes). This SDR chipset technology will enable satellite-terrestrial handsets to operate with multiple cellular and satellite-based communications technologies including GSM, GPRS, EDGE, WCDMA, HSDPA, HSUPA and GMR-2G/3G. On the same date, in conjunction with the Infineon agreement, the Company entered into an agreement with Hughes for additional software development work that will, with the existing Hughes base station subsystem agreement, allow Hughes to deliver the full base station subsystem development required with respect to the GMR1-3G air interface to be included in connection with the Infineon SDR technology. The non-recurring expenses incurred in connection with the Infineon and Hughes development efforts will be shared with TerreStar Networks and, potentially, with other operators if such operators enter into similar arrangements with Infineon and Hughes.

Index

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

Inmarsat Cooperation Agreement

The Company has a Cooperation Agreement relating to the use of L-band spectrum for both mobile satellite service (MSS) and ancillary terrestrial component (ATC) services in North America with Inmarsat Global Limited (“Inmarsat Global”). The Cooperation Agreement addresses a number of regulatory, technology and spectrum coordination matters involving L-band spectrum. Upon receipt of an investment of $100 million in SkyTerra LP by a third party for general corporate purposes and election by SkyTerra LP to trigger certain provisions, SkyTerra LP would be able to expand its trials and deployments to a broadband ATC trial using wider spectrum bandwidths, on a specific designation of combined Inmarsat Global and SkyTerra LP spectrum in a pre-agreed market. Simultaneously upon the election by the Company regarding such an investment, the Company would be required to issue to Inmarsat Global $31.3 million of the Company’s common stock, valued in accordance with terms of the agreement.

The Company has not designated any of the previous qualifying investments as a “triggering investment” by triggering the requisite provisions under the agreement.  The Company is prohibited from issuing equity securities or to elect a “triggering investment” without Harbinger’s consent under the terms of the Harbinger Merger Agreement and Inmarsat is not required to accept any consideration other then equity securities under the Cooperation Agreement.  As a result, the Company may not receive the consent required to enable it to elect a “triggering investment” prior to December 20, 2009, the date upon which the election right terminates.  If such option were to expire unexercised, the Company’s ability to access additional spectrum coordinated by Inmarsat on specified financial, band plan and operational parameters shall be terminated. The expiration of such option would not affect certain arrangements with respect to improved ATC spectrum operations (as reflected in the pending ATC Modification application with the FCC) as well as additional arrangements that became effective as of the agreement signing date.

Possible Merger and Acquisition of Inmarsat

In addition to being a party to the Merger Agreement, the Company remains a party to the Master Contribution and Support Agreement (the “Master Agreement”) and certain other agreements with Harbinger. These agreements, including the limitation on the Company’s operations, and its ability to raise equity or debt capital remain operative. The Master Agreement provides for the possible combination of the Company and Inmarsat plc ("Inmarsat"), a UK public listed company and a leading provider of global mobile satellite services. The proposed business combination would be structured as an offer (the “Offer”) by the Company for all of the issued and outstanding shares of Inmarsat not owned by Harbinger, and would be subject to the receipt of required regulatory and antitrust clearances. Harbinger has not yet proposed formal terms or structure of a possible offer to SkyTerra or Inmarsat. Harbinger may terminate the Master Agreement at any time and is not obligated to proceed with any business combination transaction involving SkyTerra and Inmarsat.

If Harbinger decides to proceed with the Offer following the receipt of required regulatory approvals, Harbinger would arrange for committed equity and debt financing to fund the Offer. SkyTerra would undertake to use its best efforts to assist Harbinger in obtaining debt financing. To provide equity financing for the Offer, Harbinger may purchase newly issued shares of SkyTerra voting common stock for $2.4 billion in cash or such other amount as Harbinger may determine. The per share purchase price for the newly issued shares will be $10 per share (which is significantly more than the current trading price of the Company’s common stock) subject to an adjustment ratchet relating to the successful offer price paid for each Inmarsat share. If the offer price for each

Index

Inmarsat share is greater or lower than 535 British Pence Sterling then the purchase price for the newly issued SkyTerra shares will increase or decrease proportionately. No offer pricing discussion has taken place with the board of Inmarsat and no determination has been made by SkyTerra or Harbinger as to any appropriate offer price. SkyTerra shareholders other than Harbinger may participate in the equity financing for the Offer through a rights offering of voting common stock of up to $100 million.

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

In August, 2008, at the same time that Harbinger and the Company first filed the applications relating to the control of SkyTerra by Harbinger, applications were also filed seeking FCC approval for the transfer of control of Inmarsat from the shareholders of Inmarsat to Harbinger, to effect the combination of the Company and Inmarsat.   The FCC has not yet issued a public notice regarding these applications or otherwise acted on them.

In the event the Harbinger Merger closes, it is probable that the Master Agreement would be of no further legal or practical effect.

ATC Modification Application

In November 2005, the Company filed an application to modify its ATC license to take advantage of changes in the FCC’s technical ATC rules. In December 2008, the Company amended the ATC modification application pursuant to the flexibility accorded in the Cooperation Agreement with Inmarsat. In April 2009, the FCC issued a letter order dismissing the amended ATC modification application without prejudice to refiling, for the alleged failure to provide sufficient information to demonstrate compliance with certain of the FCC’s rules. The Company refiled the application with additional information responsive to the FCC’s letter on April 29, 2009, and the FCC issued a public notice of the filing on June 5, 2009. On July 23, 2009, the Company filed reply comments to three parties that raised objections to the FCC granting the application. One of those parties, the GPS Council, subsequently withdrew its comments. The FCC has not yet acted on the Company’s application.

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

L-band Coordination

The Company continues dialogue with other MSS operators who operate systems in adjacent spectrum in the L-band with the objective of rearranging respective spectrum assignments to create contiguous blocks of spectrum, and in some instances enabling the Company to access additional spectrum for the benefit of the Company and its strategic partners. The consummation of agreements of this nature could result in significant time, effort and cost. The likelihood or timing of reaching such agreements is uncertain. On August 13, 2009, the Company filed an application to reuse certain frequencies currently assigned to two Mexican satellites (the “Reuse Application”) in order to operate the Company’s next generation satellites.  The FCC solicited comments on the Reuse Application.  While the Company believes it has made a persuasive case that reuse should be permitted, there can be no assurance of any specific result from the FCC or the timing of any result.  Coordination negotiations are ongoing, however, and if successfully concluded would render the Reuse Application moot.

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

Index

The Company recognized an impairment loss of $14.1 million to write-off all previously capitalized costs related to the Sea Launch Agreement, including $1.9 million of capitalized interest costs, during the three months ended June 30, 2009. Sea Launch has asserted that the Company’s termination does not qualify as a “termination for cause” and that the Company is required to pay Sea Launch additional termination fees of $4.4 million. The Company believes it was within its rights to terminate the Sea Launch Agreement for cause, and that, because the agreement was terminated for cause, no termination liabilities are due to Sea Launch. The Company also believes that were the termination deemed a “termination for convenience,” and not for cause, the Company’s termination fees would not exceed $2.4 million.

On June 22, 2009, Sea Launch filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. Although Sea Launch has not initiated an action the Company, there can be no assurance that it will not do so, and the ultimate outcome of any such proceeding and/or realization of any claim is uncertain.

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

Warrants

In accordance with its adoption of a new accounting principle, beginning on January 1, 2009 began evaluating warrants to acquire stock of the Company to determine if they are indexed to the Company’s own stock. Warrants indexed to the Company’s own stock may not be accounted for as derivative financial instruments if other criteria are not met. Warrants are not indexed to the Company’s own stock if they contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined certain of the warrants it has issued contain such provisions, thereby concluding they were not indexed to the Company’s own stock.

The Company recognizes these warrants not indexed to the Company’s own stock as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for warrants not indexed to the Company’s own stock on January 1, 2009 consisted of the reclassification of $35.1 million from additional paid-in capital to a liability regarding such warrants and the recognition of a $25.4 million decrease in the fair value of the liability as of January 1, 2009, resulting in the net decrease to the opening balance of stockholders’ equity at January 1, 2009 of $9.7 million. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet prior to January 1, 2009 and the amounts recognized in the consolidated balance sheet for such warrants on January 1, 2009. The amounts recognized in the consolidated balance sheet on January 1, 2009 were determined based on the amounts that would have been recognized if liabilities had been recognized for such warrants from their respective issuance dates.

The Company re-measured the fair value of the outstanding warrants not indexed to the Company’s own stock as of March 31, 2009, June 30, 2009 and September 30, 2009, and recorded a gain of $16.8 million and $8.8 million during the three and nine months ended September 30, 2009, respectively, to record the liabilities associated with the warrants at their respective fair values as of September 30, 2009. The Company determined the fair values of these securities using a Monte Carlo valuation model. The significant inputs into that model included assumptions regarding the expected amounts and dates of future fund raising activities, the Company’s stock price, the historical

Index

volatility of the Company’s stock price, and risk-free rates based on U.S. Treasury security yields. Upon announcement of the Harbinger Merger, the Company’s stock price, a significant input in the warrant valuation model, increased significantly. However, if such a merger were to be consummated, the Harbinger 2008 warrants and the Vendor Warrants would be converted to a right to receive, in cash, $5 per warrant upon exercise and remittance to the Company of the $10 exercise price per warrant. Such warrants continue to be subject to downward adjustment in the case of application of the warrant’s antidilution provisions, if any.

To value the Harbinger 2008 warrants and the Vendor Warrants as of September 30, 2009, the Company estimated the likelihood of merger consummation using observable market data (trading share price versus Harbinger Merger offer price), and utilized the last observed Company stock price prior to the merger announcement as inputs to the valuation model.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Update No. 2009-01, which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification when referring to GAAP in this quarterly report on Form 10-Q for the fiscal period ending September 30, 2009. The adoption of the Codification did not have an impact on the Company’s consolidated results.

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

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1). EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This Issue is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact of EITF 08-1 on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (FASB Update No. 2009-5), which provides amendments to Accounting Standards Codification Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. FASB Update No. 2009-5 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. The amendments are intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The guidance is effective for the first reporting period (including interim period) beginning after issuance. FASB Update No. 2009-5 concerns disclosure only and will not have an impact on the Company’s consolidated financial position or results of operations.

Index

Results of Operations

Comparison of the three and nine months ended September 30, 2009 and 2008

Revenues

The following table sets forth revenues and percentage changes for the periods indicated (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
Revenues
Capacity	$4,581	$3,008	52%	$11,335	$9,400	21%
Telephony	2,430	3,423	(29)%	8,678	9,772	(11)%
Data	693	921	(25)%	2,126	2,720	(21)%
Equipment	1,052	1,867	(44)%	3,584	4,252	(15)%
Other	246	231	6%	659	706	(7)%
Total revenues	$9,002	$9,450	(5)%	$26,382	$26,850	(2)%

Capacity

The Company provides bandwidth and power to certain customers who implement and operate their own networks. The specified bandwidth and power is generally customer dedicated once purchased and is not subject to other sale or preemption by SkyTerra LP except for emergency purposes. Capacity customers generally operate under contractual arrangements ranging from short-term (month-to-month) to end of current satellite life in length. These contracts do not generally provide for annual increases or variable revenues. Capacity revenues for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, increased due to sales of bandwidth to existing customers, primarily originating in the second quarter of 2009.

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

The following table sets forth telephony subscribers, quarterly subscriber changes, and average monthly revenue per subscriber unit (“ARPU”):

	Three and Nine Months ended September 30,
	2009	ARPU	2008	ARPU	Change Subscribers	Change ARPU
Total subscribers, January 1	19,014		19,866		(4.3)%
Additions	256		548		(53.3)%
Deletions	(792)		(443)		78.8%
Total subscribers, March 31	18,478	$49.73	19,971	$52.56	(7.5)%	(5.4)%
Additions	836		597		40.0%
Deletions	(611)		(1,421)		(57.0)%
Total subscribers, June 30	18,703	$51.73	19,147	$54.52	(2.3)%	(5.1)%
Additions	246		905		(72.8)%
Deletions	(714)		(768)		(7.0)%
Total subscribers, September 30	18,235	$54.39	19,284	$58.91	(5.4)%	(7.7)%

Index

Telephony revenues for the three and nine months ended September 30, 2009, as compared to the same period in 2008, decreased due to a decline in ARPU and a decline in the average number of subscribers.

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

Data revenues for the three months ended September 30, 2009, as compared to the same period in 2008, decreased due to a decrease of 18% in the average number of subscribers, which was partially offset by a 3% increase in ARPU. Data revenues for the nine months ended September 30, 2009, as compared to the same period in 2008, decreased due to a decrease of 16% in the average number of subscribers and a decrease of 7% in ARPU.

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

Equipment sales during the three and nine months ended September 30, 2009 decreased as compared to the same periods in 2008 due to decreased sales of mobile terminals in the first and third quarters of 2009 as compared to the same periods in 2008, partially offset by increased sales of mobile terminals in the second quarter of 2009 as compared to the second quarter of 2008.

Operating Expenses

The table below sets forth the Company’s operating expenses (excluding cost of equipment sold) and percentage changes for the periods indicated (in thousands).

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
Cost of equipment sold	$1,122	$1,549	(28)%	$3,526	$3,451	2%
Operations and cost of services (exclusive of depreciation and amortization)	8,997	9,474	(5)%	45,987	23,082	99%
Sales and marketing	2,005	1,668	20%	6,536	6,412	2%
Research and development (exclusive of depreciation and amortization)	5,569	3,937	41%	13,944	11,191	25%
General and administrative	12,208	9,833	24%	28,376	25,727	10%
Depreciation and amortization	8,358	8,268	1%	24,981	24,546	2%
Total operating expenses	$38,259	$34,729	10%	$123,350	$94,409	31%

Index

Cost of Equipment Sold

The cost of equipment sold is comprised of the cost of equipment purchased for resale. The Company does not manufacture any of its own equipment. Also included in cost of equipment sold are the costs of warehousing and warehousing services. Cost of equipment sold decreased during the three months ended September 30, 2009, as compared to the same period in 2008 due to decreased sales of mobile terminals. Cost of equipment sold increased slightly during the nine months ended September 30, 2009, as compared to the same period in 2008 due to increased sales of mobile terminals in the second quarter of 2009 as compared to the second quarter of 2008, offset by decreased sales of mobile terminals in the first and third quarters of 2009 as compared to the same periods in 2008.

Operations and Cost of Services

Operations and cost of service expenses include compensation costs of network operations employees, and the other expenses related to the operation of the network, costs of telemetry, tracking, and control and facility costs. On May 19, 2009, SkyTerra LP provided notice of termination for anticipatory material breach of its Launch Services Agreement (the “Sea Launch Agreement”) with Sea Launch regarding SkyTerra-2. As a result, during the three months ended June 30, 2009, the Company recognized an impairment loss of $14.1 million to research and development to write-off all previously capitalized costs related to the Sea Launch Agreement, including $1.9 million of capitalized interest costs. Operations and cost of services expenses decreased during the three months ended September 30, 2009, as compared to the same period in 2008, due primarily to a reduction in costs associated with the engineering of chipsets for next generation network devices, which were partially offset by increased compensation costs and staffing. Operations and cost of services expenses increased during the nine months ended September 30, 2009, as compared to the same period in 2008, due primarily to the $14.1 million impairment loss related to the Sea Launch Agreement. The remainder of the increase was attributable to increased costs associated with the engineering of chipsets for next generation network devices, and increased compensation costs and staffing. Those increases were partially offset by a decrease in equity-based compensation due to the recognition of additional equity-based compensation expense in the first quarter of 2008 resulting from the February 2008 modifications to outstanding options.

Sales and Marketing

Sales and marketing expenses include the compensation of sales and marketing employees, and the cost of advertising, marketing and promotion.

Sales and marketing expenses increased during the three months ended September 30, 2009, as compared to the same period in 2008 due primarily to increased compensation costs and staffing. Sales and marketing expenses increased slightly during the nine months ended September 30, 2009, as compared to the same period in 2008 due to decreased compensation costs and staffing, offset by an increase in equity-based compensation. The net increase in equity-based compensation during the nine months ended September 30, 2009, as compared to the same period in 2008, was due to additional expense in the second quarter of 2009 due to accelerated vesting of an executive’s options upon termination, partially offset by the recognition of additional equity-based compensation expense in the first quarter of 2008 resulting from the February 2008 modifications to outstanding options.

Research and Development

Research and development expenses include the compensation costs of employees working on next generation products and services, and other development costs of the next generation network.

Research and development expenses increased during the three and nine months ended September 30, 2009, as compared to the same periods in 2008, due to increased third-party consulting expenses related to the development of operational and business support systems for the next generation network.

General and Administrative

General and administrative expenses include the compensation costs of finance, legal, human resources employees and other corporate costs.

General and administrative expenses increased during the three and nine months ended September 30, 2009, as compared to the same periods in 2008, due to the incurrence of professional fees related to the Harbinger Merger during the third quarter.

Index

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization expenses did not fluctuate significantly during the three and nine months ended September 30, 2009, as compared to the same periods in 2008.

Other Income and Expenses

The following table sets forth other income and expenses for the periods indicated (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
Interest income	$101	$1,265	(92)%	$693	$6,213	(89)%
Interest expense	(26,193)	(8,633)	203%	(66,179)	(29,980)	121%
Impairment of investment in TerreStar Networks	—	(42,881)	100%	—	(59,675)	100%
Change in fair value of warrants	16,781	—	100%	8,832	—	100%
Other income (expense)	544	(1,578)	(134)%	860	(715)	(220)%
Benefit for income taxes	—	298	(100)%	—	758	(100)%
Total other expenses	$(8,767)	$(51,529)	(83)%	$(55,794)	$(83,399)	6%

Interest Income

Interest income is interest earned on cash, cash equivalents, restricted cash and short-term investments. Interest income decreased during the three and nine months ended September 30, 2009, as compared to the same periods in 2008 due to the decrease of the average cash, cash equivalents, and short-term investments balances, and a significant decrease in yields.

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

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008
Capitalized interest	$28,271	$19,961	$75,035	$52,541
Interest expense	26,193	8,633	66,179	29,980
Total interest	$54,464	$28,594	$141,214	$82,521

Total interest increased during the three and nine months ended September 30, 2009, as compared to the same period in 2008, due to increased debt balances, generally through the issuance of 18% Senior Unsecured Notes in the total amount of $400 million in January, April, and July 2009. In addition, interest on the 16.5% Senior Unsecured Notes was paid in kind, thereby also increasing debt balances.

Impairment of investment in TerreStar Networks

During the three and nine months ended September 30, 2008, the Company recorded a write-down of its investment in TerreStar Networks as the Company determined the TerreStar Networks investment had become other-than-temporarily impaired.

Index

Change in fair value of warrants

Beginning on January 1, 2009, the Company recognizes certain warrants as liabilities at their respective fair values on each reporting date. The estimated fair values fluctuate based on the changes in fair value estimated inputs, including changes in the price of the Company’s common stock.

Upon announcement of the Harbinger Merger, the Company’s stock price, a significant input in the warrant valuation model, increased significantly. However, if such a merger were to be consummated, the Harbinger 2008 warrants and the Vendor Warrants would be converted to a right to receive, in cash, $5 per warrant upon exercise and remittance to the Company of the $10 exercise price per warrant. Such warrants continue to be subject to downward adjustment in the case of application of the warrant’s antidilution provisions, if any.

To value the Harbinger 2008 warrants and the Vendor Warrants as of September 30, 2009, the Company estimated the likelihood of merger consummation using observable market data (trading share price versus Harbinger Merger offer price), and utilized the last observed Company stock price prior to the merger announcement as inputs to the valuation model.

Benefit (Provision) for Income Taxes

The Company’s effective tax rate differs from the Federal statutory rate, due primarily to a full valuation allowance recorded against net operating loss carry-forwards generated in the periods presented.

Index

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash, cash equivalents, short-term investments and accounts receivable. The Company’s primary cash needs are for working capital, capital expenditures, debt service and operating expenses. The Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company has financed its operations to date through the private placement of debt and equity securities (primarily with Harbinger), and vendor financing. The Company’s ability to raise additional debt or equity capital is also subject to a number of restrictions in the Harbinger Merger Agreement and the Master Agreement, as well as the Company’s outstanding debt obligations. Cash payments of interest on the Company’s Senior Secured Discount Notes is scheduled to begin in October 2010, with cash payment of the fully accreted principal due in full in April 2013. Cash payment of interest on the 18% Senior Unsecured Notes is scheduled to begin in July 2011, and cash payment of principal (including the additional notes issued as paid-in-kind interest) is due in full in July 2013. Cash payment of interest on the 16.5% Senior Unsecured Notes is scheduled to begin in June 2012, and cash payment of principal (including the additional notes issued as paid-in-kind interest) is due in full in May 2013.

The Company’s current operating assumptions and projections reflect management’s best estimate of future revenue, operating expenses, and capital commitments (which have recently been revised), and indicate that the Company’s current sources of liquidity (including the January 2010 Harbinger Funding) should be sufficient to fund the Company through the third quarter of 2010. Additional funds will be needed to complete the construction of the next generation integrated network, fund operations, and begin making scheduled cash interest payments on senior indebtedness in the fourth quarter of 2010. The Company’s ability to meet its projections, however, is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate or that the Company will not need to alter its operations if the projections prove inaccurate.

Pursuant to the terms of a funding agreement with Harbinger, the Company has committed financing of $100 million available to it through the sale of one remaining tranche of 18% Senior Unsecured Notes. In the event that the Harbinger Merger is completed, Harbinger will determine how to fund the Company’s cash requirements. In the event that the Harbinger Merger is not completed, Harbinger will be obligated to fund the remaining $100 million of 18% Senior Unsecured Notes, subject to the satisfaction of applicable conditions to such funding.

No assurance can be given that the Harbinger Merger or the January 2010 Harbinger Funding will close. If the Harbinger Merger or the January 2010 Harbinger Funding does not close, and/or other Harbinger funding is not forthcoming, the Company may pursue other means to extend its liquidity and raise capital. Those alternatives may include a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, the renegotiation of vendor payment schedules to defer payments into the future, the postponement of certain discretionary spending, the sale of the Company’s investment in TerreStar Networks Inc. (TerreStar Networks), the sale of other Company assets, or some combination of these actions. Prior to entering into the Harbinger Merger, the Company considered at length other financial and strategic alternatives. In the event that the Harbinger Merger does not close, the Company intends to re-evaluate the financial and strategic alternatives that will be available to it at such time and there can be no assurance that the Company will be able to find alternative financing sources. In addition, the terms of the Company’s current and expected future indebtedness and other contractual arrangements (including those with Harbinger) include significant limitations on additional debt, including amount, terms, access to security, and duration, among other factors, and impose limitations on the structure of strategic transactions, if they permit such transactions at all.

The remaining cost of carrying out the Company’s business plan is significant, and is significantly more than the Company’s currently available and committed resources (including the January 2010 Harbinger Funding). If the Company fails to obtain necessary financing on a timely basis, its satellite construction, launch, or other events necessary to deploy and operate the Company’s next generation network and conduct the Company’s business could be materially delayed, or its costs could materially increase; the Company could default on its commitments to its satellite construction or launch contractors, creditors or other third parties leading to termination of construction or inability to launch the Company’s satellites; and the Company may not be able to complete its next generation integrated network as planned and may have to discontinue operations or seek a purchaser for its satellite business or assets. Further, SkyTerra LP and SkyTerra Canada could lose their FCC licenses, Industry Canada licenses and their international rights if they fail to achieve required performance milestones.

Index

Capital Required for Next Generation Network

The Company estimates the remaining cost to develop and construct the satellite component of its next generation network, including the costs of the two satellites, their launch, launch insurance, and associated ground segment will be significant. The majority of these expenditures are governed by contractual commitments. The Company will require significant additional funds to construct a terrestrial component of the network. The Company estimates the deployment of the terrestrial portion of the network could be a multi-billion dollar undertaking depending on the number of markets deployed, the scope of the terrestrial build within each market, and the service offering. Significant additional funding will be required to fund operations after the launch of the satellites. The state of the economy and the capital markets provide an additional challenge to raise additional funding.

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

Contractual Obligations and Known Future Cash Requirements  Set forth below is information concerning the Company’s known contractual obligations as of September 30, 2009 that are fixed and determinable. The Company leases office space, computers and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase. The Company’s various non-cancelable vendor arrangements (including satellite, launch vehicle, base transceiver subsystems and air interface technology construction), long-term and other debt arrangements, non-cancelable operating leases and agreements with initial terms of greater than one year are as follows as of September 30, 2009, except as noted (in thousands):

	Payments due by period
	Total	2009	1–3 years	3-5 years	More than 5 years
Operating leases (1)	$25,064	$738	$4,899	$2,823	$16,604
Satellite and ground system (2)	180,813	23,613	157,200	—	—
Launch services	73,950	6,525	67,425	—	—
Chipset, device and satellite base station subsystem	69,212	8,573	60,639	—	—
Satellite operational services	23,508	1,309	3,318	2,868	16,013
Senior Secured Discount Notes (4)	1,065,000	—	157,500	210,000	697,500
Senior unsecured notes (related party) (3)(4)	1,134,582	25,638	260,352	848,592	—
Other	16,106	8,814	5,239	316	1,737
	$2,588,235	$75,210	$716,572	$1,064,599	$731,854

(1)      The Company leases office space and computer and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase.

(2) The amounts exclude in-orbit incentives and potential interest.

(3)      Assumes semi-annual interest payments made “in-kind” through the permitted payment “in-kind” period, with cash payment of interest on the 16.5% Senior Unsecured Notes and 18% Senior Unsecured Notes beginning June 2012 and July 2011, respectively.

(4) The amounts include scheduled cash interest payments.

Index

Future Capital Requirements

The Company will need significant additional financing in the future. This additional financing may take the form of the issuance of bonds or other types of debt securities, the issuance of equity securities, loans under a credit facility or a combination of the foregoing. Debt or additional equity financing may not be available when needed, on favorable terms, or at all. Any debt financing the Company obtains may impose various restrictions and covenants on the Company which could limit its ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities. The Company may also be subject to significant interest expense under the terms of any debt the Company incurs. The Company’s ability to raise addition capital is also subject to a number of restrictions in the Company’s existing debt agreements as well as Harbinger Merger Agreement and the Master Agreement. The current economic environment has also made it difficult to raise additional capital and there can be no assurance that market conditions will improve.

Off-Balance Sheet Financing

The Company did not enter into any off-balance sheet arrangements, other than operating leases in the normal course of business during the three and nine months ended September 30, 2009. As of September 30, 2009, the Company does not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flow

Net Cash Used in Operating Activities. During the nine months ended September 30, 2009, as compared to the same period in 2008, net cash used in operating activities increased $13.7 million primarily due to increases in personnel, staffing and related costs, and increased expenses to develop the next generation network.

Net Cash Used in Investing Activities. During the nine months ended September 30, 2009, as compared to the same period in 2008, net cash used in investing decreased due to fewer purchases of investments, fewer payments related to network construction and the payment of estimated taxes related to TMI Delaware in 2008.

Net Cash Provided by Financing Activities. During nine months ended September 30, 2009, as compared to the same period in 2008, net cash provided by financing activities increased. Proceeds from the issuance of the 18% Senior Unsecured Notes of $400 million in 2009 were partially offset by proceeds from the issuance of the 16.5% Senior Unsecured Notes of $150 million in 2008.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The United States dollar is the functional currency for the Company’s consolidated financial statements. The functional currency of the Company’s Canadian subsidiary and joint venture is the Canadian dollar. The financial statements of these entities are translated to United States dollars using period end rates for assets and liabilities, and the weighted average rate for the period for all expenses and revenues. During the normal course of business, the Company is exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the Canadian dollar and the Euro. To reduce the impact of these risks and to increase the predictability of cash flows, the Company uses natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk. When natural offsets are not sufficient, from time to time, the Company enters into certain derivative contracts to buy and sell foreign currencies. The Company’s policies prohibit speculative trading and allows for derivative contracts to be entered into only when a future foreign currency requirement is identified. These contracts generally have durations of less than one year. As of September 30, 2009 the Company held foreign currency contracts with maturities of less than one year of $1.3 million, for which it recorded an unrealized gain of $0.1 million during the three and nine months ended September 30, 2009

Interest Rate Risk

Changes in interest rates affect the fair value of the Company’s fixed rate debt. There is limited active public trading in the Company’s Senior Secured Notes, and there is no public trading in any other of the Company’s debt securities. To determine fair value of these securities, an estimated bid-side broker quote of the Company’s Senior Secured Discount Notes was obtained and was also used as the basis to estimate the fair value of the Company’s 16.5% Senior Unsecured Notes and 18% Senior Unsecured Notes, resulting in an aggregate fair value of $1,042.2 million at September 30, 2009. Based on securities outstanding at September 30, 2009, a 1% increase or decrease in interest rates, assuming similar terms and similar assessment of risk by lenders, would change the estimated fair value by $28.0 million and $27.5 million, respectively at September 30, 2009.

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

The Company has cash flow exposure to changing interest rates on its Vendor Notes because the interest rate for these securities is not fixed. As of September 30, 2009 the Company had $116.0 million outstanding under its Notes Payable - Vendor with interest rates tied to changes in the LIBOR rate. Based on balances outstanding at September 30, 2009, a 1% increase or decrease in interest rates, assuming repayment of the Vendor Note in accordance with scheduled maturities, would change the Company’s annual interest expense by $0.9 million and $1.7 million, respectively at September 30, 2009.

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

After the announcement of the Harbinger Merger, four stockholder lawsuits, each styled as a class action, have been filed in the Delaware Court of Chancery naming as defendants Harbinger, SkyTerra and SkyTerra's board of directors. On October 28, 2009, the Court of Chancery consolidated these actions under the caption, In re SkyTerra Communications, Inc. Shareholder Litigation, Consol. C.A. No. 4987. The consolidated action challenges the Harbinger Merger, and generally alleges, among other things, that the merger is the result of an unfair process and that the terms of the merger are unfair and coercive to SkyTerra stockholders. The consolidated action also alleges that SkyTerra has not held an annual meeting of stockholders since July 25, 2006, and seeks to compel SkyTerra to schedule and hold such an annual meeting. Based on these allegations, the consolidated action generally seeks, among other relief, an order declaring the action to be a class action, declaring that the merger is not entirely fair and is the result of a breach of the defendants' fiduciary duties, granting injunctive relief preliminarily enjoining the merger, compelling SkyTerra to schedule and hold an annual meeting of SkyTerra stockholders, awarding plaintiff and the class appropriate damages, awarding plaintiff costs, including reasonable attorneys' and experts' fees, and granting plaintiff and other members of the purported class such further relief as the court deems just and proper.

SkyTerra believes that the consolidated action is without merit and intends to vigorously defend the action.

Item 1A. Risk Factors

The following risk factors should be read in conjunction with “Risk Factors” included in Item 1A. in the Annual Report on Form 10-K for the year ended December 31, 2008.

Failure of the Harbinger Merger to close could damage the Company’s business.

There are a number of risks and uncertainties relating to the proposed merger between the Company and Harbinger. There can be no assurance that the Harbinger Merger will close, or that it will close in a timely fashion. There can be no assurance that the necessary SkyTerra stockholder approval and requisite regulatory approvals, including approval of the FCC, will be obtained, that the other closing conditions will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Harbinger Merger. Failure of the Harbinger Merger to close, or a delay in its closing, may have a negative impact on the Company’s ability to attract alternative strategic investments, the availability of additional funding sources, and the Company’s ability to implement alternative business plans. Such a delay or failure to close may have significant impact on the Company’s ability to finance ATC operations, capital expenditures and other costs required for the operation of its next generation satellite system. In addition, any delay in completing, or the failure to complete, the Harbinger Merger could have a negative impact on SkyTerra's business, its stock price and its relationships with customers, employees or suppliers. Based on current projections (as well as planned changes in the Company’s developmental efforts) the Company’s available and committed funds (including the January 2010 Harbinger Funding) will provide liquidity for its operations through the third quarter of 2010. In the event the Harbinger Merger or the January 2010 Harbinger Funding does not close, or does not close timely, there can be no assurance that the Company will be able to attract alternative financial or strategic investments before it runs out of capital. The Company’s outstanding debt agreements and other contractual arrangements (including those with Harbinger) restrict the Company’s ability to raise additional debt or equity capital. Furthermore, pending the closing of the Harbinger Merger, SkyTerra is subject to a number of restrictions on its business activities, including the development of its next generation network and certain other actions will require Harbinger's approval.

Index

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
2.1

Agreement and Plan of Merger, dated as of September 23, 2009, by and among Harbinger Capital Partners Master Fund I. Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Sol Private Corp. and  SkyTerra Communications, Inc., dated September 23, 2009, which was filed as Exhibit 2.1 to the 8-K report filed on September 23, 2009, and is incorporated herein by reference.

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

Date: November 6, 2009	By:	/s/ Alexander H. Good
Alexander H. Good
Chief Executive Officer and President

Date: November 6, 2009	By:	/s/ Scott Macleod
Scott Macleod
Executive Vice President and Chief Financial Officer