Form 10-K
period 2009-12-31
SKYTERRA COMMUNICATIONS INC
filed 2010-02-26
CIK 756502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the fiscal year ended December 31, 2009, or

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

Registrant’s telephone number, including area code: (703) 390-2700

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2009, was $122,201,770. As of February 22, 2010, there were 49,062,853 shares of our voting common stock and 59,958,499 shares of our non-voting common stock outstanding.

SKYTERRA COMMUNICATIONS INC.

PART I

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect the Company’s current views with respect to future events. Because the Company’s business is subject to numerous risks, uncertainties and other factors, the Company’s actual results could differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include those set forth below under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Actual results may differ from the forward looking statements in this report, and the differences could be substantial. The Company disclaims any obligation to publicly update these statements, or disclose any difference between the Company’s actual results and those reflected in these statements. The factors set forth below under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

Information about Exhibits Included in this Form 10-K

The agreements included or incorporated by reference as exhibits to this Form 10-K are intended to provide you with information regarding their terms and are not to provide any other factual or disclosure information about the Company or the other parties thereto. Certain of the agreements contain representations and warranties by the parties named therein. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Item 1.	Business.

Overview

All SkyTerra Communications, Inc. (“SkyTerra” or the “Company”) operating and development activity is performed through its wholly owned consolidated subsidiary SkyTerra LP. SkyTerra LP is licensed by the United States government and SkyTerra (Canada) Inc. (“SkyTerra Canada”), a consolidated variable interest entity of SkyTerra LP, is licensed by the Canadian government to operate in the L-band spectrum that each has coordinated for its use. References herein to the “Company,” include the Company’s subsidiaries, including SkyTerra LP, as well as SkyTerra Canada, and references to the Company’s “satellites,” “spectrum” and “networks,” include the satellites, spectrum and networks of both SkyTerra LP and SkyTerra Canada.

SkyTerra LP (United States) and SkyTerra Canada (Canada) are licensed by their respective governments to operate both current and next generation satellite systems in the 1.5 to 1.6 GHz frequency band (the “L-band”) spectrum which has been coordinated for their use. This spectrum is positioned between the frequencies used by terrestrial wireless service providers. SkyTerra LP and SkyTerra Canada have coordinated approximately 30 MHz of this spectrum throughout the United States and Canada and this coordinated spectrum covers a total population of over 330 million. The Company plans to use this spectrum for both satellite and terrestrial service in operating its next generation integrated satellite-terrestrial network. SkyTerra LP holds an ancillary terrestrial component (“ATC”) authorization that permits the use of its L-band satellite frequencies in the operation of an advanced, integrated satellite and terrestrial hybrid network capable of providing wireless broadband on a fixed, portable and fully mobile basis in the United States. SkyTerra Canada has submitted an application to Industry Canada for an ATC authorization and the status of this application is pending.

Over the past several years the Company has consummated a series of transactions to acquire additional interests in SkyTerra LP from SkyTerra LP’s other limited partners in exchange for shares of SkyTerra voting and non-voting common stock. As a result, since December 10, 2008, SkyTerra has owned 100% of SkyTerra LP. In addition to SkyTerra LP, SkyTerra owns 10.6% of TerreStar Networks Inc. (“TerreStar Networks”), a subsidiary of TerreStar Corporation.

The Company was incorporated in Delaware in 1985 as International Cogeneration Corporation. SkyTerra has five officers and no other employees. All SkyTerra officers are full-time employees of SkyTerra LP or its subsidiaries.

Pending Harbinger Merger

On September 23, 2009, SkyTerra entered into a merger agreement, as amended, (the “Harbinger Merger Agreement”) with Sol Private Corp., Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Special Fund” and together with Master Fund, “Harbinger”). Under the terms of the Harbinger Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Harbinger will acquire, through the merger of Sol Private Corp. with and into the Company, all of the outstanding common stock of the Company (such transaction referred to as the “Harbinger Merger”). SkyTerra will continue as the surviving corporation in the Harbinger Merger. After the Harbinger Merger, SkyTerra will be a privately held company indirectly wholly owned by Harbinger. Upon the closing of the proposed Harbinger Merger, Harbinger has agreed to pay $5.00 in cash per share for each of SkyTerra’s outstanding shares of voting and non-voting common stock not held by Harbinger or its affiliates, any subsidiary of SkyTerra or any holders who have perfected and not withdrawn a demand for appraisal rights. In addition, the Harbinger Merger Agreement provides that each outstanding SkyTerra option (other than performance based options) to purchase common stock (whether or not vested or exercisable) will be canceled in exchange for a per share amount in cash equal to the excess, if any, of $5.00 over the per share exercise price of the option. Harbinger has also agreed that each outstanding share of restricted stock (that was not performance based) previously issued by SkyTerra which is outstanding as of the effective time of the Harbinger Merger will be canceled in exchange for the right to receive, from the surviving corporation, $5.00 per share. Finally, pursuant to the terms of the Harbinger Merger Agreement, each outstanding Mobile Satellite Ventures LP (“MSV”) phantom unit which is outstanding as of the effective time of the Harbinger Merger will be canceled and be deemed to have been exchanged for 2.82 shares of SkyTerra common stock immediately prior to the effective time. Each holder, including SkyTerra’s directors and officers, receiving shares of common stock in connection with the exchange and cancellation of the phantom units will be entitled to receive $5.00 per share of such common stock.

The closing of the Harbinger Merger is subject to approval by the holders of a majority of SkyTerra’s outstanding voting common stock and the holders of a majority of the shares of SkyTerra’s outstanding voting common stock voted (excluding shares held by Harbinger, Sol Private Corp., any director or officer of SkyTerra, or any of their respective affiliates and shares considered to be held in escrow), and to regulatory approvals, including approval of the U.S. Federal Communications Commission (“FCC”), and other closing conditions. It is currently anticipated that the transaction will be consummated in the first quarter of 2010, following regulatory clearance and stockholder adoption of the Harbinger Merger Agreement. Harbinger owns shares constituting approximately 46% of the voting power of SkyTerra’s voting common stock (as well as warrants and shares of SkyTerra’s non-voting common stock which are convertible into or exercisable for shares of SkyTerra’s voting common stock under certain circumstances). Harbinger has agreed to vote its shares of common stock in favor of the Harbinger Merger. Upon completion of the proposed merger, SkyTerra’s common stock will no longer be publicly traded or quoted on the Over the Counter Bulletin Board, and will be deregistered under the Securities Exchange Act of 1934, as amended.

The Harbinger Merger Agreement includes a number of limitations on SkyTerra’s operations pending consummation of the merger and as a result, the Company has delayed the development of certain projects related to the rollout of its next generation mobile satellite service (“MSS”) services as well as next generation business systems and next generation core network development.

For additional and more detailed information on the transaction with Harbinger, please refer to the proxy statement filed by SkyTerra with the SEC in connection with the proposed transaction.

Next Generation Network

The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. The Company plans to launch two new satellites, SkyTerra-1 and SkyTerra-2, which will serve as the foundation of its next generation network. The Company’s launch window for SkyTerra-1 with International Launch Services (“ILS”) is based on the delivery schedule projected by the satellite manufacturer, Boeing Satellite Systems (“Boeing”) and is scheduled to be August 2010 through October 2010. The Company is in the process of filing a request with the FCC to extend its satellite launch milestone date outlined in its authorization for the launch of its SkyTerra-1 satellite to be consistent with this window. While there are no assurances, the Company believes the FCC will support this change in launch window and the related launch milestone modification. The launch of SkyTerra-2 is expected to occur in the fourth quarter of 2010 or the first quarter of 2011, within its required regulatory milestones.

Using an all-Internet Protocol, open architecture, the Company believes its next generation integrated network will provide significant advantages over existing wireless networks. Such potential advantages include higher data speeds, lower costs per bit, flexibility to support a range of custom IP applications and services, and added communications flexibility in the event terrestrial services are unavailable or interrupted. The Company’s current business plan envisions a “carriers carrier” wholesale model whereby strategic partners and other wholesale customers can use the Company’s network to provide differentiated broadband services to their subscribers. The Company’s planned open network will allow distribution and other strategic partners to have open network access to create a variety of custom applications and services for consumers.

The Company anticipates that its spectrum holdings and strategy to deploy a wireless, all-IP network will, through wholesale customers and other strategic distribution partners, have the potential to provide superior connectivity to an array of devices, satisfy the evolving needs of the industry and capture a greater percentage of the consumer’s total spending on communications services. The potential market opportunity may include participation from large enterprises that have limited access to the wireless services business (potentially including content companies, video service providers, web services firms, consumer electronics companies, enterprise service providers, device and chipset vendors and Internet service providers). Those enterprises have large, loyal customer bases and are exploring opportunities to incorporate broadband wireless connectivity to differentiate and expand their principal service offerings.

While the Company has been focused on a wholesale, “carriers carrier” business model, it has also considered alternative models, including the possibility of partnering with existing operators or new entrants who may view the Company’s assets, including access of up to a potential 46 MHz of L-band spectrum through arrangements contemplated under the cooperation agreement with Inmarsat, and the ability to provide a differentiated, integrated satellite-terrestrial service, as an attractive platform for the delivery of 4G services using traditional models for the distribution of services and content. Such traditional business models may include potential exclusive relationships with existing operating partners and/or new entrants. The Company’s ability to enter into any such partnership is subject to certain approvals under the Harbinger Merger Agreement and the Harbinger Master Contribution and Support Agreement (the “Master Agreement”).

Current Generation Network—Services and Products

The Company currently offers a range of mobile satellite communications services using two nearly identical in-orbit geostationary satellites that support the delivery of data, voice, fax and dispatch radio services to a number of vertical markets in the United States, Canada and Mexico. End users of the Company’s mobile satellite services use various services including satellite bandwidth and power capacity, telephony, data, and dispatch services. Penetration is highest in markets where terrestrial wireless infrastructure is cost-prohibitive or non-existent, where point-to-multipoint services such as voice dispatch are essential for ongoing operations, or where network availability is a critical requirement for service. The Company expects it will generate revenue through at least the end of 2012 from its current generation network services. The Company is developing plans for the potential transition of current customers to the next generation network and planning to support certain current generation network communications ground segments and mobile data system network terminals on the next generation network by emulating these services over the next generation system.

Capacity

The Company provides wholesale satellite capacity to customers who implement and operate their own networks. These customers typically purchase specified amounts of bandwidth and power. The bandwidth and power are dedicated to the customer and are not subject to other sale, or to preemption except for emergency purposes as provided in our authorizations from the FCC and Industry Canada. A majority of these customers access the network for fleet management and asset tracking services.

Telephony

The Company provides voice service to end users, including dispatch service, which provides the wide-area equivalent of “push-to-talk” two-way radio service among users in customer defined groups. Dispatch service facilitates team-based group operations and is highly suited for emergency communications. Telephony customers are acquired through retail dealers or resellers. Retail dealers receive activation fees and earn commissions (generally 8%) on monthly end user fixed access revenues and variable usage revenues. Resellers are under contractual arrangements for their purchase of monthly access and usage, and the reseller manages certain arrangements with the end user, including billing.

Telephony customers are charged fixed monthly access fees and variable usage charges, generally charged by minute of usage, depending on voice plan chosen. A typical customer telephony plan requires monthly access fees that range from $25 to $175 that includes from zero to 2,000 “included” airtime minutes. Each additional minute used over the included minutes is charged at a rate of $0.89 to $1.19.

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

Competition

SkyTerra LP’s current products and services compete with a number of communications services, including existing mobile satellite services offered by Iridium, Globalstar LLC and Inmarsat, fixed satellite services including Very Small Aperture Terminal (“VSAT”) services, terrestrial air-to-ground services, and terrestrial land-mobile and fixed services. Iridium and Globalstar provide voice, data, and paging services via constellations of Low Earth Orbiting satellites that cover the globe. The Iridium and Globalstar systems are more complex and expensive than the Company’s satellite network and offer some advantages over the Company’s voice services such as smaller handheld telephones, global coverage, and in certain circumstances, reduced transmission delay. However, neither company currently offers a commercial satellite dispatch service. Inmarsat’s primary offerings consist of maritime voice, facsimile and data services. The Inmarsat system has higher per minute charges than those charged by the Company for comparable service. Inmarsat’s current generation of satellites, Inmarsat-4, are more powerful than the Company’s current operating satellites. Although Inmarsat’s services are primarily directed to maritime and aviation customer segments, one of Inmarsat’s current generation satellites covers most of North America and is used to provide Inmarsat’s new Broadband Global Area Network service in addition to traditional Inmarsat services. The Company anticipates competition with fixed satellite and terrestrial services will increase as these services are increasingly offered to customers that have historically used mobile satellite services. Competition with terrestrial services will also increase as the Company deploys its next generation services, including wireless broadband offered using ATC.

Spectrum Improvement—Inmarsat Cooperation Agreement

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

•

Provisions for re-banding the parties’ L-band spectrum in North America that provides each party with increased contiguous spectrum bandwidth for their operations. This increased contiguity will occur in a phased approach, with certain phases dependent on the payment of designated amounts to Inmarsat by the SkyTerra Parties, and upon the occurrence of various financial, regulatory and other governmental actions;

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

In addition, upon the achievement of certain events, including regulatory approvals and coordination among other international L-band operators, SkyTerra LP and SkyTerra Canada, would, over time, have the potential for coordinated access for up to 2 x 23 MHz of L-band spectrum (including large blocks of contiguous channels).

During 2009, the Company took several steps to implement the Cooperation Agreement. In March, 2009, the Company refiled its application to modify the terms of its ATC authorization in order to accommodate the terms of the Cooperation Agreement. In December 2009, the Company made payment of $31.25 million in cash to Inmarsat to declare the “effective date” under the Cooperation Agreement, which entitled the Company to maintain certain rights including the extension through September 1, 2011 of the options for additional spectrum band plan phase implementation, strategic trials utilizing certain of Inmarsat’s spectrum, and continued international spectrum cooperation. The Company also facilitated the conclusion of coordination of its system with that of a Russian operator, leading to the Russian Administration notifying the ITU that the systems have completed coordination. The Company pursued, but did not finalize, coordination with the operator in Mexico. Pending a successful coordination agreement with the Mexican operator, the Company filed applications with the FCC and Industry Canada to reuse spectrum allocated to the Mexican operator. On January 29, 2010, Industry Canada granted the Company’s request to reuse in Canada L-band spectrum allocated to the Mexican operator on a no protection non-interference basis pending the conclusion of a coordination agreement with the Mexican operator.

EV-DO Satellite Enabled Mobile Chipsets and Base Transceiver Subsystems

The Company has a 15-year agreement with Qualcomm Incorporated (“Qualcomm”) for the provision by Qualcomm of satellite-enabled mobile chipsets and satellite base station components built upon Qualcomm-adapted EV-DO technology to facilitate the development of mobile devices and network systems for use with the Company’s planned next generation network. A broad range of Qualcomm chipsets, to be available on a mass-market basis, will include satellite and L-band capabilities. Under this agreement, SkyTerra LP and Qualcomm have completed the detailed specifications for the first release of the technology, which will be sufficient to support voice and data services in an integrated, dual mode manner over SkyTerra’s satellites and terrestrial networks, including L-band ATC.

On March 31, 2009, the Company entered into an agreement with Alcatel-Lucent USA Inc. (“Alcatel-Lucent”) to develop, test, and provide a production satellite base station subsystem and to supply such base station subsystem commercial products. This base station subsystem ground infrastructure will be designed to work with Qualcomm-adapted EV-DO technology chipsets. The combination of the base station subsystem and the Qualcomm chipset will form a full communication path and enable communications with a satellite system. The non-recurring expenses incurred in connection with the Alcatel-Lucent development efforts will be shared with TerreStar Networks and potentially with other operators if such operators enter into similar arrangements with Alcatel-Lucent.

GMR1-3G Satellite Enabled Mobile Chipsets and Base Transceiver Subsystems

On March 31, 2009, the Company entered into an agreement with Infineon Technologies AG, (“Infineon”), for the design and development of a multi-standard mobile platform based on Infineon’s innovative software-defined-radio (“SDR”) technology which would be compatible with the base station subsystem being developed for the Company by Hughes Network Systems (“Hughes”). This SDR chipset technology will enable satellite-terrestrial handsets to operate with multiple cellular and satellite-based communications technologies including GSM, GPRS, EDGE, WCDMA, HSDPA, HSUPA and GMR-2G/3G.

Also on March 31, 2009, in conjunction with the Infineon agreement, the Company entered into an agreement with Hughes for additional software development work that will, with the existing Hughes base station subsystem agreement, allow Hughes to deliver the full base station subsystem development required with respect to the GMR1-3G air interface to be included in connection with the Infineon SDR technology. The non-recurring expenses incurred in connection with the Infineon and Hughes development efforts will be shared with TerreStar Networks and, potentially, with other operators if such operators enter into similar arrangements with Infineon and Hughes.

Financing

On July 24, 2008, (and as amended January 7, 2009), SkyTerra, SkyTerra LP, and SkyTerra Finance Co. entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with affiliates of Harbinger, pursuant to which SkyTerra LP and SkyTerra Finance Co. agreed to issue Harbinger up to $500 million aggregate principal amount of 18% Senior Unsecured Notes due July 1, 2013 in four tranches. The proceeds of this funding commitment (not including the potential Fourth Closing Date of the 18% Senior Unsecured Notes (as defined herein)) are expected to fund the Company’s business plan through the third quarter of 2010. As amended, the Securities Purchase Agreement provides that the 18% Senior Unsecured Notes bear interest at a rate of 18% per annum, and that, in conjunction with the issuance of the 18% Senior Unsecured Notes pursuant to the Securities Purchase Agreement, SkyTerra will issue to Harbinger warrants to purchase up to an aggregate of 32.5 million shares of voting or non-voting common stock of SkyTerra (at the option of the holder) at an exercise price of $0.01 per share of common stock.

On January 7, 2009 the Company completed the first issuance of the 18% Senior Unsecured Notes in an aggregate principal amount of $150 million. At closing, the Company issued Harbinger five-year warrants to purchase 7.5 million shares of the Company’s voting or non-voting common stock, at an initial exercise price of $0.01 per share.

On April 1, 2009 the Company completed the second issuance of the 18% Senior Unsecured Notes in an aggregate principal amount of $175 million. At closing, the Company issued Harbinger five-year warrants to purchase 21.25 million shares of the Company’s voting or non-voting common stock, at an initial exercise price of $0.01 per share.

On July 1, 2009 the Company completed the third issuance of the 18% Senior Unsecured Notes in an aggregate principal amount of $75 million. No warrants were issued in conjunction with this issuance.

In the event that the Harbinger Merger is not completed, Harbinger will be obligated to fund the remaining $100 million of 18% Senior Unsecured Notes (the “Fourth Closing Date of the 18% Senior Unsecured Notes”), and the Company will be obligated to issue to Harbinger five-year warrants to purchase 3.75 million shares of the Company’s voting or non-voting common stock at an initial exercise price of $0.01 per share subject to the satisfaction of applicable conditions to such funding. Subsequent to the merger, Harbinger will determine how to fund the Company’s cash requirements and whether to consummate the Fourth Closing Date of the 18% Senior Unsecured Notes.

Possible Merger and Acquisition of Inmarsat

In addition to being a party to the Harbinger Merger Agreement, the Company remains a party to the Master Agreement and certain other agreements with Harbinger. These agreements contain limitations on the Company’s operations, and on its ability to raise equity or debt capital. The Master Agreement provides for the possible combination of the Company and Inmarsat plc (“Inmarsat”), a UK public listed company and a leading provider of global mobile satellite services. The proposed business combination would be structured as an offer by the Company for all of the issued and outstanding shares of Inmarsat not owned by Harbinger, and would be subject to the receipt of required regulatory and antitrust clearances. Harbinger has not yet proposed formal terms or structure of a possible offer to SkyTerra or Inmarsat regarding the possible merger and acquisition of Inmarsat. Harbinger may terminate the Master Agreement at any time and is not obligated to proceed with any business combination transaction involving SkyTerra and Inmarsat. SkyTerra has been advised by Harbinger that Harbinger has determined that any such potential offer for Inmarsat that Harbinger might pursue, if made, would not be pursued pursuant to the terms of the Master Agreement, but instead would be pursued by Harbinger or one of its affiliates directly with Inmarsat after receipt of all regulatory approvals on terms to be determined at such time. In addition, SkyTerra has been advised by Harbinger that neither Harbinger nor its affiliates have any plans to utilize SkyTerra to effect transactions to acquire, or enter into joint ventures with, Inmarsat, pursuant to the Master Agreement or otherwise.

In August, 2008, at the same time that Harbinger and the Company first filed the applications with the FCC relating to the control of SkyTerra by Harbinger, applications were also filed seeking FCC approval for the transfer of control of Inmarsat from the shareholders of Inmarsat to Harbinger in order to effect the combination of the Company and Inmarsat. The FCC has not yet issued a public notice regarding the Inmarsat applications or otherwise acted on them.

SkyTerra has been advised by Harbinger that if the Harbinger Merger Agreement is adopted by the SkyTerra stockholders and the Harbinger Merger is completed, then Harbinger will terminate the Master Agreement in accordance with its terms. However, SkyTerra has also been advised by Harbinger that if the Harbinger Merger Agreement is not adopted by the SkyTerra stockholders, even though Harbinger would not utilize the Master Agreement to acquire Inmarsat, if at all, Harbinger does not intend to terminate the Master Agreement.

Intellectual Property

SkyTerra LP has prepared and filed a significant number of patent applications representing significant depth and breadth of claims related to the commercialization and development of a satellite and terrestrial integrated network. The applications have been filed in both the United States and in several key countries abroad. The Company believes that a next generation integrated network cannot effectively and efficiently be implemented on a commercially viable basis without the benefits of its patent portfolio. The Company is committed to vigorously enforcing and defending the rights afforded through its patents.

The Company currently, and expects to continue to, incorporate licensed patents and unpatented technology and software into existing and planned networks. Certain agreements between the Company and third parties include provisions pursuant to which the Company has or will receive a non-exclusive license to developments including, among other things, technology and related software created by such third parties for use in existing and planned networks. The Company expects to enter into additional agreements in the normal course of business and with strategic partners that will include licenses to third party intellectual property as the next generation network is developed. The Company believes the intellectual property rights and licenses are sufficient in scope and duration for the operation of the business.

TerreStar Networks Inc.

The Company owns 10.6% of TerreStar Networks, which was established to develop, build and operate a next generation satellite system complemented by an ATC in the 2 GHz MSS band (“S-band”). Prior to

September 12, 2008, TerreStar Corporation, the majority parent of TerreStar Networks, owned 29,926,074 million shares of the Company.

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

Employees

As of December 31, 2009, the Company and its consolidated subsidiaries had 181 employees. The Company believes its relationship with employees is good, and no employees are represented by a union. Generally, employees are retained on an at-will basis. The Company has entered into employment agreements with certain key employees. Certain employees have non-competition agreements that prohibit them from competing with the Company for various periods following termination of their employment.

Government Regulation

The mobile satellite communications business of SkyTerra LP is subject to extensive government regulation in the United States and Canada. We are also subject to the securities laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally.

Overview

The operation of our satellite system and our development of a nationwide ATC network is subject in the United States to the rules and regulations of the FCC and in Canada to the rules and regulations of Industry Canada and, to a lesser extent, the Canadian Radio-television and Telecommunications Commission, or CRTC. The FCC acts under authority established by the Communications Act of 1934, as amended (the “Communications Act”), and related federal laws. Among other things, the FCC allocates portions of the radio frequency spectrum to certain services and grants licenses to and regulates individual entities using that spectrum. The FCC also ensures that communications devices comply with technical requirements for minimizing interference and human exposure to radio frequency emissions. Industry Canada acts pursuant to the Radiocommunication Act (Canada) and the Telecommunications Act (Canada). Industry Canada manages the use and allocation of radio spectrum in Canada through the issuance of radio and spectrum licenses. Our satellite system’s access to spectrum is in part also subject to treaty obligations of the United States and Canadian governments, including those contained in the International Radio Regulations of the International Telecommunication Union.

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

Authority to Operate ATC in the United States

In February 2003, the FCC adopted a unanimous ATC Order, giving MSS operators broad authority to use their assigned spectrum to operate an ancillary terrestrial component by deploying cell sites using the same spectrum authorized for satellite operations. In February 2005, the FCC, on another unanimous vote, adopted its

ATC Reconsideration Order, which substantially relaxed the technical restrictions for ATC in the L-band. These decisions establish a set of preconditions (sometimes called “gating criteria”) and technical requirements for ATC operations, as well as an application process for an ATC license. With the February 2005 order, we believe the Company achieved a number of substantial, material improvements to the rules for ATC operations and, as such, gained the opportunity to deploy an ATC network with technical parameters substantially similar to those in other wireless bands, including the PCS spectrum band. The Cooperation Agreement (see Government Regulation—L-band Coordination) provides substantial additional flexibility.

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

Spectrum availability, particularly in the L-band, is a function of not only how much spectrum is assigned to SkyTerra LP by the FCC, but also the extent to which the same L-band frequencies are used by the Company’s satellite system and other satellite systems in the North American region, and the manner of such use. All spectrum use is required to be coordinated with other parties that are providing, or plan to provide, mobile satellite based communications in the same geographical region using the same spectrum.

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

Additionally, the initial international frequency coordination of our system was done for narrowband services and air interfaces. Newer broadband services and air interfaces require larger blocks of contiguous spectrum. While some of our L-band spectrum is already in sufficiently large contiguous blocks to permit the offering of such new formats, we are trying to increase the extent to which our spectrum is contiguous. Our Cooperation Agreement with Inmarsat is a significant step in the process of rebanding to provide for additional contiguity. We would obtain further, substantial benefit from successful negotiations with the Mexican operator and Administration to further reconfigure the L-band spectrum. Pending a successful outcome of negotiations with the Mexico operator and Administration, the Company filed applications with the FCC and Industry Canada to reuse spectrum allocated to the Mexican operator. Industry Canada granted the Company’s application on January 29, 2010, and the FCC has not yet acted. However, while grant of these applications allows SkyTerra to proceed to deploy its services using larger blocks of contiguous spectrum, it may still be necessary to complete coordination negotiations with the Mexican operator and Administration in order to continue to ensure access to these contiguous blocks. It is uncertain whether we will be able to successfully complete such negotiations at a reasonable economic and technical price or be able to otherwise reconfigure the L-band spectrum. The failure to reconfigure the L-band into larger blocks of contiguous spectrum will prevent us from maximizing the efficiency and capacity of our next generation integrated network.

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

Satellite Operations

Our ATC operations are dependent on the continued operation of a satellite system, their integration with the satellite system, and the satellite system’s access to spectrum.

SkyTerra Sub holds a license issued by the FCC to operate an L-band satellite, MSAT-2, at the nominal 101º WL orbital location to provide MSS to the fifty states, Puerto Rico, the Virgin Islands, and United States coastal areas up to 200 miles. The FCC also permits United States licensed satellites such as MSAT-2 to provide service in foreign territories without obtaining additional approval from the FCC.

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

Feeder Links

Feeder links are the frequencies that connect the satellites to large gateway earth stations that are typically interconnected with public networks or, in the case of large users, with private networks. SkyTerra-1 is authorized to use Appendix 30B Ku-band frequencies for feeder links: 10.75-10.95 GHz and 11.2-11.45 GHz (downlink); and 12.75-13.25 GHz (uplink). Our modification application to revise the authorized technical parameters for SkyTerra-1, including requesting authority to operate feeder link spot beams was granted in November 2008. The Company plans to operate four fixed earth stations, two in the United States and two in Canada, in conjunction with SkyTerra-1 and SkyTerra-2. In October 2008, the FCC granted two U.S. earth station applications submitted by SkyTerra Sub, and Industry Canada gave approval to two earth station applications submitted by SkyTerra Corp. The U.S. earth station licenses require that we construct the stations and certify to commencement of operations by May 2010 which coincides with the launch and operate milestone of SkyTerra-1. The Company is in the process of filing a request with the FCC to extend the earth station construction and certification of commencement of operations deadline to coincide with the projected satellite delivery schedule, August 2010 through October 2010. While there are no assurances, the Company believes that the FCC will grant the extension request.

In December 2003, the FCC issued a proposal pertaining to coordination procedures between new fixed earth stations in the Appendix 30B Ku-band and mobile Broadcast Auxiliary Services/Cable Television Relay Service (“BAS/CARS”) licensees that share the band. In this proceeding, the Society of Broadcast Engineers (“SBE”) has argued that it is not possible for an earth station using Appendix 30B Ku-band frequencies to protect mobile BAS/CARS operations in the band. As a solution, SBE proposed that the FCC restrict new earth stations using Appendix 30B Ku-band frequencies used for MSS systems to only areas outside 150 kilometers of the Top 100 TV markets. SkyTerra LP has opposed SBE’s proposal. SkyTerra Sub’s earth station licenses are conditioned on compliance with any earth station requirements adopted in this rulemaking proceeding. In January 2010, the FCC issued an order rejecting SBE’s proposal and establishing coordination procedures for new earth stations and BAS/CARS licensees. Our prior coordination efforts are consistent with the FCC’s newly established coordination procedures.

TT&C

SkyTerra LP also relies on access to certain frequencies to control satellite operation. MSAT-2 is authorized to operate using certain telemetry, tracking, and control (“TT&C”) frequencies in the standard Ku-band. SES Americom operates a satellite at the 101º WL orbital location using standard Ku-band frequencies. SkyTerra LP and SES have an agreement covering MSAT-2 that may require SkyTerra LP to modify our operations or make certain payments to SES if SkyTerra LP’s operations cause interference to those of SES. We do not anticipate any interference in the operations of MSAT-2 and those of SES. Further, this agreement will not be required in connection with the operation of SkyTerra-1 and SkyTerra-2, which do not operate in the standard Ku-band frequencies.

101º WL Replacement Satellite

SkyTerra Sub holds a license issued by the FCC to operate an L-band satellite, SkyTerra-1, on a non-common carrier basis at the nominal 101º WL orbital location to replace MSAT-2. The satellite is licensed to use up to 10 MHz x2 of United States coordinated L-band spectrum for service links and 500 MHz x2 of Appendix 30B Ku-band frequencies for feeder links, subject to successful coordination. The Company must comply with the following FCC milestones for this satellite:

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

As noted above, the current launch window for SkyTerra-1, based on anticipated delivery, is August 2010 through October 2010. The Company is in the process of filing a request with the FCC to extend its satellite launch milestone date outlined in its authorization for the launch of its SkyTerra-1 satellite to be consistent with this window. While there are no assurances, the Company believes the FCC will support this change in launch window and the related launch milestone modification.

In May 2009, the Company filed a satellite modification application seeking authority to use additional air interface protocols. The application is pending. We will need to apply for and receive approval from the FCC to the extent we seek to further modify the satellite parameters from those that we provided in the granted FCC application for SkyTerra-1. We plan to coordinate this satellite with other North American L-band operators.

Relocation of MSAT Satellites

Prior to the launch and operation of our next generation satellites, MSAT-1 and MSAT-2 will need to be moved from their current orbital locations or de-orbited. We have identified orbital locations for the relocation of MSAT-1 and MSAT-2 and in April 2009 the Company executed coordination agreements with the operator of satellites co-located at those orbital locations. The Company will need to obtain the necessary regulatory approvals, submit applicable ITU filings, if any, and coordinate with other affected satellite operators, if any.

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

While the Company anticipates that the U.S. regulatory requirements outlined below will continue to apply without material change, the FCC initiated a broad review of regulatory policies relating to broadband services in August 2009. This review has the goal of issuing a national broadband strategy in March 2010. The broadband strategy may propose new regulations and recommend changes to existing regulations applicable to the provision of wireless broadband service, including ATC, and may, because of its solicitation of comments relevant to wireless innovation and investment, have an indirect impact on other classes of service, such as the Company’s current generation of satellite voice and data services or its next generation of satellite voice and data. As with any other regulatory proposal, the recommendations set forth in the broadband strategy may materially affect the telecommunications industry in general, and our wireless business and that of potential customers in particular.

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

Under this policy, the licensee is considered to retain control of spectrum it leases if the licensee remains responsible for ensuring the lessee’s compliance with the Communications Act and all applicable policies and rules directly related to the use of the spectrum. This responsibility must include maintaining reasonable operational oversight over the leased spectrum so as to ensure that the spectrum lessee complies with all applicable technical and service rules, including safety guidelines relating to radio frequency radiation. In addition, the licensee must retain responsibility for meeting all frequency coordination obligations and resolving interference-related matters, and must retain the right to inspect the lessee’s operations and terminate the lease to ensure compliance. The licensee must also be responsible for all interactions with the Commission, including notification about the spectrum leasing arrangement and all Commission filings required under the license authorization and applicable service rules that are directly related to the use of the leased spectrum.

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

Universal Service Fund—FCC

As a provider of interstate telecommunications services, SkyTerra LP is required to contribute to the FCC’s universal service fund, which supports the provision of affordable telecommunications to high-cost areas, and the provision of advanced telecommunications services to schools, libraries, and rural health care providers. Under the FCC’s current rules, SkyTerra LP is required to contribute a percentage of the end-user telecommunications revenues it derives from the retail sale of interstate telecommunications services. Currently excluded from a carrier’s universal service contribution base are end-user revenues derived from the sale of information and other non-telecommunications services and wholesale revenues derived from the sale of telecommunications. Current rules also do not require that SkyTerra LP imputes to its contribution base retail revenues derived when SkyTerra LP uses its own transmission facilities to provide a service that includes both information service and telecommunications components. The FCC is currently conducting a proceeding which may reform the USF contribution methodology, and in November 2009 solicited comment regarding the relation of universal service to the FCC’s broadband strategy proceeding discussed above. There are no assurances that the FCC will retain the exclusions described herein or its current policy regarding the scope of a carrier’s contribution base. We may also be required to contribute to state universal service programs.

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

Foreign Ownership

The Communications Act restricts the foreign ownership of common carrier radio licenses, which include some of our FCC licenses: (1) the license may not be held by a corporation of which more than 20% of the capital stock is directly owned of record or voted by non-U.S. citizens or entities or their representatives and (2) the license may not be held by a corporation controlled by another corporation (“indirect ownership”) if more than 25% of the controlling corporation’s capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, if the FCC finds that the public interest would be served by the refusal or revocation of such licenses. With the implementation of the Basic Telecommunications Agreement, which was negotiated under the auspices of the World Trade Organization (“WTO”), the FCC presumes that indirect ownership interests in FCC licensees in excess of 25% by non-U.S. citizens or entities from WTO-member countries will serve the public interest. In a September 2006 decision, the FCC granted SkyTerra LP authority to slightly exceed the 25% indirect foreign ownership limit. To comply with the amount of indirect foreign ownership approved by the FCC, we must monitor the extent to which our stock is owned or voted by non-U.S. citizens. The foreign ownership restrictions limit our ability to be owned by non-U.S. citizens absent prior FCC approval. In March 2007, we filed a Petition for Declaratory Ruling with the FCC seeking approval for a new level of indirect foreign ownership for the Company. On January 11, 2008, Harbinger tendered a petition to the FCC seeking expedited action on a declaratory ruling to permit Harbinger to raise their interest in the Company through open market share acquisitions to a level in excess of that previously approved by the FCC. On January 29, 2008, Harbinger tendered to the FCC a petition seeking permanent authority to make the level of acquisitions specified in their January 11 petition. On March 7, 2008, the FCC issued an order granting the March 2007 and January 11, 2008 petitions. On August 24, 2009, the FCC issued an order granting part of the January 29, 2008 petition, and finding that it had granted the remaining part in its March 7, 2008 order. The grant of those petitions was without prejudice to any enforcement action by the FCC for the Company’s possible non-compliance with the foreign ownership rules prior to the grant. There is also no assurance that foreign persons or entities have not acquired or will not acquire additional shares in the Company that may result in our exceeding the level of foreign ownership approved by the FCC and could result in the Company being subject to fines, forfeitures, or revocation of our FCC licenses.

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

Hearing Aid Compatibility (“HAC”)

The FCC is currently studying the feasibility of requiring providers of MSS (including ATC operations) to offer mobile handsets that are compatible with hearing aids. There is no assurance that hearing aid compatibility requirements will not be imposed on existing or future MSS or ATC handsets, or that compliance with such requirements can be done without cost or impact to our network deployment.

700 MHz Proceeding

In an order issued August 10, 2007, establishing service and auction rules governing wireless licensees in the 700 MHz band, the FCC imposed the requirement that the winner of the 700 MHz D Block license would be required to operate a joint broadband network with the nationwide licensee of the public safety broadband spectrum. Among other obligations, the D Block licensee would be required to make available to public safety users at least one handset that includes a seamlessly integrated satellite solution. That handset must be capable of operating both on the 700 MHz public safety spectrum and on the satellite frequency bands and/or systems of the satellite service providers with which the nationwide licensee of the public safety broadband spectrum has contracted for satellite service. The auction, which concluded in 2008, did not result in the licensing of the D Block spectrum. Since then, the FCC has twice invited comments on the requirements applicable to the D Block license, including the satellite handset requirement. We cannot predict whether the FCC will retain this requirement or what impact this decision may have on our business. The FCC is also currently considering whether to waive the current terms of the D-block license in order to allow state and local authorities to build regional networks. The Satellite Industry Association (“SIA”), including SkyTerra, submitted comments to the FCC asking that it include the handset requirement as a condition of any waiver. The FCC has not yet acted on the waiver requests, and there is no assurance it will include the condition requested by SIA.

Net Neutrality

On October 22, 2009, the FCC released a notice of proposed rulemaking, soliciting comment on rules that would implement six principles applicable to all providers of broadband Internet access service. The proposed rules state that, subject to reasonable network management, such a provider (1) may not prevent any of its users from sending or receiving the lawful content of the user’s choice over the Internet, (2) may not prevent any of its users from running the lawful applications or using the lawful services of the user’s choice, (3) may not prevent any of its users from connecting to and using on its network the user’s choice of lawful devices that do not harm the network, (4) may not deprive any of its users of the user’s entitlement to competition among network providers, application providers, service providers, and content providers, (5) must treat lawful content, applications, and services in a nondiscriminatory manner, and (6) must disclose such information concerning network management and other practices as is reasonably required for users and content, application, and service providers to enjoy the protections specified under the Commission’s rules. The FCC’s period for public comment closed on March 5, 2010. Depending on how the FCC defines broadband, and to the extent these proposed rules may apply to broadband services provided over terrestrial wireless or satellite wireless systems, any eventual rules adopted in this proceeding may apply to the Company’s operations. In that case, there can no be assurance that we can meet any of these requirements without cost or impact to our network deployment.

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

SkyTerra Canada is authorized by Industry Canada to operate the MSAT-1 satellite at the 106.5º WL orbital location for the purposes of providing MSS in Canada. The MSAT-1 satellite will remain in this orbital position until the launch of SkyTerra-2, at which point in time we intend to move it to a new orbital position.

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

Approval in Principle for SkyTerra-2 Satellite

On April 5, 2005, Industry Canada issued an approval in principle to SkyTerra Canada to operate the SkyTerra-2 satellite at the 107.3º WL orbital position. This approval in principle requires SkyTerra Canada to meet three important milestones:

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

Approval in Principle for SkyTerra-1 Satellite

On January 20, 2009, Industry Canada granted a request by SkyTerra Canada for an authorization that will allow it to provide MSS services in Canada using the SkyTerra-1 satellite pending the launch of the SkyTerra-2 satellite. It is anticipated that a separate authorization will be issued to SkyTerra Corp. which will allow it to provide MSS services in Canada using the SkyTerra-1 satellite once this satellite is launched.

Authority to Reuse Mexican L-band Spectrum in Canada

On January 29, 2010, Industry Canada granted a request by SkyTerra Canada to reuse in Canada certain L-band spectrum that is currently allocated to Telecomm de Mexico on the SkyTerra-1 and SkyTerra-2 satellites pending the conclusion of a coordination agreement with the Mexican operator and subject to the condition that reuse of this spectrum is permitted only on a no protection non-interference basis. It is anticipated that the authorization that will be issued by Industry Canada to SkyTerra Corp. in relation to the SkyTerra-1 satellite will contain a similar condition permitting the reuse of this L-band spectrum in Canada.

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

Foreign Ownership Restrictions and Transfers of Control—Canada

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

Canada’s Universal Service or “Contribution” Regime

The CRTC has established a revenue based regime for the payment of “contribution.” (Contribution payments are used, in effect, to subsidize local telephone services in high-cost areas of Canada.) Under this regime, all telecommunications service providers (“TSPs”) are required to pay contribution based on a percentage (a rate of 0.81% was applied by the CRTC on a final basis for 2009 and renewed at this level on an interim basis for 2010) of their total “contribution eligible revenues” for the previous year—that is, their total Canadian telecommunications service revenues (“CTSR”), less certain permitted deductions. These permitted deductions include revenues generated from the sale or rental of terminal equipment, revenues from paging services and inter-carrier payments for services purchased from other telecommunications service providers. The CRTC has established a minimum revenue threshold that will trigger the obligation to pay contribution. If the annual CTSR of a TSP and all of its affiliates are less than Cdn $10.0 million, then contribution is not payable in the following year.

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

Item 1A.	Risk Factors.

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

There are a number of risks and uncertainties relating to the proposed merger between the Company and Harbinger. There is no assurance that the Harbinger Merger will close, or that it will close in a timely fashion. There is no assurance that the necessary SkyTerra stockholder approval and requisite regulatory approvals, including approval by the FCC, will be obtained, that the other closing conditions will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Harbinger Merger Agreement. If the Harbinger Merger is not completed for any reason, we will be subject to several risks, including the following: (i) the current market price of SkyTerra common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of SkyTerra generally and a decline in the market price of SkyTerra common stock; (ii) many costs relating to the merger (such as legal, accounting, and a portion of its financial advisory fees) are payable by SkyTerra whether or not the merger is completed; (iii) we would continue to face the risks that we currently face as a independent company, as further described herein. If the Harbinger Merger is not completed, the risks described above may materialize and materially adversely affect our business, financial results, financial condition and stock price.

The Company’s current operating assumptions and projections reflect management’s best estimate of future revenue, operating expenses and capital commitments, and indicate that the Company’s current sources of liquidity should be sufficient to fund the Company only through the third quarter of 2010, creating substantial doubt about the Company’s ability to continue as a going concern. In the event the Harbinger Merger does not close, or does not close in a timely fashion, there is no assurance that the Company will be able to attract alternative financial or strategic investments before it runs out of capital.

The terms of the Harbinger Merger, our current indebtedness and the Securities Purchase Agreement include significant limitations on additional debt, including amount, terms, access to security and duration, among other factors, and impose limitations on the structure of strategic transactions. In addition, the Master Agreement, as amended, includes significant limitations on the issuance by the Company of additional debt and equity securities. In addition to the contractual limitations described above, there currently is limited trading in shares of our common stock, which limits our ability to raise funding through public equity issuances.

If the Harbinger Merger does not close and/or other Harbinger funding is not forthcoming, the Company may pursue other means to extend its liquidity and raise capital. Those alternatives may include a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, the renegotiation of vendor payment schedules to defer payments into the future, the postponement of certain discretionary spending, the sale of the Company’s investment in TerreStar Networks Inc. (“TerreStar Networks”), which is an affiliate of Harbinger, the sale of other Company assets, the delay or cancellation of certain of the Company’s planned operations, or some combination of these actions. In the event that the Harbinger Merger does not close, the Company intends to re-evaluate the financial and strategic alternatives that will be available to it at such time and there is no assurance that the Company will be able to find alternative financing sources.

If the Company fails to obtain necessary financing on a timely basis, the Company may be forced to cease operations, in which case it is uncertain that the carrying amount of the Company’s assets could be recovered. If the Company fails to obtain necessary financing on a timely basis, it may be able to continue operations, but in such a way that it must significantly alter its next generation network development plans. In such a case, the Company’s satellite construction, launch, or other events necessary to deploy and operate the Company’s next generation network and conduct the Company’s business could be significantly delayed, or its costs could materially increase; the Company could default on its commitments to its satellite construction or launch contractors, creditors or other third parties leading to termination of construction or inability to launch the Company’s satellites; and the Company may not be able to complete its next generation integrated network as planned or seek a purchaser for its satellite business or assets. Further, SkyTerra LP and SkyTerra Canada could lose their FCC licenses, Industry Canada licenses and their other international rights if they fail to achieve required performance milestones.

If we fail to obtain additional financing we may not be able to continue as a going concern.

The Company’s principal source of liquidity has historically been the issuance of debt instruments. The Company’s primary cash needs are for working capital, capital expenditures, debt service and operating expenses. To date, the Company has financed its operations through the private placement of debt (primarily with Harbinger), equity securities, and vendor financing.

The remaining cost of carrying out our business plan is significant, and is significantly more than our currently available and committed resources. Our cost could be greater than our current estimates. For example, if we elect to exercise certain options to buy other equipment or services, our costs for the satellite component of our network will increase, possibly significantly. The cost to develop devices could be greater, perhaps significantly, than our current estimates, depending on our ability to attract distribution partners in both the satellite and terrestrial spaces.

In addition, we will require significant additional funds to construct the terrestrial component of our integrated network, fund operations, and begin making cash principal and interest payments on indebtedness in the fourth quarter of 2010. Our existing funding plan does not include funding for the deployment of the terrestrial portion of our network, which is anticipated to be a multi-billion dollar undertaking depending on the implementation of air interface technology, the scope of the terrestrial build within each market and the targeted service offering (limited mobile, portable or fully mobile). The cost to build the terrestrial component of the network could be greater, perhaps significantly, than our current estimates, depending on changing costs of supplies, market conditions, and other factors over which we will have no control.

The Company’s ability to obtain needed additional financing on acceptable terms, or at all, is uncertain, and is subject to a number of limitations in the Harbinger Merger Agreement and the Master Agreement as well as the Company’s outstanding debt agreements. Moreover, the Company’s ability to meet its projections is subject to uncertainties, and there is no assurance that the Company’s current projections will be accurate or that the Company will not need to alter its operations if its projections prove inaccurate. These conditions raise substantial doubt about our ability to continue as a going concern.

In light of the pending Harbinger Merger, we are not actively pursuing financing alternatives to continue to increase the amount of capital available to fund our current operations and development of our next generation network, including constructing SkyTerra-1 and SkyTerra-2, the satellite component of the network. We have considered alternative means to raise capital, including strategic partnerships, vendor financing, sale of our interest in TerreStar Networks, and debt or equity financing, among others, but these alternatives are not under active consideration and/or are restricted based on the existing agreements with Harbinger . In the event that the Harbinger Merger does not close, there is no assurance that we can raise sufficient capital, or raise sufficient capital with terms that are favorable to us, under these various financing alternatives to continue to operate our business or complete our network.

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

Other than satellite radio, we are not aware of any integrated (combined satellite and terrestrial) wireless service in commercial operation that has generated any material service revenue. Our business plan contemplates that a significant portion of our revenues will be derived from strategic partners. To date, we have not entered into any strategic partnerships with respect to distribution of our next generation integrated network. As a result, we can estimate only with a partial level of certainty the potential demand for such services and the degree to which we will meet that demand. Furthermore, there may not be sufficient demand to enable the Company, or there may be additional costs that do not allow the Company, to earn sufficient revenues, achieve sufficient cash flow or recognize a profit. Among other things, end user acceptance of our next generation integrated service will depend upon:

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

If we cannot gain market acceptance for our planned products and services, our business will be significantly harmed. We have made, and will continue to make, significant capital investments to generate demand for the Company’s services. Accordingly, any material miscalculation with respect to our operating strategy or business plan will harm our business.

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

Current customers may migrate away from our current generation service offerings in advance of the availability of next generation devices and services. Current customers may elect to not migrate to our next generation devices and services when such devices and services become available.

Our next generation network is scheduled to be placed into service during the next year. Such next generation network will initially operate through a service (emulation) that allows current customers to operate current generation devices over the next generation network. Emulation will not support next generation services and is not efficient or cost-effective with respect to operation of the next generation system. In addition, current generation devices will face service disruption in the proximity of an ATC base station if emulation were to be simultaneous with ATC operations. As such, emulation is currently anticipated to be offered for a limited number of years.

We expect that current generation revenue generating services will decline over time as the operational life of current generation devices and services continues to decrease. While the Company is adding new customers, and has a program for new and current customers to transition to next generation devices, there is no assurance that new customers and revenue generated from such will compensate for customers that may terminate service on the current generation network. In addition, when the current generation network is decommissioned, existing customers that cannot take advantage of emulation will need to adopt and deploy next generation equipment to enjoy continued service, and such customers may opt to select devices and services provided by the Company’s competitors. There is no assurance that our next generation device and service offerings will be selected by our existing customers or whether, and how many, of those customers will transition to our competitor’s networks at the end of emulation.

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

There could also be delays in the planned development, integration and operation of the components of our next generation integrated network. If the technological integration of our next generation integrated network is not completed in a timely and effective manner, our business would be harmed. In our next generation integrated network, we will seek to develop and deploy network management techniques so that mobile devices used on our network will be able to seamlessly transition between satellite mode and terrestrial mode. We intend to develop such techniques primarily by adapting existing techniques used in PCS/cellular systems and digital/analog systems. However, such techniques have not been deployed before in a combined satellite/terrestrial two-way mobile communications system, and there are no assurances that we will be successful in developing such techniques or deploying them in its next generation integrated network in a cost effective or timely manner. If we are not able to develop or deploy such techniques, mobile devices used on our network may not be able to seamlessly transition between satellite and terrestrial modes, and this may make our next generation integrated network less attractive to potential partners and end-user customers.

Our next generation satellites are subject to possible construction and delivery delays, the occurrence of which could materially and adversely affect our business.

Our next generation satellites are subject to possible construction and delivery delays. The manufacture of such satellites is technically complex, and delays could result from a variety of causes. Such causes could include failure of third-party vendors to perform as anticipated and changes in the technical specifications of the satellite, including increases in weight or mass that could limit our ability to utilize our launch provider resulting in delays if an alternative provider does not have schedule availability during our desired launch window. Alternatively, such changes to technical specifications could limit our ability to move to an alternate launch provider if our primary provider experiences material schedule delays.

There is no assurance that delivery of our next generation satellites will be timely, which may hinder the introduction of our planned next generation integrated network. Any delay could also make it more difficult for us to secure desired distribution partnerships.

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

A percentage of satellites never become operational because of, among other factors, launch failure, satellite destruction or damage during launch, improper orbital placement and/or the failure of antennas to fully deploy. Launch failure rates vary depending on the particular launch vehicle and contractor. Even launch vehicles with good track records experience some launch failures, and there is no assurance that we will be able to launch our satellites on vehicles with higher success rates. If one or more launches or deployments fail, we will suffer significant delays that will be damaging to our business, we will incur significant additional costs associated with the failed launches, and our revenue generating activities will be delayed. We cannot assure you that our satellite launches or deployments will be successful. The deployment of large antennas, such as the antennas on our next generation satellites, which are larger than most commercial satellites, pose additional risks during deployment. Even if launched into orbit, a satellite may fail to enter into its designated orbital location, or we may use more fuel than planned to place a satellite into its orbital location and, as a result, may reduce the overall useful life of the satellite. In addition, a delay in satellite system operations could also result in revocation of our regulatory approvals and our international rights.

Satellites have a limited useful life and premature failure of our satellites could damage our business.

During and after their launch, all satellites are subject to equipment failures, malfunctions and other problems. If one of our satellites were to fail prematurely, it likely would affect the quality of our service, substantially delay the commencement or interrupt the continuation of our service and harm our business and could impact our licenses. This harm to our business would continue until we either extend service to our customers on another satellite or build and launch additional satellites. Each of the MSAT-1 and MSAT-2 satellites has in the past experienced malfunctions and neither operates at full capacity. Our satellites could experience future malfunctions at any time, which could damage their ability to serve our customers, harm our reputation in the marketplace, reduce the expected useful life of the satellites and possibly adversely affect our government approvals. In addition, each of the MSAT-1 and MSAT-2 satellites is operating in inclined orbit, which may increasingly affect the service delivery, particularly to customers operating at the edge of the satellites’ respective coverage area. There is no assurance that our existing satellites will remain operational until such time as we launch our next generation satellites. Any gap could have a material adverse effect on our business and could result in the loss of licenses.

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

We intend to purchase launch and in-orbit insurance policies for our next generation satellites from global space insurance underwriters. If certain material adverse changes in market conditions for full in-orbit insurance were to make it commercially unreasonable for us to maintain full in-orbit insurance, we could forego such insurance. Other adverse changes in insurance market conditions may substantially increase the premiums we will have to pay for such insurance or may preclude us from fully insuring its loss. If the launch of our next generation satellite system is a total or partial failure, our insurance may not fully cover our losses, and these failures may also cause insurers to include additional exclusions in our insurance policies when they come up for renewal. There is no assurance that additional financing will be available to construct, launch and insure a replacement satellite or, if available, will be available on terms favorable to us. We do not expect to buy insurance to cover, and would not have protection against, business interruption, loss of business or similar losses. Also, any insurance we obtain will likely contain certain customary exclusions and material change conditions that would limit our coverage. We do not have insurance with respect to the existing MSAT satellites.

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

We may also face competition from companies using new technologies and new integrated networks in the future. For instance, the FCC has authorized New DBSD (formerly ICO) and TerreStar Networks to use radio frequencies for mobile satellite services within the S-band. These potential competitors have either recently launched and/or are planning commercial operations in this band with integrated networks similar to those envisioned by us. Through SkyTerra LP’s subsidiary, ATC Technologies LLC, SkyTerra LP has also granted TerreStar a license to use SkyTerra LP’s intellectual property for the development of TerreStar’s network. TerreStar launched an S-band satellite in July 2009 and New DBSD launched an S-band satellite in April 2008. Additionally, New DBSD received ATC authority in January 2009, and TerreStar received ATC authority in January 2010. Failure to offer next generation integrated services that compete effectively with potential competitors such as TerreStar and ICO would have an adverse impact on our revenues, profitability and liquidity. We will also face competition with respect to entering into strategic partnerships.

We and our partners must continue to identify, develop and market innovative products or enhance existing products on a timely basis to maintain our competitive position.

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

SkyTerra LP has filed a significant number of patent applications (each application being filed in the United States and in several countries abroad), and owns numerous U.S. and foreign patents covering the fundamental principles of our next generation integrated technology. There is no assurance that the patents for which SkyTerra LP has applied will be issued or, if issued, will be sufficient to fully protect our technology. In addition, there is no assurance that any patents issued or licensed to SkyTerra LP will not be challenged, invalidated or circumvented.

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

If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in substantial costs and diversion of our resources and our management’s attention and could have material adverse effect on our financial condition and results of operations, regardless of the final outcome of such legal action. Despite our efforts to safeguard and maintain our intellectual property rights, there is no assurance that we will be successful in doing so or that our competitors will not independently develop or patent technologies equivalent or superior to our technologies. A failure to protect, defend or enforce our intellectual property rights could have an adverse effect on our business, financial condition and results of operations. We believe that third parties may infringe upon our intellectual property now and in the future.

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

Since the Company’s system became operational in 1996, its spectrum access in North America has been governed by a multi-lateral agreement referred to as the Mexico City Memorandum of Understanding (“Mexico City MoU”) and by bilateral agreements. Five national administrations, the United States, Canada, Mexico, Russia and the United Kingdom, are party to the Mexico City MoU. We operate our satellites under the auspices of the United States and Canada. Accordingly, we must coordinate with operators and their administrations to operate in the L-band and to reconfigure the L-band. Since 1999, there has been no new, comprehensive, spectrum sharing agreement among all the satellite system operators represented by the five administrations and we have not completed coordination of our new satellites. Our Cooperation Agreement with Inmarsat, which has been accepted in part by our Administrations, is a significant step to completing the coordination of our new satellites, providing substantial spectrum access, and creating additional flexibility for ancillary terrestrial operations. Additional approvals are required, however, before coordination of the satellite networks, under all phases specified in the Cooperation Agreement, will be complete. At the same time, the agreement with Inmarsat includes certain limitations on our system operations in order to facilitate spectrum reuse by Inmarsat; these limitations may have an adverse impact on the extent that we are technically able to provide certain satellite and terrestrial services and, as a result, the revenues we are able to generate from those services.

Additionally, the initial international frequency coordination of our system was done for narrowband services and air interfaces. Newer broadband services and air interfaces require larger blocks of contiguous spectrum. While some of our L- band spectrum is already in sufficiently large contiguous blocks to permit the offering of such new formats, we are trying to increase the extent to which our spectrum is contiguous. Our Cooperation Agreement with Inmarsat is a significant step in the process of rebanding to provide for additional contiguity. We would obtain further, substantial benefit from successful negotiations with the Mexican operator and Administration to further reconfigure the L-band spectrum. Pending a successful outcome of negotiations with the Mexico operator and Administration, the Company filed applications with the FCC and Industry Canada to reuse spectrum allocated to the Mexican operator. Industry Canada granted the Company’s application on January 29, 2010, and the FCC has not yet acted. However, while grant of these applications allows SkyTerra to proceed to deploy its services using larger blocks of contiguous spectrum, it may still be necessary to complete coordination negotiations with the Mexican operator and Administration in order to continue to ensure access to these contiguous blocks. It is uncertain whether we will be able to successfully complete such negotiations at a reasonable economic and technical price or be able to otherwise reconfigure the L-band spectrum. The failure to reconfigure the L-band into larger blocks of contiguous spectrum will prevent us from maximizing the efficiency and capacity of our next generation integrated network.

Moreover, we cannot guarantee that the ITU will not change its rules in the future in a way that could limit or preclude our use of some or all of our existing or future orbital locations or frequencies.

We may not be able to secure the return of certain spectrum we loaned to Inmarsat.

In 1999 and 2003, and consistent with the Mexico City MoU, SkyTerra LP and SkyTerra Canada loaned approximately 3 MHz of L-band spectrum to Inmarsat for its temporary use (“Original Loan”). Our Cooperation Agreement with Inmarsat addresses a dispute regarding the return of the loaned spectrum, including the possibility of arbitration under certain circumstances. In addition, pursuant to the Cooperation Agreement, we have temporarily loaned Inmarsat additional spectrum (“New Loan”). There is no assurance that we will receive the return of the Original Loan and/or New Loan, whether through arbitration or otherwise, and certain provisions of the Cooperation Agreement with Inmarsat provide that upon the occurrence of certain events the loaned spectrum would become integrated with the agreed upon band plans for operation and would not be separately subject to return.

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

Pursuant to the Cooperation Agreement, in December 2008 the Company filed an application with the FCC requesting authority for additional flexibility for operation of ATC. Pursuant to the Cooperation Agreement, Inmarsat supported this application. In April 2009, the FCC issued a letter order dismissing the amended ATC modification application without prejudice to refiling, for the alleged failure to provide sufficient information to demonstrate compliance with certain of the FCC’s rules. The Company refiled the application with additional information responsive to the FCC’s letter on April 29, 2009, and the FCC issued a public notice of the filing on June 5, 2009. On July 23, 2009, the Company filed reply comments to three parties that raised objections to the FCC granting the application. One of those parties, the GPS Council, subsequently withdrew its comments. The FCC has not yet acted on the Company’s application. In addition, the Company will need further regulatory approvals before it can operate ATC, including a blanket license for its user terminals and FCC certification of its user terminals and base stations. Any difficulty in obtaining these approvals may delay the commencement of operation of our new system. SkyTerra Canada does not yet have authority from Industry Canada to operate an ATC in Canada. We cannot provide any assurance if or when we will obtain any of these approvals.

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

In a September 2006 decision, the FCC granted the Company authority to slightly exceed the 25% indirect foreign ownership limit specified in the Communications Act. To comply with the amount of indirect foreign ownership approved by the FCC, we must monitor the extent to which our stock is owned or voted by non-U.S. citizens. The foreign ownership restrictions limit our ability to be owned by non-U.S. citizens absent prior FCC approval. Exceeding the amount of foreign ownership approved by the FCC in the September 2006 decision without securing prior approval from the FCC may subject the Company to fines, forfeitures, or revocation of our FCC licenses. In March 2007, we filed a Petition for Declaratory Ruling with the FCC seeking approval for a new level of indirect foreign ownership for the Company. On January 11, 2008, Harbinger tendered a petition to the FCC seeking expedited action on a declaratory ruling to permit Harbinger to raise their interest in the Company through open market share acquisitions to a level in excess of that previously approved by the FCC. On January 29, 2008, Harbinger tendered to the FCC a petition seeking permanent authority to make the level of acquisitions specified in their January 11 petition. On March 7, 2008, the FCC issued an order granting the March 2007 and January 11, 2008 petitions. On August 24, 2009, the FCC issued an order granting part of the January 29, 2008 petition, and finding that it had granted the remaining part in its March 7, 2008 order. The grant of these petitions was without prejudice to any enforcement action by the FCC for the Company’s possible non-compliance with the foreign ownership rules prior to the grant, and there is no assurance the FCC will not decide to do so. There is also no assurance that foreign persons or entities have not acquired or will not acquire additional shares in the Company that may result in our exceeding the level of foreign ownership approved by the FCC.

We may not be able to obtain the necessary regulatory consents for transfer of control of the Company to Harbinger or for a business combination between SkyTerra and Inmarsat.

On August 22, 2008, pursuant to the Master Agreement with Harbinger and certain of its affiliates, Harbinger and SkyTerra submitted applications to the FCC seeking consent for transfer of control of the Company to Harbinger and for a business combination between SkyTerra and Inmarsat. The applications also sought a declaratory ruling approving a range of possible foreign ownership levels associated with Harbinger’s ownership of up to 100% of SkyTerra. The granting of this FCC transfer of control application is necessary for the Harbinger Merger to be consummated. (See “Failure of the Harbinger Merger to close could damage the

Company’s business.”). The applications have been amended from time to time, including an amendment filed on October 5, 2009, that among other things informed the FCC that the proposed transfer of control will be implemented pursuant to the Harbinger Merger Agreement. The application seeking consent for transfer of control of the Company to Harbinger was subject to public comment and objections from third parties, and the formal comment period closed on June 18, 2009. No comments or objections were filed other than a request, which the Company believes is routine in such matters, from the U.S. Department of Justice, with the concurrence of the U.S. Department of Homeland Security (the “Executive Branch Agencies”), asking that the FCC defer action on the applications until the Executive Branch Agencies have completed their review of the applications for any national security, law enforcement, and public safety issues. This request has since been withdrawn, and is no longer pending before the FCC. However, the FCC has not yet acted on this application, nor has the FCC issued a public notice regarding the business combination between SkyTerra and Inmarsat. There is no assurance that the applications will be granted and it is uncertain when the FCC will complete its processing of the applications. We will need to submit additional filings and obtain approvals from other regulatory bodies before we can consummate the transactions contemplated by the Master Agreement. There is no assurance that we will obtain all the necessary regulatory approvals for the proposed transactions. Moreover, there is no assurance that regulatory approvals, if granted, will be granted before Harbinger has a right to terminate the Master Agreement, or will be free of conditions that might give Harbinger a right to terminate. If we do not obtain all the required approvals, we may be unable to achieve our business and financial objectives.

If the supply of available mobile licensed spectrum increases, the value of our spectrum assets may decrease.

The FCC or Industry Canada could allocate large amounts of additional mobile licensed spectrum that could be used to compete with us, or that could decrease the perceived market value of our wireless capacity. The FCC in 2006, for example, auctioned 90 MHz of spectrum in the 1.7/2.1 GHz range. More recently, the FCC auctioned almost all of the available spectrum in the 698-806 MHz band (“the 700 MHz Band”). Industry Canada also conducted an auction of PCS and Advanced Wireless Spectrum, which concluded in July 2008 and further auctions in Canada are anticipated for the 700 MHz band as well as the 2.5 GHz band. Additional spectrum auctions may be scheduled in the future in both the United States and Canada. As part of its proceeding to develop a broadband strategy, the FCC sought comment on whether sufficient spectrum exists to serve the demand for wireless broadband services, and received comments proposing to bring significant additional spectrum to market. In addition, incremental allocations of spectrum may make it easier for new competitors to enter the market, and could further diminish the value of our spectrum assets.

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

SkyTerra Canada is subject to foreign ownership restrictions imposed by the Telecommunications Act (Canada) and the Radiocommunication Act (Canada) and regulations made pursuant to these Acts. Although we believe that SkyTerra Canada is in compliance with the relevant legislation, there is no assurance that a future determination by Industry Canada or the Canadian Radio-television and Telecommunications Commission, or events beyond its control, will not result in SkyTerra Canada ceasing to comply with the relevant legislation. If such a development were to occur, the ability of SkyTerra Canada to operate as a Canadian carrier under the Telecommunications Act (Canada) or to maintain, renew or secure its Industry Canada authorizations could be jeopardized and our business could be materially adversely affected.

Risks Relating to Our Common Stock Generally

Fluctuations in our operating results could adversely affect the trading price of our common stock.

Our operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, including:

•	risks and uncertainties affecting the current and proposed business of the Company and the mobile satellite services industry;

•	increased competition in the mobile satellite services industry; and

•	general economic conditions.

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

Our price quotations are available on the OTC Bulletin Board that results in a reduction in the liquidity of our common stock. This lack of liquidity may also make it more difficult for us to raise additional capital, if necessary, through equity financings.

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

Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the terms, including voting rights, of those shares without any further vote or action by our common stockholders. The voting and other rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Similarly, our board may issue additional shares of common stock without any further vote or action by our common stockholders, which would have the effect of diluting common stockholders. An issuance could occur in the context of another public or private offering of shares of common stock or preferred stock or in a situation where the common stock or preferred stock is used to acquire the assets or stock of another company. The issuance of common stock or preferred stock, while providing desirable flexibility in connection with possible acquisitions, investments and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control. Moreover, the issuance of any equity in the Company has been significantly limited under the terms of the Harbinger Merger Agreement and the Master Agreement.

Anti-takeover provisions could make a third-party acquisition of our company difficult.

We are a Delaware corporation. The Delaware General Corporation Law contains provisions that could make it more difficult for a third party to acquire control of our company. In addition, the holders of any preferred stock we may issue may have certain rights which could prevent or impair the ability of a third party to acquire control of the company.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, have created some uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, which could harm our business prospects.

Harbinger and its affiliates beneficially own a significant portion of our outstanding shares of voting common stock and a significant portion of our outstanding shares of non-voting common stock. Harbinger and its affiliates can take actions that may be adverse to the interests of other stockholders.

As of February 23, 2010 Harbinger and its affiliates collectively owned 22,339,283 shares of voting common stock and 29,946,362 shares of non-voting common stock, representing approximately 46% of the voting common stock outstanding and 48% of the total common shares outstanding. Harbinger also has the right to an additional 9,984,270 common shares currently being held in escrow pending the FCC’s decision on Harbinger’s application to acquire control of the Company. The shares held in escrow represent 9.2% of the Company’s total shares outstanding and include (i) 442,825 shares of voting common stock held in escrow by Akin Gump Strauss Hauer and Feld LLP and (ii) 7,906,737 shares of non-voting common stock and 1,634,708 shares of voting common stock held in escrow by Wells Fargo Bank. In addition, Harbinger has the right to acquire up to 37,894,038 common shares upon the exercise of warrants.

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

The significant concentration of ownership of our common stock by Harbinger and its affiliates may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Harbinger and its affiliates have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, amendment of our certificate of incorporation, and any proposed merger, consolidation or sale of all or substantially all of our assets. In light of the foregoing, Harbinger can significantly influence the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to investors. There is no assurance that the interests of Harbinger are aligned with other holders of our common stock.

Shares eligible for future sale could cause the price of our voting common stock to decline.

The market price of our voting common stock could decline as a result of future sales of substantial amounts of our common stock, or the perception that such sales could occur. In connection with the closing of the Exchange Transactions in September 2006 and the BCE exchange transaction in January 2007, we issued in excess of 41.4 million shares of our common stock which are covered by effective registration statements. The sale of such shares could have an adverse impact on our stock price. Furthermore, certain of the Harbinger entities have the right to require us to register certain shares of common stock that they hold to facilitate their sale of shares in the public market. Additionally, in connection with the $150 million of notes SkyTerra LP issued to Harbinger in January 2008, we issued ten-year warrants to purchase 9,144,038 shares of our common stock, with an exercise price of $10 per share. In connection with the $150 million and $175 million of 18% Senior Unsecured Notes SkyTerra LP issued to Harbinger in January 2009 and April 2009, respectively, we issued five-year warrants to purchase 28,750,000 shares of our common stock in aggregate, with an initial exercise price of $0.01 per share.

Also, pursuant to a Stock Purchase Agreement between SkyTerra and Harbinger, dated July 24, 2008 (and amended January 7, 2009), that we entered into concurrently with the Master Agreement, Harbinger will be entitled to purchase new shares of our voting common stock for up to $2.4 billion in cash, or such greater amount as Harbinger may determine. The Harbinger stockholders also have the right to require us to register the shares of common stock underlying the Harbinger warrants to facilitate their sale of shares in the public market. The future sale of substantial amounts of our common stock pursuant to any such registration statements could have an adverse impact on our stock price.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently lease facilities located in Reston, Virginia (70,000 square feet, lease expires February 28, 2011), Ottawa, Ontario (Canada) (22,400 square feet, lease will expire January 30, 2024) and Calgary, Alberta (Canada) (150 square feet, lease expires June 30, 2010). The Company also currently leases sites for the housing or co-location of network equipment in Napa, California; Cedar Hill, Texas; Ottawa, Ontario and Saskatoon, Saskatchewan. We routinely evaluate our facilities for adequacy in light of our plans for the future.

Item 3.	Legal Proceedings.

SkyTerra is subject to various legal actions, claims, assessments and other contingencies, including the legal proceedings and claims discussed below. We believe we have adequate legal defenses for each of the proceedings and claims. We believe SkyTerra does not have a potential liability related to the legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of the legal proceedings and claims cannot be predicted with certainty. It is possible that some or all could ultimately be decided, resolved or settled adversely. Other than as described below, we have not recorded any amounts as of December 31, 2009 for losses related to matters that we would consider to be probable and that could be estimated reasonably.

After the announcement of the Harbinger Merger, four stockholder lawsuits, each styled as a class action, were filed in the Delaware Court of Chancery (“Court”) naming as defendants Harbinger, SkyTerra and SkyTerra’s board of directors. On October 28, 2009, the Court consolidated these actions under the caption, In re SkyTerra Communications, Inc. Shareholder Litigation, Consol. C.A. No. 4987-CC. The consolidated action challenges the Harbinger Merger, and generally alleges, among other things, that the Harbinger Merger is the result of an unfair process and that the terms of the Harbinger Merger are unfair and coercive to SkyTerra stockholders. The consolidated action also alleges that SkyTerra has not held an annual meeting of stockholders since July 25, 2006, and seeks to compel SkyTerra to schedule and hold such an annual meeting. Based on these allegations, the consolidated action generally seeks, among other relief, an order declaring the action to be a class action, declaring that the Harbinger Merger is not entirely fair and is the result of a breach of the defendants’ fiduciary duties, granting injunctive relief preliminarily enjoining the Harbinger Merger, compelling SkyTerra to schedule and hold an annual meeting of SkyTerra stockholders, awarding plaintiffs and the class appropriate damages, awarding plaintiffs costs, including reasonable attorneys’ and experts’ fees, and granting plaintiffs and other members of the purported class such further relief as the court deems just and proper.

In order to resolve the litigation and avoid further cost and delay, SkyTerra, Harbinger and the individual defendants, without admitting any wrongdoing, entered into a Memorandum of Understanding (“MOU”), dated November 18, 2009, for the settlement of the litigation. The terms of the MOU are that (i) the proxy would include certain disclosures requested by co-lead counsel for plaintiffs, (ii) the Harbinger Merger Agreement would be amended to include a non–waivable “majority of the minority” of shares voting requirement for the stockholder vote and (iii) SkyTerra will convene a meeting of stockholders for the purpose of electing directors in the event that the Harbinger Merger is not consummated on or before March 31, 2010. In connection therewith, the preliminary proxy filed on November 18, 2009, as amended on January 8, 2010, February 5, 2010, and February 16, 2010, contained certain disclosures requested by co-lead counsel for plaintiffs and the Harbinger Merger Agreement has since been amended to include a non-waivable “majority of the minority” of shares voting requirement for the stockholder vote. Based on the MOU, the parties contemplated entering into a settlement agreement that will be presented to the Court for approval after notice to the class. Co–lead counsel for plaintiffs will make an application to the Court for an award of attorneys’ fees in an amount not to exceed in the aggregate $1.35 million and SkyTerra (or the surviving corporation) has agreed to pay such amount to the extent approved by the Court. The parties executed the stipulation of settlement on February 24, 2010. The parties will present the settlement to the Court and cooperate in seeking dismissal of the litigation.

SkyTerra has recorded $1.35 million in plaintiffs’ attorney fees, along with its own related attorney fees and costs, in the accompanying statement of operations for the year ended December 31, 2009. SkyTerra’s insurer, as well as Harbinger, may reimburse SkyTerra for certain amounts of such fees and costs. However, SkyTerra has not yet recorded any such fees and costs as recoverable from either its insurer or from Harbinger.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since January 30, 2003, the Company’s common stock has been quoted on the OTC Bulletin Board under the symbol “SKYT”. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share as reported on the OTC Bulletin Board:

	High	Low
Year ended December 31, 2009
First quarter	$4.55	$1.01
Second quarter	$3.50	$2.25
Third quarter	$4.85	$2.80
Fourth quarter	$4.90	$4.82

Year ended December 31, 2008
First quarter	$7.80	$6.00
Second quarter	$8.75	$6.50
Third quarter	$6.25	$3.67
Fourth quarter	$3.35	$1.37

The high and low bid prices in the above table, as reported by the OTC Bulletin Board, reflect interdealer prices, which may not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

As of February 23, 2010, not including beneficial owners, there were approximately 393 record holders of the Company’s common stock. This number was derived from the Company’s stockholder records, and does not include beneficial owners of the Company’s common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries. Holders of the Company’s common stock are entitled to share ratably in dividends, if and when declared by the Company’s board of directors.

The Company has not paid a cash dividend on its common stock for the years ended December 31, 2009, 2008 and 2007, and it is unlikely that the Company will pay any cash dividends on its common stock in the foreseeable future. The payment of cash dividends on the Company’s common stock will depend on, among other things, the Company’s earnings, capital requirements and financial condition, and general business conditions.

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Item 12—Security Ownership of Certain Beneficial Owners and Related Stockholder Matters.”

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2009 of an investment of $100 in cash on January 1, 2004 for SkyTerra common stock and an investment of $100 in cash on January 1, 2004 for (i) the NASDAQ Market Index, (ii) the Hemscott Group (Diversified Communication Services) Index (the “Hemscott Group Index”) and (iii) the Morningstar Group (Diversified Communication Services) Index (the “Morningstar Industry Group”). Historic stock performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

	Investment Balance as of December 31,
	2004	2005	2006	2007	2008	2009
SkyTerra Communications, Inc.	$100	$143	$43	$25	$7	$18
NASDAQ Market Index	$100	$102	$113	$125	$75	$109
Hemscott Group Index	$100	$87	$94	$126	$61	$84
Morningstar Industry Group	$100	$80	$85	$103	$46	$65

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2009, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009 and 2008 are derived from the Company’s audited consolidated financial statements included elsewhere in this report.

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

	2009		2008		2007		2006	2005
Consolidated statement of operations data:
Total revenues	$34,528		$34,485		$34,083		$34,854	$29,974
Operating loss	(134,635	)(1)	(104,507)		(72,091	)(4)	(42,259)	(39,153)
Net loss attributable to SkyTerra	(215,285	)(2)	(204,935	)(3)	(123,556	)(4)	(57,100)	(40,955)
Net loss from continuing operations per share	(2.01)		(1.93)		(1.24)		(1.24)	(0.81)

Consolidated balance sheet data (at year-end):
Total assets	1,785,009		1,360,702	(3)	1,295,035		767,047	216,784
Senior secured discount notes, net	724,649		629,759		552,719		483,410	—
16.5% senior unsecured notes, net (related party)	179,327		147,119		—		—	—
18.0% senior unsecured notes, net (related party)	379,015		—		—		—	—
Vendor notes payable	114,921		60,940		50,765		—	—
Notes payable—other	—		372		1,282		470	696
Long-term deferred revenue, net of current portion	15,223		12,383		16,333		20,971	23,243
Stockholders’ equity (deficit)	$299,368		$471,353		$616,218		$(119,943)	$181,260

(1)	Includes $14.1 million impairment loss to write-off all previously capitalized costs related to the Sea Launch Agreement (see Note 10 to the accompanying consolidated financial statements).
(2)	Includes $14.1 million impairment loss to write-off all previously capitalized costs related to the Sea Launch Agreement and $9.8 million gain related to change in the fair value of warrants (see Note 2 to the accompanying consolidated financial statements).
(3)	Includes $70.7 million write down of the Company’s investment in TerreStar Networks and $10.4 million impairment of goodwill.
(4)	Includes approximately $19 million in additional depreciation expense attributable to purchase accounting for the acquisition of certain minority interests (see Note 3 to the accompanying consolidated financial statements), as compared to prior years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

All SkyTerra Communications, Inc. (“SkyTerra” or the “Company”) operating and development activity is performed through its wholly owned consolidated subsidiary SkyTerra LP. SkyTerra LP is licensed by the United States government and SkyTerra (Canada) Inc. (“SkyTerra Canada”), a consolidated variable interest entity of SkyTerra LP, is licensed by the Canadian government to operate in the 1.5 to 1.6 GHz frequency band (“L-band”) spectrum that has been coordinated for their use. Such spectrum is positioned between the frequencies used by terrestrial wireless providers. SkyTerra LP and SkyTerra Canada have coordinated approximately 30 MHz of such spectrum throughout the United States and Canada and this coordinated spectrum covers a population of over 330 million. SkyTerra LP holds an ancillary terrestrial component (“ATC”) authorization that permits the use of its L-band satellite frequencies in the operation of an advanced, integrated satellite and terrestrial hybrid network capable of providing wireless broadband on a fixed, portable and fully mobile basis in the United States. SkyTerra Canada has submitted an application to Industry Canada for ATC authority and its status is pending.

SkyTerra LP holds a 46.4% effective interest in SkyTerra (Canada) Inc. and has determined that it is the primary beneficiary of SkyTerra Canada as a result of its historical and expected future funding of the operations of SkyTerra Canada and as a result of certain agreements between the entities. As such, SkyTerra Canada has been consolidated into the financial results of the Company. References herein to the “Company,” include the Company’s subsidiaries, including SkyTerra LP, and also include SkyTerra Canada, and references to the Company’s “satellites,” “spectrum” and “networks,” include the satellites, spectrum and networks of both SkyTerra LP and SkyTerra Canada.

Next Generation Network

The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. The Company plans to launch two new satellites, SkyTerra-1 and SkyTerra-2, which will serve as the foundation of its next generation network. The Company’s launch window for SkyTerra-1 with International Launch Services (“ILS”) is based on the delivery schedule projected by the satellite manufacturer, Boeing Satellite Systems (“Boeing”) and is scheduled to be August 2010 through October 2010. The Company is in the process of filing a request with the U.S. Federal Communications Commission (“FCC”) to extend its satellite launch milestone date outlined in its authorization for the launch of its SkyTerra-1 satellite to be consistent with this window. While there are no assurances, the Company believes the FCC will support this change in launch window and the related launch milestone modification. The launch of SkyTerra-2 is expected to occur in the fourth quarter of 2010 or the first quarter of 2011, within its required regulatory milestones.

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

While the Company has been focused on a wholesale, “carriers carrier” business model, it has also considered alternative models, including the possibility of partnering with existing operators or new entrants who may view the Company’s assets, including access of up to a potential 46 MHz of L-band spectrum through arrangements contemplated under the cooperation agreement with Inmarsat, and the ability to provide a differentiated, integrated satellite-terrestrial service, as an attractive platform for the delivery of 4G services using traditional models for the distribution of services and content. Such traditional business models may include potential exclusive relationships with existing operating partners and/or new entrants. The Company’s ability to enter into any such partnership is subject to certain approvals under the Harbinger Merger Agreement and the Master Agreement.

Current Generation Network and Business

The Company currently offers a range of mobile satellite communications services using two nearly identical geostationary satellites that support the delivery of data, voice, fax and dispatch radio services to a number of vertical markets in the United States and Canada. End users of the Company’s mobile satellite services use various services including satellite bandwidth and power capacity, telephony, data, and dispatch services. Penetration is highest in markets where terrestrial wireless infrastructure is cost-prohibitive or non-existent, where point-to-multipoint services such as voice dispatch are essential for ongoing operations, or where network availability is a critical requirement for service. The Company expects it will generate revenue through at least the end of 2012 from its current generation network services. The Company is developing plans for the potential transition of certain current customers to the next generation network and planning to support certain current generation network communications ground segments and mobile data system network terminals on the next generation network by emulating these services over the next generation system.

Corporate Activity

Pending Harbinger Merger

On September 23, 2009, SkyTerra entered into a merger agreement, as amended, (the “Harbinger Merger Agreement”) with Sol Private Corp., Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Special Fund” and together with Master Fund, “Harbinger”). Under the terms of the Harbinger Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Harbinger will acquire, through the merger of Sol Private Corp. with and into the Company, all of the outstanding common stock of the Company (such transaction referred to as the “Harbinger Merger”). SkyTerra will continue as the surviving corporation in the Harbinger Merger. After the Harbinger Merger, SkyTerra will be a privately held company indirectly wholly owned by Harbinger. Upon the closing of the proposed Harbinger Merger, Harbinger has agreed to pay $5.00 in cash per share for each of SkyTerra’s outstanding shares of voting and non-voting common stock not held by Harbinger or its affiliates, any subsidiary of SkyTerra or any holders who have perfected and not withdrawn a demand for appraisal rights. In addition, the Harbinger Merger Agreement provides that each outstanding SkyTerra option (other than performance based options) to purchase common stock (whether or not vested or exercisable) will be canceled in exchange for a per share amount in cash equal to the excess, if any, of $5.00 over the per share exercise price of the option. Harbinger has also agreed that each outstanding share of restricted stock (that was not performance based) previously issued by SkyTerra which is outstanding as of the effective time of the Harbinger Merger will be canceled in exchange for the right to receive, from the surviving corporation, $5.00 per share. Finally, pursuant to the terms of the Harbinger Merger Agreement, each outstanding Mobile Satellite Ventures LP (“MSV”) phantom unit which is outstanding as of the effective time of the Harbinger Merger will be canceled and be deemed to have been exchanged for 2.82 shares of SkyTerra common stock immediately prior to the effective time. Each holder, including SkyTerra’s directors and officers, receiving shares of common stock in connection with the exchange and cancellation of the phantom units will be entitled to receive $5.00 per share of such common stock.

The closing of the Harbinger Merger is subject to approval by the holders of a majority of SkyTerra’s outstanding voting common stock and the holders of a majority of the shares of SkyTerra’s outstanding voting common stock voted (excluding shares held by Harbinger, Sol Private Corp., any director or officer of SkyTerra, or any of their respective affiliates and shares considered to be held in escrow), and to regulatory approvals, including approval of the FCC and other closing conditions. It is currently anticipated that the transaction will be consummated in the first quarter of 2010, following regulatory clearance and stockholder adoption of the Harbinger Merger Agreement. Harbinger owns shares constituting approximately 46% of the voting power of SkyTerra’s voting common stock (as well as warrants and shares of SkyTerra’s non-voting common stock which are convertible into or exercisable for shares of SkyTerra’s voting common stock under certain circumstances). Harbinger has agreed to vote its shares of common stock in favor of the Harbinger Merger. Upon completion of the proposed merger, SkyTerra’s common stock will no longer be publicly traded or quoted on the Over the Counter Bulletin Board, and will be deregistered under the Securities Exchange Act of 1934, as amended.

Regulatory Approvals Relating to Harbinger Merger

Under the Communications Act, the Company and Harbinger may not complete the Harbinger Merger unless they have first obtained FCC consent authorizing a transfer of control of the Company’s FCC licenses to Harbinger and authorizing up to 100% ownership of the Company by Harbinger. On August 22, 2008, Harbinger and the Company filed applications with the FCC requesting such authorizations. The applications have been amended from time to time, including an amendment filed on October 5, 2009, that among other things informed the FCC that the proposed transfer of control will be implemented pursuant to the Harbinger Merger Agreement. The application seeking consent for transfer of control of the Company to Harbinger was subject to public comment and objections from third parties, and the formal comment period closed on June 18, 2009. No comments or objections were filed other than a request, which the Company believes is routine in such matters, from the Executive Branch Agencies, asking that the FCC defer action on the applications until the Executive Branch Agencies have completed their review of the applications for any national security, law enforcement, and public safety issues. This request has since been withdrawn, and is no longer pending before the FCC. There is no assurance that the applications will be granted and it is uncertain when the FCC will complete its processing of the applications. Upon obtaining FCC consent, Harbinger will also be able to exchange some of the shares of the Company’s non-voting common stock that it owns for shares of voting common stock as well as exercise certain warrants for shares of the Company’s voting common stock.

On July 23, 2009, the Company filed a notice with the U.S. Department of Justice’s Antitrust Division under the Hart-Scott-Rodino Act (the “HSR Act”) in connection with Harbinger’s acquisition of shares of the Company. On August 24, 2009, the waiting period under the HSR Act expired.

On July 15, 2009, Harbinger and SkyTerra filed a joint voluntary notice (the “Notice”) under Section 721 of the Defense Production Act of 1950, as amended (“Section 721”) with the Committee on Foreign Investment in the United States (“CFIUS”). The Notice asked CFIUS to find that transactions (collectively, the “Transaction”) that would result in Harbinger and its affiliates (together with Harbinger Capital Partners Fund I, L.P.) holding a majority of the voting shares in SkyTerra are not “covered transactions” as that term is defined in CFIUS regulations and that, accordingly, they are not subject to review for determination of their impact on national security under Section 721. On August 21, 2009, the Department of Treasury (as chair of CFIUS) informed Harbinger and SkyTerra that CFIUS had determined that the Transaction was not a covered transaction under Section 721. As a result of this determination, the Transaction is not, and will not be, subject to review by CFIUS.

EV-DO Satellite Enabled Mobile Chipsets and Base Transceiver Subsystems

The Company has a 15-year agreement with Qualcomm Incorporated (“Qualcomm”) for the provision by Qualcomm of satellite-enabled mobile chipsets and satellite base station components built upon Qualcomm-adapted EV-DO technology to facilitate the development of mobile devices and network systems for use with the Company’s planned next generation network. A broad range of Qualcomm chipsets, to be available on a mass-market basis, will include satellite and L-band capabilities. Under this agreement, SkyTerra LP and Qualcomm have completed the detailed specifications for the first release of the technology, which will be sufficient to support voice and data services in an integrated, dual mode manner over SkyTerra’s satellites and terrestrial networks, including L-band ATC.

On March 31, 2009 the Company entered into an agreement with Alcatel-Lucent USA Inc. (“Alcatel-Lucent”) to develop, test, and provide a production satellite base station subsystem and to supply such base station subsystem commercial products. This base station subsystem ground infrastructure will be designed to work with Qualcomm-adapted EV-DO technology chipsets. The combination of the base station subsystem and the Qualcomm chipset will form a full communication path and enable communications with a satellite system. The non-recurring expenses incurred in connection with the Alcatel-Lucent development efforts will be shared with TerreStar Networks and potentially with other operators if such operators enter into similar arrangements with Alcatel-Lucent.

GMR1-3G Satellite Enabled Mobile Chipsets and Base Transceiver Subsystems

On March 31, 2009, the Company entered into an agreement with Infineon Technologies AG, (“Infineon”), for the design and development of a multi-standard mobile platform based on Infineon’s innovative software-defined-radio (“SDR”) technology which would be compatible with the base station subsystem being developed for the Company by Hughes Network Systems (“Hughes”). This SDR chipset technology will enable satellite-terrestrial handsets to operate with multiple cellular and satellite-based communications technologies including GSM, GPRS, EDGE, WCDMA, HSDPA, HSUPA and GMR-2G/3G.

Also on March 31, 2009, in conjunction with the Infineon agreement, the Company entered into an agreement with Hughes for additional software development work that will, with the existing Hughes base station subsystem agreement, allow Hughes to deliver the full base station subsystem development required with respect to the GMR1-3G air interface to be included in connection with the Infineon SDR technology. The non-recurring expenses incurred in connection with the Infineon and Hughes development efforts will be shared with TerreStar Networks and, potentially, with other operators if such operators enter into similar arrangements with Infineon and Hughes.

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

Spectrum Improvement—Inmarsat Cooperation Agreement

The Company is party to a Cooperation Agreement relating to the use of L-band spectrum for both MSS and ancillary terrestrial component (“ATC”) services in North America with Inmarsat Global Limited (“Inmarsat Global”). The Cooperation Agreement addresses a number of regulatory, technology and spectrum coordination matters involving L-band spectrum.

In December 2009, the Company made payment of $31.25 million in cash to Inmarsat to declare the “effective date” under the Cooperation Agreement, which entitled the Company to maintain certain rights including the extension through September 1, 2011 of the options for additional spectrum band plan phase implementation, strategic trials utilizing certain of Inmarsat’s spectrum, and continued international spectrum cooperation. The Company expects that all services, benefits and rights under the arrangements will be performed or received over the period beginning the date of execution through September 1, 2011. As such, the $31.25 million payment has been recorded in other assets in the accompanying consolidated balance sheet as of December 31, 2009, and will be recognized as expense over the period of benefit to September 1, 2011.

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

On June 22, 2009, Sea Launch filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. Although Sea Launch has not initiated an action the Company, there is no assurance that it will not do so, and the ultimate outcome of any such proceeding and/or realization of any claim is uncertain.

L-band Coordination

The Company continues dialogue with other MSS operators who operate systems in adjacent spectrum in the L-band with the objective of rearranging respective spectrum assignments to create contiguous blocks of spectrum, and in some instances enabling the Company to access additional spectrum for the benefit of the Company and its strategic partners. The consummation of agreements of this nature could result in significant time, effort and cost. The likelihood or timing of reaching such agreements is uncertain. On August 13, 2009, the Company filed a petition for reuse of certain frequencies currently assigned to two Mexican satellites (the “Reuse Petition”) with the FCC in order to operate the Company’s next generation satellites. The FCC solicited comments on the Reuse Petition, but has not yet acted on it. While the Company believes it has made a persuasive case that reuse should be permitted, there is no assurance of any specific result from the FCC or the timing of any result. Coordination negotiations are ongoing, however, and if successfully concluded would render the Reuse Petition moot. Similar requests to reuse Mexican L-band spectrum were submitted by SkyTerra Canada and SkyTerra Corp. to Industry Canada in August 2009. On January 29, 2010, Industry Canada approved

SkyTerra Canada’s request to reuse Mexican L-band spectrum on both the SkyTerra-1 and SkyTerra-2 satellites on a no-protection non-interference basis until a bilateral coordination agreement is concluded with the Mexican Administration. It is anticipated that Industry Canada will grant similar rights to SkyTerra Corp. when it issues a separate authorization to SkyTerra Corp. for the SkyTerra-1 satellite.

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

Possible Merger and Acquisition of Inmarsat

In addition to being a party to the Harbinger Merger Agreement, the Company remains a party to the Master Agreement and certain other agreements with Harbinger and those agreements remain operative. The Merger Agreement includes limitations on the Company’s operations and capital expenditures as well as its ability to issue equity or debt securities. The Master Agreement provides for the possible combination of the Company and Inmarsat, a UK public listed company and a leading provider of global mobile satellite services. SkyTerra has been advised by Harbinger that Harbinger has determined that any such potential offer for Inmarsat that Harbinger might pursue, if made, would not be pursued pursuant to the terms of the Master Agreement, but instead would be pursued by Harbinger or one of its affiliates directly with Inmarsat after receipt of all regulatory approvals on terms to be determined at such time. In addition, SkyTerra has been advised by Harbinger that neither Harbinger nor its affiliates have any plans to utilize SkyTerra to effect transactions to acquire, or enter into joint ventures with, Inmarsat, pursuant to the Master Agreement or otherwise.

In August, 2008, at the same time that Harbinger and the Company first filed the applications with the FCC relating to control of SkyTerra by Harbinger, applications were also filed seeking FCC approval for the transfer of control of Inmarsat from the shareholders of Inmarsat to Harbinger in order to effect the combination of the Company and Inmarsat. The FCC has not yet issued a public notice regarding the Inmarsat applications or otherwise acted on them.

SkyTerra has been advised by Harbinger that if the Harbinger Merger Agreement is adopted by the SkyTerra stockholders and the Harbinger Merger is completed, then Harbinger will terminate the Master Agreement in accordance with its terms. However, SkyTerra has also been advised by Harbinger that if the Harbinger Merger Agreement is not adopted by the SkyTerra stockholders, even though Harbinger would not utilize the Master Agreement to acquire Inmarsat, if at all, Harbinger does not intend to terminate the Master Agreement.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company’s consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to equity-based compensation, valuation of intangible assets, the valuation of warrants that are not indexed to the Company’s own stock and the useful lives of long-lived assets, and judgments involved in evaluating asset impairments among others, have a material impact on the Company’s financial statements. The Company bases its estimates on historical experience and various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

SkyTerra does not have any ownership interests in any special purpose or other entities that are not consolidated into the Company’s consolidated financial statements. SkyTerra has certain related party transactions that are discussed in “Related Parties” below.

Long-Lived Assets including Intangibles

The Company’s intangible assets arose as a result of acquisitions accounted for using the purchase method of accounting. At the time of the acquisitions, the Company allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values. The identified intangible assets are spectrum assets, intellectual property, and customer relationships. The Company amortizes its intangible spectrum assets over 20 years, the estimated period of time through which the Company’s current and under development next generation networks are expected to be operational. Customer contracts are amortized over a period ranging from 4.5 to 7 years.

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

Telephony is the supply of voice service to end users, including dispatch service, which provides the wide-area equivalent of “push-to-talk” two-way radio service among users in customer defined groups. Telephony customers are acquired through retail dealers or resellers. Retail dealers receive activation fees and earn commissions on monthly end user access and usage revenues. Resellers are under contractual arrangements with the Company for their purchase of monthly access and usage, and they manage the arrangements with the end user. Telephony customers are charged activation fees, fixed monthly access fees and variable usage charges, generally charged by minute of usage. Monthly network access revenue is recognized in the month of service to the end user. Variable usage revenue is recognized during the period of usage. Activation fees are deferred and recognized ratably over the expected customer life.

Data service provides transmission in an “always-on” fashion. Common applications for data customers include fleet and load management, credit card verification, e-mail, vehicle position reporting, mobile computing, and data message broadcasting. Data customers are acquired through resellers. Resellers are under contractual arrangements for their purchase of monthly access and usage from the Company, and manage the arrangements with the end user. Data service revenue is recognized in the month of service.

New and existing subscribers to the Company’s network can purchase from the Company a range of satellite handset configurations. Hardware generally includes handsets, antennas, and cables, and can be purchased in “kits” that include the hardware a customer would typically need to utilize the satellite services. Resellers may purchase equipment in advance for purposes of resale to their end users. Equipment sales do not carry a right of return, and revenue is recognized upon transfer of title, which occurs at the time of shipment to the customer.

Warrants

In accordance with its adoption of a new accounting principle, beginning on January 1, 2009 the Company evaluated its outstanding warrants to determine if such warrants are not indexed to the Company’s own stock and subject to accounting as derivative financial instruments. As a result of the adoption of this change in accounting principle, basic and diluted loss per common share decreased by $0.09 per common share for the year ended December 31, 2009.

Warrants are not indexed to the Company’s own stock and are accounted for as derivative financial instruments (as opposed to equity) if they contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of an option with a settlement amount equal to the difference between the fair value of a fixed number of the Company’s shares and a fixed monetary amount. The Company determined certain of its outstanding warrants contain such protective provisions, thereby concluding such warrants are not indexed to the Company’s own stock.

The Company recognizes warrants that are not indexed to the Company’s own stock as derivative financial instruments at their respective fair values on each reporting date. The carrying amount of warrants not indexed to the Company’s own stock on January 1, 2009 was $35.1 million. The Company determined the fair value of these awards as of January 1, 2009 was a liability of $9.7 million. The Company recorded the cumulative effect of the change in accounting for the warrants not indexed to the Company’s own stock by reducing additional paid-in capital by $35.1 million, recording a liability for the $9.7 million fair value as of the date of adoption, and recording the $25.4 million resulting difference as a reduction of the Company’s accumulated deficit. The Company has determined the fair values of the warrant securities using a Monte Carlo valuation model. The significant inputs into that model included the Company’s stock price, assumptions regarding the expected amounts and dates of future fund raising activities, the historical volatility of the Company’s stock price, and risk-free rates based on U.S. Treasury security yields. Upon announcement of the Harbinger Merger Agreement, the Company’s stock price, a significant input in the warrant valuation model, increased significantly. However, if the Harbinger Merger is consummated, the Harbinger 2008 Warrants and the Vendor Warrants will be converted to a right to receive, in cash, $5 per warrant upon exercise and remittance to the Company of the $10 exercise price per warrant, effectively rendering the warrants valueless.

To value the Harbinger 2008 warrants and the Vendor Warrants as of September 30, 2009 and December 31, 2009, the Company estimated the likelihood of merger consummation using observable market data (trading share price versus Harbinger Merger offer price), and utilized the last observed Company stock price prior to the merger announcement as inputs to the valuation model. As the warrants have declined in value during 2009, the Company recorded a gain of $9.8 million for the year ended December 31, 2009, to record the liabilities associated with the warrants at their respective aggregate fair values of $1.7 million as of December 31, 2009.

Stock-based Compensation Expense

The Company measures and recognizes compensation expense for all share-based payment option awards made to employees and directors based on estimated fair values on the date of grant using an option-pricing model including, but not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period.

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

Options that were granted to SkyTerra LP U.S. employees subsequent to September 25, 2006, or granted prior to September 25, 2006 and subsequently modified after that date (before the exchange), and exchanged on August 6, 2008, have been accounted for as modifications. The rights granted to SkyTerra LP Canadian employees to exchange their options in the future have also been accounted for as modifications, as those option holders continue to hold and have the ability to exercise their respective SkyTerra LP options. The Company determined that there was no incremental compensation cost as a result of these modifications, based on estimated fair values determined by Monte Carlo simulations.

The Company’s determination of fair value of stock option awards on the date of the Option Exchange using Monte Carlo simulations was affected by its stock price as well as assumptions including the Company’s expected stock price volatility over the term of the awards, judgments related to the lapse of transfer restrictions on options received in the Option Exchange, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statements of Operations.

Recently Issued Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes the consolidation guidance applicable to a variable interest entity (“VIE”), replacing the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The new guidance is effective for interim and annual reporting periods beginning after November 15, 2009, and may be applied retrospectively in previously issued financial statements. The Company is currently assessing the impact of the adoption of ASU 2009-17 on the Company’s financial condition, results of operations and cash flows, and has not determined whether it will adopt the new guidance prospectively or retrospectively.

Comparison of the years ended December 31 2009, 2008 and 2007

Revenues

The following table sets forth Current Generation revenues and percentage changes for the periods indicated (in thousands):

	Year ended December 31,			% Change In 2009	% Change In 2008
	2009	2008	2007
Revenues
Capacity	$15,338	$12,400	$12,338	23.7%	0.5%
Telephony	11,328	12,771	12,508	(11.3)%	2.1%
Data	2,756	3,400	2,908	(18.9)%	16.9%
Equipment	4,277	5,025	5,265	(14.9)%	(4.6)%
Other	829	889	1,064	(6.7)%	(16.4)%

Total Revenues	$34,528	$34,485	$34,083	0.1%	1.2%

Capacity

The Company provides bandwidth and power to customers who implement and operate their own networks. The specified bandwidth and power is generally customer dedicated once purchased and is not subject to other sale or preemption by SkyTerra LP except for emergency purposes. Capacity customers generally operate under contractual arrangements ranging from short-term (month-to-month) to end of current network life in length. These contracts do not generally provide for annual increases or variable revenues, but do provide for increased capacity at specified rates. Capacity revenue for 2009, as compared to 2008, increased due to of the increased bandwidth requirements of existing customers. Capacity revenue for 2008 did not fluctuate significantly as compared to 2007.

Telephony

The Company provides voice service to end users, including dispatch service, which provides the wide-area equivalent of “push-to-talk” two-way radio service among users in customer defined groups. Dispatch service facilitates team-based group operations and is highly suited for emergency communications. Telephony customers are acquired through retail dealers or resellers. Retail dealers receive activation fees and earn commissions (generally 8%) on monthly end user fixed access revenues and variable usage revenues. Resellers are under contractual arrangements for their purchase of monthly access and usage, and the reseller manages certain arrangements with the end user, including billing.

Telephony customers are charged fixed monthly access fees and variable usage charges, generally charged by minute of usage, depending on voice plan chosen. A typical customer telephony plan requires monthly access fees that range from $25 to $175 that includes from zero to 2,000 “included” airtime minutes. Each additional minute used over the included minutes is charged at a rate of $0.89 to $1.19.

The following table sets forth telephony subscribers, quarterly subscriber changes, and average monthly revenue per subscriber unit (“ARPU”):

	2009	ARPU	2008	ARPU	Change Subscribers	Change ARPU
Total subscribers, January 1	19,014		19,866		(4.3)%
Additions	256		548		(53.3)%
Deletions	(792)		(443)		(78.8)%

Total subscribers, March 31	18,478	$49.73	19,971	$52.56	(7.5)%	(5.4)%
Additions	836		597		(40.0)%
Deletions	(611)		(1,421)		57.0%

Total subscribers, June 30	18,703	$51.73	19,147	$54.52	(2.3)%	(5.1)%
Additions	246		905		(72.8)%
Deletions	(714)		(768)		7.0%

Total subscribers, September 30	18,235	$54.39	19,284	$58.91	(5.4)%	(7.7)%
Additions	611		406		50.1%
Deletions	(807)		(676)		(19.4)%

Total subscribers, December 31	18,039	$48.92	19,014	$52.43	(5.1)%	(6.7)%
Average, for the year ended December 31	18,469	$51.19	19,492	$54.61	(5.3)%	(6.3)%

	2008	ARPU	2007	ARPU	Change Subscribers	Change ARPU
Total subscribers, January 1	19,866		19,133		3.8%
Additions	548		760		(27.9)%
Deletions	(443)		(444)		0.2%

Total subscribers, March 31	19,971	$52.56	19,449	$51.17	2.7%	2.7%
Additions	597		827		(27.8)%
Deletions	(1,421)		(711)		(99.9)%

Total subscribers, June 30	19,147	$54.52	19,565	$52.77	(2.1)%	3.3%
Additions	905		702		28.9%
Deletions	(768)		(605)		(26.9)%

Total subscribers, September 30	19,284	$58.91	19,662	$56.78	(1.9)%	3.8%
Additions	406		715		(43.2)%
Deletions	(676)		(511)		(32.3)%

Total subscribers, December 31	19,014	$52.43	19,866	$52.19	(4.3)%	0.5%
Average, for the year ended December 31	19,492	$54.61	19,581	$52.23	(0.5)%	4.6%

Telephony revenues for 2009, as compared to the same period in 2008, decreased due to a decrease in ARPU and average subscribers.

Telephony revenues for 2008, as compared to the same period in 2007, increased due to an increase in ARPU.

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

Data revenues for 2009, as compared to 2008 decreased due to a decrease of 10.7% in the average number of subscribers and a 9.2% decrease in the average monthly revenue per subscriber unit.

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

Equipment sales during 2009 decreased as compared to 2008 due to the deferral of revenue related to equipment sales made after the initiation of the Company’s transition incentive program and a decline in the average sales price per unit attributable to volume order discounts.

Equipment sales during 2008 decreased slightly as compared to 2007 due to decreased sales of mobile terminals.

Other Revenue

Other revenue consists of billing and administrative functions performed for customers, remote monitoring, and other fees.

Operating Expenses

The table below sets forth the Company’s operating expenses and percentage changes for the periods indicated (in thousands).

	Year ended December 31,			% Change In 2009	% Change In 2008
	2009	2008	2007
Cost of equipment sold	$4,245	4,165	4,245	1.9%	(1.9)%
Operations and cost of services (exclusive of depreciation and amortization)	$65,985	$32,310	$25,030	104.2%	29.1%
Sales and marketing	8,875	8,452	7,559	5.0%	11.8%
Research and development (exclusive of depreciation and amortization)	19,186	15,557	10,568	23.3%	47.2%
General and administrative	37,555	35,431	29,643	6.0%	19.5%
Depreciation and amortization	33,317	32,688	29,129	1.9%	12.2%
Impairment of goodwill	—	10,389	—	(100)%	100%

Total operating expenses, excluding cost of equipment sold	$169,163	$138,992	$106,174	21.7%	30.9%

Cost of Equipment Sold

The cost of equipment sold is comprised of the cost of handsets. The Company does not manufacture any of its own equipment, rather, all components are purchased from third parties. Also included in cost of equipment sold are the costs of warehousing and warehousing services.

Cost of equipment did not fluctuate significantly in the years presented. Equipment margins during 2009 decreased as compared to 2008 due primarily to the deferral of revenue related to equipment sales made after the initiation of the Company’s transition incentive program.

Operations and Cost of Services

Operations and cost of services expenses include compensation costs of MSS operations employees, telemetry, tracking, and control of the current generation network other costs to operate the Company’s current network, engineering cost of next generation network product offerings, and facility costs.

On May 19, 2009, SkyTerra LP provided notice of termination for anticipatory material breach of its Launch Services Agreement with Sea Launch regarding SkyTerra-2. As a result, in the second quarter of 2009 the Company recognized an impairment loss of $14.1 million to Operations and cost of services to write-off all previously capitalized costs related to such agreement, including $1.9 million of capitalized interest costs.

Operations and cost of services expenses increased during 2009, as compared to 2008, with 47% of the increase due to the $14.1 million impairment loss related to Sea Launch and 45% associated with the engineering of chipsets for next generation network devices. Increased compensation costs and staffing accounted for the remainder of the increase.

Operations and cost of services expenses increased during 2008, as compared to 2007, with 66% of the increase due to costs associated with the engineering of chipsets for next generation network devices and 27% due to increases in compensation costs, staffing levels and facilities costs.

Sales and Marketing

Sales and marketing expenses include the compensation of sales and marketing employees, and the cost of trade shows, advertising, marketing and other promotion.

Sales and marketing expenses increased during 2009, as compared to 2008, due to an increase in equity-based compensation, offset by decreased compensation costs and staffing. The net increase in equity-based compensation during 2009, as compared to 2008, was due to additional expense in the second and fourth quarters of 2009 due to accelerated vesting of employee options upon termination, partially offset by the recognition of additional equity-based compensation expense in the first quarter of 2008 resulting from the modifications to outstanding options.

Sales and marketing expenses increased during 2008, as compared to 2007, due to increases in equity-based compensation related to the 2008 modifications to outstanding options, and costs related to the design of a prototype device (design shell for purposes of look and feel) to operate on the next generation network. Those increases were offset by decreased staffing levels during the second half of 2008, and a reduction in consulting and professional fees related to market analysis incurred in 2007 that did not recur in 2008.

Research and Development

Research and development expenses include the compensation costs of employees working on next generation products, the development of business and other operating software for the next generation network, and other development costs of the next generation network.

Research and development expenses increased during 2009, as compared to 2008. In the fourth quarter of 2009, the Company delayed certain business and other operating software development activities related to its next generation network and recorded a $1.6 million expense related to the write-off of the carrying amount of software assets associated with those development efforts, for which the Company has no current or expected future use. The remainder of the increase was attributable to increased third-party consulting expenses related to the development of business and other operating software for the next generation network and increased legal and regulatory fees associated with development activities.

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

General and administrative expenses increased during 2009, as compared to 2008 due primarily to the incurrence of professional fees related to the Harbinger Merger.

General and administrative expenses increased during 2008, as compared to 2007 due primarily to legal fees associated with the July 2008 Harbinger Contribution and Support Agreement, and increased equity-based compensation due to the granting of restricted shares and options to certain executives and members of the Board of Directors, and the February 2008 modifications to outstanding options.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of property and equipment and the amortization of intangible assets.

Depreciation and amortization expenses did not fluctuate significantly during 2009, as compared to 2008. Depreciation and amortization expenses increased during 2008, as compared to 2007, due primarily to an increase in intangible assets resulting from the TerreStar Corporation Exchange Transactions that occurred in February and November 2007.

Impairment of Goodwill

The Company tests goodwill for impairment annually, or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the fourth quarter of 2008, the Company performed its annual goodwill impairment test. As result of this analysis the Company determined its goodwill was impaired and recorded an impairment charge of $10.4 million in 2008 to fully write-off its goodwill.

Other Income, Other Expenses and Extraordinary Gain

The following table sets forth other income and expenses for the periods indicated (in thousands):

	Year ended December 31,			% Change In 2008	% Change In 2007
	2009	2008	2007
Interest income	$807	$6,805	$18,156	(88.1)%	(62.5)%
Interest expense	(93,441)	(40,242)	(39,093)	132.2%	2.9%
Management fees from TerreStar	781	589	602	32.6%	(2.2)%
Impairment of investment in TerreStar Networks	—	(70,730)	(34,520)	(100)%	104.9%
Change in fair value of warrants	9,795	—	—	100%	—
Other income (expense)	291	(1,538)	(904)	118.9%	(70.1)%
Benefit for income taxes	—	1,110	333	(100.1)%	233.3%
Extraordinary gain on acquisition of minority interest	—	3,006	—	(100)%	100%

Interest Income

Interest income is interest earned on cash, cash equivalents, restricted cash and short-term investments. Interest income decreased during 2009 and 2008, as compared to 2008 and 2007, respectively due to the decrease in average invested balances of cash, cash equivalents, and short-term investments, and declining yields.

Interest Expense

Interest expense is comprised of the amortization of the discount and debt issuance costs on Senior Secured Discount Notes, interest and amortization of the discount on the 16.5% Senior Unsecured Notes, interest and amortization of the discount and debt issuance costs on the 18% Senior Unsecured Notes, and interest and amortization of discount incurred on Notes Payable—Vendor, offset by capitalized interest on the next generation network (under construction). Total and capitalized interest is as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Capitalized interest	$104,395	$72,894	$32,543
Interest expense	93,441	40,242	39,093

Total interest	$197,836	$113,136	$71,636

Total interest increased during 2009, as compared to 2008, due to increased debt balances, generally through the issuance of 18% Senior Unsecured Notes in the total amount of $400 million in January, April, and July 2009. In addition, interest on the 16.5% Senior Unsecured Notes was paid in-kind, thereby also increasing debt balances.

Total interest increased during 2008, as compared to 2007, due to increased debt balances, generally through the issuance of 16.5% Senior Unsecured Notes in the total amount of $150 million in January 2008.

Impairment of Investment in TerreStar Networks

During 2008, the Company recorded an other-than-temporary impairment charge for its TerreStar Networks investment in the amount of $70.7 million caused by decreases in the market value of TerreStar Corporation (parent of TerreStar Networks) publicly traded stock.

During 2007, the Company recorded an other-than-temporary impairment charge for its TerreStar Networks investment in the amount of $34.5 million driven by continued decreases in market value of TerreStar Corporation (parent of TerreStar Networks) publicly traded stock.

Change in fair value of warrants

Beginning on January 1, 2009, the Company recognizes certain warrants as liabilities at their respective fair values on each reporting date. The estimated fair values fluctuate based on the changes in the estimate inputs, including changes in the price of the Company’s common stock.

Upon announcement of the Harbinger Merger, the Company’s stock price, a significant input in the warrant valuation model, increased significantly. However, if such a merger were to be consummated, the Harbinger 2008 warrants and the Vendor Warrants would be converted to a right to receive, in cash, $5 per warrant upon exercise and remittance to the Company of the $10 exercise price per warrant, essentially making the warrants worthless. To value the Harbinger 2008 warrants and the Vendor Warrants as of December 31, 2009, the Company estimated the likelihood of merger consummation using observable market data (trading share price versus Harbinger Merger offer price), and utilized the last observed Company stock price prior to the merger announcement as inputs to the valuation model.

Other Income (Expense)

During 2008, the Company determined that one commercial paper investment had become “other-than-temporarily impaired” and recorded an impairment charge of $1.6 million to write down that investment to its estimated fair value. During 2007, the Company recorded a liability of $1.2 million related to tax withholding, penalties, and interest owed to taxing authorities by the SkyTerra foreign shareholders in connection with the distribution of Hughes Communications Inc. (“HCI”) shares in a taxable spin-off transaction in February 2006.

Benefit for Income Taxes

The Company’s effective tax rate differs from the Federal statutory rate of 34%, due primarily to valuation allowances recorded on net deferred tax assets. For 2008 and 2007, the Company recorded tax benefits of $1.1 million and $0.3 million, respectively, for tax loss carrybacks attributable to SkyTerra Canada.

Extraordinary gain on acquisition of minority interest

On December 10, 2008, the Company issued 736,209 shares of non-voting common stock to the remaining minority limited partners and acquired all of the remaining limited partnership interests in SkyTerra LP it did not already own. As a result, the Company’s ownership of SkyTerra LP increased to 100%. This transaction was accounted for under the purchase method of accounting. The fair value of the interest in the net assets acquired exceeded the fair value of the consideration paid resulting in “negative goodwill.” Such negative goodwill was allocated on a pro rata basis to the interest in the long-lived assets acquired such that there was no net adjustment to the carrying amount of the long-lived assets. After allocation of the negative goodwill against the fair value basis of the qualifying assets acquired, the remaining excess of $3.0 million was recognized as an extraordinary gain.

Liquidity and Capital Resources

The Company’s principal source of liquidity has historically been the issuance of debt instruments. The Company’s primary cash needs are for working capital, capital expenditures, debt service and operating expenses. The Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the Company’s control. The Company has financed its operations to date through the private placement of debt (primarily with Harbinger), equity securities, and vendor financing. The Company’s ability to raise additional equity or debt capital is subject to a number of limitations in the Harbinger Merger Agreement and the Master Agreement as well as the Company’s outstanding debt obligations. Cash payment of principal on the Company’s Notes Payable—Vendor is due in full in December 2010. Cash payments of interest on the Company’s Senior Secured Discount Notes are scheduled to begin in October 2010, with cash payment of the fully accreted principal due in full in April 2013. Cash payment of interest on the 18% Senior Unsecured Notes is scheduled to begin in July 2011, and cash payment of principal (including the additional notes issued as paid-in-kind notes) is due in full in July 2013. Cash payment of interest on the 16.5% Senior Unsecured Notes is scheduled to begin in June 2012, and cash payment of principal (including the additional notes issued as paid-in-kind interest) is due in full in May 2013.

The Company’s current operating assumptions and projections reflect management’s best estimate of future revenue, operating expenses, and capital commitments (which have recently been revised), and indicate that the Company’s current sources of liquidity (not including the Fourth Closing Date of the 18% Senior Unsecured Notes (as defined herein)) should be sufficient to fund the Company only through the third quarter of 2010, creating substantial doubt about the Company’s ability to continue as a going concern. Additional funds will be needed to complete the construction of the next generation integrated network, fund operations, and begin making material cash principal and interest payments on indebtedness in the fourth quarter of 2010. Further, the Company’s ability to meet its projections, is subject to uncertainties, and there is no assurance that the Company’s current projections will be accurate or that the Company will not need to alter its operations if its projections prove inaccurate.

Pursuant to the terms of a funding agreement with Harbinger that was entered into prior to the Harbinger Merger Agreement, the Company has committed financing of $100 million available to it through the sale of the Fourth Closing Date of the 18% Senior Unsecured Notes. In the event that the Harbinger Merger is not completed, Harbinger will be obligated to fund the remaining $100 million of 18% Senior Unsecured Notes, subject to the satisfaction of applicable conditions to such funding. The receipt by the Company of the Fourth Closing Date of the 18% Senior Unsecured Notes does not significantly extend the Company’s liquidity.

No assurance can be given that the Harbinger Merger or the Fourth Closing Date of the 18% Senior Unsecured Notes will close. If the Harbinger Merger or the Fourth Closing Date of the 18% Senior Unsecured Notes does not close, and/or other Harbinger funding is not forthcoming, the Company may pursue other means to extend its liquidity and raise capital. Those alternatives may include a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity, the renegotiation of vendor payment schedules to defer payments into the future, the postponement of certain discretionary spending, the sale of the Company’s investment in TerreStar Networks, the sale of other Company assets, the delay or cancellation of certain of the Company’s planned operations, or some combination of these actions. In the event that the Harbinger Merger does not close, the Company intends to re-evaluate the financial and strategic alternatives that will be available to it at such time and there is no assurance that the Company will be able to find alternative financing sources. In addition, the terms of the Company’s current and expected future indebtedness and other contractual arrangements (including those with Harbinger) include significant limitations on the ability to incur and the terms of additional debt, including amount, covenants, access to security, and duration, among other factors, and impose limitations on the structure of strategic transactions.

The remaining cost of carrying out the Company’s business plan is significant, and is significantly more than the Company’s currently available and committed resources. If the Company fails to obtain necessary financing on a timely basis, the Company may be forced to cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

If the Company fails to obtain necessary financing on a timely basis, it may be able to continue operations, but in such a way that it must significantly alter its next generation network development plans. In such a case, the Company’s satellite construction, launch, or other events necessary to deploy and operate the Company’s next generation network and conduct the Company’s business could be significantly delayed, or its costs could materially increase; the Company could default on its commitments to its satellite construction or launch contractors, creditors or other third parties leading to termination of construction or inability to launch the Company’s satellites; and the Company may not be able to complete its next generation integrated network as planned or seek a purchaser for its satellite business or assets. Further, SkyTerra LP and SkyTerra Canada could lose their FCC licenses, Industry Canada licenses and their other international rights if they fail to achieve required performance milestones.

Capital Required for Next Generation Satellite-Based and Terrestrial Network

The remaining cost to develop and completely construct the full capabilities of the Company’s next generation network is significant. The Company will require significant additional funds to construct a terrestrial component of such a network if it desires to pursue network services that are not satellite-based. The Company estimates the deployment of the terrestrial portion of the network could be a multi-billion dollar undertaking depending on the number of markets deployed, the scope of the terrestrial build within each market, and the service offering. Significant additional funding will be required to fund operations after the launch of the satellites. The state of the economy and the capital markets provide an additional challenge to raise additional funding.

The cost of building and deploying the satellite-based and terrestrial component of the next generation network could exceed current estimates. For example, if the Company elects to further defer payments under the satellite construction contract, modify design, and/or exercise certain options to buy additional satellites or other equipment or services, the costs for the satellite component of the network will increase, possibly significantly. The cost to develop devices could be greater, perhaps significantly, than current estimates, depending on the ability to attract distribution partners for both the satellite and terrestrial services. In addition, the magnitude of the terrestrial network capital requirement depends upon a number of factors including: choice of wireless technology; desired applications; the general pace of construction; and in profits, or losses in the initially deployed markets. The Company may not have control over these factors as it works with various strategic and distribution partners who may have varying degrees of influence on these decisions in exchange for capital contributions and other commitments. In all scenarios, the Company will require significant additional capital beyond its current resources.

Contractual Obligations and Known Future Cash Requirements

Set forth below is information concerning the Company’s known contractual obligations as of December 31, 2009 that are fixed and determinable. The Company’s various non-cancelable vendor arrangements, long-term and other debt arrangements, non-cancelable operating leases and agreements with initial terms of greater than one year are as follows, except as noted (in thousands):

As of December 31, 2009, the Company is contractually obligated to make the following payments:

	Payments due by period
	Total	2010	1-3 years	3-5 years	More than 5 years
Senior Secured Discount Notes	$1,065,000	$52,500	$210,000	$802,500	$—
16.5% senior unsecured notes (1)	344,032	35,072	89,276	219,684	—
18% senior unsecured notes (2)	790,550	86,317	196,002	508,231	—
Notes payable—vendor	120,551	120,551	—	—	—
Next generation network construction (3)	47,136	47,136	—	—	—
Satellite launch services	67,425	58,725	8,700	—	—
Chipset, device and satellite base station subsystem	67,062	45,212	21,850	—	—
Operating leases (4)	23,912	3,061	3,135	2,825	14,891
Satellite operational services	23,309	2,791	3,071	2,868	14,579
Other	9,003	6,792	316	316	1,579

	$2,557,980	$458,157	$532,350	$1,536,424	$31,049

(1)	Assumes semi-annual interest payments made “in-kind” through the permitted “in-kind” period, with cash payment of interest beginning June 2012.

(2)	Assumes semi-annual interest payments made “in-kind” through the permitted “in-kind” period, with cash payment of interest beginning July 2011.
(3)	The amounts exclude in-orbit incentives and potential interest associated with the incentives as discussed above.
(4)	The Company leases office space and computer and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase.

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

Off-Balance Sheet Financing

The Company did not enter into any off-balance sheet arrangements, other than operating leases in the normal course of business during 2009. As of December 31, 2009, the Company does not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flow

Net Cash Used in Operating Activities. During 2009, net cash used in operating activities increased $50.1 as compared to 2008, due to a $31.25 million payment to Inmarsat in December 2009 (see “Spectrum Improvement—Inmarsat Cooperation Agreement” above), increases in personnel, staffing and related costs, and increased expenses to develop the next generation network.

During 2008, net cash used in operating activities increased $24.0 million, as compared to 2007 due to increases in personnel, staffing and related costs, and increased expenses to develop the next generation network.

Net Cash Used in Investing Activities. During 2009, net cash used in investing increased primarily due to sales and maturities of investments as compared to 2008. That impact was partially offset by a decline in cash expenditures for the purchase of property and equipment, due in part to the Company’s utilization of Notes payable—vendor to finance the construction of its next generation network. Additionally, during 2008 the Company made $37.0 million of payments related to tax liabilities assumed in the 2007 BCE Exchange Transaction.

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

Net Cash Provided by Financing Activities. During 2009, net cash provided by financing activities increased primarily as a result of proceeds from the issuance of $400 million 18.0% senior unsecured notes during 2009.

During 2008, net cash provided by financing activities increased primarily as a result of proceeds from the issuance of $150 million 16.5% senior unsecured notes during 2008.

Related Parties

Harbinger

Harbinger owns shares constituting approximately 46% of the voting power of SkyTerra’s voting common stock (as well as warrants and shares of SkyTerra’s non-voting common stock which are convertible into or exercisable for shares of SkyTerra’s voting common stock under certain circumstances). Harbinger has made material purchases of the Company’s debt over the past several years and, pursuant to the terms of the Harbinger Merger Agreement, plans to acquire all of the common stock not currently owned by it.

TerreStar Networks and TerreStar Corporation

TerreStar Corporation owns a controlling interest in TerreStar Networks. The Company owns 10.6% of TerreStar Networks. In addition, SkyTerra LP had granted options to purchase the common stock of TerreStar Networks to certain employees of SkyTerra LP prior to the spin-off of TerreStar Networks in May 2005, which are vested and exercisable as of December 31, 2009. SkyTerra LP and TerreStar Networks operate under an intellectual property development sharing arrangement. Amounts related to such arrangement are not material. The non-recurring expenses incurred in connection with the Alcatel-Lucent, Infineon and Hughes development efforts will be shared with TerreStar Networks (see Corporate Activity). The Company had a receivable of $0.7 million and $0.2 million from TerreStar Networks as of December 31, 2009 and 2008, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

The United States dollar is the reporting currency for the Company’s consolidated financial statements. The functional currency of the Company’s Canadian subsidiary and joint venture is the Canadian dollar. The financial statements of these entities are translated to United States dollars using period end rates for assets and liabilities, and the weighted average rate for the period for all expenses and revenues. During the normal course of business, the Company is exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the Canadian dollar and the Euro. To reduce the impact of these risks and to increase the predictability of cash flows, the Company uses natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk. When natural offsets are not sufficient, from time to time, the Company enters into certain derivative contracts to buy and sell foreign currencies. The Company’s policies prohibit speculative trading and allows for derivative contracts to be entered into only when a future foreign currency requirement is identified. These contracts generally have durations of less than one year. As of December 31, 2009 the Company held foreign currency contracts with maturities of less than one year with a notional value of $6.7 million. The Company recognized a gain of $0.3 million during 2007, a loss of $0.4 million during 2008 and a gain of $0.1 million during 2009 related to derivative contracts.

Interest Rate Risk

Changes in interest rates affect the fair value of the Company’s fixed rate debt. There is limited active public trading in the Company’s Senior Secured Notes, and there is no public trading in any other of the Company’s debt securities. To determine fair value of these securities, an estimated bid-side broker quote of the Company’s Senior Secured Discount Notes was obtained and was also used as the basis to estimate the fair value of the Company’s 16.5% Senior Unsecured Notes and 18% Senior Unsecured Notes, taking into consideration historical yield spreads between the Company’s secured and unsecured debt securities, resulting in an aggregate fair value of $1,323.4 million at December 31, 2009. Based on securities outstanding at December 31, 2009, a 1% increase or decrease in interest rates, assuming similar terms and similar assessment of risk by lenders, would change the estimated fair value by $33.9 million and $35.1 million, respectively at December 31, 2009.

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

The Company has cash flow exposure to changing interest rates on its Vendor Notes because the interest rate for these securities is not fixed. As of December 31, 2009 the Company had $116.0 million outstanding under its Notes Payable—Vendor with interest rates tied to changes in the LIBOR rate. Based on balances outstanding at December 31, 2009, a 1% increase or decrease in interest rates, assuming repayment of the Vendor Note in accordance with scheduled maturities, would change the Company’s annual interest expense by $1.2 million at December 31, 2009.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary financial data required by this Item 8 are set forth in Item 15 of this report. All information which has been omitted is either inapplicable or not required.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, our management has determined that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2009. This report is included in the report of independent registered public accounting firm herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SkyTerra Communications, Inc.

We have audited SkyTerra Communications, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkyTerra Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SkyTerra Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SkyTerra Communications, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of SkyTerra Communications, Inc. and our report dated February 25, 2010 expressed an unqualified opinion thereon that included an explanatory paragraph regarding SkyTerra Communications, Inc.’s ability to continue as a going concern.

/s/ Ernst & Young LLP

McLean, Virginia

February 25, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the Company’s executive officers and directors as of February 24, 2010:

Name	Age	Position
Alexander H. Good (1)	60	Chief Executive Officer and President, Chairman and Director
Scott Macleod (2)	47	Executive Vice President, Chief Financial Officer and Treasurer
Gary Epstein (3)	63	Executive Vice President, Law and Regulation
Marc Montagner (4)	48	Executive Vice President of Strategy, Development & Distribution, SkyTerra LP
Andrew Caplan	49	Chief Network Officer, SkyTerra LP
Randy S. Segal (5)	53	Former Senior Vice President, General Counsel and Secretary
Jose A. Cecin, Jr. (6)	46	Director
Paul S. Latchford, Jr. (7)	55	Director
Jeffrey M. Killeen (8)	56	Director
William F. Stasior (8)	69	Director
Michael D. Weiner	57	Director

(1)	Mr. Good also serves as SkyTerra LP’s, Chief Executive Officer, President and Vice Chairman.
(2)	Mr. Macleod also serves as SkyTerra LP’s Executive Vice President and Chief Financial Officer.
(3)	Mr. Epstein also serves as SkyTerra LP’s Executive Vice President, Law and Regulation.
(4)	Mr. Montagner serves as SkyTerra LP’s Executive Vice President of Strategy, Development & Distribution.
(5)	Ms. Segal formerly also served as SkyTerra LP’s Senior Vice President, General Counsel and Secretary.
(6)	Member of the Compensation Committee, Audit Committee, and Special Committee of the Board of Directors.
(7)	Member of the Compensation Committee of the Board of Directors.
(8)	Member of the Audit Committee and Special Committee of the Board of Directors.

Executive Officers

Alexander H. Good – Chief Executive Officer and President, Chairman of the Board of Directors.

Mr. Good has been the Company’s Chief Executive Officer and President since December 2006. Mr. Good was elected to the Board of Directors of the Company on April 9, 2008 and became the Chairman of the Board of Directors on April 24, 2008. Mr. Good has served as SkyTerra LP’s Chief Executive Officer, President and Vice Chairman of the Board since April 2004. In 2002 and 2003, Mr. Good served as the Executive Chairman of Affinity Internet and as the Executive Chairman of Nexverse Networks, Inc., now Veraz Networks, Inc., and also served as a director of NextLevel Communications, Inc. From 1999 to 2001, Mr. Good was Chairman and CEO of @Link Networks, Inc. From 1997 to 1999, Mr. Good was Executive Vice President of Bell Atlantic Corporation (now Verizon). He served as Senior Vice President of Corporate Development of Bell Atlantic Corporation from 1995 to 1997 and was Chairman and CEO of Bell Atlantic International from 1994 to 1997. Mr. Good served as Senior Vice President of Mtel Communications, Inc. and CEO of MTEL International from 1990 to 1994.

As Chief Executive Officer of the Company, Mr. Good brings to his position as a member of our Board an in-depth knowledge and daily experience of the Company, its markets, technology, finances and strategic opportunities. Mr. Good’s depth of experience and focus on the Company assures that all board deliberations are made with all considerations taken into account which should be considered. Mr. Good’s prior board positions and senior executive positions with other domestic and international telecommunications companies also provides Mr. Good extensive comparative insights for the board deliberation process. Since April 2004, Mr. Good has also served as the Chief Executive Officer of SkyTerra LP. During his tenure as Chief Executive Officer of the Company and/or SkyTerra LP, Mr. Good has played a key role in defining and implementing the Company’s next generation satellite system and terrestrial vision.

Scott Macleod—Executive Vice President and Chief Financial Officer.

Mr. Macleod has been the Company’s Executive Vice President and Chief Financial Officer since December 2006. Mr. Macleod has served as SkyTerra LP’s Executive Vice President and the Chief Financial Officer since January 2006. From May 2003 to January 2006, Mr. Macleod served as a Managing Director of Rothschild Inc., a boutique investment bank that provides financial advisory services. From May 1999 to January 2003, Mr. Macleod was Chief Corporate Development Officer of XO Communications, and from 1992 to 1999, he worked in the Global Communications Group at Merrill Lynch, serving most recently as Managing Director of that group.

Gary Epstein—Executive Vice President of Law and Regulation.

Mr. Epstein has been the Company’s Executive Vice President of Law and Regulation since March 2009. From February through March 2009, Mr. Epstein served at the U.S. Federal Communications Commission, where he provided interim leadership for the transition to digital television. From November 2008 to January 2009, Mr. Epstein served as a team leader on the Economics and International Trade Team in the Obama-Biden transition. From 1983 to 2008, Mr. Epstein was a partner and Global Head of the Communications Practice Group at Latham & Watkins LLP, an international law firm. Mr. Epstein also serves as the Board Chair for DC Appleseed.

Marc Montagner—Executive Vice President of Strategy, Development and Distribution.

Mr. Montagner has served as the Company’s Executive Vice President of Strategy, Development and Distribution since February 2009. From 2007 to January 2009, Mr. Montagner was Managing Director and Co-Head of the Global Telecom, Media and Technology Merger and Acquisition Group at Banc of America Securities. From 2002 to 2006, Mr. Montagner was Senior Vice President of Corporate Development at Nextel, and then Sprint Nextel. From 1994 to 2002, Mr. Montagner was a Managing Director in the Telecom and Media Group at Morgan Stanley.

Andrew Caplan—Chief Network Officer.

Mr. Caplan has served as SkyTerra LP’s Chief Network Officer since January 2007. From 2005 to 2007, Mr. Caplan acted as a consultant to numerous venture capital and private equity firms investing in telecommunications and technology companies, including serving as Executive in Residence for Columbia Capital, a venture capital franchise in wireless, broadband, media, and enterprise information technology investing. From 1996 to 2005, he founded and led Nextel’s national engineering organization, where he was responsible for development, engineering, planning, and deployment of new technologies, products, and services, highlighted by the introduction of Nextel’s nationwide and international Push-to-Talk feature. From 1983 to 1995, Mr. Caplan served in progressive engineering, operations, and product development roles with MCI Communications.

Randy S. Segal—Former Senior Vice President, General Counsel and Secretary.

Ms. Segal previously served as the Company’s Senior Vice President, General Counsel and Secretary from April 25, 2008 through September 2, 2009. Ms. Segal as served as SkyTerra LP’s Senior Vice President, General

Counsel and Secretary from September 2004 to September 2, 2009. From May 2001 to September 2004, Ms. Segal was Senior Vice President and General Counsel for Hughes Network Systems Inc. and served on Hughes Network Systems Inc.’s international subsidiaries’ boards of directors. Ms. Segal also served on the boards of directors of XM Satellite Radio Holdings Inc. from 1999 to 2002 and SkyTerra GP Inc. from 2000 to 2001. From 1992 to 2001, Ms. Segal was Senior Vice President and General Counsel of Motient Corporation. From 1983 to 1992, Ms. Segal practiced with Debevoise & Plimpton, an international law firm. She also served as a Federal Law Clerk in the United States District Court, the Southern District of New York from 1981 to 1982 and in the Fifth Circuit United States Court of Appeals from 1982 to 1983.

Directors

Jose A. Cecin, Jr.—Director of the Company since April 2008.

Mr. Cecin is currently the Executive Vice President and Chief Operating Officer of RCN Corporation, a competitive broadband services provider. From 2003 to 2008, Mr. Cecin was a Managing Director and Group Head of the Communications Investment Banking practice at BB&T Capital Markets, the investment banking division of BB&T Corporation, where he was Group Head of the firm’s Communications Investment Banking practice. In 1999, he co-founded Cambrian Communications, a facilities-based telecommunications service provider, where he served as Chief Operating Officer. Mr. Cecin was also a co-founder of Wave International, a financier and builder of telecommunications infrastructure in emerging markets, where from 1996 to 1999 he helped acquire, fund and build out competitive telecommunications infrastructure in Venezuela’s 5 largest cities. Mr. Cecin also previously served as Managing Director of Corporate Development at Bell Atlantic Corporation (now Verizon). From 1985 to 1990, he served as an officer in the United States Army’s 25th Infantry Division. Mr. Cecin currently serves on the board of directors of RCN Corporation, and is Chairman of the Board of Arbinet Corporation. Mr. Cecin earned a B.S. degree in Electrical Engineering from the United States Military Academy at West Point and an M.B.A. from Stanford University. Mr. Cecin serves on our Audit Committee, Compensation Committee and Special Committee.

Mr. Cecin’s lead banking experience at BB&T Capital Markets, combined with his breadth of international telecommunications experience, positions him to bring tremendous experience to the Company in his role as a member of our Board. The financial acumen, negotiating skill and transaction experience he gained as the Group Head of Communications Investment Banking at BB&T Capital Markets, ideally positions him to serve as a member of the Audit Committee and Compensation Committee and as the Chairman of the Special Committee of the Board. Mr. Cecin has also served on a number of public company boards, including NEON Communications (from 2004 – 2007), Arbinet (where he currently serves as Chairman of the Board) and RCN Corporation (from 2009 to present). He has a deep understanding and appreciation of fiduciary duties and securities law obligations for Board service. Mr. Cecin’s long-term career as a telecommunications executive, including international telecommunications, has prepared him for service on the Board in transactions by the Company involving joint ventures and acquisitions in Mexico and in the United Kingdom.

Jeffrey M. Killeen—Director of the Company since October 1998.

Since January 2002, Mr. Killeen has been Chairman and Chief Executive Officer of Globalspec, Inc., an information services company. Mr. Killeen was the Chief Executive Officer of Forbes.com from August 1999 to March 2001. From January 1998 to March 1999, Mr. Killeen was the Chief Operating Officer of barnesandnoble.com. Mr. Killeen also served as President and Chief Executive Officer of Pacific Bell Interactive Media from August 1994 to January 1998. Mr. Killeen currently serves on the board of directors of drugstore.com, Inc. Mr. Killeen serves on our Audit Committee and Special Committee.

As a long-term member of our Board, Mr. Killeen’s over ten-years of experience and continued service on the Board brings to the Company tremendous value in ensuring continuity for the Board through management changes, and as SkyTerra LP became a wholly owned subsidiary of the Company. Mr. Killeen is also a long- serving Chief Executive Officer of information services and other interactive internet companies, which has provided our Board with a senior level technology perspective that the Company relies upon. Mr. Killeen has been a member of the Board throughout situations involving controlling shareholder changes in the Company, and maintains an independent perspective on the interests of the Company’s non-affiliated shareholders. Mr. Killeen’s experience as a Chief Executive Officer of numerous technology companies has given him the knowledge and expertise required for service on our Board, and his understanding of accounting issues relevant to technology companies makes him an ideal member on our Audit Committee. Mr. Killeen’s long public company board experience and independence also made Mr. Killeen a critical member of the Special Committee.

Paul S. Latchford, Jr.—Director of the Company since April 2008.

Mr. Latchford is the Co-Founder, President and Chief Executive Officer of Spencer Trask Media & Communications Group LLC, a private equity firm. Prior to joining Spencer Trask in June 1999, Mr. Latchford served as Principal Vice President for Global Business Development at Bechtel Group, Inc. from February 1997 to June 1999. Beginning in the early 1990’s, Mr. Latchford held several regional business development positions at Bell Atlantic International, Inc. and was appointed Vice President of Business Development for the Asia Pacific Region in 1994. Mr. Latchford serves on our Compensation Committee.

Mr. Latchford’s current position as a Chief Executive Officer and his prior service as an executive at international engineering and telecommunications companies such as Bechtel and Bell Atlantic provides him with the expertise and knowledge required of a company such as ours seeking strategic opportunities both domestically and abroad. Mr. Latchford’s senior positions in telecommunications with Bechtel and Bell Atlantic have provided him with valuable insight to guide our Company during a time of critical strategic positioning. Mr. Latchford’s leadership role with Spencer Trask provides him critical insight into the skills required to develop and motivate a management team, and for service on our Compensation Committee.

William F. Stasior—Director of the Company since April 2000.

Mr. Stasior was the Chairman and Chief Executive Officer of Booz Allen & Hamilton Inc., a management and technology consulting firm, from 1991 to 1999. Since October 1999, Mr. Stasior has been the Senior Chairman of Booz Allen. Mr. Stasior also serves on the board of directors of OPNET Technologies, Inc., a software company that specializes in enhancing network and application performance for businesses and governments. Mr. Stasior serves on our Audit Committee and Special Committee.

Mr. Stasior, like Mr. Killeen, serves as a long-term Board member, with significant experience serving on public company board through his long-term service on the Board. Mr. Stasior also served as Chairman and Chief Executive Officer for nearly a decade of Booz Allen Hamilton, a technology consulting firm whose reputation and experience in serving its clients, including many government clients, for national security and other critical needs, is well known. Mr. Stasior’s service on the Company’s Board began shortly after his long tenure with Booz Allen Hamilton was completed, and he brings with him to the Company’s Board extraordinary gravitas, wisdom and experience. Mr. Stasior experience in mature business operations also provides a balance to the Board’s decision-making process, both in the Audit Committee and in his role on the Special Committee. Mr. Stasior’s senior positions and tenure in the industry provide him the ability to ensure reasoned decision making considerations are undertaken by the Company. Mr. Stasior’s role on the Board of OPNET Technologies also provides to him additional public company experience that he can bring to bear in his position on the Company’s Board.

Michael D. Weiner—Director of the Company since June 2005.

Mr. Weiner has been Chief Legal Officer and General Counsel of Ares Management since September 2006. Previously, Mr. Weiner was employed with Apollo Management, L.P., a leading private investment management firm, where he served as general counsel from 1992 to 2006. Prior to joining Apollo in 1992, Mr. Weiner was a partner with the law firm of Morgan, Lewis & Bockius, where he specialized in securities law, public and private finance, and corporate and commercial transactions. Mr. Weiner also serves on the board of directors of Hughes Communications, Inc.

As an attorney with private equity management firms, including Apollo Management LP and Ares Management, Mr. Weiner has been intimately involved in ensuring ongoing compliance and consideration of legal requirements for his companies. Mr. Weiner’s experience as a securities and finance partner with Morgan, Lewis & Bockius provided him a solid basis for the legal and financial issues presented to the Board with respect to the proposed transactions faced by the Board as well as the key financing transactions critical to the Company’s ability to fund its operations and growth strategy.

CORPORATE GOVERNANCE

We operate our business according to high standards of ethical conduct, integrity and accountability. We have implemented governance policies and practices, that we believe meet or exceed the standards defined in the applicable laws and regulations, including the rules adopted by the Securities and Exchange Commission (the “SEC”).

Audit Committee

The Company’s Audit Committee is currently composed of three non-executive directors, Messrs. Cecin, Killeen and Stasior, all of whom have been determined by the Board to be independent under Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. The Board of Directors has determined that Mr. Cecin is an “audit committee financial expert” within the applicable definition of the rules of the SEC.

Code of Ethics

The Company has adopted a Code of Business Ethics (the “Code”) for its senior executive officers and senior financial officers, including its principal accounting officer and controller. The Code has been approved by our Board of Directors, and has been designed to deter wrongdoing among directors, officers and employees and to promote honest and ethical conduct, full, fair, accurate and timely disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of Code violations, and accountability for adherence to the same. A copy of the Code is incorporated by reference as an exhibit to this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, the Company believes that during the year ended December 31, 2009, its officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements, except with respect to two filings made but delayed past the specified deadline by Harbinger Capital Partners Master Fund I, Ltd., a 10% stockholder. The first delay was in filing on January 12, 2009, the acquisition of warrants issued by the Company on January 7, 2009. The second event was a filing on October 16, 2009, to reflect a loss of shares as a result of the final determinations as to non-recovery with respect to the Lehman Brothers International (Europe) bankruptcy on September 15, 2008.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The Company’s Compensation Committee is empowered to review and approve, or recommend for the approval of the full Board of Directors, the annual compensation for the executive officers of the Company, as well as the officers of our subsidiary, SkyTerra LP. Our Compensation Committee takes an active role in reviewing the compensation policies with respect to our executive officers as well as the executive officers of SkyTerra LP, which is a consolidated subsidiary.

Objectives of Compensation Program

There are several primary objectives of our compensation program, including our executive compensation program. The first objective is to attract and retain qualified management dedicated to working in the Company’s dynamic business environment. A second objective is to provide incentives to and rewards for each member of management in recognition of their contributions to the Company. Third, our compensation program seeks to promote an ownership mentality among our executives and the members of our Board of Directors. Finally, we endeavor to ensure that our compensation program is perceived as fundamentally fair to all stakeholders.

In 2009, and as more fully discussed under “Item 1. Business—Harbinger Merger,” we entered into the Harbinger Merger Agreement. In addition, in 2008 we entered into a the Master Agreement with Harbinger. The Harbinger Merger Agreement and the Master Agreement have had a direct and fundamental impact on the Compensation Committee’s implementation of the above compensation objectives and on the factors considered by the Compensation Committee in determining compensation amounts for 2009, as follows. First, the Harbinger Merger Agreement and the Master Agreement each includes a number of limitations on the Company’s operating activities, including, among other things, the Company’s ability to incur debt, sell certain assets or authorize any capital, operating or cash expenditures beyond stated amounts, pending consummation of the Harbinger Merger, which limitations have caused the individual and corporate-wide objectives originally approved by the Compensation Committee to be redirected and supplanted in certain significant regards as we strive to successfully complete the Harbinger Merger. Second, certain of the limitations in the Harbinger Merger Agreement also placed restrictions on our ability to issue new equity grants both to new employees as well as to existing members of management, and also placed limits on our ability to compensate our executives (other than in the ordinary course and consistent with past practice). Third, by operation of their terms as well as the terms of the Harbinger Merger Agreement, certain equity grants previously awarded to a significant number of employees, including key members of management, will be canceled upon closing of the Harbinger Merger. These grants, which are intended to foster an ownership mentality among our key executives and the members of our Board, include performance options as well as options with exercise prices above the $5.00 merger consideration. Such grants will be canceled upon the closing of the Harbinger Merger. Finally, the pending Harbinger Merger has negatively impacted the Company’s ability to attract and retain qualified management, given the uncertainties associated with the closing of the Harbinger Merger.

In its review of this year’s compensation program, the Compensation Committee took specific consideration of the pending Harbinger Merger, including the restrictions imposed by the Harbinger Merger Agreement, and the uncertainty created thereby for certain of our employees.

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward each executive officer’s contribution to the Company. In measuring such contributions, the Compensation Committee considers numerous subjective factors, which, in recent years, have focused on the transactional and operational nature of the Company’s business, rather than on more traditional metrics in light of the fluid nature of the Company’s business.

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

As noted above, the ability to provide new equity grants during 2009 was restricted by the Harbinger Merger Agreement. In addition, the ability to adjust management compensation levels, provide new retention agreements, and consider any other compensation practices (other than ordinary course), was restricted by the Harbinger Merger Agreement. The Harbinger Merger Agreement provided for a pool of cash compensation available for year-end 2009 bonus awards but allowed for no other changes to our compensation program.

Elements of Our Compensation Plan and How They Relate to Our Compensation Objectives

Annual executive officer compensation consists of a base salary component and a discretionary annual bonus component. The Compensation Committee’s goal is to set total executive cash compensation sufficiently high to attract and retain a strong and motivated leadership team and to recognize our executives’ roles in accomplishing extraordinary transactions. The objectives of the discretionary annual bonus component of our executive officer compensation program reflect performance goals and operating milestones that are almost entirely operational, strategic and/or qualitative in nature, with financial or quantitative goals representing only a very small element of the overall objectives. Given the predominance of qualitative objectives used to establish bonus awards, there are generally no “target” or “threshold” levels of achievement for most of the objectives. Moreover, beneath these broad operational, strategic and/or qualitative objectives are numerous sub-objectives to which percentage weights are not allocated. In addition, because of the development stage of the Company’s operations and due to changes made throughout the year to our company-wide goals, new achievements and goals are often substituted or prioritized above those that were originally specified and included in the compensation assessment undertaken by our Compensation Committee. As a result, the Compensation Committee engages in a more qualitative assessment of the achievement of both the initial and the revised corporate goals as well as the accomplishments made during the year, and considers the totality of challenges and achievements faced by the Company. These objectives are aspirational in nature, and typically focus on ensuring the accomplishment of all basic components necessary for launching a next generation satellite system, including achieving technical, regulatory, strategic, financing and transactional alternatives for achievement of shareholder value.

The Compensation Committee retains complete discretion to award bonuses, and the amount (or existence) of a bonus for any particular named executive officer is not linked in a formulaic (or other) way to the achievement of any of the pre-established performance objectives. Rather, the Company’s performance with respect to such objectives during the year is but one of many factors considered by the Compensation Committee in deciding whether to award bonuses and in what amounts.

In addition to base salaries, the Company’s executive officers received discretionary bonuses for 2009 in accordance, where applicable, with such officers’ respective employment agreements or offer letters. The bonus objectives for 2009 were set by the Compensation Committee in the first quarter of 2009, and included both corporate-wide objectives and individual objectives. For 2009, the Compensation Committee approved a corporate-wide bonus objective that envisioned payment of the corporate portion of the bonus of up to 160% of target. The individual performance objectives were baselined at a 100% performance target, resulting in a general maximum blended award of 130% (based on the equal allocation to corporate-wide and individual performance goals).

In 2009, the corporate-wide bonus objectives were set as follows: spectrum enhancement (15%), advancement of operations and technology system implementation (15%), achievement of satellite program schedule and budget objectives (15%), next generation satellite business objectives (15%), financial and budgetary goals (25%), and progress on strategic and corporate development (15%). The Compensation Committee considered these objectives as well as how they were affected by other market factors, the current credit environment, individual officers’ performance and experience, and other non-quantitative criteria in exercising discretion to determine the amounts of each officer’s bonus payment.

In particular, the Compensation Committee considered the Company’s entry into the Harbinger Merger Agreement in September 2009 as being a significant achievement in terms of both enhancing shareholder value as well as the strategic and financial growth prospects of the Company. In addition, the Compensation Committee recognized that entry into the Harbinger Merger Agreement resulted in significant modifications to the objectives of management that had been previously established for the year. As summarized above, the Compensation Committee was cognizant of the fact that the original objectives of our executives were modified by the Harbinger Merger Agreement, by the proposed merger itself representing a significant corporate achievement of management, and by the Harbinger Merger Agreement’s restrictions on, and effective redirection of, a variety of individual and corporate-wide objectives. The Compensation Committee also considered the implications of the Harbinger Merger Agreement and the pending merger to our existing and future equity grants and the cash components of our compensation plan.

The original bonus objectives set for executives and eligible employees provide for half of the individual bonus amounts to be attributed to uniform corporate-wide goals (as summarized above) and half to be attributed to individual objectives, which were aligned with such corporate-wide goals, but that focused on the individual executive’s respective role in the Company. Thus, for example, the individual goals of Mr. Macleod, our CFO, would be weighted more towards financial achievements; the individual goals of Mr. Epstein, our Executive Vice President of Law and Regulation, more towards spectrum enhancement; the individual goals of Mr. Caplan, our Chief Network Officer, more towards technological and operational achievements; the individual goals of Mr. Montagner, our Executive Vice President of Strategy, Development and Distribution, more towards strategic and corporate development activities; and the individual goals of Mr. Good, our CEO, more towards overall corporate-wide objectives and achievements.

This year, as in past years, the original objectives set for the corporate-wide and individual goals included a mixture of difficult challenges that were less likely to be achieved (such as spectrum enhancement and financing) and others that were deemed more readily achievable (such as with respect to budgetary matters). The Compensation Committee noted achievement of elements of certain of our more difficult goals, such as spectrum enhancement (including the Company’s reuse petition granted by Industry Canada), and the achievements with respect to operations and technology, the satellite program and budget and finance despite a challenging year in the financial markets and adjustments required as a result of entry into the Harbinger Merger Agreement.

In addition, the Compensation Committee considered the signing of the Harbinger Merger Agreement a significant achievement in light of the difficult financial markets and the alternative paths for the Company, which was not among the corporate-wide or individual goals originally established. The Compensation Committee considered the benefits of the Harbinger Merger to the Company’s shareholders and the critical role of management to this achievement, as well as the importance of ensuring the continued dedication of management to the Company during the pendency of the Harbinger Merger.

During 2009, other than the new employee offer letters and equity grants made in the first quarter of 2009 for Messrs. Montagner and Epstein, no new equity grants, compensation modifications or employment agreements were entered into with our named executive officers. Further, in connection with the Harbinger Merger Agreement, each of our named executive officers (and other members of management) will have certain of their previously granted option and/or restricted stock grants canceled by operation of the terms of their option agreements and/or the Harbinger Merger Agreement. In 2009, Messrs. Montagner and Epstein were granted certain performance-based options that will also be canceled and may be replaced with cash-based awards to be determined by the Compensation Committee, subject to approval by Harbinger upon the closing of the Harbinger Merger.

The Compensation Committee’s evaluation of our compensation plan for 2009 was integrally affected by the pendency of the Harbinger Merger, entry into the Harbinger Merger Agreement, the compensation restrictions embedded therein, the limitations on new equity grants, the cancelation of a significant portion of existing equity grants (with no future grants expected) and the employment and compensation (cash and equity) uncertainties that will exist in the event that the transaction does not close.

How the Company Chose Amounts for Each Element and Grant Policies

Historically, each executive’s current and prior compensation had been considered by the Compensation Committee in setting future compensation. In addition, the Compensation Committee informally reviews the compensation practices of other companies. Although the Company has not engaged in any benchmarking of total compensation by specifically targeting compensation for executives within a specified range of the compensation paid by a defined group of comparable companies, the elements of our historic compensation plan (e.g., base salary, bonus and stock options or restricted stock) are similar to elements used by many companies. The exact base pay, stock grant, and bonus are chosen in an attempt to balance our competing objectives of fairness to all stakeholders and attracting/retaining our executives. For additional information regarding the compensation of our named executive officers, please see the Summary Compensation Table below.

In light of the Harbinger Merger Agreement and its implications as to equity grants, the Compensation Committee considered only the cash component of our 2009 compensation plan for executives and employees, as well as which employees’ prior equity grants would likely have no value as a result of the merger. The Compensation Committee sought to structure the cash component in a way that would be both consistent with the restrictions imposed by the Harbinger Merger Agreement, while also maximizing the achievement of the objectives of our compensation plan and providing incentives to certain employees who would otherwise be negatively impacted by the closing of the Harbinger Merger.

Based on these considerations, including the difficulty level of certain of the performance objectives and the extraordinary value delivered by virtue of entry into the Harbinger Merger Agreement, the Compensation Committee approved an aggregate bonus pool of 120% of bonus allocations. This bonus pool was based on the assumed performance of 100% of the individual performance goals and 140% of the corporate-wide goals, resulting in a blended rate of 120% of the respective bonus award potential.

The Compensation Committee approved two separate types of bonus payments to be allocated within this pool, payable as follows. First, the Compensation Committee approved the payment of the annual bonus award to all employees (including our named executive officers) at a rate of up to 115%, payable in the first quarter of 2010, depending upon achievement of the individual performance goals. Second, the Compensation Committee approved the allocation of the remainder of the bonus pool (i.e., the remaining 5% pool resulting from payment of 115% of the aggregate 120% pool) to employees whose options would be canceled in connection with the Harbinger Merger, payable to such option holders in the second quarter of 2010. Included within this second group of bonus recipients is Mr. Caplan, one of our named executive officers, who received the same percentage incremental bonus payment as did the option holders whose options were expected to be canceled in connection with the Harbinger Merger Agreement. The Compensation Committee approved the specific bonus payments for all of our vice presidents and more senior employees, including the bonus payment to Mr. Caplan.

Pending the closing of the Harbinger Merger, the Compensation Committee deferred consideration of salary adjustments (including merit increases) until after the closing.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed it with the Company’s management. Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Compensation Committee

Jose A. Cecin, Jr.

Paul S. Latchford, Jr.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of the following non-executive directors: Jose A. Cecin, Jr. and Paul S. Latchford, Jr., each of whom the Board has determined are independent in accordance Marketplace Rules of the NASDAQ Stock Market. There are no interlocking relationships as defined in the applicable SEC rules.

Summary Compensation Table

The following table sets forth information concerning compensation for our Chief Executive Officer, Chief Financial Officer, our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2009, and one former officer for whom disclosure would have been provided but for the fact that she was not serving as an executive officer as of December 31, 2009 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary $	Bonus $		Stock Awards $ (1)	Option Awards $ (1)		Non-Equity Incentive Comp ($)		All Other Comp ($)		Total
Alexander Good	2009	$651,458	$—		$—	$—		$749,177		$12,774	(4)	$1,413,409
Chief Executive Officer and President (2)	2008	$625,200	$—		$4,734,000	$—		$750,240		$12,110	(5)	$6,121,550
	2007	$600,000	$—		$—	$—		$717,800	(3)	$12,024	(6)	$1,329,824

Scott Macleod	2009	$407,162	$—		$—	$—		$351,177		$11,827	(10)	$770,166
Executive Vice President, Chief Financial Officer and Treasurer (7)	2008	$390,750	$—		$3,156,000	$665,928	(8)	$351,675		$11,213	(11)	$4,575,566
	2007	$375,000	$—		$—	$609,750	(9)	$243,750		$11,339	(12)	$1,239,839

Gary Epstein	2009	336,691	$—		$300,000	$1,187,921		$292,647		$1,948	(13)	$2,119,208
Executive Vice President Law and Regulation

Marc Montagner	2009	$344,521	$—		$339,000	$1,410,638		$292,647		$809	(14)	$2,387,615
Executive Vice President of Strategy, Development and Distribution, SkyTerra LP

Andrew Caplan	2009	$351,767	$—		$—	$—		$202,266	(16)	$12,221	(17)	$566,254
Chief Network Officer, SkyTerra LP	2008	$337,588	$350,000	(15)	$225,000	$222,061		$202,553		$11,547	(18)	$1,348,750

Randy Segal	2009	$242,480	$—		$—	$—		$—		$535,874	(20)	$778,354
Former Senior Vice President, General Counsel and Secretary (19)	2008	$256,857	$—		$—	$—		$154,114		$11,628	(21)	$422,599

(1)	The amounts shown in these columns are the grant date fair value of awards computed in accordance with Financial Accounting Standards Board ASC Topic 718 (“ASC 718”) for 2009, 2008, and 2007, without regard to the possibility of forfeitures. Values for awards subject to performance conditions are computed based upon the probable outcome of the performance condition as of the grant date for the award. For a discussion of the assumptions used in calculating the awards values, see Note 8 to the accompanying consolidated financial statements for the year ended December 31, 2009 beginning on page F-26.
(2)	Mr. Good also serves as SkyTerra LP’s Chief Executive Officer, President and Vice Chairman.
(3)	Comprised of a $267,800 special bonus paid out in accordance with Mr. Good’s employment agreement upon Mr. Good’s stock options in TerreStar Networks Inc. becoming freely exercisable, marketable or “liquid,” and $450,000 related to 2007 performance.
(4)	Includes $9,800 of employer contributions to the Company’s tax-qualified retirement plan and $2,974 related to long-term disability benefits.
(5)	Includes $9,200 of employer contributions to the Company’s tax-qualified retirement plan and $2,910 related to long-term disability benefits.
(6)	Includes $9,000 of employer contributions to the Company’s tax-qualified retirement plan and $3,024 related to long-term disability benefits.
(7)	Mr. Macleod also serves as SkyTerra LP’s Executive Vice President and Chief Financial Officer.
(8)	Represents the incremental fair value, computed in accordance with ASC 718, related to adjustment of the strike price of 225,000 SkyTerra LP units held by Mr. Macleod from $35.00 per unit to $20.94 per unit in February, 2008.
(9)	Represents the incremental fair value, computed in accordance with ASC 718, related to adjustment of the strike price of 225,000 SkyTerra LP units held by Mr. Macleod from $56.33 per unit to $35.00 per unit in February, 2007.
(10)	Includes $9,800 of employer contributions to the Company’s tax-qualified retirement plan, and $2,027 related to long-term disability benefits.
(11)	Includes $9,200 of employer contributions to the Company’s tax-qualified retirement plan, and $2,013 related to long-term disability benefits.

(12)	Includes $9,000 of employer contributions to the Company’s tax-qualified retirement plan, and $2,339 related to long-term disability benefits.
(13)	Represents compensation related to long-term disability benefits.
(14)	Represents compensation related to long-term disability benefits.
(15)	Represents $350,000 retention bonus paid in two installments: $175,000 on August 15, 2008 and $175,000 on December 29, 2008.
(16)	Additionally Mr. Caplan is scheduled to receive an incremental bonus payment in the amount of $56,175 on May 21, 2010, which amount reflects the cancelation of certain options held by him in connection with the Harbinger Merger Agreement.
(17)	Includes $9,800 of employer contributions to the Company’s tax-qualified retirement plan, and $2,421 related to long-term disability benefits.
(18)	Includes $9,200 of employer contributions to the Company’s tax-qualified retirement plan, and $2,347 related to long-term disability benefits.
(19)	Ms. Segal’s employment with the Company terminated September 2, 2009.
(20)	Includes $524,431 paid to Ms. Segal upon her termination pursuant to her executive severance agreement, $9,800 of employer contributions to the Company’s tax-qualified retirement plan and $1,643 related to long-term disability benefits
(21)	Includes $9,200 of employer contributions to the Company’s tax-qualified retirement plan and $2,428 related to long-term disability benefits.

Employment Agreements

Each of our named executive officers is party to an employment agreement, offer letter, or other contract that governs certain terms of their employment. The principal terms of these agreements or offer letters are summarized below.

Alexander Good

Mr. Good is party to an employment agreement, dated May 5, 2008, providing for his employment as the Company’s Chief Executive Officer, President and Chairman, as well as the Chief Executive Officer, President and Vice Chairman of SkyTerra LP. Under Mr. Good’s employment agreement, during his term of employment, the Company and SkyTerra LP are required to nominate Mr. Good for election to their respective Boards. Mr. Good’s employment agreement has a three-year term and renews on a day-by-day, continuous basis. However, the remaining term may be modified upon a majority vote of the Boards of the Company and SkyTerra LP to be a three-year fixed term with automatic two-year renewals unless either party gives written notice at least 24 months prior to the term’s expiration that the term will not be extended.

Mr. Good’s annual base salary under his employment agreement is currently $651,458, and he is entitled to an annual bonus payment equal to 100% of his base salary. The Boards of the Company and SkyTerra LP may, however, elect to pay a bonus to Mr. Good that is less than 100% of base salary if the boards determine that Mr. Good failed to satisfactorily perform objectives mutually agreed upon by him and the Compensation Committee, and, in some circumstances, giving Mr. Good a reasonable period of time to cure such failure. The Boards of the Company and SkyTerra LP may also approve a bonus in an amount greater than 100% of base salary if Mr. Good exceeds the Board’s expectations of his performance. The agreement also provides that the Company and SkyTerra LP will maintain life insurance for Mr. Good in an amount equal to two times his annual base salary and accident/long-term disability insurance at a level equal to 50% of his base salary. In addition, in accordance with the terms of his employment agreement, Mr. Good was granted an additional grant of restricted stock in the amount of 600,000 shares, of which 200,000 shares vested on April 13, 2009 (deferred from an originally scheduled vesting date of January 1, 2009), an additional 200,000 shares are scheduled to vest on April 12, 2010 (deferred from an originally scheduled vesting date of January 1, 2010) and the remaining 200,000 shares are scheduled to vest on January 1, 2011, subject to earlier vesting in connection with the Harbinger Merger. Mr. Good’s employment agreement also provides severance benefits under the circumstances described more fully under the caption “Potential Payments Upon Termination and Change of Control.” Mr. Good’s employment agreement also provides for certain benefits upon the occurrence of a Change of Control (as defined in his employment agreement), described more fully under the caption “Potential Payments Upon Termination and Change of Control.”

In addition, on December 18, 2006, Mr. Good was granted 400,000 restricted shares of the Company’s common stock (the “Good Performance Restricted Stock”) under the 2006 Equity and Incentive Plan. The Good Restricted Stock will vest as follows: (i) 33.34% of such shares (or 133,334 shares) on April 12, 2010 (which was deferred from an originally scheduled vesting date of December 18, 2009; (ii) 33.33% of such shares (or 133,333 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the common stock exceeds $20 per share; and (iii) 33.33% of such shares (or 133,333 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the common stock exceeds $25 per share. The performance vesting portions of the Good Performance Restricted Stock will be canceled without consideration being paid therefor unless Mr. Good’s employment is terminated for specified reasons prior to June 19, 2010.

Scott Macleod

Mr. Macleod is party to an employment agreement, dated May 5, 2008, providing for his employment as the Company’s and SkyTerra LP’s Chief Financial Officer. Mr. Macleod’s employment agreement has a three-year term and renews on a day-by-day, continuous basis. However, the remaining term may be modified upon a majority vote of the Boards of the Company and SkyTerra LP to be a three-year fixed term with automatic one-year renewals unless either party gives written notice at least 12 months prior to the term’s expiration that the term will not be extended.

Mr. Macleod’s current annual base salary under his employment agreement is $407,162, and he is entitled to an annual bonus payment equal to 75% of his base salary. The Boards of the Company and SkyTerra LP may, however, elect to pay a bonus to Mr. Macleod that is less than 75% of base salary if the Boards determine that Mr. Macleod failed to satisfactorily perform objectives mutually agreed upon by him and the Compensation Committee, and, in some circumstances, giving Mr. Macleod a reasonable period of time to cure such failure. The Boards of the Company and SkyTerra LP may also approve a bonus in an amount greater than 75% of base salary if Mr. Macleod exceeds the Board’s expectations of his performance. The agreement also provides that the Company and SkyTerra LP will maintain life insurance for Mr. Macleod in an amount equal to two times his annual base salary and accident/long-term disability insurance at a level equal to 50% of his base salary. In addition, in accordance with the terms of his employment agreement, Mr. Macleod was granted an additional grant of restricted stock in the amount of 400,000 shares, of which 133,334 shares vested on April 13, 2009 (deferred from an originally scheduled vesting date of January 1, 2009), an additional 133,333 shares are scheduled to vest on April 12, 2010 (deferred from an originally scheduled vesting date of January 1, 2010) and the remaining 133,333 shares are scheduled to vest on January 1, 2011, subject to earlier vesting in connection with the Harbinger Merger.

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

On December 18, 2006, Mr. Macleod was granted 200,000 restricted shares of the Company’s common stock (the “Macleod Performance Restricted Stock”) under the Plan. The Macleod Restricted Stock will vest as follows: (i) 33.34% of such shares (or 66,667 shares) on April 12, 2010 (which was deferred from an originally scheduled vesting date of December 18, 2009); (ii) 33.33% of such shares (or 66,666 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the common stock exceeds $20 per share; and (iii) 33.33% of such shares (or 66,666 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the Common Stock exceeds $25 per share. The performance vesting portions of the Macleod Performance Restricted Stock will be canceled without consideration being paid therefor unless Mr. Macleod’s employment is terminated for specified reasons prior to June 19, 2010.

On January 27, 2006, SkyTerra LP granted 50,000 MSV phantom units to Mr. Macleod. This phantom unit award vests over five years as follows: 20,000 units vested on the second anniversary of the grant and 10,000 units will vest on each subsequent anniversary date of the grant thereafter, subject to certain acceleration provisions. Pursuant to the terms of the agreement, upon vesting, the phantom SkyTerra LP Limited Investor Units are payable either in cash or shares of common stock under certain circumstances at the Company’s election, deemed to be reflected at a ratio of 2.82 shares of common stock per phantom unit (ratio of options to purchase shares of SkyTerra common stock received in exchange for SkyTerra LP options by participants in the Option Exchange). Upon the vesting of 20,000 units in January 2008, 10,000 units in January 2009, and 10,000 units in January 2010, the Company paid Mr. Macleod $365,895, $27,495, and $137,334 in cash, respectively, in lieu of shares.

Andrew Caplan

Mr. Caplan is party to an offer letter, dated January 13, 2007, with SkyTerra LP. Under this offer letter, Mr. Caplan’s original base salary was $275,000 (which base salary has since been increased to $351,767) and his discretionary bonus target is 50% of his annualized salary. Mr. Caplan is also a party to certain retention bonus and restricted stock award aimed at retaining his services. On August 4, 2008, the Company entered into an agreement with Mr. Caplan whereby it agreed to pay Mr. Caplan a retention bonus in two installments: the first installment of $175,000 was paid on August 15, 2008, and the second installment of $175,000 was paid on December 29, 2008. Pursuant to the terms of the agreement, if prior to August 15, 2010, Mr. Caplan’s employment with the Company is terminated by the Company for Cause, as defined in the Company’s 2006 Equity and Incentive Plan, or he terminates his employment with the Company (other than for “Good Reason” as defined in the 2006 Equity and Incentive Plan), he will repay to the Company that portion of the retention bonus that has previously been paid to him (without interest) within 30 days following actual termination. Additionally, as part of that agreement, the Company granted 50,000 shares of restricted stock to Mr. Caplan. The award was granted August 15, 2008 and will vest in full on August 15, 2010, unless Mr. Caplan’s employment with the Company is terminated by the Company for Cause or he terminates his employment with the Company (other than for “Good Reason” as defined in the 2006 Equity and Incentive Plan). Mr. Caplan’s offer letter also provides severance benefits under the circumstances described under the caption “Potential Payments Upon Termination and Change of Control.”

On January 29, 2007, Mr. Caplan was granted 75,000 restricted shares of the Company’s common stock (the “Caplan Performance Restricted Stock”) under the Plan. The Caplan Performance Restricted Stock will vest as follows: (i) 33.34% of such shares (or 25,000 shares) on April 12, 2010 (which was deferred from an originally scheduled vesting date of January 29, 2010); (ii) 33.33% of such shares (or 25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the common stock exceeds $20 per share; and (iii) 33.33% of such shares (or 25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price of the Company’s common stock or, if unavailable, the average of the closing bid and asked prices per share of the Common Stock exceeds $25 per share. To the extent the performance restrictions have not lapsed by July 29, 2010, the latter two share tranches will be forfeited. Further, as a result of the Harbinger Merger, the second two performance-based tranches will be canceled upon the closing of the Harbinger Merger.

Marc Montagner and Gary Epstein

Messrs. Montagner and Epstein are each a party to an offer letter with SkyTerra Communications. Under their respective agreements, Messrs. Montagner’s and Epstein’s base salaries are each $407,161, and they are each eligible for an annual discretionary bonus equal to 75% of their respective base compensation, as determined by corporate and individual performance. Messrs. Montagner’s and Epstein’s respective offer letters also provide for certain benefits upon termination by the Company or by each of them for “Good Reason” as described under the caption “Potential Payments Upon Termination and Change of Control.”

In connection with their respective offer letters, each of Messrs. Montagner and Epstein received grants of restricted stock in the amount of 100,000 shares, which when granted were to vest in three equal installments beginning with the one-year anniversary of their respective dates of employment, or February 23, 2009 and March 6, 2009, respectively. The first vesting date for each of Messrs. Montagner and Epstein was subsequently deferred to April 12, 2010. Messrs. Montagner and Epstein also each received option grants in the amount of 300,000 shares subject to options that vest in three equal installments on each of the one-year anniversaries of the date of grant. In addition, each of Messrs. Montagner and Epstein received an additional option grant with respect to 300,000 shares, the vesting of which was contingent upon the achievement of certain specified performance goals. These performance-based options will be canceled upon the closing of the Harbinger Merger and replaced with cash-based awards determined by the Compensation Committee, subject Harbinger’s approval upon the closing of the Harbinger Merger.

Randy Segal

There are no continuing employment agreements or arrangements with Ms. Segal, and no additional amounts are due or payable in connection with a change of control or otherwise, other than with respect to her outstanding options. See “Outstanding Equity Awards at Fiscal Year End – 2009.”

2009 Grants of Plan-Based Awards

The following table contains information concerning grants of plan-based awards to the named executive officers in 2009.

			Expected Possible Payouts Under Non-Equity Incentive Plan Awards (1)					Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: No. of Shares of Stock or Units (#)	All Other Option Awards: No. of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
Name	Grant Date		Threshold ($)	Target ($)		Max. ($)		Threshold (#)	Target (#)	Max (#)
Alexander Good	—		—	749,177		846,896		—	—	—	—	—	—	—
Scott Macleod	—		—	351,177		396,983		—	—	—	—	—	—	—
Gary Epstein	—		—	292,647		330,819		—	—	—	—	—	—	—
	3/6/09	(4)	—	—		—		—	—	—	100,000	—	$2.85	$300,000
	3/6/09	(4)	—	—		—		—	—	—	—	300,000	$2.85	$602,921
	3/6/09	(4)	—	—		—		—	300,000	300,000	—	—	—	$585,000
Marc Montagner	—		—	292,647		330,819		—	—	—	—	—	—	—
	2/23/09	(4)	—	—		—		—	—	—	100,000	—	$3.375	$339,000
	2/23/09	(4)	—	—		—		—	—	—	—	300,000	$3.375	$714,638
	2/23/09	(4)	—	—		—		—	300,000	300,000	—	—	—	$696,000
Andrew Caplan	—		—	258,441	(3)	284,824	(3)	—	—	—	—	—	—	—
Randy Segal	—		—	—		—		—	—	—	—	—	—	—

(1)	There were generally no “target” or “threshold” levels of achievement under the 2009 bonus plan as more fully described under “Elements of Our Compensation Plan and How They Relate to Our Objectives.” When target awards are not determinable, SEC rules require disclosure of representative amounts based on the previous year’s performance. The amounts set forth in the Target column reflect the amounts awarded to the respective named executive officers by the Compensation Committee in February 2010 based on achievement of the 2009 performance goals.
(2)	The amounts shown in this column are the grant date fair value of awards computed in accordance with stock-based compensation accounting rules in ASC 718, without regard to the possibility of forfeitures. Values for awards subject to performance conditions are computed based upon the probable outcome of the performance condition as of the grant date for the award. For a discussion of the assumptions used in calculating the awards values, see Note 8 to the accompanying consolidated financial statements for the year ended December 31, 2009 beginning on page F-26.
(3)	The amount shown includes an additional incremental bonus payment of $56,175 scheduled to be paid to Mr. Caplan on May 21, 2010 in recognition of stock options previously granted to him that will be canceled in connection with the Harbinger Merger Agreement.
(4)	In connection with their respective offer letters, each of Messrs. Montagner and Epstein received grants of restricted stock in the amount of 100,000 shares, which when granted were to vest in three equal installments beginning with the one-year anniversary of their respective dates of employment, or February 23, 2009 and March 6, 2009, respectively. The first vesting date for each of Messrs. Montagner and Epstein was subsequently deferred to April 12, 2010. Messrs. Montagner and Epstein also received option grants in the amount of 300,000 shares subject to options that vest in three equal installments on each of the one-year anniversaries of the date of grant. In addition, each of Messrs. Montagner and Epstein received an additional option grant with respect to 300,000 shares, the vesting of which was contingent upon the achievement of certain specified performance goals.

Outstanding Equity Awards at Fiscal Year End—2009

The following table shows outstanding SkyTerra equity awards held by the named executive officers as of December 31, 2009.

As previously disclosed in our annual report on Form 10-K/A for the fiscal year ended December 31, 2008, the Company completed an offer on August 6, 2008 to all SkyTerra LP option holders as of that date, granting them new SkyTerra options, generally in exchange for surrender and termination of their SkyTerra LP options (the “Option Exchange”). All participating U.S. SkyTerra LP option holders received options to purchase shares of SkyTerra common stock pursuant to the terms of the Option Exchange at a ratio of 2.82 SkyTerra options for each SkyTerra LP option terminated, with an exercise price equal to the exercise price of the SkyTerra LP options terminated divided by 2.82. Sale of all shares subject to the options received upon exchange is subject to restriction until May 1, 2010, with certain exceptions that could result in earlier release of the restrictions.

	Option Awards									Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alexander Good	1,128,000	(2)	—		—	—	$2.287		2/27/14	—		—	—	—
	564,000	(3)	—		—	—	$2.287		2/27/15	800,000	(4)	$3,912,000	—	—
Scott Macleod	634,500	(5)	—		—	—	$7.425		1/27/16	466,667	(6)	$2,282,002	—	—
Gary Epstein	—		300,000	(7)			$2.85		3/6/19	100,000	(7)	$489,000	—	—
			300,000	(7)			$2.85		3/6/19
Marc Montagner			300,000	(7)			$3.375		2/23/19
			300,000	(7)			$3.375		2/23/19	100,000	(7)	$489,000	—	—
Andrew Caplan	200,000		100,000		—	—	$7.425	(8)	1/29/17	125,000	(9)	$611,250	—	—
Randy Segal	282,000	(10)	—		—	—	$2.287		9/20/14	—		—	—	—
	141,000	(11)	—		—	—	$2.287		9/20/15	—		—	—	—

(1)	This column reflects the market value of outstanding SkyTerra stock awards on the final day of trading in 2009. On December 31, 2009, the average of the closing bid and asked prices on the Over the Counter Bulletin Board was $4.89 per share.
(2)	Represents SkyTerra options received in the Option Exchange in exchange for 400,000 SkyTerra LP options.
(3)	Represents SkyTerra options received in the Option Exchange in exchange for 200,000 SkyTerra LP options.
(4)	On January 12, 2007, a grant of 400,000 shares of restricted stock to Mr. Good (the “Good Performance Restricted Stock”) under the 2006 Equity and Incentive Plan became effective. On December 15, 2006, the date on which such grant was approved, subject to an effective registration statement, the fair value of the our common stock, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board, was $13.305 per share. Such shares will vest as follows: (i) 33.34% of the shares (133,334 shares) on April 12, 2010 (which was deferred from an originally scheduled vesting date of December 18, 2009); (ii) 33.33% of the shares (133,333 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $20 per share; and (iii) 33.33% of the shares (133,333 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $25 per share. The performance vesting portions of the Good Performance Restricted Stock will be canceled without consideration being paid therefor unless Mr. Good’s employment is terminated for specified reasons prior to June 19, 2010.

On May 5, 2008, a grant of 600,000 shares of restricted stock to Mr. Good became effective. The first tranche vested on April 13, 2009 (which was deferred from an originally scheduled vesting date of December 18, 2009), the second tranche is scheduled to vest on April 12, 2010 (which was deferred from an originally scheduled vesting date of December 18, 2010), and the remaining tranche is scheduled to vest on January 1, 2011.
(5)	Represents SkyTerra options received in the Option Exchange in exchange for 225,000 SkyTerra LP options.

(6)	On January 12, 2007, a grant of 200,000 shares of restricted stock to Mr. Macleod under the 2006 Equity and Incentive Plan became effective. On December 15, 2006, the date on which such grant was approved, subject to an effective registration statement, the fair value of the our common stock, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board, was $13.305 per share. Such shares will vest as follows: (i) 33.34% of the shares (66,667 shares) on April 12, 2010 (which was deferred from an originally scheduled vesting date of December 18, 2009); (ii) 33.33% of the shares (66,666 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $20 per share; and (iii) 33.33% of the shares (66,666 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $25 per share. The performance vesting portions of the Macleod Performance Restricted Stock will be canceled without consideration being paid therefor unless Mr. Macleod’s employment is terminated for specified reasons prior to June 19, 2010.

On May 5, 2008 a grant of 400,000 shares of restricted stock to Mr. Macleod became effective. The first tranche vested on April 13, 2009 (which was deferred from an originally scheduled vesting date of December 18, 2009), the second tranche is scheduled to vest on April 12, 2010 (which was deferred from an originally scheduled vesting date of December 18, 2010), and the remaining tranche is scheduled to vest on January 1, 2011.
(7)	In connection with their respective offer letters, each of Messrs. Montagner and Epstein received grants of restricted stock in the amount of 100,000 shares, which when granted were to vest in three equal installments beginning with the one-year anniversary of their respective dates of employment, or February 23, 2009 and March 5, 2009, respectively. The first vesting date for each of Messrs. Montagner and Epstein was subsequently deferred to April 12, 2010 (which was deferred from originally scheduled vesting dates of February 23, 2010 and March 6, 2010, respectively). Messrs. Montagner and Epstein also each received option grants in the amount of 300,000 shares subject to options that vest in three equal installments on each of the one-year anniversaries of the date of grant. In addition, each of Messrs. Montagner and Epstein received an additional option grant of 300,000 performance options, contingent upon the achievement of certain specified performance goals. These performance-based options will be canceled upon the closing of the Harbinger Merger and replaced with cash-based awards determined by the Compensation Committee, subject Harbinger’s approval upon the closing of the Harbinger Merger.
(8)	Original strike price of $10.90 per share amended to $7.425 per share on February 22, 2008.
(9)	On January 29, 2007, a grant of 75,000 shares of restricted stock to Mr. Caplan under the 2006 Equity and Incentive Plan became effective. Such shares will vest as follows: (i) 33.34% of the shares (25,000 shares) on April 15, 2010 (which was deferred from an originally scheduled vesting date of January 29, 2010); (ii) 33.33% of the shares (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $20 per share; and (iii) 33.33% of the shares (25,000 shares) on the first day following the twentieth consecutive trading day on which the last sale price or, if unavailable, the average of the closing bid and asked prices per share of our common stock exceeds $25 per share. To the extent the performance restrictions have not lapsed by July 29, 2010, the latter two share tranches will be forfeited. Further, as a result of the Harbinger Merger, the second two performance-based tranches will be canceled upon the closing of the Harbinger Merger.

On August 15, 2008 a grant of 50,000 shares of restricted stock to Mr. Caplan became effective. The award will vest in full on August 15, 2010.
(10)	Represents SkyTerra options received in the Option Exchange in exchange for 100,000 SkyTerra LP options.
(11)	Represents SkyTerra options received in the Option Exchange in exchange for 50,000 SkyTerra LP options.

Option Exercises and Stock Vested—2009

The following table summarizes the exercise of stock options and the vesting of stock awards held by our named executive officers during 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Alexander Good	—	$—	200,000	$590,000	(1)
Scott Macleod	—	$—	133,334	$393,335	(2)
Gary Epstein	—	$—	—	$—
Marc Montagner	—	$—	—	$—
Andrew Caplan	—	$—	—	$—
Randy Segal	—	$—	—	$—

(1)	On April 13, 2009, 200,000 restricted shares of the Company’s common stock held by Mr. Good vested. The value realized on exercise represents the value of those on the average of the closing bid and asked prices on the Over the Counter Bulletin Board on May 5, 2009, of $2.95 per share.
(2)	On April 13, 2009, 133,334 restricted shares of the Company’s common stock held by Mr. Macleod vested. The value realized on exercise represents the value of those on the average of the closing bid and asked prices on the Over the Counter Bulletin Board on May 5, 2009, of $2.95 per share.

Pension Plan/Nonqualified Deferred Compensation Plan

None of the named executive officers participate in any deferred benefit pension plan or nonqualified deferred compensation plan.

Potential Payments upon Termination or Change in Control

Alexander Good

Mr. Good has entered into an employment agreement with the Company (described above under “Employment Agreements”). Pursuant to the employment agreement, if Mr. Good’s employment is terminated without Cause (as defined below) or upon Mr. Good’s termination of his employment for Good Reason (as defined below), Mr. Good will be entitled to the following:

•	a lump sum payment equal to two times the sum of his annual base salary plus target bonus;

•	a pro rata bonus payment (at target) for the portion of the current year worked;

•	continued coverage, at the levels then in effect, under the Company’s health care plans (or equivalent payments to cover Mr. Good’s COBRA premiums) for two years after termination;

•	continued payment of life and accident/long-term disability insurance, at the levels then in effect, for two years after termination; and

•	accelerated vesting of all Company and SkyTerra LP options and restricted stock and continued ability to exercise options through the options’ original expiration date.

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

(f) the material failure by the Company or SkyTerra LP to continue to provide the executive with benefits substantially similar to those enjoyed by the executive under any of the Company’s or SkyTerra LP’s pension, life insurance, medical, health and accident, disability or other welfare plans in which the executive was participating immediately prior to such failure; or

(g) a material breach by the Company or SkyTerra LP of the employment agreement.

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

For purposes of Mr. Good’s employment agreement, the term “change in control” means any of the following:

(a) any person or group of persons (as defined in Sections 13(d) and 14(d) of the Exchange Act), other than Harbinger Capital Partners or affiliated funds of Harbinger Capital Partners, together with its affiliates, excluding employee benefit plans, is or becomes, directly or indirectly, the “beneficial owner” (as defined under Rule 13d-3 under the Exchange Act) of securities of the Company or SkyTerra LP representing 40% or more of the combined voting power of the Company’s or SkyTerra LP’s then outstanding securities;

(b) the dissolution or liquidation of SkyTerra LP or a merger, consolidation, or reorganization of the Company or SkyTerra LP with one or more other entities in which the Company or SkyTerra LP is not the surviving entity, or the sale of substantially all of the assets of the Company or SkyTerra LP to another person or entity (excluding a merger of SkyTerra LP into the Company);

(c) any transaction (including, without limitation, a merger or reorganization in which the Company or SkyTerra LP is the surviving entity) which results in any person or entity (other than Harbinger Capital Partners or affiliated funds of Harbinger Capital Partners) owning more than 50% of the combined voting power of all classes of securities of the Company or SkyTerra LP;

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

Mr. Good’s employment agreement provides for a “gross-up” payment to Mr. Good in an amount necessary to cover any excise tax imposed under Section 4999 of the Internal Revenue Code (the “Code”) on payments to Mr. Good in the event of a change of control or if any other payments or benefits payable to Mr. Good under his employment agreement or otherwise are subject to such excise tax. Mr. Good is entitled to interest on any payments that are required to be delayed in order to comply with Section 409A of the Code.

Scott Macleod

Mr. Macleod has entered into an employment agreement with the Company (described above under “Employment Agreements”). Pursuant to the employment agreement, if Mr. Macleod’s employment is terminated without Cause (as defined above in the description of Mr. Good’s agreement) or upon Mr. Macleod’s termination of his employment for Good Reason (as defined below), Mr. Macleod will be entitled to the following:

•	a lump sum payment equal to the sum of his annual base salary plus target bonus;

•	a pro rata bonus payment (at target) for the portion of the current year worked;

•	continued coverage, at the levels then in effect, under the Company’s health care plans (or equivalent payments to cover Mr. Macleod’s COBRA premiums) for one year after termination;

•	continued payment of life and accident/long-term disability insurance, at the levels then in effect, for one year after termination; and

•	accelerated vesting of all Company and SkyTerra LP options and restricted stock and continued ability to exercise options through the options’ original expiration date.

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

Mr. Macleod’s employment agreement provides for a “gross-up” payment to Mr. Macleod in an amount necessary to cover any excise tax imposed under Section 4999 of the Code on payments to Mr. Macleod in the event of a change of control or if any other payments or benefits payable to Mr. Macleod under his employment agreement or otherwise are subject to such excise tax. Mr. Macleod is entitled to interest on any payments that are required to be delayed in order to comply with Section 409A of the Code.

Restricted Stock Awards for Messrs. Good and Macleod

The agreements governing Messrs. Good’s and Macleod’s Company restricted stock awards provide that upon the termination by the Company of the executive’s employment other than for “Cause” (as defined in the agreement and as described below), or as a result of death or disability, or if the executive voluntarily terminates his employment with the Company for Good Reason (as defined in the agreement and as described below), all vesting restrictions will lapse with respect to any time vesting shares, and performance vesting shares will remain outstanding on such terms as are set forth in the agreement. Upon a change of control of the Company, the restricted stock will remain outstanding and subject to the vesting restrictions contained in the agreement.

For purposes of Messrs. Good’s and Macleod’s restricted stock award agreements, “Cause” means (i) the willful and continued failure by the executive substantially to perform his or her duties and obligations to the Company or a subsidiary, including without limitation, repeated refusal to follow the reasonable directions of the employer, knowing violation of law in the course of performance of the duties of the executive’s employment with the Company or a subsidiary, repeated absences from work without a reasonable excuse, or intoxication with alcohol or illegal drugs while on the premises of the Company or a subsidiary during regular business hours (other than any such failure resulting from his or her incapacity due to physical or mental illness); (ii) fraud, dishonesty or other conduct that negatively effects the Company or a subsidiary, or other willful misconduct by the executive that is in the good faith opinion of the Compensation Committee injurious to the Company or a subsidiary; (iii) a conviction or plea of guilty or nolo contendre to a felony or a crime involving material dishonesty; or (iv) refusal to cooperate in any lawful internal investigation approved by the Board or a committee thereof.

For purposes of Messrs. Good’s and Macleod’s restricted stock award agreements, “Good Reason” means the occurrence (without the executive’s express written consent) of any of the following events: (i) a ten or more percent reduction in the executive’s annual base salary (including any base salary paid by SkyTerra LP to executive) as in effect immediately prior the date of the agreement; (ii) being stripped of the title of CEO or CFO, as the case may be, at either the Company or SkyTerra LP; or (iii) the relocation of the executive’s principal place of employment to a location more than fifty (50) miles from the executive’s principal place of employment immediately prior to the date hereof or the Company’s requiring the executive to be based anywhere other than such principal place of employment (or permitted relocation thereof) except for required travel on the Company’s business to an extent substantially consistent with the executive’s business travel obligations prior to the date of the agreement.

Upon the closing of the Harbinger Merger, each outstanding share of restricted stock (that was not performance based) that is outstanding will be canceled in exchange for the right to receive the merger consideration. Each of the Good Performance Restricted Stock award and the Macleod Performance Restricted Stock award will be cancelled without consideration being paid therefor unless Messrs. Good’s or Macleod’s employment, respectively, is terminated for specified reasons prior to June 19, 2010.

Andrew Caplan

Mr. Caplan’s offer letter provided that if his employment is terminated during the three year period following January 29, 2007 without cause, Mr. Caplan is entitled to (i) the sum of his annual base salary and target bonus and (ii) immediate vesting of and continued ability to exercise options for one year following termination of employment and continued vesting or exercise of restricted stock. This provision expired January 29, 2010.

The agreement covering Mr. Caplan’s Company stock options provides that: (i) upon the termination by SkyTerra LP of Mr. Caplan’s employment other than for Cause (as defined in the 2006 Equity and Incentive Plan), all unvested options will immediately vest and remain exercisable for one year from the date of termination; (ii) upon the termination by Mr. Caplan of his employment with the Company for good reason within one year following a change of control of the Company, all unvested options will immediately vest and remain exercisable for one year from the date of such termination; and (iii) upon the termination by Mr. Caplan of his employment with the Company, other than for good reason, within one year following a change of control of the Company, Mr. Caplan has 90 days from the termination to exercise any vested options and all unvested options are canceled on the date of such termination. These options would be canceled upon the closing of the Harbinger Merger as they have an exercise price in excess of the $5.00 merger payment.

With respect to the Caplan Performance Restricted Stock, to the extent the performance restrictions have not lapsed by July 29, 2010, the second two tranches will be canceled.

Upon the closing of the Harbinger Merger, each outstanding share of restricted stock (that was not performance based) that is outstanding will be canceled in exchange for the right to receive, the merger consideration. Mr. Caplan’s performance-based restricted stock awards will be cancelled without consideration being paid therefor upon the closing of the Harbinger Merger.

Under Mr. Caplan’s Change of Control Agreement with SkyTerra LP, if a change of control of SkyTerra LP (as defined in the agreement) occurs and, within two years following such change of control, SkyTerra LP terminates Mr. Caplan’s employment without cause or Mr. Caplan terminates his employment for “Good Reason” (as defined in the agreement), Mr. Caplan is entitled to (i) a lump sum severance payment in an amount equal to the sum of Mr. Caplan’s base salary and his average annual bonus for the last two fiscal years; and (ii) continued coverage of group term life insurance, health insurance, accident and long-term disability insurance benefits for a period of one year following the termination.

The term “Good Reason” shall mean (i) the diminution in any respect in his position, authority, duties or responsibilities, (ii) a reduction in current based salary, (iii) relocation of the office to greater than fifty (50) miles from the Reston location, (iv) failure to maintain any compensation plan or benefit that is material to total compensation without equitable substitution, (v) failure to satisfy any deferred compensation plan or applicable agreement, (vi) failure to honor the terms of the Change of Control Agreement.

Randy Segal—Former Senior Vice President, General Counsel and Secretary

Ms. Segal received payment in accordance with her executive severance agreement with Company in the amounts set forth in “Summary Compensation Table.” No further agreements or amounts would be due and owed to Ms. Segal beyond the amounts already paid and reported therein.

Marc Montagner and Gary Epstein

Under Messrs. Montagner’s and Epstein’s offer letters, if their respective employment is terminated without Cause (as defined below) or upon their respective termination of employment for Good Reason (as defined below), each of them would be entitled to the following:

•	a lump sum payment equal to the sum of his annual base salary plus target bonus;

•	continued coverage, at the levels then in effect, under the Company’s health care plans (or equivalent payments to cover the executive’s COBRA premiums) for one year after termination; and

•	accelerated vesting of all Company time vested options and restricted stock.

Messrs. Montagner and Epstein’s employment may not be terminated for Good Reason unless they provide the Company with written notice stating the basis of such termination and the Company fails to cure the action or inaction constituting such basis within 30 days after receipt of such notice.

The options granted to Messrs. Montagner and Epstein, the vesting of which is contingent on the achievement of performance goals, will be canceled immediately prior to the effective time of the Harbinger Merger and replaced with cash–based awards to be determined by the Compensation Committee, subject to the approval of Harbinger.

Messrs. Montagner and Epstein’s offer letters provide for the following definitions:

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

Quantification of Potential Payments

Assuming that the named executive officer’s employment was terminated on the last day of our 2009 fiscal year, the table below shows the amounts that would have been paid to each of our named executive officers based on the termination circumstances set forth in the table.

	Termination Following Change in Control					Termination without Cause (non-Change in Control)
Name	Cash Severance ($)	Benefits Continuation ($)		Equity Value ($)		Cash Severance ($)		Benefits Continuation ($)		Equity Value ($)
Alexander Good	$2,605,833	$56,000	(1)	$2,608,003	(2)	$2,605,833		$56,000	(1)	$2,608,003	(2)
Scott Macleod	$712,533	$24,100	(3)	$1,905,794	(4)	$712,533		$24,100	(3)	$1,905,794	(4)
Gary Epstein	$712,533	$22,200	(3)	$1,101,000	(5)	$712,533		$22,200	(3)	$1,713,000	(5)
Marc Montagner	$712,533	$24,100	(3)	$943,500	(5)	$712,533		$24,100	(3)	$1,398,000	(5)
Andrew Caplan	$527,651	$24,100	(3)	$366,750	(6)		$(7)		(7)		(7)
Randy Segal (8)	$—	$—		$—		$—		$—		$—

(1)	Represents the value of the continuation of benefits upon a termination, including twenty-four (24) months of continued medical and dental insurance coverage and continued payment of life and accident/long-term disability insurance, at the levels then in effect, upon termination following a change in control or termination without cause.
(2)	Represents the value of 533,334 unvested shares of the Company’s restricted stock that would vest upon termination without cause following a change of control of SkyTerra, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board on December 31, 2009 of $4.89 per share. Excludes the value of 266,666 unvested shares of the Company’s restricted stock that have performance vesting conditions that would not have been met as of the last day of our 2009 fiscal year.
(3)	Represents the value of the continuation of benefits upon a termination, including twelve (12) months of continued medical and dental insurance coverage and continued payment of life and accident/long-term disability insurance, at the levels then in effect, upon termination following a change in control or termination without cause.
(4)	Includes the value of 333,333 unvested shares of the Company’s restricted stock that would vest upon termination without cause following a change of control of SkyTerra, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board on December 31, 2009 of $4.89 per share. This amount also includes the value of 20,000 SkyTerra LP phantom units that would vest upon termination following a change in control of SkyTerra LP or termination without cause. Because the phantom award is payable in shares of SkyTerra stock instead of SkyTerra LP limited partnership interests, the market value shown is based on the market value of $4.89 per share of SkyTerra common stock on December 31, 2009 and a conversion ratio of 2.82 shares of SkyTerra common stock per unit of SkyTerra LP limited partnership interest. Excludes the value of 133,333 unvested shares of the Company’s restricted stock that have performance vesting conditions that would not have been met as of the last day of our 2009 fiscal year.
(5)	Includes the value of 100,000 unvested shares of the Company’s restricted stock and 300,000 SkyTerra options that would vest upon termination without cause following a change of control of SkyTerra, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board on December 31, 2009 of $4.89 per share. Excludes the value of 300,000 unvested shares of the Company’s restricted stock that have performance vesting conditions that would not have been met as of the last day of our 2009 fiscal year.
(6)	Includes the value of 75,000 unvested shares of the Company’s restricted stock and 100,000 SkyTerra options that would vest upon termination without cause following a change of control of SkyTerra, based on the average of the closing bid and asked prices on the Over the Counter Bulletin Board on December 31, 2009 of $4.89 per share. Excludes the value of 50,000 unvested shares of the Company’s restricted stock that have performance vesting conditions that would not have been met as of the last day of our 2009 fiscal year.
(7)	Mr. Caplan was entitled to termination protection pursuant to his offer letter, dated January 29, 2007. This provision expired January 29, 2010.
(8)	Ms. Segal’s employment with the Company terminated September 2, 2009.

Compensation of Directors

We compensate each non-executive director for service on the Board of Directors. Prior to April 2008, each non-executive director received a meeting fee of $1,000 for each meeting of the Board of Directors attended and $500 for each committee meeting attended, along with expenses incurred in connection with attending each meeting.

In April 2008, our Board of Directors determined that the Company’s existing compensation arrangements for directors were significantly below the norm for similar companies in its industry, and the Board approved a revised compensation program for non-executive directors. Since April 2008, each non-executive director is paid an annual retainer of $30,000, each member of the Audit Committee is paid an annual retainer of $7,500, and each member of the Compensation Committee is paid an annual retainer of $2,500. These annual retainers are in lieu of payments on a per meeting basis. These payments are made in equal one-fourth payments on a quarterly basis.

Following entry into certain strategic transactions with Harbinger during 2008, our Board of Directors deemed it advisable to form a Special Committee of the Board, to evaluate transaction proposals from Harbinger and to negotiate directly with Harbinger on the behalf of the Board of Directors. During 2008, the members of the Special Committee received a one time payment of $50,000 and $25,000 to the Special Committee Chairman and to the members, respectively, and received quarterly retainers of $15,000 and $10,000, respectively, throughout the remainder of 2008. In recognition of the time and effort that would be required of the members of the Special Committee in connection with evaluating a possible acquisition transaction involving Harbinger, the Board of Directors determined on January 23, 2009 that each member of the Special Committee would receive a special payment of $25,000 (with the exception of the Chairman, who received a special payment of $50,000), as well as an upfront retainer of $25,000 (with the exception of the Chairman, who received $50,000). Each member of the Special Committee also received a $15,000 quarterly retainer (with the exception of the Chairman, who received a $25,000 quarterly retainer).

With the exception of the compensation paid to the members of the Special Committee, no other changes with respect to director compensation (cash or equity) were made during 2009.

On May 1, 2008 the Company granted an option to purchase 20,000 shares of common stock, with an exercise price of $8.15 per share, to each non-executive director serving as a member of the Board of Directors as of that date. No subsequent option grants have been made to board members.

On April 8, 2008, the Board also made grants of restricted stock to Mr. Killeen and Mr. Stasior, both of whom are independent directors, in recognition of their long-time service to the Board during periods when the Board’s director compensation arrangements were below industry norms. Mr. Killeen was granted a restricted stock award of 80,000 shares, and Mr. Stasior was granted a restricted stock award of 55,000 shares. Both of these awards were scheduled to vest upon the earlier of December 1, 2008, two days following the filing by the Company of its quarterly report on Form 10-Q for the quarter ended September 30, 2008, or such date as the director is not re-nominated for election to the Board of Directors. On November 10, 2008 the Compensation Committee of the Company modified the vesting conditions of Mr. Killeen’s grant. As a result of this modification Mr. Killeen’s restricted stock vested on July 1, 2009. Mr. Stasior’s restricted stock vested in accordance with the original terms on November 12, 2008.

2009 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Comp. ($)	Change in Pension Value and Nonqualified Deferred Comp. Earnings ($)	All Other Comp. ($)	Total ($)
Jose A. Cecin, Jr.	$201,875	$—	$—	$—	$—	$—	$201,875
Paul S. Latchford, Jr.	$32,500	$—	$—	$—	$—	$—	$32,500
Jeffrey M. Killeen	$127,500	$—	$—	$—	$—	$—	$127,500
William F. Stasior	$127,500	$—	$—	$—	$—	$—	$127,500
Michael D. Weiner	$30,000	$—	$—	$—	$—	$—	$30,000

(1)	As of December 31, 2009, the aggregate number of options to purchase one share of common stock of the Company outstanding for each director was as follows: Mr. Cecin—20,000; Mr Latchford—20,000; Mr. Killeen—62,500 options; Mr. Weiner—45,000 options; Mr. Stasior—72,500 options.

Risk Taking Assessment of Compensation Policies

The Company’s cash compensation program is based on annual bonuses for most employees in the range of 10% of base compensation. Senior manager and vice president bonuses are in an amount generally of up to 30% of base salary. These bonuses are based generally on meeting criteria that are not based on individual risk-taking efforts or other efforts whereby the individual would be expected or required to adopt inappropriate risk-taking behaviors or expose the Company to undue risk. In fact, annual performance appraisals for employees are based on criteria that include ethical behavior, performance in accordance with corporate policies and procedures and ensuring corporate goals are met consistent with legal and financial considerations and requirements.

Given the start-up nature of the Company’s business, salary and salary increases have generally been consistent across the employee base to incentivize teamwork and not distract employees with significantly different compensation policies across varying employee groups. To date, the Company’s structure has been one of a modest number of employees in the US and a similar modest number in Canada, with compensation payments consistent with the applicable employment laws and benefit considerations in each respective jurisdiction. The Company has no business units, and as a result, there are no significant differences in salary structure or profitability. We utilize one Company-wide uniform salary structure and a centralized compensation determination structure, which appropriately reflects differences between US and Canadian law.

The Company does not have a long-term cash incentive program, and, prior to entry into the Harbinger Merger Agreement, equity awards were largely granted as one-time grants upon the start of employment. Further, many employees, including those with the longest tenure at the Company, have equity grants that are subject to lock-ups of their interests and which cannot be sold in the public markets. As a result, our compensation program’s long-term compensation elements do not lend themselves to risk-enhancing behavior and are therefore not reasonably likely to have a material adverse effect on the Company.

Compensation to employees is not tied to earnings, revenue, EBITDA, market share or similar financial measures that lend themselves to financial reporting abuses or improper behavior. Rather, compensation is tied to more qualitative assessments of progress in system development and other key qualitative strategic goals, as summarized above under “Elements of Our Compensation Plan and How They Relate to Our Objectives.”

Finally, with the pending Harbinger Merger, the Company is required to comply with certain operating covenants that require compliance with law, licenses, and other related obligations. All compensation programs, including the contemplated cash-out of options at a fixed price in connection with the closing of the Harbinger Merger, motivate employees to compliance with all applicable laws, financial requirements and company policies.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table and notes thereto set forth certain information, as of February 22, 2010 (except as noted otherwise), regarding beneficial ownership of the shares of voting common stock of the Company by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of such common stock, (ii) each of the Company’s named executive officers, (iii) each director and nominee for director, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares indicated as owned by them. Except as otherwise noted below, the street address of the beneficial owner is c/o SkyTerra Communications, Inc., 10802 Parkridge Boulevard, Reston, Virginia 20191.

Name and Address	Position	Number of Shares of Voting Common Stock Beneficially Owned (1)		Percentage of Class of Voting Common Stock	Number of Shares of Non-Voting Common Stock Beneficially Owned	Percentage of Class of Non-Voting Common Stock	Percentage of Total Equity
Alexander H. Good	Chief Executive Officer and President, Director	2,627,600	(2)	5.2%	—	—	2.4%
Scott Macleod	Executive Vice President, Chief Financial Officer and Treasurer	1,191,566	(3)	2.4%	—	—	1.1%
Randy S. Segal	Former Senior Vice President, General Counsel and Secretary	423,000	(4)	*	—	—	*
Andrew Caplan	Chief Network Officer, SkyTerra LP	425,000	(5)	*	—	—	*
Gary Epstein	Executive Vice President, Law and Regulation	200,000	(6)	*	—	—	*
Marc Montagner	Executive Vice President, Strategy Development and Distribution, SkyTerra LP	200,000	(7)	*	—	—	*
Jose A. Cecin, Jr.	Director	6,667	(8)	*	—	—	*
Paul S. Latchford, Jr.	Director	6,667	(9)	*	—	—	*
Jeffrey M. Killeen	Director	129,167	(10)	*	—	—	*
William F. Stasior	Director	114,167	(11)	*	—	—	*
Michael D. Weiner	Director	31,667	(12)	*	—	—	*
Harbinger Holdings, LLC and its affiliates c/o Harbinger Capital Partners 450 Park Avenue, 30th Floor New York, New York 10022		60,233,321	(13)	69.3%	29,946,362	49.9%	61.4%

Name and Address	Position	Number of Shares of Voting Common Stock Beneficially Owned (1)		Percentage of Class of Voting Common Stock	Number of Shares of Non-Voting Common Stock Beneficially Owned	Percentage of Class of Non-Voting Common Stock	Percentage of Total Equity
BCE Inc. 1000 rue de La Gauchetiere Ouest Bureau 3700 Montreal, Quebec H3B 4Y7 Canada		—		—	22,105,400	36.9%	20.3%
Columbia Capital III, LLC 201 North Union Street Suite 300 Alexandria, VA 22314		5,623,165	(14)	11.5%	—	—	5.2%
Wells Fargo Bank, National Association					7,906,737	13.2%	7.3%
Solus Alternative Asset Management funds		4,750,000	(15)	9.7%	—	—	4.4%
All executive officers and directors as a group (11 persons)		5,355,501		10.2%	—	—	4.8%

*	Represents beneficial ownership of less than 1%.
(1)	Beneficial ownership has been determined pursuant to Rule 13d-3 under the Exchange Act, except as described in footnote (13).
(2)	Consists of 935,600 shares of restricted stock subject to vesting and options to purchase an additional 1,692,000 shares of common stock that are currently exercisable. Mr. Good holds no unvested options to purchase shares of common stock.
(3)	Consists of 557,066 shares of restricted stock subject to vesting and options to purchase an additional 634,500 shares of common stock that are currently exercisable. Mr. Macleod holds no unvested options to purchase shares of common stock.
(4)	Consists of options to purchase 423,000 shares of common stock held by Ms. Segal. Ms. Segal holds no unvested options to purchase shares of common stock.
(5)	Consists of 125,000 shares of restricted stock subject to vesting and options to purchase 300,000 shares of common stock held by Mr. Caplan,. Mr. Caplan holds no unvested options to purchase shares of common stock.
(6)	Consists of 100,000 shares of restricted stock subject to vesting and options to purchase an additional 600,000 shares of common stock held by Mr. Epstein, of which 100,000 are currently exercisable.
(7)	Consists of 100,000 shares of restricted stock subject to vesting and options to purchase an additional 600,000 shares of common stock held by Mr. Montagner, of which 100,000 are currently exercisable.
(8)	Consists of options to purchase 20,000 shares of common stock held by Mr. Cecin, of which 6,667 are currently exercisable.
(9)	Consists of options to purchase 20,000 shares of common stock held by Mr. Latchford, of which 6,667 are currently exercisable.
(10)	Consists of 80,000 shares of stock and options to purchase 62,500 shares of common stock held by Mr. Killeen, of which 49,167 are currently exercisable.
(11)	Consists of 55,000 shares of stock, and options to purchase 72,500 shares of common stock held by Mr. Stasior, of which 59,167 are currently exercisable.
(12)	Consists of options to purchase 45,000 shares of common stock held by Mr. Weiner, of which 31,667 are currently exercisable.
(13)	Represents beneficial ownership by (a) Philip A. Falcone of 60,233,321 shares of voting common stock and 29,946,362 shares of nonvoting common stock, (b) Harbinger Capital Partners Master Fund I, Ltd. of 41,126,457 shares of voting common stock and 5,556,898 shares of non-voting common stock, (c) Harbinger Capital Partners LLC of 41,126,457 shares of voting common stock and 5,556,898 shares of non-voting common stock, (d) Harbinger Capital Partners Special Situations Fund, L.P. of 18,089,908 shares of voting common stock and 9,982,121 shares of non-voting common stock, (e) Harbinger Capital Partners Special Situations GP, LLC of 18,089,908 shares of voting common stock and 9,982,121 shares of non-voting common stock and (f) Harbinger Capital Partners Fund I, L.P. of 1,016,956 shares of voting common stock and 14,407,343 shares of non-voting common stock.

The direct and indirect beneficial ownership of shares of common stock has been previously disclosed in public filings made with the SEC by the Harbinger and certain of its affiliates (the “Harbinger Filers”). For purposes of clarification, when the ownership and voting percentage of the Harbinger Filers are calculated using guidelines promulgated by the FCC, the ownership and voting percentages are calculated on a non-fully diluted basis (i.e., only those shares which have been issued and are outstanding are included) and include only those shares actually held by the Harbinger Filers in the calculation (i.e., the calculation excludes those dilutive securities which are subject to the exercise of warrants, options or other equity awards, and those which are being held in escrow pending receipt of the FCC Consent). Using this basis of calculation, the Harbinger Filers hold approximately 46% of the voting interest in SkyTerra’s common stock and approximately 48% of the outstanding common stock of SkyTerra.
(14)	Includes Columbia Capital Equity Partners III (QP) LP, Columbia Capital Partners III (AI) LP, Columbia Capital Equity Partners III (Cayman) LP, Columbia Capital Investors III LLC, and Columbia Capital Employee Investors III LLC (address c/o Columbia Capital, 201 North Union Street, Alexandria, VA 22314).
(15)	Includes SOLA LTD (address c/o Solus Alternative Asset Management LP, 430 Park Ave., 9th Floor, New York, New York 10022) and Solus Core Opportunities Fund Ltd (address c/o Solus Core Opportunities Fund Ltd).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AND INDIVIDUAL ARRANGEMENTS

The following table and notes thereto set forth, as of December 31, 2009, information with respect to shares of the Company’s common stock which may be issued under existing equity compensation plans and individual arrangements.

Plan Category	Number of Shares of Common Stock To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders	3,400,788	$4.75	8,858,168
Equity compensation plans and individual arrangements not approved by stockholders (1)	10,809,138	$3.55	—
Total	14,209,926	$3.98	8,858,168

(1)	Represents options to purchase shares of the Company’s common stock issued in exchange for SkyTerra LP unit options upon consummation of the Option Exchange in August 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Employment Agreements

For a description of the employment agreements between us and certain of our executive officers, please see the descriptions included in Item 11—Executive Compensation under the heading “Employment Arrangements.”

Review and Approval of Transactions with Related Persons

Under our standing practices and procedures, transactions with related persons must be approved by the independent members of our Board of Directors. Certain limited transactions, such as transactions previously approved by our Board of Directors and disclosed in our annual reports on Form 10-K and proxy statements, compensation arrangements between us and our officers and directors and transactions entered into the ordinary course of business are excluded from these requirements.

We have a written conflicts of interest policy, and it is specifically understood by us and our Board of Directors, that each of our directors, officers and employees has a responsibility to avoid, and to cause their immediate family members to avoid, any interest, activity or relationship that may interfere or conflict with, the performance of his or her duties to the company in a loyal and effective manner to the best of his or her ability and in the company’s best interest. It is also recognized that conflicts of interest do not include any interest, relationship or activity in which an interested person has a direct or indirect involvement or interest if the terms of such interest, relationship or activity are at least as favorable to the company as terms that would be available at the time for a comparable interest, relationship or activity in arm’s length dealings with unrelated third parties.

Harbinger

The Company has entered into a number of agreements with Harbinger, including the Harbinger Merger Agreement in September 2009, which provides that, subject to the satisfaction or waiver of the conditions therein, Harbinger will acquire, through the merger of Sol Private Corp. with and into the Company, all of the outstanding common stock of the Company. (See “Item 1. Business—Proposed Harbinger Merger”). The Company has also entered into certain financing arrangements with Harbinger, including a Securities Purchase Agreement, dated July 24, 2008 (as amended January 7, 2009), with affiliates of Harbinger, which provided for the issuance of up to $500 million aggregate principal amount of 18% Senior Unsecured Notes due July 1, 2013 in four tranches. (See “Item 1. Business—Financing”). The Company also entered into the Master Agreement with Harbinger and certain other agreements relating to the possible combination of the Company and Inmarsat. (See “Item 1. Business—Financing”). Harbinger and the Company have also sought FCC approval for the transfer of control of the Company to Harbinger, which, if granted, would allow the Harbinger Merger to close and would also allow Harbinger to exercise warrants issued during 2009 in connection with the Securities Purchase Agreement and/or otherwise increase its stake in the Company above its current approximate 46% ownership of the voting power of the Company’s voting common stock. (See “Item 1. Business –Proposed Harbinger Merger” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Activity”).

Other

Certain of our directors and officers serve on the board of directors of our affiliates, including SkyTerra LP. Such directors and officers have received stock-based compensation from such affiliates for their service. The amount of stock-based compensation received by our directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ board of directors.

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

Item 14.	Principal Accountant Fees and Services.

Aggregate fees for professional services rendered to us by Ernst & Young LLP for work performed during the years ended December 31, 2009 and December 31, 2008 are summarized in the table below.

	2009	2008
Audit fees (1)	$830,000	$913,500
Audit related fees (2)	2,000	2,000
Tax fees (3)	509,400	313,435
Other	—	—

	$1,341,400	$1,228,935

(1)	Audit fees consisted of fees billed or expected to be billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Form 10-K, the reviews of the Company’s consolidated financial statements included in the Company’s Form 10-Q, services related to Sarbanes-Oxley Act compliance or any other services rendered to comply with the standards of the Public Accounting Oversight Board (United States) and include consents in connection with SEC filings.
(2)	Audit related fees consisted of fees for an online accounting research tool.
(3)	Tax fees consisted of tax compliance, tax advice and tax consulting services.

Pursuant to a pre-approval policy, the Audit Committee pre-approved all audit services and the payment of audit, audit related fees, tax fees and all other fees during the years ended December 31, 2009 and 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements of the Registrant.

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

(iii)	Consolidated Balance Sheets as of December 31, 2009 and 2008.

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

(v)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007.

(vi)	Notes to Consolidated Financial Statements.

All other schedules specified in Item 8 or Item 15(c) of Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.

(b)	The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of the annual report on Form 10-K and such Exhibit Index is incorporated by reference herein.

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

Dated: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALEXANDER H. GOOD Alexander H. Good	Chief Executive Officer, President and Chairman (Director) (Principal Executive Officer)	February 25, 2010

/S/ SCOTT MACLEOD Scott Macleod	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2010

/S/ JAMES A. WISEMAN James A. Wiseman	Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2010

/S/ JOSE A. CECIN, JR. Jose A. Cecin, Jr.	Director	February 25, 2010

/S/ JEFFREY KILLEEN Jeffrey Killeen	Director	February 25, 2010

/S/ PAUL S. LATCHFORD, JR. Paul S. Latchford, Jr.	Director	February 25, 2010

/S/ WILLIAM F. STASIOR William F. Stasior	Director	February 25, 2010

/S/ MICHAEL D. WEINER Michael D. Weiner	Director	February 25, 2010

SkyTerra Communications, Inc.

Consolidated Financial Statements

Years ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

SkyTerra Communications, Inc.

We have audited the accompanying consolidated balance sheets of SkyTerra Communications, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyTerra Communications, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that SkyTerra Communications, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will require additional financing in 2010 to meet its obligations. The Company’s ability to obtain the needed additional financing on acceptable terms, or at all, is uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for warrants to purchase its own common stock with characteristics of derivative financial instruments effective January 1, 2009. As also discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SkyTerra Communications, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 25, 2010

SkyTerra Communications, Inc.

Consolidated Statements of Operations

(in thousands except share and per share data)

	Year ended December 31,
	2009	2008	2007
Revenues:
Services and related revenues	$29,422	$28,571	$27,754
Equipment sales	4,277	5,025	5,265
Other revenues	829	889	1,064

Total revenues	34,528	34,485	34,083
Operating expenses:
Cost of equipment sold	4,245	4,165	4,245
Operations and cost of services (exclusive of depreciation and amortization)	65,985	32,310	25,030
Sales and marketing	8,875	8,452	7,559
Research and development (exclusive of depreciation and amortization)	19,186	15,557	10,568
General and administrative	37,555	35,431	29,643
Depreciation and amortization	33,317	32,688	29,129
Impairment of goodwill	—	10,389	—

Total operating expenses	169,163	138,992	106,174

Operating loss	(134,635)	(104,507)	(72,091)
Other income (expense):
Interest income	807	6,805	18,156
Interest expense	(93,441)	(40,242)	(39,093)
Impairment of investment in TerreStar Networks	—	(70,730)	(34,520)
Change in fair value of warrants (see Note 2)	9,795	—	—
Other income (expense), net	1,072	(949)	(302)

Loss before income taxes and extraordinary gain	(216,402)	(209,623)	(127,850)
Benefit for income taxes	—	1,110	333

Loss before extraordinary gain	(216,402)	(208,513)	(127,517)
Extraordinary gain on acquisition of non-controlling interest, net of income tax effect	—	3,006	—

Consolidated net loss	(216,402)	(205,507)	(127,517)
Net loss attributable to noncontrolling interest	1,117	572	3,961

Net loss attributable to SkyTerra	$(215,285)	$(204,935)	$(123,556)

Loss per common share:
Loss before extraordinary gain	$(2.02)	$(1.96)	$(1.27)
Extraordinary gain	$—	$0.02	$—
Non-controlling interest	0.01	$0.01	0.03

Basic and diluted loss attributable to SkyTerra per common share	$(2.01)	$(1.93)	$(1.24)

Basic and diluted weighted average common shares outstanding	107,132,419	106,134,481	100,037,720

See accompanying notes.

SkyTerra Communications, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$159,489	$65,721
Investments	106,893	46,659
Accounts receivable, net of allowance of $49 and $45, respectively	4,778	5,505
Inventory	3,425	2,058
Other current assets	26,336	7,079

Total current assets	300,921	127,022
Next generation network (under construction)	951,988	680,932
Property and equipment, net	4,629	7,428
Intangible assets, net	493,571	523,562
Other assets	33,900	21,758

Total assets	$1,785,009	$1,360,702

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,018	$5,355
Accrued expenses and other current liabilities	25,692	17,561
Accrued interest payable	39,083	1,198
Deferred revenue, current portion	3,463	3,474
Debt, current portion	114,921	372

Total current liabilities	187,177	27,960
Long-term debt ($558,342 and $147,119 to a related party, respectively), net of current portion	1,282,991	837,818
Deferred revenue, net of current portion	15,223	12,383
Other long-term liabilities	—	11,188
Warrants (see Note 2)	1,713	—

Total liabilities	1,487,104	889,349
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares; 48,893,653 and 48,822,787 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	489	488
Non-voting common stock, $0.01 par value. Authorized 125,000,000 shares; 59,958,499 shares issued and outstanding at December 31, 2009 and December 31, 2008	600	600
Additional paid-in capital	1,033,997	1,014,981
Accumulated other comprehensive loss	(2,891)	(1,785)
Accumulated deficit	(732,827)	(542,931)

Total SkyTerra stockholders’ equity	299,368	471,353
Noncontrolling interest	(1,463)	—

Total stockholders’ equity	297,905	471,353

Total liabilities and stockholders’ equity	$1,785,009	$1,360,702

See accompanying notes.

SkyTerra Communications, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except for share data)

	Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total SkyTerra Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)	Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	33,245,018	$332	31,651,870	$317	$4,862	$(798)	$(124,656)	$(119,943)	$361,274	$241,331
BCE Exchange Transaction	176,250	2	22,533,745	225	392,781	(296)	(44,878)	347,834	(28,305)	319,529
TerreStar Corporation Exchange Transactions	—	—	18,855,144	188	523,582	(286)	(42,426)	481,058	306,724	174,334
Recognition of change in fair value of minority interest redemption rights	—	—	—	—	21,783	—	—	21,783	(21,783)	—
Exercise of SkyTerra LP options	—	—	—	—	535	—	—	535	7	542
Exercise of SkyTerra options	168,050	2	—	—	586	—	—	588	—	588
Equity-based compensation	250,000	3	—	—	8,391	—	—	8,394	—	8,394
Exchange of voting for non-voting common stock	426,345	4	(426,345)	(4)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(123,556)	(123,556)	(3,961)	(127,517)	$(127,517)
Foreign currency translation adjustment	—	—	—	—	—	(475)	—	(475)	—	(475)	(475)

Balance, December 31, 2007	34,265,663	343	72,614,414	726	952,520	(1,855)	(335,516)	616,218	508	616,726
Total, year ended December 31, 2007									—		$(127,992)

Acquisition of minority interest	736,209	7			3,963	(14)	(2,480)	1,476	64	1,540
Issuance of warrants to purchase common stock	—	—	—	—	27,216	—	—	27,216	—	27,216
Exchange of SkyTerra LP unit options for SkyTerra options	—	—	—	—	19,333	—	—	19,333	—	19,333
Exercise of SkyTerra options	80,000	1	—	—	63	—	—	64	—	64
Equity-based compensation	1,085,000	11	—	—	11,886	—	—	11,897	—	11,897
Conversion of non-voting to voting common stock	12,655,915	126	(12,655,915)	(126)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(204,935)	(204,935)	(572)	(205,507)	(205,507)
Foreign currency translation adjustment	—	—	—	—	—	84	—	84	—	84	84

Balance, December 31, 2008	48,822,787	488	59,958,499	600	1,014,981	(1,785)	(542,931)	471,353	—	471,353
Total, year ended December 31, 2008											$(205,423)

Cumulative effect of change in accounting principal (See Note 2)	—	—	—	—	(35,127)	—	25,389	(9,738)	—	(9,738)
Issuance of warrants	—	—	—	—	45,240	—	—	45,240	—	45,240
Exercise of SkyTerra options	28,200	1	—	—	86	—	—	87	—	87
Equity-based compensation	150,000	1	—	—	9,133	—	—	9,134	—	9,134
Purchase of restricted stock	(107,334)	(1)			(316)	—	—	(317)	—	(317)
Consolidated net loss	—	—	—	—	—	—	(215,285)	(215,285)	(1,117)	(216,402)	(216,402)
Foreign currency translation adjustment	—	—	—	—	—	(1,106)	—	(1,106)	(346)	(1,452)	(1,452)

Balance, December 31, 2009	48,893,653	$489	59,958,499	$600	$1,033,997	$(2,891)	$(732,827)	$299,368	$(1,463)	$297,905

Total, year ended December 31, 2009											$(217,854)

See accompanying notes.

SkyTerra Communications, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31
	2009	2008	2007
Operating activities
Consolidated net loss	$(216,402)	$(205,507)	$(127,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,317	32,688	29,129
Amortization of debt issuance costs and debt discount	3,127	13,684	38,749
Non-cash interest paid in-kind on Senior Unsecured Notes	50,930	24,208	—
Amortization of discount on investments	721	(1,110)	(6,510)
Equity-based compensation	8,984	11,365	8,134
Deferred income taxes	257	395	(1,650)
Impairment of capitalized launch services costs	14,060	—	—
Impairment of long-lived asset	1,631	—	—
Impairment of investment in TerreStar Networks	—	70,730	34,520
Impairment of goodwill	—	10,389	—
Impairment of investment securities	—	1,600	—
Extraordinary gain on acquisition of minority interest	—	(3,006)	—
Changes in operating assets and liabilities:
Accounts receivable	999	(969)	40
Management fee due from TerreStar Networks	—	—	10
Inventory	(1,367)	473	668
Other assets	(29,986)	(7,623)	(374)
Accounts payable, accrued expenses and other liabilities	35,664	5,631	3,352
Deferred revenue	603	(268)	(1,915)

Net cash used in operating activities	(97,462)	(47,320)	(23,364)

Investing activities
Purchase of property and equipment	(146,996)	(177,101)	(240,494)
Restricted cash	(501)	(69)	1,509
Purchase of investments	(154,096)	(215,879)	(274,810)
Maturity of investments	93,141	266,494	431,181
Cash received in BCE Exchange Transaction for assumed tax liabilities	—	—	37,000
Payments for assumed tax liabilities of entity acquired in BCE Exchange Transaction	—	(37,000)	—

Net cash used in investing activities	(208,452)	(163,555)	(45,614)

Financing activities
Proceeds from issuance of 16.5% Senior Unsecured Notes and warrants (related party)	—	150,000	—
Proceeds from issuance of 18.0% Senior Unsecured Notes and warrants (related party)	400,000	—	—
Proceeds from issuance of notes payable	—	—	1,058
Principal payments on notes payable	(372)	(910)	(247)
Proceeds from exercise of SkyTerra stock options	87	64	588
Proceeds from exercise of SkyTerra LP unit options	—	—	535
Purchases of restricted stock	(317)	—	—

Net cash provided by financing activities	399,398	149,154	1,934
Effect of exchange rates on cash and cash equivalents	284	(463)	(68)

Net (decrease) increase in cash and cash equivalents	93,768	(62,184)	(67,112)
Cash and cash equivalents, beginning of period	65,721	127,905	195,017

Cash and cash equivalents, end of period	$159,489	$65,721	$127,905

Cash paid for interest	$5,121	$3,678	$302
Cash paid for income taxes	$—	$1,027	$602
Cash paid for income taxes related to Hughes distribution or Exchange transactions	$—	$37,000	$518

Non-cash financing information
Non-cash investing and financing activities (vendor financing)	$55,060	$10,175	$50,765

See accompanying notes.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2009

1. Organization and Business

All SkyTerra Communications, Inc. (SkyTerra or the Company) operating and development activity is performed through its wholly owned consolidated subsidiary SkyTerra LP. SkyTerra LP is licensed by the United States government and SkyTerra (Canada) Inc. (SkyTerra Canada), a consolidated variable interest entity of SkyTerra LP, is licensed by the Canadian government to operate in the L-band spectrum that each has coordinated for its use. References herein to the “Company,” include the Company’s subsidiaries, including SkyTerra LP, as well as SkyTerra Canada, and references to the Company’s “satellites,” “spectrum” and “networks,” include the satellites, spectrum and networks of both SkyTerra LP and SkyTerra Canada.

SkyTerra LP (United States) and SkyTerra Canada (Canada) are licensed by their respective governments to operate both current and next generation satellite systems in the 1.5 to 1.6 GHz frequency band (the “L-band”) spectrum which has been coordinated for their use. This spectrum is positioned between the frequencies used by terrestrial wireless service providers. SkyTerra LP and SkyTerra Canada have coordinated approximately 30 MHz of this spectrum throughout the United States and Canada and this coordinated spectrum covers a total population of over 330 million. The Company plans to use this spectrum for both satellite and terrestrial service in operating its next generation integrated satellite-terrestrial network. SkyTerra LP holds an ancillary terrestrial component (ATC) authorization that permits the use of its L-band satellite frequencies in the operation of an advanced, integrated satellite and terrestrial hybrid network capable of providing wireless broadband on a fixed, portable and fully mobile basis in the United States. SkyTerra Canada has filed for an ATC authorization with the Canadian government and its status is pending.

The Company is developing an integrated satellite and terrestrial communications network to provide ubiquitous wireless broadband services, including Internet access and voice services, in the United States and Canada. The Company plans to launch two new satellites, SkyTerra-1 and SkyTerra-2, which will serve as the foundation of its next generation network. The Company’s launch window for SkyTerra-1 with International Launch Services (ILS) is based on the delivery schedule projected by the satellite manufacturer, Boeing Satellite Systems (Boeing) and is scheduled to be August 2010 through October 2010. The Company is in the process of filing a request with the U.S. Federal Communications Commission (FCC) to extend its satellite launch milestone date outlined in its authorization for the launch of its SkyTerra-1 satellite to be consistent with this window. While there are no assurances, the Company believes the FCC will support this change in launch window and the related launch milestone modification. The launch of SkyTerra-2 is expected to occur in the fourth quarter of 2010 or the first quarter of 2011, within its required regulatory milestones. In order to comply with covenants in the Harbinger Merger Agreement (as described below) and to manage near term expenditures, the Company has delayed the development of certain projects related to the rollout of next generation mobile satellite services (MSS) as well as next generation business systems and next generation core network development.

The Company also operates an existing satellite based network and offers a range of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services.

Pending Harbinger Merger

On September 23, 2009, SkyTerra entered into a merger agreement, as amended (the “Harbinger Merger Agreement”) with Sol Private Corp., Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Special Fund” and together with Master Fund, “Harbinger”). Under the terms of the Harbinger Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Harbinger will acquire, through the merger of Sol Private Corp. with and into the Company, all of the outstanding common stock of the Company (such transaction referred to as the “Harbinger

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Merger”). SkyTerra will continue as the surviving corporation in the Harbinger Merger. After the Harbinger Merger, SkyTerra will be a privately held company indirectly wholly owned by Harbinger. Upon the closing of the proposed Harbinger Merger, Harbinger has agreed to pay $5.00 in cash per share for each of SkyTerra’s outstanding shares of voting and non-voting common stock not held by Harbinger or its affiliates, any subsidiary of SkyTerra or any holders who have perfected and not withdrawn a demand for appraisal rights. In addition, the Harbinger Merger Agreement provides that each outstanding SkyTerra option (other than performance based options) to purchase common stock (whether or not vested or exercisable) will be canceled in exchange for a per share amount in cash equal to the excess, if any, of $5.00 over the per share exercise price of the option. Harbinger has also agreed that each outstanding share of restricted stock (that was not performance based) previously issued by SkyTerra which is outstanding as of the effective time of the Harbinger Merger will be canceled in exchange for the right to receive, from the surviving corporation, $5.00 per share. Finally, pursuant to the terms of the Harbinger Merger Agreement, each outstanding Mobile Satellite Ventures LP (“MSV”) phantom unit which is outstanding as of the effective time of the Harbinger Merger will be canceled and be deemed to have been exchanged for 2.82 shares of SkyTerra common stock immediately prior to the effective time. Each holder, including SkyTerra’s directors and officers, receiving shares of common stock in connection with the exchange and cancellation of the phantom units will be entitled to receive $5.00 per share of such common stock.

The closing of the Harbinger Merger is subject to approval by the holders of a majority of SkyTerra’s outstanding voting common stock and the holders of a majority of the shares of SkyTerra’s outstanding voting common stock voted (excluding shares held by Harbinger, Sol Private Corp., any director or officer of SkyTerra, or any of their respective affiliates and shares considered to be held in escrow), and to regulatory approvals, including approval of the U.S. Federal Communications Commission (“FCC”), and other closing conditions. It is currently anticipated by management that the transaction will be consummated in the first quarter of 2010, following regulatory clearance and stockholder adoption of the Harbinger Merger Agreement. Harbinger owns shares constituting approximately 46% of the voting power of SkyTerra’s voting common stock (as well as warrants and shares of SkyTerra’s non-voting common stock which are convertible into or exercisable for shares of SkyTerra’s voting common stock under certain circumstances). Harbinger has agreed to vote its shares of common stock in favor of the Harbinger Merger. Upon completion of the proposed merger, SkyTerra’s common stock will no longer be publicly traded or quoted on the Over the Counter Bulletin Board, and will be deregistered under the Securities Exchange Act of 1934, as amended.

The Harbinger Merger Agreement includes a number of limitations on SkyTerra’s operations pending consummation of the merger and as a result, the Company has delayed the development of certain projects related to the rollout of its next generation mobile satellite service (“MSS”) services as well as next generation business systems and next generation core network development.

Liquidity and Capital Resources

The Company’s principal source of liquidity has historically been the issuance of debt instruments. The Company’s primary cash needs are for working capital, capital expenditures, debt service and operating expenses. The Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the Company’s control. The Company has financed its operations to date through the private placement of debt (primarily with Harbinger), equity securities, and vendor financing. The Company’s ability to raise additional equity or debt capital is subject to a number of limitations in the Harbinger Merger Agreement and the Master Agreement (as defined herein) as well as the Company’s outstanding debt agreements. Cash payment of $116.0 million in principal on the Company’s Vendor Notes Payable is due in full in December 2010. Cash payments of interest on the Company’s Senior Secured Discount Notes are scheduled to begin in October 2010, with cash payment of $750.0 million in

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

principal due in full in April 2013. Cash payment of interest on the 18% Senior Unsecured Notes is scheduled to begin in July 2011, and cash payment of principal (including the additional notes issued as paid-in-kind notes) is due in full in July 2013. Cash payment of interest on the 16.5% Senior Unsecured Notes is scheduled to begin in June 2012, and cash payment of principal (including the additional notes issued as paid-in-kind interest) is due in full in May 2013.

The Company’s current operating assumptions and projections reflect management’s best estimate of future revenue, operating expenses, and capital commitments, and indicate that the Company’s current sources of liquidity (not including the potential Fourth Closing Date of the 18% Senior Unsecured Notes (as defined herein)) should be sufficient to fund the Company only through the third quarter of 2010, creating substantial doubt about the Company’s ability to continue as a going concern. Additional funds will be needed to complete the construction of the next generation integrated network, fund operations, and begin making cash principal and interest payments on indebtedness in the fourth quarter of 2010. The Company’s ability to meet its projections, however, is subject to uncertainties, and there is no assurance that the Company’s current projections will be accurate or that the Company will not need to alter its operations if its projections prove inaccurate.

Pursuant to the terms of a funding agreement with Harbinger that was entered into prior to the Harbinger Merger Agreement, the Company has committed financing of $100 million available to it through the sale of one remaining tranche of 18% Senior Unsecured Notes (the Fourth Closing Date of the 18% Senior Unsecured Notes). In the event that the Harbinger Merger is not completed, Harbinger will be obligated to fund the remaining $100 million of 18% Senior Unsecured Notes, subject to the satisfaction of applicable conditions to such funding. The receipt by the Company of the Fourth Closing Date of the 18% Senior Unsecured Notes would not significantly extend the Company’s liquidity.

No assurance can be given that the Harbinger Merger or the Fourth Closing Date of the 18% Senior Unsecured Notes will close. If the Harbinger Merger or the Fourth Closing Date of the 18% Senior Unsecured Notes does not close, and/or other Harbinger funding is not forthcoming, the Company may pursue other means to extend its liquidity and raise capital. Those alternatives may include a capital infusion through an equity or debt investment with a strategic partner, a capital infusion through the sale of additional debt or equity securities, the renegotiation of vendor payment schedules to defer payments into the future, the postponement of certain discretionary spending, the sale of the Company’s investment in TerreStar Networks Inc. (TerreStar Networks), which is an affiliate of Harbinger, the sale of other Company assets, the delay or cancellation of certain of the Company’s planned operations, or some combination of these actions. In the event that the Harbinger Merger does not close, the Company intends to reevaluate the financial and strategic alternatives that will be available to it at such time and there is no assurance that the Company will be able to find alternative financing sources. In addition, the terms of the Company’s current indebtedness and other contractual arrangements (including those with Harbinger) include significant limitations on the ability to incur and the terms of additional debt, including amount, covenants, access to security, and duration, among other factors, and impose limitations on the structure of strategic transactions.

The remaining cost of carrying out the Company’s business plan is significant, and is significantly more than the Company’s currently available and committed resources. If the Company fails to obtain necessary financing on a timely basis, the Company may be forced to cease operations. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

If the Company fails to obtain necessary financing on a timely basis, it may be able to continue operations, but in such a way that it must significantly alter its next generation network development plans. In such a case, the Company’s satellite construction, launch, or other events necessary to deploy and operate the Company’s

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

next generation network and conduct the Company’s business could be significantly delayed, or its costs could materially increase; the Company could default on its commitments to its satellite construction or launch contractors, creditors or other third parties leading to termination of construction or inability to launch the Company’s satellites; and the Company may not be able to complete its next generation integrated network as planned or seek a purchaser for its satellite business or assets. Further, SkyTerra LP and SkyTerra Canada could lose their FCC licenses, Industry Canada licenses and their other international rights if they fail to achieve required performance milestones.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and include the accounts of the Company, SkyTerra LP, all wholly owned subsidiaries of the Company and SkyTerra LP, and any variable interest entities for which the Company is the primary beneficiary. The Company accounts for its investments in affiliates in which it owns less than 20% of the voting stock and does not exercise significant influence over the operations of the investee under the cost method of accounting. All intercompany accounts are eliminated upon consolidation.

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

Cash and Cash Equivalents

As of December 31, 2009, the Company’s cash equivalents include money market funds, demand deposit accounts, certificates of deposit and securities issued by government agencies. The Company generally considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash of $1.4 million and $0.9 million as of December 31, 2009 and 2008, respectively, relates to performance bonds held by regulatory governmental agencies and relate to the Company’s obligations to perform under certain regulatory requirements. These amounts are included in other assets in the accompanying consolidated balance sheets.

Fair Value Measurements and Investments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•	Level 2—inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3—unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Investments

As of December 31, 2009, the Company’s investments include certificates of deposit and securities issued by government agencies or guaranteed by government agencies with a weighted average contractual maturity of six months. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method. The classification of investments is determined at the time of purchase and re-evaluated at each balance sheet date. As of December 31, 2009, all of the Company’s investments are classified as “held-to-maturity” and are reported at amortized cost. The amortized cost basis of those securities approximated their aggregate fair value.

In the event that the amortized cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than amortized cost, the financial health and business outlook for the investee, and the Company’s intent and ability to hold the investment. The Company’s model for recognition and measurement of impairment for debt securities incorporates the following principles:

•

Recognition of an other-than-temporary impairment charge for debt securities is required if any of these conditions are met: (1) the Company intends to sell the security, (2) the Company does not expect to recover the entire amortized cost basis of the security or (3) it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis.

•

If the Company intends to sell the security or is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If a credit loss exists for a debt security but the Company does not intend to sell the security or it is more likely than not that it will be required to sell the security before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), the other-than-temporary impairment is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income (loss).

None of the Company’s investments became other-than-temporarily impaired during the year ended December 31, 2009.

Warrants

In accordance with its adoption of a new accounting principle, beginning on January 1, 2009 the Company evaluated its outstanding warrants to determine if such warrants are not indexed to the Company’s own stock and subject to accounting as derivative financial instruments. As a result of the adoption of this change in accounting

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

principle, basic and diluted loss per common share decreased by $0.09 per common share for the year ended December 31, 2009.

Warrants are not indexed to the Company’s own stock and are accounted for as derivative financial instruments if they contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of an option with a settlement amount equal to the difference between the fair value of a fixed number of the Company’s shares and a fixed monetary amount. The Company determined certain of its outstanding warrants contain such protective provisions, thereby concluding such warrants are not indexed to the Company’s own stock.

The Company recognizes warrants that are not indexed to the Company’s own stock as derivative financial instruments at their respective fair values on each reporting date. The carrying amount of warrants not indexed to the Company’s own stock on January 1, 2009 was $35.1 million. The Company determined the fair value of these awards as of January 1, 2009 was a liability of $9.7 million. The Company recorded the cumulative effect of the change in accounting for the warrants not indexed to the Company’s own stock by reducing additional paid-in capital by $35.1 million, recording a liability for the $9.7 million fair value as of the date of adoption, and recording the $25.4 million resulting difference as a reduction of the Company’s accumulated deficit. The Company has determined the fair values of the warrant securities using a Monte Carlo valuation model. The significant inputs into that model included the Company’s stock price, assumptions regarding the expected amounts and dates of future fund raising activities, the historical volatility of the Company’s stock price, and risk-free rates based on U.S. Treasury security yields. Upon announcement of the Harbinger Merger Agreement, the Company’s stock price, a significant input in the warrant valuation model, increased significantly. However, if the Harbinger Merger is consummated, the Harbinger 2008 Warrants and the Vendor Warrants (see Note 6) will be converted to a right to receive, in cash, $5 per warrant upon exercise and remittance to the Company of the $10 exercise price per warrant, effectively rendering the warrants valueless.

To value the Harbinger 2008 warrants and the Vendor Warrants as of September 30, 2009 and December 31, 2009, the Company estimated the likelihood of merger consummation using observable market data (trading share price versus Harbinger Merger offer price), and utilized the last observed Company stock price prior to the merger announcement as inputs to the valuation model. As the warrants have declined in value during 2009, the Company recorded a gain of $9.8 million for the year ended December 31, 2009, to record the liabilities associated with the warrants at their respective aggregate fair values of $1.7 million as of December 31, 2009.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Recurring Fair Value Estimates

The Company’s recurring fair value measurements at December 31, 2009 and 2008 were as follows (in thousands):

	Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$148,875	$148,875	$—	$—

Liabilities:
Foreign currency contracts	76	76
Harbinger 2008 warrants	$1,598	$—	$—	$1,598
Vendor warrants	115	—	—	115

	$1,789	$76	$—	$1,713

	Fair Value as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$60,727	$60,727	$—	$—
Available-for-sale investments	400	—	—	400

	$61,127	$60,727	$—	$400

Liabilities:
Foreign currency contracts	$112	$112	—	—

Recurring Level 3 Activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the year ended December 31, 2009 for all financial assets and liabilities categorized as Level 3.

Fair value measurements using significant unobservable inputs (Level 3) (in thousands):

Liabilities:
Warrant liabilities as of January 1, 2009 (that are not indexed to the Company’s own stock)	$9,736
Initial measurement of Vendor Warrants issued during the year ended December 31, 2009 (that are not indexed to the Company’s own stock)	1,772
Decrease in the fair value of warrants (that are not indexed to the Company’s own stock)	(9,795)

Warrant liabilities as of December 31, 2009 (that are not indexed to the Company’s own stock)	$1,713

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

The $9.8 million decrease in the fair value of warrants (that are not indexed to the Company’s own stock) has been recorded during the year ended December 31, 2009 as other income in the accompanying statement of operations.

Non-recurring Fair Value Estimates

The Company’s non-recurring fair value measurements recorded during the year ended December 31, 2009 were as follows (in thousands):

	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
18% Senior Unsecured Notes	$354,760	$—	$354,760	$—
Warrants allocated in conjunction with 18% Senior Unsecured Notes	45,240	—	45,240	—
Notes Payable—Vendor borrowings	38,228	—	—	38,228
Warrants issued in conjunction with Notes Payable—Vendor borrowings	1,772	—	—	1,772

	$440,000	$—	$400,000	$40,000

The fair value of the warrants issued in conjunction with the 18% Senior Unsecured Notes in 2009, was determined based on the quoted market price of the Company’s stock, an exercise price of $0.01 per share and other observable inputs corroborated with market data. The amount recorded for the 18% Senior Unsecured Notes was determined to be the difference between the $400 million in proceeds received at issuance and the $45.2 million fair value of the warrants on the date of issuance allocable to such notes (see Note 6), or $354.8 million.

Non-recurring Level 3 Basis for Valuation

Notes Payable—Vendor are not investor debt, rather, they are vendor arranged financing collateralized by the network under construction. There is no alternative market or benchmark for this debt. The debt carries a variable market-based interest rate and was issued with detachable warrants to purchase common stock. The amount recorded for the Notes Payable—Vendor during the year ended December 31, 2009 was the difference between the $40.0 million in borrowings and the $1.8 million fair value of the warrants that were issued in conjunction with those borrowings (see Note 6).

The fair value of the warrants issued in conjunction with the Notes Payable—Vendor was estimated using a Monte Carlo valuation model. The significant inputs into that model included the Company’s stock price, assumptions regarding the expected amounts and dates of future fund raising activities, the historical volatility of the Company’s stock price and risk-free rates based on U.S. Treasury security yields.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Other Fair Value Disclosures

The Company utilized broker quotes to estimate the fair value of Company’s Senior Secured Discount Notes. Such quotes were utilized to estimate the fair value of the Company’s 16.5% Senior Unsecured Notes and 18% Senior Unsecured Notes with the assumption that the fair values of the 16.5% Senior Unsecured Notes and 18% Senior Unsecured Notes would change in tandem with the fair values of the Senior Secured Discount Notes, taking into consideration historical yield spreads between the Company’s secured and unsecured debt securities.

The carrying amounts and estimated fair values of the Company’s long-term debt were (in thousands):

	December 31, 2009				December 31, 2008
	Face Value		Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured discount notes, net	$750,000	(1)	$724,649	$688,125	$629,759	$180,000
16.5% senior unsecured notes (related party), net	205,542	(2)	179,327	190,455	147,119	49,649
18% senior unsecured notes (related party), net	458,680	(3)	379,015	444,843	—	—
Notes payable—vendor	116,000		114,921	116,000	60,940	60,940

Total debt	$1,530,222		$1,397,912	$1,439,423	$837,818	$290,589

(1)	Represents principal balance of notes at maturity on April 1, 2010.
(2)	Includes $54,138 of interest paid-in-kind and $1,403 of accrued interest.
(3)	Includes $21,000 of interest paid-in-kind and $37,680 of accrued interest.

Investments in TerreStar Networks

The Company holds an investment in TerreStar Networks (a privately-held subsidiary of publicly-held, TerreStar Corporation and an affiliate of Harbinger) that it accounts for under the cost method. The Company has a Transfer and Exchange Agreement with TerreStar Corporation that allows transferees of the TerreStar Network shares held by the Company (but not the Company itself) to exchange shares of TerreStar Networks for shares of TerreStar Corporation common stock at an exchange ratio of 4.37 shares of TerreStar Corporation common stock per TerreStar Networks share. The carrying amount of the Company’s investment in TerreStar Networks at December 31, 2009 and 2008 was $7.4 million.

Inventory

Inventory consists of communication handset devices that are stated at the lower of cost or market, using the average cost method. The Company periodically assesses the market value of its inventory, based on sales trends and forecasts and technological changes, and would record a charge to current-period income if such factors indicated that a reduction in net realizable value had occurred.

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

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Depreciation is computed using the straight-line method over estimated useful lives of the assets as follows:

Next generation network (under construction)	Not depreciated until placed in service
Current network in service	5-10 years
Office equipment and furniture	3-5 years
Software	2-3 years
Leasehold improvements	Shorter of the useful life or lease term

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

Goodwill

The Company performed its annual impairment test of goodwill for the year ended December 31, 2008 and determined the carrying amount of goodwill exceeded its implied fair value and recorded a full impairment loss of $10.4 million in the accompanying statement of operations. As of December 31, 2009 the Company has no goodwill.

Revenue Recognition

The Company recognizes revenue from products when a) persuasive evidence of an arrangement exists, b) delivery has occurred, c) the seller’s price to the buyer is fixed or determinable, and d) collectibility is reasonably assured. The Company generates revenue through the sale of satellite based services including capacity, telephony, and data. The Company also sells equipment for use by end users.

Capacity is the supply of bandwidth and power to customers who implement and operate their own networks. Capacity revenue is recognized as the service is provided.

Telephony is the supply of voice service to end users, including dispatch service, which provides the wide-area equivalent of “push-to-talk” two-way radio service among users in customer defined groups. Telephony customers are acquired through retail dealers or resellers. Retail dealers receive activation fees and earn commissions on monthly end user access and usage revenues. Resellers are under contractual arrangements with the Company for their purchase of monthly access and usage, and they manage the arrangements with the end user. Telephony customers are charged activation fees, fixed monthly access fees and variable usage charges, generally charged by minute of usage. Monthly network access revenue is recognized in the month of service to the end user. Variable usage revenue is recognized during the period of usage. Activation fees are deferred and recognized ratably over the expected customer life.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Data service provides transmission in an “always-on” fashion. Common applications for data customers include fleet and load management, credit card verification, e-mail, vehicle position reporting, mobile computing, and data message broadcasting. Data customers are acquired through resellers. Resellers are under contractual arrangements for their purchase of monthly access and usage from the Company, and manage the arrangements with the end user. Data service revenue is recognized in the month of service.

New and existing subscribers to the Company’s network can purchase from the Company a range of satellite handset configurations. Hardware generally includes handsets, antennas, and cables, and can be purchased in “kits” that include the hardware a customer would typically need to utilize the satellite services. Resellers may purchase equipment in advance for purposes of resale to their end users. Equipment sales do not carry a right of return, and revenue is recognized upon transfer of title, which occurs at the time of shipment to the customer.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. The Company’s investments are predominantly government agency and government agency guaranteed securities at December 31, 2009. The Company’s cash and cash equivalents are predominantly money market funds at December 31, 2009. The Company maintained cash balances at financial institutions that exceeded federally insured limits as of December 31, 2009. The Company maintains its cash and cash equivalents at high-credit-quality institutions, and as a result, the Company believes that credit risk related to its cash is not significant.

The Company generally grants credit to customers on an unsecured basis. The Company performs ongoing evaluations regarding collection of amounts owed to it. The Company records an allowance for doubtful accounts equal to the amount estimated to be uncollectible.

The Company’s significant customers, as measured by percentage of total revenues, were as follows:

	December 31,
	2009	2008	2007
Customer A	10%	9%	9%
Customer B	21%	12%	9%
Customer C	9%	9%	8%

The Company’s significant customers, as measured by percentage of total accounts receivable, were as follows:

	December 31,
	2009	2008
Customer A	17%	9%
Customer B	12%	12%
Customer C	9%	*
Customer D	14%	*

*	Customer did not represent close to or over 10% for the period or as of the date presented.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Capitalized Interest

Interest associated with the construction of the Company’s next generation satellites, launch rockets, and ground stations has been capitalized. Total and capitalized interest is as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Capitalized interest	$104,395	$72,894	$32,543
Interest expense	93,441	40,242	39,093

Total interest	$197,836	$113,136	$71,636

Long-Term Vendor Service Contracts with Milestones

The Company has several long-term contracts with vendors for the provision of services that include payments due upon the achievement of defined milestones. Generally, such milestones are completed over time, and the Company generally expects that such milestones will ultimately be achieved. As such, the Company expenses amounts related to such milestones ratably over the estimated period of service related to the individual milestones. Upfront and other periodic payments are allocated pro-rata to the milestones within the arrangement, unless some better method of allocation can be determined. The Company periodically reviews each such contract to ensure that all milestones continue to be probable of completion and to determine that the period of service related to the individual milestones remains appropriate.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are recorded against deferred tax assets when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or operating loss carryforwards expire. Management considers the scheduled reversal of existing deferred tax liabilities, projected future taxable income and tax planning strategies in evaluating whether it is more likely than not that deferred tax assets will be realized.

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

Equity-Based Compensation

Equity-based payment transactions are recognized when the Company receives services in exchange for equity-based payments. Fair value is an integral concept in the accounting model applicable to instruments awarded in equity-based payment transactions. Measurement of equity-based payment transactions with employees are based on the estimated grant-date fair value of the equity instruments issued or the fair value of the liability incurred, as appropriate.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Foreign Currency and International Operations

The Company has operations in Canada. The functional currency of the related subsidiary and consolidated variable interest entity is the Canadian dollar. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period and revenue and costs are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations. Foreign exchange transaction gains for the year ended December 31, 2009 were $0.1 million, losses were $0.4 million for the year ended December 31, 2008 and gains were $0.3 million for the year ended December 31, 2007.

Derivatives

The Company recognizes derivatives as assets or liabilities measured at fair value with changes in fair value reflected in earnings. The Company does not apply hedge accounting for any derivatives.

The Company is exposed to the impact of fluctuations in the exchange rate of the Canadian dollar and the Euro. The Company limits this risk by the use of forward and option contracts. The Company does not use derivatives for trading or speculative purposes. As of December 31, 2009, and 2008, the Company had contracts in place for portions of its forecasted expenses and equipment purchases, payable in Canadian dollars or Euros, totaling $6.7 million and $1.7 million, respectively. These forward and option contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception. The Company had unrealized losses of $0.1 million related to these contracts as of December 31, 2009 and 2008, that are reflected in other income (expense) in the accompanying consolidated statements of operation.

Other Comprehensive Income

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are included in other comprehensive income (loss), but excluded from net income (loss). As of December 31, 2009 and 2008, accumulated other comprehensive loss consisted of foreign currency translation adjustments. There were no unrealized losses on available-for-sale securities as of December 31, 2008 and the Company held no available-for-sale securities as of December 31, 2009.

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

The Company’s restricted stock grants have been excluded from basic loss per common share until the shares vest. For the years ended December 31, 2009, 2008 and 2007, options, warrants, and unvested restricted stock aggregating 54,323,513, 27,761,971 and 5,145,821 shares, respectively, were excluded from the computation of diluted net loss per common share as the effect would have been anti-dilutive. The Company also

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

excluded the shares issuable to TerreStar Corporation in exchange for TerreStar Corporation’s interest in SkyTerra LP from the computation of diluted loss per common share in 2007, as the effect would have been anti-dilutive.

Variable Interest Entities

The Company consolidates a variable interest entity, SkyTerra Canada, in which it is the primary beneficiary and holds an effective 46.4% interest. The majority voting interest in SkyTerra Canada is held by a subsidiary of BCE Inc. (BCE) which also holds a significant equity interest in the Company. SkyTerra Canada is licensed by the Canadian government to operate in the L-band using spectrum that SkyTerra Canada has coordinated for its use. SkyTerra Canada holds a license to a significant portion of the spectrum as well as satellite assets that are used by the Company. SkyTerra Canada is obligated by contract to provide access to those assets to a 100% owned subsidiary of SkyTerra LP through a capacity lease agreement. This agreement may terminate only upon written agreement between both the Company and SkyTerra Canada, or upon one party becoming the beneficial owner of all of the shares of SkyTerra Canada as well as upon other ordinary terms of default. The Company has determined it is the primary beneficiary of SkyTerra Canada based upon the benefits provided to the Company under the capacity lease agreement and the Company’s historical and expected future cash funding of SkyTerra Canada. However, as a minority equity holder, SkyTerra LP does not have the ability to make unilateral decisions regarding the operations of SkyTerra Canada or the utilization of its assets.

Previously, based upon a contractual arrangement, SkyTerra LP was obligated to fund the operating expenses of SkyTerra Canada. Although SkyTerra LP’s contractual obligation is no longer in force, the Company expects to continue to fund the operating expenses and working capital requirements of SkyTerra Canada in order to continue to benefit from the agreements between itself and SkyTerra Canada. Creditors of SkyTerra Canada have no recourse to the assets or general credit of SkyTerra LP or the Company. SkyTerra Canada has no debt or financing arrangements with any third parties. Through its contractual rights, the Company can prevent SkyTerra Canada from business activities that may expose SkyTerra Canada to incremental undue financial or other risk. The Company’s current maximum direct financial exposure to loss includes the historical investment in and trade receivables from SkyTerra Canada. The Company provided financial support to SkyTerra Canada to fund its operations in the amount of $6.2 million and $2.0 million, for the years ended December 31, 2009, and 2008, respectively, in the form of cash payments and services provided for which the Company has not yet collected cash payments.

SkyTerra Canada is subject to foreign ownership restrictions imposed by the Telecommunications Act (Canada) and the Radiocommunication Act (Canada) and regulations made pursuant to these Acts. The shareholders agreement relating to SkyTerra Canada permits the shareholders of SkyTerra Canada to transfer their shares in certain circumstances, provided that all such share transfers are made to parties that are eligible to hold such shares under the restrictions or are otherwise carried out in accordance with the restrictions. Although the Company believes that SkyTerra Canada is in compliance with the relevant legislation, there is no assurance that a future determination by Industry Canada or the Canadian Radio-television and Telecommunications Commission, or events beyond its control, will not result in SkyTerra Canada ceasing to comply with the relevant legislation. If such a development were to occur, the ability of SkyTerra Canada to operate as a Canadian carrier under the Telecommunications Act (Canada) or to maintain, renew or secure its Industry Canada authorizations could be jeopardized. In such a case, the Company’s business could be materially adversely affected through the loss of access and use of a significant amount of spectrum and satellite assets currently available to it through SkyTerra Canada.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

As of January 1, 2009, the Company displays noncontrolling interests (formerly known as “minority interests”) in the consolidated balance sheet as a separate component of stockholders’ equity and displays net earnings attributable to the noncontrolling interests as a separate line item in the consolidated statement of earnings. Prior to the January 1, 2009 the noncontrolling interest related to SkyTerra Canada had been reduced to zero, therefore the beginning balance of the noncontrolling interests at January 1, 2009 was zero. Earnings or losses attributable to the noncontrolling interests in SkyTerra Canada are reported in the condensed consolidated statement of operations for the years ended December 31, 2007, 2008 and 2009. As of December 31, 2009 and 2008, there are no other noncontrolling interests in any other SkyTerra subsidiaries.

Recent Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes the consolidation guidance applicable to a variable interest entity (“VIE”), replacing the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The new guidance is effective for interim and annual reporting periods beginning after November 15, 2009, and may be applied retrospectively in previously issued financial statements. The Company is currently assessing the impact of the adoption of ASU 2009-17 on the Company’s financial condition, results of operations and cash flows, and has not determined whether it will adopt the new guidance prospectively or retrospectively.

3. Acquisitions

SkyTerra LP Exchange Transactions

In September 2006, the Company issued 39.6 million shares of its voting and non-voting common stock to TerreStar Corporation and other partners in SkyTerra LP in exchange for limited partnership interests in SkyTerra LP (the “2006 SkyTerra LP Exchange Transactions”), resulting in SkyTerra owning 59% of SkyTerra LP as of the closing. Notwithstanding the legal form of the transactions, the 2006 SkyTerra LP Exchange Transactions were accounted for as a reverse acquisition, with SkyTerra LP being treated as the accounting acquirer of SkyTerra. Accordingly, the historical financial statements of the Company prior to September 2006 are the historical financial statements of SkyTerra LP. The consolidated financial statements of SkyTerra LP were retroactively adjusted to reflect the recapitalization of SkyTerra LP with the 39.6 million shares of SkyTerra common stock issued to SkyTerra LP equity holders in the 2006 SkyTerra LP Exchange Transactions.

On January 5, 2007, the Company acquired all of the equity interests in SkyTerra LP owned by BCE. The Company issued 22.5 million shares of non-voting common stock in exchange for limited partnership interests in SkyTerra LP (the “BCE Exchange Transaction”). These shares of non-voting common stock are exchangeable for a like number of shares of voting common stock upon a sale by BCE in the open market or to a person who will not beneficially own 10% or more of the Company’s voting common stock. In addition, the Company issued 176,250 shares of common stock to Winchester Development LLC, a company beneficially owned by a former director of SkyTerra LP. Such shares were issued in exchange for $0.4 million in cash and limited partnership interests of SkyTerra LP. This transaction, together with the BCE Exchange Transaction, resulted in the Company owning 81% of SkyTerra LP.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

On February 12, 2007, the Company issued 14.4 million shares of common stock to TerreStar Corporation as a result of TerreStar Corporation exercising its option to exchange a portion of its remaining limited partnership interests in SkyTerra LP. As a result, the Company’s ownership of SkyTerra LP increased to 95%. On November 30, 2007, the Company issued 4.4 million shares of common stock to TerreStar Corporation as a result of TerreStar Corporation exercising its option to exchange the remaining limited partnership interests in SkyTerra owned by it. As a result, the Company’s ownership of SkyTerra LP increased to 99%.

The January 5, 2007, February 12, 2007 and November 30, 2007 transactions were accounted for under the purchase method of accounting. Valuations of securities issued were determined based on the date when agreement as to terms had been reached and the transaction announced, or, in the case of the TerreStar Corporation transactions, the dates of exercise of its exchange option. The purchase prices were allocated to the acquired assets and liabilities based on their estimated fair values. The allocation of the $493.7 million combined purchase price in the January 5, 2007, February 12, 2007, and

November 30, 2007 acquisitions of additional SkyTerra LP equity interests ($319.1 million, $153.3 million, and $21.3 million, respectively) was as follows (in thousands):

Property and equipment	$(14,170)
Intangible assets	504,477
Other assets	(4,311)
Senior secured discount notes	191
Deferred revenue	7,496

$493,683

On December 10, 2008, the Company issued 736,209 shares of voting common stock to the remaining minority limited partners and acquired all of the remaining limited partnership interests in SkyTerra LP it did not already own. As a result, the Company’s ownership of SkyTerra LP increased to 100%. This transaction was accounted for under the purchase method of accounting. The valuation of securities issued was determined based on the date when agreement as to terms had been reached and the transaction announced. Based on this valuation, the purchase price was determined to be $1.5 million. The fair value of the interest in the net assets acquired exceeded the fair value of the consideration resulting in “negative goodwill.” Such negative goodwill was allocated on a pro rata basis to the interest in the long-lived assets acquired such that there was no net adjustment to the carrying amount of the long-lived assets. After allocation of the negative goodwill against the fair value basis of the qualifying assets acquired, the remaining excess was recognized as an extraordinary gain. As a result the purchase price was allocated as follows:

	Fair Value	Allocation of Negative Goodwill	Purchase Price Allocation
Long-lived and other assets	$17,733	$(17,733)	$—
Long-term liabilities	4,482	—	4,482
Extraordinary gain	—	(3,006)	(3,006)
Fair value of net assets acquired	$22,215	$(20,739)	$1,476

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

4. Intangible Assets

Identifiable intangible assets arising from acquisitions accounted for under the purchase method of accounting consisted of the following (in thousands):

	As of December 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Spectrum rights and next generation intellectual property	$604,891	$(113,519)	$491,372	$604,891	$(83,899)	$520,992
Customer contracts	22,109	(19,910)	2,199	21,672	(19,102)	2,570

	$627,000	$(133,429)	$493,571	$626,563	$(103,001)	$523,562

The Company amortizes its intangible spectrum assets over 20 years, the estimated period of time through which the Company’s current and under development next generation networks are expected to be operational. Customer contracts are amortized over a period ranging from 4.5 to 7 years.

The weighted average remaining life of the Company’s spectrum rights and next generation intellectual property was 16.8 years at December 31, 2009. The weighted average remaining life of the Company’s customer contracts was 4.4 years at December 31, 2009. During the years ended December 31, 2009, 2008, and 2007, amortization expense was $30.1 million, $29.8 million, and $27.9 million, respectively.

Future amortization of intangible assets is expected to be as follows as of December 31, 2009 (in thousands):

2010	$30,156
2011	30,156
2012	30,156
2013	30,156
2014	29,674
Thereafter	343,273

$493,571

5. Balance Sheet Details

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Current network (in service)	51,142	45,527
Office equipment and furniture, software, and leasehold improvements	3,871	7,214

	55,013	52,741
Accumulated depreciation	(50,384)	(45,313)

Property and equipment, net	$4,629	$7,428

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

In the fourth quarter of 2009 the Company recorded a $1.6 million impairment charge in research and development related to the write-off of the net book value of assets associated with development efforts for which the Company has no current or expected future use.

During the fourth quarter of 2009, the Company earned $2.8 million in liquidated damages from Boeing due to Boeing’s failure to deliver the SkyTerra-1 satellite based network (SBN) on the contractually agreed upon timetable. The Company reduced the carrying amount of its next generation network (under construction) for amounts related to such liquidated damages. These amounts are potentially available to be earned back by Boeing ratably each quarter, based on successful SBN performance if SBN acceptance occurs prior to September 14, 2010, the contractually required date. The majority of the liquidated damages can be earned back by Boeing within 2.5 years after SBN acceptance (expected in the second half of 2010) with the remaining minority available to be earned back quarterly by Boeing through the 15th year of SBN life.

During the years ended December 31, 2009, 2008, and 2007, depreciation expense was $3.2 million, $2.9 million, and $2.2 million, respectively. The next generation network includes $212.4 million and $110.0 million of capitalized interest as of December 31, 2009 and 2008, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2009	2008
Accrued expenses	15,823	8,436
Accrued income taxes payable on behalf of BCE	1,388	1,836
Accrued compensation and benefits	7,474	6,734
Other current liabilities	1,007	555

Total accrued expenses and other current liabilities	$25,692	$17,561

6. Debt

Debt consists of the following (in thousands):

	Face value		Carrying value
	December 31, 2009		December 31, 2009	December 31, 2008
Senior secured discount notes	$750,000		$724,649	$629,759
16.5% senior unsecured notes (related party)	205,542	(1)	179,327	147,119
18% senior unsecured notes (related party)	458,680	(2)	379,015	—
Notes payable—vendor	116,000		114,921	60,940
Note payable—other	—		—	372

	1,530,222		1,397,912	838,190
Less: Current portion	(116,000)		(114,921)	(372)

Total debt	$1,414,222		$1,282,991	$837,818

(1)	Includes $54,138 of interest paid-in-kind and $1,403 of accrued interest.
(2)	Includes $21,000 of interest paid-in-kind and $37,680 of accrued interest.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Senior Secured Discount Notes

In March 2006, SkyTerra LP issued Senior Secured Discount Notes in an aggregate principal amount of $750.0 million due at maturity, generating gross proceeds of $436.2 million. Interest on the notes accretes at a rate of 14%, until the notes reach full principal amount at April 1, 2010. Beginning October 2010, interest will be payable in cash semi-annually in arrears at a rate of 14% per annum. The Senior Secured Discount Notes mature on April 1, 2013.

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

The terms of the Senior Secured Discount Notes require SkyTerra LP and its subsidiaries to comply with certain covenants that restrict some of SkyTerra LP’s and its subsidiaries’ ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in transactions with affiliates. SkyTerra LP and its subsidiaries may incur indebtedness beyond the specific baskets allowed under the Senior Secured Discount Notes, provided it maintains a leverage ratio (as defined) of not more than 6 to 1. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the Senior Secured Discount Notes. An event of default resulting from a breach of a covenant may result (following certain grace periods), at the option of the note holders, in an acceleration of the principal and interest outstanding. The Senior Secured Discount Notes also contain other customary events of default (subject to certain grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. SkyTerra LP was in compliance with the covenants of the Senior Secured Discount Notes as of December 31, 2009.

16.5% Senior Unsecured Notes

In January 2008, Harbinger purchased $150 million of SkyTerra LP’s 16.5% Senior Unsecured Notes and ten-year warrants to purchase 9.1 million shares of the Company’s common stock, with an exercise price of $10 per share (the Harbinger 2008 Warrants). The 16.5% Senior Unsecured Notes bear interest at a rate of 16.5%, payable in cash or in-kind, at SkyTerra LP’s option, through December 15, 2011, and thereafter payable in cash. The 16.5 % Senior Unsecured Notes mature on May 1, 2013.

The Company separately measured the fair value of the 16.5% Senior Unsecured Notes and the warrants and allocated the total proceeds of $150.0 million on a pro-rata basis to each. The resulting discount on the 16.5% Senior Unsecured Notes is amortized using the effective interest rate method over the term. Based on these fair value determinations, the allocation of the proceeds to the 16.5% Senior Unsecured Notes and the warrants was $122.8 million and $27.2 million, respectively. The proceeds allocated to the warrants are recognized as a liability, as the Company has determined the warrants are not indexed to the Company’s own stock (see Note 2).

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

18% Senior Unsecured Notes

In July 2008 (and as amended on January 7, 2009), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with affiliates of Harbinger pursuant to which the Company agreed to issue Harbinger up to $500 million aggregate principal amount of 18% Senior Unsecured Notes due July 1, 2013 (the “18% Senior Unsecured Notes”) in four tranches. The 18% Senior Unsecured Notes bear interest of 18%.

In conjunction with the issuance of the 18% Senior Unsecured Notes SkyTerra will issue to Harbinger warrants to purchase up to an aggregate of 32.5 million shares of voting or non-voting common stock of SkyTerra (at the option of Harbinger) at an exercise price of $0.01 per share of common stock.

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

On January 7, 2009 the Company completed the first issuance of the 18% Senior Unsecured Notes in an aggregate principal amount of $150 million. At closing, the Company issued Harbinger five-year warrants to purchase 7.5 million shares of the Company’s voting or non-voting common stock, at an initial exercise price of $0.01 per share.

On April 1, 2009 the Company completed the second issuance of the 18% Senior Unsecured Notes in an aggregate principal amount of $175 million. At closing, the Company issued Harbinger five-year warrants to purchase 21.25 million shares of the Company’s voting or non-voting common stock, at an initial exercise price of $0.01 per share.

On July 1, 2009 the Company completed the third issuance of the 18% Senior Unsecured Notes in an aggregate principal amount of $75 million. No warrants were issued in conjunction with this issuance.

Harbinger is not obligated to fund the Fourth Closing Date of the 18% Senior Unsecured Notes unless the Harbinger Merger is not completed.

The Securities Purchase Agreement governing the 16.5% Senior Unsecured Notes and the 18% Senior Unsecured Notes grants Harbinger the right of first negotiation to discuss the issuance of additional equity securities by the Company in private placement financing transactions. Should the Company and Harbinger not agree on the terms for such a transaction, Harbinger has the right to maintain their percentage ownership interest through pro rata purchases of shares of common stock in issuances to third parties, subject to a number of exceptions. The 16.5% Senior Unsecured Notes and the 18% Senior Unsecured Notes have subsidiary guarantees and covenants similar to those contained in the Senior Secured Discount Notes, with such modifications as

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

appropriate to reflect the financial terms of the 16.5% Senior Unsecured Notes and the 18% Senior Unsecured Notes. The Securities Purchase Agreement also contains more restrictive covenants regarding mergers, consolidation and transfer of assets and restricted payments.

The terms of the 16.5% Senior Unsecured Notes and the 18% Senior Unsecured Notes require the Company to comply with certain covenants that restrict some of the Company’s corporate activities, including its ability to incur additional debt, pay dividends, create liens, make investments, sell assets, make capital expenditures, repurchase equity or subordinated debt, and engage in transactions with affiliates. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the 16.5% Senior Unsecured Notes and the 18% Senior Unsecured Notes. An event of default resulting from a breach of a covenant may result (following certain grace periods), at the option of the 16.5% Senior Unsecured Notes and the 18% Senior Unsecured Notes holders, in an acceleration of the principal and interest outstanding. The 16.5% Senior Unsecured Notes and the 18% Senior Unsecured Notes also contain other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, and nonpayment of principal, interest or fees when due. The Company was in compliance with the covenants of the 16.5% Senior Unsecured Notes and 18% Senior Unsecured Notes as of December 31, 2009.

Notes Payable—Vendor

SkyTerra LP has financed $116.0 million of next generation network vendor payments with secured vendor notes payable (Notes Payable—Vendor) that bear interest at LIBOR plus 400 basis points plus a 2% administrative fee. The Notes Payable—Vendor are secured by the next generation network under construction and are payable upon the earlier of December 20, 2010 or ten days prior to shipment of the SkyTerra-2 satellite. The Company has no remaining available credit under the Notes Payable—Vendor at December 31, 2009. The interest rate on the Notes Payable—Vendor was 4.26% as of December 31 2009.

In August 2008, the Company issued Vendor Warrants exercisable for 626,002 shares of SkyTerra voting common stock with an exercise price of $10 per share, subject to certain anti-dilution adjustments, with a term of 10 years, vesting on a proportional basis consistent with the utilization of credit under the Notes Payable—Vendor. All Vendor Warrants were vested as of December 31, 2009.

The amount recorded for the Notes Payable—Vendor was determined to be the difference between the borrowings and the fair value of the warrants that vested in conjunction with those borrowings. The proceeds allocated to the warrants were recognized as a liability, as the Company determined the warrants were not indexed to the Company’s own stock (see Note 2). The resulting discount on the Notes Payable—Vendor is amortized using the effective interest rate method over the term of the Notes Payable—Vendor.

Future Minimum Principal Payments

Future minimum principal payments related to the Company’s debt agreements are as follows for the years ending December 31, as of December 31, 2009 (in thousands):

2010	$116,000
2011	—
2012	—
2013	1,375,138
2014	—
Thereafter	—

Total future payments	1,491,138

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

7. Warrants

The Company has the following warrants outstanding as of December 31, 2009:

Harbinger warrants issued in connection with 18% Senior Unsecured Notes, $0.01 per share exercise price, that expire January 7, 2014	28,750,000
Harbinger 2008 warrants, $10 per share exercise price, that expire January 7, 2018	9,144,038
Vendor warrants; $10 per share exercise price, that expire August 18, 2018	626,002

38,520,040

8. Equity-Based Compensation

SkyTerra Equity-Based Compensation Plans

SkyTerra maintains the following plans for the purpose of granting of options and other equity-based awards:

•	Long-term incentive plan (1998 Long-Term Incentive Plan; 2.3 million shares of common stock reserved for issuance), and

•	Equity incentive plan (2006 Equity and Incentive Plan; 13.1 million shares reserved for issuance).

The number of available shares under the 2006 Equity and Incentive Plan is adjusted to maintain the number of shares outstanding or issuable at 12% of the Company’s outstanding common stock, up to a maximum of 15 million shares. Additionally, the Company awarded options in August 2008 pursuant to the terms of the exchange offer described below which are not otherwise part of an equity incentive plan. Upon exercise, the Company generally issues new shares in the amount of the award exercised.

SkyTerra generally issues stock option awards with an exercise price equal to the fair value of the underlying common stock on the date of grant that vest ratably over 3 years of service, and have a term of ten years. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes compensation expense on a straight-line basis over the requisite service period. The expected term of option awards has been calculated as the midpoint between the vesting date and the end of the contractual term of the option as historical data for SkyTerra is not sufficient to reasonably estimate the expected term of new grants. The expected dividend rate of zero is based on the fact that the Company has not historically paid a dividend on its common stock. The risk-free rate is based on U.S. Treasury yields for securities with similar terms. The expected volatility is calculated based on the trading prices of the Company’s common stock. No SkyTerra option awards have been settled in cash.

Assumptions used in determining the fair value of SkyTerra options are as follows:

	Year ended December 31,
	2009	2008	2007
Expected volatility	71%-87%	58%-70%	55%-59%
Expected term (years)	6	6	6
Expected dividends	0%	0%	0%
Risk free rate	1.5%-3.0%	1.5%-3.6%	2.5%-5.0%

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

The $19.3 million purchase price was allocated to long-lived assets on a pro-rata basis based on their estimated relative fair values on August 6, 2008, the date of the Option Exchange, as follows (in thousands):

Property and equipment	$4,777
Intangible assets—spectrum	12,977
Intangible assets—intellectual property	1,480
Intangible assets—customers	99

$19,333

Options that were granted to SkyTerra LP U.S. employees subsequent to September 25, 2006, or granted prior to September 25, 2006 and subsequently modified after that date (before the exchange), and exchanged on August 6, 2008, were accounted for as modifications. The rights granted to SkyTerra LP Canadian employees to exchange their options in the future have also been accounted for as modifications, as those option holders continue to hold and have the ability to exercise their respective SkyTerra LP options. The Company determined that there was no incremental compensation cost as a result of these modifications, based on estimated fair values determined by Monte Carlo simulations.

On February 22, 2008 a modification was made with respect to “out of the money” outstanding options held by employees to purchase the Company’s common stock and SkyTerra LP’s Limited Investor Units, respectively, that decreased the exercise prices of such options to an exercise price equal to the then current fair market value of the underlying common stock and Limited Investor Units, respectively. As a result of this modification the Company recorded $0.4 million and $2.4 million of additional compensation expense during 2009 and 2008, respectively.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

During 2009 the Company issued options that contain performance-based vesting based on achievement of specified goals. The fair value of the restricted stock grants containing market conditions and deemed service periods were estimated using a Monte Carlo simulation model.

The activity with respect to the SkyTerra Incentive Plans is as follows:

	Options to Acquire Units	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	12,756,151	4.31
Granted	1,823,220	3.09
Canceled	(339,365)	17.60
Expired	—	—
Exercised	(28,200)	3.05

Options outstanding at December 31, 2009	14,211,806	3.84	26,140

Options exercisable at December 31, 2009	12,050,668	3.78	23,231

Options exercisable and expected to vest at December 31, 2009	14,060,526	3.83	25,936

The following table provides information about SkyTerra stock options that are outstanding and exercisable as of December 31, 2009:

Exercise Price	Stock Options Outstanding			Stock Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
$ 0.56	250,000	$0.56	2.78	250,000	$0.56	2.78
$ 1.18 – $ 3.94	10,217,590	2.43	4.53	8,608,690	2.31	3.67
$ 4.25 – $ 8.26	3,583,648	7.34	6.85	3,031,410	7.33	6.68
$ 19.34 – $21.53	160,568	20.39	5.24	160,568	20.39	5.24

	14,211,806	$3.84	5.09	12,050,668	$3.78	4.43

The weighted average remaining life of options exercisable and expected to vest as of December 31, 2009 was 5.05 years.

Equity-based compensation expense of $7.6 million, $6.3 million and $4.8 million related to the SkyTerra equity awards was recognized during the years ended December 31, 2009, 2008 and 2007, respectively. No excess tax benefits related to the exercise of options were recognized as the Company is in a taxable loss position.

The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $3.09, $3.37 per share and $6.01 per share, respectively. The total intrinsic value of options exercised was $0.1 million, $0.3 million and $1.5 million during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the total compensation cost related to non-vested options not yet recognized was $3.0 million, which is expected to be recognized over a weighted-average period of 1.8 years.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

During the years ended December 31, 2009, 2008 and 2007, the Company granted awards of 200,000, 1,185,000 and 250,000, respectively, of restricted shares of common stock to executives. As of December 31, 2009, the total estimated equity-based compensation expense related to non-vested restricted stock not yet recognized is $3.5 million, which is expected to be recognized over a period of less than one year. The total fair value of shares vested during the year ended December 31, 2009 was $0.6 million. As of December 31, 2009, the Company has outstanding awards of 1,591,667 restricted shares of common stock to executives and board members. Certain of those restricted shares contain vesting based on market conditions. The fair value of the restricted stock grants containing market conditions and deemed service periods were estimated using a Monte Carlo simulation model.

A summary of the status of the Company’s nonvested shares is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	1,855,000	$8.49
Granted	200,000	3.20
Vested	(413,333)	7.70
Forfeited	(50,000)	5.73

Nonvested at December 31, 2009	1,591,667	$8.12

SkyTerra LP Incentive Plans

SkyTerra LP maintains a unit option incentive plan (SkyTerra LP Unit Option Incentive Plan), that allows for the granting of options and other unit based awards to employees and directors. All SkyTerra LP unit options outstanding as of December 31, 2009 are held by Canadian SkyTerra LP who participated in Option Exchange and have the right to exchange their SkyTerra LP options for SkyTerra options in the future, pursuant to the terms of the Option Exchange described above. No SkyTerra LP Unit Option incentives have been issued since the Option Exchange in August 2008, and no further SkyTerra LP Unit Option incentives are expected to be awarded in the future.

The fair value of each option was estimated on the date of grant using the Black-Scholes option valuation model. The expected term of option awards was calculated as the midpoint between the vesting date and the end of the contractual term of the option as historical data for SkyTerra LP is not sufficient to reasonably estimate the expected term of new grants. The expected dividend rate of zero is based on the fact that the SkyTerra LP has not historically paid a dividend on its limited partnership units. The risk-free rate was based on U.S. Treasury yields for securities with similar terms. Volatility was calculated based on the trading prices of SkyTerra common stock.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

The SkyTerra LP Unit Option awards generally carried an exercise price equal to the fair value on the date of grant, vest ratably over 3 years of service and carry a term of ten years. The Company recognizes compensation expense on a straight-line basis over the requisite service period. No SkyTerra LP option awards have been settled in cash, other than as described below.

Assumptions used in determining the fair value of SkyTerra LP unit options are as follows:

	Year ended December 31,
	2008	2007
Expected volatility	60%	57%
Expected term (years)	6	6
Expected dividends	0%	0%
Risk free rate	2.1%-3.3%	2.4%-5.2%

The activity under the SkyTerra LP Unit Option Incentive Plan is as follows:

	Options to Acquire Units	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	702,417	$9.03
Canceled	(109,037)	19.83
Exercised	—	—

Options outstanding at December 31, 2009	593,380	$7.05	$4,159

Options exercisable at December 31, 2009	591,376	$7.00	$4,159

Options exercisable and expected to vest at December 31, 2009	593,260	$7.05	$4,159

The following table provides information about unit options under the SkyTerra LP Unit Option Incentive Plan that are outstanding and exercisable as of December 31, 2009:

Exercise Price	Stock Options Outstanding			Stock Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
$ 6.45	568,834	$6.45	2.94	568,834	$6.45	2.94
$20.94	24,546	20.94	5.89	22,542	20.94	5.74

	593,380	$7.05	3.06	591,376	$7.00	3.05

The weighted average remaining life of options exercisable and expected to vest as of December 31, 2009 was 3.1 years.

The total equity-based compensation expense related to the SkyTerra LP Unit Option Incentive Plan recognized during the years ended December 31, 2009, 2008 and 2007 was $1.7 million, $5.2 million and $3.3 million, respectively. No excess tax benefits related to the exercise of options were recognized as the Company is in a taxable loss position.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

The weighted average grant date fair value of options granted during the years ended December 31, 2008 and 2007 was $4.90 and $6.94, respectively. The total intrinsic value of options exercised was $0.1 million and $9.8 million during the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2009, the total compensation cost related to non-vested unit options not yet recognized was $0.4 million, which is expected to be recognized over a weighted-average period of less than one year.

In 2006, SkyTerra LP granted 50,000 phantom Limited Investor Units to an executive. The Company recorded equity-based compensation expense of $0.1 million, $0.2 million and zero, during the years ended December 31, 2009, 2008 and 2007, respectively, for this grant. This restricted unit award has been paid in cash upon each vesting date, is recognized as a liability and included in accrued expenses in the accompanying consolidated balance sheets. This phantom unit award vests over five years: 20,000 units vested in 2008 and 10,000 units vest annually thereafter, subject to certain acceleration provisions. The weighted average fair value of the unit award made during 2006 was $30.24 per unit. As of December 31, 2009, the total estimated equity-based compensation expense related to non-vested units not yet recognized is $0.1 million, which is expected to be recognized over one year. This amount may increase or decrease based on the fair value of SkyTerra LP units, as the award is recorded at fair value at the end of each reporting period.

The Company’s equity-based compensation expense is included in the following captions in the consolidated statement of operations for the periods indicated (in thousands):

	Year ended December 31,
	2009	2008	2007
Operations	$1,504	$2,274	$1,463
General and administrative	5,729	7,938	6,093
Research and development	381	322	197
Sales and marketing	1,478	998	381

	$9,092	$11,532	$8,134

The total equity-based compensation capitalized as next generation network (under construction) related to the SkyTerra equity awards during the year ended December 31, 2009, 2008 and 2007 was $0.2 million, $0.5 million and $0.4 million, respectively.

9. Related Party Transactions

Harbinger

Harbinger owns shares constituting approximately 46% of the voting power of SkyTerra’s voting common stock (as well as warrants and shares of SkyTerra’s non-voting common stock which are convertible into or exercisable for shares of SkyTerra’s voting common stock under certain circumstances), Harbinger has made material purchases of the Company’s debt over the past several years (see Note 6) and, pursuant to the Harbinger Merger Agreement, plans to acquire all of the common stock not currently owned by it (see Note 1).

TerreStar Networks and TerreStar Corporation

TerreStar Corporation owns a controlling interest in TerreStar Networks. The Company owns 10.6% of TerreStar Networks. In addition, SkyTerra LP had granted options to purchase the common stock of TerreStar Networks to certain employees of SkyTerra LP prior to the spin-off of TerreStar Networks in May 2005, which

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

are vested and exercisable as of December 31, 2009. SkyTerra LP and TerreStar Networks operate under an intellectual property development sharing arrangement. Amounts related to such arrangement are not material. The non-recurring expenses incurred in connection with the Alcatel-Lucent, Infineon and Hughes development efforts will be shared with TerreStar Networks (see Note 10). The Company had a receivable of $0.7 million and $0.2 million from TerreStar Networks as of December 31, 2009 and 2008, respectively.

10. Commitments and Contingencies

Harbinger Merger

In connection with the Harbinger Merger, the Company agreed to be bound by a cash expenditure covenant which limits aggregate cash expenditures of the Company through March 2010. Under this covenant, the Company agreed not to, except with the prior written consent of Harbinger, make or authorize any capital, operating or cash expenditures, other than capital, operating and cash expenditures that are in the aggregate no greater than (i) $108 million in the aggregate for the period September 1, 2009 through December 31, 2009, (ii) $137 million in the aggregate for the period September 1, 2009 through January 31, 2010, (iii) $158 million in the aggregate for the period September 1, 2009 through February 28, 2010 and (iv) $170 million in the aggregate for the period September 1, 2009 through March 31, 2010. The Company is in compliance with this covenant as of February 25, 2010.

After the announcement of the Harbinger Merger, four stockholder lawsuits, each styled as a class action, were filed in the Delaware Court of Chancery (“Court”) naming as defendants Harbinger, SkyTerra and SkyTerra’s board of directors. On October 28, 2009, the Court consolidated these actions under the caption, In re SkyTerra Communications, Inc. Shareholder Litigation, Consol. C.A. No. 4987-CC. The consolidated action challenges the Harbinger Merger, and generally alleges, among other things, that the Harbinger Merger is the result of an unfair process and that the terms of the Harbinger Merger are unfair and coercive to SkyTerra stockholders. The consolidated action also alleges that SkyTerra has not held an annual meeting of stockholders since July 25, 2006, and seeks to compel SkyTerra to schedule and hold such an annual meeting. Based on these allegations, the consolidated action generally seeks, among other relief, an order declaring the action to be a class action, declaring that the Harbinger Merger is not entirely fair and is the result of a breach of the defendants’ fiduciary duties, granting injunctive relief preliminarily enjoining the Harbinger Merger, compelling SkyTerra to schedule and hold an annual meeting of SkyTerra stockholders, awarding plaintiffs and the class appropriate damages, awarding plaintiffs costs, including reasonable attorneys’ and experts’ fees, and granting plaintiffs and other members of the purported class such further relief as the court deems just and proper.

In order to resolve the litigation and avoid further cost and delay, SkyTerra, Harbinger and the individual defendants, without admitting any wrongdoing, entered into a Memorandum of Understanding (“MOU”), dated November 18, 2009, for the settlement of the litigation. The terms of the MOU are that (i) the proxy would include certain disclosures requested by co-lead counsel for plaintiffs, (ii) the Harbinger Merger Agreement would be amended to include a non–waivable “majority of the minority” of shares voting requirement for the stockholder vote and (iii) SkyTerra will convene a meeting of stockholders for the purpose of electing directors in the event that the Harbinger Merger is not consummated on or before March 31, 2010. In connection therewith, the preliminary proxy filed on November 18, 2009, as amended on January 8, 2010, February 5, 2010, and February 16, 2010, contained certain disclosures requested by co-lead counsel for plaintiffs and the Harbinger Merger Agreement has since been amended to include a non-waivable “majority of the minority” of shares voting requirement for the stockholder vote. Based on the MOU, the parties contemplated entering into a settlement agreement that will be presented to the Court for approval after notice to the class. Co–lead counsel for plaintiffs will make an application to the Court for an award of attorneys’ fees in an amount not to exceed in

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

the aggregate $1.35 million and SkyTerra (or the surviving corporation) has agreed to pay such amount to the extent approved by the Court. The parties executed the stipulation of settlement on February 24, 2010. The parties will present the settlement to the Court and cooperate in seeking dismissal of the litigation.

SkyTerra has recorded $1.35 million in plaintiffs’ attorney fees, along with its own related attorney fees and costs, in the accompanying statement of operations for the year ended December 31, 2009. SkyTerra’s insurer, as well as Harbinger, may reimburse SkyTerra for certain amounts of such fees and costs. However, SkyTerra has not yet recorded any such fees and costs as recoverable from either its insurer or from Harbinger.

Facility Leases

The Company currently leases office space in facilities located in Reston, Virginia; Ottawa, Ontario and Calgary, Alberta. The Company also currently leases sites for the housing or co-location of network equipment in Napa, California; Cedar Hill, Texas; Ottawa, Ontario and Saskatoon, Saskatchewan. The Company’s facility leases may provide for escalations of rent or rent abatements and payment of pro rata portions of building operating expenses. The Company’s lease expense for the years ended December 31, 2009, 2008 and 2007 was $3.3 million, $2.3 million and $2.3 million, respectively.

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

Satellite Launch Services

The Company has a fixed price contract with ILS International Launch Services to launch the next generation satellites, SkyTerra-1 and SkyTerra-2. The Company had previously contracted with Sea Launch Company, L.L.C. (Sea Launch) for launch services regarding SkyTerra-2. On May 19, 2009, SkyTerra LP provided notice of termination for anticipatory material breach of its Launch Services Agreement (Sea Launch Agreement) with Sea Launch regarding SkyTerra-2.

The Company recognized an impairment loss of $14.1 million to write-off all previously capitalized costs related to the Sea Launch Agreement, including $1.9 million of capitalized interest costs, during the three months ended June 30, 2009. The impairment is recorded within operations and cost of services in the accompanying consolidated statement of operations. Sea Launch has asserted that the Company’s termination does not qualify as a “termination for cause” and that the Company is required to pay Sea Launch additional termination fees of $4.4 million. The Company believes it was within its rights to terminate the Sea Launch Agreement for cause, and that, because the agreement was terminated for cause, no termination liabilities are due to Sea Launch. The Company also believes that were the termination deemed a “termination for convenience,” and not for cause, the Company’s termination fees would not exceed $2.4 million.

On June 22, 2009, Sea Launch filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. Although Sea Launch has not initiated an action against the Company there is no assurance that it will not do so, and the ultimate outcome of any such proceeding and/or realization of any claim is uncertain. As of December 31, 2009, the Company has no recorded assets or liabilities related to Sea Launch or the Sea Launch Agreement.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

On March 31, 2009 the Company entered into an agreement with Alcatel-Lucent USA Inc. (Alcatel-Lucent) to develop, test, and provide a production satellite base station subsystem and to supply such base station subsystem commercial products. This base station subsystem ground infrastructure will be designed to work with Qualcomm-adapted EV-DO technology chipsets. The combination of the base station subsystem and the Qualcomm chipset will form a full communication path and enable communications with a satellite system. The non-recurring expenses incurred in connection with the Alcatel-Lucent development efforts will be shared with TerreStar Networks and potentially with other operators if such operators enter into similar arrangements with Alcatel-Lucent.

GMR1-3G Satellite Enabled Mobile Chipsets and Base Transceiver Subsystems

On March 31, 2009, the Company entered into an agreement with Infineon Technologies AG, (Infineon), for the design and development of a multi-standard mobile platform based on Infineon’s innovative software-defined-radio (SDR) technology which would be compatible with the base station subsystem being developed for the Company by Hughes Network Systems (Hughes). This SDR chipset technology will enable satellite-terrestrial handsets to operate with multiple cellular and satellite-based communications technologies including GSM, GPRS, EDGE, WCDMA, HSDPA, HSUPA and GMR-2G/3G. On the same date, in conjunction with the Infineon agreement, the Company entered into an agreement with Hughes for additional software development work that will, with the existing Hughes base station subsystem agreement, allow Hughes to deliver the full base station subsystem development required with respect to the GMR1-3G air interface to be included in connection with the Infineon SDR technology. The non-recurring expenses incurred in connection with the Infineon and Hughes development efforts will be shared with TerreStar Networks and, potentially, with other operators if such operators enter into similar arrangements with Infineon and Hughes, respectively.

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

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Inmarsat Cooperation Agreement

The Company is party to a Cooperation Agreement relating to the use of L-band spectrum for both mobile satellite service (“MSS”) and ancillary terrestrial component (“ATC”) services in North America with Inmarsat Global Limited (“Inmarsat Global”). The Cooperation Agreement addresses a number of regulatory, technology and spectrum coordination matters involving L-band spectrum.

In December 2009, the Company made payment of $31.25 million in cash to Inmarsat to declare the “effective date” under the Cooperation Agreement, which entitled the Company to maintain certain rights including the extension through September 1, 2011 of the options for additional spectrum band plan phase implementation, strategic trials utilizing certain of Inmarsat’s spectrum, and continued international spectrum cooperation. The Company expects that all services, benefits and rights under the arrangements will be performed or received over the period beginning the date of execution through September 1, 2011. As such, the $31.25 million payment has been recorded in other assets in the accompanying consolidated balance sheet as of December 31, 2009, and will be recognized as expense over the period of benefit to September 1, 2011.

Possible Merger and Acquisition of Inmarsat

In addition to being a party to the Harbinger Merger Agreement, the Company remains a party to the Master Contribution and Support Agreement (the “Master Agreement”) and certain other agreements with Harbinger. These agreements contain limitations on the Company’s operations and capital expenditures as well as its ability to issue equity or debt securities. The Master Agreement provides for the possible combination of the Company and Inmarsat plc (“Inmarsat”), a UK public listed company and a leading provider of global mobile satellite services. SkyTerra has been advised by Harbinger that Harbinger has determined that any such potential offer for Inmarsat that Harbinger might pursue, if made, would not be pursued pursuant to the terms of the Master Agreement, but instead would be pursued by Harbinger or one of its affiliates directly with Inmarsat after receipt of all regulatory approvals on terms to be determined at such time. In addition, SkyTerra has been advised by Harbinger that neither Harbinger nor its affiliates have any plans to utilize SkyTerra to effect transactions to acquire, or enter into joint ventures with, Inmarsat, pursuant to the Master Agreement or otherwise.

In August, 2008, at the same time that Harbinger and the Company first filed the applications with the FCC relating to control of SkyTerra by Harbinger, applications were also filed seeking FCC approval for the transfer of control of Inmarsat from the shareholders of Inmarsat to Harbinger in order to effect the combination of the Company and Inmarsat. The FCC has not yet issued a public notice regarding the Inmarsat applications or otherwise acted on them.

SkyTerra has been advised by Harbinger that if the Harbinger Merger Agreement is adopted by the SkyTerra stockholders and the Harbinger Merger is completed, then Harbinger will terminate the Master Agreement in accordance with its terms. However, SkyTerra has also been advised by Harbinger that if the Harbinger Merger Agreement is not adopted by the SkyTerra stockholders, even though Harbinger would not utilize the Master Agreement to acquire Inmarsat, if at all, Harbinger does not intend to terminate the Master Agreement.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Future minimum payments related to the Company’s commitments described in additional detail above, are as follows for the years ending December 31 (in thousands):

	Leases (a)	Next Generation Network Construction (b)	Launch Services	Satellite Operational Services	Chipset, Device and Satellite Base Station Subsystem (c)	Other	Total
2010	$3,061	$47,136	$58,725	$2,791	$45,212	$6,792	$163,717
2011	1,719	—	8,700	1,637	21,850	158	34,064
2012	1,416	—	—	1,434	—	158	3,008
2013	1,412	—	—	1,434	—	158	3,004
2014	1,413	—	—	1,434	—	158	3,005
Thereafter	14,891	—	—	14,579	—	1,579	31,049

	$23,912	$47,136	$67,425	$23,309	$67,062	$9,003	$237,847

(a)	The Company leases office space and computer and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs (not included in the table above), and several leases include options for renewal or purchase. The amounts reflected include payments associated with reasonably assured renewals.
(b)	The amounts exclude in-orbit incentives and potential interest associated with the incentives.
(c)	The costs of certain development efforts are shared with other operators. The Company could incur additional commitments related to those efforts in the event that one or more of those operators discontinued their participation.

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

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

The components of loss before income taxes and extraordinary gain by country, are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
United States	$(210,899)	$(206,432)	$(126,517)
Canada	(5,503)	(3,191)	(1,333)

Total loss before income taxes, noncontrolling interest and extraordinary gain	$(216,402)	$(209,623)	$(127,850)

The components of the income tax (benefit) provision, all of which relate to SkyTerra Canada, a consolidated variable interest entity, consisted of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Current (benefit) provision	$(273)	$(1,505)	$1,317
Deferred (benefit) provision	273	395	(1,650)

Total income tax (benefit) provision	$—	$(1,110)	$(333)

Taxes computed at the U.S. statutory federal income tax rate of 34% are reconciled to the Company’s effective rate as follows:

	Year ended December 31,
	2009	2008		2007
U.S. Federal taxes on loss before income taxes and extraordinary gain, at statutory rate	$(73,577)	$(71,272	)(1)	$(43,469)
State taxes, net of U.S. federal benefit	(7,889)	(7,286)		(4,183)
Losses allocable to SkyTerra LP’s non-SkyTerra partners	—	88		1,576
Effect of Canadian operations	495	187		186
Non-deductible expenses	4,298	8,064		5,580
Other	404	(192)		401
Change in valuation allowance	76,269	69,301		39,576

Income tax benefit	$—	$(1,110)		$(333)

Income tax benefit	—%	0.5%		0.3%

(1)	No current tax on extraordinary gain for the year ended December 31, 2008.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31
	2009	2008
Deferred tax assets, net:
Net operating loss carryforwards	$109,245	$55,494
Intangible assets	29,680	35,721
Senior secured discount note interest	47,419	16,844
Deferred revenue	9,553	8,854
Transaction costs	3,048	—
Equity-based compensation	9,944	8,441
Depreciation and amortization of property and equipment	645	3,068
Tax credits	1,130	1,130
Other	1,597	1,313

	212,261	130,865
Less-valuation allowance	(209,408)	(127,279)

Deferred tax assets, net of valuation allowance	2,853	3,586

Deferred tax liabilities:
Depreciation and amortization of property and equipment	—	(469)
Investment in TerreStar Networks	(2,784)	(2,784)
Other	(69)	(76)

Net deferred tax asset	$—	$257

The changes in the valuation allowance for both years presented relate to losses incurred in the U.S. and Canada.

For U.S. federal income tax purposes, SkyTerra has unused net operating loss (NOL) carryforwards of $337 million expiring from 2020 through 2029. For Canadian federal income tax purposes the Company has NOL carryforwards of $19.5 million that begin to expire in 2028. The utilization of U.S. NOL carryforwards may be subject to an annual limitation if the Company experiences an ownership change as defined by Section 382 of the Internal Revenue Code. In addition, Section 382 may limit the Company’s tax depreciation or amortization of certain assets in certain circumstances.

The Company continues to receive information from its investors in order to complete its evaluation of Section 382 changes in ownership, however, the Company preliminarily believes it has experienced two recent ownership changes under Section 382; one occurring in the first half of 2008, and the second occurring in the first half of 2009. Due to the Company’s valuation allowance on its deferred tax assets, Section 382 limitations are not expected to materially impact the Company’s historical financial statements.

The $337 million of U.S. NOL carryforwards includes $32.1 million related to the exercise of stock options that generated income tax deductions in excess of amounts recorded for financial reporting purposes. The Company will not recognize a tax benefit with respect to the excess stock compensation deductions until those deductions actually reduce income tax liabilities. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying consolidated financial statements. At such time as the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

The Company adopted new accounting guidance for uncertain tax positions on January 1, 2007. The adoption of this new guidance did not significantly affect the Company’s financial position or results of operations. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of December 31, 2008 or 2009. The Company’s policy is to recognize interest and penalties on income tax matters in the income tax provision (benefit).

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various states and in foreign jurisdictions, primarily Canada and its provinces. Because the Company’s 2006 U.S. federal income tax return used net operating loss carryforwards dating, in part, back to 1993, some elements of income tax returns back to 1993 are subject to examination. The Company is currently under audit for income taxes by one Canadian province, but the Company does not expect the results to have a material impact on the Company’s consolidated financial position or results of operations. The U.S. Federal Government’s audit of the Company’s 2005 return closed without adjustment.

For the years ended December 31, 2007, 2008 and 2009, there were no interest and penalties recorded as a component of the Company’s income tax provision.

13. Retirement Plan

SkyTerra LP sponsors a benefit plan to provide retirement and incidental benefits for its employees, and participants may make voluntary contributions, not to exceed maximum allowable contribution amounts. SkyTerra LP may make discretionary contributions and matching contributions. Company contributions totaled $0.7 million, $0.6 million, and $0.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. Employees vest immediately in SkyTerra LP contributions.

14. Segment and Geographic Information

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company previously operated in three segments: Next Generation, Current Generation, and SkyTerra Corporate. The Next Generation segment related to activities specific to the deployment of a next generation satellite system. The Current Generation segment related to SkyTerra LP’s provision of mobile satellite services that support the delivery of data, voice, fax and dispatch radio services using its existing in-orbit satellites. The SkyTerra Corporate segment related to activities related to the publicly traded holding company.

Efforts regarding the development and deployment of a next generation network have accelerated in 2009. The activities of the Company’s employees have become less distinguishable between those specific to current generation network operation and those specific to next generation network activities. As these activities merged, the chief operating decision maker determined in 2009 that the allocation of expenses between current and next generation network activities is no longer meaningful, and the chief operating decision maker no longer requires discrete financial information on which to base decisions regarding the allocation of resources between those activities. Therefore, the Company has determined that its current generation and next generation activities no longer qualify as operating segments.

The activities previously reported separately as SkyTerra Corporate are corporate services that support both current and next generation activities, including financing, corporate governance, and other activities. In conjunction with the merging of the current and next generation operating activities discussed above, the chief operating decision maker no longer reviews, or requires discrete financial information for SkyTerra Corporate

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

activities. Similar to the current and next generation activities, the Company has determined that SkyTerra Corporate activities no longer qualify as operating segments. As a result, as of December 31, 2009 the Company has only one operating segment.

Geographic information

The Company sells its services in the United States and in Canada. The following table presents revenue attributable to each geographic region (in thousands):

	Year ended December 31,
	2009	2008	2007
United States	$19,699	$20,901	$21,600
Canada	14,829	13,584	12,483

Total revenues	$34,528	$34,485	$34,083

The following table presents information regarding long-lived assets other than financial instruments and intangible assets attributable to each geographic region (in thousands):

	December 31,
	2009	2008
United States	$954,643	$686,337
Canada	1,974	2,023

Total assets	$956,617	$688,360

15. Unaudited Interim Financial Information

The Company’s results were as follows (in thousands except per share data):

	Year ended December 31, 2009
	Q1		Q2		Q3		Q4
Revenues	$7,821		$9,560		$9,002		$8,145
Operations, cost of services and cost of equipment sold (exclusive of depreciation and amortization)	9,428		29,967	(2)	10,119		20,716
Operating loss	(23,516)		(44,195	)(2)	(29,257)		(37,667)
Net loss attributable to SkyTerra	(48,227	)(1)	(66,064	)(2)	(37,709	)(3)	(63,285)
Basic and diluted loss attributable to SkyTerra per common share	$(0.45)		$(0.62)		$(0.35)		$(0.59)

(1)	Includes $9.4 million loss related to change in the fair value of warrants
(2)	Includes $14.1 million impairment loss to write-off all previously capitalized costs related to the Sea Launch Agreement (see Note 10)
(3)	Includes $16.8 million gain related to change in the fair value of warrants

SkyTerra Communications, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

	Year ended December 31, 2008
	Q1		Q2		Q3		Q4
Revenues	$8,593		$8,808		$9,450		$7,634
Operations, cost of services and cost of equipment sold (exclusive of depreciation and amortization)	7,637		7,873		11,023		9,942
Operating loss	$(21,452)		$(20,826)		(25,279)		(36,500)
Net loss attributable to SkyTerra	$(37,210	)(1)	$(36,654	)(2)	(76,651	)(3)	(54,420	)(4)
Basic and diluted loss attributable to SkyTerra per common share	$(0.35)		$(0.35)		$(0.72)		$(0.51)

(1)	Includes $8.4 million write down of Investment in TerreStar Networks (see Note 2)
(2)	Includes $8.4 million write down of Investment in TerreStar Networks (see Note 2)
(3)	Includes $42.9 million write down of Investment in TerreStar Networks (see Note 2)
(4)	Includes $11.0 million write down of Investment in TerreStar Networks (see Note 2), $10.4 million goodwill impairment (see Note 2), and $3.0 extraordinary gain on acquisition of minority interest (see Note 3)

16. Supplemental Information

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

SkyTerra Communications, Inc.’s material assets and liabilities as of December 31, 2009, that are not eliminated in consolidation, include $12.6 million of cash and cash equivalents, a $7.4 million investment in TerreStar Networks, and $5.5 million of current liabilities. SkyTerra Communications, Inc. has no revenues and its material expenses for the years ended December 31, 2009, 2008 and 2007 that are not eliminated in consolidation, includes $14.2 million, $11.6 million and $7.6 million of general and administrative expenses, respectively. Additionally, during the years ended December 31, 2008 and 2007, SkyTerra Communications, Inc. recorded other-than-temporary impairment charges for its TerreStar Networks investment of $70.7 million and $34.5 million, respectively caused by decreases in the market value of TerreStar Corporation (parent of TerreStar Networks) publicly traded common stock.

17. Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events. This evaluation was performed through February 25, 2010, the date on which the Company’s financial statements were issued.

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of September 23, 2009, by and among Harbinger Capital Partners Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Sol Private Corp., and SkyTerra Communications, Inc., which was filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on September 23, 2009, and is incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger, dated as of November 18, 2009, by and among Harbinger Capital Partners Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Sol Private Corp., and SkyTerra Communications, Inc., which was filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on November 20, 2009, and is incorporated herein by reference.

2.3	Second Amendment to Agreement and Plan of Merger, dated as of February 16, 2010, by and among Harbinger Capital Partners Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Sol Private Corp., and SkyTerra Communications, Inc., which was attached as Appendix C to the revised Preliminary Proxy Statement on Schedule 14A of SkyTerra Communications, Inc., filed on February 16, 2010, which Appendix C is incorporated herein by reference.

3.1	Restated Certificate of Incorporation of SkyTerra Communications, Inc., as amended on November 11, 2008, which was filed as Exhibit 3.1 to the Annual Report on Form 10-K, filed on March 2, 2009, and is incorporated herein by reference.

3.2	Amended and Restated By-Laws of SkyTerra Communications, Inc., which was filed as Exhibit 4.2 to the Current Report on Form 8-K, filed on October 18, 2006 and is incorporated herein by reference.

4.1	Indenture, dated March 30, 2006, by and among Mobile Satellite Ventures LP and MSV Finance Co., the Guarantors named therein and the Bank of New York relating to the 14% Senior Secured Discount Notes due 2013, which was filed as Exhibit 4.1 to the Annual Report on Form 10-K on March 16, 2007, and is incorporated herein by reference.

4.2	Indenture by and among Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., the Guarantors named therein and The Bank of New York as Trustee, dated January 7, 2008 which was filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on January 8, 2008, and is incorporated herein by reference.

4.3	First Supplemental Indenture, dated January 7, 2009, to the Indenture, dated January 7, 2008, by and among Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., the Guarantors named therein and The Bank of New York as Trustee, which was filed as Exhibit 4.3 to the Annual Report on Form 10-K, filed on March 2, 2009, and is incorporated herein by reference.

4.4	Indenture by and among SkyTerra LP, SkyTerra Finance Co., the Guarantors named therein and The Bank of New York Mellon as Trustee, dated January 7, 2009, which was filed as Exhibit 4.4 to the Annual Report on Form 10-K, filed on March 2, 2009, and is incorporated herein by reference.

4.5	Form of Series 1-A Warrant of SkyTerra Communications, Inc., which was filed as Exhibit 4.3 to the Current Report on Form 8-K filed on June 21, 1999, and is incorporated herein by reference.

4.6	Form of Series 2-A Warrant of SkyTerra Communications, Inc., which was filed as Exhibit 4.5 to the Current Report on Form 8-K filed on June 21, 1999, and is incorporated herein by reference.

4.7	Form of Warrant to Purchase shares of common stock, issued to Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Special Situations Fund, LP, which was filed as Exhibit 99.1 to the Current Report on Form 8-K, filed on December 18, 2007, and is incorporated herein by reference.

Exhibit Number	Description

4.8	Warrant to Purchase Shares of Voting Common Stock issued on August 18, 2008 to Boeing Satellite Systems, Inc., which was filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q, filed on November 11, 2008, and is incorporated herein by reference.

4.9	Warrant to Purchase 5,625,000 Shares of Common Stock issued on January 7, 2009 to Harbinger Capital Partners Master Fund I, Ltd., which was filed as Exhibit 4.9 to the Annual Report on Form 10-K, filed on March 2, 2009, and is incorporated herein by reference.

4.10	Warrant to Purchase 1,875,000 Shares of Common Stock issued on January 7, 2009 to Harbinger Capital Partners Special Situations Fund, L.P., which was filed as Exhibit 4.10 to the Annual Report on Form 10-K, filed on March 2, 2009, and is incorporated herein by reference.

4.11	Registration Rights Agreement, dated December 20, 2007, by and between SkyTerra Communications, Inc. and Inmarsat Global Limited, which was filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on December 21, 2007 and is incorporated herein by reference.

4.12	Registration Rights Agreement, dated August 18, 2008, by and between SkyTerra Communications, Inc. and Boeing Satellite Systems, Inc., which was filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q, filed on November 11, 2008, and is incorporated herein by reference.

4.13	Registration Rights Agreement, dated July 24, 2008, by and among SkyTerra Communications, Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Harbinger Capital Partners Fund I, L.P., which was filed as Exhibit 10.6 to the Current Report on Form 8-K, filed on July 25, 2008, and is incorporated herein by reference.

4.14	Letter Agreement, dated August 22, 2008, amending the Registration Rights Agreement, dated July 24, 2008, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on August 25, 2008, and is incorporated herein and in Exhibit 10.51 by reference.

4.15	Registration Rights Agreement, dated September 15, 2008, by and between SkyTerra Communications, Inc. and Investors Listed on Schedule A thereto, which was filed as Exhibit 10.16 to the Quarterly Report on Form 10-Q, filed on November 11, 2008, and is incorporated herein by reference.

4.16	Warrant to Purchase 15,937,500 Shares of Voting Common Stock Issued April 1, 2009, which was filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed on May 1, 2009, and is incorporated herein by reference.

4.17	Warrant to Purchase 5,312,500 Shares of Voting Common Stock Issued April 1, 2009, which was filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q, filed on May 1, 2009, and is incorporated herein by reference.

10.1	Amended and Restated 1998 Long-Term Incentive Plan of SkyTerra Communications, Inc., which was filed as Exhibit 4(d) to the Form S-8 filed on November 3, 2000 and is incorporated herein by reference.

10.2	Amended and Restated Limited Partnership Agreement, dated November 12, 2004, by and among MSV Investors, LLC, Mobile Satellite Ventures LP, et al. which was filed as Exhibit 10.1 to the Current Report on Form 8-K dated November 18, 2004 and is incorporated herein by reference.

10.3	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Mobile Satellite Ventures LP, dated September 25, 2006, which was filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on September 28, 2006, and is incorporated herein by reference.

10.4	Amendment No. 2 to the Amended and Restated Limited Partnership Agreement of Mobile Satellite Ventures LP, dated January 5, 2007, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on January 10, 2007, and is incorporated herein by reference.

Exhibit Number	Description

10.5	TerreStar Networks Inc. Amended and Restated Stockholders’ Agreement, which was filed as Exhibit 10.9 to the Current Report on Form 8-K, filed on May 11, 2006, and is incorporated herein by reference.

10.6	Amendment No. 3 to Amended and Restated Stockholders’ Agreement of Mobile Satellite Ventures GP Inc., which was filed as Exhibit 10.10 to the Current Report on Form 8-K, filed on May 11, 2006, and is incorporated herein by reference.

10.7	Amendment No. 4 to the Amended and Restated Stockholders’ Agreement of Mobile Satellite Ventures GP, Inc., dated September 25, 2006, which was filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on September 28, 2006, and is incorporated herein by reference.

10.8	Form of Indemnification Agreement, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on December 19, 2006, and is incorporated herein by reference.

10.9	Restricted Stock Agreement, by and between Alexander H. Good and the Company, dated December 18, 2006, which was filed as Exhibit 99.1 to the Current Report on Form 8-K, filed on December 19, 2006, and is incorporated herein by reference.

10.10	Restricted Stock Agreement, by and between Scott Macleod and the Company, dated December 18, 2006, which was filed as Exhibit 99.2 to the Current Report on Form 8-K, filed on December 19, 2006, and is incorporated herein by reference.

10.11	Contract for Design, Development and Supply of Satellite Base Transceiver Sub-System (“S-BTS”) between Mobile Satellite Ventures LP and Hughes Network Systems, LLC, dated November 3, 2006, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on November 8, 2006, and is incorporated herein by reference.

10.12	Amendment Agreement No. 1 to MSV Canada Shareholders Agreement by and among TMI Communications and Company, Limited Partnership, Mobile Satellite Ventures (Canada) Inc., Mobile Satellite Ventures Holdings (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on October 18, 2006, and is incorporated herein by reference.

10.13	Preferred Provider Agreement, dated October 16, 2006, by and between Hughes Network Systems, LLC and Mobile Satellite Ventures LP, which was filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on October 18, 2006, and is incorporated herein by reference.

10.14	Non-Interference Agreement, dated October 6, 2006, by and among BCE Inc., Telesat Canada, Mobile Satellite Ventures (Canada) Inc., Mobile Satellite Ventures Holdings (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on October 18, 2006, and is incorporated herein by reference.

10.15	Preferred Provider Extension Agreement, dated October 6, 2006, by and among Telesat Canada, Mobile Satellite Ventures (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.4 to the Current Report on Form 8-K, filed on October 18, 2006, and is incorporated herein by reference.

10.16	Contract, dated January 9, 2006, between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures, LP for the MSV L-Bond Space-Based Network, which was filed as Exhibit 10.51 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.17	Amendment No. 1 to Contract between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures, LP for the MSV L-Bond Space-Based Network, dated March 9, 2006, which was filed as Exhibit 10.52 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

Exhibit Number	Description

10.18	Amendment No. 2 to Contract between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures for the MSV L-Bond Space-Based Network, dated September 11, 2006, which was filed as Exhibit 10.53 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.19	Amendment No. 3 to Contract between Boeing Satellite Systems, Inc. and Mobile Satellite Ventures, LP for the MSV L-Band Space-Based Network, dated August 1, 2008, which was filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q, filed on November 11, 2008, and is incorporated herein by reference.

10.20	Second Amended and Restated Intellectual Property Assignment and License Agreement , dated November 21, 2006 and effective October 1, 2006, between ATC Technologies LLC and TerreStar Networks Inc., which was filed as Exhibit 10.54 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.21	Letter Agreement, dated February 6, 2007, between Mobile Satellite Ventures, LP and Mobile Satellite Ventures (Canada) Inc., which was filed as Exhibit 10.55 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.22	Satellite Delivery Agreement, dated February 22, 2007, between Mobile Satellite Ventures LP and Mobile Satellite Ventures (Canada) Inc., which was filed as Exhibit 10.56 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.23	Amendment No. 1 Satellite Delivery Agreement between Mobile Satellite Ventures LP and Mobile Satellite Ventures (Canada) Inc., dated October 1, 2008., which was filed as Exhibit 10.23 to the Annual Report on Form 10-K, filed on March 2, 2009, and is incorporated herein by reference.

10.24	Capacity Lease Agreement, dated November 26, 2001, between Mobile Satellite Ventures (Canada) Inc. and 3051361 Nova Scotia Unlimited Liability Company, which was filed as Exhibit 10.57 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.25	MSV Canada Shareholders Agreement, dated November 26, 2001 by and among TMI Communications and Company, Limited Partnership, Mobile Satellite Ventures (Canada) Inc., Mobile Satellite Ventures Holdings (Canada) Inc. and Mobile Satellite Ventures LP, which was filed as Exhibit 10.58 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.26	Mobile Satellite Ventures LP 2001 Unit Incentive Plan, as amended through October 11, 2005, which was filed as Exhibit 10.60 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.27	Amended Form of Nonqualified Unit Option Agreement under the Mobile Satellite Ventures LP 2001 Unit Incentive Plan, which was filed as Exhibit 99.3 to the Registration Statement on Form S-4, filed on March 11, 2008, and is incorporated herein by reference.

10.28	Form of Exchange Stock Option Agreement, which was filed as Exhibit 4.1 to the Registration Statement on Form S-4, filed on March 11, 2008, and is incorporated herein by reference.

10.29	Termination and Exchange Form and Offer by SkyTerra Communications, Inc. to Issue Options to Purchase Shares of Common Stock of SkyTerra Communications, Inc. in Exchange for the Termination of Outstanding Options to Purchase Limited Partnership Interests of Mobile Satellite Ventures LP, which was filed as Exhibit 99.1 to the Registration Statement on Form S-4, filed on March 11, 2008, and is incorporated herein by reference.

10.30	Employment Letter of Alexander H. Good, dated February 26, 2004, which was filed as Exhibit 10.62 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

Exhibit Number	Description

10.31	Amendment Agreement to Amend Employment Letter of Alexander H. Good, dated April 3, 2006, between Mobile Satellite Ventures and Alexander H. Good, which was filed as Exhibit 10.63 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.32	Change of Control Agreement, dated February 29, 2004, between Mobile Satellite Ventures LP and Alex H. Good, which was filed as Exhibit 10.64 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.33	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated February 24, 2005, between Mobile Satellite Ventures LP and Alexander H. Good, which was filed as Exhibit 10.65 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.34	Employment Letter of Scott Macleod, dated January 9, 2006, which was filed as Exhibit 10.66 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.35	Executive Change of Control Agreement, dated January 27, 2006, between Mobile Satellite Ventures LP and Scott Macleod, which was filed as Exhibit 10.67 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.36	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated January 27, 2006, between Mobile Satellite Ventures LP and Scott Macleod, which was filed as Exhibit 10.68 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.37	Mobile Satellite Ventures LP 2001 Unit Incentive Plan (as amended) Phantom Unit Agreement, dated January 27, 2006, between Mobile Satellite Ventures LP and Scott Macleod, which was filed as Exhibit 10.69 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.38	SkyTerra Communication, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Annex III to the Definitive Proxy Statement, filed on June 23, 2006), which was filed as Exhibit 10.70 to the Annual Report on Form 10-K, filed on March 16, 2007, and is incorporated herein by reference.

10.39	Amendment No. 1 to the 2006 SkyTerra Communications, Inc. Equity and Incentive Plan, which was filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.40	Stock Option Agreement, by and between James Wiseman and the Company, dated August 20, 2007, which was filed as Exhibit 99.1 to the Current Report on Form 8-K, filed on August 22, 2007, and is incorporated herein by reference.

10.41	Offer Letter between James Wiseman and Mobile Satellite Ventures LP, dated July 13, 2007, which was filed as Exhibit 99.2 to the Current Report on Form 8-K, filed on August 22, 2007, and is incorporated herein by reference.

10.42	Change of Control Agreement between James Wiseman and MSV, dated August 20, 2007, which was filed as Exhibit 99.3 to the Current Report on Form 8-K, filed on August 22, 2007, and is incorporated herein by reference.

10.43	Securities Purchase Agreement, dated December 15, 2007, by and among SkyTerra Communications, Inc., Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Special Situations Fund, LP., which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on December 15, 2007, and is incorporated herein by reference.

10.49	Executive Change of Control Agreement, dated September 20, 2004, by and between Randy S. Segal and Mobile Satellite Ventures LP, which was filed as Exhibit 10.85 to the amended Annual Report on form 10-K/A, filed on April 29, 2008, and is incorporated herein by reference.

Exhibit Number	Description

10.50	Master Contribution and Support Agreement, dated July 24, 2008, by and among Harbinger Capital Partners Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Fund I, L.P., Harbinger Co-Investment Fund, L.P., SkyTerra Communications, Inc., Mobile Satellite Ventures Subsidiary LLC, and Mobile Satellite Ventures L.P., which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on July 25, 2008, and is incorporated herein by reference.

10.51	Letter Agreement, dated August 22, 2008, amending the Master Contribution and Support Agreement, dated July 24, 2008, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on August 25, 2008, and is incorporated herein by reference.

10.52	Second Amendment, dated January 7, 2009, to the Master Contribution and Support Agreement, dated July 24, 2008, which was filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on January 7, 2009, and is incorporated herein by reference.

10.53	Stock Purchase Agreement, dated July 24, 2008, between SkyTerra Communications, Inc. and Harbinger Co-Investment Fund, L.P., which was filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on July 25, 2008, and is incorporated herein by reference.

10.54	Securities Purchase Agreement, dated July 24, 2008, by and among Mobile Satellite Ventures LP, Mobile Satellite Ventures Finance Co., SkyTerra Communications, Inc., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P., which was filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on July 25, 2008, and is incorporated herein by reference.

10.55	Amendment No. 1 to Securities Purchase Agreement, dated January 7, 2009, between SkyTerra Communications, Inc. and Harbinger Co-Investment Fund, L.P., which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on January 7, 2009, and is incorporated herein by reference.

10.56	Executive Severance Agreement between SkyTerra Communications, Inc. and Randy Segal, which was filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.57	Letter Agreement, dated August 4, 2008, between the Company and Drew Caplan regarding certain employment matters, which was filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.58	Appendix A—Promissory Note, which was filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.59	Appendix B—Drew Caplan Restricted Stock Agreement, dated August 4, 2008, which was filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.60	Letter Agreement, dated February 23, 2009, between the Company and Marc Montagner regarding certain employment matters, which was filed as Exhibit 10.60 to the Annual Report on Form 10-K, filed on March 2, 2009, and is incorporated herein by reference.

10.61	Offer Letter, dated March 3, 2009, between the Company and Gary Epstein regarding certain employment matters, which was filed as Exhibit 10.68 to the Annual Report on Form 10-K/A, filed on April 30, 2009, and is incorporated herein by reference.

10.62	Agreement for Transfer and Exchange between SkyTerra Communications, Inc. and TerreStar Corporation, dated September 12, 2008, which was filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q, filed on November 11, 2008, and is incorporated herein by reference.

10.63	Letter Agreement between SkyTerra Communications, Inc. and affiliates of Harbinger Capital Partners, dated September 12, 2008, which was filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q, filed on November 11, 2008, and is incorporated herein by reference.

Exhibit Number	Description

10.64	Letter Agreement between SkyTerra Communications, Inc. and affiliates of Harbinger Capital Partners, dated September 16, 2008, which was filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q, filed on November 11, 2008, and is incorporated herein by reference.

10.65	Director Stock Option Grant Form of Award, which was filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.66	SkyTerra Communications, Inc./Mobile Satellite Ventures, LP Executive Employment Agreement for Alex H. Good, which was filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.67	SkyTerra Communications, Inc./Mobile Satellite Ventures, LP Executive Employment Agreement for Scott G. Macleod, which was filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed on August 5, 2008, and is incorporated herein by reference.

10.68	Exchange Agreement, dated December 10, 2008, by and among SkyTerra Communications, Inc., Walter V. Purnell, Jr., Rajendra Singh, Gerald Stevens-Kittner, Glenn Meyers, Elizabeth Tasker, Columbia ST Partners III, Inc., Dean & Company, inOvate Communications Group, LLC and WBS, LLC., which was filed as Exhibit 10.67 to the Annual Report on Form 10-K, filed on March 2, 2009, and is incorporated herein by reference.

10.69	Contract between TerreStar Networks Inc., SkyTerra LP and Infineon Technologies AG for the Design and Development of SDR Modem Platforms, which was filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 1, 2009, and is incorporated herein by reference.

10.70	Amendment 2 to the Contract for Launch Services between ILS International Services, Inc. and SkyTerra LP, which was filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 10, 2009, and is incorporated herein by reference.

10.71	Letter Agreement Relating to the Cooperation Agreement dated as of December 20, 2007 between SkyTerra LP, SkyTerra (Canada) Inc., SkyTerra Communications, Inc. and Inmarsat Global Limited, which was filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on November 25, 2009, and is incorporated herein by reference.

14.1	Code of Business Ethics.*

21	Subsidiaries of the Company.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification of Alexander H. Good, Chief Executive Officer and President of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Scott Macleod, Executive Vice President and Chief Financial Officer of the Company, required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Alexander H. Good, Chief Executive Officer and President of the Company, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Scott Macleod, Executive Vice President and Chief Financial Officer of the Company, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith